Form 10-K
period 1993-12-31
CONSOLIDATED FREIGHTWAYS INC
filed 1994-03-28
CIK 23675

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1993   Commission File Number 132-3

                       CONSOLIDATED FREIGHTWAYS, INC.

                   Incorporated in the State of Delaware
               I.R.S. Employer Identification No. 94-1444798

            3240 Hillview Avenue, Palo Alto, California  94304
                     Telephone Number (415) 494-2900


Securities Registered Pursuant to Section 12(b) of the Act:

                                         Name of Each Exchange on
        Title of Each Class                  Which Registered
  ------------------------------         ------------------------
  Common Stock ($.625 par value)         New York Stock Exchange
                                         Pacific Stock Exchange

  $1.54 Depositary Shares each
    representing one-tenth of a share
    of Series C Conversion Preferred
    Stock                                New York Stock Exchange

  Securities Registered Pursuant to Section 12(g) of the Act:

                           9-1/8% Notes Due 1999
                        Medium-Term Notes, Series A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. Yes ___X___    No _______

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes____X____     No__________

Aggregate market value of voting stock held by persons other than Directors, Officers and those shareholders holding more than 5% of the outstanding voting stock, based upon the closing price per share Composite Tape on January 31, 1994: $730,765,672

                Number of shares of Common Stock outstanding
                    as of January 31, 1994: 35,816,779

                    DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV


Consolidated Freightways, Inc. 1993 Annual Report to Shareholders (only those portions referenced herein are incorporated in this Form 10-K).

Part III

Proxy Statement dated March 18, 1994, (only those portions referenced herein are incorporated in this Form 10-K).

                       CONSOLIDATED FREIGHTWAYS, INC.
                                 FORM 10-K
                        Year Ended December 31, 1993

- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------


                                   INDEX
                                   -----

Item                                                                  Page
- ----                                                                  ----
                                   PART I
                                   ------

  1.          Business                                                  3
  2.          Properties                                               11
  3.          Legal Proceedings                                        12
  4.          Submission of Matters to a Vote of Security Holders      12

                                   PART II
                                   -------

  5.          Market for the Company's Common Stock and
               Related Security Holder Matters                         13
  6.          Selected Financial Data                                  13
  7.          Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     13
  8.          Financial Statements and Supplementary Data              13
  9.          Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                     13

                                   PART III
                                   --------

 10.          Directors and Executive Officers of the Company          14
 11.          Executive Compensation                                   15
 12.          Security Ownership of Certain Beneficial
               Owners and Management                                   15
 13.          Certain Relationships and Related Transactions           15

                                   PART IV
                                   -------

 14.          Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                             16

SIGNATURES                                                             17

INDEX TO FINANCIAL INFORMATION                                         19

                       CONSOLIDATED FREIGHTWAYS, INC.
                                 FORM 10-K
                        Year Ended December 31, 1993

- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------

                                  PART 1
                                  ------

ITEM 1. BUSINESS

(a) General Development of Business
- -----------------------------------

Consolidated Freightways, Inc. is a holding company which participates through subsidiaries in various forms of long-haul and regional trucking, intermodal rail and ocean services, domestic and international air cargo delivery services and related transportation activities. These operations are organized into three primary business groups: Long-Haul Trucking (CF MotorFreight), Regional Trucking and Intermodal (Con-Way Transportation Services), and Air Freight (Emery Worldwide). Consolidated Freightways, Inc. was incorporated in Delaware in 1958 as a successor to a business originally established in 1929. It is herein referred to as the "Registrant" or "Company".


(b) Financial Information About Industry Segments
- -------------------------------------------------

The operations of the Company are primarily conducted in the U.S. and Canada and to a lesser extent in major foreign countries. An analysis by industry group of revenues, operating income (loss), depreciation and capital expenditures for the years ended December 31, 1993, 1992 and 1991, and identifiable assets as of those dates is presented in Note 11 on pages 43 and 44 of the 1993 Annual Report to Shareholders and is incorporated herein by reference. Geographic group information is also presented therein. Intersegment revenues are not material.

(c) Narrative Description of Business
- -------------------------------------

The Company has designated three principal operating groups: the CF MotorFreight Group provides intermediate and long-haul, less-than-truckload freight service in the U.S. and portions of Mexico, Canada, the Caribbean, Latin and Central America and Europe; the Con-Way Transportation Services Group provides regional trucking, intermodal movements of truckload freight, non-vessel operating common carriage and ocean container freight services; and, the Emery Worldwide Group is responsible for all domestic and international air freight activities.

    CF MOTORFREIGHT
    ----------------

CF MotorFreight (CFMF), the Company's largest single operating unit, is based in Menlo Park, California. The group is composed of Consolidated Freightways Corporation of Delaware (CFCD), which includes CF MotorFreight and three other operating units, and three non-carrier component operations. Its carrier group provides general freight services nationwide and in portions of Canada, Mexico, the Caribbean area, Latin and Central America and Europe. General freight is typically shipments of manufactured or non-perishable processed products having high value and requiring expedited service, compared to the bulk raw materials characteristically transported by railroads, pipelines and water carriers. The basic business of the general freight industry is to transport freight that is less-than-truckload (LTL), an industry designation for shipments weighing less than 10,000 pounds. CFMF is one of the nation's largest motor carriers in terms of 1993 revenues.

Competition within the industry has intensified since the passage of the Motor Carrier Act of 1980. Consequently, pricing has become increasingly important as a competitive factor. To retain market share, CFMF is also evolving to provide faster, more time definite, higher quality and lower cost services as shippers seek to compress production cycles and cut distribution costs.

As a large carrier of LTL general commodity freight, CFMF has pick-up and delivery fleets in each area served, and a fleet of intercity tractors and trailers. It has a network of 539 U.S. and Canadian freight terminals including 28 regional consolidation centers. CFMF is supported by a sophisticated data processing system for the control and management of the business.

CFMF provides a regular route, common and contract carrier freight service between points in all 50 states, the Caribbean area, Mexico, Latin and Central America and Europe and to points served by Canadian subsidiaries as discussed below. There is a broad diversity in the customers served, size of shipments, commodities transported and length of haul. No single customer or commodity accounts for more than a small fraction of total revenues.

CFMF operates daily schedules utilizing primarily relay drivers driving approximately eight to ten hours each. Some schedules operate with sleeper teams driving designated routes. Road equipment consists of one tractor pulling two 28-foot double trailers or, to a limited extent, one semi-trailer or three 28-foot trailers. Legislation enacted in 1982 has provided for the use of 28-foot double trailers and 48-foot semi-trailers throughout the United States. (See "State Regulation" below.) Trailers in double or triple combination are more efficient and economical than a tractor and single semi-trailer combination. CFMF utilizes trailer equipment 102-inches in width. In 1993, the Company operated in excess of 537 million linehaul miles in North America, about 90% of which was conducted by equipment in doubles and triples configuration. The accident frequency of the triples configuration was better than all other types of vehicle combinations used by the Company.

CFMF and other subsidiaries of CFCD serve Canada through terminals in the provinces of Alberta, British Columbia, Manitoba, New Brunswick, Nova Scotia, Ontario, Quebec, Saskatchewan and in the Yukon Territory.

        Non-Carrier Operations
        ----------------------

Menlo Logistics provides logistics management services for industrial and retail businesses including carrier management, dedicated fleet and warehouse operations, just-in-time delivery programs, customer order processing and freight bill payment and auditing. The other non-carrier operations within the CF MotorFreight Group generate a majority of their sales from other companies within the CF Group. Road Systems, Inc. primarily manufactures trailers. Willamette Sales Co. serves as a distributor of heavy-duty truck, marine and construction equipment parts.

        Employees
        ---------

Approximately 88% of CFMF's domestic employees are represented by various labor unions, primarily the International Brotherhood of Teamsters (IBT). CFMF and the IBT are parties to a National Master Freight Agreement. The current agreement with the IBT expires on March 31, 1994.

Labor costs, including fringe benefits, average approximately 65% of revenues. This results in a relatively high proportion of variable costs, which allows CFMF flexibility to adjust certain costs to fluctuations in business levels. CFMF's domestic employment has declined to 21,000 employees at December 31, 1993 from approximately 22,000 at December 31, 1992, primarily the result of declining tonnage and several programs to streamline operations during 1993.

        Fuel
        ----

Fuel prices have fluctuated during the last three years with prices declining in 1991 following a resolution of the Middle East conflict and fuel prices continued to decline in 1992. Fuel prices declined slightly in 1993 despite increased fuel taxation and stricter environmental regulations. CFMF's average annual diesel fuel cost per gallon (without tax) declined from $.671 in 1991 to $.632 and $.615 in 1992 and 1993, respectively.

       Federal and State Regulation
       ----------------------------

On July 1, 1980, the Motor Carrier Act of 1980 became effective. The Act made substantial changes in federal regulation of the motor carrier industry. It provided for easier access to the industry by new trucking companies and eased restrictions on expansion of services by existing carriers. In addition, CFMF's operations are subject to a variety of economic regulations by state authorities. Historically, such regulations also covered, among other things, size and weight of motor carrier equipment.

Federal legislation applies to the interstate highway system and to other qualifying federal-aid primary system highways in all states. Full implementation of the federal legislation has been hampered by regulations in certain states, which have imposed trailer length, size and weight limitations on access and intercity routes. These limitations do not conform with the federal requirements and therefore are obstacles to efficient operations. CFMF's mainline operations are designed to avoid locales with these limitations.

        Canadian Regulation
        -------------------

The provinces in Canada have regulatory authority over intra-provincial operations of motor carriers and have been delegated by the federal authority to regulate inter-provincial motor carrier activity. Federal legislation to phase in deregulation of the inter-provincial motor carrier industry took effect January 1, 1988. The new legislation relaxes economic regulation of inter-provincial trucking by easing market entry regulations, and implements effective safety regulations of trucking services under Federal jurisdiction. The Company wrote-off substantially all of the unamortized cost of its Canadian operating authority in 1992.

    CON-WAY TRANSPORTATION SERVICES
    -------------------------------

Con-Way Transportation Services, Inc. (CTS) is a holding company for operations that individually provide various transportation services, specifically regional trucking, trailer-on-flatcar or containerized movements of truckload freight, non-vessel operating common carriage and ocean container freight services. CTS has five operating units and approximately 7,600 employees. The Con-Way's face more competition than in the past as national LTL companies continue to acquire regional operations, combining previously independent carriers into an inter-regional network. However, growth in quick-response logistics and new service product offerings will provide new market opportunities. Refer to the CF MotorFreight section for a discussion of other factors affecting surface transportation.

        Regional Carriers
        -----------------

Each of CTS' four regional carriers operates within a defined geographic area to provide primarily next-day and second day service for freight moving up to 1,000 miles.

Con-Way Western Express, Inc. (CWX) began operations in May 1983 and operates in California, Nevada, Arizona, New Mexico, western portions of Texas, Hawaii and Mexico. At December 31, 1993, CWX served customers from 51 service centers.

Con-Way Central Express, Inc. (CCX) inaugurated operations in June 1983 and provides service in 13 states of the mid-west, east, north-east and eastern Canada. CCX operated 156 service centers at December 31, 1993.

Con-Way Southern Express, Inc. (CSE) began operations in April 1987 and operates in Florida, Alabama, Tennessee, Virginia, North and South Carolina, Maryland, Georgia and Puerto Rico. CSE served customers from 54 service centers at December 31, 1993.

Con-Way Southwest Express, Inc. (CSW) began operations in November 1989 and operates in seven southwestern states and Mexico. CSW operated 41 service centers at December 31, 1993.

A joint service program initiated by CTS allows the regional carriers to move freight in two-day lanes from a region serviced by one operating unit to regions serviced by other of the operating units within the existing infrastructure. The program allows CTS to compete for second day business not individually serviced by regional carriers.

        Con-Way Intermodal Inc.
        -----------------------

The Company offers truckload service and ocean container freight handling. The truckload portion of the Company provides door-to-door intermodal movement of full truckload shipments via rail trailer, and with dedicated containers and pick-up and delivery resources in a nationwide stack train network. The ocean service portion provides international shipping services through offices in more than two dozen international trade centers and serves the U.S., Europe, Hong Kong, Australia, other Pacific Rim nations and most recently Latin America.


    EMERY WORLDWIDE
    ---------------

Emery Worldwide (EWW), the Company's air freight unit, was formed when the Company purchased Emery Air Freight Corporation in April 1989 and merged it with its air freight operation, CF AirFreight, Inc. The combined companies immediately expanded EWW's ability to deliver air freight within North America and to 88 countries worldwide.

EWW provides global air cargo services through an integrated freight system designed for the movement of parcels and packages of all sizes and weights. In North America, EWW provides these services through a system of branch offices and overseas through foreign subsidiaries, branches and agents.

EWW provides door-to-door service within North America by using its own airlift system, supplemented with commercial airlines. International services are performed by operating as an air freight forwarder, using commercial airlines, and with controlled lift, only when necessary. Emery also operates approximately 1,590 trucks, vans and tractors.

As of December 31, 1993, EWW utilized a fleet of 50 aircraft, 28 of which are leased on a long-term basis, 9 are owned and 13 are contracted on a short-term basis to supplement nightly volumes and to provide feeder services. The nightly lift capacity of the aircraft fleet, excluding charters, is approximately 3.3 million pounds.

Emery Worldwide's hub-and-spoke system is centralized at the Dayton International Airport where a leased air cargo facility (Hub) and related support facilities are located. The Hub handles all types of shipments, ranging from small packages to heavyweight cargo, with a total effective sort capacity of approximately 1 million pounds per hour. The operation of the Hub in conjunction with EWW's airlift system enables it to maintain a high level of service reliability.

In addition to its nightly Prime Time system, the Company added a new transcontinental daylight service. In the daylight program, two DC-8 freighters crisscross between Hartford, CT and Los Angeles, CA transconnecting the Dayton HUB. These originating cities then connect with their respective regional HUBs. The company added capacity and scheduled the daylight flights to handle increased business levels, respond to customer service needs in key market lanes. The two daylight aircraft are also used in the Prime Time schedule thus achieving better utilization of our assets.

Through a separate subsidiary of the Company, Emery Worldwide Airlines, Inc.
(EWA), the Company provides nightly cargo airline services under a contract with the U.S. Postal Service (USPS) to carry Express and Priority Mail, using 21 aircraft, 6 of which are leased on a long-term basis and 15 are owned.
The original contract for this operation was awarded to EWA in 1989 and had been renewed and extended through early January 1994. A new ten year USPS contract was awarded to the Company during 1993 with service beginning in January 1994. The contract is similar to the previous USPS contract with the exception that the sortation function is not included.

The Company has recognized approximately $138 million, $141 million and $199 million of revenue in 1993, 1992 and 1991, respectively, from contracts to carry Express and Priority Mail for the U.S. Postal Service.


      Customers
      ---------

EWW services, among others, the aviation, automotive, machinery, metals, electronic and electrical equipment, chemical, apparel and film industries. Service industries and governmental entities also utilize EWW's services. Both U.S. and International operations of EWW have wide customer bases.


      Competition
      -----------

The heavy air-freight market within North American is highly competitive and price sensitive. Emery has the largest market share in the heavy air-freight segment. EWW competes with other integrated air freight carriers as well as freight forwarders.

Competition in the international markets is also service and price sensitive. In these markets, which are more fragmented than the domestic market, EWW competes with both United States and international airlines and air freight forwarders. The North Atlantic market is especially price sensitive due to the abundance of airlift capacity.

Customers are seeking companies such as EWW with combined integrated carrier and freight forwarding capabilities for flexible, cost effective service. Emery believes this infrastructure and the convenience of its 235 worldwide service locations are its principal methods of competing in the market in which it operates.


      Regulation
      ----------

        Regulation of Air Transportation
        --------------------------------

The air transportation industry is subject to federal regulation by the Federal Aviation Act of 1958, as amended (Aviation Act) and regulations issued by the Department of Transportation (DOT) pursuant to the Aviation Act. EWW, as an air freight forwarder, and EWA, as an airline, are subject to different regulations. Air freight forwarders are exempted from most DOT economic regulations and they are not subject to Federal Aviation Administration (FAA) safety regulations so long as they do not have operational control of aircraft. Airlines are subject to economic regulation by DOT and maintenance, operating and other safety-related regulation by FAA. Thus, EWA and other airlines conducting operations for EWW are subject to DOT and FAA regulation while EWW, itself, is not covered by most DOT and FAA regulations.


        Regulation of Ground Transportation
        -----------------------------------

When EWW provides ground transportation of cargo having a prior or subsequent air movement, the ground transportation is exempt from regulation by the Interstate Commerce Commission (ICC). However, EWW holds ICC and intrastate motor carrier authorities which can be utilized in providing non-exempt ground transportation. Registration of ICC authorities is required in each state where a motor carrier conducts non-exempt operations, and some states also have required EWW to register as an exempt interstate operator.


        Environmental Matters
        ---------------------

During recent years, operations at several airports have been subject to restrictions or curfews on arrivals or departures during certain night-time hours designed to reduce or eliminate noise for surrounding residential areas. None of these restrictions have materially affected EWW's operations. If such restrictions were to be imposed with respect to the airports at which EWW's activities are centered and no alternative airports were available to serve the affected areas, EWW's operations could be more adversely affected.

As provided in Section 611 of the Aviation Act, the FAA with the assistance of the Environmental Protection Agency (EPA), is authorized to establish aircraft noise standards. Under the National Emission Standards Act of 1967, as amended by the Clean Air Act Amendments of 1970, the administrator of the EPA is authorized to issue regulations setting forth standards for aircraft emissions. EWW believes that its present fleet of owned, leased or chartered aircraft is operating in compliance with the applicable noise and emission laws.

The Aviation Noise and Capacity Act of 1990 was passed in November of 1990 to establish a national aviation noise policy. The FAA has promulgated regulations under this Act regarding the phase-in requirements for compliance. This legislation and the related regulations will require all of EWW's and EWA's owned and leased aircraft to either undergo modifications or otherwise comply with Stage 3 noise restrictions by year-end 1999.


       Fuel and Supplies Cost
       ----------------------

EWW purchases substantially all of its jet fuel from major oil companies, refiners and trading companies on annual contracts with prepaid and/or volume discounts. These contract purchases are supplemented by spot purchases. The weighted average price of domestic jet fuel declined in 1993 and 1992, respectively. During 1991, the weighted average price of domestic jet fuel declined following the resolution of the Middle East conflict early in the year. The 1993 domestic cost per gallon was approximately $.64 compared with 1992 and 1991 weighted average prices of approximately $.67 and $.72 per gallon, respectively.

EWW believes that it has the flexibility to continue its operations without material interruption unless there are significant curtailments of its jet fuel supplies. Neither Emery Worldwide nor the operators of the aircraft it charters have experienced or anticipate any fuel supply problems. There is a four-million gallon fuel storage facility at the Hub.

    Employees
    ---------

As of December 31, 1993, Emery Worldwide had approximately 7,500 full and permanent part-time employees as compared to 6,700 in 1992 and 7,000 in 1991. Approximately 15% of these employees are covered by union contracts.


GENERAL
- -------

The research and development activities of the Company are not significant.

During 1993, 1992 and 1991 there was no single customer of the Company that accounted for more than 10% of consolidated revenues.

The total number of employees is presented in the "Ten Year Financial Summary" on pages 46 and 47 of the 1993 Annual Report to Shareholders and is incorporated herein by reference.

The Company has been designated a Potentially Responsible Party (PRP) by the EPA with respect to the disposal of hazardous substances at various sites. The Company expects its share of the clean-up cost to be immaterial. The Company expects the costs of complying with existing and future federal, state and local environmental regulations to continue to increase. On the other hand, they do not anticipate that such cost increases will have any materially adverse effects on capital expenditures, earnings or competitive position.

(d) Financial Information About Foreign
    and Domestic Operations and Export Sales
    ----------------------------------------

Information as to revenues, operating income (loss) and identifiable assets for each of the Company's business segments and for its foreign operations for 1993, 1992 and 1991 is contained in Note 11 on page 43 and 44 of the 1993 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 2. PROPERTIES

The following summarizes the terminals and freight service centers operated by the Company at December 31, 1993:

                                          Owned    Leased    Total
                                          -----    ------    -----

    CF MotorFreight                        275       264      539
    Con-Way Transportation Services         38       264      302
    Emery Worldwide                          9       226      235

The following table sets forth the location and square footage of the Company's principal freight handling facilities:

              Location                  Square Footage
              --------                  --------------
CFMF - motor carrier LTL consolidation center terminals

              Mira Loma, CA                280,672
              Chicago, IL                  231,159
            * Columbus, OH                 118,774
              Memphis, TN                  118,745
              Nashville, TN                118,622
              Orlando, FL                  101,557
            * Minneapolis, MN               94,890
              St. Louis, MO                 88,640
            * Pocono, PA                    86,285
              Chicopee, MA                  85,164
              Akron, OH                     82,494
              Sacramento, CA                81,286
              Atlanta, GA                   77,920
              Houston, TX                   77,346
              Dallas, TX                    75,358
            * Fremont, IN                   73,760

              Location                  Square Footage
              --------                  --------------
CFMF - motor carrier LTL consolidation center terminals

            * Peru, IL                      73,760
              Buffalo, NY                   73,380
              Cheyenne, WY                  71,298
              Milwaukee, WI                 70,661
              Salt Lake City, UT            68,480
              Charlotte, NC                 66,896
              Seattle, WA                   59,720
            * York, PA                      56,384
              Kansas City, MO               55,288
            * Indianapolis, IN              54,716
              Portland, OR                  47,824
              Phoenix, AZ                   20,237

CTS - freight assembly centers

              Chicago, IL                  113,116
              Oakland, CA                   85,600
              Dallas, TX                    82,000
              Atlanta, GA                   56,160
              Cincinnati, OH                55,618
              Columbus, OH                  48,527
              Detroit, MI                   46,240
              Santa Fe Springs, CA          45,936
              Aurora, IL                    44,235
              Ft. Wayne, IN                 35,400
              Pontiac, MI                   34,450
              St. Louis, MO                 29,625
              Milwaukee, WI                 22,940

Emery - facilities

             *Dayton, OH                   620,000
              Los Angeles, CA               78,264
              Indianapolis, IN              38,500


 * Facility partially or wholly financed through the issuance of industrial revenue bonds. Principal amount of debt is secured by the property.


ITEM 3. LEGAL PROCEEDINGS

The legal proceedings of the Company are summarized in Note 10 on page 43 of the 1993 Annual Report to Shareholders and are incorporated herein by reference. A discussion of certain environmental matters is presented in
Item 1 and Item 7.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                  PART II
                                  -------

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
        MATTERS

The Company's common stock is listed for trading on the New York and Pacific Stock Exchanges.

The Company's Common Stock Price is included in Note 12 on page 45 of the 1993 Annual Report to Shareholders and is incorporated herein by reference. Cash dividends on common shares had been paid in every year from 1962 to 1990. In June 1990, however, the Company's Board of Directors suspended the quarterly dividend to minimize the Company's cash requirements. Under the terms of the restructured TASP Notes, as set forth on pages 35 and 36 of the 1993 Annual Report to Shareholders, the Company is restricted from paying dividends in excess of $10 million plus 50% of the cumulative net income applicable to common shareholders since the commencement of the agreement.

As of December 31, 1993, there were 15,785 holders of record of the common stock ($.625 par value) of the Company. The number of shareholders is also presented in the "Ten Year Financial Summary" on pages 46 and 47 of the 1993 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The Selected Financial Data is presented in the "Ten Year Financial Summary" on pages 46 and 47 of the 1993 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is presented in the "Financial Review and Management Discussion" on pages 24 through 26, inclusive, of the 1993 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Auditors' Report are presented on pages 27 through 33, inclusive, of the 1993 Annual Report to Shareholders and are incorporated herein by reference. The unaudited quarterly financial data is included in Note 12 on page 45 of the 1993 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  PART III
                                  --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The identification of the Company's Directors is presented on pages 3 through 9, inclusive, of the Proxy Statement dated March 18, 1994 and those pages are incorporated herein by reference.

The Executive Officers of the Company, their ages at December 31, 1993 and their applicable business experience are as follows:

Donald E. Moffitt, 61, President and Chief Executive Officer. Mr. Moffitt joined Consolidated Freightways Corporation of Delaware, the Company's principal motor carrier subsidiary, as an accountant in 1955 and advanced to Vice President - Finance in 1973. In 1975, he transferred to the Company as Vice President - Finance and Treasurer and in 1981 was elected Executive Vice President - Finance and Administration. In 1983 he assumed the additional duties of President, CF International and Air, Inc., where he directed the Company's international and air freight businesses. Mr. Moffitt was elected Vice Chairman of the Board of the Company in 1986. He retired as an employee and as Vice Chairman of the Board of Directors in 1988 and returned to the Company as Executive Vice President - Finance and Chief Financial Officer in 1990. Mr. Moffitt was named President and Chief Executive Officer of the Company and was elected to the Board of Directors in 1991. Mr. Moffitt serves on the Executive Committee of the Board of Directors of the Highway Users Federation and is a member of the Board of Directors of the Bay Area Council, the Automotive Safety Foundation and the American Red Cross. He is a member of the California Business Roundtable and a member of the Business Advisory Council of the Northwestern University Transportation Center. He also serves on the Advisory Council of the Peninsula Conflict Resolution Center. Mr. Moffitt is a member of the Advisory Nominating and the Executive Committees of the Company.

W. Roger Curry, 55, President and Chief Executive Officer of Emery Air Freight Corporation and Senior Vice President of the Company. Mr. Curry joined CFCD in 1969 as a Systems Analyst and became Coordinator, On-Line Systems of the Company in 1970. In 1972 he was named Director of Terminal Properties for CFCD. He became President of CFAF in 1975 and Chief Executive Officer in 1984. Mr. Curry relinquished both offices with CFAF in 1986 when he was elected Senior Vice President - Marketing of the Company. In 1991 he was elected President of Emery Air Freight Corporation.

Robert H. Lawrence, 56, Executive Vice President - Operations of the Company and President and Chief Executive Officer of CFCD. Mr. Lawrence joined the Company in 1969 as an Assistant Terminal Manager and advanced to Vice President of the Eastern Area by 1977. He became Vice President of Operations for CFCD in 1979 and President in 1986. In 1989, while continuing as President of CFCD, he was elected a Senior Vice President of the Company. In 1991, he was elected as Executive Vice President - Operations of the Company.

Gregory L. Quesnel, 45, Executive Vice President and Chief Financial Officer. Mr. Quesnel joined Consolidated Freightways Corporation of Delaware in 1975 as Director of Financial Accounting. Through several increasingly responsible financial positions, he advanced to become the top financial officer of CFCD. In 1989 he was elected Vice President-Accounting for the Company and in 1990 was named Vice President and Treasurer. Mr. Quesnel became Senior Vice President-Finance and Chief Financial Officer of the Company in 1991 and later Executive Vice President and Chief Financial Officer in 1993.

Robert T. Robertson, 52, President and Chief Executive Officer of Con-Way Transportation Services, Inc. and Senior Vice President of the Company. Mr. Robertson joined CFCD in 1970 as a sales representative and advanced to Manager of Eastern Area Sales by 1973. He transferred to Texas in 1976 where he became involved in CFCD's operations and was promoted to Division Manager in 1978. In 1983 he was named Vice President and General Manager of Con-Way Transportation Services, Inc. In 1986, Mr. Robertson was elected President of CTS.

Eberhard G.H. Schmoller, 50, Senior Vice President and General Counsel of the Company. Mr. Schmoller joined CFCD in 1974 as a staff attorney and in 1976 was promoted to CFCD assistant general counsel. In 1983, he was appointed Vice President and General Counsel of CF Airfreight and assumed the same position with Emery after the acquisition in 1989. Mr. Schmoller was named Senior Vice President and General Counsel of the Company in 1993.



ITEM 11. EXECUTIVE COMPENSATION

The required information for Item 11 is presented on pages 13 through 16, inclusive, of the Proxy Statement dated March 18, 1994, and those pages are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The required information for Item 12 is included on pages 10 and 11 of the Proxy Statement dated March 18, 1994, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                   PART IV
                                   -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Exhibits Filed
    ---------------------------------------

    1. Financial Statements
         See Index to Financial Information.

    2. Financial Statement Schedules
         See Index to Financial Information.

    3. Exhibits
         See Index to Exhibits.

(b)  Reports on Form 8-K
     -------------------

     There were no reports on Form 8-K filed for the three months ended December 31, 1993.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CONSOLIDATED FREIGHTWAYS, INC.
                                              (Registrant)




March 28, 1994                       /s/Donald E. Moffitt
                                     --------------------------------------
                                     Donald E. Moffitt
                                     President and Chief Executive
                                       Officer




March 28, 1994                       /s/Gregory L. Quesnel
                                     --------------------------------------
                                     Gregory L. Quesnel
                                     Executive Vice President and Chief
                                       Financial Officer




March 28, 1994                       /s/Robert E. Wrightson
                                     --------------------------------------
                                     Robert E. Wrightson
                                     Vice President and Controller

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



March 28, 1994                       /s/Raymond F. O'Brien
                                     -------------------------------------
                                     Raymond F. O'Brien
                                     Chairman of the Board


March 28, 1994                       /s/Donald E. Moffitt
                                     -------------------------------------
                                     Donald E. Moffitt
                                     President, Chief Executive Officer and
                                       Director


March 28, 1994                       /s/John C. Bolinger, Jr.
                                     -------------------------------------
                                     John C. Bolinger, Jr., Director


March 28, 1994                       /s/Earl F. Cheit
                                     -------------------------------------
                                     Earl F. Cheit, Director


March 28, 1994                       /s/G. Robert Evans
                                     -------------------------------------
                                     G. Robert Evans, Director


March 28, 1994                       /s/Robert Jaunich II
                                     -------------------------------------
                                     Robert Jaunich II, Director


March 28, 1994                       /s/John S. Perkins
                                     -------------------------------------
                                     John S. Perkins, Director

                       CONSOLIDATED FREIGHTWAYS, INC.
                                 FORM 10-K
                        Year Ended December 31, 1993

- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------

                       INDEX TO FINANCIAL INFORMATION
                       ------------------------------

Consolidated Freightways, Inc. and Subsidiaries
- -----------------------------------------------

The following Consolidated Financial Statements of Consolidated
Freightways, Inc. and Subsidiaries appearing on pages 27 through 45, inclusive, of the Company's 1993 Annual Report to Shareholders are incorporated herein by reference:

     Report of Independent Public Accountants

     Consolidated Balance Sheets - December 31, 1993 and 1992

     Statements of Consolidated Operations - Years Ended December 31, 1993, 1992 and 1991

     Statements of Consolidated Cash Flows - Years Ended December 31, 1993, 1992 and 1991

     Statements of Consolidated Shareholders' Equity - Years Ended December 31, 1993, 1992 and 1991

     Notes to Consolidated Financial Statements

In addition to the above, the following consolidated financial information is filed as part of this Form 10-K:
                                                                 Page
                                                                 ----

     Consent of Independent Public Accountants                    20

     Report of Independent Public Accountants                     20

     Schedule V - Property, Plant and Equipment -
       Years Ended December 31, 1993, 1992 and 1991               21

     Schedule VI - Accumulated Depreciation of Property,
       Plant and Equipment - Years Ended
       December 31, 1993, 1992 and 1991                           22

     Schedule VIII - Valuation and Qualifying Accounts            23

     Schedule X - Supplementary Income Statement Information      24

The other schedules (Schedules I through IV, VII, IX and XI through
XIV) have been omitted because either (1) they are neither required nor applicable or (2) the required information has been included in the consolidated financial statements or notes thereto.


                                  SIGNATURE

                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
                 -----------------------------------------

As independent public accountants, we hereby consent to the incorporation of our reports included and incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statement File Nos. 2-81030, 33-29793, 33-45313 and 33-52599.


                                       /s/Arthur Andersen & Co.
                                       -------------------------
                                       ARTHUR ANDERSEN & CO.


San Francisco, California
March 28, 1994


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                 ----------------------------------------

To the Shareholders and Board of Directors of Consolidated Freightways, Inc.:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Consolidated Freightways, Inc.'s 1993 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 28, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules on pages 21 through 24 are the responsibility of the Company's management and are presented for the purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                       /s/Arthur Andersen & Co.
                                       --------------------------
                                       ARTHUR ANDERSEN & CO.

San Francisco, California
January 28, 1994



                                   PAGE  21

                                  SCHEDULE  V
                       CONSOLIDATED FREIGHTWAYS, INC.
                       PROPERTY, PLANT AND EQUIPMENT
                Years Ended December 31, 1993, 1992, 1991

                                (In thousands)
                                                                        Translation
                                                                        adjustment
                                  Balance at                            and other    Balance at
                                   beginning    Additions,              changes (a)    end of
      Classification               of period     at cost    Retirements add (deduct)   period
- --------------------------        -----------   ---------   ---------   ---------    -----------
1993
- ----
Land                                $145,547      $8,964     ($1,918)      ($191)      $152,402
Buildings and improvements           468,269      25,511      (4,674)       (814)       488,292
Revenue equipment                    900,653     132,007     (66,013)    (31,165)(b)    935,482
Other equipment and leasehold
 improvements                        336,463      34,728     (23,029)       (561)       347,601
                                  -----------   ---------   ---------   ---------    -----------
   Total                          $1,850,932    $201,210    ($95,634)   ($32,731)    $1,923,777
                                  ===========   =========   =========   =========    ===========

1992
- ----
Land                                $145,753          --     ($2,383)     $2,177       $145,547
Buildings and improvements           457,166      19,185      (5,684)     (2,398)       468,269
Revenue equipment                    836,773     104,439     (36,156)     (4,403)       900,653
Other equipment and leasehold
 improvements                        336,398      25,082     (21,658)     (3,359)       336,463
                                  -----------   ---------   ---------   ---------    -----------
   Total                          $1,776,090    $148,706    ($65,881)    ($7,983)    $1,850,932
                                  ===========   =========   =========   =========    ===========

1991
- ----
Land                                $138,957      $4,487       ($324)     $2,633       $145,753
Buildings and improvements           417,586      34,060        (924)      6,444        457,166
Revenue equipment                    821,038      30,823     (24,051)      8,963        836,773
Other equipment and leasehold
 improvements                        336,406      28,703     (26,184)     (2,527)       336,398
                                  -----------   ---------   ---------   ---------    -----------
   Total                          $1,713,987     $98,073    ($51,483)    $15,513     $1,776,090
                                  ===========   =========   =========   =========    ===========

(a)  Adjustment required as a result of SFAS No. 52 "Foreign Currency Translation"
(b)  Consists of purchased overhaul and maintenance reclassified to deferred charges and other assets

                                    PAGE  22

                                  SCHEDULE  VI
                          CONSOLIDATED FREIGHTWAYS, INC.
             ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                    Years Ended December 31, 1993, 1992, 1991

                                 (In thousands)

                                                                         Translation
                                                                         adjustment
      Classification               Balance at                            and other    Balance at
- --------------------------          beginning    Additions,              changes (a)    end of
1993                                of period     at cost    Retirements add (deduct)   period
- ----                               -----------   ---------   ---------   ---------    -----------
Buildings and improvements           $190,256     $20,972     ($2,480)      ($740)      $208,008
Revenue equipment                     573,274      80,091     (59,850)     (4,372)       589,143
Other equipment and leasehold
 improvements                         200,568      35,245     (21,641)      2,010        216,182
                                   -----------   ---------   ---------   ---------    -----------
   Total                             $964,098    $136,308    ($83,971)    ($3,102)    $1,013,333
                                   ===========   =========   =========   =========    ===========

1992
- ----
Buildings and improvements           $167,462     $21,292     ($2,831)     $4,333       $190,256
Revenue equipment                     529,455      78,727     (32,670)     (2,238)       573,274
Other equipment and leasehold
 improvements                         182,251      38,784     (19,595)       (872)       200,568
                                   -----------   ---------   ---------   ---------    -----------
   Total                             $879,168    $138,803    ($55,096)     $1,223       $964,098
                                   ===========   =========   =========   =========    ===========

1991
- ----
Buildings and improvements           $146,057     $20,094       ($570)     $1,881       $167,462
Revenue equipment                     465,471      84,889     (22,004)      1,099        529,455
Other equipment and leasehold
 improvements                         148,955      45,081     (20,716)      8,931        182,251
                                   -----------   ---------   ---------   ---------    -----------
   Total                             $760,483    $150,064    ($43,290)    $11,911       $879,168
                                   ===========   =========   =========   =========    ===========

(a)  Adjustment required as a result of SFAS No. 52 "Foreign Currency Translation"

                                SCHEDULE VIII

                       CONSOLIDATED FREIGHTWAYS, INC.
                      VALUATION AND QUALIFYING ACCOUNTS
                     THREE YEARS ENDED DECEMBER 31, 1993
                               (In thousands)

DESCRIPTION
- -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS


                            ADDITIONS
     BALANCE AT     CHARGED TO     CHARGED TO                    BALANCE AT
     BEGINNING      COSTS AND        OTHER                         END OF
     OF PERIOD       EXPENSES      ACCOUNTS       DEDUCTIONS       PERIOD
     ----------     ----------     ----------     ----------     ----------

1993   $26,198      $27,127        $  -          $(23,545) (a)   $29,780
       -------      -------        --------       ---------       -------

1992   $25,742      $29,707        $  -           $(29,251) (a)   $26,198
       -------      -------        --------       ---------       -------

1991   $30,385      $29,858        $  -           $(34,501) (a)   $25,742
       -------      -------        --------       ---------       -------



a)   Accounts written off net of recoveries.

                                 SCHEDULE X
                      CONSOLIDATED FREIGHTWAYS, INC.
                 SUPPLEMENTARY INCOME STATEMENT INFORMATION
                          Years Ended December 31,
                              (In thousands)



                                             1993       1992     1991
                                          --------    -------   --------

Maintenance and Repairs                   $131,512   $146,375   $151,475
                                          ========   ========   ========

Taxes, other than Payroll and
  Income Taxes:
    Fuel                                  $ 63,147   $ 56,066   $ 54,385
    Other                                   43,647     39,675     41,142
                                          --------   --------   --------
                                          $106,794   $ 95,741   $ 95,527
                                          ========   ========   ========

                               INDEX TO EXHIBITS
                                 ITEM 14(a)(3)

Exhibit No.
- -----------

(3)  Articles of incorporation and by-laws:

     3.1 Consolidated Freightways, Inc. Certificates of Incorporation, as amended. (Exhibit 3(a)(2) to the Company's Quarterly Report
          Form 10-Q for the quarter ended March 31, 1987*)
     3.2  Consolidated Freightways, Inc. By-laws, as amended March 29, 1993.

(4) Instruments defining the rights of security holders, including debentures:

     4.1 Consolidated Freightways, Inc. Stockholder Rights Plan. (Exhibit 1 on Form 8-A dated October 27, 1986*)
     4.2 Certificate of Designations of the Series B Cumulative Convertible Preferred Stock. (Exhibit 4.1 as filed on Form SE dated May 25, 1989*)
     4.3 Indenture between the Registrant and Security Pacific National Bank, trustee, with respect to 9-1/8% Notes Due 1999 and Medium-Term Notes, Series A. (Exhibit 4.1 as filed on Form SE dated March 20, 1990*)
     4.4 Form of Security for 9-1/8% Notes Due 1999 issued by Consolidated Freightways, Inc. (Exhibit 4.1 as filed on Form SE dated August 25, 1989*)
     4.5 Officers' Certificate dated as of August 24, 1989 establishing the form and terms of debt securities issued by Consolidated Freightways, Inc. (Exhibit 4.2 as filed on Form SE dated August 25, 1989*)
     4.6 Form of Security for Medium-Term Notes, Series A to be issued by Consolidated Freightways, Inc. (Exhibit 4.1 as filed on Form SE dated September 18, 1989*)
     4.7 Officers' Certificate dated September 18, 1989, establishing the form and terms of debt securities to be issued by Consolidated Freightways, Inc. (Exhibit 4.2 as filed on Form SE dated September 19, 1989*)
     4.8 Form of Certificate of Designations of the Series C Conversion Preferred Stock (incorporated by reference to Exhibit 4.3 contained in Form SE dated January 29, 1992*).
     4.9 Form of Stock Certificate for Series C Conversion Preferred Stock (incorporated by reference to Exhibit 4.4 contained in Form SE dated January 29, 1992*).
    4.10 Subsidiary Guaranty Agreement dated July 30, 1993 among Consolidated Freightways, Inc. and various financial institutions in connection with the $250 million Credit Agreement of the same date. (Exhibit 4.1 to the Company's Form 10-Q for the quarterly period ended June 30, 1993*).

     * Previously filed with the Securities and Exchange Commission and incorporated herein by reference.

Exhibit No.
- -----------

(4) Instruments defining the rights of security holders, including debentures (continued):

     Instruments defining the rights of security holders of long-term debt of Consolidated Freightways, Inc., and its subsidiaries for which financial statements are required to be filed with this Form 10-K, of which the total amount of securities authorized under each such instrument is less than 10% of the total assets of Consolidated Freightways, Inc. and its subsidiaries on a consolidated basis, have not been filed as exhibits to this Form 10-K. The Company agrees to furnish a copy of each applicable instrument to the Securities and Exchange Commission upon request.

(10) Material contracts:

   10.1 Consolidated Freightways, Inc. Long-Term Incentive Plan of 1978, as amended through Amendment No. 4. (Exhibit 10(e) to the Company's Form 10-K for the year ended December 31, 1983*)
   10.2 Amendments 5, 6 and 7 to the Consolidated Freightways, Inc. Long-Term Incentive Plan of 1978, as amended through Amendment No.
         4.  (Exhibit 10.1 as filed on Form SE dated March 25, 1991*)
   10.3 Consolidated Freightways, Inc. Long-Term Incentive Plan of 1988. (Exhibit 10(g) to the Company's Form 10-K for the year ended December 31, 1987*)
   10.4 Amendment 3 to the Consolidated Freightways, Inc. Long-Term Incentive Plan of 1988. (Exhibit 10.2 as filed on Form SE dated March 25, 1991*)
   10.5 Consolidated Freightways, Inc. Stock Option Plan of 1978, as amended through Amendment No. 1. (Exhibit 10(e) to the Company's Form 10-K for the year ended December 31, 1981*)
   10.6 Consolidated Freightways, Inc. Stock Option Plan of 1988 as amended. (Exhibit 10(i) to the Company's Form 10-K for the year ended December 31, 1987 as amended in Form S-8 dated
         December 16, 1992*)
   10.7 Forms of Stock Option Agreement (with and without Cash Surrender Rights) under the Consolidated Freightways, Inc. Stock Option Plan of 1988. (Exhibit 10(j) to the Company's Form 10-K for the year ended December 31, 1987*)
   10.8 Form of Consolidated Freightways, Inc. Deferred Compensation Agreement. (Exhibit 10(i) to the Company's Form 10-K for the year ended December 31, 1981*)
   10.9 Consolidated Freightways, Inc. Retirement Plan (formerly Emery Air Freight Corporation Pension Plan), as amended effective through January 1, 1985, and amendments dated as of October 30, 1987. (Exhibit 4.22 to the Emery Air Freight Corporation Quarterly Report on Form 10-Q dated November 16, 1987**)

     * Previously filed with the Securities and Exchange Commission and incorporated herein by reference.
    ** Incorporated by reference to indicated reports filed under the Securities Act of 1934, as amended, by Emery Air Freight
         Corporation File No. 1-3893.

Exhibit No.
- -----------

   10.10 Emery Air Freight Plan for Retirees, effective October 31, 1987. (Exhibit 4.23 to the Emery Air Freight Corporation Quarterly Report on Form 10-Q dated November 16, 1987**)
   10.11 Consolidated Freightways, Inc. Common Stock Fund (formerly Emery Air Freight Corporation Employee Stock Ownership Plan, as effective October 1, 1987 ("ESOP"). (Exhibit 4.33 to the Emery Air Freight Corporation Annual Report on Form 10-K dated March 28, 1988**)
   10.12 Employee Stock Ownership Trust Agreement, dated as of October 8, 1987, as amended, between Emery Air Freight Corporation and Arthur
         W. DeMelle, Daniel J. McCauley and Daniel W. Shea, as Trustees under the ESOP Trust. (Exhibit 4.34 to the Emery Air Freight Corporation Annual Report on Form 10-K dated March 28, 1988**)
   10.13 Amended and Restated Subscription and Stock Purchase Agreement dated as of December 31, 1987 between Emery Air Freight Corporation and Boston Safe Deposit and Trust Company in its capacity as successor trustee under the Emery Air Freight Corporation Employee Stock Ownership Plan Trust ("Boston Safe"). (Exhibit B to the Emery Air Freight Corporation Current Report on Form 8-K dated January 11, 1988**)
   10.14 Supplemental Subscription and Stock Purchase Agreement dated as of January 29, 1988 between Emery Air Freight Corporation and Boston Safe. (Exhibit B to the Emery Air Freight Corporation Current Report on Form 8-K dated February 12, 1988**)
   10.15 Trust Indenture, dated as of November 1, 1988, between City of Dayton, Ohio and Security Pacific National Trust Company (New
         York), as Trustee and Bankers Trust Company, Trustee.  (Exhibit
         4.1 to Emery Air Freight Corporation Current Report on Form 8-K dated December 2, 1988**)
   10.16 Bond Purchase Agreement dated November 7, 1988, among the City of Dayton, Ohio, the Emery Air Freight Corporation and Drexel Burnham Lambert Incorporated. (Exhibit 28.7 to the Emery Air Freight Corporation Current Report on Form 8-K dated December 2, 1988**)
   10.17 Lease agreement dated November 1, 1988 between the City of Dayton, Ohio and Emery Air Freight Corporation. (Exhibit 10.1 to the Emery Air Freight Corporation Annual Report on Form 10-K for the year ended December 31, 1988**)



     * Previously filed with the Securities and Exchange Commission and incorporated herein by reference.
    ** Incorporated by reference to indicated reports filed under the Securities Act of 1934, as amended, by Emery Air Freight
         Corporation File No. 1-3893.

Exhibit No.
- -----------

   10.18 Credit Agreement dated January 14, 1993, by and among Emery Receivables Corporation as the borrower, Emery Air Freight Corporation, Consolidated Freightways, Inc., individually and as Servicer and various financial institutions. (Exhibit 10.19 to the Company's Form 10-K for the year ended December 31, 1992*).
   10.19 Purchase and Sale Agreement, dated January 14, 1993, among Emery Air Freight Corporation and Emery Distribution Systems, Inc., as Originators, Emery Receivables Corporation, and Consolidated Freightways, Inc., as Servicer. (Exhibit 10.20 to the
         Company's Form 10-K for the year ended December 31, 1992*).
   10.20 Consolidated Freightways, Inc. Directors' Election Form for deferral payment of director's fees.
   10.21 Consolidated Freightways, Inc. 1993 Executive Deferral Plan. (Exhibit 10.22 to the Company's Form 10-K for the year ended December 31, 1992*).
   10.22 Consolidated Freightways, Inc. Executive Incentive Plan for 1994.
   10.23 CF MotorFreight Incentive Plan for 1994.
   10.24 Con-Way Transportation Services, Inc. Incentive Plan for 1994.
   10.25 Emery Worldwide Incentive Plan for 1994.
   10.26 $250 million Credit Agreement dated July 30, 1993 among Consolidated Freightways, Inc. and various financial institutions. (Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 30, 1993*).
   10.27 Letter of Credit Facility Agreement dated as of July 30, 1993 between Consolidated Freightways, Inc. and Bank of America National Trust and Savings Association.
         (Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended June 30, 1993*).
   10.28 Official Statement of the Issuer's Special Facilities Revenue Refunding Bonds, 1993 Series E and F dated September 29, 1993 among the City of Dayton, Ohio and Emery Air Freight Corporation. (Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended September 30, 1993*).
   10.29 Trust Indenture, dated September 1, 1993 between the City of Dayton, Ohio and Banker's Trust Company as Trustee.
         (Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended September 30, 1993*).
   10.30 Supplemental Lease Agreement dated September 1, 1993 between the City of Dayton, Ohio, as Lessor, and Emery Air Freight Corporation, as Lessee. (Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended September 30, 1993*).
   10.31 Supplemental Retirement Plan dated January 1, 1990.
   10.32 Directors' 24-Hour Accidental Death and Dismemberment Plan.
   10.33 Executive Split-Dollar Life Insurance Plan dated January 1, 1994.
   10.34 Board of Directors' Compensation Plan dated January 1, 1994.
   10.35 Excess Benefit Plan dated January 1, 1987.
   10.36 Directors' Business Travel Insurance Plan.


     * Previously filed with the Securities and Exchange Commission and incorporated herein by reference.

Exhibit No.
- ----------

   10.37 Deferred Compensation Plan for Executives dated October 1, 1993.
   10.38 1993 Nonqualified Employee Benefit Plans Trust Agreement dated October 1, 1993.

(13) Annual report to security holders:

     Consolidated Freightways, Inc. 1993 Annual Report to Shareholders (Only those portions referenced herein are incorporated in this Form 10-K. Other portions such as "To Our Shareholders and Employees" are not required and, therefore, are not "filed" as part of this Form 10-K.)

(22) Significant Subsidiaries of the Company.


(28) Additional documents:


     28.1 Consolidated Freightways, Inc. 1993 Notice of Annual Meeting and Proxy Statement dated March 18, 1994. (Only those portions referenced herein are incorporated in this Form 10-K. Other portions are not required and, therefore, are not "filed" as a part of this Form 10-K.)
     28.2 Note Agreement dated as of July 17, 1989, between the ESOP, Consolidated Freightways, Inc. and the Note Purchasers named therein. (Exhibit 28.1 as filed on Form SE dated July 21, 1989*)
     28.3 Guarantee and Agreement dated as of July 17, 1989, delivered by Consolidated Freightways, Inc. (Exhibit 28.2 as filed on Form SE dated July 21, 1989*).
     28.4 Form of Restructured Note Agreement between Consolidated Freightways, Inc., Thrift and Stock Ownership Trust as Issuer and various financial institutions as Purchasers named therein, dated as of November 3, 1992. (Exhibit 28.4 to the Company's Form 10-K for the year ended December 31, 1992*).
     28.5 Form of Restructured Guarantee and Agreement between Consolidated Freightways, Inc., as Issuer and various financial institutions as Purchasers named therein, dated as of November 3, 1992. (Exhibit 28.5 to the Company's Form 10-K for the year ended December 31, 1992*).

The remaining exhibits have been omitted because either (1) they are neither required nor applicable or (2) the required information has been included in the consolidated financial statements or notes thereto.

     * Previously filed with the Securities and Exchange Commission and incorporated herein by reference.