Form 10-Q
period 1994-03-30
CONSOLIDATED FREIGHTWAYS INC
filed 1994-05-06
CIK 23675

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1994

                               OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from   N/A   to   N/A


                  COMMISSION FILE NUMBER 132-3


                 CONSOLIDATED FREIGHTWAYS, INC.


              Incorporated in the State of Delaware
          I.R.S. Employer Identification No. 94-1444798

       3240 Hillview Avenue, Palo Alto, California  94304
                 Telephone Number (415) 494-2900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.
Yes  xx  No


       Number of shares of Common Stock, $.625 par value, outstanding as of March 31, 1994: 36,134,432

                 CONSOLIDATED FREIGHTWAYS, INC.
                            FORM 10-Q
                  Quarter Ended March 31, 1994

_________________________________________________________________
_________________________________________________________________


                              INDEX



PART I.  FINANCIAL INFORMATION                               Page

  Item 1.  Financial Statements

    Consolidated Balance Sheets -
      March 31, 1994 and December 31, 1993                    3

    Statements of Consolidated Income -
      Three Months Ended March 31, 1994 and 1993              5

    Statements of Consolidated Cash Flows -
      Three Months Ended March 31, 1994 and 1993              6

    Notes to Consolidated Financial Statements                7

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                       8


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                  12

  Item 6. Exhibits and Reports on Form 8-K                   12

SIGNATURES                                                   13

                         PART I. FINANCIAL INFORMATION
                         ITEM 1. Financial Statements

               CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                  March 31,    December 31,
                                                     1994          1993
                                                       (In thousands)
ASSETS

CURRENT ASSETS
  Cash and temporary cash investments            $  120,222     $  139,044
  Trade accounts receivable, net of
    allowances                                      521,464        508,669
  Other accounts and notes receivable                28,860         35,714
  Operating supplies, at lower of average
    cost or market                                   34,585         34,940
  Prepaid expenses                                  101,939         69,009
  Deferred income taxes                             106,975        108,458
    Total Current Assets                            914,045        895,834

PROPERTY, PLANT AND EQUIPMENT, at cost
  Land                                              152,417        152,402
  Buildings and improvements                        493,909        488,292
  Revenue equipment                                 951,637        935,482
  Other equipment and leasehold improvements        355,207        347,601
                                                  1,953,170      1,923,777
  Accumulated depreciation and amortization      (1,039,940)    (1,013,333)
                                                    913,230        910,444

OTHER ASSETS
  Cost in excess of net assets of businesses
    acquired, net of accumulated amortization       351,463        354,076
  Operating rights, net of accumulated
    amortization                                      8,921          9,129
  Long-term receivables                               6,600          6,600
  Marketable securities at lower of cost
    or market                                        14,704         13,727
  Restricted funds                                   15,385         13,954
  Deferred charges and other assets                 110,683        102,889
                                                    507,756        500,375

TOTAL ASSETS                                     $2,335,031     $2,306,653



      The accompanying notes are an integral part of these statements.

             CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                  March 31,    December 31,
                                                    1994           1993
                                                   (Dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities       $  658,091     $  634,107
  Accrued claims costs                              132,838        138,242
  Current maturities of long-term debt and
    capital leases                                   39,183         39,246
  Federal and other income taxes                      3,864          6,158
    Total Current Liabilities                       833,976        817,753

LONG-TERM LIABILITIES
  Long-term debt and guarantees                     296,963        297,215
  Long-term obligations under capital leases        111,236        111,194
  Deferred income taxes                              15,819         22,085
  Accrued claims costs                              174,049        173,999
  Other liabilities and deferred credits            262,637        261,032
    Total Liabilities                             1,694,680      1,683,278

SHAREHOLDERS' EQUITY
  Preferred stock, no par value; authorized
    5,000,000 shares:
    Series A, designated 600,000 shares;
      none issued                                        --             --
    Series B, 8.5% cumulative, convertible,
      $.01 stated value; designated
      1,100,000 shares; issued 967,179 and
      968,655 shares, respectively                       10             10
    Series C, 8.738% cumulative, convertible,
      $.01 stated value; designated and
      issued 690,000 shares                               7              7
  Additional paid-in capital, preferred stock       264,957        265,182
  Deferred TASP compensation                       (126,801)      (129,276)
    Total Preferred Shareholders' Equity            138,173        135,923

  Common stock, $.625 par value; authorized
    100,000,000 shares; issued 43,764,559
    and 43,340,801 shares, respectively              27,355         27,090
  Additional paid-in capital, common stock          110,708        104,666
  Cumulative translation adjustment                  (1,088)         1,229
  Retained Earnings                                 553,333        542,811
  Cost of repurchased common stock
    (7,630,127 and 7,638,809 shares,
    respectively)                                  (188,130)      (188,344)
      Total Common Shareholders' Equity             502,178        487,452
    Total Shareholders' Equity                      640,351        623,375

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $2,335,031     $2,306,653


      The accompanying notes are an integral part of these statements.

              CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED INCOME
              (Dollars in thousands except per share amount)


                                                        Three Months Ended
                                                              March 31,

REVENUES                                                   1994         1993
  CF MotorFreight                                     $   532,383    $ 520,162
  Con-Way Transportation Services                         230,408      187,967
  Emery Worldwide                                         340,430      284,852
                                                        1,103,221      992,981

COSTS AND EXPENSES
  CF MotorFreight
    Operating Expenses                                    447,155      432,770
    Selling and Administrative Expenses                    61,567       56,738
    Depreciation                                           19,748       20,537
                                                          528,470      510,045
  Con-Way Transportation Services
    Operating Expenses                                    173,773      138,384
    Selling and Administrative Expenses                    27,656       25,525
    Depreciation                                            8,055        8,148
                                                          209,484      172,057
  Emery Worldwide
    Operating Expenses                                    275,242      238,169
    Selling and Administrative Expenses                    48,190       45,998
    Depreciation                                            6,351        5,362
                                                          329,783      289,529
                                                        1,067,737      971,631
OPERATING INCOME (LOSS)
  CF MotorFreight                                           3,913       10,117
  Con-Way Transportation Services                          20,924       15,910
  Emery Worldwide                                          10,647       (4,677)
                                                           35,484       21,350

OTHER INCOME (EXPENSE)
  Investment income                                           515        1,506
  Interest expense                                         (6,876)      (7,707)
  Miscellaneous, net                                         (365)         332
                                                           (6,726)      (5,869)

Income Before Income Taxes                                 28,758       15,481
Income Taxes                                               13,502        7,213
Net Income                                                 15,256        8,268
Preferred Stock Dividends                                   4,734        4,749

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS             $  10,522     $  3,519


Primary average shares outstanding (1)                 37,159,645   36,015,495

PRIMARY EARNINGS PER COMMON SHARE:                       $   0.28     $   0.10

FULLY DILUTED EARNINGS PER COMMON SHARE:                 $   0.25     $   0.09

(1)  Includes the dilutive effect of stock options.

       The accompanying notes are an integral part of these statements.

               CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                     Three Months Ended
                                                         March 31,
                                                     1994          1993
                                                       (In thousands)

CASH AND TEMPORARY CASH INVESTMENTS,
  BEGINNING OF PERIOD                             $ 139,044      $ 152,064

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         15,256          8,268
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization                    36,749         36,800
    Decrease in deferred income taxes                (5,345)          (522)
    (Gains) losses from property disposals, net           4           (234)
  Changes in assets and liabilities:
    Receivables                                     (10,787)       (17,624)
    Notes receivable from sale of trade
      accounts                                           --         21,879
    Accrued claims costs                             (5,354)        (4,363)
    Accounts payable                                 (9,997)       (20,657)
    Income taxes                                      3,569          5,837
    Accrued liabilities, deferred charges
      and other                                      (4,763)        13,948
  Net Cash Provided by Operating Activities          19,332         43,332

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                              (38,177)       (38,514)
  Purchases of marketable securities                   (977)       (32,632)
  Proceeds from sale of property                        758          2,241
  Net Cash Used by Investing Activities             (38,396)       (68,905)

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of long-term debt and capital
    lease obligations                                  (273)          (107)
  Proceeds from issuance of common stock              6,297            683
  Payments of preferred dividends                    (5,782)        (5,800)
  Net Cash Provided (Used)
       by Financing Activities                          242         (5,224)

Decrease in Cash and Temporary Cash Investments     (18,822)       (30,797)

CASH AND TEMPORARY CASH INVESTMENTS,
  END OF PERIOD                                   $ 120,222      $ 121,267


      The accompanying notes are an integral part of these statements.

         CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying consolidated financial statements of Consolidated Freightways, Inc. and subsidiaries (the Company) have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements included in the Company's 1993 Annual Report to Shareholders.

There have been no significant changes in the accounting policies of the Company. There were no significant changes in the Company's commitments and contingencies as previously described in the 1993 Annual Report to Shareholders and related annual report to the Securities and Exchange Commission on Form 10-K, except as discussed in Item 2, "Management's Discussion and Analysis of Results of Operations."


2. In November 1993, the Accounting Standards Division of the AICPA issued Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" (SOP 93-6). This statement changes the recognition of compensation for stock allocated to employee accounts to satisfy plan benefits, settlement of plan liabilities and changes the inclusion in earnings per share of shares held in trust by ESOPs. As provided for under this statement, the Company is not required to adopt this method of accounting as its existing ESOP (TASP) was established before December 31, 1992. Had this statement been adopted January 1, 1994, both the primary and fully diluted earnings per share for the quarter ended March 31, 1994 would have been $.28.


3. The Company and its subsidiaries are defendants in various lawsuits incidental to their businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material impact on the Company's financial position or results of operations.

         CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL

     Total Company revenues for the first quarter of 1994 increased 11.1% to $1.1 billion from the same period last year. This substantial increase is due to the continued success of the Con-Way group and Emery, which posted a significant increase in revenue in what is traditionally a slow quarter for the air freight business. CF MotorFreight earned slightly higher revenues as a January 1, 1994 discount rate rollback was substantially retained.

First quarter operating income increased $14.1 million or 66.2% over the same period last year as the Con-Ways posted another quarter of record operating profits and Emery realized an operating profit in the first quarter, a period in which it has historically incurred losses. The success of these two groups more than offset the decline in CF MotorFreight. All three groups were affected by the severe cold and wet winter weather and the Los Angeles-area earthquake.

Significant variations in segment revenue and operating income are as follows:


CF MOTORFREIGHT

     CF MotorFreight's (CFMF) revenues for the first quarter of 1994 increased $12.2 million or 2.4% over the prior year, due primarily to the 3% discount rate rollback effective January 1, 1994. Total tonnage was essentially unchanged while the higher rated less-than-truckload (LTL) tonnage decreased 1%. This decline reflects loss of shipments due to the harsh winter weather conditions and the Los Angeles-area earthquake, as well as market dilution from non-traditional competitors and changes in distribution patterns by customers. However, CFMF was showing signs of improvement, as LTL tonnage per day in March 1994 was up 0.8%, the first year-to-year increase since December 1992.

     Operating income for the quarter declined 61.3% from the comparable 1993 quarter reflecting an increase in labor costs, expenses related to the weather and earthquake and a substantial erosion in yields. The yield erosion abated in the first quarter of 1994 with substantial retention of the January 1994 discount rollback.

     CFMF expects to report a loss in the second quarter due to a three week work stoppage that ended April 29, 1994. On April 6 CFMF's contractual employees, represented primarily by the International Brotherhood of Teamsters (IBT), went on strike after the IBT leadership rejected Trucking Management Inc.'s contractual offer. After negotiations, a tentative agreement was reached on April 29, 1994. Although the contractual employees have returned to work, the IBT membership needs to ratify the contract in May. The Company expects to report a substantial loss for the quarter due to fixed costs continuing during the strike and start up of business activities since the strike. CFMF's management does not expect business volumes to be restored to levels prior to the strike. However, at this time management cannot reliably predict how much of such business will be permanently lost to competitors.

     To minimize the ongoing costs associated with the strike, management is considering various options to optimize the freight-flow infrastructure. This involves sizing the system in line with various levels of reduced business to minimize linehaul and freight handling costs and increase direct loading.


CON-WAY TRANSPORTATION SERVICES

     Con-Way Transportation Services (CTS) revenue increased $42.4 million or 22.6% over the same period last year, setting a new first quarter revenue record, as total revenue for the quarter exceeded $200 million. Expansion into new markets, primarily Missouri and Florida in late 1993 and the northeast in early 1994, has yielded substantial increases in shipment levels. Total tonnage increased 24.5% while the higher rated LTL tonnage increased 23.1% over the same period last year.

     Operating profits for the first quarter of 1994 improved $5.0 million or 31.5% over the same period last year. Despite incurring start up costs related to market expansions and significant costs as a result of bad winter weather and the Los Angeles-area earthquake, margins still increased from 8.5% in the first quarter of 1993 to 9.1% in 1994.

     The Con-Ways expect to continue their pattern of growth through expansion into new geographic markets, utilization of its joint service agreements and continued growth in its existing markets. These joint service agreements augment business levels by allowing the companies to service customer requirements in these competitive markets. The Con-Way's business volumes have benefited significantly from the Teamster strike of the unionized sector of the LTL industry in April 1994.

EMERY WORLDWIDE

     Emery's first quarter 1994 revenues of $340.4 million represent an increase of 19.5% over 1993. All of the revenue increase is attributable to commercial business with North American and international weight increasing 33% and 29%, respectively. Revenue under the new U.S. Postal Service contract is 26% lower than in 1993. The new USPS contract provides for revenue of $880 million over 10 years with an additional $26.9 million annually as reimbursement of certain costs.

     Operating income was $10.6 million, an increase of $15.3 million from a loss of $4.7 million last year. Emery's profit improvement in both the domestic and international markets is attributable to stringent cost control measures implemented in 1992, growth in volumes resulting from increasing customer confidence and marketplace acceptance of Emery's successful strategy of offering flexible service solutions.

    Emery plans to continue the strategies which have successfully increased business levels while containing costs. In March, Emery announced it was leasing 9 DC-8 jet freighters with delivery occurring through the fourth quarter. The additions will allow Emery to efficiently service current business levels and handle anticipated increases as the peak shipping season approaches. Although the DC-8s replace short-term leased planes, their utilization will increase dedicated lift capacity by 25%. The Company will continue to optimize its freight flow infrastructure to maximize operating margins as commercial business volumes continue to increase both domestically and internationally.

     Emery's business volumes have also benefited significantly in April 1994 as a result of the Teamster strike of the unionized sector of the LTL industry.


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1994 the Company had $120.2 million in cash and cash equivalents and $14.7 million in long term investments.
Cash flow from operations of $19.3 million was primarily the result of income from operations and significant depreciation and amortization. The Company incurred $38.2 million in capital expenditures during the quarter. As a result of the strike by the Teamsters, the Company has canceled plans for CFMF 1994 capital expenditures of approximately $50 million for over-the road equipment, such as tractors and trailers, city pick up and delivery trucks and dock equipment, as well as terminal expansion. The Company expects to satisfy the capital expenditure requirements of its regional trucking and airfreight operations with cash from operations and by leasing.

     In 1993, Emery entered into a $75 million receivable sale facility with several banks. The agreement involves the sale of eligible air freight subsidiary receivables to a special purpose corporation for use as cash or non-transferable promissory notes and related letters of credit. At March 31, 1994, $72 million of letters of credit were issued and secured with Emery receivables. To allow for future letter of credit requirements, Emery is currently negotiating an increase in this facility to $100 million.

     Also in 1993, the Company entered into a $250 million unsecured credit facility to provide standby availability for the
Company's letter of credit and working capital needs.   A second
related agreement provides for letters of credit up to $110 million. Letters of credit of $121 million are outstanding under these two facilities. The combined cash borrowings and outstanding letters of credit under these two agreements may not exceed $250 million.

     To satisfy working capital needs, during the work stoppage and for the time required to restore business levels at CFMF, the Company has available unused credit of $130 million at March 31, 1994.



OTHER

     The Company's operations necessitate the storage of fuel in underground tanks as well as the disposal of substances regulated by various federal and state laws. The Company adheres to a stringent site-by-site tank testing and maintenance program performed by a qualified independent party to protect the environment and comply with regulations. Where the need for clean-up is necessary, the Company takes appropriate action.

                   PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

     As previously reported, the Company has been designated a Potentially Responsible Party (PRP) by the EPA with respect to the disposal of hazardous substances at various sites. The Company expects its share of the total cleanup costs of all sites to be immaterial. Certain legal matters are discussed in Note 3 in the Notes to Consolidated Financial Statements in Part I of this form.




ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             (11)  Computation of Per Share Earnings

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended March 31, 1994.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company (Registrant) has duly caused this Form 10-Q Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CONSOLIDATED FREIGHTWAYS, INC.
                                            (Registrant)



May 6, 1994                        /s/Gregory L. Quesnel
                                   Gregory L. Quesnel
                                   Executive Vice President -
                                     Chief Financial Officer



May 6, 1994                        /s/Robert E. Wrightson
                                   Robert E. Wrightson
                                   Vice President and Controller