Form 10-Q
period 1994-06-30
CONSOLIDATED FREIGHTWAYS INC
filed 1994-08-11
CIK 23675

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1994

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


       Number of shares of Common Stock, $.625 par value, outstanding as of June 30, 1994 : 36,242,706

                 CONSOLIDATED FREIGHTWAYS, INC.
                            FORM 10-Q
                   Quarter Ended June 30, 1994

_________________________________________________________________
_________________________________________________________________


                              INDEX



PART I.  FINANCIAL INFORMATION                               Page

  Item 1.  Financial Statements

    Consolidated Balance Sheets -
      June 30, 1994 and December 31, 1993                     3

    Statements of Consolidated Income -
      Three Months and Six Months Ended June 30, 1994
      and 1993                                                5

    Statements of Consolidated Cash Flows -
      Six Months Ended June 30, 1994 and 1993                 6

    Notes to Consolidated Financial Statements                7

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                       8


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                  11

  Item 4. Submission of Matters to Vote of Security
             Holders                                         11

  Item 6. Exhibits and Reports on Form 8-K                   12


SIGNATURES                                                   13

                       PART I. FINANCIAL INFORMATION
                       ITEM 1. Financial Statements

               CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                   June 30,     December 31,
                                                     1994          1993
                                                       (In thousands)
ASSETS

CURRENT ASSETS
  Cash and temporary cash investments            $  133,042     $  139,044
  Trade accounts receivable, net of
    allowances                                      547,102        508,669
  Other accounts and notes receivable                25,161         24,261
  Operating supplies, at lower of average
    cost or market                                   35,711         34,940
  Prepaid expenses                                   89,274         69,009
  Deferred income taxes                             107,911        108,458
    Total Current Assets                            938,201        884,381

PROPERTY, PLANT AND EQUIPMENT, at cost
  Land                                              155,993        152,402
  Buildings and improvements                        503,303        488,292
  Revenue equipment                                 983,384        935,482
  Other equipment and leasehold improvements        357,563        347,601
                                                  2,000,243      1,923,777
  Accumulated depreciation and amortization      (1,062,453)    (1,013,333)
                                                    937,790        910,444

OTHER ASSETS
  Cost in excess of net assets of businesses
    acquired, net of accumulated amortization       348,858        354,076
  Operating rights, net of accumulated
    amortization                                      8,719          9,129
  Long-term receivables                               6,600          6,600
  Marketable securities at lower of cost
    or market                                        14,036         13,727
  Restricted funds                                   12,784         13,954
  Deferred income taxes                              29,168         16,659
  Deferred charges and other assets                 113,154        102,889
                                                    533,319        517,034

TOTAL ASSETS                                     $2,409,310     $2,311,859



      The accompanying notes are an integral part of these statements.

                CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                  June 30,     December 31,
                                                    1994           1993
                                                   (Dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities       $  723,394     $  634,107
  Accrued claims costs                              141,101        138,242
  Current maturities of long-term debt and
    capital leases                                   41,117         39,246
  Federal and other income taxes                     30,534         33,449
    Total Current Liabilities                       936,146        845,044

LONG-TERM LIABILITIES
  Long-term debt and guarantees                     294,901        297,215
  Long-term obligations under capital leases        111,105        111,194
  Accrued claims costs                              165,127        173,999
  Other liabilities and deferred credits            257,991        261,032
    Total Liabilities                             1,765,270      1,688,484

SHAREHOLDERS' EQUITY
  Preferred stock, no par value; authorized
    5,000,000 shares:
    Series A, designated 600,000 shares;
      none issued                                        --             --
    Series B, 8.5% cumulative, convertible,
      $.01 stated value; designated
      1,100,000 shares; issued 965,290 and
      968,655 shares, respectively                       10             10
    Series C, 8.738% cumulative, convertible,
      $.01 stated value; designated and
      issued 690,000 shares                               7              7
  Additional paid-in capital, preferred stock       264,671        265,182
  Deferred TASP compensation                       (124,938)      (129,276)
    Total Preferred Shareholders' Equity            139,750        135,923

  Common stock, $.625 par value; authorized
    100,000,000 shares; issued 43,861,559
    and 43,340,801 shares, respectively              27,413         27,090
  Additional paid-in capital, common stock          112,332        104,666
  Cumulative translation adjustment                  (1,380)         1,229
  Retained earnings                                 553,777        542,811
  Cost of repurchased common stock
    (7,618,853 and 7,638,809 shares,
    respectively)                                  (187,852)      (188,344)
      Total Common Shareholders' Equity             504,290        487,452
    Total Shareholders' Equity                      644,040        623,375

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $2,409,310     $2,311,859


      The accompanying notes are an integral part of these statements.


                                                 PAGE 5
                           CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
                                  STATEMENTS OF CONSOLIDATED INCOME
                         (Dollars in thousands except per share amounts)


                                                             Three Months Ended                    Six Months Ended
                                                                   June 30                               June 30


REVENUES                                                  1994              1993                1994              1993
  CF MotorFreight                                    $     396,113    $      523,919       $     928,496    $    1,044,081
  Con-Way Transportation Services                          273,913           198,933             504,321           386,900
  Emery Worldwide                                          389,749           297,372             730,179           582,224
                                                         1,059,775         1,020,224           2,162,996         2,013,205

COSTS AND EXPENSES
  CF MotorFreight
    Operating Expenses                                     364,832           438,515             811,987           871,285
    Selling and Administrative Expenses                     54,609            58,266             116,176           115,004
    Depreciation                                            18,816            20,745              38,564            41,282
                                                           438,257           517,526             966,727         1,027,571
  Con-Way Transportation Services
    Operating Expenses                                     196,419           148,383             370,192           286,767
    Selling and Administrative Expenses                     32,257            24,075              59,913            49,600
    Depreciation                                             8,488             8,006              16,543            16,154
                                                           237,164           180,464             446,648           352,521
  Emery Worldwide
    Operating Expenses                                     305,718           241,661             580,960           479,830
    Selling and Administrative Expenses                     54,352            49,874             102,542            95,872
    Depreciation                                             6,312             5,384              12,663            10,746
                                                           366,382           296,919             696,165           586,448
                                                         1,041,803           994,909           2,109,540         1,966,540
OPERATING INCOME (LOSS)
  CF MotorFreight                                          (42,144)            6,393             (38,231)           16,510
  Con-Way Transportation Services                           36,749            18,469              57,673            34,379
  Emery Worldwide                                           23,367               453              34,014            (4,224)
                                                            17,972            25,315              53,456            46,665
OTHER INCOME (EXPENSE)
  Investment income                                            706             1,488               1,221             2,994
  Interest expense                                          (6,783)           (7,921)            (13,659)          (15,628)
  Miscellaneous, net                                        (1,090)           (1,945)             (1,455)           (1,613)
                                                            (7,167)           (8,378)            (13,893)          (14,247)

Income Before Income Taxes                                  10,805            16,937              39,563            32,418
Income Taxes                                                 5,598             8,545              19,100            15,758
Net Income                                                   5,207             8,392              20,463            16,660
Preferred Stock Dividends                                    4,763             4,747               9,497             9,496

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS          $         444    $        3,645     $        10,966    $        7,164


Primary average shares outstanding (1)                  37,314,476        35,402,458          37,217,462        35,381,427

PRIMARY EARNINGS PER SHARE                           $        0.01    $         0.10     $          0.29    $         0.20

FULLY DILUTED EARNINGS PER SHARE                     $        0.01    $         0.09     $          0.26    $         0.18

(1)  Includes the dilutive effect of stock options.


                       The accompanying notes are an intergral part of these statements.

               CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                       Six Months Ended
                                                          June 30,
                                                     1994          1993
                                                       (In thousands)

CASH AND TEMPORARY CASH INVESTMENTS,
  BEGINNING OF PERIOD                             $ 139,044      $ 152,064

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         20,463         16,660
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization                    73,223         72,439
    Decrease in deferred income taxes                (5,047)       (12,913)
    (Gains) losses from property disposals, net         475           (205)
  Changes in assets and liabilities:
    Receivables                                     (33,880)       (53,507)
    Notes receivable from sale of trade
      accounts                                           --         59,367
    Accrued claims costs                             (6,013)          (113)
    Accounts payable                                  6,074        (17,507)
    Income taxes                                     (5,949)        (2,326)
    Accrued liabilities, deferred charges
      and other                                      45,664         15,131
  Net Cash Provided by Operating Activities          95,010         77,026

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                              (98,690)       (88,908)
  Purchases of marketable securities                   (309)       (26,412)
  Proceeds from sale of property                      2,122          4,720
  Net Cash Used by Investing Activities             (96,877)      (110,600)

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of long-term debt and capital
    lease obligations                                  (532)       (12,998)
  Proceeds from issuance of common stock              7,969            743
  Payments of preferred dividends                   (11,572)       (11,597)
  Net Cash Used by Financing Activities              (4,135)       (23,852)

Decrease in Cash and Temporary Cash Investments      (6,002)       (57,426)

CASH AND TEMPORARY CASH INVESTMENTS,
  END OF PERIOD                                   $ 133,042      $  94,638


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

     There have been no significant changes in the accounting policies of the Company. There were no significant changes in the Company's commitments and contingencies as previously described in the 1993 Annual Report to Shareholders and related annual report to the Securities and Exchange Commission on Form 10-K.

2. In November 1993, the Accounting Standards Division of the AICPA issued Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" (SOP 93-6). This statement changes the recognition of compensation for stock allocated to employee accounts to satisfy plan benefits, settlement of plan liabilities and changes the inclusion in earnings per share of shares held in trust by ESOPs. As provided for under this statement, the Company is not required to adopt this method of accounting as its existing ESOP (TASP) was established before December 31, 1992. Had this statement been adopted January 1, 1994, both the primary and fully diluted earnings per share for the quarter and six months ended June 30, 1994 would have been $.01 and $.29, respectively.


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

         CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     Total Company revenues for the second quarter increased 3.9% to $1.1 billion while year-to-date revenues increased 7.4% to $2.2 billion compared with the same periods a year ago. Revenue declined at CF MotorFreight (CFMF), the Company's less-than-truckload (LTL) carrier, due to a 24-day strike. However, this decline was more than offset by continued growth at the Con-Ways and Emery Worldwide.

     Operating income for the second quarter declined 29% to $18.0 million while year-to-date operating income increased 14.6% to $53.5 million compared with the prior year. Both quarterly and year-to-date results were adversely impacted by the strike-related losses at CFMF. However, combined Con-Way and Emery operating income of $60.1 million for the quarter and $91.7 million year-to-date exceeded operating losses at CFMF.


CF MOTORFREIGHT

     CF MotorFreight (CFMF) second quarter and year-to-date revenues declined 24.4% and 11.1%, respectively, compared with corresponding periods in the prior year as a result of the 24-day Teamster strike. Total tonnage declined 28.9% and 14.8% for the quarter and six-months periods, respectively. CFMF was able to regain most of the business lost during the strike; June tonnage was down only 6% compared to the prior year.

     Costs incurred during the strike, and subsequent start-up of business activities following the strike, resulted in a second quarter and year-to-date operating loss of $42.1 million and $38.2 million, respectively. This compared to operating income of $6.4 million and $16.5 million in the prior year second quarter and first six months, respectively.

     In May 1994, CFMF signed a new four-year contract with the Teamsters that will allow more flexibility in the use of part-timers and rail. As business levels increase, CFMF will benefit from such operating flexibility. Additionally, in an effort to re-invigorate the LTL carrier, a new management team was brought in in July 1994. This new management team will focus on continually improving service provided to customers, emphasizing value-added service and continuing to reduce costs.

CON-WAY TRANSPORTATION SERVICES

     Con-Way Transportation Services (CTS) revenues for the second quarter increased significantly to $273.9 million, or 37.7% over the same period last year, setting another revenue record. Total tonnage increased 28.7% while the higher rated LTL tonnage increased 38.1%. Year-to-date revenues increased 30.3% over the prior year on a total tonnage increase of 26.6% with higher rated LTL tonnage increasing 30.9% The Con-Ways have benefited from consistent growth throughout 1994 and, during the quarter, from the Teamsters strike of the unionized LTL carriers.

     Operating income for the second quarter increased $18.3 million, or 99.0% over the same period last year, while year-to-date operating income was up $23.3 million, or 67.8%, to $57.7 million. Operating margins continued to improve as CTS benefited from the revenue growth.

     The Con-Ways will continue to expand into new markets and benefit from utilizing joint service agreements. The joint service agreements augment business levels by allowing the companies to provide additional service to customers in certain markets. The expected growth should help offset planned hourly wage increases and start-up costs associated with expansion into new markets.



EMERY WORLDWIDE

     Tonnage increased in the quarter from domestic and international operations by 52% and 45%, respectively, resulting in 31.1% growth in Emery's revenues over last year. Emery continues to benefit from a successful marketing strategy and a growing air freight market. Second quarter revenues also benefited from the Teamster strike of the unionized LTL carriers. These factors also contributed to a year-to-date increase in revenues of 25.4% over the prior year.

    The strong revenue growth coupled with managed cost containment resulted in an increase of operating income for the quarter to $23.4 million from $453,000 in the prior year. Emery's second quarter operating income exceeded the 1993 full year operating income by 40.8%. Operating income for the first-half of 1994 of $34.0 million was a $38.2 million improvement over the $4.2 million loss in the same period 1993.

     Emery management will continue with the same programs that have proven successful at increasing revenues and controlling costs. To this end, Emery has put into service 6 of 9 DC-8 jet freighters ordered earlier in the year with the remainder to be put into service through the fourth quarter. Although these additions replace existing short-term leased planes, they allow Emery to more efficiently service existing business levels and the approaching peak seasonal shipping levels.


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1994 the Company had $133.0 million in cash and cash equivalents and $14.0 million in long term investments.
Cash flow from operations of $95.0 million was primarily the result of income from operations and significant depreciation and amortization. The Company was able to finance its capital expenditures with cash flows from operations as capital expenditures during the first six months of the year were $98.7 million. The Company's Board of Directors recently approved an increase of approximately 45% in 1994 capital expenditures to $260 million for revenue equipment, freight terminal facilities, technology expansion and aircraft. The Company intends to finance the remaining capital requirements for the year with cash from operations supplemented by other contemplated external financing arrangements.

     In May 1994, the Company secured an additional $25 million under the Emery receivables sale facility. This brings the total availability under this facility for cash and non-transferable promissory notes and related letters of credit to $100 million. At June 30, 1994, $72 million of letters of credit were issued and secured with Emery receivables.

     The Company has a $250 million unsecured credit facility and previously a related $110 million facility that provide for a combined maximum of $250 million for letters of credit and working capital needs. In May 1994, the $110 million agreement was amended to $55 million and allows the Company, at its option, to separate this agreement from the $250 million restriction. Should the Company elect to separate the $55 million, the interest rate charged on outstanding balances under this agreement will increase by .375%. At June 30, 1994, $93.6 million of letters of credit were issued under these agreements.

     Separately in May, the Company entered into a $50 million unsecured revolving credit facility to provide for working capital needs. Loans bear interest at Prime plus an amount dependent on the Company's credit rating (.125% at June 30, 1994). As of June 30, 1994, no amounts were outstanding under this agreement.

     In addition, the Company negotiated several unsecured letter of credit facilities with various banks that total $30 million. At June 30, 1994, $22.2 million was outstanding under these agreements. Subsequent to June 30, 1994, the Company added an additional $15 million unsecured letter of credit facility.

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


ITEM 4.  Submission of Matters to a Vote of Security Holders

     There were presented at the Annual Shareholders Meeting held
April 25, 1994 the following proposals with respective voting results:

     For the purpose of electing certain members of the Board of Directors, the votes representing shares of Common and Preferred stock were cast with the following results:

     Nominee                For                  Withheld
     Robert Alpert          29,913,644           1,032,555
     Robert Jaunich II      29,985,225             960,974
     Raymond F. O'Brien     29,954,617             991,582
     Robert P. Wayman       29,971,620             974,579

     The following directors did not stand for election and continued in office as a director after the Annual Shareholders
Meeting: John C. Bolinger, Jr., Earl. F Cheit, G. Robert Evans, Gerhard E. Liener, Richard B. Madden, Donald E. Moffitt, Ronald
E. Poelman, Robert D. Rodgers.

     The appointment of Arthur Andersen & Co. as independent public accountants for the year 1994 was approved by the following vote: For 30,017,697; Against 277,388; Abstaining
150,380; Broker non-votes 1,048,124.

     The proposal to adopt the Consolidated Freightways, Inc.
Equity Incentive Plan for Non-Employee Directors was approved by the following vote: For 27,290,068; Against 2,722,847; Abstaining
430,830; Broker non-votes 1,049,844.

     The stockholder proposal to declassify the Board of Directors for the purpose of Director elections was defeated by the following vote: For 11,073,478; Against 15,541,934;
Abstaining 1,295,150; Broker non-votes 3,583,027.

     The stockholder proposal to eliminate the 80% vote requirement in the by-laws to change the structure of the Board of Directors was defeated by the following vote: For 11,704,571; Against 16,338,804; Abstaining 323,939; Broker non-votes 3,126,275. The proposal required the favorable vote of 80% of all outstanding shares of stock entitled to vote. It received the favorable vote of 28.4% of such voting shares.

     The stockholder proposal to adopt a policy of confidential voting was defeated by the following vote: For 3,576,779; Against
27,337,181; Abstaining 17,561; Broker non-votes 562,068.


ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             (10) Material Contracts

                  10.1  First Amendment to Letter of Credit
                        Facility Agreement dated as of May 26,
                        1994, between Consolidated Freightways,
                        Inc. and Bank of America National Trust
                        and Savings Association.

             (11)  Computation of Per Share Earnings

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended June 30, 1994.

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


                                   CONSOLIDATED FREIGHTWAYS, INC.
                                            (Registrant)



August 11, 1994                    /s/Gregory L. Quesnel
                                   Gregory L. Quesnel
                                   Executive Vice President -
                                     Chief Financial Officer



August 11, 1994                    /s/Robert E. Wrightson
                                   Robert E. Wrightson
                                   Vice President and Controller