Form 10-Q
period 1994-09-30
CONSOLIDATED FREIGHTWAYS INC
filed 1994-11-14
CIK 23675

PAGE 1




               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1994

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


       Number of shares of Common Stock, $.625 par value, outstanding as of September 30, 1994 : 36,285,771



                              PAGE 2



                 CONSOLIDATED FREIGHTWAYS, INC.
                            FORM 10-Q
                Quarter Ended September 30, 1994

_________________________________________________________________
_________________________________________________________________


                              INDEX



PART I.  FINANCIAL INFORMATION                               Page

  Item 1.  Financial Statements

    Consolidated Balance Sheets -
      September 30, 1994 and December 31, 1993                3

    Statements of Consolidated Income -
      Three Months and Nine Months Ended September 30,
      1994 and 1993                                           5

    Statements of Consolidated Cash Flows -
      Nine Months Ended September 30, 1994 and 1993           6

    Notes to Consolidated Financial Statements                7

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                       8


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                  11

  Item 6. Exhibits and Reports on Form 8-K                   11


SIGNATURES                                                   12
                              PAGE 3



                         PART I. FINANCIAL INFORMATION
                         ITEM 1. Financial Statements

               CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                September 30,  December 31,
                                                     1994          1993
                                                   (Dollars in thousands)
ASSETS

CURRENT ASSETS
  Cash and temporary cash investments            $  140,574     $  139,044
  Trade accounts receivable, net of
    allowances                                      599,324        508,669
  Other accounts and notes receivable                72,056         24,261
  Operating supplies, at lower of average
    cost or market                                   38,458         34,940
  Prepaid expenses                                   83,180         69,009
  Deferred income taxes                             109,354        108,458
    Total Current Assets                          1,042,946        884,381

PROPERTY, PLANT AND EQUIPMENT, at cost
  Land                                              158,787        152,402
  Buildings and improvements                        509,115        488,292
  Revenue equipment                                 989,982        935,482
  Other equipment and leasehold improvements        368,894        347,601
                                                  2,026,778      1,923,777
  Accumulated depreciation and amortization      (1,085,830)    (1,013,333)
                                                    940,948        910,444

OTHER ASSETS
  Cost in excess of net assets of businesses
    acquired, net of accumulated amortization       345,506        354,076
  Operating rights, net of accumulated
    amortization                                         --          9,129
  Long-term receivables                               6,600          6,600
  Marketable securities at lower of cost
    or market                                        14,019         13,727
  Restricted funds                                   14,287         13,954
  Deferred income taxes                              32,455         16,659
  Deferred charges and other assets                 117,298        102,889
                                                    530,165        517,034

TOTAL ASSETS                                     $2,514,059     $2,311,859



      The accompanying notes are an integral part of these statements.


                                    PAGE 4

               CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                               September 30,   December 31,
                                                    1994           1993
                                                   (Dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities       $  801,759     $  634,107
  Accrued claims costs                              142,876        138,242
  Current maturities of long-term debt and
    capital leases                                   41,050         39,246
  Federal and other income taxes                     48,780         33,449
    Total Current Liabilities                     1,034,465        845,044

LONG-TERM LIABILITIES
  Long-term debt and guarantees                     294,639        297,215
  Long-term obligations under capital leases        111,171        111,194
  Accrued claims costs                              164,892        173,999
  Other liabilities and deferred credits            251,855        261,032
    Total Liabilities                             1,857,022      1,688,484

SHAREHOLDERS' EQUITY
  Preferred stock, no par value; authorized
    5,000,000 shares:
    Series A, designated 600,000 shares;
      none issued                                        --             --
    Series B, 8.5% cumulative, convertible,
      $.01 stated value; designated
      1,100,000 shares; issued 963,919 and
      968,655 shares, respectively                       10             10
    Series C, 8.738% cumulative, convertible,
      $.01 stated value; designated and
      issued 690,000 shares                               7              7
  Additional paid-in capital, preferred stock       264,462        265,182
  Deferred TASP compensation                       (123,550)      (129,276)
    Total Preferred Shareholders' Equity            140,929        135,923

  Common stock, $.625 par value; authorized
    100,000,000 shares; issued 43,895,612
    and 43,340,801 shares, respectively              27,435         27,090
  Additional paid-in capital, common stock          112,765        104,666
  Cumulative translation adjustment                    (229)         1,229
  Retained earnings                                 563,767        542,811
  Cost of repurchased common stock
    (7,609,841 and 7,638,809 shares,
    respectively)                                  (187,630)      (188,344)
      Total Common Shareholders' Equity             516,108        487,452
    Total Shareholders' Equity                      657,037        623,375

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $2,514,059     $2,311,859


      The accompanying notes are an integral part of these statements.



                                                                          PAGE 5
                                                      CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
                                                      STATEMENTS OF CONSOLIDATED INCOME
                                                      (Dollars in thousands except per share amounts)


                                                              Three Months Ended                  Nine Months Ended
                                                                September 30                         September 30
                                                            1994              1993                1994              1993
REVENUES
  CF MotorFreight                                    $     584,398    $      536,047     $     1,512,894    $    1,580,128
  Con-Way Transportation Services                          259,444           213,989             763,765           600,889
  Emery Worldwide                                          392,641           316,967           1,122,820           899,191
                                                         1,236,483         1,067,003           3,399,479         3,080,208

COSTS AND EXPENSES
  CF MotorFreight
    Operating Expenses                                     500,745           445,136           1,312,732         1,316,421
    Selling and Administrative Expenses                     65,406            56,021             181,582           171,025
    Depreciation                                            17,988            22,190              56,552            63,472
                                                           584,139           523,347           1,550,866         1,550,918
  Con-Way Transportation Services
    Operating Expenses                                     191,948           162,914             562,140           449,681
    Selling and Administrative Expenses                     30,633            27,354              90,546            76,954
    Depreciation                                             9,288             5,922              25,831            22,076
                                                           231,869           196,190             678,517           548,711
  Emery Worldwide
    Operating Expenses                                     313,975           253,988             894,935           733,818
    Selling and Administrative Expenses                     51,748            49,437             154,290           145,309
    Depreciation                                             6,387             5,593              19,050            16,339
                                                           372,110           309,018           1,068,275           895,466
                                                         1,188,118         1,028,555           3,297,658         2,995,095
OPERATING INCOME (LOSS)
  CF MotorFreight                                              259            12,700             (37,972)           29,210
  Con-Way Transportation Services                           27,575            17,799              85,248            52,178
  Emery Worldwide                                           20,531             7,949              54,545             3,725
                                                            48,365            38,448             101,821            85,113
OTHER INCOME (EXPENSE)
  Investment income                                            661             1,155               1,882             4,149
  Interest expense                                          (7,206)           (7,845)            (20,865)          (23,473)
  Miscellaneous, net                                            93               (80)             (1,362)           (1,693)
                                                            (6,452)           (6,770)            (20,345)          (21,017)

Income Before Income Taxes and
   Extraordinary Charge                                     41,913            31,678              81,476            64,096
Income Taxes                                                21,632            14,599              40,732            30,357
Net Income Before Extraordinary Charge                      20,281            17,079              40,744            33,739

Extraordinary charge from write off of
   intrastate operating rights, net
   of tax benefits of $4,056                                 5,522                --               5,522                --
NET INCOME                                                  14,759            17,079              35,222            33,739

Preferred Stock Dividends                                    4,768             4,697              14,265            14,193

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS          $       9,991    $       12,382     $        20,957    $       19,546


Primary average shares outstanding (1)                  37,218,928        35,432,410          37,261,289        35,398,707

PRIMARY EARNINGS PER SHARE
  Net Income Before Extraordinary Charge             $        0.42    $         0.35     $          0.71    $         0.55
  Extraordinary charge                                       (0.15)               --               (0.15)               --
  Net income                                         $        0.27    $         0.35     $          0.56    $         0.55

FULLY DILUTED EARNINGS PER SHARE
  Net Income Before Extraordinary Charge             $        0.37    $         0.31     $          0.63    $         0.48
  Extraordinary charge                                       (0.13)               --               (0.13)               --
  Net income                                         $        0.24    $         0.31     $          0.50    $         0.48


(1)  Includes the dilutive effects of stock options.

                       The accompanying notes are an intergral part of these statements.

               CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                      Nine Months Ended
                                                        September 30,
                                                     1994          1993
                                                   (Dollars in thousands)

CASH AND TEMPORARY CASH INVESTMENTS,
  BEGINNING OF PERIOD                             $ 139,044      $ 152,064

CASH FLOWS FROM OPERATING ACTIVITIES
  Income before extraordinary charge                 40,744         33,739
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization                   109,313        109,150
    Decrease in deferred income taxes                (5,523)       (14,166)
    (Gains) losses from property disposals, net         772           (613)
  Changes in operating assets and liabilities:
    Receivables                                     (85,462)      (166,580)
    Notes receivable from sale of trade
      accounts                                           --        166,399
    Accrued claims costs                             (4,473)        (4,352)
    Accounts payable                                 48,931         (9,568)
    Income taxes                                     14,299        (10,257)
    Accrued liabilities, deferred charges
      and other                                      26,186         30,881
  Net Cash Provided by Operating Activities         144,787        134,633

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                             (138,768)      (157,858)
  Sales of marketable securities                         --         66,395
  Purchases of marketable securities                   (292)       (53,392)
  Proceeds from sale of property                      5,493          9,493
  Net Cash Used in Investing Activities            (133,567)      (135,362)

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of long-term debt and capital
    lease obligations                                  (795)       (45,404)
  Proceeds from issuance of long-term debt               --         32,000
  Proceeds from issuance of common stock              8,438            987
  Payments of preferred dividends                   (17,333)       (17,389)
  Net Cash Used in Financing Activities              (9,690)       (29,806)

Increase (Decrease) in Cash and Temporary
    Cash Investments                                  1,530        (30,535)
CASH AND TEMPORARY CASH INVESTMENTS,
  END OF PERIOD                                   $ 140,574      $ 121,529


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

2. In November 1993, the Accounting Standards Division of the AICPA issued Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" (SOP 93-6). This statement changes the recognition of compensation for stock allocated to employee accounts to satisfy plan benefits, settlement of plan liabilities and changes the inclusion in earnings per share of shares held in trust by ESOPs. As provided for under this statement, the Company is not required to adopt this method of accounting as its existing ESOP (TASP) was established before December 31, 1992. Had this statement been adopted January 1, 1994, both the primary and fully diluted earnings per share for the quarter and nine months ended September 30, 1994 would have been $.26 and $.55, respectively.

3.   The passage of the Federal Aviation Administration
Authorization Act of 1994 made the Company's intrastate operating rights worthless. Consequently, the Company recorded an extraordinary charge of $9,578,000 equal to the carrying value of its operating rights. The extraordinary charge is reflected net of income tax benefits of $4,056,000 in the Statements of Consolidated Income.

4. The Company and its subsidiaries are defendants in various lawsuits incidental to their businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material impact on the Company's financial position or results of operations.

         CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Strong growth at all of the Company's principal operating entities in the third quarter resulted in an increase in total Company revenues of 15.9% over the same period last year. CF MotorFreight (CFMF) revenues were a significant improvement from the levels in the second quarter that were adversely impacted by a 24 day strike by the Teamster's Union. Year-to-date Company revenues were up 10.4% as continuing record levels at Con-Way Transportation Services (CTS) and Emery Worldwide (Emery) more than offset lower, strike affected CFMF revenues.

Third quarter operating income increased 25.8% to $48.4 million while year-to-date operating income increased 19.6% to $101.8 million. Significant improvements in earnings at CTS and Emery offset lower operating income and strike related losses at CFMF.

The Company recorded a non-cash $5.5 million extraordinary charge net of income tax benefits of $4.1 million in the third quarter. The charge reflects the pre-emption of intrastate operating rights as a result of the passage of the Federal Aviation Administration Authorization Act of 1994 in August of this year.


CF MOTORFREIGHT

CF MotorFreight (CFMF) revenues for the third quarter 1994 increased 9.0% on a tonnage increase of 2.0%, with higher rated less-then-truckload (LTL) tonnage also up 2.0%. CFMF's third quarter revenue improvement over last year reflects growth from its non-carrier logistics operation. Third quarter revenues from the LTL carrier operations improved marginally from the third quarter in 1993 reflecting CFMF's recapture of business levels lost during the second quarter strike. Year-to-date revenues were down 4.3% as a result of the Teamster strike in April of this year with year-to-date tonnage down 9.1% and LTL tonnage down 9.4%.

CFMF's third quarter operating income was down $12.4 million from the 1993 quarter reflecting increased labor costs incurred during the recapture of business levels and costs incurred in connection with the reconfiguration of operations. The nine-months loss of $38.0 million reflects a deterioration of $67.2 million from the comparable period in 1993 due to losses incurred during the strike and subsequent recovery and increased operating expenses. However, CFMF's marginal operating income of $259,000 for the quarter highlights CFMF's return to profitability from the previous quarter's strike related loss of $42.1 million.

A new management team is focusing efforts on improving customer service, emphasizing flexible value-added service and continuing to reduce costs. In addition, management is implementing plans to benefit from the operating flexibilities gained in the new four-year National Master Freight Agreement with the Teamsters. The efficiencies realized from the operating flexibilities in conjunction with the new management's efforts are expected to yield improved operating results.


CON-WAY TRANSPORTATION SERVICES

Con-Way Transportation Services (CTS) third quarter revenues increased 21.2% to $259.4 million compared with the same period last year. Year-to-date revenues were at record levels, increasing 27.1% compared with the nine-months ended 1993. The corresponding tonnage increases were 16.4% for the quarter and 22.9% year-to-date with LTL tonnage up 20.1% and 27.0% for the respective periods. The gains in both periods reflect expansion into new regions combined with growth in the existing markets served, and benefits from the strike in the year-to-date period.

Operating income for the quarter increased 54.9% to $27.6 million and year-to-date income increased 63.4% to $85.2 million over the respective periods last year. The improved operating income reflects the revenue growth within CTS' existing markets and improved profits from the newly established regions.

CTS anticipates some erosion of rates following the federal pre-emption of state operating authorities under the Federal Aviation Administration Authorization Act of 1994. However, the pre-emption also allows CTS to continue to expand into regions not currently served and to further expand on their joint service agreements and complete a U.S. network. This will allow CTS to provide additional services and aggressively pursue large national accounts.


EMERY WORLDWIDE

Emery Worldwide (Emery) revenues in the third quarter increased 23.9% over the same period last year on tonnage growth of 29.6%. Year-to-date revenues have increased 24.9% to $1.1 billion. Both the quarter and year-to-date revenues represent record levels. The strong quarterly growth benefitted from international tonnage that increased 43.5% compared to 24.3% domestically. Year-to-date domestic and international growth was 35.3% and 39.2%, respectively. Contributing to the increase in revenues is management's continued concentration on securing significant international and domestic accounts. Also contributing to domestic growth is the decline in commercial wide-body lift.

Emery continues to see the benefits of the combination of strong growth in revenues and managed cost containment as operating income in the third quarter increased 158.3% over the prior year's quarter to $20.5 million. Year-to-date operating income increased $50.8 million over the prior year to a record $54.5 million.

Emery management will continue with the same programs that have proven successful at increasing revenues and controlling costs. As part of these programs, Emery recently completed the reconfiguration of its main hub facility in Dayton, Ohio which will allow the company to increase its effective capacity by over 20% per day, while at the same time improving service reliability, delivery performance and minimizing costs. To meet increasing volumes, the company has put into service seven of nine DC-8 jet freighters ordered earlier in the year with the remainder to be put into service in the fourth quarter. Although these additions replace previously existing short-term leased planes, they allow Emery to more efficiently service increasing business levels.


LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1994, the Company had $140.6 million in cash and cash equivalents and $14.0 million in long term investments. Cash flow from operations of $144.8 million was primarily the result of income from operations and significant depreciation and amortization. During the first nine months of the year, capital expenditures were $138.8 million compared to $157.9 million in 1993. The Company supplemented its 1994 capital expenditure needs for equipment with the addition of various lease arrangements. The 1993 capital expenditures include the purchase of approximately $61.5 million of aircraft and related equipment in connection with the USPS contract. The Company intends to finance the remaining capital requirements for the year with cash from operations supplemented by lease arrangements.

     In the fourth quarter of this year, $38.2 million of the Company's Medium Term Notes come due. The Company intends to retire these maturities with existing cash and cash flows from operations.

     The Company has a $250 million unsecured credit facility, which in May 1994, was supplemented by a $50 million agreement.
A related $110 million facility provides for additional letter of credit flexibility subject to the overall limitation of $250 million. At the Company's election, $55 million of this letter of credit facility can be utilized as incremental capacity without the overall $250 million limitation. The aggregate capacity under these facilities is $355 million. At September 30, 1994, $77.6 million of letters of credit were issued under these agreements.

     In May 1994, the Company secured an additional $25 million under the Emery receivables sale facility. This brings the total availability under this facility for cash and non-transferable promissory notes and related letters of credit to $100 million. At September 30, 1994, $72 million of letters of credit were issued and secured with Emery receivables.

     In addition, the Company has several unsecured letter of credit facilities with various banks that total $45 million. At
September 30, 1994, $41.3 million of letters of credit were issued under these agreements.


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


                   PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

     As previously reported, the Company has been designated a Potentially Responsible Party (PRP) by the EPA with respect to the disposal of hazardous substances at various sites. The Company expects its share of the total cleanup costs of all sites to be immaterial. Certain legal matters are discussed in Note 4 in the Notes to Consolidated Financial Statements in Part I of this form.


ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             (11)  Computation of Per Share Earnings

             (27)  Financial Data Schedule

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended September 30, 1994.

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


                                   CONSOLIDATED FREIGHTWAYS, INC.
                                            (Registrant)



November 10, 1994                  /s/Gregory L. Quesnel
                                   Gregory L. Quesnel
                                   Executive Vice President -
                                     Chief Financial Officer



November 10, 1994                  /s/Gary D. Taliaferro
                                   Gary D. Taliaferro
                                   Vice President and Controller