Form 10-K
period 1994-12-31
CONSOLIDATED FREIGHTWAYS INC
filed 1995-03-28
CIK 23675

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1994   Commission File Number 132-3

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

Aggregate market value of voting stock held by persons other than Directors, Officers and those shareholders holding more than 5% of the outstanding voting stock, based upon the closing price per share Composite Tape on January 31, 1995: $599,276,244

                Number of shares of Common Stock outstanding
                    as of January 31, 1995: 36,357,915

     Effective March 15, 1995, all of the 690,000 shares of the Company's Series C Preferred Stock converted to 6,900,000 shares of Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV


Consolidated Freightways, Inc. 1994 Annual Report to Shareholders (only those portions referenced herein are incorporated in this Form 10-K).

Part III

Proxy Statement dated March 17, 1995, (only those portions referenced herein are incorporated in this Form 10-K).

                       CONSOLIDATED FREIGHTWAYS, INC.
                                 FORM 10-K
                        Year Ended December 31, 1994

- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------


                                   INDEX
                                   -----

Item                                                                  Page
- ----                                                                  ----
                                   PART I
                                   ------

  1.          Business                                                  3
  2.          Properties                                               11
  3.          Legal Proceedings                                        13
  4.          Submission of Matters to a Vote of Security Holders      13

                                   PART II
                                   -------

  5.          Market for the Company's Common Stock and
               Related Security Holder Matters                         13
  6.          Selected Financial Data                                  14
  7.          Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     14
  8.          Financial Statements and Supplementary Data              14
  9.          Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                     14

                                   PART III
                                   --------

 10.          Directors and Executive Officers of the Company          14
 11.          Executive Compensation                                   16
 12.          Security Ownership of Certain Beneficial
               Owners and Management                                   16
 13.          Certain Relationships and Related Transactions           16

                                   PART IV
                                   -------

 14.          Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                             17

SIGNATURES                                                             18

INDEX TO FINANCIAL INFORMATION                                         20

                       CONSOLIDATED FREIGHTWAYS, INC.
                                 FORM 10-K
                        Year Ended December 31, 1994

- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------

                                  PART 1
                                  ------

ITEM 1. BUSINESS

(a) General Development of Business
- -----------------------------------

Consolidated Freightways, Inc. is a company which participates through subsidiaries in various forms of nationwide and regional trucking, truckload and intermodal rail, domestic and international air cargo services, contract logistics and related transportation activities. These operations are organized into three primary business groups: nationwide, full-service trucking (CF MotorFreight), regional trucking and full-service truckload (Con-Way Transportation Services), and air freight (Emery Worldwide). Consolidated Freightways, Inc. was incorporated in Delaware in 1958 as a successor to a business originally established in 1929. It is herein referred to as the "Registrant" or "Company".


(b) Financial Information About Industry Segments
- -------------------------------------------------

The operations of the Company are primarily conducted in the U.S. and Canada and to a lesser extent in major foreign countries. An analysis by industry group of revenues, operating income (loss), depreciation and capital expenditures for the years ended December 31, 1994, 1993 and 1992, and identifiable assets as of those dates is presented in Note 11 on pages 37 and 38 of the 1994 Annual Report to Shareholders and is incorporated herein by reference. Geographic group information is also presented therein. Intersegment revenues and earnings thereon have been eliminated.

(c) Narrative Description of Business
- -------------------------------------

The Company has designated three principal operating groups: the CF MotorFreight Group provides intermediate and long-haul, less-than-truckload freight service in the U.S. and portions of Mexico, Canada, the Caribbean, Latin and Central America, Europe and Asia; the Con-Way Transportation Services Group provides regional trucking and intermodal movements of truckload freight, and the Emery Worldwide Group is responsible for all domestic and international air freight activities and ocean container freight services.

    CF MOTORFREIGHT
    ----------------

CF MotorFreight (CFMF), the Company's largest single operating unit, is based in Menlo Park, California. The group is composed of Consolidated Freightways Corporation of Delaware (CFCD), which includes CF MotorFreight and Canadian operating units, and three non-carrier component operations. Its carrier group provides general freight services nationwide and in portions of Canada, Mexico, the Caribbean area, Latin and Central America, Europe and the Pacific Rim countries. Operations consist of an extensive transportation network moving freight that is typically shipments of manufactured or non-perishable processed products having high value and requiring expedited service, compared to the bulk raw materials characteristically transported by railroads, pipelines and water carriers. The basic business of the general freight industry is to transport freight that is less-than-truckload (LTL), an industry designation for shipments weighing less than 10,000 pounds. CFMF is one of the nation's largest motor carriers in terms of 1994 revenues.

Competition has increased with trends toward regionalization, continued pricing pressures and new competitors moving into the small shipment segment of the business. To address this, CFMF undertook major changes to its line-haul operations and terminals beginning in the fourth quarter of 1994. These changes are expected to create new efficiencies and flexibilities by reducing freight handling and make greater use of lower cost rail. When combined with innovative, value-added services, customer partnerships and sole-source contracts, among other services, CFMF expects to offset competitive trends.

As a large carrier of LTL general commodity freight, CFMF has pick-up and delivery fleets in each area served, and a fleet of intercity tractors and trailers. It has a network of 437 U.S. and Canadian freight terminals, metro centers and regional consolidation centers. Certain regional consolidation centers have become metro centers. The metro centers reduce freight handling by allowing more direct city to city service, thereby improving productivity. CFMF operations are supported by a sophisticated data processing system for the control and management of the business.

There is a broad diversity in the customers served, size of shipments, commodities transported and length of haul. No single customer or commodity accounts for more than a small fraction of total revenues.

CFMF operates daily schedules utilizing primarily relay drivers driving approximately eight to ten hours each. Some schedules operate with sleeper teams driving designated routes. Road equipment consists of one tractor pulling two 28-foot double trailers or, to a limited extent, one semi-trailer or three 28-foot trailers. Legislation enacted in 1982 has provided for the use of 28-foot double trailers and 48-foot semi-trailers throughout the United States. (See "State Regulation" below.) Trailers in double or triple combination are more efficient and economical, and safer, than a tractor and single semi-trailer combination. CFMF utilizes trailer equipment 102-inches in width. In 1994, the Company operated in excess of 472 million linehaul miles in North America, about 90% of which was conducted by equipment in doubles and triples configuration. The accident frequency of the triples configuration was better than all other types of vehicle combinations used by the Company.

CFMF and other subsidiaries of CFCD serve Canada through terminals in the
                                  PAGE 5


provinces of Alberta, British Columbia, Manitoba, New Brunswick, Nova Scotia, Ontario, Quebec, Saskatchewan and in the Yukon Territory. The Canadian operations utilize a fleet size of over 1,100 trucks, tractors and trailers.


        Employees
        ---------

Approximately 85% of CFMF's domestic employees are represented by various labor unions, primarily the International Brotherhood of Teamsters (IBT). CFMF and the IBT are parties to a National Master Freight Agreement. The current agreement with the IBT expires in April 1998.

Labor costs, including fringe benefits, average approximately 66% of revenues. CFMF's domestic employment has declined to 20,700 employees at December 31, 1994 from approximately 21,000 at December 31, 1993, primarily the result of several programs during 1994 to streamline the handling and movement of freight by restructuring its linehaul and terminal operations.

        Fuel
        ----

Fuel prices have steadily declined during the last three years. CFMF's average annual diesel fuel cost per gallon (without tax) declined from $.636 in 1992 to $.621 and $.578 in 1993 and 1994, respectively. These savings have been somewhat mitigated by an increase in fuel taxes.

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

Federal legislation applies to the interstate highway system and to other qualifying federal-aid primary system highways in all states. Full implementation of the federal legislation has been hampered by regulations in certain states, which have imposed trailer length, size and weight limitations on access and intercity routes. These limitations do not conform with the federal requirements and therefore are obstacles to efficient operations. CFMF's mainline operations are designed to avoid locales with these limitations. In August 1994, Federal legislation preempted intrastate operating rights which eliminated certain restrictions on intrastate pricing and operations. As a result, the Company wrote off all its unamortized intrastate operating rights in the third quarter 1994.

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


       Menlo Logistics
       ---------------

Menlo Logistics Inc. (MLI), founded in 1990, provides customized single-source logistics solutions for manufacturing, industrial and retail businesses. These services include carrier management, dedicated fleet and warehouse operations, just-in-time delivery programs, customer order processing and freight bill payment and auditing. MLI has approximately
500 employees. As a relatively new industry, competition is expected to come from new entrants into the markets it serves. MLI will address the increased competition by utilizing technologies and its established experience.


         Non-Carrier Operations
        ----------------------

Two non-carrier operations within the CF MotorFreight Group generate a majority of their sales from other companies within the CF Group. Road Systems, Inc. primarily manufactures trailers. Willamette Sales Co. serves as a distributor of heavy-duty truck, marine and construction equipment parts.

    CON-WAY TRANSPORTATION SERVICES
    -------------------------------

Con-Way Transportation Services, Inc. (CTS) is an operating company with business units that provide regional LTL freight trucking, full-service truckload freight delivery utilizing highway over-the-road and intermodal rail stack train resources for transcontinental, inter-regional and regional transportation; local and interstate container drayage and international shipping. CTS has four operating units and approximately 10,000 employees. The regional companies face more competition as national LTL companies extend into regional markets, and acquire and combine formerly independent regional carriers into inter-regional groups. New service offerings, continued expansion of regional carrier networks, extension of next-day and second-day service standards and enhanced inter-regional network capabilities are positioning the Con-Ways for growth opportunities. Refer to the CF MotorFreight section for a discussion of federal and state regulations.

        Con-Way Regional Carriers
        -------------------------

CTS has three regional motor carriers each of which operate dedicated regional trucking networks principally serving core geographic territories with next-day and second-day service. The regional carriers serve manufacturing, industrial, commercial and retail business-to-business customers with a fleet in excess of 16,700 trucks, tractors and trailers.

Con-Way Western Express, Inc. (CWX) was founded in May 1983 and today operates in 11 western states and serves Canada and Mexico. In 1994, CWX expanded operations to include Utah and Colorado. At December 31, 1994, CWX operated 74 service centers. In January 1995, CWX expanded operations into Oregon, Washington, Idaho and Vancouver, British Columbia, opening 22 new service centers in the Pacific Northwest.

Con-Way Central Express, Inc. (CCX) was founded in June 1983 and today serves 22 states of the central and northeast U.S., and Ontario, Canada. CCX expanded into the New England states in 1994 and at December 31 operated 187 service centers. In February 1995, CCX expanded into New Jersey and began providing service for metropolitan New York City.

Con-Way Southern Express, Inc., and Con-Way Southwest Express, Inc., were founded in April 1987 and November 1989, respectively. In December 1994, the two carriers were combined into a single operating unit under the Con-Way Southern Express, Inc., (CSE) name serving a 12-state southern market from Texas to the Carolinas and Florida, and encompassing Puerto Rico and Mexico. CSE operated 92 service centers at December 31, 1994.

A service expansion program initiated by CTS in 1994 allows the regional carriers to provide next-day and second-day freight delivery between their principal geographic regions, utilizing existing infrastructure. The program generates additional business by allowing each carrier to compete for new traffic and provide coverage of regional markets lanes not individually serviced as part of the carrier's core territory.

        Con-Way Truckload Service
        -------------------------

Con-Way Truckload Services Inc., (CWT), formerly known as Con-Way Intermodal, is a full-service, multi-modal truckload company. It provides door-to-door transcontinental movement of truckload shipments by rail container stack train and rail trailer, utilizing nationwide operating alliances with major railroads. It also provides expedited inter-regional and regional over-the-road truckload service with a fleet of company-owned trucks and trailers. Additionally, the company provides rail freight forwarding with domestic intermodal marketing services, assembly and distribution services, local and interstate container drayage and international shipping.

    EMERY WORLDWIDE
    ---------------

Emery Worldwide (EWW), the Company's air freight unit, was formed when the Company purchased Emery Air Freight Corporation in April 1989 and merged it with its air freight operation, CF AirFreight, Inc. The combined companies expanded EWW's ability to deliver air freight within North America and to 89 countries worldwide.

EWW provides global air cargo services through an integrated freight system designed for the movement of parcels and packages of all sizes and weights. In North America, EWW provides these services through a system of sales offices and terminals, and overseas through foreign subsidiaries, branches and agents.

EWW provides door-to-door service within North America by using its own airlift system, supplemented with commercial airlines. International services are performed by operating primarily as an air freight forwarder, using commercial airlines, and with controlled lift, only when necessary. Emery also operates approximately 1,300 trucks, vans and tractors.

As of December 31, 1994, EWW utilized a fleet of 69 aircraft, 42 of which are leased on a long-term basis, 9 are owned and 18 are contracted on a short-term basis to supplement nightly volumes and to provide feeder services. The nightly lift capacity of the aircraft fleet, excluding charters, is approximately 4.0 million pounds.

Emery Worldwide's hub-and-spoke system is centralized at the Dayton International Airport where a leased air cargo facility (Hub) and related support facilities are located. The Hub handles all types of shipments, ranging from small packages to heavyweight cargo, with a total effective sort capacity of approximately 1.2 million pounds per hour. The operation of the Hub in conjunction with EWW's airlift system enables it to maintain a high level of service reliability.

Through a separate subsidiary of the Company, Emery Worldwide Airlines, Inc.
(EWA), the Company provides nightly cargo airline services under a contract with the U.S. Postal Service (USPS) to carry Express and Priority Mail, using 23 aircraft, 6 of which are leased on a long-term basis and 17 are owned.
The original contract for this operation was awarded to EWA in 1989 and had been renewed and extended through early January 1994. A ten year USPS contract was awarded to the Company during 1993 with service beginning in January 1994.

The Company has recognized approximately $112 million, $138 million and $141 million of revenue in 1994, 1993 and 1992, respectively, from contracts to carry Express and Priority Mail for the U.S. Postal Service.

      Customers
      ---------

EWW services, among others, the automotive, aviation, machinery, metals, electronic and electrical equipment, chemical, apparel, film and technology industries. Service industries and governmental entities also utilize EWW's services. Both U.S. and International operations of EWW have wide customer bases.


      Competition
      -----------

The heavy air-freight market within North American is highly competitive and price sensitive. EWW has the largest market share in the heavy air-freight segment. EWW competes with other integrated air freight carriers as well as freight forwarders. The North Atlantic market is especially price sensitive due to the abundance of airlift capacity. However, less competition is expected from passenger airlines as many continue to downsize their widebody aircraft.

Competition in the international markets is also service and price sensitive. In these markets, which are more fragmented than the domestic market, EWW competes with both United States and international airlines and air freight forwarders.

Customers are seeking companies such as EWW with combined integrated carrier and freight forwarding capabilities for flexible, cost effective service.
EWW believes this infrastructure and the convenience of its extensive network of worldwide terminal, agent and service locations are its principal methods of competing in the market in which it operates.


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


       Fuel and Supplies Cost
       ----------------------

EWW purchases substantially all of its jet fuel from major oil companies, refiners and trading companies on annual contracts with prepaid and/or volume discounts. These contract purchases are supplemented by spot purchases. The weighted average price of domestic jet fuel declined in 1994 and 1993, respectively. The 1994 domestic cost per gallon was approximately $.59 compared with 1993 and 1992 weighted average prices of approximately $.64 and $.67 per gallon, respectively.

EWW believes that it has the flexibility to continue its operations without material interruption unless there are significant curtailments of its jet fuel supplies. Neither EWW nor the operators of the aircraft it charters have experienced or anticipate any fuel supply problems. There is a four-million gallon fuel storage facility at the Hub.

    Employees
    ---------

As of December 31, 1994, EWW had approximately 8,000 full and permanent part-time employees as compared to 7,500 in 1993 and 6,700 in 1992. Approximately 14% of these employees are covered by union contracts.


GENERAL
- -------

The research and development activities of the Company are not significant.

During 1994, 1993 and 1992 there was no single customer of the Company that accounted for more than 10% of consolidated revenues.

The total number of employees is presented in the "Ten Year Financial Summary" on pages 40 and 41 of the 1994 Annual Report to Shareholders and is incorporated herein by reference.

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

(d) Financial Information About Foreign
    and Domestic Operations and Export Sales
    ----------------------------------------

Information as to revenues, operating income (loss) and identifiable assets for each of the Company's business segments and for its foreign operations for 1994, 1993 and 1992 is contained in Note 11 on page 37 and 38 of the 1994 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 2. PROPERTIES

The following summarizes the terminals and freight service centers operated by the Company at December 31, 1994:

                                          Owned    Leased    Total
                                          -----    ------    -----

    CF MotorFreight                        230       207      437
    Con-Way Transportation Services         57       296      353
    Emery Worldwide                          9       174      183

The following table sets forth the location and square footage of the Company's principal freight handling facilities:


              Location                  Square Footage
              --------                  --------------
CFMF - motor carrier LTL consolidation center terminals

              Mira Loma, CA                280,672
              Chicago, IL                  231,159
            * Columbus, OH                 118,774
              Memphis, TN                  118,745
              Nashville, TN                118,622
              Orlando, FL                  101,557
            * Minneapolis, MN               94,890
              St. Louis, MO                 88,640
            * Pocono, PA                    86,285
              Chicopee, MA                  85,164
              Akron, OH                     82,494
              Sacramento, CA                81,286
              Atlanta, GA                   77,920
              Houston, TX                   77,346
              Dallas, TX                    75,358
            * Fremont, IN                   73,760
            * Peru, IL                      73,760
              Buffalo, NY                   73,380
              Cheyenne, WY                  71,298
              Milwaukee, WI                 70,661
              Salt Lake City, UT            68,480
              Charlotte, NC                 66,896
              Seattle, WA                   59,720
            * York, PA                      56,384
              Kansas City, MO               55,288
            * Indianapolis, IN              54,716
              Portland, OR                  47,824
              Phoenix, AZ                   20,237

CTS - freight assembly centers

              Chicago, IL                  113,116
              Des Plains, IL               100,440
              Oakland, CA                   85,600
              Dallas, TX                    82,000
              Atlanta, GA                   56,160
              Cincinnati, OH                55,618
              Columbus, OH                  48,527
              Detroit, MI                   46,240
              Santa Fe Springs, CA          45,936
              Aurora, IL                    44,235
              Ft. Wayne, IN                 35,400
              Pontiac, MI                   34,450
              St. Louis, MO                 29,625
              Milwaukee, WI                 22,940

              Location                  Square Footage
              --------                  --------------

Emery - facilities

             *Dayton, OH                   620,000
              Los Angeles, CA               78,264
              Chicago, IL                   59,976
              Boston, MA                    42,236
              Indianapolis, IN              38,500


 * Facility partially or wholly financed through the issuance of industrial revenue bonds. Principal amount of debt is secured by the property.


ITEM 3. LEGAL PROCEEDINGS

The legal proceedings of the Company are summarized in Note 10 on page 37 of the 1994 Annual Report to Shareholders and are incorporated herein by reference. Discussions of certain environmental matters are presented in
Item 1 and Item 7.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.
                                  PART II
                                  -------

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
        MATTERS

The Company's common stock is listed for trading on the New York and Pacific Stock Exchanges.

The Company's Common Stock Price is included in Note 12 on page 39 of the 1994 Annual Report to Shareholders and is incorporated herein by reference. Cash dividends on common shares had been paid in every year from 1962 to 1990. In June 1990, however, the Company's Board of Directors suspended the quarterly dividend to minimize the Company's cash requirements. In December 1994, the Board of Directors reinstated a $.10 per share quarterly cash dividend on common stock. Under the terms of the restructured TASP Notes, as set forth on page 29 of the 1994 Annual Report to Shareholders, the Company is restricted from paying dividends in excess of $10 million plus 50% of the cumulative net income applicable to common shareholders since the commencement of the agreement.

As of December 31, 1994, there were 16,015 holders of record of the common stock ($.625 par value) of the Company. The number of shareholders is also presented in the "Ten Year Financial Summary" on pages 40 and 41 of the 1994 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The Selected Financial Data is presented in the "Ten Year Financial Summary" on pages 40 and 41 of the 1994 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is presented in the "Financial Review and Management Discussion" on pages 18 through 20, inclusive, of the 1994 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Auditors' Report are presented on pages 21 through 41, inclusive, of the 1994 Annual Report to Shareholders and are incorporated herein by reference. The unaudited quarterly financial data is included in Note 12 on page 39 of the 1994 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                  PART III
                                  --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The identification of the Company's Directors is presented on pages 3 through 9, inclusive, of the Proxy Statement dated March 17, 1995 and those pages are incorporated herein by reference.

The Executive Officers of the Company, their ages at December 31, 1994 and their applicable business experience are as follows:

Donald E. Moffitt, 62, President and Chief Executive Officer. Mr. Moffitt joined Consolidated Freightways Corporation of Delaware, the Company's nationwide, full-service subsidiary, as an accountant in 1955 and advanced to Vice President - Finance in 1973. In 1975, he transferred to the Company as Vice President - Finance and Treasurer and in 1981, was elected Executive Vice President - Finance and Administration. In 1983, he assumed the additional duties of President, CF International and Air, Inc., where he directed the Company's international and air freight businesses. Mr. Moffitt was elected Vice Chairman of the Board of the Company in 1986. He retired as an employee and as Vice Chairman of the Board of Directors in 1988 and returned to the Company as Executive Vice President - Finance and Chief Financial Officer in 1990. Mr. Moffitt was named President and Chief Executive Officer of the Company and was elected to the Board of Directors in

1991. Mr. Moffitt serves on the Executive Committee of the Board of Directors of the Highway Users Federation and is a member of the Board of Directors of the Bay Area Council, the Automotive Safety Foundation and the American Red Cross. He is a member of the California Business Roundtable and a member of the Business Advisory Council of the Northwestern University Transportation Center. He also serves on the Advisory Council of the Peninsula Conflict Resolution Center. Mr. Moffitt is a member of the Advisory Nominating and the Executive Committees of the Company.

W. Roger Curry, 56, President and Chief Executive Officer of Consolidated Freightways Corporation of Delaware and Senior Vice President of the Company. Mr. Curry joined CFCD in 1969 as a Systems Analyst and became Coordinator, On-Line Systems of the Company in 1970. In 1972, he was named Director of Terminal Properties for CFCD. He became President of CF AirFreight in 1975 and Chief Executive Officer in 1984. Mr. Curry relinquished both offices with CF AirFreight in 1986 when he was elected Senior Vice President-Marketing of the Company. In 1991, he was elected President of Emery Air Freight Corporation, relinquishing the position in 1994 to become President of CFCD.

David I. Beatson, 47, President and Chief Executive Officer of Emery Air Freight Corporation and Senior Vice President of the Company. Mr. Beatson joined CF AirFreight Corporation in 1977, advancing through several increasingly responsible positions to Vice President of National Accounts. After leaving the Company for a time, he returned to EWW in 1986 as Vice President of Sales and Marketing. He became President and Chief Executive Officer of Emery Air Freight Corporation in 1994.

Gregory L. Quesnel, 46, Executive Vice President and Chief Financial Officer. Mr. Quesnel joined Consolidated Freightways Corporation of Delaware in 1975 as Director of Financial Accounting. Through several increasingly responsible financial positions, he advanced to become the top financial officer of CFCD. In 1989 he was elected Vice President-Accounting for the Company and in 1990 was named Vice President and Treasurer. Mr. Quesnel became Senior Vice President-Finance and Chief Financial Officer of the Company in 1991 and Executive Vice President and Chief Financial Officer in 1993.

Robert T. Robertson, 53, President and Chief Executive Officer of Con-Way Transportation Services, Inc. and Senior Vice President of the Company. Mr. Robertson joined CFCD in 1970 as a sales representative and advanced to Manager of Eastern Area Sales by 1973. He transferred to Texas in 1976 where he became involved in CFCD's operations and was promoted to Division Manager in 1978. In 1983, he was named Vice President and General Manager of Con-Way Transportation Services, Inc. In 1986, Mr. Robertson was elected President of CTS.

Eberhard G.H. Schmoller, 51, Senior Vice President and General Counsel of the Company. Mr. Schmoller joined CFCD in 1974 as a staff attorney and in 1976 was promoted to CFCD assistant general counsel. In 1983, he was appointed Vice President and General Counsel of CF AirFreight and assumed the same position with EWW after the acquisition in 1989. Mr. Schmoller was named Senior Vice President and General Counsel of the Company in 1993.

ITEM 11. EXECUTIVE COMPENSATION

The required information for Item 11 is presented on pages 13 through 15, inclusive, of the Proxy Statement dated March 17, 1995, and those pages are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The required information for Item 12 is included on pages 10 and 11 of the Proxy Statement dated March 17, 1995 and is incorporated herein by reference.

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

     There were no reports on Form 8-K filed for the three months ended December 31, 1994.

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


                                     CONSOLIDATED FREIGHTWAYS, INC.
                                              (Registrant)




March 27, 1995                       /s/Donald E. Moffitt
                                     --------------------------------------
                                     Donald E. Moffitt
                                     President and Chief Executive
                                       Officer




March 27, 1995                       /s/Gregory L. Quesnel
                                     --------------------------------------
                                     Gregory L. Quesnel
                                     Executive Vice President and Chief
                                       Financial Officer




March 27, 1995                       /s/Gary D. Taliaferro
                                     --------------------------------------
                                     Gary D. Taliaferro
                                     Vice President and Controller

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



March 27, 1995                       /s/Raymond F. O'Brien
                                     -------------------------------------
                                     Raymond F. O'Brien
                                     Chairman of the Board


March 27, 1995                       /s/Donald E. Moffitt
                                     -------------------------------------
                                     Donald E. Moffitt
                                     President, Chief Executive Officer and
                                       Director


March 27, 1995                       /s/Earl F. Cheit
                                     -------------------------------------
                                     Earl F. Cheit, Director


March 27, 1995                       /s/G. Robert Evans
                                     -------------------------------------
                                     G. Robert Evans, Director


March 27, 1995                       /s/Robert Jaunich II
                                     -------------------------------------
                                     Robert Jaunich II, Director


March 27, 1995                       /s/William D. Walsh
                                     -------------------------------------
                                     William D. Walsh, Director


March 27, 1995                       /s/Robert P. Wayman
                                     -------------------------------------
                                     Robert P. Wayman, Director

                       CONSOLIDATED FREIGHTWAYS, INC.
                                 FORM 10-K
                        Year Ended December 31, 1994

- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------

                       INDEX TO FINANCIAL INFORMATION
                       ------------------------------

Consolidated Freightways, Inc. and Subsidiaries
- -----------------------------------------------

The following Consolidated Financial Statements of Consolidated
Freightways, Inc. and Subsidiaries appearing on pages 21 through 41, inclusive, of the Company's 1994 Annual Report to Shareholders are incorporated herein by reference:

     Report of Independent Public Accountants

     Consolidated Balance Sheets - December 31, 1994 and 1993

     Statements of Consolidated Operations - Years Ended December 31, 1994, 1993 and 1992

     Statements of Consolidated Cash Flows - Years Ended December 31, 1994, 1993 and 1992

     Statements of Consolidated Shareholders' Equity - Years Ended December 31, 1994, 1993 and 1992

     Notes to Consolidated Financial Statements

In addition to the above, the following consolidated financial information is filed as part of this Form 10-K:
                                                                 Page
                                                                 ----

     Consent of Independent Public Accountants                    21

     Report of Independent Public Accountants                     21

     Schedule II - Valuation and Qualifying Accounts              22

The other schedules have been omitted because either (1) they are neither required nor applicable or (2) the required information has been included in the consolidated financial statements or notes thereto.


                                  SIGNATURE

                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
                 -----------------------------------------

As independent public accountants, we hereby consent to the incorporation of our reports included and incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statement File Nos. 2-81030, 33-29793, and 33-52599.


                                       /s/Arthur Andersen LLP
                                       -------------------------
                                       ARTHUR ANDERSEN LLP


San Francisco, California
March 27, 1995


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                 ----------------------------------------

To the Shareholders and Board of Directors of Consolidated Freightways, Inc.:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Consolidated Freightways, Inc.'s 1994 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 27, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule on page 22 is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                       /s/Arthur Andersen LLP
                                       --------------------------
                                       ARTHUR ANDERSEN LLP

San Francisco, California
January 27, 1995

                                 SCHEDULE II

                       CONSOLIDATED FREIGHTWAYS, INC.
                      VALUATION AND QUALIFYING ACCOUNTS
                     THREE YEARS ENDED DECEMBER 31, 1994
                               (In thousands)

DESCRIPTION
- -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS


                            ADDITIONS
     BALANCE AT     CHARGED TO     CHARGED TO                    BALANCE AT
     BEGINNING      COSTS AND        OTHER                         END OF
     OF PERIOD       EXPENSES      ACCOUNTS       DEDUCTIONS       PERIOD
     ----------     ----------     ----------     ----------     ----------

1994   $29,780      $ 6,676        $  -           $ (9,518) (a)   $26,938
       -------      -------        --------       ---------       -------

1993   $26,198      $27,127        $  -           $(23,545)(a)    $29,780
       -------      -------        --------       ---------       -------

1992   $25,742      $29,707        $  -           $(29,251)(a)    $26,198
       -------      -------        --------       ---------       -------



a)   Accounts written off net of recoveries.

                               INDEX TO EXHIBITS
                                 ITEM 14(a)(3)

Exhibit No.
- -----------

(3)  Articles of incorporation and by-laws:

     3.1 Consolidated Freightways, Inc. Certificates of Incorporation, as amended. (Exhibit 3(a)(2) to the Company's Quarterly Report
          Form 10-Q for the quarter ended March 31, 1987*)
     3.2  Consolidated Freightways, Inc. By-laws, as amended, September 26,
          1994

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

Exhibit No.
- -----------


(10) Material contracts:

   10.1 Consolidated Freightways, Inc. Long-Term Incentive Plan of 1978, as amended through Amendment No. 4. (Exhibit 10(e) to the Company's Form 10-K for the year ended December 31, 1983*#)
   10.2 Amendments 5, 6 and 7 to the Consolidated Freightways, Inc. Long-Term Incentive Plan of 1978, as amended through Amendment No.
         4.  (Exhibit 10.1 as filed on Form SE dated March 25, 1991*#)
   10.3 Consolidated Freightways, Inc. Long-Term Incentive Plan of 1988. (Exhibit 10(g) to the Company's Form 10-K for the year ended December 31, 1987*#)
   10.4 Amendment 3 to the Consolidated Freightways, Inc. Long-Term Incentive Plan of 1988. (Exhibit 10.2 as filed on Form SE dated March 25, 1991*#)
   10.5 Consolidated Freightways, Inc. Stock Option Plan of 1978, as amended through Amendment No. 1. (Exhibit 10(e) to the Company's Form 10-K for the year ended December 31, 1981*#)
   10.6 Consolidated Freightways, Inc. Stock Option Plan of 1988 as amended. (Exhibit 10(i) to the Company's Form 10-K for the year ended December 31, 1987 as amended in Form S-8 dated
         December 16, 1992*#)
   10.7 Forms of Stock Option Agreement (with and without Cash Surrender Rights) under the Consolidated Freightways, Inc. Stock Option Plan of 1988. (Exhibit 10(j) to the Company's Form 10-K for the year ended December 31, 1987*#)
   10.8 Form of Consolidated Freightways, Inc. Deferred Compensation Agreement. (Exhibit 10(i) to the Company's Form 10-K for the year ended December 31, 1981*#)
   10.9 Consolidated Freightways, Inc. Retirement Plan (formerly Emery Air Freight Corporation Pension Plan), as amended effective through January 1, 1985, and amendments dated as of October 30, 1987. (Exhibit 4.22 to the Emery Air Freight Corporation Quarterly Report on Form 10-Q dated November 16, 1987**)
   10.10 Emery Air Freight Plan for Retirees, effective October 31, 1987. (Exhibit 4.23 to the Emery Air Freight Corporation Quarterly Report on Form 10-Q dated November 16, 1987**)
   10.11 Consolidated Freightways, Inc. Common Stock Fund (formerly Emery Air Freight Corporation Employee Stock Ownership Plan, as effective October 1, 1987 ("ESOP"). (Exhibit 4.33 to the Emery Air Freight Corporation Annual Report on Form 10-K dated March 28, 1988**)



    * Previously filed with the Securities and Exchange Commission and incorporated herein by reference.
   ** Incorporated by reference to indicated reports filed under the Securities Act of 1934, as amended, by Emery Air Freight
        Corporation File No. 1-3893.
    #   Designates a contract or compensation plan for Management or Directors.

Exhibit No.
- -----------

   10.12 Employee Stock Ownership Trust Agreement, dated as of October 8, 1987, as amended, between Emery Air Freight Corporation and Arthur
         W. DeMelle, Daniel J. McCauley and Daniel W. Shea, as Trustees under the ESOP Trust. (Exhibit 4.34 to the Emery Air Freight Corporation Annual Report on Form 10-K dated March 28, 1988**)
   10.13 Amended and Restated Subscription and Stock Purchase Agreement dated as of December 31, 1987 between Emery Air Freight Corporation and Boston Safe Deposit and Trust Company in its capacity as successor trustee under the Emery Air Freight Corporation Employee Stock Ownership Plan Trust ("Boston Safe"). (Exhibit B to the Emery Air Freight Corporation Current Report on Form 8-K dated January 11, 1988**)
   10.14 Supplemental Subscription and Stock Purchase Agreement dated as of January 29, 1988 between Emery Air Freight Corporation and Boston Safe. (Exhibit B to the Emery Air Freight Corporation Current Report on Form 8-K dated February 12, 1988**)
   10.15 Trust Indenture, dated as of November 1, 1988, between City of Dayton, Ohio and Security Pacific National Trust Company (New
         York), as Trustee and Bankers Trust Company, Trustee.  (Exhibit
         4.1 to Emery Air Freight Corporation Current Report on Form 8-K dated December 2, 1988**)
   10.16 Bond Purchase Agreement dated November 7, 1988, among the City of Dayton, Ohio, the Emery Air Freight Corporation and Drexel Burnham Lambert Incorporated. (Exhibit 28.7 to the Emery Air Freight Corporation Current Report on Form 8-K dated December 2, 1988**)
   10.17 Lease agreement dated November 1, 1988 between the City of Dayton, Ohio and Emery Air Freight Corporation. (Exhibit 10.1 to the Emery Air Freight Corporation Annual Report on Form 10-K for the year ended December 31, 1988**)
   10.18 Credit Agreement dated January 14, 1993, by and among Emery Receivables Corporation as the borrower, Emery Air Freight Corporation, Consolidated Freightways, Inc., individually and as Servicer and various financial institutions. (Exhibit 10.19 to the Company's Form 10-K for the year ended December 31, 1992*).
   10.19 Purchase and Sale Agreement, dated January 14, 1993, among Emery Air Freight Corporation and Emery Distribution Systems, Inc., as Originators, Emery Receivables Corporation, and Consolidated Freightways, Inc., as Servicer. (Exhibit 10.20 to the
         Company's Form 10-K for the year ended December 31, 1992*).
   10.20 Consolidated Freightways, Inc. Directors' Election Form for deferral payment of director's fees. #
   10.21 Consolidated Freightways, Inc. 1993 Executive Deferral Plan. (Exhibit 10.22 to the Company's Form 10-K for the year ended December 31, 1992*#).

    * Previously filed with the Securities and Exchange Commission and incorporated herein by reference.
   ** Incorporated by reference to indicated reports filed under the Securities Act of 1934, as amended, by Emery Air Freight
        Corporation File No. 1-3893.
    #   Designates a contract or compensation plan for Management or Directors.

Exhibit No.
- -----------

   10.22 Consolidated Freightways, Inc. Executive Incentive Plan for
         1995. #
   10.23 CF MotorFreight Incentive Plan for 1995. #
   10.24 Con-Way Transportation Services, Inc. Incentive Plan for 1995. #
   10.25 Emery Worldwide Incentive Plan for 1995. #
   10.26 Leland James Service Corporation-CFI Executive Incentive Plan for 1995. #
   10.27 $300 million Amended and Restated Credit Agreement dated January 10, 1995 among Consolidated Freightways, Inc. and various financial institutions.
   10.28 Official Statement of the Issuer's Special Facilities Revenue Refunding Bonds, 1993 Series E and F dated September 29, 1993 among the City of Dayton, Ohio and Emery Air Freight Corporation. (Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended September 30, 1993*).
   10.29 Trust Indenture, dated September 1, 1993 between the City of Dayton, Ohio and Banker's Trust Company as Trustee.
         (Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended September 30, 1993*).
   10.30 Supplemental Lease Agreement dated September 1, 1993 between the City of Dayton, Ohio, as Lessor, and Emery Air Freight Corporation, as Lessee. (Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended September 30, 1993*).
   10.31 Supplemental Retirement Plan dated January 1, 1990. (Exhibit 10.31 to the Company's Form 10-K for the year ended December 31, 1993*#)
   10.32 Directors' 24-Hour Accidental Death and Dismemberment Plan. (Exhibit 10.32 to the Company's Form 10-K for the year ended December 31, 1993*#)
   10.33 Executive Split-Dollar Life Insurance Plan dated January 1, 1994. (Exhibit 10.33 to the Company's Form 10-K for the year ended December 31, 1993*#)
   10.34 Board of Directors' Compensation Plan dated January 1, 1994. (Exhibit 10.34 to the Company's Form 10-K for the year ended December 31, 1993*#)
   10.35 Excess Benefit Plan dated January 1, 1987. (Exhibit 10.35 to the Company's Form 10-K for the year ended December 31, 1993*#)
   10.36 Directors' Business Travel Insurance Plan. (Exhibit 10.36 to the Company's Form 10-K for the year ended December 31, 1993*#)
   10.37 Deferred Compensation Plan for Executives dated October 1, 1993. (Exhibit 10.37 to the Company's Form 10-K for the year ended December 31, 1993*#)
   10.38 Amended and Restated 1993 Nonqualified Employee Benefit Plans Trust Agreement dated January 1, 1995. #
   10.39 Consolidated Freightways, Inc. Equity Incentive Plan for Non-Employee Directors. (Attachment to the Company's 1994 Proxy Statement dated March 18, 1994.*#)

    * Previously filed with the Securities and Exchange Commission and incorporated herein by reference.
    #   Designates a contract or compensation plan for Management or Directors.

Exhibit No.
- ----------

   10.40  Amended and Restated Retirement Plan for Directors of
          Consolidated Freightways, Inc. dated January 1, 1994. #

(13) Annual report to security holders:

     Consolidated Freightways, Inc. 1994 Annual Report to Shareholders (Only those portions referenced herein are incorporated in this Form 10-K. Other portions such as "To Our Shareholders and Employees" are not required and, therefore, are not "filed" as part of this Form 10-K.)

(22) Significant Subsidiaries of the Company.

(27) Financial Data Schedule

(28) Additional documents:

     28.1 Consolidated Freightways, Inc. 1995 Notice of Annual Meeting and Proxy Statement dated March 17, 1995. (Only those portions referenced herein are incorporated in this Form 10-K. Other portions are not required and, therefore, are not "filed" as a part of this Form 10-K.*)
     28.2 Note Agreement dated as of July 17, 1989, between the ESOP, Consolidated Freightways, Inc. and the Note Purchasers named therein. (Exhibit 28.1 as filed on Form SE dated July 21, 1989*)
     28.3 Guarantee and Agreement dated as of July 17, 1989, delivered by Consolidated Freightways, Inc. (Exhibit 28.2 as filed on Form SE dated July 21, 1989*).
     28.4 Form of Restructured Note Agreement between Consolidated Freightways, Inc., Thrift and Stock Ownership Trust as Issuer and various financial institutions as Purchasers named therein, dated as of November 3, 1992. (Exhibit 28.4 to the Company's Form 10-K for the year ended December 31, 1992*).
     28.5 Form of Restructured Guarantee and Agreement between Consolidated Freightways, Inc., as Issuer and various financial institutions as Purchasers named therein, dated as of November 3, 1992. (Exhibit 28.5 to the Company's Form 10-K for the year ended December 31, 1992*).

The remaining exhibits have been omitted because either (1) they are neither required nor applicable or (2) the required information has been included in the consolidated financial statements or notes thereto.

     * Previously filed with the Securities and Exchange Commission and incorporated herein by reference.
     #   Designates a compensation plan for Management or Directors.