Form 10-Q
period 1995-03-31
CONSOLIDATED FREIGHTWAYS INC
filed 1995-05-11
CIK 23675

PAGE 1




               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1995

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


       Number of shares of Common Stock, $.625 par value, outstanding as of March 31, 1995 : 43,302,283



                              PAGE 2



                 CONSOLIDATED FREIGHTWAYS, INC.
                            FORM 10-Q
                 Quarter Ended March 31, 1995

_________________________________________________________________
_________________________________________________________________


                              INDEX



PART I.  FINANCIAL INFORMATION                               Page

  Item 1.  Financial Statements

    Consolidated Balance Sheets -
      March 31, 1995 and December 31, 1994                    3

    Statements of Consolidated Income -
      Three Months Ended March 31, 1995 and 1994              5

    Statements of Consolidated Cash Flows -
      Three Months Ended March 31, 1995 and 1994              6

    Notes to Consolidated Financial Statements                7

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                       8


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                  10

  Item 4. Submission of Matters to a Vote of Security
             Holders                                         11

  Item 6. Exhibits and Reports on Form 8-K                   12


SIGNATURES                                                   13
                              PAGE 3



                        PART I. FINANCIAL INFORMATION
                        ITEM 1. Financial Statements

               CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                   March 31,   December 31,
                                                     1995          1994
                                                   (Dollars in thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                      $   93,516     $   95,711
  Trade accounts receivable, net of
    allowances                                      675,044        659,191
  Other accounts receivable                          23,608         37,021
  Operating supplies, at lower of average
    cost or market                                   44,033         41,719
  Prepaid expenses                                   98,668         71,277
  Deferred income taxes                             131,071        126,546
    Total Current Assets                          1,065,940      1,031,465

PROPERTY, PLANT AND EQUIPMENT, at cost
  Land                                              164,289        163,965
  Buildings and improvements                        519,060        510,568
  Revenue equipment                                 995,988        979,002
  Other equipment and leasehold improvements        386,686        368,809
                                                  2,066,023      2,022,344
  Accumulated depreciation and amortization      (1,093,549)    (1,077,752)
                                                    972,474        944,592

OTHER ASSETS
  Restricted funds                                   14,356         12,861
  Deposits and other assets                         108,114         80,626
  Unamortized aircraft maintenance, net              78,396         81,010
  Costs in excess of net assets of businesses
    acquired, net of accumulated amortization       319,585        322,169
                                                    520,451        496,666

TOTAL ASSETS                                     $2,558,865     $2,472,723



      The accompanying notes are an integral part of these statements.

                CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                  March 31,    December 31,
                                                    1995           1994
                                                   (Dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities       $  802,423     $  796,381
  Accrued claims costs                              136,236        138,800
  Current maturities of long-term debt and
    capital leases                                    2,174          3,712
  Short-term borrowings                              55,000             --
  Federal and other income taxes                      6,506          6,275
    Total Current Liabilities                     1,002,339        945,168

LONG-TERM LIABILITIES
  Long-term debt and guarantees                     286,679        286,833
  Long-term obligations under capital leases        111,010        111,024
  Accrued claims costs                              163,859        163,849
  Deferred income taxes                              43,570         38,034
  Other liabilities and deferred credits            252,106        254,186
    Total Liabilities                             1,859,563      1,799,094

SHAREHOLDERS' EQUITY
  Preferred stock, no par value; authorized
    5,000,000 shares:
    Series A, designated 600,000 shares;
      none issued                                        --             --
    Series B, 8.5% cumulative, convertible,
      $.01 stated value; designated
      1,100,000 shares; issued 961,032 and
      962,748 shares, respectively                       10             10
    Series C, 8.738% cumulative, convertible,
      $.01 stated value; designated and
      issued none and 690,000 shares,
      respectively                                       --              7
  Additional paid-in capital, preferred stock       146,163        264,284
  Deferred TASP compensation                       (119,167)      (120,646)
    Total Preferred Shareholders' Equity             27,006        143,655

  Common stock, $.625 par value; authorized
    100,000,000 shares; issued 50,892,217
    and 43,955,510 shares, respectively              31,808         27,472
  Additional paid-in capital, common stock          230,229        116,209
  Cumulative translation adjustment                   2,672         (1,170)
  Retained earnings                                 594,726        574,885
  Cost of repurchased common stock
    (7,589,934 and 7,601,382 shares,
    respectively)                                  (187,139)      (187,422)
      Total Common Shareholders' Equity             672,296        529,974
    Total Shareholders' Equity                      699,302        673,629

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $2,558,865     $2,472,723


      The accompanying notes are an integral part of these statements.

                 CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME
                (Dollars in thousands except per share amounts)


                                                       Three Months Ended
                                                            March 31
REVENUES                                           1995              1994
  CF MotorFreight                             $     608,425    $    532,383
  Con-Way Transportation Services                   274,890         230,408
  Emery Worldwide                                   412,772         340,430
                                                  1,296,087       1,103,221

COSTS AND EXPENSES
  CF MotorFreight
    Operating Expenses                              524,784         447,155
    Selling and Administrative Expenses              56,827          61,567
    Depreciation                                     16,691          19,748
                                                    598,302         528,470
  Con-Way Transportation Services
    Operating Expenses                              203,540         173,773
    Selling and Administrative Expenses              33,219          27,656
    Depreciation                                      9,283           8,055
                                                    246,042         209,484
  Emery Worldwide
    Operating Expenses                              339,175         275,242
    Selling and Administrative Expenses              53,938          48,190
    Depreciation                                      6,597           6,351
                                                    399,710         329,783
                                                  1,244,054       1,067,737
OPERATING INCOME
  CF MotorFreight                                    10,123           3,913
  Con-Way Transportation Services                    28,848          20,924
  Emery Worldwide                                    13,062          10,647
                                                     52,033          35,484
OTHER INCOME (EXPENSE)
  Investment income                                     125             515
  Interest expense                                   (7,201)         (6,876)
  Miscellaneous, net                                   (206)           (365)
                                                     (7,282)         (6,726)

Income Before Income Taxes                           44,751          28,758
Income Taxes                                         20,585          13,502
Net Income                                           24,166          15,256


Preferred Stock Dividends                             4,324           4,734

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS   $      19,842    $     10,522


Primary average shares outstanding (1)           44,217,465      37,159,645

PRIMARY EARNINGS PER SHARE                    $        0.50    $       0.28

FULLY DILUTED EARNINGS PER SHARE              $        0.46    $       0.25


(1) Includes the dilutive effect of stock options, and the conversion of Series C Preferred stock to Common stock in the three months ended March 31, 1995.

         The accompanying notes are an intergral part of these statements.

               CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                     Three Months Ended
                                                          March 31,
                                                     1995          1994
                                                   (Dollars in thousands)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    $  95,711      $ 139,044

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         24,166         15,256
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization                    35,310         36,749
    Increase (decrease) in deferred income taxes      2,098         (5,345)
    (Gains) losses from property disposals, net        (171)             4
  Changes in assets and liabilities:
    Receivables                                     (17,490)       (10,787)
    Accrued claims costs                             (2,278)        (5,354)
    Accounts payable                                  9,753         (9,997)
    Income taxes                                     14,884          3,569
    Accrued incentive compensation                  (30,971)          (650)
    Accrued liabilities and other                   (26,630)        (4,113)
  Net Cash Provided by Operating Activities           8,671         19,332

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                              (56,541)       (38,177)
  Purchases of marketable securities                     --           (977)
  Proceeds from sale of property                        825            758
  Net Cash Used by Investing Activities             (55,716)       (38,396)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings                55,000             --
  Repayment of long-term debt and capital
    lease obligations                                (1,707)          (273)
  Proceeds from issuance of common stock                511          6,297
  Payments of common dividends                       (3,636)            --
  Payments of preferred dividends                    (5,318)        (5,782)
  Net Cash Provided by Financing Activities          44,850            242


Decrease in Cash and Cash Equivalents                (2,195)       (18,822)

CASH AND CASH EQUIVALENTS, END OF PERIOD          $  93,516      $ 120,222


      The accompanying notes are an integral part of these statements.

         CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying consolidated financial statements of Consolidated Freightways, Inc. and subsidiaries (the Company) have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements included in the Company's 1994 Annual Report to Shareholders.

     There have been no significant changes in the accounting policies of the Company. There were no significant changes in the Company's commitments and contingencies as previously described in the 1994 Annual Report to Shareholders and related annual report to the Securities and Exchange Commission on Form 10-K.

2. Short-term borrowings consist of $55.0 million from the Company's $300 million revolving, unsecured credit facility. The borrowings bear interest at LIBOR plus a margin (totaling 6.65% at March 31, 1995). At March 31, 1995, the Company also had $110.1 million of letters of credit outstanding under this agreement, leaving $134.9 million of unused capacity. This agreement expires in January 1999.

3. On March 15, 1995, the Company's 6,900,000 depository shares, each representing one-tenth of a share of Series C Conversion
Preferred stock, were converted to 6,900,000 shares of the Company's Common stock.

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

         CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL

Total Company revenues in the first quarter increased 17.5% to a record $1.30 billion driven by strong revenue growth at each of the Company's principal operations. CF MotorFreight (CFMF) continued its strong recovery, with revenues exceeding pre-strike levels. The growth was accomplished despite a noticeable slowdown in the rate of economic growth.

Operating income increased 46.6% to a first quarter record of $52.0 million and was the second highest operating income level in the Company's history. The increase in income reflects the first quarter in five years that all of CF's principal businesses reported simultaneous earnings increases.

Significant variations in segment revenue and operating income are as follows:


CF MOTORFREIGHT

CF MotorFreight's first quarter revenues increased 14.3% from the same quarter of last year on a tonnage increase of 9.6% with less-than-truckload (LTL) tonnage up 11.5%. The revenue improvements reflect CFMF's continuing recovery, benefits of the January 1st rate increase, continued growth from its non-carrier logistics operation and the success of new marketing initiatives.

Operating income for the first quarter increased 158.7% from the same quarter last year. This improvement reflects benefits from revenue growth, cost controls and efficiencies gained from changes in operations to increase the utilization of rail. Also contributing to improved results was income from non-carrier operations.

With growth in the economy beginning to slow, CFMF is experiencing increased discounting and intensified competition. A 3.3% wage and benefit increase for contractual labor went into effect on April 1, 1995. To offset the impact of these trends, CFMF will initiate additional changes to operations. These include increasing point-to-point loading, thereby reducing freight handling and transit times.

CON-WAY TRANSPORTATION SERVICES

First quarter revenues from Con-Way Transportation Services (CTS) increased 19.3% on a tonnage increase of 7.5% with LTL tonnage increasing 7.9%. Contributing to the increased revenue levels was customers' acceptance of CTS's operations serving new geographic markets and expanded service in market lanes between regions.

CTS's operating income for the first quarter was up 37.9% over the first quarter of 1994. The operating margin increased to 10.5% from 9.1% a year ago. The significant income improvement reflects increased profitability from revenue growth and efficiencies of joint service operations despite startup and expansion costs incurred in the Pacific Northwest and New York/New Jersey metropolitan area.

With weaker economic growth expected for the second quarter, management is expecting increased pricing pressures especially in light of the deregulation of intrastate traffic. CTS expects to counter slower economic growth by differentiating the level and type of services it provides customers, including its ability to provide expanded geographic coverage.


EMERY WORLDWIDE

Emery Worldwide's (Emery) revenues increased 21.3% primarily from continued strong growth in its international business. Domestic revenues increased 8.4% on 10.6% weight growth, while international revenues were up 54.7% on a 57.8% weight increase. The lower domestic increase reflects softening U.S. economic growth, particularly in the automotive sector which constitutes a significant customer base for Emery. The strong international growth reflects the continuation of Emery's marketing strategy to increase its global market share.

Emery's first quarter operating income increased 22.7% from the same quarter last year reflecting the combined benefits of volume improvements and cost control. Emery was able to mitigate some of the slowing of domestic growth by reducing terminal and airhaul expenses in part from the elimination seven aircraft from its fleet.

Seasonal adjustments to the size of its fleet and measures to hold down other operating costs will be emphasized in response to the softening domestic business growth. In addition to the above measures, enhanced and new marketing programs have been added to further satisfy customer needs in global markets. In the international market, management is expanding its service capabilities to provide coverage to emerging areas, especially in Asia.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1995 the Company had $93.5 million in cash and cash equivalents. Net cash flow from operations of $8.7 million was primarily the result of income from operations, depreciation and amortization, after payments for incentive compensation. During the first three months of the year, capital expenditures were $56.5 million, an increase of $18.4 million over 1994, due primarily to purchases of several terminals and revenue equipment by CFMF and CTS. The Company intends to finance the remaining capital requirements for the year with cash from operations supplemented by financing arrangements. To supplement cash flows during the quarter, the Company borrowed $55.0 million under its $300 million unsecured credit facility.

     At March 31, 1995, $110.1 million of letters of credit were issued under the Company's $300 million unsecured credit facility. In addition, $70.4 million of letters of credit were issued and secured with Emery receivables under the Company's
$100 million Emery receivables sale facility.

     Also at March 31, 1995, $40.4 million of letters of credit were issued under several unsecured letter of credit facilities.



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

Item 4.  Submission of Matters to a Vote of Security Holders

     There were presented at the Annual Shareholders Meeting held
April 24, 1995 the following proposals with respective voting results:

     For the purpose of electing certain members of the Board of Directors, the votes representing shares of Common and Preferred stock were cast with the following results:

          Nominee                 For        Withheld
     Earl F. Cheit            35,642,260     415,436
     G. Robert Evans          35,648,311     409,385
     Gerhard E. Liener        35,639,936     417,760
     Richard B. Madden        35,644,115     413,581

     The following directors did not stand for election and continued in office as a director after the Annual Shareholders
Meeting: Robert Alpert, Margaret G. Gill, Robert Jaunich II, Donald E. Moffitt, Ronald E. Poelman, Robert D. Rodgers, William
D. Walsh and Robert P. Wayman.

     The appointment of Arthur Andersen LLP as independent public accountants for the year 1995 was approved by the following vote:
For 35,711,958; Against 156,874; Abstaining 188,864.

     The proposal to adopt the Consolidated Freightways, Inc.
Amended and Restated Equity Incentive Plan for Non-Employee
Directors was approved by the following vote: For 30,151,372;
Against 5,521,535; Abstaining 384,789.

     The stockholder proposal to declassify the Board of Directors for the purpose of Director elections was defeated by the following votes: For 10,660,220; Against 17,110,038;
Abstaining 5,359,556; Broker non-votes 2,927,882.

     The stockholder proposal to eliminate the 80% vote requirement in the by-laws to change the structure of the Board of Directors was defeated by the following vote: For 9,813,034;
Against 22,322,701; Abstaining 994,079; Broker non-votes
2,927,882.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             (10)  Material Contracts

                   (10.1) Consolidated Freightways, Inc. Amended and Restated Equity Incentive Plan for Non-Employee Directors. (Previously filed with the Securities and Exchange Commission as an attachment to the Company's 1995 Proxy Statement dated March 17, 1995.)

             (11)  Computation of Per Share Earnings

             (27)  Financial Data Schedule

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company (Registrant) has duly caused this Form 10-Q Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            CONSOLIDATED FREIGHTWAYS,INC.
                                    (Registrant)



May 11, 1995                     /s/Gregory L. Quesnel
                                 Gregory L. Quesnel
                                 Executive Vice President
                                 and Chief Financial Officer



May 11, 1995                     /s/Gary D. Taliaferro
                                 Gary D. Taliaferro
                                 Vice President and
                                 Controller