Form 10-Q
period 1995-06-30
CONSOLIDATED FREIGHTWAYS INC
filed 1995-08-11
CIK 23675

PAGE 1




               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1995

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


       Number of shares of Common Stock, $.625 par value, outstanding as of July 31, 1995 : 43,503,403



                              PAGE 2



                 CONSOLIDATED FREIGHTWAYS, INC.
                            FORM 10-Q
                  Quarter Ended June 30, 1995

_________________________________________________________________
_________________________________________________________________


                              INDEX



PART I.  FINANCIAL INFORMATION                               Page

  Item 1.  Financial Statements

    Consolidated Balance Sheets -
      June 30, 1995 and December 31, 1994                     3

    Statements of Consolidated Income -
      Three and Six Months Ended
         June 30, 1995 and 1994                               5

    Statements of Consolidated Cash Flows -
      Six Months Ended June 30, 1995 and 1994                 6

    Notes to Consolidated Financial Statements                7

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                       8


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                  11

  Item 6. Exhibits and Reports on Form 8-K                   11


SIGNATURES                                                   12
                              PAGE 3



                        PART I. FINANCIAL INFORMATION
                         ITEM 1. Financial Statements

               CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                   June 30,    December 31,
                                                     1995          1994
                                                   (Dollars in thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                      $   99,657     $   95,711
  Trade accounts receivable, net of
    allowances                                      709,178        659,191
  Other accounts receivable                          30,890         37,021
  Operating supplies, at lower of average
    cost or market                                   49,282         41,719
  Prepaid expenses                                   86,980         71,277
  Deferred income taxes                             127,330        126,546
    Total Current Assets                          1,103,317      1,031,465

PROPERTY, PLANT AND EQUIPMENT, at cost
  Land                                              172,441        163,965
  Buildings and improvements                        534,792        510,568
  Revenue equipment                               1,058,104        979,002
  Other equipment and leasehold improvements        377,037        368,809
                                                  2,142,374      2,022,344
  Accumulated depreciation and amortization      (1,107,614)    (1,077,752)
                                                  1,034,760        944,592

OTHER ASSETS
  Restricted funds                                   12,777         12,861
  Deposits and other assets                          83,892         80,626
  Unamortized aircraft maintenance, net             113,428         81,010
  Costs in excess of net assets of businesses
    acquired, net of accumulated amortization       317,274        322,169
                                                    527,371        496,666

TOTAL ASSETS                                     $2,665,448     $2,472,723



      The accompanying notes are an integral part of these statements.

                 CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                   June 30,    December 31,
                                                    1995           1994
                                                   (Dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities       $  828,012     $  796,381
  Accrued claims costs                              138,542        138,800
  Current maturities of long-term debt and
    capital leases                                    4,170          3,712
  Short-term borrowings                               8,000             --
  Federal and other income taxes                     11,975          6,275
    Total Current Liabilities                       990,699        945,168

LONG-TERM LIABILITIES
  Long-term debt and guarantees                     384,520        286,833
  Long-term obligations under capital leases        110,997        111,024
  Accrued claims costs                              164,171        163,849
  Deferred income taxes                              42,976         38,034
  Other liabilities and deferred credits            253,034        254,186
    Total Liabilities                             1,946,397      1,799,094

SHAREHOLDERS' EQUITY
  Preferred stock, no par value; authorized
    5,000,000 shares:
    Series A, designated 600,000 shares;
      none issued                                        --             --
    Series B, 8.5% cumulative, convertible,
      $.01 stated value; designated
      1,100,000 shares; issued 958,150 and
      962,748 shares, respectively                       10             10
    Series C, 8.738% cumulative, convertible,
      $.01 stated value; designated and
      issued none and 690,000 shares,
      respectively                                       --              7
  Additional paid-in capital, preferred stock       145,725        264,284
  Deferred TASP compensation                       (117,687)      (120,646)
    Total Preferred Shareholders' Equity             28,048        143,655

  Common stock, $.625 par value; authorized
    100,000,000 shares; issued 51,034,547
    and 43,955,510 shares, respectively              31,897         27,472
  Additional paid-in capital, common stock          232,025        116,209
  Cumulative translation adjustment                   3,309         (1,170)
  Retained earnings                                 610,466        574,885
  Cost of repurchased common stock
    (7,571,871 and 7,601,382 shares,
    respectively)                                  (186,694)      (187,422)
      Total Common Shareholders' Equity             691,003        529,974
    Total Shareholders' Equity                      719,051        673,629

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $2,665,448     $2,472,723


      The accompanying notes are an integral part of these statements.


  CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
         STATEMENTS OF CONSOLIDATED INCOME
  (Dollars in thousands except per share amounts)



                                                          Three Months Ended              Six Months Ended
                                                                June 30                          June 30
                                                          1995            1994             1995             1994
REVENUES
  CF MotorFreight                                        $599,092        $396,113        $1,207,517        $928,496
  Con-Way Transportation Services                         288,122         273,913           563,012         504,321
  Emery Worldwide                                         433,372         389,749           846,144         730,179
                                                        1,320,586       1,059,775         2,616,673       2,162,996

COSTS AND EXPENSES
  CF MotorFreight
    Operating Expenses                                    519,416         364,832         1,041,695         811,987
    Selling and Administrative Expenses                    60,809          54,609           120,141         116,176
    Depreciation                                           16,539          18,816            33,230          38,564
                                                          596,764         438,257         1,195,066         966,727
  Con-Way Transportation Services
    Operating Expenses                                    216,338         196,419           419,878         370,192
    Selling and Administrative Expenses                    33,841          32,257            67,060          59,913
    Depreciation                                            9,705           8,488            18,988          16,543
                                                          259,884         237,164           505,926         446,648
  Emery Worldwide
   Operating Expenses                                     353,459         305,718           692,634         580,960
    Selling and Administrative Expenses                    55,548          54,352           109,486         102,542
    Depreciation                                            6,711           6,312            13,308          12,663
                                                          415,718         366,382           815,428         696,165
                                                        1,272,366       1,041,803         2,516,420       2,109,540
OPERATING INCOME  (LOSS)
  CF MotorFreight                                           2,328         (42,144)           12,451         (38,231)
  Con-Way Transportation Services                          28,238          36,749            57,086          57,673
  Emery Worldwide                                          17,654          23,367            30,716          34,014
                                                           48,220          17,972           100,253          53,456
OTHER INCOME (EXPENSE)
  Investment income                                           397             706               522           1,221
  Interest expense                                         (8,217)         (6,783)          (15,418)        (13,659)
  Miscellaneous, net                                          762          (1,090)              556          (1,455)
                                                           (7,058)         (7,167)          (14,340)        (13,893)

Income Before Income Taxes                                 41,162          10,805            85,913          39,563
Income Taxes                                               18,935           5,598            39,520          19,100
Net Income                                                 22,227           5,207            46,393          20,463

Preferred Stock Dividends                                   2,141           4,763             6,465           9,497

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS               $20,086            $444           $39,928         $10,966


Primary average shares outstanding (1)                 44,390,346      37,314,476        44,276,122      37,217,462

PRIMARY EARNINGS PER SHARE                                  $0.45           $0.01             $0.95           $0.29

FULLY DILUTED EARNINGS PER SHARE                            $0.42           $0.01             $0.89           $0.26

(1)  Includes the dilutive effect of stock options.  The three and six months ended June 30, 1995 also reflect the conversion of Series C Preferred stock to Common stock.

 The accompanying notes are an integral part of these statements.

               CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                     Six Months Ended
                                                          June 30,
                                                     1995          1994
                                                   (Dollars in thousands)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    $  95,711      $ 139,044

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         46,393         20,463
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization                    71,039         73,223
    Increase (decrease) in deferred income taxes      4,275         (5,047)
    (Gains) losses from property disposals, net        (821)           475
  Changes in assets and liabilities:
    Receivables                                     (43,856)       (33,880)
    Prepaid expenses                                (15,703)       (20,265)
    Accrued claims costs                                 64         (6,013)
    Accounts payable                                 12,963          6,074
    Accrued liabilities                              18,668         80,577
    Federal and other income taxes                    5,700         (5,949)
    Other                                           (27,643)       (14,648)
  Net Cash Provided by Operating Activities          71,079         95,010

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                             (162,475)       (98,690)
  Purchases of marketable securities                     --           (309)
  Proceeds from sale of property                      4,347          2,122
  Net Cash Used by Investing Activities            (158,128)       (96,877)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt           98,890             --
  Repayment of long-term debt and capital
    lease obligations                                (1,884)          (532)
  Net borrowings under revolving line of credit       8,000             --
  Proceeds from issuance of common stock              2,402          7,969
  Payments of common dividends                       (7,982)            --
  Payments of preferred dividends                    (8,431)       (11,572)
  Net Cash Provided (Used) by
    Financing Activities                             90,995         (4,135)

Increase (decrease) in Cash and Cash Equivalents      3,946         (6,002)

CASH AND CASH EQUIVALENTS, END OF PERIOD          $  99,657      $ 133,042


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

3. On June 1, 1995, the Company issued $100 million of unsecured, unsubordinated notes in a private placement. The notes bear interest at 7.35%, payable semiannually, and are due June 1, 2005. The proceeds of the private placement notes were used to retire short-term debt, for capital expenditures and other general corporate purposes. In accordance with the terms of the private placement, on June 27, 1995, the Company filed a registration statement with the Securities and Exchange Commission to register $100 million of unsecured, unsubordinated notes which will be offered in exchange for a like principal amount of the privately placed notes and which will have essentially the same terms as the privately placed notes.

4. Also on June 27, 1995, the Company filed a shelf registration statement with the Securities and Exchange Commission covering $150 million of debt and equity securities for future issuance with terms to be decided at time of issuance. The $150 million of securities includes $45 million of securities registered under a prior registration statement and $105 million of newly registered securities.

5. The Company and its subsidiaries are defendants in various lawsuits incidental to their businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material impact on the Company's financial position or results of operations.



        CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company's second quarter and six months ended June 30, 1995 revenues increased 24.6% and 21.0%, respectively, over the comparable periods in 1994, with both period's revenues representing record levels. This increase reflects revenue improvements at all three operating units, CF MotorFreight
(CFMF), Con-Way Transportation Services (Con-Way) and Emery Worldwide (Emery). Comparative results were affected by the 24-day strike against CFMF and other national carriers in April 1994, the slowdown in domestic economic growth in the second quarter of 1995 and extensive price discounting throughout the freight transportation industry.

Operating income of $48.2 million for the second quarter 1995 was a $30.2 million improvement over the $18.0 million of operating income in the second quarter 1994. Year-to-date 1995, operating income increased 87.5% over the prior year. The 1994 second quarter and six month operating income levels include the operating losses incurred by CFMF due to the April 1994 strike.

Significant variations in segment revenues and operating income are as follows:


CF MOTORFREIGHT

CFMF revenues for the second quarter and six months ending June 30, 1995, increased 51.2% and 30.1%, respectively, over the comparable strike-affected periods in 1994. Tonnage for April and May 1995 is not directly comparable to the prior year due to the April 1994 strike. However, CFMF was able to increase LTL tonnage in June 1995 by 11.2% over the same month in 1994 despite a slowing U.S. economy in the second quarter of 1995.

CFMF reported operating income of $2.3 million for the second quarter 1995 compared to an operating loss of $42.1 million in the strike-impacted second quarter in 1994. Six month operating income for 1995 was $12.5 million, a $50.7 million improvement over the prior year. The improvement reflects the absence of losses incurred during the 1994 strike, increased income from the Canadian and non-carrier logistics operations and an improvement in the LTL operations, despite a 3.3% contractual labor cost increase which went into effect April 1, 1995.

In light of intensified competition in a slowing economy and the impact of a labor cost increase, CFMF expects to continue to initiate further changes to operations. These changes include increasing point-to-point loading in an effort to reduce freight handling and transit times. The slowing economy also contributed to extensive price discounting, depressing rates to about 1990 levels. To address yield deterioration, CFMF is seeking to implement a rate increase of approximately 3.5% effective as of August 1, 1995 for certain of its customers. However, CFMF's ability to sustain the rate increase may be impaired by the continued rate discounting.


CON-WAY TRANSPORTATION SERVICES

Con-Way's second quarter 1995 revenues increased 5.2% over the same period last year on LTL and total tonnage decreases of 5.9% and 1.1%, respectively. Six month revenues for 1995 were up 11.6% on total tonnage improvements of 2.9%, with LTL tonnage up only marginally. The quarter and six months ended June 30, 1994 include business obtained during the April 1994 strike against CFMF and other unionized LTL carriers.

Operating income was down 23.2% for the second quarter and 1.0% for the six month period compared to the same strike-benefited periods in 1994. This decline reflects costs associated with Con-Way's expansion into the northwest United States including western Canada, the New York Metropolitan area and New Jersey, the merger of the southern and southwest regional carriers, expansion of its intermodal truckload group, pressure on rates and labor rate increases.

Con-Way management expects to begin realizing the long-term benefits from its expansion into the new regions. Management will continue emphasizing cost control measures throughout the organization and refinement of its services.


EMERY WORLDWIDE

Emery revenues for the second quarter 1995 increased 11.2% over the same quarter last year while the six month revenue results increased 15.9%. Domestic business in the 1994 second quarter and first half was favorably impacted by the strike against CFMF and other unionized LTL carriers. Emery's revenue improvement for the 1995 second quarter was driven primarily by strong tonnage gains in the international markets. During the second quarter 1995, commercial domestic revenue and tonnage were down 10.7% and 10.5%, respectively, while international revenue and tonnage increased 58.3% and 52.6%, respectively. For the first six months of 1995, domestic revenue and tonnage decreased 2.0% and 1.0%, respectively, while international revenue and tonnage increased 56.6% and 55.0%, respectively.

Operating income for the second quarter and year-to-date 1995 declined 24.4% and 9.7%, respectively, compared to the same periods in 1994. Operating income declined despite revenue increases as margins on increased international tonnage were lower than margins on the lower domestic tonnage. Emery's margins on international freight are generally lower as Emery primarily utilizes commercial lift internationally versus a dedicated fleet for domestic volumes. The 1994 operating income also reflects the benefits of enhanced utilization of the domestic dedicated system associated with the business gained during the April 1994 strike.

Emery management is increasing its marketing efforts to gain additional domestic business, in part to offset the decline in the domestic automotive sector, while continuing the programs that have been successful in the international arena. Cost controls are still at the forefront as Emery management seeks further to improve operations and agent relationships in international locations.


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1995 the Company had $99.7 million in cash and cash equivalents. Net cash flow from operations during the first half of 1995 of $70.0 million was primarily the result of income from operations, depreciation and amortization, after payments for incentive compensation. Capital expenditures were $162.5 million, an increase of $63.8 million over 1994, due primarily to purchases of revenue equipment and real property by CFMF and Con-Way. The Company intends to finance the remaining capital requirements for the year with cash from operations supplemented by financing arrangements.

     The Company issued $100 million of notes in June 1995. The net proceeds were used to retire $71 million of short-term borrowings under various bank facilities that were used to finance a portion of the capital expenditures in the first six months of 1995. The remaining net proceeds of $27.9 million were used for capital expenditures and for other general corporate purposes.

     Also in June 1995, the Company filed a shelf registration statement with the Securities and Exchange Commission covering $150 million of debt and equity securities for future issuance with terms to be decided at time of issuance. The $150 million of securities includes $45 million of securities registered under a prior registration statement and $105 million of newly registered securities. Proceeds will be used for general corporate purposes which may include repayment of indebtedness, capital expenditures and working capital needs.

     At June 30, 1995, $117.8 million of letters of credit were issued under the Company's $300 million unsecured credit facility. In addition, $70.3 million of letters of credit were issued and secured with Emery receivables under the $100 million
Emery receivables sale facility.

     Also at June 30, 1995, $40.4 million of letters of credit were issued under several unsecured letter of credit facilities.


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



                   PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

     As previously reported, the Company has been designated a Potentially Responsible Party (PRP) by the Environmental Protection Agency (EPA) with respect to the disposal of hazardous substances at various sites. The Company expects its share of the total cleanup costs of all sites to be immaterial. Certain legal matters are discussed in Note 5 in the Notes to Consolidated Financial Statements in Part I of this form.


ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             (11)  Computation of Per Share Earnings

             (12)  Computation of Earnings to Fixed Charges

             (27)  Financial Data Schedule

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended June 30, 1995.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company (Registrant) has duly caused this Form 10-Q Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            CONSOLIDATED FREIGHTWAYS,INC.
                                    (Registrant)



August 11, 1995                  /s/Gregory L. Quesnel
                                 Gregory L. Quesnel
                                 Executive Vice President
                                 and Chief Financial Officer



August 11, 1995                  /s/Gary D. Taliaferro
                                 Gary D. Taliaferro
                                 Vice President and
                                 Controller