Form 10-Q
period 1995-09-30
CONSOLIDATED FREIGHTWAYS INC
filed 1995-11-13
CIK 23675

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


         X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1995

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


            Number of shares of Common Stock, $.625 par value,
              outstanding as of October 31, 1995 : 43,535,593

                      CONSOLIDATED FREIGHTWAYS, INC.
                                 FORM 10-Q
                     Quarter Ended September 30, 1995

___________________________________________________________________________
___________________________________________________________________________

                                   INDEX



   PART I.  FINANCIAL INFORMATION                           Page

     Item 1.  Financial Statements

      Consolidated Balance Sheets -
         September 30, 1995 and December 31, 1994             3

      Statements of Consolidated Income -
         Three and Nine Months Ended
         September 30, 1995 and 1994                          5

      Statements of Consolidated Cash Flows -
         Nine Months Ended September 30, 1995 and 1994        6

      Notes to Consolidated Financial Statements              7

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                     8


   PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings                               11

     Item 6. Exhibits and Reports on Form 8-K                12


   SIGNATURES                                                13

                       PART I. FINANCIAL INFORMATION
                       ITEM 1. Financial Statements


              CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS



                                               September 30,  December 31,
                                                   1995           1994
                                                 (Dollars in thousands)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                    $  101,955     $   95,711
  Trade accounts receivable, net of
    allowances                                    760,358        659,191
  Other accounts receivable                        69,649         37,021
  Operating supplies, at lower of average
    cost or market                                 50,201         41,719
  Prepaid expenses                                 77,482         71,277
  Deferred income taxes                           128,807        126,546
     Total Current Assets                       1,188,452      1,031,465

PROPERTY, PLANT AND EQUIPMENT, at cost
  Land                                            178,340        163,965
  Buildings and improvements                      543,289        510,568
  Revenue equipment                             1,065,304        979,002
  Other equipment and leasehold improvements      389,036        368,809
                                                2,175,969      2,022,344
  Accumulated depreciation and amortization    (1,118,923)    (1,077,752)
                                                1,057,046        944,592

OTHER ASSETS
  Restricted funds                                 14,213         12,861
  Deposits and other assets                        75,165         80,626
  Unamortized aircraft maintenance, net           113,799         81,010
  Costs in excess of net assets of businesses
    acquired, net of accumulated amortization     315,159        322,169
                                                  518,336        496,666

TOTAL ASSETS                                   $2,763,834     $2,472,723



     The accompanying notes are an integral part of these statements.

              CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                               September 30,    December 31,
                                                   1995            1994
                                                 (Dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                              $  273,524      $ 253,584
  Accrued liabilities                              571,871        542,797
  Accrued claims costs                             140,933        138,800
  Current maturities of long-term debt and
     capital leases                                  4,015          3,712
  Short-term borrowings                             80,000             --
  Federal and other income taxes                    11,465          6,275
     Total Current Liabilities                   1,081,808        945,168

LONG-TERM LIABILITIES
  Long-term debt and guarantees                    384,522        286,833
  Long-term obligations under capital leases       110,981        111,024
  Accrued claims costs                             164,945        163,849
  Deferred income taxes                             45,093         38,034
  Other liabilities and deferred credits           251,253        254,186
     Total Liabilities                           2,038,602      1,799,094

SHAREHOLDERS' EQUITY
  Preferred stock, no par value; authorized
   5,000,000 shares:
   Series A, designated 600,000 shares;
     none issued                                        --             --
   Series B, 8.5% cumulative, convertible,
     $.01 stated value; designated
     1,100,000 shares; issued 956,011 and
     962,748 shares, respectively                       10             10
     Series C, 8.738% cumulative, convertible,
     $.01 stated value; designated and
     issued none and 690,000 shares, respectively       --              7
  Additional paid-in capital, preferred stock      145,400        264,284
  Deferred TASP compensation                      (116,208)      (120,646)
   Total Preferred Shareholders' Equity             29,202        143,655

  Common stock, $.625 par value; authorized
   100,000,000 shares; issued 51,088,547
   and 43,955,510 shares, respectively              31,930         27,472
  Additional paid-in capital, common stock         232,738        116,209
  Cumulative translation adjustment                 (1,722)        (1,170)
  Retained earnings                                619,475        574,885
  Cost of repurchased common stock
   (7,559,593 and 7,601,382 shares,
   respectively)                                  (186,391)      (187,422)
     Total Common Shareholders' Equity             696,030        529,974
   Total Shareholders' Equity                      725,232        673,629
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $2,763,834     $2,472,723

     The accompanying notes are an integral part of these statements.



                                            PAGE 5

                         CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
                                STATEMENTS OF CONSOLIDATED INCOME
                         (Dollars in thousands except per share amounts)


                                                            Three Months Ended              Nine Months Ended
                                                               September 30                    September 30


                                                           1995            1994            1995             1994
REVENUES
  CF MotorFreight                                      $  593,710      $  584,398    $   1,801,227    $   1,512,894
  Con-Way Transportation Services                         294,751         259,444          857,763          763,765
  Emery Worldwide                                         434,318         392,641        1,280,462        1,122,820
                                                        1,322,779       1,236,483        3,939,452        3,399,479

COSTS AND EXPENSES
  CF MotorFreight
    Operating Expenses                                    523,770         500,745        1,565,465        1,312,732
    Selling and Administrative Expenses                    58,661          65,406          178,802          181,582
    Depreciation                                           16,899          17,988           50,129           56,552
                                                          599,330         584,139        1,794,396        1,550,866
  Con-Way Transportation Services
    Operating Expenses                                    227,916         191,948          647,794          562,140
    Selling and Administrative Expenses                    33,207          30,633          100,267           90,546
    Depreciation                                           10,500           9,288           29,488           25,831
                                                          271,623         231,869          777,549          678,517
  Emery Worldwide
    Operating Expenses                                    349,745         313,975        1,042,379          894,935
    Selling and Administrative Expenses                    57,898          51,748          167,384          154,290
    Depreciation                                            6,939           6,387           20,247           19,050
                                                          414,582         372,110        1,230,010        1,068,275
                                                        1,285,535       1,188,118        3,801,955        3,297,658
OPERATING INCOME (LOSS)
  CF MotorFreight                                          (5,620)            259            6,831          (37,972)
  Con-Way Transportation Services                          23,128          27,575           80,214           85,248
  Emery Worldwide                                          19,736          20,531           50,452           54,545
                                                           37,244          48,365          137,497          101,821
OTHER INCOME (EXPENSE)
  Investment income                                           158             661              680            1,882
  Interest expense                                         (9,342)         (7,206)         (24,760)         (20,865)
  Miscellaneous, net                                        1,443              93            1,999           (1,362)
                                                           (7,741)         (6,452)         (22,081)         (20,345)

Income Before Income Taxes and Extraordinary Charge        29,503          41,913          115,416           81,476
Income Taxes                                               13,988          21,632           53,508           40,732
Net Income Before Extraordinary Charge                     15,515          20,281           61,908           40,744

Extraordinary charge from write off of
   intrastate operating rights, net
   of tax benefits of $4,056                                                5,522                             5,522
NET INCOME                                                 15,515          14,759           61,908           35,222

Preferred Stock Dividends                                   2,155           4,768            8,620           14,265

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS            $   13,360      $    9,991    $      53,288    $      20,957


Primary average shares outstanding (1)                 44,561,758      37,218,928       44,362,108       37,261,289

PRIMARY EARNINGS PER SHARE
  Net Income Before Extraordinary charge               $     0.30      $     0.42    $        1.25    $        0.71
  Extraordinary charge                                                      (0.15)                            (0.15)
  Net income                                           $     0.30      $     0.27    $        1.25    $        0.56

FULLY DILUTED EARNINGS PER SHARE
  Net Income Before Extraordinary charge               $     0.28      $     0.37    $        1.17    $        0.63
  Extraordinary charge                                                      (0.13)                            (0.13)
  Net income                                           $     0.28      $     0.24    $        1.17    $        0.50

(1)  Includes the dilutive effect of stock options.  The three and nine months ended September 30, 1995 also reflect the conversion of Series C Preferred stock to Common stock.


 The accompanying notes are an integral part of these statements.

              CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                     Nine Months Ended
                                                       September 30,
                                                     1995          1994
                                                   (Dollars in thousands)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    $  95,711     $  139,044

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income before extraordinary charge             61,908         40,744
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation and amortization                    108,963        109,313
   Increase (decrease) in deferred income taxes       5,218         (5,523)
   (Gains) losses from property disposals, net       (2,423)           772
  Changes in assets and liabilities:
   Trade receivables                               (101,167)       (90,663)
   Other receivables                                (32,628)       (36,147)
   Prepaid expenses                                  (6,205)       (14,171)
   Accrued claims costs                               3,229         (4,473)
   Accounts payable                                  19,940         48,931
   Accrued liabilities                               29,074        118,721
   Federal and other income taxes                     5,190         14,299
   Other                                            (31,432)       (37,016)
  Net Cash Provided by Operating Activities          59,667        144,787

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                             (219,340)      (138,768)
  Purchases of marketable securities                     --           (292)
  Proceeds from sales of property                     8,704          5,493
  Net Cash Used by Investing Activities            (210,636)      (133,567)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt           98,890             --
  Repayment of long-term debt and capital
   lease obligations                                   (942)          (795)
  Net borrowings under revolving line of credit      80,000             --
  Proceeds from issuance of common stock              3,126          8,438
  Payments of common dividends                      (12,332)            --
  Payments of preferred dividends                   (11,529)       (17,333)
  Net Cash Provided (Used) by
   Financing Activities                             157,213         (9,690)

Increase in Cash and Cash Equivalents                 6,244          1,530

CASH AND CASH EQUIVALENTS, END OF PERIOD          $ 101,955      $ 140,574


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

     There have been no significant changes in the accounting policies of the Company. There were no significant changes in the Company's commitments and contingencies as previously described in the 1994 Annual Report to Shareholders and related annual report to the Securities and Exchange Commission on Form 10-K other than that described in Note 3 below.

2. On March 15, 1995, the Company's 6,900,000 depository shares, each representing one-tenth of a share of Series C Conversion Preferred stock, were converted to 6,900,000 shares of the Company's Common stock.

3. On June 27, 1995, the Company filed a registration statement with the Securities and Exchange Commission to register $100 million of unsecured, unsubordinated notes which on September 11, 1995, were exchanged for $100 million of privately placed notes which were issue on June 1, 1995. The registered notes bear interest at 7.35% per annum, payable semiannually, and are due June 1, 2005. The proceeds of the private placement notes were used to retire short-term debt, for capital expenditures and other general corporate purposes.

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

5. On November 7, 1995, the Company redeemed its preferred stock purchase rights. Under certain conditions, each right enabled the holder, upon exercise of the right, a specified number of shares of common stock.

6. The Company and its subsidiaries are defendants in various lawsuits incidental to their businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material impact on the Company's financial position or results of operations.

              CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company's third quarter and nine-month revenues increased 7.0% and 15.9%, respectively, over the comparable periods in 1994. Con-Way Transportation Services (Con-Way) increased revenues through, among other things, geographic expansion and by offering more second-day service with a longer length of haul. Emery Worldwide (Emery) continued to gain business internationally, while CF MotorFreight (CFMF) was able to offset declines in its domestic long-haul revenues with increased revenues from non-carrier logistics operations. All of the Company's operations were affected by price discounting throughout the industry. Year-to-date comparative results were affected by a 24-day strike against CFMF and other unionized LTL carriers in April 1994.

Operating income in the third quarter 1995 decreased 23.0% from the same period last year while year-to-date operating income increased 35.0% or
$35.7 million to $137.5 million.   The quarterly decline is attributable to
price discounting affecting all operations, lower business levels at CFMF and the lower margins Emery earned on its increased international business. Operating income for the first nine months of 1994 included second quarter operating losses of $42.1 million at CFMF from the strike in April 1994.

The 1994 quarterly and year-to-date results include a non-cash, extraordinary charge of $5.5 million net of income tax benefits. This represents the write-off of intrastate operating rights as a result of the passage of the Federal Aviation Administration Authorization Act of 1994.

Significant variations in segment revenues and operating income are as follows:

CF MOTORFREIGHT

CFMF revenues for the third quarter 1995 increased 1.6% despite a total tonnage decline of 4.1%. This increase is attributable to a significant growth in revenues from the non-carrier logistics operation, partial retention of the recent August 1, 1995 rate increase and because the higher rated LTL tonnage was virtually unchanged from the prior period. Year-to-date, revenues increased 19.1% over the same period last year on total and LTL tonnage increases of 13.2% and 17.4%, respectively. The 1994 results include the impact of the strike against CFMF and other unionized LTL carriers.

CFMF's third quarter operating loss of $5.6 million compares to operating income of $259,000 in the comparable period in 1994. The loss underscores the need for CFMF to balance its freight system capacity to current business levels and is a result of the previously mentioned rate discounting. Included in CFMF's third quarter results for 1995 and 1994 is approximately $4 million and $2 million, respectively, of income from its Canadian subsidiary and non-carrier logistics operations. The year-to-date operating income of $6.8 million is a $44.8 million improvement over the prior year and reflects the absence of losses incurred during the 1994 strike and increased income from non-carrier logistics operations.
Included in CFMF's nine-month operating results for 1995 and 1994 is approximately $10 million and $5 million, respectively, of income related to its Canadian subsidiary and non-carrier logistics operations.

Management analysis has indicated that customer expectations have increased and competition has intensified as the historical market segmentation has been less well defined between regional LTL, national LTL, truckload and parcel. While management believes that customers desire fast, flexible, consistent and reliable service, utilizing CFMF's traditional hub-and-spoke network limited service flexibility while increasing transit times and handling, thereby increasing costs. In an effort to improve its competitive position and thereby improve margins, management has initiated an operational re-engineering plan named Business Accelerator System (BAS). BAS replaces CFMF's traditional hub-and-spoke network in favor of one that moves freight directionally from point-to-point and streamlines the freight network. This is expected to reduce miles and handling and rationalize system capacity, thereby reducing transit times and costs. With an improved service offering, management believes it will be able to re-invigorate its sales and marketing efforts and recapture market share.

BAS was implemented on October 16, 1995 following approval by representatives of the International Brotherhood of Teamsters. In the short-term, management expects to incur additional losses due to the costs associated with maintaining timely service while assimilating the significant changes required to implement BAS. However, in the long-term, management believes that implementing BAS will significantly reduce operating expenses.

CON-WAY TRANSPORTATION SERVICES

Con-Way's third quarter 1995 revenues increased 13.6% over the same period last year on LTL and total tonnage increases of 7.5% and 6.6%, respectively. For the nine months ended September 30, 1995, revenues increased 12.3% on total tonnage improvements of 6.0%, with LTL tonnage growth of 5.2%. Both the quarterly and year-to-date revenue increases reflect Con-Way's continued expansion into new markets and the increased proportion of second-day freight. Second-day freight, as compared to same-day freight, has a higher average revenue per pound associated with a longer length of haul. The nine months ended September 30, 1994 included incremental business obtained during the April 1994 Teamster strike against CFMF and other unionized LTL carriers.

Third quarter operating income was down 16.1% compared with the same period in 1994. Operating income for the nine-month period was down 5.9% compared with the strike benefited 1994 period. The quarterly and nine-month income declines reflect the industry wide rate discounting, lower margins earned on business gained during Con-Way's expansion into new geographic regions, truckload and second-day markets as well as labor cost increases.

As Con-Way increases business levels in these new markets, utilization of the infrastructure will increase and, consequently, Con-Way should realize improved margins in these markets. Management will continue emphasizing cost efficiency measures throughout the organization and enhancement of its services.

EMERY WORLDWIDE

Emery revenues for the third quarter and nine months ended September 30, 1995, increased 10.6% and 14.0%, respectively. Domestic business in the comparable nine-month period in 1994 was favorably impacted by the strike against CFMF and other unionized LTL carriers. Emery's revenue improvement in 1995 was driven primarily by strong tonnage gains in the international markets with international revenue up 31.1% on a tonnage increase of 32.0% during the quarter. Domestically, commercial revenue increased 1.2% on a tonnage increase of 5.0% during the quarter. For the nine months ended September 30, 1995, domestic revenue decreased 1.0% on a tonnage increase of 1.0%, while international revenue and tonnage increased 47.0% and 46.4%, respectively.

Third quarter and year-to-date operating income declined 3.9% and 7.5%, respectively, compared to the same periods in 1994. Despite revenue increases, operating income declined as margins on increased international tonnage were lower than margins on the slower-growing domestic tonnage. Emery's margins on international freight are generally lower than domestic freight as Emery primarily utilizes commercial lift internationally versus a dedicated fleet for domestic volumes. The 1994 operating income also reflects the benefits of enhanced utilization of the domestic dedicated system associated with the business gained during the April 1994 strike.

Emery management is increasing its marketing efforts to gain additional domestic business while continuing the programs that have been successful in the international arena. Cost controls are still at the forefront as Emery management seeks to further reduce costs associated with the international airhaul and agency relationships.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995, the Company had $102.0 million in cash and cash equivalents. Net cash flow from operations during the first nine months of 1995 of $59.7 million was primarily the result of income from operations, depreciation and amortization offset in part by increased accounts receivable levels. Since 1994, the Company has been experiencing a deterioration in the timeliness of receivables collection resulting in an increase in its working capital investment. To address this, the Company has initiated several programs to streamline its collection efforts and enhance communication with its customers. Included in other receivables at September 30, 1995, was approximately $43 million of refundable deposits on equipment to be financed through leasing arrangements.

Capital expenditures for the nine months ended September 30, 1995, were $219.3 million, an increase of $80.6 million over the same period in 1994. The increase was due primarily to purchases of revenue equipment and real property by CFMF and Con-Way. Capital expenditures were financed by cash from operations and a portion of the proceeds from the issuance of long-term debt and short-term borrowings. The Company intends to finance the remaining capital requirements for the year with financing arrangements supplemented by cash from operations.

The Company issued $100 million of notes in June 1995 and subsequently, in September 1995, exchanged this privately placed debt with registered debt with essentially the same terms. Separately, the Company increased borrowings under its $300 million unsecured credit facility to $80 million as of September 30, 1995. The net proceeds from both sources was used for capital expenditures and general corporate purposes.

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

  At September 30, 1995, $111.0 million of letters of credit were issued under the Company's $300 million unsecured credit facility. In addition, $79.9 million of letters of credit were issued and secured with Emery receivables under the $100 million Emery receivables sale facility.

  Also at September 30, 1995, $40.4 million of letters of credit were issued under several unsecured letter of credit facilities.

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


                   PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

     As previously reported, the Company has been designated a Potentially Responsible Party (PRP) by the Environmental Protection Agency (EPA) with respect to the disposal of hazardous substances at various sites. The Company expects its share of the total cleanup costs of all sites to be immaterial. Certain legal matters are discussed in Note 6 in the Notes to Consolidated Financial Statements in Part I of this form.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

          (11)  Computation of Per Share Earnings

          (12)  Computation of Ratio of Earnings to Fixed Charges

          (27)  Financial Data Schedule

      (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company (Registrant) has duly caused this Form 10-Q Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Consolidated Freightways, Inc.
                                (Registrant)


November 13, 1995                         /s/Gregory L. Quesnel
                                          Gregory L. Quesnel
                                          Executive Vice President and
                                            Chief Financial Officer


November 13, 1995                         /s/Gary D. Taliaferro
                                          Gary D. Taliaferro
                                          Vice President and Controller