Form 10-K
period 1995-12-31
CONSOLIDATED FREIGHTWAYS INC
filed 1996-03-27
CIK 23675

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1995   Commission File Number 132-3

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

                           9-1/8% Notes Due 1999
                        Medium-Term Notes, Series A
                           7.35% Notes Due 2005

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes___X___     No_______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes ______    No ___X___

Aggregate market value of voting stock held by persons other than Directors, Officers and those shareholders holding more than 5% of the outstanding voting stock, based upon the closing price per share Composite Tape on January 31, 1996: $646,431,951

               Number of shares of Common Stock outstanding
                    as of January 31, 1996: 43,935,181

                    DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV


Consolidated Freightways, Inc. 1995 Annual Report to Shareholders (only those portions referenced herein are incorporated in this Form 10-K).

Part III

Proxy Statement dated March 22, 1996, (only those portions referenced herein are incorporated in this Form 10-K).

                      CONSOLIDATED FREIGHTWAYS, INC.
                                 FORM 10-K
                       Year Ended December 31, 1995

___________________________________________________________________________


                                   INDEX

    Item                                                           Page

                                  PART I

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

                      CONSOLIDATED FREIGHTWAYS, INC.
                                 FORM 10-K
                       Year Ended December 31, 1995
___________________________________________________________________________


                                  PART I

ITEM 1.   BUSINESS

(a) General Development of Business

Consolidated Freightways, Inc. is a company which participates through subsidiaries in various forms of nationwide and regional trucking, truckload and intermodal rail, domestic and international air cargo services, ocean forwarding, contract logistics and related transportation activities. These operations are organized into three primary business groups: nationwide, full-service trucking (CF MotorFreight), regional trucking and full-service truckload (Con-Way Transportation Services), and air freight and ocean forwarding (Emery Worldwide). Consolidated Freightways, Inc. was incorporated in Delaware in 1958 as a successor to a business originally established in 1929. It is herein referred to as the "Registrant" or "Company".

(b) Financial Information About Industry Segments

The operations of the Company are primarily conducted in the U.S. and Canada and to a lesser extent in major foreign countries. An analysis by industry group of revenues, operating income (loss), depreciation and capital expenditures for the years ended December 31, 1995, 1994 and 1993, and identifiable assets as of those dates is presented in Note 12 on pages 33 and 34 of the 1995 Annual Report to Shareholders and is incorporated herein by reference. Geographic group information is also presented therein. Intersegment revenues and earnings thereon have been eliminated.

(c) Narrative Description of Business

The Company, for reporting purposes, has designated three principal operating groups: the CF MotorFreight Group provides intermediate and long-haul, less-than-truckload freight services throughout the U.S. and in Canada and on a limited basis in Mexico, the Caribbean area, Central and South America, Europe and the Pacific Rim; the Con-Way Transportation Services Group provides one- and two-day, less-than-truckload service as well as highway, rail and multi-modal logistics services; and the Emery Worldwide Group is responsible for all domestic and international air freight activities and ocean forwarding services. The Company also provides full-service contract logistics through its subsidiary, Menlo Logistics, which is included in the CF MotorFreight Group for reporting purposes only.


    CF MOTORFREIGHT

CF MotorFreight(CFMF), the Company's largest single operating unit in terms
of  revenues,  is  based  in Menlo Park, California.   The  CFMF  group  is
composed of Consolidated  Freightways  Corporation  of  Delaware  (CFCD)
and  Canadian operating  units,  and  three non-carrier operations.   Its
carrier group provides general freight services nationwide and in Canada and on a limited basis in Mexico, the Caribbean area, Central and South America, Europe and the Pacific Rim. Operations consist of an extensive transportation network that typically moves shipments of manufactured or non-perishable processed products having relatively high value and requiring expedited service, compared to the bulk raw materials characteristically transported by railroads, pipelines and water carriers. The basic business of the general freight industry is to transport freight that is less-than-truckload (LTL), an industry designation for shipments weighing less than 10,000 pounds. CFMF is one of the nation's largest LTL motor carriers in terms of 1995 revenues.

Competition continues to increase in the industry with trends toward regionalization, continued pricing pressures and new competitors moving into the small shipment segment of the business. To address this, CFMF made major changes to its line-haul operations in the fourth quarter of 1995. This change of operations, called the Business Accelerator System
(BAS), replaces CFMF's traditional hub-and-spoke network with one that moves freight directly from point-to-point and streamlines the freight network. BAS has the effect of reducing miles and handling, thereby reducing transit times and costs as well as rationalizing system capacity.

As a large carrier of LTL general commodity freight, at December 31, 1995, CFMF operated approximately 39,200 vehicle units including pick-up and delivery fleets in each area served, and a fleet of intercity tractors and trailers. At December 31, 1995, it had a network of 380 U.S. and Canadian freight terminals, metro centers and regional consolidation centers. Under BAS, several regional consolidation centers have become metro centers. The metro centers reduce freight handling through more direct city to city service, thereby improving productivity. CFMF operations are supported by a sophisticated data processing system for the control and management of the business.

There  is  a  broad diversity in the customers served, size  of  shipments,
commodities  transported  and  length  of  haul.   No  single  customer  or
commodity accounted for more than a small fraction of total revenues.

CFMF operates daily schedules utilizing relay drivers who drive approximately eight to ten hours each day and an increasing number of sleeper teams which in December 1995 approximated 20% of all linehaul miles. Road equipment consists of one tractor pulling two 28-foot double trailers or, to a limited extent, one semi-trailer or three 28-foot trailers. CFMF generally utilizes trailer equipment that is 102 inches in width. The Company believes that trailers in double or triple combination are more efficient and economical, and safer, than a tractor and single semi-trailer combination. In 1995, the Company operated in excess of 477 million linehaul miles in North America, about 90% of which was conducted by equipment in doubles and triples configuration. The accident frequency of the triples configuration was lower than all other types of vehicle combinations used by CFMF.

CFCD and several Canadian subsidiaries serve Canada through terminals in the provinces of Alberta, British Columbia, Manitoba, New Brunswick, Nova

Scotia, Ontario, Quebec, Saskatchewan and in the Yukon Territory. The Canadian operations utilize a fleet of over 1,100 trucks, tractors and trailers.

Employees

At December 31, 1995, approximately 84% of CFMF's domestic employees were represented by various labor unions, primarily the International Brotherhood of Teamsters (IBT). CFMF and the IBT are parties to a National Master Freight Agreement. The current agreement with the IBT expires in April, 1998.

Labor costs, including fringe benefits, averaged approximately 67% of CFMF's 1995 revenues. CFMF's domestic employment has declined to 19,200 employees at December 31, 1995 from approximately 20,700 at December 31, 1994, primarily the result of the implementation of the BAS. CFMF had approximately 21,000 employees at December 31, 1993.

Fuel

Fuel prices have steadily declined during the last three years. CFMF's average annual diesel fuel cost per gallon (without tax) declined from $.621 in 1993 to $.578 and $.573 in 1994 and 1995, respectively. Most of these savings have been mitigated by increases in fuel taxes.

Federal and State Regulation

Regulation of motor carriers has changed substantially in recent years. The process started with the Motor Carrier Act of 1980, which allowed easier access to the industry by new trucking companies, removed many restrictions on expansion of services by existing carriers, and increased price competition by narrowing the antitrust immunities available to the industry's collective ratemaking organizations. This deregulatory trend was continued by subsequent legislation in 1982, 1986, 1993 and 1994. The process culminated with federal pre-emption of most economic regulation of intrastate trucking regulatory bodies effective January 1, 1995, and with legislation to terminate the Interstate Commerce Commission (ICC) effective January 1, 1996.

Currently, the motor carrier industry is subject to federal regulation by the Federal Highway Administration (FHWA) and the Surface Transportation Board (STB), both of which are units of the United States Department of Transportation (DOT). The FHWA performs certain functions inherited from the ICC relating chiefly to motor carrier registration, cargo and liability insurance, extension of credit to motor carrier customers, and leasing of equipment by motor carriers from owner-operators. In addition, the FHWA enforces comprehensive trucking safety regulations relating to driver qualifications, drivers' hours of service, safety-related equipment requirements, vehicle inspection and maintenance, recordkeeping on accidents, and transportation of hazardous materials. As pertinent to the general freight trucking industry, the STB has authority to resolve certain types of pricing disputes and authorize certain types of intercarrier agreement under jurisdiction inherited from the ICC.

At the state level, federal preemption of economic regulation does not prevent the states from regulating motor vehicle safety on their highways.

In addition, federal law allows all states to impose insurance requirements on motor carriers conducting business within their borders, and empowers most states to require motor carriers conducting interstate operations through their territory to make annual filings verifying that they hold appropriate registrations from FHWA. Motor carriers also must pay state fuel taxes and vehicle registration fees, which normally are apportioned on the basis of mileage operated in each state.

Canadian Regulation

The provinces in Canada have regulatory authority over intra-provincial operations of motor carriers and have been delegated the federal authority to regulate inter-provincial motor carrier activity. Federal legislation to phase in deregulation of the inter-provincial motor carrier industry took effect January 1, 1988. The new legislation relaxes economic regulation of inter-provincial trucking by easing market entry regulations, and implements effective safety regulations of trucking services under
federal jurisdiction.   The  Company  wrote  off substantially  all  of
the  unamortized cost  of  its  Canadian  operating authority in 1992.

Menlo Logistics

Menlo Logistics, Inc. (MLI), founded in 1990, provides full-service contract logistics services for manufacturing, industrial and retail businesses. These services include transportation management, dedicated contract warehousing, dedicated contract carriage, just-in-time delivery programs, customer order processing and freight bill payment and auditing. MLI has approximately 750 employees. As contract logistics is a relatively new industry, competition is expected to come from new entrants into the markets it serves. MLI addresses the increased competition by utilizing technologies and its established experience. Refer to the CF MotorFreight section for discussion of federal and state regulation affecting the transportation activities of MLI.

Other Operations

Two non-carrier operations within the CF MotorFreight Group, for reporting purposes only, generate a majority of their sales from other subsidiaries of the Company. Road Systems, Inc. primarily manufactures and rebuilds trailers, converter dollies and other transportation equipment. VantageParts, Inc. serves as a distributor and remanufacturer of vehicle component parts and accessories to all segments of the heavy-duty truck and trailer industry, as well as the maritime, construction, aviation and other industries.


    CON-WAY TRANSPORTATION SERVICES

Con-Way Transportation Services, Inc. (CTS) is an operating company with business units that provide regional LTL freight trucking; full-service truckload freight delivery utilizing highway over-the-road and intermodal rail stack train resources for regional, inter-regional and transcontinental transportation; local and interstate container drayage and international shipping. CTS has four operating units and at December 31, 1995 had approximately 12,400 employees. The regional trucking companies face intensive competition as national LTL companies extend into regional markets, and acquire and combine formerly independent regional carriers into inter-regional groups. New service offerings, continued expansion of regional carrier networks, extension of next-day and second-day service and enhanced inter-regional network capabilities are positioning CTS for growth opportunities. Refer to the CF MotorFreight section for a discussion of federal and state regulations.

Con-Way Regional Carriers

CTS has three regional motor carrier units, each of which operates dedicated regional trucking networks principally serving core geographic territories with next-day and second-day service. The regional carriers serve manufacturing, industrial, commercial and retail business-to-business customers with a fleet of approximately 20,500 trucks, tractors and trailers at December 31, 1995.

Con-Way Western Express (CWX) was founded in May 1983 and today operates in 13 western states and serves Canada and Mexico. In January 1995, CWX expanded operations into Oregon, Washington, Idaho, Alaska and Vancouver, British Columbia. At December 31, 1995, CWX operated 95 service centers.

Con-Way Central Express (CCX) was founded in June 1983 and today serves 23 states of the central and northeast U.S., and Ontario, Canada. In February 1995, CCX expanded into New Jersey and began providing service for metropolitan New York City in addition to launching joint service with Con-Way Southern Express. At December 31, 1995 CCX operated 204 service centers

Con-Way Southern Express and Con-Way Southwest Express were founded in April 1987 and November 1989, respectively. In December 1994, the two carriers were combined into a single operating unit under the Con-Way Southern Express (CSE) name serving a 14-state southern market from Texas to the Carolinas and Florida, and encompassing Puerto Rico and Mexico. CSE operated 98 service centers at December 31, 1995.

CTS has completed certain regional service expansions that allow the regional carriers to provide next-day and second-day freight delivery between their principal geographic regions, utilizing existing infrastructure. CTS can now provide full regional service throughout the United States and parts of Canada. The regional service expansion generates additional business by allowing each regional carrier to compete for new traffic and provide coverage of regional market lanes not individually serviced as part of the regional carrier's core territory.

        Con-Way Truckload Services

Con-Way Truckload Services (CWT), formerly known as Con-Way Intermodal, is a full-service, multi-modal truckload company. CWT provides door-to-door transcontinental movement of truckload shipments by rail container stack train and rail trailer, utilizing nationwide operating alliances with major railroads. It also provides expedited inter-regional and regional over-the-road truckload service with a fleet of company-owned trucks and trailers. Additionally, CWT provides rail freight forwarding with domestic intermodal marketing services, assembly and distribution services, and local and interstate container drayage.

   EMERY WORLDWIDE

Emery Worldwide (EWW), the Company's air freight unit, was formed when the Company purchased Emery Air Freight Corporation in April 1989 and merged it with its own pre-existing air freight operation, CF AirFreight, Inc. The combined companies expanded EWW's ability to deliver air freight within North America and to 90 countries worldwide.

EWW provides global air cargo services through an integrated, combination carrier, freight system designed for the movement of parcels and packages of all sizes and weights. In North America, EWW provides these services through a system of sales offices and service centers, and overseas through foreign subsidiaries, branches and agents.

EWW provides door-to-door service within North America by using its own airlift system, supplemented with commercial airlines. International services are performed by operating primarily as an air freight forwarder using commercial airlines, and with controlled lift used only when necessary. Emery also operated approximately 2,000 trucks, vans and tractors at December 31, 1995.

As of December 31, 1995, EWW utilized a fleet of 70 aircraft, 46 of which are leased on a long-term basis, 11 are owned and 13 are contracted on a short-term basis to supplement nightly volumes and to provide feeder services. The nightly lift capacity of the aircraft fleet, excluding charters, is approximately 4 million pounds.

EWW's hub-and-spoke system is centralized at the Dayton, Ohio International Airport where a leased air cargo facility (Hub) and related support facilities are located. The Hub handles all types of shipments, ranging from small packages to heavyweight cargo, with a total effective sort capacity of approximately 1.2 million pounds per hour. The operation of the Hub in conjunction with EWW's airlift system enables it to maintain a high level of service reliability.

Through a separate subsidiary of the Company, Emery Worldwide Airlines, Inc. (EWA), the Company provides nightly cargo airline services under a contract with the U.S. Postal Service (USPS) to carry Express and Priority Mail, using 24 aircraft, of which 4 are leased on a long-term basis and 20 are owned. The original contract for this operation was awarded to EWA in 1989 and was renewed and extended through early January 1994. A ten year USPS contract was awarded to EWA during 1993 with service beginning in January 1994.

The Company has recognized approximately $108 million, $112 million and $138 million of revenue in 1995, 1994 and 1993, respectively, from contracts to carry Express and Priority Mail for the U.S. Postal Service.

In 1995, Emery Ocean Services consolidated its services with those of CTS. Capitalizing on its international growth and experience, Emery Ocean Services, a global freight forwarder and non-vessel operating common carrier, provides full and less-than-container load service. In addition, EWW established a new subsidiary, Emery Expedite!, which specializes in urgent, door-to-door delivery of shipments in North America and overseas. Emery's logistics subsidiary, recently renamed Emery Global Logistics, continues to expand its service capabilities. It now operates warehouse and distribution centers for customers in five countries.

Technology

Equally important to the movement of goods is the rapid movement of information to track freight, optimize carrier selections, interlink and analyze customer data. EWW plans to invest more than $70 million in technology over the next two years to upgrade its entire hardware and software systems architecture including the tracking system at its Hub in Dayton, Ohio. The system is expected to provide instant tracking information for shipments to reduce missorts, potential overloads and to signal freight with specialized handling requirements.

Customers

EWW services, among others, the automotive, aviation, machinery, metals, electronic and electrical equipment, chemical, apparel, film and technology industries. Service industries and governmental entities also utilize EWW's services. Both U.S. and international operations of EWW have a wide variety of customers.

Competition

The heavy air-freight market within North America is highly competitive and price sensitive. In 1995, EWW had the largest market share, based on revenues, in the North American heavy air-freight segment. EWW competes with other integrated air freight carriers as well as freight forwarders.

The North Atlantic market is especially price sensitive due to the abundant airlift capacity. Competition in international markets is also service and price sensitive. In these markets, which are more fragmented than the North American market, EWW competes with international airlines and air freight forwarders.

Customers favor companies such as EWW with combined integrated carrier and freight forwarding capabilities for flexible, cost effective service. EWW believes this infrastructure and the convenience of its extensive network of worldwide terminal, agent and service locations are its principal methods of competing for customers seeking the service described above.

Regulation of Air Transportation

The air transportation industry is subject to federal regulation by the Federal Aviation Act of 1958, as amended (Aviation Act) and regulations issued by the Department of Transportation (DOT) pursuant to the Aviation Act. EWW, as an air freight forwarder, and EWA, as an airline, are subject to different regulations. Air freight forwarders are exempted from most DOT economic regulations and they are not subject to Federal Aviation Administration (FAA) safety regulations, except security-related rules. Airlines are subject to economic regulation by the DOT and maintenance, operating and other safety-related regulation by the FAA. Thus, EWA and other airlines conducting operations for EWW are subject to DOT and FAA regulation while EWW, itself, is not covered by most DOT and FAA regulations.

Regulation of Ground Transportation

When EWW provides ground transportation of cargo having prior or subsequent air movement, the ground transportation is exempt from the motor carrier registration requirements and economic regulations which were inherited from the ICC by FHWA and STB, respectively. Such ground transportation, however, is subject to comprehensive trucking safety regulation by FHWA as described in the CF MotorFreight section. In addition, EWW does hold FHWA motor carrier registrations which can be utilized in providing non-exempt ground transportation. For description of applicable state regulations, refer to discussion in the CF MotorFreight section.

Environmental Matters

During recent years, operations at several airports have been subject to restrictions or curfews on arrivals or departures during certain night-time hours designed to reduce or eliminate noise for surrounding residential
areas.    None  of  these  restrictions  have  materially  affected   EWW's
operations. If such restrictions were to be imposed with respect to the airports at which EWW's activities are centered and no alternative airports were available to serve the affected areas, EWW's operations
could be more adversely  affected.   As provided  in the Aviation Act, the
FAA is authorized to establish aircraft noise standards. Under the National Emission Standards Act of 1967, as amended, the administrator of the EPA is authorized to issue regulations setting forth standards for aircraft emissions. EWW believes that its present fleet of owned, leased or chartered aircraft is operating in compliance with currently applicable noise and emission laws.

The Aviation Noise and Capacity Act of 1990 establishes a national aviation noise policy. The FAA has promulgated regulations under this Act regarding the phase-in requirements for compliance. This legislation and the related regulations will require all of EWW's and EWA's owned and leased aircraft eligible for operation in the contiguous United States to either undergo modifications or otherwise comply with Stage 3 noise restrictions by year-end 1999.

Fuel and Supplies Cost

EWW purchases substantially all of its jet fuel from major oil companies, refiners and trading companies on annual contracts with prepayment and/or volume discounts. These contract purchases are supplemented by spot purchases. The price of domestic jet fuel declined in 1994 and 1993, respectively, but increased slightly in 1995. The 1995 weighted average domestic cost per gallon was approximately $.60 compared with 1994 and 1993 weighted average prices of approximately $.59 and $.64 per gallon, respectively.

EWW believes that it has the flexibility to continue its operations without material interruption unless there are significant curtailments of its jet fuel supplies. Neither EWW nor the operators of the aircraft it charters have experienced or anticipate any fuel supply problems. There is a four million gallon fuel storage facility at the Hub.

Employees

As of December 31, 1995, EWW had approximately 9,000 full-time and regular part-time employees as compared to 8,000 at December 31, 1994 and 7,500 at December 31, 1993. Approximately 17% of these employees are covered by union contracts.


GENERAL

The research and development activities of the Company are not significant.

During 1995, 1994 and 1993 there was no single customer of the Company that accounted for more than 10% of consolidated revenues.

The total number of employees is presented in the "Ten Year Financial Summary" on pages 36 and 37 of the 1995 Annual Report to Shareholders and is incorporated herein by reference.

The Company has been designated a Potentially Responsible Party (PRP) by the EPA with respect to the disposal of hazardous substances at various sites. The Company expects its share of the clean-up cost will not have a material adverse effect on the Company. The Company expects the costs of complying with existing and future federal, state and local environmental regulations to continue to increase. On the other hand, it does not anticipate that such cost increases will have a materially adverse effects on the Company.

(d) Financial Information About Foreign
    and Domestic Operations and Export Sales

Information as to revenues, operating income (loss) and identifiable assets for each of the Company's business segments and for its foreign operations for 1995, 1994 and 1993 is contained in Note 12 on page 33 and 34 of the 1995 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 2.   PROPERTIES

The following summarizes the terminals and freight service centers operated by the Company at December 31, 1995:

                                          Owned    Leased    Total

    CF MotorFreight                        227       153      380
    Con-Way Transportation Services         51       364      415
    Emery Worldwide                          9       184      193

The following table sets forth the location and square footage of the Company's principal freight handling facilities:


              Location                  Square Footage

CFMF - motor carrier LTL system service centers:

                 Mira Loma, CA          280,672
                 Chicago, IL            231,159
                 Carlise, PA            151,100
               * Columbus, OH           118,774
                 Memphis, TN            118,745
                 Nashville, TN          118,622
               * Indianapolis, IN       109,460
                 Orlando, FL            101,557
               * Minneapolis, MN         94,890
                 Charlotte, NC           89,204
                 St. Louis, MO           88,640
                 Chicopee, MA            85,164
                 Akron, OH               82,494
                 Sacramento, CA          81,286
                 Atlanta, GA             77,920
                 Houston, TX             77,346
                 Dallas, TX              75,358
               * Fremont, IN             73,760
               * Peru, IL                73,760
                 Buffalo, NY             73,380
                 Milwaukee, WI           70,661
                 Salt Lake City, UT      68,480
                 Seattle, WA             59,720
                 Kansas City, MO         55,288
                 Portland, OR            47,824
                 Phoenix, AZ             20,237


CTS - freight assembly centers

                 Chicago, IL            113,116
                 Des Plains, IL         100,440
                 Oakland, CA             85,600
                 Dallas, TX              82,000
                 Atlanta, GA             56,160
                 Cincinnati, OH          55,618
                 Columbus, OH            48,527
                 Detroit, MI             46,240
                 Santa Fe Springs, CA    45,936
                 Aurora, IL              44,235
                 Ft. Wayne, IN           35,400
                 Pontiac, MI             34,450
                 St. Louis, MO           29,625
                 Milwaukee, WI           22,940

               Location                  Square Footage

EWW - facilities

               * Dayton, OH             620,000
                 Los Angeles, CA         78,264
                 Chicago, IL             59,976
                 Boston, MA              42,236
                 Indianapolis, IN        38,500


 * Facility partially or wholly financed through the issuance of industrial revenue bonds. Principal amount of debt is secured by the property.


ITEM 3.   LEGAL PROCEEDINGS

The legal proceedings of the Company are summarized in Note 11 on page 33 of the 1995 Annual Report to Shareholders and are incorporated herein by reference. Discussions of certain environmental matters are presented in
Item 1 and Item 7.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.
                                  PART II


ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS

The Company's common stock is listed for trading on the New York and Pacific Stock Exchanges.

The Company's Common Stock Price is included in Note 13 on page 35 of the 1995 Annual Report to Shareholders and is incorporated herein by reference. Cash dividends on common shares had been paid in every year from 1962 to 1990. In June 1990 the Company's Board of Directors suspended the quarterly dividend. In December 1994, the Board of Directors reinstated a $.10 per share quarterly cash dividend on common stock. The amounts of quarterly dividends declared on common stock for the last two years are included in Note 13 on page 35 of the 1995 Annual Report to Shareholders and are incorporated herein by reference. Under the terms of the restructured TASP Notes, as set forth on page 27 and 28 of the 1995 Annual Report to Shareholders, the Company is restricted from paying dividends in excess of $10 million plus one half of the cumulative net income applicable to common shareholders since the commencement of the agreement.

Effective March 15, 1995, all of the 690,000 shares of the Company's Series C Preferred Stock converted to 6,900,000 shares of Common Stock.

As of December 31, 1995, there were 15,980 holders of record of the common stock ($.625 par value) of the Company. The number of shareholders is also presented in the "Ten Year Financial Summary" on pages 36 and 37 of the 1995 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

The Selected Financial Data is presented in the "Ten Year Financial Summary" on pages 36 and 37 of the 1995 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is presented in the "Financial Review and Management Discussion" on pages 16 through 18, inclusive, of the 1995 Annual Report to Shareholders and is incorporated herein by reference. Certain statements included and incorporated by reference herein, including certain statements under "Financial Review and Management Discussion" referred to above, constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties. In that regard, the following factors, among others, could cause actual results and other matters to differ materially from those in such statements: changes in general business and economic conditions; increasing domestic and international competition and pricing pressure; changes in fuel prices; uncertainty regarding the Company's ability to improve results of operations through, among other things, implementation of BAS at CFMF; labor matters, including changes in labor costs, renegotiation of labor contracts and the risk of work stoppages or strikes; changes in governmental regulation; and environmental and tax matters. As a result of the foregoing, no assurance can be given as to future results of operations or financial condition.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Auditors' Report are presented on pages 19 through 37, inclusive, of the 1995 Annual Report to Shareholders and are incorporated herein by reference. The unaudited quarterly financial data is included in Note 13 on page 35 of the 1995 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The identification of the Company's Directors is presented on pages 3 through 8, inclusive, of the Proxy Statement dated March 22, 1996 and those pages are incorporated herein by reference.

The Executive Officers of the Company, their ages at December 31, 1995 and their applicable business experience are as follows:

Donald E. Moffitt, 63, Chairman, President and Chief Executive Officer of the Company. Mr. Moffitt joined Consolidated Freightways Corporation of Delaware, the Company's nationwide, full-service trucking subsidiary, as an accountant in 1955 and advanced to Vice President - Finance in 1973. In 1975, he transferred to the Company as Vice President - Finance and
Treasurer and in 1981, was elected Executive Vice President - Finance and Administration. In 1983, he assumed the additional duties of President, CF International and Air, Inc., where he directed the Company's international and air freight businesses. Mr. Moffitt was elected Vice Chairman of the Board of the Company in 1986. He retired as an employee and as Vice Chairman of the Board of Directors in 1988 and returned to the Company as Executive Vice President - Finance and Chief Financial Officer in 1990. Mr. Moffitt was named President and Chief Executive Officer of the Company and was elected to the Board of Directors in 1991. In 1995, Mr. Moffitt was named Chairman of the Board of Directors. Mr. Moffitt serves on the Executive Committee of the Board of Directors of the Highway Users Federation and is a member of the Board of Directors of the Bay Area Council, the Automotive Safety Foundation and the American Red Cross. He is a member of the California Business Roundtable and a member of the Business Advisory Council of the Northwestern University Transportation Center. Mr. Moffitt is Chairman of the Executive Committee and serves on the Director Affairs Committee of the Company.

W. Roger Curry, 57, President and Chief Executive Officer of Consolidated Freightways Corporation of Delaware and Senior Vice President of the Company. Mr. Curry joined CFCD in 1969 as a Systems Analyst and became Coordinator, On-Line Systems of the Company in 1970. In 1972, he was named Director of Terminal Properties for CFCD. He became President of CF AirFreight in 1975 and Chief Executive Officer in 1984. Mr. Curry relinquished both offices with CF AirFreight in 1986 when he was elected Senior Vice President - Marketing of the Company. In 1991, he was elected President of Emery Air Freight Corporation, relinquishing the position in 1994 to become President of CFCD.

David I. Beatson, 48, President and Chief Executive Officer of Emery Air Freight Corporation and Senior Vice President of the Company. Mr. Beatson joined CF AirFreight in 1977, advancing through several increasingly responsible positions to Vice President of National Accounts. After leaving the Company for a time, he returned to EWW in 1991 as Vice President of Sales and Marketing. He became President and Chief Executive Officer of Emery Air Freight Corporation in 1994.

Gregory  L.  Quesnel,  47,  Executive Vice President  and  Chief  Financial
Officer  of  the  Company.   Mr.  Quesnel joined  Consolidated  Freightways
Corporation of Delaware in 1975 as Director of Financial Accounting. Through several increasingly responsible financial positions, he advanced to become the top financial officer of CFCD. In 1989, he was elected Vice President-Accounting for the Company and in 1990, was named Vice President and Treasurer. Mr. Quesnel became Senior Vice President-Finance and Chief Financial Officer of the Company in 1991 and Executive Vice President and Chief Financial Officer in 1993.

Robert T. Robertson, 54, President and Chief Executive Officer of Con-Way Transportation Services, Inc. and Senior Vice President of the Company. Mr. Robertson joined CFCD in 1970 as a sales representative and advanced to

Manager of Eastern Area Sales by 1973. He transferred to Texas in 1976 where he became involved in CFCD's operations and was promoted to Division Manager in 1978. In 1983, he was named Vice President and General Manager of Con-Way Transportation Services, Inc. In 1986, Mr. Robertson was elected President of CTS.

Eberhard G.H. Schmoller, 52, Senior Vice President and General Counsel of the Company. Mr. Schmoller joined CFCD in 1974 as a staff attorney and in 1976 was promoted to CFCD assistant general counsel. In 1983, he was appointed Vice President and General Counsel of CF AirFreight and assumed the same position with EWW after the acquisition in 1989. Mr. Schmoller was named Senior Vice President and General Counsel of the Company in 1993.


ITEM 11. EXECUTIVE COMPENSATION

The required information for Item 11 is presented on pages 12 through 15, inclusive, of the Proxy Statement dated March 22, 1996, and those pages are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The required information for Item 12 is included on pages 9, 10 and 23, of the Proxy Statement dated March 22, 1996 and is incorporated herein by reference.

Information concerning the disclosure of delinquent filers under Section 16(a) of the Exchange Act appears on page 24 of the Proxy Statement dated March 22, 1996, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.


                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Exhibits Filed

    1. Financial Statements
         See Index to Financial Information.

    2. Financial Statement Schedules
         See Index to Financial Information.

    3. Exhibits
         See Index to Exhibits.

(b)  Reports on Form 8-K

        There were no reports on Form 8-K filed for the three months ended December 31, 1995.
                                 PAGE 17

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


                                        CONSOLIDATED FREIGHTWAYS, INC.
                                        (Registrant)




March 25, 1996                     /s/Donald E. Moffitt
                                   Donald E. Moffitt
                                   Chairman, President and Chief Executive
                                    Officer




March 25, 1996                     /s/Gregory L. Quesnel
                                   Gregory L. Quesnel
                                   Executive Vice President and Chief
                                    Financial Officer




March 25, 1996                     /s/Gary D. Taliaferro
                                   Gary D. Taliaferro
                                   Vice President and Controller

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March 25, 1996                     /s/Donald E. Moffitt
                                   Donald E. Moffitt
                                   Chairman of the Board, President and
                                    Chief Executive    Officer



March 25, 1996                     /s/Robert Alpert
                                   Robert Alpert, Director



March 25, 1996                     /s/Earl F. Cheit
                                   Earl F. Cheit, Director



March 25, 1996                     /s/Richard A. Clarke
                                   Richard A. Clarke, Director



March 25, 1996                     /s/G. Robert Evans
                                   G. Robert Evans, Director



March 25, 1996                     /s/Margaret G. Gill
                                   Margaret G. Gill, Director



March 25, 1996                     /s/Robert Jaunich II
                                   Robert Jaunich II, Director



March 25, 1996                     /s/Richard B. Madden
                                   Richard B. Madden, Director



March 25, 1996                     /s/Ronald E. Poelman
                                   Ronald E. Poelman, Director

                                SIGNATURES




March 25, 1996                     /s/Robert D. Rogers
                                   Robert D. Rogers, Director



March 25, 1996                     /s/William D. Walsh
                                   William D. Walsh, Director



March 25, 1996                     /s/Robert P. Wayman
                                   Robert P. Wayman, Director

                      CONSOLIDATED FREIGHTWAYS, INC.
                                 FORM 10-K
                       Year Ended December 31, 1995

___________________________________________________________________________



                      INDEX TO FINANCIAL INFORMATION

Consolidated Freightways, Inc. and Subsidiaries

The following Consolidated Financial Statements of Consolidated Freightways, Inc. and Subsidiaries appearing on pages 19 through 37, inclusive, of the Company's 1995 Annual Report to Shareholders are incorporated herein by reference:

     Report of Independent Public Accountants

     Consolidated Balance Sheets - December 31, 1995 and 1994

     Statements of Consolidated Income - Years Ended December 31, 1995, 1994 and 1993

     Statements of Consolidated Cash Flows - Years Ended December 31, 1995, 1994 and 1993

     Statements of Consolidated Shareholders' Equity - Years Ended December 31, 1995, 1994 and 1993

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

                                 SIGNATURE

                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports included and incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statement File Nos. 2-81030, 33-29793, 33-52599, 33-60619 and 33-60625

                                             /s/Arthur Andersen LLP
                                             ARTHUR ANDERSEN LLP


San Francisco, California
March 25, 1996


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Consolidated Freightways, Inc.:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Consolidated Freightways, Inc.'s 1995 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 26, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule on page 22 is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             /s/Arthur Andersen LLP
                                             ARTHUR ANDERSEN LLP

San Francisco, California
January 26, 1996

                                SCHEDULE II

                       CONSOLIDATED FREIGHTWAYS, INC.
                     VALUATION AND QUALIFYING ACCOUNTS
                    THREE YEARS ENDED DECEMBER 31, 1995
                               (In thousands)

DESCRIPTION

ALLOWANCE FOR DOUBTFUL ACCOUNTS


                              ADDITIONS
          BALANCE AT  CHARGED TO  CHARGED TO                 BALANCE AT
          BEGINNING   COSTS AND     OTHER                       END
          OF PERIOD    EXPENSES    ACCOUNTS   DEDUCTIONS      PERIOD

1995      $26,938     $13,343     $  -        $(14,062)(a)       $26,219


1994      $29,780     $ 6,676     $  -        $ (9,518)(a)       $26,938


1993      $26,198     $27,127     $  -        $(23,545)(a)       $29,780




a)   Accounts written off net of recoveries.

INDEX TO EXHIBITS
                                 ITEM 14(a)(3)

Exhibit No.

(3)  Articles of incorporation and by-laws:

     3.1 Consolidated Freightways, Inc. Certificates of Incorporation, as amended. (Exhibit 3(a)(2) to the Company's Quarterly Report Form 10-Q for the quarter ended March 31, 1987*)
     3.2   Consolidated Freightways, Inc. By-laws, as amended, December 4,
           1995

(4) Instruments defining the rights of security holders, including debentures:

     4.1   Consolidated Freightways, Inc. Stockholder Rights Plan.
           (Exhibit 1 on Form 8-A dated October 27, 1986*)
     4.2   Certificate of Designations of the Series B Cumulative
           Convertible Preferred Stock. (Exhibit 4.1 as filed on Form SE dated May 25, 1989*)
     4.3   Indenture between the Registrant and Security Pacific National
           Bank, trustee, with respect to 9-1/8% Notes Due 1999 and Medium-
           Term Notes, Series A.  (Exhibit 4.1 as filed on Form SE dated
           March 20, 1990*)
     4.4   Form of Security for 9-1/8% Notes Due 1999 issued by
           Consolidated Freightways, Inc. (Exhibit 4.1 as filed on Form SE dated August 25, 1989*)
     4.5 Officers' Certificate dated as of August 24, 1989 establishing the form and terms of debt securities issued by Consolidated Freightways, Inc. (Exhibit 4.2 as filed on Form SE dated August
           25, 1989*)
     4.6 Form of Security for Medium-Term Notes, Series A to be issued by Consolidated Freightways, Inc. (Exhibit 4.1 as filed on Form SE dated September 18, 1989*)
     4.7 Officers' Certificate dated September 18, 1989, establishing the form and terms of debt securities to be issued by Consolidated Freightways, Inc. (Exhibit 4.2 as filed on Form SE dated
           September 19, 1989*)
     4.8 Indenture between the Registrant and The First National Bank of Chicago Bank, trustee, with respect to the registration of various debt and equity securities. (Exhibit 4(b) as filed on Form S-3 dated June 27, 1995*)
     4.9 Indenture between the Registrant and Bank One, Columbus, NA, trustee, with respect to the registration of various debt and equity securities. (Exhibit 4(e) as filed on Form S-3 dated June 27, 1995*)
     4.10 Form of Security for 7.35% Notes due 2005 issued by Consolidated Freightways, Inc. (Exhibit 4.4 as filed on Form S-4 dated June 27, 1995*)

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




Exhibit No.

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

Exhibit No.

     10.16 Bond Purchase Agreement dated November 7, 1988, among the City of Dayton, Ohio, the Emery Air Freight Corporation and Drexel Burnham Lambert Incorporated. (Exhibit 28.7 to the Emery Air Freight Corporation Current Report on Form 8-K dated December 2, 1988**)
     10.17 Lease agreement dated November 1, 1988 between the City of Dayton, Ohio and Emery Air Freight Corporation. (Exhibit 10.1 to the Emery Air Freight Corporation Annual Report on Form 10-K for the year ended December 31, 1988**)
     10.18 Credit Agreement dated January 14, 1993, by and among Emery Receivables Corporation as the borrower, Emery Air Freight Corporation, Consolidated Freightways, Inc., individually and as Servicer and various financial institutions. (Exhibit 10.19 to the Company's Form 10-K for the year ended December 31, 1992*).
     10.19 Purchase and Sale Agreement, dated January 14, 1993, among Emery Air Freight Corporation and Emery Distribution Systems, Inc., as Originators, Emery Receivables Corporation, and Consolidated Freightways, Inc., as Servicer. (Exhibit 10.20 to the
           Company's Form 10-K for the year ended December 31, 1992*).
     10.20 Consolidated Freightways, Inc. Directors' Election Form for deferral payment of director's fees. #
     10.21 Consolidated Freightways, Inc. 1993 Executive Deferral Plan. (Exhibit 10.22 to the Company's Form 10-K for the year ended December 31, 1992*#).
     10.22 $300 million Amended and Restated Credit Agreement dated
           January 10, 1995 among Consolidated Freightways, Inc. and various financial institutions. (Exhibit 10.27 to the Company's Form 10-K for the year ended December 31, 1994*)
     10.23 Official Statement of the Issuer's Special Facilities
           Revenue Refunding Bonds, 1993 Series E and F dated
           September 29, 1993 among the City of Dayton, Ohio and Emery
           Air Freight Corporation.
           (Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended September 30, 1993*).
     10.24 Trust Indenture, dated September 1, 1993 between the City of Dayton, Ohio and Banker's Trust Company as Trustee.
           (Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended September 30, 1993*).
     10.25 Supplemental Lease Agreement dated September 1, 1993 between the City of Dayton, Ohio, as Lessor, and Emery Air Freight Corporation, as Lessee. (Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended September 30, 1993*).


     * Previously filed with the Securities and Exchange Commission and incorporated herein by reference.
    ** Incorporated by reference to indicated reports filed under the Securities Act of 1934, as amended, by Emery Air Freight Corporation File No. 1-3893.
     # Designates a contract or compensation plan for Management or Directors.

Exhibit No.


     10.26 Supplemental Retirement Plan dated January 1, 1990. (Exhibit
           10.31 to the Company's Form 10-K for the year ended December 31, 1993*#)
     10.27 Directors' 24-Hour Accidental Death and Dismemberment Plan. (Exhibit 10.32 to the Company's Form 10-K for the year ended December 31, 1993*#)
     10.28 Executive Split-Dollar Life Insurance Plan dated January 1, 1994. (Exhibit 10.33 to the Company's Form 10-K for the year ended December 31, 1993*#)
     10.29 Board of Directors' Compensation Plan dated January 1, 1994. (Exhibit 10.34 to the Company's Form 10-K for the year ended December 31, 1993*#)
     10.30 Excess Benefit Plan dated January 1, 1987. (Exhibit 10.35 to the Company's Form 10-K for the year ended December 31, 1993*#)
     10.31 Directors' Business Travel Insurance Plan. (Exhibit 10.36 to the Company's Form 10-K for the year ended December 31, 1993*#)
     10.32 Deferred Compensation Plan for Executives dated October 1,
           1993. (Exhibit 10.37 to the Company's Form 10-K for the year ended December 31, 1993*#)
     10.33 Amended and Restated 1993 Nonqualified Employee Benefit
           Plans Trust Agreement dated January 1, 1995. (Exhibit 10.38 to the Company's Form 10-K for the year ended December
           31, 1994.*#)
     10.34 Consolidated Freightways, Inc. Equity Incentive Plan for Non-Employee Directors. (Attachment to the Company's 1994 Proxy Statement dated March 18, 1994.*#)
     10.35 Amended and Restated Retirement Plan for Directors of Consolidated Freightways, Inc. dated January 1, 1994. (Exhibit
           10.40 to the Company's Form 10-K for the year ended
           December 31, 1994.*#)
     10.36 Consolidated Freightways, Inc. 1996 Return on Equity Plan dated March 4, 1996. #


     * Previously filed with the Securities and Exchange Commission and incorporated herein by reference.
     # Designates a contract or compensation plan for Management or Directors.

Exhibit No.

(12) Computation of ratios of earnings to fixed charges

(13) Annual report to security holders:

     Consolidated Freightways, Inc. 1995 Annual Report to Shareholders
     (Only those portions referenced herein are incorporated in this Form 10-K. Other portions such as "Letter to Shareholders" are not required and, therefore, are not "filed" as part of this Form 10-K.)

(21) Significant Subsidiaries of the Company.

(27) Financial Data Schedule

(99) Additional documents:

     99.1 Consolidated Freightways, Inc. 1996 Notice of Annual Meeting and Proxy Statement dated March 22, 1996. (Only those portions referenced herein are incorporated in this Form 10-K. Other portions are not required and, therefore, are not "filed" as a part of this Form 10-K.*)
     99.2 Note Agreement dated as of July 17, 1989, between the ESOP, Consolidated Freightways, Inc. and the Note Purchasers named therein. (Exhibit 28.1 as filed on Form SE dated July 21, 1989*)
     99.3 Guarantee and Agreement dated as of July 17, 1989, delivered by Consolidated Freightways, Inc. (Exhibit 28.2 as filed on Form SE dated July 21, 1989*).
     99.4 Form of Restructured Note Agreement between Consolidated Freightways, Inc., Thrift and Stock Ownership Trust as Issuer and various financial institutions as Purchasers named therein, dated as of November 3, 1992. (Exhibit 28.4 to the Company's Form 10-K for the year ended December 31, 1992*).
     99.5 Form of Restructured Guarantee and Agreement between Consolidated Freightways, Inc., as Issuer and various financial institutions as Purchasers named therein, dated as of November 3, 1992.
           (Exhibit 28.5 to the Company's Form 10-K for the year ended December 31, 1992*).

The remaining exhibits have been omitted because either (1) they are neither required nor applicable or (2) the required information has been included in the consolidated financial statements or notes thereto.

     * Previously filed with the Securities and Exchange Commission and incorporated herein by reference.
     #   Designates a compensation plan for Management or Directors.