Form 10-Q
period 1996-03-31
CONSOLIDATED FREIGHTWAYS INC
filed 1996-05-14
CIK 23675

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


         X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1996

                                    OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

              For the transition period from   N/A   to   N/A


                       COMMISSION FILE NUMBER 1-5046


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



            Number of shares of Common Stock, $.625 par value,
               outstanding as of April 30, 1996: 43,998,515

                      CONSOLIDATED FREIGHTWAYS, INC.
                                 FORM 10-Q
                        Quarter Ended March 31, 1996

___________________________________________________________________________

___________________________________________________________________________


                                   INDEX



PART I.  FINANCIAL INFORMATION                            Page

  Item 1.  Financial Statements

       Consolidated Balance Sheets -
         March 31, 1996 and December 31, 1995                3

       Statements of Consolidated Operations -
         Three Months Ended March 31, 1996 and 1995          5

       Statements of Consolidated Cash Flows -
         Three Months Ended March 31, 1996 and 1995          6

       Notes to Consolidated Financial Statements            7

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations    7


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                 10

  Item 4. Submission of Matters to a Vote of
            Security Holders                                10

  Item 6. Exhibits and Reports on Form 8-K                  11


  SIGNATURES                                                12

                       PART I. FINANCIAL INFORMATION
                       ITEM 1. Financial Statements

              CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS



                                              March 31,     December 31,
                                                1996           1995
                                                (Dollars in thousands)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                   $  110,884     $   86,345
  Trade accounts receivable, net of
    allowances                                   732,852        762,134
  Other accounts receivable                       39,853         53,784
  Operating supplies, at lower of average
    cost or market                                44,038         45,890
  Prepaid expenses                                98,384         69,374
  Deferred income taxes                          134,037        134,035
     Total Current Assets                      1,160,048      1,151,562

PROPERTY, PLANT AND EQUIPMENT, at cost
  Land                                           179,554        177,614
  Buildings and improvements                     571,590        562,760
  Revenue equipment                            1,095,128      1,073,505
  Other equipment and leasehold improvements     392,515        377,644
                                               2,238,787      2,191,523
  Accumulated depreciation and amortization   (1,132,256)    (1,115,538)
                                               1,106,531      1,075,985

OTHER ASSETS
  Restricted funds                                14,073         11,189
  Deposits and other assets                       93,594         88,573
  Unamortized aircraft maintenance, net          124,987        114,636
  Costs in excess of net assets of businesses
    acquired, net of accumulated amortization    305,881        308,141
                                                 538,535        522,539

TOTAL ASSETS                                  $2,805,114     $2,750,086



         The accompanying notes are an integral part of these statements.

              CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                               March 31,    December 31,
                                                 1996          1995
                                             (Dollars in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                            $  279,762     $  269,203
  Accrued liabilities                            478,173        474,028
  Accrued claims costs                           156,779        150,643
  Current maturities of long-term debt and
    capital leases                                 3,282          2,412
  Short-term borrowings                           90,000         50,000
  Federal and other income taxes                   9,308         12,938
     Total Current Liabilities                 1,017,304        959,224

LONG-TERM LIABILITIES
  Long-term debt and guarantees                  381,425        384,545
  Long-term obligations under capital leases     110,948        110,965
  Accrued claims costs                           165,055        166,442
  Employee benefits                              240,722        236,131
  Other liabilities and deferred credits          97,371         93,685
  Deferred income taxes                           76,775         76,734
     Total Liabilities                         2,089,600      2,027,726

SHAREHOLDERS' EQUITY
  Preferred stock, no par value; authorized
   5,000,000 shares:
     Series B, 8.5% cumulative, convertible,
      $.01 stated value; designated
      1,100,000 shares; issued 949,982 and
      954,412 shares, respectively                    10             10
  Additional paid-in capital, preferred stock    144,483        145,156
  Deferred TASP compensation                    (113,501)      (114,896)
     Total Preferred Shareholders' Equity         30,992         30,270

  Common stock, $.625 par value; authorized
     100,000,000 shares; issued 51,505,502
     and 51,451,490 shares, respectively          32,192         32,157
  Additional paid-in capital, common stock       240,507        239,696
  Cumulative translation adjustment                 (445)        (2,028)
  Retained earnings                              597,751        608,399
  Cost of repurchased common stock
     (7,522,750 and 7,549,174 shares,
     respectively)                              (185,483)      (186,134)
       Total Common Shareholders' Equity         684,522        692,090
     Total Shareholders' Equity                  715,514        722,360
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $2,805,114     $2,750,086


      The accompanying notes are an integral part of these statements.

                 CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                 (Dollars in thousands except per share amounts)

                                                          Three Months Ended
                                                                March 31,
                                                           1996          1995
REVENUES
  CF MotorFreight                                   $   573,434    $  608,425
  Con-Way Transportation Services                       301,841       274,890
  Emery Worldwide                                       446,599       412,772
                                                      1,321,874     1,296,087

COSTS AND EXPENSES
  CF MotorFreight
    Operating Expenses                                  519,642       524,784
    Selling and Administrative Expenses                  58,546        56,827
    Depreciation                                         16,473        16,691
                                                        594,661       598,302
  Con-Way Transportation Services
    Operating Expenses                                  232,777       203,540
    Selling and Administrative Expenses                  37,326        33,219
    Depreciation                                         11,354         9,283
                                                        281,457       246,042
  Emery Worldwide
    Operating Expenses                                  365,703       339,175
    Selling and Administrative Expenses                  61,848        53,938
    Depreciation                                          7,548         6,597
                                                        435,099       399,710
                                                      1,311,217     1,244,054
OPERATING INCOME (LOSS)
  CF MotorFreight                                       (21,227)       10,123
  Con-Way Transportation Services                        20,384        28,848
  Emery Worldwide                                        11,500        13,062
                                                         10,657        52,033
OTHER INCOME (EXPENSE)
  Investment income                                          78           125
  Interest expense                                       (9,904)       (7,201)
  Miscellaneous, net                                       (288)         (206)
                                                        (10,114)       (7,282)

Income Before Income Taxes                                  543        44,751
Income Taxes                                                263        20,585
NET INCOME                                                  280        24,166

Preferred Stock Dividends                                 2,134         4,324

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS $    (1,854)   $   19,842


Primary average shares outstanding (1)               43,952,397    44,217,465


PRIMARY EARNINGS (LOSS) PER SHARE                   $     (0.04)   $     0.50

FULLY DILUTED EARNINGS (LOSS) PER SHARE             $     (0.04)   $     0.46


(1) The three months ended March 31, 1995 includes the dilutive effect of stock options.

      The accompanying notes are an integral part of these statements.

              CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                  Three Months Ended
                                                       March 31,
                                                   1996          1995
                                                (Dollars in thousands)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD   $  86,345     $ 95,711

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           280       24,166
  Adjustments to reconcile income
   to net cash provided by operating
   activities:
    Depreciation and amortization                   38,359       35,310
    Increase in deferred income taxes                  950        2,098
    Gains from property disposals, net                (457)        (171)
  Changes in assets and liabilities:
    Receivables                                     43,213       (2,440)
    Prepaid expenses                               (29,010)     (27,391)
    Accounts payable                                10,559        9,753
    Accrued claims costs                             4,749       (2,278)
    Income taxes                                    (3,630)      14,884
    Incentive compensation                          (9,301)     (30,971)
     Accrued  liabilities  and other                 3,331      (14,289)
Net Cash Provided by Operating Activities           59,043        8,671

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                             (68,092)     (56,541)
  Proceeds from sales of property                    2,511          825
  Net Cash Used by Investing Activities            (65,581)     (55,716)

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of long-term debt and capital
   lease obligations                                (2,267)      (1,707)
  Net borrowings under revolving line of credit     40,000       55,000
  Proceeds from issuance of common stock               824          511
  Payments of common dividends                      (4,396)      (3,636)
  Payments of preferred dividends                   (3,084)      (5,318)
  Net Cash Provided by Financing Activities         31,077       44,850

Increase (Decrease) in Cash and
    Cash Equivalents                                24,539       (2,195)

CASH AND CASH EQUIVALENTS, END OF PERIOD         $ 110,884    $  93,516

      The accompanying notes are an integral part of these statements.

              CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying consolidated financial statements of Consolidated Freightways, Inc. and subsidiaries (the Company) have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements included in the Company's 1995 Annual Report to Shareholders.

    There have been no significant changes in the accounting policies of the Company. There were no significant changes in the Company's commitments and contingencies as previously described in the 1995 Annual Report to Shareholders and related annual report to the Securities and Exchange Commission on Form 10-K.

2. The Company and its subsidiaries are defendants in various lawsuits incidental to their businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material adverse effect on the Company's consolidated financial position or results of operations.



              CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's first quarter revenues increased 2% from the same quarter in the prior year with growth at Con-Way Transportation Services (CTS) and Emery Worldwide partially offset by lower revenues at CF MotorFreight
(CFMF). Revenues at CFMF remain depressed following the fourth quarter, 1995 implementation of changes to its freight flow system that disrupted operations. CTS continued to benefit from its regional expansion while Emery benefited from growth in both its domestic and international operations. All three business units were affected by the harsh winter storms.

Operating income declined 79.5% from the same quarter last year as a result of continued operating losses at CFMF and lower operating income at CTS and Emery. Increases in diesel and jet fuel prices adversely impacted operating results at all three units. CFMF operating results were also adversely affected by lowered productivity and under-utilization of capacity following the implementation of changes to its freight flow system described below.

Other expense, net increased from the first quarter of 1995 due to increased interest expense from the $100 million 10-year notes issued in June 1995 and increased short-term bank borrowings.

Preferred stock dividends decreased as a result of the conversion of Series C preferred stock to common stock in March of last year.

Significant variations in segment revenues and operating income are as follows.

CF MOTORFREIGHT

CFMF first quarter revenues were down 5.8% from the comparable quarter in 1995 on a total tonnage decline of 9.6%. Less-than-truckload (LTL) tonnage declined 8.7%. Partially mitigating the impact of the tonnage decline was an increase in revenues from the operations of Menlo Logistics, which are combined with CFMF for reporting purposes, and a partial retention of the January 1, 1996 rate increase. Business levels at CFMF were adversely affected by the October 1995 implementation of a freight flow improvement plan called the Business Accelerator System (BAS). Implementation of BAS disrupted freight service, resulting in customers withholding business from CFMF. During 1996 CFMF's average transit time improved nearly a full day from that prior to the implementation of BAS. The Company believes that this improved service has contributed to a gradual increase in business levels throughout the first quarter.

The operating loss for the quarter of $21.2 million represents a $31.3 million decline from the $10.1 million operating profit in the prior year quarter. The operating loss is attributable to lower than expected system utilization and productivity. The winter storms and increased fuel prices also contributed to the operating loss. Management believes that its efforts to restore business levels and system productivity contributed to reduced operating losses each month of this quarter. Included in CFMF quarterly operating results are the combined operating income of its Canadian subsidiaries and Menlo Logistics of $3.6 million and $3.2 million for first quarter 1996 and 1995, respectively.

The implementation of BAS has improved on-time performance and reduced average transit times. Management efforts to increase productivity in dock and city pickup and delivery operations have yielded improvements.
However, in the short-term, management expects to continue to incur additional losses as system utilization remains below expected levels and due to an approximate 3.5% contractual wage and benefit increase, effective April 1, 1996. Accordingly, management efforts are focused on regaining customer confidence and restoring business levels lost during the implementation of BAS.

CON-WAY TRANSPORTATION SERVICES

CTS first quarter revenues increased 9.8% on a total tonnage increase of 4.5% from the comparable period in 1995. LTL tonnage increased 6.3% from the first quarter of 1995. The revenue increase reflects the benefits of CTS's geographic expansion and growth of its inter-regional business. CTS was adversely affected by the winter storms and floods and the discounting by competitors in the regional and inter-regional LTL markets.

Operating income declined 29.3% compared with the first quarter of 1995 due to higher fuel prices and costs associated with winter storms. Also adversely affecting the first quarter of 1996 was under-utilization of system capacity in new geographic regions and in inter-regional business.

Management will seek to improve operating margins by directing efforts toward replacing unprofitable business with business that earns a higher yield and improving system utilization in new markets with aggressive marketing programs emphasizing a full complement of service offerings. However, discounting is expected to continue industry wide into the foreseeable future.

EMERY WORLDWIDE

Emery's first quarter revenues increased 8.2% over the comparable period last year. Domestic revenues increased 6.7% on a tonnage gain of 10.4% despite the strike at General Motors, a major Emery customer. International revenues increased 9.5% on tonnage growth of 11.9% indicating softness in the international market compared to the first quarter of 1995 when tonnage increased 37.2%. The largest deteriorations in international revenues were from imports into the US from Japan and Southeast Asia and in inter-European business.

Operating income was down 12% due to declining rates of nearly 3% from the same quarter last year. Higher fuel charges and costs associated with the winter storms also lowered operating income. The elimination of excise taxes in the first quarter of 1996 essentially offset the costs of the harsh weather.

Emery's management is focused on expanding its share of the export freight markets and on expanding market share in international and domestic markets, with a broad assortment of service offerings. Furthermore, management will seek to improve yields on low margin and unprofitable business and reduce costs, system wide.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company had $110.9 million in cash and cash equivalents. Net cash flow from operations during the first three months of 1996 of $59.0 million was primarily the result of depreciation and amortization and a reduction in customer receivables. Capital expenditures for the three months ended March 31, 1996, were $68.1 million, an increase of $11.6 million over the same period in 1995. Debt repayment and preferred dividend requirements during the quarter were $5.3 million. The Company borrowed $40 million under various bank lines to finance its obligations. The Company intends to fund the remaining capital expenditure requirements for the year with cash from operations supplemented by financing arrangements.

At March 31, 1996, $116.7 million of letters of credit were outstanding under the Company's $300 million unsecured credit facility. In addition, $78.3 million of letters of credit were outstanding and secured with Emery receivables under the $100 million Emery receivables sale facility. Also at March 31, 1996, $40.4 million of letters of credit were outstanding under several unsecured letter of credit facilities. Under the above facilities and other offered lines of credit, the Company has $180 million available for additional borrowings and letter of credit needs.

OTHER

The Company's operations necessitate the storage of fuel in underground tanks as well as the disposal of substances regulated by various federal and state laws. The Company adheres to a stringent site-by-site tank testing and maintenance program performed by qualified independent parties to protect the environment and comply with regulations. Where clean-up is necessary, the Company takes appropriate action.

Certain statements included herein constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties. In that regard, the following factors, among others, could cause actual results and other matters to differ materially from those in such statements: changes in general business and economic conditions; increasing domestic and international competition and pricing pressure; changes in fuel prices; uncertainty regarding the Company's ability to improve results of operations through, among other things, implementation of BAS at CFMF; labor matters, including changes in labor costs, renegotiation of labor contracts and the risk of work stoppages or strikes; changes in governmental regulation; and environmental and tax matters. As a result of the foregoing, no assurance can be given as to future results of operations or financial condition.


                        PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

As previously reported, the Company has been designated a Potentially Responsible Party by the Environmental Protection Agency with respect to the disposal of hazardous substances at various sites. The Company expects its share of the total cleanup costs of all sites will not have a material adverse effect on its consolidated financial position or results of
operations.   Certain legal matters are discussed in Note 2 in the Notes to
Consolidated Financial Statements in Part I of this form.


ITEM 4.  Submission of Matter to a Vote of Security Holders

     At the Annual Shareholders Meeting held April 29, 1996 the following proposals were presented with the indicated voting results:

     For the purpose of electing members of the Board of Directors, the votes representing shares of Common and Preferred stock were cast as follows:

               Nominee                 For             Withheld
          Donald E. Moffitt        42,121,969          444,093
          Ronald E. Poelman        42,065,026          501,036
          Robert D. Rogers         42,143,607          422,455
          William D. Walsh         42,130,058          436,004

  The following directors did not stand for election and continued in office as a director after the Annual Shareholders Meeting: Robert Alpert, Richard A. Clarke, Earl F. Cheit, G. Robert Evans, Margaret G. Gill, Robert Jaunich II, Richard B. Madden, and Robert P. Wayman.

     The appointment of Arthur Andersen LLP as independent public accountants for the year 1996 was approved by the following vote: For 42,089,174; Against 229,663; Abstaining 247,225.

     The stockholder proposal to declassify the Board of Directors for the purpose of Director elections was defeated by the following votes: For 14,972,429; Against 21,762,242; Abstaining 1,066,323; Broker non-votes
4,765,068.



ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

          (10.1) Consolidated Freightways, Inc. Executive Incentive Plan for 1996.

          (10.2) Leland James Service Corporation - CFI Executive
                   Incentive Plan for 1996.

          (10.3) CF MotorFreight Executive Incentive Plan for 1996.

          (10.4) Con-Way Transportation Services, Inc. Incentive Plan for
                   1996.

          (10.5) Emery Worldwide Incentive Plan for 1996.

          (11)   Computation of Per Share Earnings

          (12)   Computation of Ratios of Earnings to Fixed Charges

          (27)   Financial Data Schedule

      (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended
            March 31, 1996.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company (Registrant) has duly caused this Form 10-Q Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Consolidated Freightways, Inc.
                                (Registrant)


May 14, 1996                              /s/Gregory L. Quesnel
                                          Gregory L. Quesnel
                                          Executive Vice President and
                                            Chief Financial Officer


May 14, 1996                              /s/Gary D. Taliaferro
                                          Gary D. Taliaferro
                                          Vice President and Controller