Form 10-Q
period 1996-06-30
CONSOLIDATED FREIGHTWAYS INC
filed 1996-08-13
CIK 23675

PAGE 1



                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


         X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1996

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



            Number of shares of Common Stock, $.625 par value,
                outstanding as of July 31, 1996: 44,019,740



                                 PAGE 2

                      CONSOLIDATED FREIGHTWAYS, INC.
                                 FORM 10-Q
                        Quarter Ended June 30, 1996

___________________________________________________________________________
___________________________________________________________________________

                                   INDEX



PART I.  FINANCIAL INFORMATION                            Page

  Item 1.  Financial Statements

       Consolidated Balance Sheets -
         June 30, 1996 and December 31, 1995                 3

          Statements of Consolidated Income -
         Three and Six Months Ended
         June 30, 1996 and 1995                              5

       Statements of Consolidated Cash Flows -
            Six Months Ended June 30, 1996 and 1995          6

       Notes to Consolidated Financial Statements            7

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations    7


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                 11

  Item 6. Exhibits and Reports on Form 8-K                  11


  SIGNATURES                                                12
                                 PAGE 3

                       PART I. FINANCIAL INFORMATION
                       ITEM 1. Financial Statements

              CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS



                                             June 30,    December 31,
                                               1996          1995
                                               (Dollars in thousands)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                  $  123,064     $   86,345
  Trade accounts receivable, net of
    allowances                                  792,044        762,134
  Other accounts receivable                      33,111         53,784
  Operating supplies, at lower of average
    cost or market                               39,524         45,890
  Prepaid expenses                               82,628         69,374
  Deferred income taxes                         134,044        134,035
     Total Current Assets                     1,204,415      1,151,562

PROPERTY, PLANT AND EQUIPMENT, at cost
  Land                                          181,475        177,614
  Buildings and improvements                    582,898        562,760
  Revenue equipment                           1,109,522      1,073,505
  Other equipment and leasehold improvements    404,268        377,644
                                              2,278,163      2,191,523
  Accumulated depreciation and amortization  (1,146,027)    (1,115,538)
                                              1,132,136      1,075,985

OTHER ASSETS
  Restricted funds                               11,306         11,189
  Deposits and other assets                      98,808         88,573
  Unamortized aircraft maintenance, net         125,918        114,636
  Costs in excess of net assets of businesses
    acquired, net of accumulated amortization   303,585        308,141
                                                539,617        522,539

TOTAL ASSETS                                 $2,876,168     $2,750,086



          The accompanying notes are an integral part of these statements.

                                 PAGE 4

              CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                              June 30,      December 31,
                                                1996           1995
                                             (Dollars in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                           $  287,216     $  269,203
  Accrued liabilities                           494,139        474,028
  Accrued claims costs                          163,350        150,643
  Current maturities of long-term debt and
    capital leases                                3,216          2,412
  Short-term borrowings                         122,000         50,000
  Federal and other income taxes                  6,586         12,938
     Total Current Liabilities                1,076,507        959,224

LONG-TERM LIABILITIES
  Long-term debt and guarantees                 381,419        384,545
  Long-term obligations under capital leases    110,931        110,965
  Accrued claims costs                          162,117        166,442
  Employee benefits                             246,515        236,131
  Other liabilities and deferred credits         96,596         93,685
  Deferred income taxes                          78,090         76,734
     Total Liabilities                        2,152,175      2,027,726

SHAREHOLDERS' EQUITY
  Preferred stock, no par value; authorized
   5,000,000 shares:
     Series B, 8.5% cumulative, convertible,
      $.01 stated value; designated
      1,100,000 shares; issued 946,301 and
      954,412 shares, respectively                    9             10
  Additional paid-in capital, preferred stock   143,923        145,156
  Deferred TASP compensation                   (111,899)      (114,896)
     Total Preferred Shareholders' Equity        32,033         30,270

  Common stock, $.625 par value; authorized
     100,000,000 shares; issued 51,512,452
     and 51,451,490 shares, respectively         32,196         32,157
  Additional paid-in capital, common stock      240,602        239,696
  Cumulative translation adjustment                (760)        (2,028)
  Retained earnings                             604,820        608,399
  Cost of repurchased common stock
     (7,499,035 and 7,549,174 shares,
     respectively)                             (184,898)      (186,134)
       Total Common Shareholders' Equity        691,960        692,090
     Total Shareholders' Equity                 723,993        722,360
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $2,876,168     $2,750,086


      The accompanying notes are an integral part of these statements.

                      PAGE 5

  CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
         STATEMENTS OF CONSOLIDATED INCOME
  (Dollars in thousands except per share amounts)


                                                          Three Months Ended                 Six Months Ended
                                                              June 30                              June 30
                                                        1996              1995              1996            1995
REVENUES
  CF MotorFreight                                $   608,149       $     599,092      $  1,181,583      $  1,207,517
  Con-Way Transportation Services                    316,653             288,122           618,494           563,012
  Emery Worldwide                                    476,329             433,372           922,928           846,144
                                                   1,401,131           1,320,586         2,723,005         2,616,673

COSTS AND EXPENSES
  CF MotorFreight
    Operating Expenses                               538,089             519,416         1,054,520         1,041,695
    Selling and Administrative Expenses               63,516              60,809           125,273           120,141
    Depreciation                                      16,209              16,539            32,682            33,230
                                                     617,814             596,764         1,212,475         1,195,066
  Con-Way Transportation Services
    Operating Expenses                               233,433             216,338           463,485           419,878
    Selling and Administrative Expenses               40,668              33,841            80,719            67,060
    Depreciation                                      12,547               9,705            23,901            18,988
                                                     286,648             259,884           568,105           505,926
  Emery Worldwide
    Operating Expenses                               383,698             353,459           749,401           692,634
    Selling and Administrative Expenses               66,174              55,548           128,022           109,486
    Depreciation                                       7,807               6,711            15,355            13,308
                                                     457,679             415,718           892,778           815,428
                                                   1,362,141           1,272,366         2,673,358         2,516,420
OPERATING INCOME  (LOSS)
  CF MotorFreight                                     (9,665)              2,328           (30,892)           12,451
  Con-Way Transportation Services                     30,005              28,238            50,389            57,086
  Emery Worldwide                                     18,650              17,654            30,150            30,716
                                                      38,990              48,220            49,647           100,253
OTHER INCOME (EXPENSE)
  Investment income                                      145                 397               223               522
  Interest expense                                   (10,086)             (8,217)          (19,990)          (15,418)
  Miscellaneous, net                                    (598)                762              (886)              556
                                                     (10,539)             (7,058)          (20,653)          (14,340)

Income Before Income Taxes                            28,451              41,162            28,994            85,913
Income Taxes                                          14,795              18,935            15,058            39,520
Net Income                                            13,656              22,227            13,936            46,393

Preferred Stock Dividends                              2,183               2,141             4,317             6,465

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS      $    11,473       $      20,086      $      9,619      $     39,928


Primary average shares outstanding (1)            44,876,168          44,390,346        44,898,563        44,276,122

PRIMARY EARNINGS PER SHARE                       $      0.26       $        0.45      $       0.21      $       0.95

FULLY DILUTED EARNINGS PER SHARE                 $      0.24       $        0.42      $       0.21      $       0.89

(1)  Includes the dilutive effect of stock options.


 The accompanying notes are an integral part of these statements.

              CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                 Six Months Ended
                                                     June 30,
                                                1996          1995
                                              (Dollars in thousands)

CASH AND CASH EQUIVALENTS,
         BEGINNING OF PERIOD                  $  86,345      $  95,711

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                     13,936         46,393
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization                77,854         71,039
    Increase in deferred income taxes             1,853          4,275
    Gains from property disposals, net           (1,226)          (821)
  Changes in assets and liabilities:
    Receivables                                  (9,237)       (43,856)
    Prepaid expenses                            (13,254)       (15,703)
    Accounts payable                             18,013         12,963
    Accrued claims costs                          8,382             64
    Income taxes                                 (6,352)         5,700
    Incentive compensation                        1,338        (25,093)
    Accrued liabilities and other                13,995         16,118
  Net Cash Provided by Operating Activities     105,302         71,079

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                         (129,785)      (162,475)
  Proceeds from sales of property                 5,576          4,347
  Net Cash Used by Investing Activities        (124,209)      (158,128)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt           --         98,890
  Repayment of long-term debt and capital
   lease obligations                              (2,356)       (1,884)
  Net borrowings under revolving lines of credit  72,000         8,000
  Proceeds from issuance of common stock             948         2,402
  Payments of common dividends                    (8,796)       (7,982)
  Payments of preferred dividends                 (6,170)       (8,431)
  Net Cash Provided by Financing Activities       55,626        90,995

Increase in Cash and Cash Equivalents             36,719         3,946

CASH AND CASH EQUIVALENTS, END OF PERIOD       $ 123,064     $  99,657

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



              CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company's second quarter and six months revenues increased 6.1% and 4.1%, respectively, compared with the same periods in the prior year. Second quarter revenues increased at all three operating units while the six-month revenue increase came from Con-Way Transportation Services (Con-
Way) and Emery Worldwide which offset slightly lower six month revenues at CF MotorFreight (CFMF). Much of the first half revenue increase came from a late second quarter surge of business as the first quarter of 1996 yielded only a marginal improvement over the prior year.

Operating income for the second quarter was down 19.1% from the prior year while the six-month operating income was down 50.5%. Operating income for the second quarter was up at both Con-Way and Emery. CFMF had an operating loss for both the quarter and six months ended June 30, 1996 compared to operating income in the same periods in the prior year. Despite the decline in operating income compared to the prior year, second quarter operating income increased $28.3 million from the first quarter of 1996 reflecting reduced operating losses at CFMF and an improved business environment.

Other expense, net increased for the second quarter and first half of the year compared to the same periods in the prior year due primarily to increased interest expense on additional borrowings under the Company's unsecured credit facilities and on the $100 million 7.35% Notes issued in June of 1995.

The effective income tax rate for both the second quarter and first six months of 1996 increased to approximately 52% from 46% in the respective periods in the prior year as a result of a relatively higher proportion of non-deductible items to taxable income compared with the prior year.

Significant variations in segment revenues and operating income are as follows.


CF MOTORFREIGHT

CFMF second quarter revenues increased 1.5% from the prior year while six month revenues were down 2.2%. Tonnage for the quarter and six months was down 2.4% and 7.2%, respectively, with less-than-truckload (LTL) tonnage down .5% for the quarter and 4.4% for the six months compared to last year. Since the implementation of its freight flow improvement plan, Business Accelerator System (BAS), in the fourth quarter of 1995, much of the revenue improvement from the fourth quarter is a result of continued restoration of volumes by way of increased customer acceptance of the improved service. Also contributing to improved revenues for the quarter are increased revenues from the operations of Menlo Logistics which are combined with CFMF for reporting purposes.

The operating loss for the second quarter was $9.7 million compared to operating income of $2.3 million for the second quarter of 1995, but improved by $11.6 million compared to the first quarter of 1996. The first half of 1996 operating loss was $30.9 million compared to operating income of $12.5 million for the same period last year. Improved system utilization in the second quarter contributed to reduced operating losses compared with the previous two quarters. The losses in the second quarter were due in part to higher fuel costs of about $3 million and a 3.5% contractual labor wage and benefit increase beginning April 1, 1996. Included in operating results of CFMF is operating income from Canadian subsidiaries and Menlo Logistics totaling $5.9 million in the second quarter and $9.5 million in the six-month period compared with $3.2 million and $6.5 million in the respective periods in the prior year.

Since the implementation of BAS, management has steadily increased the system utilization with increased volumes and has reduced costs by increasing dock and city pickup and delivery productivity. Achieving improved results of operations is dependent on continuing the restoration of business levels lost during implementation of BAS to fully utilize the freight flow system and further improve productivity and cost controls throughout the operation. Management strategies are focused on achieving improved results of operations by improving customer confidence in BAS with superior service while continuing programs to reduce costs in the system.

CON-WAY TRANSPORTATION SERVICES

Con-Way second quarter revenues increased 9.9% compared with the same period in the prior year as did the revenues for the first half of 1996. Tonnage was up 8.7% in the quarter and 6.6% for the six-month period compared to the same periods in the prior year with LTL tonnage up 5.5% and 5.8% for the respective periods. Despite continued rate discounting by competitors attempting to capture market share, revenue improvements were almost equally attributable to both increased weight and higher rate levels compared with the prior year periods.

Operating income for the second quarter increased 6.3% from the prior year quarter while operating income in the six months ended June 30 was down 11.7%. The second quarter operating income improved in part by not
sacrificing rates to achieve greater tonnage growth.   Payroll and fuel
cost increases were more than offset by improved volumes, improved system utilization in new markets and other operating efficiencies. Fuel costs were up approximately $2 million and $3 million for the second quarter and first six months of 1996, respectively, compared to the prior year.

Con-Way management intends to continue with the strategies that yielded improvements during the second quarter of the year. These strategies include seeking to maintain pricing levels commensurate with Con-Way's superior service levels, aggressive marketing programs emphasizing a full complement of service offerings and continued emphasis on cost reductions.

EMERY WORLDWIDE

Emery second quarter revenues increased 9.9% from the prior year quarter and six-month revenues increased 9.1% over the prior year. Most of the revenue increase was caused by strong second quarter growth in domestic revenues while international revenues increased less year-to-year because of lower increases in US imports and volumes in Europe. The domestic and international weight increases for the quarter were 17.0% and 9.3%, respectively, and the domestic and international increases for the six months ended June 30 were 13.7% and 10.5%, respectively, in each case compared to the same periods in 1995. For both periods, rates were down about 3% compared to the corresponding 1995 periods.

Operating income for the second quarter increased 5.6% compared to the second quarter last year and six-month operating income declined 1.8% from the same period in the prior year. Operating income improved in the quarter because of increased revenues, reductions in airhaul and terminal costs and improved utilization of the freight system after a slow start in the first quarter. Both the quarter and six-month periods were adversely affected by higher fuel costs of $4.1 million and $8.0 million, respectively, which were offset by the absence of cargo excise taxes of about $4.0 million and $7.0 million, respectively.

Emery management continues to work toward improving revenue with expansions of service offerings that provide more time-definite and new express services, including an array of North American service offerings and new European and Asian services to meet customer demands. These enhancements include a new guaranteed 09:30 Service, Time-Definite Deferred Service and expanded regional hub network. Management is also continuing efforts to reduce international airhaul and agent costs as well as improve utilization of its domestic freight system, efforts that contributed to improved results in the second quarter of 1996. Although fuel costs began to decline in the second quarter and into July of 1996, management anticipates a reinstatement of the cargo excise tax in August that will offset some of the fuel cost savings.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had $123.1 million in cash and cash equivalents. Net cash flow from operations during the first half of 1996 of $105.3 million was primarily the result of income from operations and depreciation and amortization. Capital expenditures for the six months ended June 30, 1996, were $129.8 million, a decrease of $32.7 million from the same period in 1995. Debt repayment and preferred dividend requirements during the first half of 1996 were $8.5 million. The Company borrowed
$72.0 million under various bank lines to finance its obligations bringing the total borrowings under unsecured lines of credit to $122.0 million.
The Company intends to fund the remaining capital expenditure requirements for the year with cash from operations supplemented by financing arrangements.

At June 30, 1996, $113.9 million of letters of credit were outstanding under the Company's $300 million unsecured credit facility. In addition, $77.6 million of letters of credit were outstanding and secured with Emery receivables under the $100 million Emery receivables sale facility. Also at June 30, 1996, $40.4 million of letters of credit were outstanding under several unsecured letter of credit facilities. Under the above facilities and other offered lines of credit, the Company has $157.3 million available for additional borrowings and letter of credit needs.

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

Certain statements included herein constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties. In that regard, the following factors, among others, could cause actual results and other matters to differ materially from those in such statements: changes in general business and economic conditions; increasing domestic and international competition and pricing pressure; changes in fuel prices; uncertainty regarding the Company's ability to improve results of operations through, among other things, implementation of BAS at CFMF;

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


ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

          (10)   Material Contracts

            10.1   Consolidated Freightways, Inc. Special Bonus Plan for 1996.

          (11)   Computation of Per Share Earnings

          (12)   Computation of Ratios of Earnings to Fixed Charges

          (27)   Financial Data Schedule

      (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended
            June 30, 1996.

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


                                          Consolidated Freightways, Inc.
                                          (Registrant)


August 12, 1996                           /s/Gregory L. Quesnel
                                          Gregory L. Quesnel
                                          Executive Vice President and
                                          Chief Financial Officer


August 12, 1996                           /s/Gary D. Taliaferro
                                          Gary D. Taliaferro
                                          Vice President and Controller