Form 10-Q
period 1996-09-30
CONSOLIDATED FREIGHTWAYS INC
filed 1996-11-14
CIK 23675

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


         X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

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



            Number of shares of Common Stock, $.625 par value,
             outstanding as of October 31, 1996: 44,037,941

                      CONSOLIDATED FREIGHTWAYS, INC.
                                 FORM 10-Q
                      Quarter Ended September 30, 1996

___________________________________________________________________________

___________________________________________________________________________


                                   INDEX



PART I.  FINANCIAL INFORMATION                            Page

  Item 1.  Financial Statements

       Consolidated Balance Sheets -
         September 30, 1996 and December 31, 1995            3

          Statements of Consolidated Income -
         Three and Nine Months Ended
         September 30, 1996 and 1995                         5

       Statements of Consolidated Cash Flows -
            Nine Months Ended September 30, 1996 and 1995    6

       Notes to Consolidated Financial Statements            7

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations  10


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                 14

  Item 5. Other Information                                 14

  Item 6. Exhibits and Reports on Form 8-K                  14


  SIGNATURES                                                16

                       PART I. FINANCIAL INFORMATION
                       ITEM 1. Financial Statements

              CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS



                                           September 30,   December 31,
                                              1996            1995
                                               (Dollars in thousands)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                  $  114,409     $   86,345
  Trade accounts receivable, net of
    allowances                                  840,823        762,134
  Other receivables                              49,308         53,784
  Operating supplies, at lower of average
    cost or market                               50,539         45,890
  Prepaid expenses                               73,269         69,374
  Deferred income taxes                         134,248        134,035
     Total Current Assets                     1,262,596      1,151,562

PROPERTY, PLANT AND EQUIPMENT, at cost
  Land                                          181,427        177,614
  Buildings and improvements                    596,697        562,760
  Revenue equipment                           1,134,973      1,073,505
  Other equipment and leasehold improvements    411,434        377,644
                                              2,324,531      2,191,523
  Accumulated depreciation and amortization  (1,174,285)    (1,115,538)
                                              1,150,246      1,075,985

OTHER ASSETS
  Restricted funds                               14,232         11,189
  Deposits and other assets                     104,225         88,573
  Unamortized aircraft maintenance, net         122,417        114,636
  Costs in excess of net assets of businesses
    acquired, net of accumulated amortization   301,122        308,141
                                                541,996        522,539

TOTAL ASSETS                                 $2,954,838     $2,750,086



          The accompanying notes are an integral part of these statements.

              CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                            September 30,   December 31,
                                               1996            1995
                                             (Dollars in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                           $  281,791     $  269,203
  Accrued liabilities                           530,586        474,028
  Accrued claims costs                          162,516        150,643
  Current maturities of long-term debt and
    capital leases                                3,208          2,412
  Short-term borrowings                         150,000         50,000
  Federal and other income taxes                 12,218         12,938
     Total Current Liabilities                1,140,319        959,224

LONG-TERM LIABILITIES
  Long-term debt and guarantees                 381,425        384,545
  Long-term obligations under capital leases    110,914        110,965
  Accrued claims costs                          165,086        166,442
  Employee benefits                             226,520        236,131
  Other liabilities and deferred credits        111,692         93,685
  Deferred income taxes                          80,630         76,734
     Total Liabilities                        2,216,586      2,027,726

SHAREHOLDERS' EQUITY
  Preferred stock, no par value; authorized
   5,000,000 shares:
     Series B, 8.5% cumulative, convertible,
      $.01 stated value; designated
      1,100,000 shares; issued 943,794 and
      954,412 shares, respectively                    9             10
  Additional paid-in capital, preferred stock   143,542        145,156
  Deferred TASP compensation                   (110,298)      (114,896)
     Total Preferred Shareholders' Equity        33,253         30,270

  Common stock, $.625 par value; authorized
     100,000,000 shares; issued 51,512,452
     and 51,451,490 shares, respectively         32,196         32,157
  Additional paid-in capital, common stock      240,536        239,696
  Cumulative translation adjustment              (1,411)        (2,028)
  Retained earnings                             618,129        608,399
  Cost of repurchased common stock
     (7,480,893 and 7,549,174 shares,
     respectively)                             (184,451)      (186,134)
       Total Common Shareholders' Equity        704,999        692,090
     Total Shareholders' Equity                 738,252        722,360
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $2,954,838     $2,750,086


      The accompanying notes are an integral part of these statements.




                                                             PAGE 5


                                       CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
                                           STATEMENTS OF CONSOLIDATED INCOME
                                      (Dollars in thousands except per share amounts)


                                                         Three Months Ended                Nine Months Ended
                                                             September 30                     September 30
                                                        1996              1995           1996             1995
REVENUES
  CF MotorFreight                                $     644,956    $     593,710     $  1,826,539     $  1,801,227
  Con-Way Transportation Services                      331,090          294,751          949,584          857,763
  Emery Worldwide                                      497,860          434,318        1,420,788        1,280,462
                                                     1,473,906        1,322,779        4,196,911        3,939,452

COSTS AND EXPENSES
  CF MotorFreight
    Operating Expenses                                 562,538          523,770        1,617,058        1,565,465
    Selling and Administrative Expenses                 65,365           58,661          190,638          178,802
    Depreciation                                        15,653           16,899           48,335           50,129
                                                       643,556          599,330        1,856,031        1,794,396
  Con-Way Transportation Services
    Operating Expenses                                 245,261          227,916          708,746          647,794
    Selling and Administrative Expenses                 43,056           33,207          123,775          100,267
    Depreciation                                        13,588           10,500           37,489           29,488
                                                       301,905          271,623          870,010          777,549
  Emery Worldwide
    Operating Expenses                                 399,529          349,745        1,148,930        1,042,379
    Selling and Administrative Expenses                 68,788           57,898          196,810          167,384
    Depreciation                                         8,013            6,939           23,368           20,247
                                                       476,330          414,582        1,369,108        1,230,010
                                                     1,421,791        1,285,535        4,095,149        3,801,955
OPERATING INCOME  (LOSS)
  CF MotorFreight                                        1,400           (5,620)         (29,492)           6,831
  Con-Way Transportation Services                       29,185           23,128           79,574           80,214
  Emery Worldwide                                       21,530           19,736           51,680           50,452
                                                        52,115           37,244          101,762          137,497
OTHER INCOME (EXPENSE)
  Investment income                                         43              158              266              680
  Interest expense                                     (10,134)          (9,342)         (30,124)         (24,760)
  Miscellaneous, net                                      (661)           1,443           (1,547)           1,999
                                                       (10,752)          (7,741)         (31,405)         (22,081)

Income Before Income Taxes                              41,363           29,503           70,357          115,416
Income Taxes                                            21,509           13,988           36,567           53,508
Net Income                                              19,854           15,515           33,790           61,908

Preferred Stock Dividends                                2,141            2,155            6,458            8,620

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS      $      17,713    $      13,360     $     27,332     $     53,288


Primary average shares outstanding (1)              44,659,341       44,561,758       44,846,589       44,362,108

PRIMARY EARNINGS PER SHARE                       $        0.40    $        0.30     $       0.61     $       1.25

FULLY DILUTED EARNINGS PER SHARE                 $        0.37    $        0.28     $       0.59     $       1.17

(1)  Includes the dilutive effect of stock options.


                                 The accompanying notes are an integral part of these statements.


              CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                     Nine Months Ended
                                                       September 30,
                                                     1996        1995
                                                   (Dollars in thousands)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  $  86,345      $  95,711

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       33,790         61,908
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization                 119,027        108,963
    Increase in deferred income taxes               3,683          5,218
    Gains from property disposals, net             (3,395)        (2,423)
  Changes in assets and liabilities:
    Receivables                                   (74,213)      (133,795)
    Prepaid expenses                               (3,895)        (6,205)
    Accounts payable                               12,588         19,940
    Accrued claims costs                           10,517          3,229
    Income taxes                                     (720)         5,190
    Accrued liabilities                            56,558         29,074
    Other                                         (29,845)       (31,432)
  Net Cash Provided by Operating Activities       124,095         59,667

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                           (183,186)      (219,340)
  Proceeds from sales of property                  11,011          8,704
  Net Cash Used by Investing Activities          (172,175)      (210,636)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt             --         98,890
  Repayment of long-term debt and capital
   lease obligations                               (2,375)          (942)
  Net borrowings under revolving lines of credit  100,000         80,000
  Proceeds from issuance of common stock              947          3,126
  Payments of common dividends                    (13,199)       (12,332)
  Payments of preferred dividends                  (9,229)       (11,529)
  Net Cash Provided by Financing Activities        76,144        157,213

Increase in Cash and Cash Equivalents              28,064          6,244

CASH AND CASH EQUIVALENTS, END OF PERIOD        $ 114,409      $ 101,955

      The accompanying notes are an integral part of these statements.

              CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

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

2.  Dispositions

     On August 26, 1996, the Company's Board of Directors approved proceeding with the distribution to the Company's shareholders of its long-haul trucking business, subject to certain customary conditions (the Distribution). Consummation of the Distribution would create two separate, publicly traded companies, each offering a variety of premium freight transportation services. On November 7, 1996, the Company's Board of Directors approved the Distribution effective December 2, 1996, to holders of record of the Company's common stock at the close of business on November 15, 1996. Pursuant to the Board's approval, the Company will distribute all of the outstanding capital stock of its newly created wholly-owned subsidiary, Consolidated Freightways Corporation (CFC), which consists of Consolidated Freightways Corporation of Delaware and its nationwide long-haul motor carrier CF MotorFreight (CFMF) and its Canadian operations, including Canadian Freightways, Ltd., Epic Express, Milne & Craighead, Canadian Sufferance Warehouses and other related businesses as well as the Leland James Service Corporation (LJSC), an administrative service provider.

     In connection with the Distribution, the Company will seek shareholder approval to change its name to CNF Transportation, Inc. (CNF) at its next annual meeting of shareholders. CNF will consist of Emery Worldwide, the international air and ocean freight carrier; Con-Way Transportation Services, including its three regional less-than-truckload carriers and Con-Way Truckload Services; Menlo Logistics, a third-party logistics management firm; Road Systems, a trailer manufacturer; and VantageParts, a retail distributor of truck parts and supplies.

     The historical consolidated financial statements of the Company include the results of operations and financial position of the businesses which will constitute CFC. The unaudited pro forma condensed consolidated income statements for each of the three quarters and the nine months ended September 30, 1996, and each of the four quarters and for the year ended December 31, 1995, have been prepared assuming the Distribution occurred as of January 1, 1996 and 1995, respectively. The unaudited pro forma condensed consolidated income statements represent the pro forma results of continuing operations only and are based upon available information and upon certain assumptions that the Company believes are reasonable. This pro forma data does not purport to be indicative of the consolidated results of operations that would have occurred had the Distribution occurred on the dates indicated, or which may be attained in the future. Adjustments made to the pro forma data (which adjustments are discussed in greater detail in exhibit 99 included herein) primarily include the addback of intercompany revenue and expense between Menlo Logistics, Road Systems and VantageParts with CFCD which were previously eliminated; the elimination of intercompany interest income from interest formerly charged on advances payable by CFCD to the Company and the tax effects of these adjustments. In connection with the Distribution, the Company anticipates incurring costs directly related to the disposition that will be reported as loss on disposal of discontinued operations in the consolidated statement of income in the fourth quarter of 1996. The following unaudited pro forma condensed consolidated statements of income should be read in conjunction with, and are qualified in their entirety by reference to, the pro forma condensed consolidated financial statements (including notes thereto) included as exhibit 99 herein.

Unaudited Pro Forma Condensed Consolidated Statements of Income
Continuing Operations of the Company
(In millions, except per share data)

                                                                Nine
                                                               Months
                                  _______Three Months Ended___  Ended

                                  Mar 31,  June 30,  Sept 30,  Sept 30,
                                  1996      1996      1996      1996
REVENUES
Con-Way Transportation Services  $301.8    $316.7    $331.1  $  949.6
Emery Worldwide                   446.6     476.3     497.9   1,420.8
Other                              99.4     101.4     106.8     307.6
                                 $847.8    $894.4    $935.8  $2,678.0
OPERATING INCOME
Con-Way Transportation Services  $ 20.4    $ 30.0    $ 29.2  $   79.6
Emery Worldwide                    11.5      18.7      21.5      51.7
Other                               3.5       4.1       3.8      11.4
                                   35.4      52.8      54.5     142.7
OTHER INCOME (EXPENSE)
Investment income                     -        .1         -        .1
Interest expense                   (9.7)     (9.9)     (9.9)    (29.5)
Miscellaneous, net                   .1      (1.6)     (2.4)     (3.9)
                                   (9.6)    (11.4)    (12.3)    (33.3)

Income before income taxes         25.8      41.4      42.2     109.4
Income taxes                       11.4      18.3      18.8      48.5
Net Income                         14.4      23.1      23.4      60.9

Preferred Stock Dividends           2.1       2.2       2.2       6.5
Net income available to
  common shareholders            $ 12.3    $ 20.9    $ 21.2  $   54.4


Primary earnings per share       $ 0.28    $ 0.46    $ 0.47  $   1.20
Fully diluted earnings
  per share                      $ 0.26    $ 0.43    $ 0.44  $   1.12

                                                                  Year
                              _______ Three Months Ended _____    Ended
                              Mar 31, June 30, Sept 30, Dec 31,   Dec 31,
                              1995     1995     1995    1995      1995
REVENUES
Con-Way Transportation
  Services                   $274.9   $288.1   $294.8  $294.4  $1,152.2
Emery Worldwide               412.8    433.4    434.3   485.8   1,766.3
Other                          88.2     83.3    107.5    92.6     371.6
                             $775.9   $804.8   $836.6  $872.8  $3,290.1
OPERATING INCOME
Con-Way Transportation
  Services                   $ 28.8   $ 28.2   $ 23.2  $ 16.4  $   96.6
Emery Worldwide                13.1     17.7     19.6    31.3      81.7
Other                           3.7      1.7      2.5     1.0       8.9
                               45.6     47.6     45.3    48.7     187.2
OTHER INCOME (EXPENSE)
Investment income                 -       .3      (.2)      -        .1
Interest expense               (6.5)    (8.5)    (9.1)   (9.3)    (33.4)
Miscellaneous, net              (.4)     1.2       .2    (1.5)      (.5)
                               (6.9)    (7.0)    (9.1)  (10.8)    (33.8)

Income before income taxes     38.7     40.6     36.2    37.9     153.4
Income taxes                   16.9     17.7     15.8    16.5      66.9
Net Income                     21.8     22.9     20.4    21.4      86.5
Preferred Stock Dividends       4.3      2.1      2.2     2.2      10.8
Net income available to
  common shareholders        $ 17.5   $ 20.8   $ 18.2  $ 19.2  $   75.7

Primary earnings per share   $ 0.44   $ 0.46   $ 0.41  $ 0.43  $   1.74
Fully diluted earnings
  per share                  $ 0.41   $ 0.43   $ 0.38  $ 0.40  $   1.62

3.  Contingencies

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

              CONSOLIDATED FREIGHTWAYS, INC. AND SUBSIDIARIES
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     On August 26, 1996, the Company's Board of Directors approved proceeding with the distribution to the Company's shareholders of its long-haul trucking business, subject to certain customary conditions (the Distribution). Consummation of the Distribution would create two separate, publicly traded companies, each offering a variety of premium freight transportation services. On November 7, 1996, the Company's Board of Directors approved the Distribution effective December 2, 1996, to holders of record of the Company's common stock at the close of business on November, 15, 1996. Pursuant to the Board's approval, the Company will distribute all of the outstanding capital stock of its newly created wholly-owned subsidiary, Consolidated Freightways Corporation (CFC), which consists of Consolidated Freightways Corporation of Delaware and its nationwide long-haul motor carrier CF MotorFreight (CFMF) and its Canadian operations, including Canadian Freightways, Ltd., Epic Express, Milne & Craighead, Canadian Sufferance Warehouses and other related businesses as well as the Leland James Service Corporation (LJSC), an administrative service provider.

     The CF MotorFreight segment, as historically presented and as presented herein, consisted primarily of Consolidated Freightways
Corporation of Delaware and subsidiaries, but also included Menlo Logistics and several small non-carrier operations that will be retained by the Company.


General

     Total Company revenues in the third quarter of 1996 increased 11.4% over the same quarter last year with revenue increases at all three of the Company's reported business segments. Revenues for the nine months ended September 30, 1996 were up 6.5% and also reflect increased revenues at all three segments. Each of the three business segments experienced a significant increase in revenue late in the second quarter and these levels generally continued throughout the third quarter.

     Operating income for the third quarter increased 39.9% and represents increased operating income at all three reported business segments over the same quarter last year. Con-Way and Emery posted strong gains over last year's third quarter following a decline in the year-to-year comparisons for the first half of 1996. The CFMF segment reported its first quarter of operating income since the implementation of its freight system reorganization (Business Accelerator System (BAS)) beginning in October 1995. Nine-month operating income was down 26.0% as a result of operating losses incurred by CFMF in the first half of this year and lower operating income for Con-Way and Emery in the first quarter of this year.

     Other expense, net increased in the third quarter compared to the third quarter last year due primarily to increased interest expense on additional borrowings under the Company's unsecured credit facilities and because of gains on sales of properties recognized in miscellaneous, net in the third quarter of the prior year. Other expense, net for the nine-month period increased compared with the same period in the prior year due primarily to increased interest expense on additional borrowings under the unsecured credit facilities and the $100 million 7.35% Notes issued in June of 1995.

     The effective income tax rate for the third quarter and nine months ended September 30, 1996, of approximately 52%, increased from the approximate rates of 47% and 46% for the third quarter and nine months in 1995, respectively, due to a relatively higher proportion of non-deductible items to taxable income compared with the prior year.

Significant variations in segment revenues and operating income are as follows:

CF MotorFreight

     CF MotorFreight revenues for the third quarter of 1996 increased 8.6% on a tonnage increase of 7.0%, while nine-month revenues increased 1.4% on a tonnage decline of 2.6%. The quarterly less-then-truckload (LTL) tonnage increased 7.6% over last year while the nine-month LTL tonnage was down
 .4%. The revenue improvements for the quarter and nine-months reflect increased acceptance of CFMF's improved service, a slow but gradual lessening of excess industry capacity, and some signs that pricing declines are stabilizing although prices are still below prior year levels. Contributing to increased revenues for the quarter and nine months are increased revenues from Menlo Logistics which is included with CFMF for reporting purposes.

     CFMF's quarterly operating income of $1.4 million is a $7.0 million improvement over a $5.6 million operating loss in the prior-year quarter. This represents CFMF's third consecutive quarterly improvement of operating results since the implementation of BAS in October 1995 and the first year-to-year improvement since then. The 1996 nine-month operating loss of $29.5 million is $36.3 million below the operating income in the same period in 1995 as a result of operating losses in the first-half of 1996 following implementation of BAS. Higher fuel prices contributed to the operating losses in the first six months of this year whereas third quarter fuel price increases were offset in part by fuel surcharges. The quarterly and nine-month operating results of 1996 include $5.5 million and $15.0 million of operating income, respectively, from Menlo Logistics and CFMF's Canadian subsidiaries compared with $4.2 million and $10.7 million, respectively, in the same periods last year.

     With revenues recovered to levels above the first nine months of the prior year, management will continue to focus on reducing expenses and improving customer service through increased productivity. Productivity improvements will continue to have two objectives: namely, improving the consistency of customer service, while managing expense levels. Management will seek to reduce expenses by improving load factor, reducing linehaul costs with efficient rail usage, reducing freight handling, and continued efforts to reduce other operating expenses.

Con-Way Transportation Services

     Con-Way revenues for the third quarter of 1996 were 12.3% above the same quarter last year and for the nine months ended September 30, 1996, were 10.7% above the same period last year. The improved revenues were primarily attributable to increased tonnage levels of 10.3% and 7.9% for the third quarter and nine-month period, respectively, with LTL tonnage up 7.9% and 6.6% for these same periods compared with the prior year. The revenue gains are also attributed to Con-Way's enhanced service offerings, modest economic expansion, and reduced discounting pressure from competitors.

     Operating income was up 26.2% for the quarter, but for the nine months of 1996 was slightly below last year's level. The third quarter's improvement was the result of improved revenue levels combined with the implementation of fuel surcharges late in the second quarter, successful cost control measures, and some restraint on industry-wide discounting. Increased fuel costs adversely impacted operating results for the first half of this year when no surcharge was in place and, combined with a weak first quarter due in part to weather related factors, caused 1996 nine-month operating income to be slightly below the prior year.

     Management believes the fuel surcharge should help to protect against expected winter fuel price increases. Going forward, efforts will be focused on continuing joint service product offerings and improved productivity in the operations to further constrain costs.

Emery Worldwide

     Third-quarter 1996 revenues for Emery increased 14.6% from the same quarter last year while nine-month revenues were up 11.0%. The increased revenue levels came from domestic tonnage increases of 20.1% in the third quarter and 15.9% in the nine months compared with the same periods last year. International growth also continued to be strong relative to international economic conditions with a quarterly tonnage increase of 10.7% and a nine-month tonnage improvement of 10.6% over the respective
periods in the prior year.   Although price deterioration was not as strong
in the third quarter compared with the nine-month period, pricing levels continued to be below those of last year.

     Emery's third-quarter 1996 operating income exceeded the same quarter last year by 9.1% while the nine-month improvement was 2.4% over the first nine months of the prior year. The operating results improved in both periods despite being adversely impacted by higher jet fuel costs and the reinstatement of the federal cargo excise tax on August 26, 1996.

     Management is seeking to increase revenues through improved customer service, new service offerings, and better system utilization. Some of the service offerings include, among others, the opening of the Emery Global Logistics warehouse at Emery's Dayton Hub, new and expanded agent locations in key international markets, and the expansion of Emery's global industry-specific groups. In response to cost increases of jet fuel, management announced a fuel index fee effective November 1, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Company had $114.4 million in cash and cash equivalents. Net cash flow from operations during the nine months ended September 30, 1996, of $124.1 million was primarily the result of income from operations and depreciation and amortization offset in part by increased accounts receivable levels. Included in other receivables at September 30, 1996, was approximately $21 million of reimbursement for aircraft maintenance performed in connection with certain aircraft lease agreements, compared with approximately $43 million at September 30, 1995, of refundable deposits on equipment to be financed through leasing agreements. Capital expenditures for the nine months ended September 30, 1996, were $183.2 million, a decrease of $36.2 million from the same period in 1995. Debt repayment and preferred dividend requirements during the nine months of 1996 were $11.6 million. During 1996, the Company increased its borrowings under various bank lines by $100 million, bringing total borrowings under these unsecured lines of credit to $150 million at September 30, 1996. The Company intends to fund the remaining capital expenditure requirements for 1996 with cash from operations supplemented by financing arrangements.

     At September 30, 1996, $136.5 million of letters of credit were outstanding under the Company's $300 million unsecured credit facility. In addition, $31.6 million of letters of credit were outstanding and secured with Emery trade receivables under the $35 million Emery receivables facility. The facility was reduced from $100 million to $35 million during the quarter, consistent with lower letter of credit requirements at Emery. Also at September 30, 1996, $24.1 million of letters of credit were outstanding under several unsecured letter of credit facilities. Under the above facilities and other offered lines of credit, the Company has $96.9 million available for additional borrowings and letter of credit needs.

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

     Certain statements included herein constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties. In that regard, the following factors, among others, could cause actual results and other matters to differ materially from those in such statements: changes in general business and economic conditions; increasing domestic and international competition and pricing pressure; changes in fuel prices; uncertainty regarding the Company's ability to improve results of operations; labor matters, including changes in labor costs, renegotiation of labor contracts and the risk of work stoppages or strikes; changes in governmental regulation; environmental and tax matters; and the effects of the anticipated spin-off of certain businesses as described herein. As a result of the foregoing, no assurance can be given as to future results of operations or financial condition.

                        PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

     As previously reported, the Company has received notices from the Environmental Protection Agency and others that it has been identified as a potentially responsible party (PRP) under the Comprehensive Response Compensation and Liability Act (CERCLA) or other Federal and state environmental statues at several hazardous waste sites. Under CERCLA, PRP's are jointly and severally liable for all site remediation and expenses. After investigating the Company's or its subsidiaries involvement in waste disposal and waste generation at such sites, the Company has either agreed to de minimis settlements or, based upon cost studies performed by independent third parties, believes its obligations with respect to such sites would not have a material adverse effect on the Company's financial position or results of operations. Certain legal matters are discussed in
Note 3 in the Notes to Consolidated Financial Statements in Part I of this form.

ITEM 5.      Other Information

     On November 7, 1996, the Company's Board of Directors set a record date of November 15, 1996, and a distribution date of December 2, 1996, for the spin-off transaction that will split the Company as described in Note 2 to the financial statements. All of the Company's shareholders of record on November 15, 1996, will receive one share of CFC stock for every two shares of the Company's common stock owned.

     As presented in Exhibit 99 to this Form 10-Q, the Unaudited Pro Forma Condensed Consolidated Balance Sheet as of September 30, 1996, has been prepared assuming the Distribution occurred as of that date. The Unaudited Pro Forma Condensed Consolidated Statements of Income for the nine months ended September 30, 1996 and year ended December 31, 1995, have been prepared assuming the spin-off and distribution occurred as of January 1, 1996 and 1995, respectively. The pro forma adjustments are based upon available information and upon certain assumptions that the Company and CFC believe are reasonable which are described in the Notes to the Unaudited Pro Forma Condensed Consolidated Financial Statements. These pro forma financial statements do not purport to be indicative of the consolidated results of operations or financial position that would have existed had the distribution of shares occurred on the dates indicated, or which may be attained in the future.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

          (11)   Computation of Per Share Earnings

          (12)   Computation of Ratios of Earnings to Fixed Charges

          (27)   Financial Data Schedule

          (99) Consolidated Freightways Inc., Pro Forma Condensed Consolidated Financial Information.
                   Pro Forma Condensed Consolidated Balance Sheet as of
                     September 30, 1996
                   Pro Forma Condensed Consolidated Statement of
                     Income for the Nine Months Ended September 30,
                     1996
                   Pro Forma Condensed Consolidated Statement of Income for
                     the Year Ended December 31, 1995


        (b) Reports on Form 8-K

     A Form 8-K, dated September 6, 1996, was filed under Item 5, Other Events, to report the anticipated spin-off of the Company's less-than-truckload subsidiary, Consolidated Freightways Corporation of Delaware and its subsidiaries. Included in the filing was Unaudited Pro Forma Condensed Consolidated Financial Information of Consolidated Freightways, Inc., including an Unaudited Pro Forma Condensed Consolidated Balance Sheet as of June 30, 1996, an Unaudited Pro Forma Condensed Consolidated Statement of Income for the Six Months Ended June 30, 1996 and an Unaudited Pro Forma Condensed Consolidated Statement of Income for the Year Ended December 31, 1995.

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


                                          Consolidated Freightways, Inc.
                                          (Registrant)


November 14, 1996                         /s/Gregory L. Quesnel
                                          Gregory L. Quesnel
                                          Executive Vice President and
                                          Chief Financial Officer


November 14, 1996                         /s/Gary D. Taliaferro
                                          Gary D. Taliaferro
                                          Vice President and Controller