Form 10-K
period 1996-12-31
CONSOLIDATED FREIGHTWAYS INC
filed 1997-03-27
CIK 23675

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996   Commission File Number 1-5046

                      CONSOLIDATED FREIGHTWAYS, INC.
                                    DBA
                          CNF TRANSPORTATION INC.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes ___X__    No ______

Aggregate market value of voting stock held by persons other than Directors, Officers and those shareholders holding more than 5% of the outstanding voting stock, based upon the closing price per share Composite Tape on January 31, 1996: $735,960,184.

               Number of shares of Common Stock outstanding
                    as of January 31, 1997: 45,001,442

                    DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV


Consolidated Freightways, Inc. 1996 Annual Report to Shareholders (only those portions referenced herein are incorporated in this Form 10-K).

Part III

Proxy Statement dated March 24, 1997 (only those portions referenced herein are incorporated in this Form 10-K).

                      CONSOLIDATED FREIGHTWAYS, INC.
                        DBA CNF TRANSPORTATION INC.
                                 FORM 10-K
                       Year Ended December 31, 1996

___________________________________________________________________________


                                   INDEX

    Item                                                              Page

                                  PART I

     1.     Business                                              3
     2.     Properties                                           11
     3.     Legal Proceedings                                    12
     4.     Submission of Matters to a Vote of Security Holders  12

                                  PART II

     5.     Market for the Company's Common Stock and
              Related Security Holder Matters                    12
     6.     Selected Financial Data                              12
     7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                 13
     8.     Financial Statements and Supplementary Data          13
     9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                 13

                                 PART III

     10.    Directors and Executive Officers of the Company      14
     11.    Executive Compensation                               15
     12.    Security Ownership of Certain Beneficial
             Owners and Management                               15
     13.    Certain Relationships and Related Transactions       15

                                  PART IV

     14.    Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                         15

     SIGNATURES                                                  16
     INDEX TO FINANCIAL INFORMATION                              19

                      CONSOLIDATED FREIGHTWAYS, INC.
                                    dba
                          CNF TRANSPORTATION INC.
                                 FORM 10-K
                       Year Ended December 31, 1996
___________________________________________________________________________


                                  PART I


ITEM 1.   BUSINESS

(a) General Development of Business

On December 2, 1996, Consolidated Freightways, Inc. (the Registrant) completed the previously announced tax-free distribution (the Spin-off) to its shareholders of a new publicly traded company, Consolidated Freightways Corporation (CFC), composed of its long-haul motor carrier and related businesses. The Registrant's shareholders received one share of CFC stock for every two shares of the Registrant's stock owned on November 15, 1996. Following the Spin-off, the Registrant began doing business as CNF Transportation Inc., and intends to seek shareholder approval to change its name at the annual shareholders meeting to be held April 28, 1997.

The Registrant is now a company that participates through subsidiaries in regional trucking, truckload and intermodal rail, domestic and international air cargo services, ocean forwarding, contract logistics and related transportation activities. These operations are organized into three primary business segments: regional trucking and full-service truckload (Con-Way Transportation Services); air freight and ocean forwarding (Emery Worldwide); and Other which is comprised of a third-party contract logistics company (Menlo Logistics), Road Systems, a trailer manufacturer, and VantageParts, a wholesale truck parts distributor. Consolidated Freightways, Inc. was incorporated in Delaware in 1958 as a successor to a business originally established in 1929. It is herein referred to as the "Registrant" or "Company".

(b) Financial Information About Industry Segments

The operations of the Company are primarily conducted in the U.S. but to an increasing extent are conducted in major foreign countries. An analysis by industry group of revenues, operating income, depreciation and capital expenditures for the years ended December 31, 1996, 1995 and 1994, and identifiable assets as of those dates is presented in Note 13 on pages 37 and 38 of the 1996 Annual Report to Shareholders and is incorporated herein by reference. Geographic group information is also presented therein. Intersegment revenues and earnings thereon have been eliminated.

(c) Narrative Description of Business

The Company, for reporting purposes, has designated three principal operating segments: the Con-Way Transportation Services Group which provides one- and two-day, less-than-truckload service as well as highway, rail and multi-modal logistics services; the Emery Worldwide Group which is responsible for all domestic and international air freight activities and ocean forwarding services; and the Other group which is comprised of the full-service contract logistics subsidiary, Menlo Logistics, Road Systems and VanatageParts. Each segment is described in greater detail as follows:

CON-WAY TRANSPORTATION SERVICES

Con-Way Transportation Services, Inc. (CTS) is a time-definite and day-definite freight transportation company with business units that provide regional and inter-regional LTL freight transportation; full-service truckload freight service and expedited shipping. CTS serves the regional and national markets utilizing a dedicated highway fleet and intermodal rail stack train resources for regional, inter-regional and transcontinental transportation; urgent or emergency ground expedited shipping; local and interstate container drayage and international shipping; assembly and distribution logistics programs. CTS has four main operating units consisting of three regional carriers as well as a truckload operation. Beginning in 1996, CTS began operations of Con-Way NOW, an expedited and emergency ground shipping company initially serving the Midwest.

Con-Way Regional Carriers

CTS has three regional motor carrier units, each of which operates dedicated regional trucking networks principally serving core geographic territories with next-day and second-day service. The regional carriers serve manufacturing, industrial, commercial and retail business-to-business customers with a fleet of approximately 23,500 trucks, tractors and trailers at December 31, 1996.

Con-Way Western Express (CWX) was founded in May 1983 and today operates in 13 western states and serves Canada and Mexico. At December 31, 1996, CWX operated 63 service centers.

Con-Way Central Express (CCX) was founded in June 1983 and today serves 23 states of the central and northeast U.S. (including New Jersey and metropolitan New York City), and Ontario, Canada. At December 31, 1996 CCX operated 205 service centers

Con-Way Southern Express was founded in April 1987 and was combined with CTS' south-western regional operation in December 1994 to form a single operating unit under the Con-Way Southern Express (CSE) name. CSE serves a 14-state southern market from Texas to the Carolinas and Florida, and also serves Puerto Rico and Mexico. CSE operated 100 service centers at December 31, 1996.

CTS has completed regional service expansions that allow the regional carriers to provide next-day and second-day freight delivery between their principal geographic regions, utilizing existing infrastructure. CTS can now provide full regional service throughout the U.S. and parts of Canada. The joint service offering is intended to generate additional business by allowing each regional carrier to compete for new traffic and provide coverage of regional market lanes not individually serviced as part of the regional carrier's core territory. In 1996, a new subsidiary, Con-Way NOW, began operations in the Midwest serving the expedited surface shipment market with plans for expansion in 1997.

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

    Employees

CTS's domestic employment has increased to approximately 14,300 employees at December 31, 1996 from approximately 12,400 at December 31, 1995 and 9,700 employees at December 31, 1994.

    Customers

There  is  a  broad diversity in the customers served, size  of  shipments,
commodities  transported  and  length  of  haul.   No  single  customer  or
commodity accounted for more than a small fraction of total revenues.

    Competition

The regional trucking companies face competition as national LTL companies extend into regional markets, and acquire and combine formerly independent regional carriers into inter-regional groups. Competitors include both national LTL companies and regional companies, some of which may have greater financial and other resources than CTS. CTS has sought to meet these competitive challenges by, among other things, new service offerings, continued expansion by its regional carrier networks, extension of next-day and second-day service and enhanced inter-regional network capabilities.

    Fuel

Fuel prices have increased significantly in the last year after remaining stable for the two prior years. CTS's average annual diesel fuel cost per gallon (without tax) has increased approximately 20% in 1996 compared with 1995. The 1995 fuel cost remained virtually unchanged compared with the per gallon cost of 1994. To recapture the fuel cost increases, CTS implemented a fuel surcharge beginning in the second-half of 1996.

    Federal and State Regulation

Regulation of motor carriers has changed substantially in recent years. The process started with the Motor Carrier Act of 1980, which allowed easier access to the industry by new trucking companies, removed many restrictions on expansion of services by existing carriers, and increased price competition by narrowing the antitrust immunities available to the industry's collective ratemaking organizations. This deregulatory trend was continued by subsequent legislation. The process culminated with federal pre-emption of most economic regulation of intrastate trucking regulatory bodies effective January 1, 1995, and with legislation to terminate the Interstate Commerce Commission (ICC) effective January 1, 1996.

Currently, the motor carrier industry is subject to federal regulation by the Federal Highway Administration (FHWA) and the Surface Transportation Board (STB), both of which are units of the United States Department of Transportation (DOT). The FHWA performs certain functions inherited from the ICC relating chiefly to motor carrier registration, cargo and liability insurance, extension of credit to motor carrier customers, and leasing of equipment by motor carriers from owner-operators. In addition, the FHWA enforces comprehensive trucking safety regulations relating to driver qualifications, driver hours of service, safety-related equipment requirements, vehicle inspection and maintenance, recordkeeping on accidents, and transportation of hazardous materials. As pertinent to the general freight trucking industry, the STB has authority to resolve certain types of pricing disputes and authorize certain types of intercarrier agreements under jurisdiction inherited from the ICC.

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


EMERY WORLDWIDE

Emery Worldwide (EWW), the Company's air freight unit, was formed when the Company purchased Emery Air Freight Corporation in April 1989. EWW provides global air cargo services to 200 countries through an integrated, combination carrier, freight system designed for the movement of parcels and packages of all sizes and weights. In North America, EWW provides these services through a system of sales offices and service centers, and overseas through foreign subsidiaries, branch sales offices, service centers and agents. In 1996, international revenues comprised nearly 40% of Emery's total commercial revenues.

EWW provides door-to-door service within North America by using its own airlift system, supplemented with commercial airlines. International services are performed by operating primarily as an air freight forwarder using commercial airlines, and with controlled lift used on a limited basis. Emery also operated approximately 2,000 trucks, vans and tractors at December 31, 1996.

As of December 31, 1996, EWW utilized a fleet of 71 dedicated aircraft, 48 of which are leased on a long-term basis, while 9 were owned and 14 were contracted on a short-term basis to supplement nightly volumes and to provide feeder services. The nightly lift capacity of the aircraft fleet, excluding charters, was over 4 million pounds.

EWW's hub-and-spoke system is based at the Dayton, Ohio International Airport where a leased air cargo facility (Hub) and related support facilities are located. The Hub handles all types of shipments, ranging from small packages to heavyweight cargo, with a total effective sort capacity of approximately 1.2 million pounds per hour. The operation of the Hub in conjunction with EWW's airlift system enables it to maintain a high level of service reliability.

Through a separate subsidiary of the Company, Emery Worldwide Airlines, Inc. (EWA), the Company provides nightly cargo airline services under a contract with the U.S. Postal Service (USPS) to carry Express and Priority Mail, using 24 aircraft, of which 4 were leased on a long-term basis and 20 were owned at December 31, 1996. The ten year USPS contract was awarded to EWA in 1993 with service beginning in January 1994.

The Company has recognized approximately $110 million of revenue each year in 1996, 1995 and 1994, respectively, from contracts to carry Express and Priority Mail for the USPS.

Operating subsidiaries of EWW include Emery Expedite!, a rapid response freight handling subsidiary providing door-to-door delivery of shipments in North America and overseas. EWW's logistics subsidiary, Emery Global Logistics, continues to expand its service capabilities, and now operates warehouse and distribution centers for customers in six countries. Emery Customs Brokerage provides full service customs clearance regardless of mode or carrier. Another subsidiary, Emery Ocean Services, is a global freight forwarder and non-vessel operating common carrier that provides full and less-than-container load service.

  Employees

As of December 31, 1996, EWW had nearly 10,000 full-time and regular part-time employees compared with approximately 9,000 at December 31, 1995. EWW had approximately 8,000 employees at December 31, 1994.

  Technology

An important element in the movement of goods is the rapid movement of information to track freight, optimize carrier selections, and interlink and analyze customer data. Starting in 1996, EWW began to invest in what is expected to be a $70 million multi-year technology program to upgrade its hardware and software systems architecture, including the tracking system at its Hub in Dayton, Ohio. The system will provide enhanced tracking information for shipments to reduce missorts, avoid potential overloads and to signal freight with specialized handling requirements.

  Customers

EWW services, among others, the automotive, aerospace, machinery, metals, electronic and electrical equipment, chemical, apparel, film and technology industries. Service industries and governmental entities also utilize EWW's services. Both U.S. and international operations of EWW have a wide variety of customers. No single customer accounted for more then 10% of EWW's total commercial revenues in 1996.

  Competition

The heavy air-freight market within North America is highly competitive and price and service sensitive. The Company believes that, in 1996, EWW had the largest market share, based on revenues, in the North American heavy air-freight segment. EWW competes with other integrated air freight carriers as well as freight forwarders.

The North Atlantic market is especially price sensitive due to abundant airlift capacity. Competition in international markets is also service and price sensitive. In these markets, which the Company believes are typically more fragmented than the North American market, EWW competes with international airlines and air freight forwarders. EWW's competitors in North American and international markets include companies which may have greater financial and other resources than EWW.

  Fuel

EWW purchases substantially all of its jet fuel from major oil companies, refiners and trading companies on annual contracts with prepayment and/or volume discounts. These contract purchases are supplemented by spot purchases. The price of jet fuel has increased significantly in 1996 following only a slight increase in 1995. EWW's 1996 weighted average cost per gallon (without tax) increased over 21% compared with the 1995 cost per gallon. EWW began to recover a portion of these higher costs starting in November 1996 with a fuel index fee. The 1995 weighted average price per gallon was less than 2% higher than 1994.

EWW believes that it has the flexibility to continue its operations without material interruption unless there are significant curtailments of its jet fuel supplies. Neither EWW nor the operators of the aircraft it charters have experienced any material fuel supply problems. There is a four million gallon fuel storage facility at the Hub.

  Regulation of Air Transportation

The air transportation industry is subject to federal regulation under the Federal Aviation Act of 1958, as amended (Aviation Act) and regulations issued by the Department of Transportation (DOT) pursuant to the Aviation Act. EWW, as an air freight forwarder, and EWA, as an airline, are subject to different regulations. Air freight forwarders are exempted from most DOT economic regulations and are not subject to Federal Aviation Administration
(FAA) safety regulations, except security-related rules. Airlines are subject to economic regulation by the DOT, and maintenance, operating and other safety-related regulation by the FAA. Thus,

EWA and other airlines conducting operations for EWW are subject to DOT and FAA regulation while EWW is not covered by most DOT and FAA regulations.

  Regulation of Ground Transportation

When EWW provides ground transportation of cargo having prior or subsequent air movement, the ground transportation is exempt from the motor carrier registration requirements and economic regulations which were inherited from the ICC by FHWA and STB, respectively. Such ground transportation, however, is subject to comprehensive trucking safety regulation by FHWA as described in the Con-Way Transportation Services section. In addition, EWW holds FHWA motor carrier registrations which can be utilized in providing non-exempt ground transportation. For a description of applicable state regulations, refer to the discussion in the Con-Way Transportation Services section.

  Environmental Matters

During recent years, operations at several airports have been subject to restrictions or curfews on arrivals or departures during certain night-time hours designed to reduce or eliminate noise for surrounding residential areas. None of these restrictions have materially affected EWW's operations. If such restrictions were to be imposed with respect to the airports at which EWW's activities are centered, and no alternative airports were available to serve the affected areas, there could be a material adverse effect on EWW's operations. As provided in the Aviation Act, the FAA is authorized to establish aircraft noise standards. Under the National Emission Standards Act of 1967, as amended, the administrator of the Environmental Protection Agency is authorized to issue regulations setting forth standards for aircraft emissions. EWW believes that its present fleet of owned, leased or chartered aircraft is operating in compliance with currently applicable noise and emission laws.

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


OTHER

Menlo Logistics

Menlo Logistics, Inc. (MLI), founded in 1990, provides full-service contract logistics services for technology, manufacturing and industrial, food and beverage and retail businesses. MLI assists its customers in managing their supply and distribution networks, including transportation management, dedicated contract warehousing, dedicated contract carriage, just-in-time delivery programs, customer order processing and freight bill payment and auditing. At December 31, 1996, MLI had a workforce of approximately 1,500 employees.

As contract logistics is a relatively new industry, competition is expected to come from new entrants into the markets MLI serves. MLI addresses the increased competition by utilizing technologies and its established experience. Refer to the Con-Way Transportation Services section for discussion of federal and state regulation affecting the transportation activities of MLI.

Road Systems and VantageParts

Two non-carrier operations that are included in the Other segment for reporting purposes generate a majority of their revenues from sales to other subsidiaries of the Company and in prior years from the spun-off entity, CFC. Road Systems, primarily manufactures and rebuilds trailers, converter dollies and other transportation equipment. VantageParts serves as a distributor and remanufacturer of vehicle component parts and accessories to the heavy-duty truck and trailer industry, as well as the maritime, construction, aviation and other industries.


GENERAL

The research and development activities of the Company are not significant.

During 1996, 1995 and 1994 there was no single customer of the Company that accounted for more than 10% of consolidated revenues.

The total number of employees is presented in the "Five Year Financial Summary" on page 40 of the 1996 Annual Report to Shareholders and is incorporated herein by reference.

The Company has been designated a Potentially Responsible Party (PRP) by the EPA with respect to the disposal of hazardous substances at various sites. The Company expects its share of the clean-up cost will not have a material adverse effect on the Company's financial position or results of operations. The Company expects the costs of complying with existing and future federal, state and local environmental regulations to continue to increase. On the other hand, it does not anticipate that such cost increases will have a materially adverse effect on the Company.

(d) Financial Information About Foreign
    and Domestic Operations and Export Sales

Information as to revenues, operating income and identifiable assets for each of the Company's business segments and for its foreign operations in 1996, 1995 and 1994 is contained in Note 13 on pages 37 and 38 of the 1996 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 2.   PROPERTIES

The following summarizes the freight service centers operated by the Company at December 31, 1996:

                                          Owned    Leased    Total

    Con-Way Transportation Services    53      319     372
    Emery Worldwide                    12      243     255

The following table sets forth the location and square footage of the Company's principal freight service centers at December 31, 1996:


              Location                  Square Footage


CTS - freight service centers

                 Chicago, IL            113,116
                 Charlotte, NC          102,743
                 Des Plains, IL         100,440
                 Columbus, OH            86,537
                 Oakland, CA             85,600
                 Dallas, TX              82,000
                 Atlanta, GA             56,160
                 Cincinnati, OH          55,618
                 Detroit, MI             66,320
                 St. Louis, MO           49,065
                 Carlstadt, NJ           48,360
                 Santa Fe Springs, CA    45,936
                 Jackson, MS             44,596
                 Knoxville, TN           44,460
                 Aurora, IL              44,235
                 South Bend, IN          39,320
                 Milwaukee, WI           36,560
                 Ft. Wayne, IN           35,400
                 Pontiac, MI             34,450
                 Sacramento, CA          25,968
                 Braintree, MA           22,160


EWW - freight service centers

               * Dayton, OH             620,000
                 Los Angeles, CA         78,264
                 Chicago, IL             59,976
                 Boston, MA              42,236
                 Indianapolis, IN        38,500

     * Facility partially or wholly financed through the issuance of industrial revenue bonds. Principal amount of debt is secured by the property.

ITEM 3.   LEGAL PROCEEDINGS

The legal proceedings of the Company are summarized in Note 12 on page 37 of the 1996 Annual Report to Shareholders and are incorporated herein by reference. Discussions of certain environmental matters are presented in
Item 1 and Item 7.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.
                                  PART II


ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
          MATTERS

The Company's common stock is listed for trading on the New York and Pacific Stock Exchanges under the symbol "CNF".

The Company's common stock price for each of the quarters in 1996 and 1995 is included in Note 14 on page 39 of the 1996 Annual Report to Shareholders and is incorporated herein by reference.

Cash dividends on common shares had been paid in every year from 1962 to 1990. In June 1990 the Company's Board of Directors suspended the quarterly dividend. In December 1994, the Board of Directors reinstated a $.10 per share quarterly cash dividend on common stock. The amounts of quarterly dividends declared on common stock for the last two years are included in Note 14 on page 39 of the 1996 Annual Report to Shareholders and are incorporated herein by reference.

Under the terms of the restructured TASP Notes, as set forth in Note 14 on pages 30 and 31 of the 1996 Annual Report to Shareholders, the Company is restricted from paying dividends in an aggregate amount in excess of $10 million plus one half of the cumulative net income applicable to common shareholders since the commencement of the agreement.

Effective March 15, 1995, all of the 690,000 shares of the Company's Series C Preferred Stock were converted to 6,900,000 shares of common stock.

As of December 31, 1996, there were 16,090 holders of record of the common stock ($.625 par value) of the Company. The number of shareholders is also presented in the "Five Year Financial Summary" on page 40 of the 1996 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

The Selected Financial Data is presented in the "Five Year Financial Summary" on page 40 of the 1996 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is presented in the "Financial Review and Management Discussion" on pages 18 through 20, inclusive, of the 1996 Annual Report to Shareholders and is incorporated herein by reference.

Certain statements included or incorporated by reference herein constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties. Any such forward-looking statements contained or incorporated by reference herein should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks" or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. In that regard, the following factors, among others, could cause actual results and other matters to differ materially from those in such forward-looking statements: changes in general business and economic conditions; increasing domestic and international competition and pricing pressure; changes in fuel prices; uncertainty regarding the Company's ability to improve results of operations; labor matters, including changes in labor costs, renegotiation of labor contracts and the risk of work stoppages or strikes; changes in governmental regulation; environmental and tax matters; and matters relating to the recently completed Spin-off of Consolidated Freightways Corporation (CFC). In that regard, the Company is or may be subject to substantial liabilities with respect to certain matters relating to CFC's business and operations, including, without limitation, guarantees of certain indebtedness of CFC and liabilities for employment-related matters. Although CFC is, in general, either the primary obligor or jointly and severally liable with the Company with respect to these matters, a failure to pay or other default by CFC with respect to the obligations as to which the Company is or may be, or may be perceived to be, liable, whether because of CFC's bankruptcy or insolvency or otherwise, could lead to substantial claims against the Company. As a result of the foregoing, no assurance can be given as to future results of operations or financial condition.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Report of Independent Public Accountants are presented on pages 21 through 40, inclusive, of the 1996 Annual Report to Shareholders and are incorporated herein by reference. The unaudited quarterly financial data is included in Note 14 on page 39 of the 1996 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The identification of the Company's Directors is presented on pages 3 through 8, inclusive, of the Proxy Statement dated March 24, 1997 and those pages are incorporated herein by reference.

The Executive Officers of the Company, their ages at December 31, 1996 and their applicable business experience are as follows:

Donald E. Moffitt, 64, Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Moffitt joined Consolidated Freightways Corporation of Delaware, the Company's nationwide, full-service trucking subsidiary, as an accountant in 1955 and advanced to Vice President - Finance in 1973. In 1975, he transferred to the Company as Vice President
- Finance and Treasurer and in 1981, was elected Executive Vice President - Finance and Administration. In 1983, he assumed the additional duties of President, CF International and Air, Inc., where he directed the Company's international and air freight businesses. Mr. Moffitt was elected Vice Chairman of the Board of the Company in 1986. He retired as an employee and as Vice Chairman of the Board of Directors in 1988 and returned to the Company as Executive Vice President - Finance and Chief Financial Officer in 1990. Mr. Moffitt was named President and Chief Executive Officer of the Company and was elected to the Board of Directors in 1991. In 1995, Mr.
Moffitt was named Chairman of the Board of Directors. Mr. Moffitt is a member of the Boards of Directors of the U.S. Chamber of Commerce, the California Business Roundtable, the Conference Board and the Business Advisory Council of the Northwestern University Transportation Center. He also serves on the boards of the San Francisco Bay Area Council, Boy Scouts of America and the American Red Cross, and is a member of the Board of Trustees of the Automotive Safety Foundation and the National Commission Against Drunk Driving. He is a former member of the Board of Directors and the Executive Committee of the Highway Users Federation. Mr. Moffitt is Chairman of the Executive Committee and serves on the Director Affairs Committee of the Company.

David I. Beatson, 49, President and Chief Executive Officer of Emery Air Freight Corporation and Senior Vice President of the Company. Mr. Beatson joined CF AirFreight in 1977, advancing through several increasingly responsible positions to Vice President of National Accounts. After leaving the Company for a time, he returned to EWW in 1991 as Vice President of Sales and Marketing. He became President and Chief Executive Officer of Emery Air Freight Corporation in 1994.

Gregory  L.  Quesnel,  48,  Executive Vice President  and  Chief  Financial
Officer  of  the  Company.   Mr.  Quesnel joined  Consolidated  Freightways
Corporation of Delaware in 1975 as Director of Financial Accounting. Through several increasingly responsible financial positions, he advanced to become the top financial officer of CFCD. In 1989, he was elected Vice President-Accounting for the Company and in 1990, was named Vice President and Treasurer. Mr. Quesnel became Senior Vice President-Finance and Chief Financial Officer of the Company in 1991 and Executive Vice President and Chief Financial Officer in 1993.

Robert T. Robertson, 55, President and Chief Executive Officer of Con-Way Transportation Services, Inc. and Senior Vice President of the Company. Mr. Robertson joined CFCD in 1970 as a sales representative and advanced to Manager of Eastern Area Sales by 1973. He transferred to Texas in 1976 where he became involved in CFCD's operations and was promoted to Division Manager in 1978. In 1983, he was named Vice President and General Manager of Con-Way Transportation Services, Inc. In 1986, Mr. Robertson was elected President of CTS.

Eberhard G.H. Schmoller, 53, Senior Vice President, General Counsel and Secretary of the Company. Mr. Schmoller joined CFCD in 1974 as a staff attorney and in 1976 was promoted to CFCD assistant general counsel. In 1983, he was appointed Vice President and General Counsel of CF AirFreight and assumed the same position with EWW after the acquisition in 1989. Mr. Schmoller was named Senior Vice President and General Counsel of the Company in 1993.

ITEM 11. EXECUTIVE COMPENSATION

The required information for Item 11 is presented on pages 12 through 16, inclusive, of the Proxy Statement dated March 24, 1997, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The required information for Item 12 is included on pages 9, 10 and 30 of the Proxy Statement dated March 24, 1997 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Exhibits Filed

    1. Financial Statements
         See Index to Financial Information.

    2. Financial Statement Schedules
         See Index to Financial Information.

    3. Exhibits
         See Index to Exhibits.

(b)  Reports on Form 8-K

        A Form 8-K dated December 2, 1996, was filed on December 17, 1996, under Item 5, Other Information, to report the previously announced spin-off to the Company's shareholders of the stock of the new publicly traded company Consolidated Freightways Corporation, composed of the long-haul carrier and related businesses. Included in the filing were amended By-laws, as of December 9, 1996.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CONSOLIDATED FREIGHTWAYS, INC.
                                        dba CNF TRANSPORTATION INC.
                                        (Registrant)




March 26, 1997                     /s/Donald E. Moffitt
                                   Donald E. Moffitt
                                   Chairman, President and Chief Executive
                                    Officer




March 26, 1997                     /s/Gregory L. Quesnel
                                   Gregory L. Quesnel
                                   Executive Vice President and Chief
                                    Financial Officer




March 26, 1997                     /s/Gary D. Taliaferro
                                   Gary D. Taliaferro
                                   Vice President and Controller

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March 26, 1997                     /s/Donald E. Moffitt
                                   Donald E. Moffitt
                                   Chairman of the Board, President and
                                    Chief Executive Officer



March 26, 1997                     _______________________
                                   Robert Alpert, Director



March 26, 1997                     /s/Earl F. Cheit
                                   Earl F. Cheit, Director



March 26, 1997                     /s/Richard A. Clarke
                                   Richard A. Clarke, Director



March 26, 1997                     ________________________
                                   Margaret G. Gill, Director



March 26, 1997                     /s/Robert Jaunich II
                                   Robert Jaunich II, Director



March 26, 1997                     /s/W. Keith Kennedy, Jr.
                                   W. Keith Kennedy, Jr., Director



March 26, 1997                     /s/Richard B. Madden
                                   Richard B. Madden, Director

                                SIGNATURES




March 26, 1997                     /s/Robert D. Rogers
                                   Robert D. Rogers, Director



March 26, 1997                     /s/William J. Schroeder
                                   William J. Schroeder, Director



March 26, 1997                     /s/Robert P. Wayman
                                   Robert P. Wayman, Director

                      CONSOLIDATED FREIGHTWAYS, INC.
                                    dba
                          CNF TRANSPORTATION INC.
                                 FORM 10-K
                       Year Ended December 31, 1996

___________________________________________________________________________



                      INDEX TO FINANCIAL INFORMATION

CNF Transportation Inc. and Subsidiaries

The following Consolidated Financial Statements of CNF Transportation Inc. and Subsidiaries appearing on pages 21 through 39, inclusive, of the Company's 1996 Annual Report to Shareholders are incorporated herein by reference:

     Report of Independent Public Accountants

     Consolidated Balance Sheets - December 31, 1996 and 1995

     Statements of Consolidated Income - Years Ended December 31, 1996, 1995 and 1994

     Statements of Consolidated Cash Flows - Years Ended December 31, 1996, 1995 and 1994

     Statements of Consolidated Shareholders' Equity - Years Ended December 31, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements

In addition to the above, the following consolidated financial information is filed as part of this Form 10-K:
                                                           Page

     Consent of Independent Public Accountants              20

     Report of Independent Public Accountants               20

     Schedule II - Valuation and Qualifying Accounts        21


The other schedules have been omitted because either (1) they are neither required nor applicable or (2) the required information has been included in the consolidated financial statements or notes thereto.

                                SIGNATURE

                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports included and incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statement File Nos. 2-81030, 33-52599, 33-60619, 33-60625 and 33-60629.

                                             /s/Arthur Andersen LLP
                                             ARTHUR ANDERSEN LLP


San Francisco, California
March 26, 1997


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of CNF Transportation Inc.:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in CNF Transportation Inc.'s 1996 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 24, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Schedule II--Valuation and Qualifying Accounts on page 21 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             /s/Arthur Andersen LLP
                                             ARTHUR ANDERSEN LLP

San Francisco, California
January 24, 1997

                                SCHEDULE II

                          CNF TRANSPORTATION INC.
                     VALUATION AND QUALIFYING ACCOUNTS
                    THREE YEARS ENDED DECEMBER 31, 1996
                               (In thousands)

DESCRIPTION

ALLOWANCE FOR DOUBTFUL ACCOUNTS


                              ADDITIONS
          BALANCE AT  CHARGED TO  CHARGED TO                 BALANCE AT
          BEGINNING   COSTS AND     OTHER                       END
          OF PERIOD    EXPENSES    ACCOUNTS   DEDUCTIONS      PERIOD

1996      $16,870     $16,729     $  -        $(14,887)(a)       $18,712


1995      $15,889     $11,017     $  -        $(10,036)(a)       $16,870


1994      $17,506     $ 5,067     $  -        $ (6,684)(a)       $15,889




(a)  Accounts written off net of recoveries.

                           INDEX TO EXHIBITS
                               ITEM 14(a)(3)

Exhibit No.

(3)  Articles of incorporation and by-laws:

     3.1 Consolidated Freightways, Inc. Certificates of Incorporation, as amended. (Exhibit 3(a)(2) to the Company's Quarterly Report Form 10-Q for the quarter ended March 31, 1987*)
     3.2 Consolidated Freightways, Inc. By-laws, as amended, December 9, 1996 (Exhibit 3.1 to the Company's Form 8-K dated
           December 2, 1996*).

(4) Instruments defining the rights of security holders, including debentures:

     4.1   Consolidated Freightways, Inc. Stockholder Rights Plan.
           (Exhibit 1 on Form 8-A dated October 27, 1986*)
     4.2   Certificate of Designations of the Series B Cumulative
           Convertible Preferred Stock. (Exhibit 4.1 as filed on Form SE dated May 25, 1989*)
     4.3 Indenture between the Registrant and Bank One, Columbus, NA, as successor trustee, with respect to 9-1/8% Notes Due 1999, Medium-Term Notes, Series A and 7.35% Notes due 2005. (Exhibit 4.1 as filed on Form SE dated March 20, 1990*)
     4.4   Form of Security for 9-1/8% Notes Due 1999 issued by
           Consolidated Freightways, Inc. (Exhibit 4.1 as filed on Form
           SE dated August 25, 1989*)
     4.5 Officers' Certificate dated as of August 24, 1989 establishing the form and terms of debt securities issued by Consolidated Freightways, Inc. (Exhibit 4.2 as filed on Form SE dated August 25, 1989*)
     4.6 Form of Security for Medium-Term Notes, Series A to be issued by Consolidated Freightways, Inc. (Exhibit 4.1 as filed on Form SE dated September 18, 1989*)
     4.7 Officers' Certificate dated September 18, 1989, establishing the form and terms of debt securities to be issued by Consolidated Freightways, Inc. (Exhibit 4.2 as filed on Form SE dated September 19, 1989*)
     4.8 Indenture between the Registrant and The First National Bank of Chicago Bank, trustee, with respect to debt securities. (Exhibit 4(d) as filed on Form S-3 dated June 27, 1995*)
     4.9 Indenture between the Registrant and Bank One, Columbus, NA, trustee, with respect to subordinated debt securities.
           (Exhibit 4(e) as filed on Form S-3 dated June 27, 1995*)
     4.10 Form of Security for 7.35% Notes due 2005 issued by Consolidated Freightways, Inc. (Exhibit 4.4 as filed on Form S-4 dated June 27, 1995*)

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



Exhibit No.

(10) Material contracts:

     10.1 Consolidated Freightways, Inc. Long-Term Incentive Plan of 1978, as amended through Amendment No. 7.(Exhibit 10.1 as filed on Form SE dated March 25, 1991*#)
     10.2 Consolidated Freightways, Inc. Long-Term Incentive Plan of 1988 as amended through Amendment 3. (Exhibit 10.2 as filed on Form
           SE dated March 25, 1991*#)
     10.3 Consolidated Freightways, Inc. Stock Option Plan of 1978, as amended through Amendment No. 1. (Exhibit 10(e) to the
           Company's Form 10-K for the year ended December 31, 1981*#)
     10.4 Consolidated Freightways, Inc. Stock Option Plan of 1988 as amended. (Exhibit 10(i) to the Company's Form 10-K for the year ended December 31, 1987 as amended in Form S-8 dated
           December 16, 1992*#)
     10.5 Forms of Stock Option Agreement (with and without Cash Surrender Rights) under the Consolidated Freightways, Inc. Stock Option Plan of 1988. (Exhibit 10(j) to the Company's Form 10-K for the year ended December 31, 1987*#)
     10.6 Form of Consolidated Freightways, Inc. Deferred Compensation Agreement. (Exhibit 10(i) to the Company's Form 10-K for the year ended December 31, 1981*#)
     10.7 Consolidated Freightways, Inc. Retirement Plan (formerly Emery Air Freight Corporation Pension Plan), as amended effective through January 1, 1985, and amendments dated as of October 30, 1987.(Exhibit 4.22 to the Emery Air Freight Corporation Quarterly Report on Form 10-Q dated November 16, 1987**)

      * Previously filed with the Securities and Exchange Commission and incorporated herein by reference.
      ** Incorporated by reference to indicated reports filed under the Securities Act of 1934, as amended, by Emery Air Freight Corporation File No. 1-3893.
      # Designates a contract or compensation plan for Management or Directors.

Exhibit No.

     10.8 Emery Air Freight Plan for Retirees, effective October 31, 1987. (Exhibit 4.23 to the Emery Air Freight Corporation Quarterly Report on Form 10-Q dated November 16, 1987**)
     10.9 Consolidated Freightways, Inc. Common Stock Fund (formerly Emery Air Freight Corporation Employee Stock Ownership Plan, as effective October 1, 1987 ("ESOP"). (Exhibit 4.33 to the Emery Air Freight Corporation Annual Report on Form 10-K dated March 28, 1988**)
     10.10 Employee Stock Ownership Trust Agreement, dated as of October 8, 1987, as amended, between Emery Air Freight Corporation and
           Arthur W. DeMelle, Daniel J. McCauley and Daniel W. Shea, as Trustees under the ESOP Trust. (Exhibit 4.34 to the Emery Air Freight Corporation Annual Report on Form 10-K dated March 28, 1988**)
     10.11 Amended and Restated Subscription and Stock Purchase Agreement dated as of December 31, 1987 between Emery Air Freight Corporation and Boston Safe Deposit and Trust Company in its capacity as successor trustee under the Emery Air Freight Corporation Employee Stock Ownership Plan Trust ("Boston Safe"). (Exhibit B to the Emery Air Freight Corporation Current Report on Form 8-K dated January 11, 1988**)
     10.12 Supplemental Subscription and Stock Purchase Agreement dated as of January 29, 1988 between Emery Air Freight Corporation and Boston Safe. (Exhibit B to the Emery Air Freight Corporation Current Report on Form 8-K dated February 12, 1988**)
     10.13 Trust Indenture, dated as of November 1, 1988, between City of Dayton, Ohio and Security Pacific National Trust Company (New
           York), as Trustee and Bankers Trust Company, Trustee.  (Exhibit
           4.1 to Emery Air Freight Corporation Current Report on Form 8-K dated December 2, 1988**)
     10.14 Bond Purchase Agreement dated November 7, 1988, among the City of Dayton, Ohio, the Emery Air Freight Corporation and Drexel Burnham Lambert Incorporated. (Exhibit 28.7 to the Emery Air Freight Corporation Current Report on Form 8-K dated December 2, 1988**)
     10.15 Lease agreement dated November 1, 1988 between the City of Dayton, Ohio and Emery Air Freight Corporation. (Exhibit 10.1 to the Emery Air Freight Corporation Annual Report on Form 10-K for the year ended December 31, 1988**)
     10.16 Consolidated Freightways, Inc. Directors' Election Form for deferral payment of director's fees. #
     10.17 Consolidated Freightways, Inc. 1993 Executive Deferral Plan. (Exhibit 10.22 to the Company's Form 10-K for the year ended December 31, 1992*#).

     * Previously filed with the Securities and Exchange Commission and incorporated herein by reference.
    ** Incorporated by reference to indicated reports filed under the Securities Act of 1934, as amended, by Emery Air Freight Corporation File No. 1-3893.
     # Designates a contract or compensation plan for Management or Directors.

Exhibit No.


     10.18 $350 million Amended and Restated Credit Agreement dated November 21, 1996 among Consolidated Freightways, Inc. and various financial institutions.
     10.19 Official Statement of the Issuer's Special Facilities Revenue Refunding Bonds, 1993 Series E and F dated
           September 29, 1993 among the City of Dayton, Ohio and Emery
           Air Freight Corporation. (Exhibit 10.1 to the Company's Form
           10-Q for the quarterly period ended September 30, 1993*).
     10.20 Trust Indenture, dated September 1, 1993 between the City of Dayton, Ohio and Banker's Trust Company as Trustee.
           (Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended September 30, 1993*).
     10.21 Supplemental Lease Agreement dated September 1, 1993 between the City of Dayton, Ohio, as Lessor, and Emery Air Freight Corporation, as Lessee. (Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended September 30, 1993*).
     10.22 Supplemental Retirement Plan dated January 1, 1990. (Exhibit
           10.31 to the Company's Form 10-K for the year ended December 31, 1993*#)
     10.23 Directors' 24-Hour Accidental Death and Dismemberment Plan. (Exhibit 10.32 to the Company's Form 10-K for the year ended December 31, 1993*#)
     10.24 Executive Split-Dollar Life Insurance Plan dated January 1,
           1994. (Exhibit 10.33 to the Company's Form 10-K for the year ended December 31, 1993*#)
     10.25 Board of Directors' Compensation Plan dated January 1, 1994. (Exhibit 10.34 to the Company's Form 10-K for the year ended December 31, 1993*#)
     10.26 Excess Benefit Plan dated January 1, 1987. (Exhibit 10.35 to the Company's Form 10-K for the year ended December 31, 1993*#)
     10.27 Directors' Business Travel Insurance Plan. (Exhibit 10.36 to the Company's Form 10-K for the year ended December 31, 1993*#)
     10.28 Deferred Compensation Plan for Executives dated October 1,
           1993. (Exhibit 10.37 to the Company's Form 10-K for the year ended December 31, 1993*#)
     10.29 Amended and Restated 1993 Nonqualified Employee Benefit
           Plans Trust Agreement dated January 1, 1995. (Exhibit 10.38 to the Company's Form 10-K for the year ended December
           31, 1994.*#)

     * Previously filed with the Securities and Exchange Commission and incorporated herein by reference.
    ** Incorporated by reference to indicated reports filed under the Securities Act of 1934, as amended, by Emery Air Freight Corporation File No. 1-3893.
     # Designates a contract or compensation plan for Management or Directors.

Exhibit No.



     10.30 Consolidated Freightways, Inc. Equity Incentive Plan for Non-Employee Directors. (Attachment to the Company's 1994 Proxy Statement dated March 18, 1994.*#)
     10.31 Amended and Restated Retirement Plan for Directors of Consolidated Freightways, Inc. dated January 1, 1994. (Exhibit
           10.40 to the Company's Form 10-K for the year ended
           December 31, 1994.*#)
     10.32 Consolidated Freightways, Inc. 1996 Return on Equity Plan dated March 4, 1996. (Exhibit 10.36 to the Company's Form 10-K for the year ended December 31, 1995*#)
     10.33 Employee Benefit Matters Agreement by and between Consolidated Freightways, Inc. and Consolidated Freightways Corporation dated December 2, 1996.
     10.34 Distribution Agreement between Consolidated Freightways, Inc., and Consolidated Freightways Corporation dated November 25, 1996.
     10.35 Transition Services Agreement between CNF Service Company, Inc. and Consolidated Freightways Corporation dated December 2, 1996.
     10.36 Tax Sharing Agreement between Consolidated Freightways, Inc., and Consolidated Freightways Corporation dated December 2, 1996.
     10.37 CNF Transportation Inc. Executive Incentive Plan for 1997. #
     10.38 CNF Service Company Executive Incentive Plan for 1997. #
     10.39 Con-Way Transportation Services, Inc. Incentive Plan for 1997. #
     10.40 Emery Worldwide Incentive Plan for 1997. #
     10.41 CNF Transportation Inc. Special Bonus Plan for 1997. #

(12) Computation of ratios of earnings to fixed charges

(13) Annual report to security holders:

     CNF Transportation Inc. 1996 Annual Report to Shareholders (Only those portions referenced herein are incorporated in this Form 10-K. Other portions such as "Letter to Shareholders" are not required and, therefore, are not "filed" as part of this Form 10-K.)

(21) Significant Subsidiaries of the Company.

(27) Financial Data Schedule



     * Previously filed with the Securities and Exchange Commission and incorporated herein by reference.
     # Designates a contract or compensation plan for Management or Directors.

Exhibit No.


 (99) Additional documents:

     99.1 Consolidated Freightways, Inc. dba CNF Transportation Inc. 1997 Notice of Annual Meeting and Proxy Statement dated March 24, 1997. (Only those portions referenced herein are incorporated in this Form 10-K. Other portions are not required and, therefore, are not "filed" as a part of this Form 10-K.*)
     99.2 Note Agreement dated as of July 17, 1989, between the ESOP, Consolidated Freightways, Inc. and the Note Purchasers named therein. (Exhibit 28.1 as filed on Form SE dated July 21,
           1989*)
     99.3 Guarantee and Agreement dated as of July 17, 1989, delivered by Consolidated Freightways, Inc. (Exhibit 28.2 as filed on Form
           SE dated July 21, 1989*).
     99.4 Form of Restructured Note Agreement between Consolidated Freightways, Inc., Thrift and Stock Ownership Trust as Issuer and various financial institutions as Purchasers named therein, dated as of November 3, 1992. (Exhibit 28.4 to the Company's
           Form 10-K for the year ended December 31, 1992*).
     99.5  Form of Restructured Guarantee and Agreement between
           Consolidated Freightways, Inc., as Issuer and various financial institutions as Purchasers named therein, dated as of November 3, 1992. (Exhibit 28.5 to the Company's Form 10-K for the year ended December 31, 1992*).

The remaining exhibits have been omitted because either (1) they are neither required nor applicable or (2) the required information has been included in the consolidated financial statements or notes thereto.

     * Previously filed with the Securities and Exchange Commission and incorporated herein by reference.
     #   Designates a compensation plan for Management or Directors.