Form 10-Q
period 1997-03-31
CNF TRANSPORTATION INC
filed 1997-05-15
CIK 23675

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


         X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997

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



            Number of shares of Common Stock, $.625 par value,
               outstanding as of April 30, 1997: 45,862,236

                          CNF TRANSPORTATION INC.
                                 FORM 10-Q
                        Quarter Ended March 31, 1997

___________________________________________________________________________

___________________________________________________________________________


                                   INDEX



PART I.  FINANCIAL INFORMATION                            Page

  Item 1.  Financial Statements

       Consolidated Balance Sheets -
         March 31, 1997 and December 31, 1996                3

       Statements of Consolidated Operations -
         Three Months Ended March 31, 1997 and 1996          5

       Statements of Consolidated Cash Flows -
         Three Months Ended March 31, 1997 and 1996          6

       Notes to Consolidated Financial Statements            7

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations   8


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                 12

  Item 4. Submission of Matters to a Vote of
          Security Holders                                  12

  Item 6. Exhibits and Reports on Form 8-K                  13


  SIGNATURES                                                14

                       PART I. FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS

                          CNF TRANSPORTATION INC.
                        CONSOLIDATED BALANCE SHEETS


                                                 March 31,    December 31,
                                                   1997           1996
                                                 (Dollars in thousands)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                    $  78,277       $   82,094
  Trade accounts receivable, net of
   allowances                                    550,802          542,381
  Other accounts receivable                       35,014           49,278
  Operating supplies, at lower of average
   cost or market                                 32,400           32,916
  Prepaid expenses                                50,217           31,249
  Deferred income taxes                           77,956           77,977
     Total Current Assets                        824,666          815,895

PROPERTY, PLANT AND EQUIPMENT, at cost
  Land                                           104,619          104,314
  Buildings and improvements                     273,541          265,655
  Revenue equipment                              596,206          586,720
  Other equipment and leasehold improvements     320,740          302,679
                                               1,295,106        1,259,368
  Accumulated depreciation and amortization     (532,630)        (506,719)
                                                 762,476          752,649

OTHER ASSETS
  Restricted funds                                13,134           12,685
  Deposits and other assets                       97,338           95,144
  Unamortized aircraft maintenance, net          122,195          119,927
  Costs in excess of net assets of businesses
   acquired, net of accumulated amortization     283,328          285,566
                                                 515,995          513,322

TOTAL ASSETS                                  $2,103,137       $2,081,866



       The accompanying notes are an integral part of these statements.

                          CNF TRANSPORTATION INC.
                        CONSOLIDATED BALANCE SHEETS


                                                 March 31,    December 31,
                                                   1997           1996
                                                 (Dollars in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                            $  200,800       $  210,902
  Accrued liabilities                            368,358          349,497
  Accrued claims costs                            82,613           87,340
  Current maturities of long-term debt and
   capital leases                                  4,947            3,185
  Short-term borrowings                          145,000          155,000
  Federal and other income taxes                   9,524            9,162
     Total Current Liabilities                   811,242          815,086

LONG-TERM LIABILITIES
  Long-term debt and guarantees                  362,771          366,305
  Long-term obligations under capital leases     110,871          110,896
  Accrued claims costs                            58,353           57,912
  Employee benefits                              120,594          115,470
  Other liabilities and deferred credits          68,765           75,479
  Deferred income taxes                           37,651           32,439
     Total Liabilities                         1,570,247        1,573,587

SHAREHOLDERS' EQUITY
  Preferred stock, no par value; authorized
   5,000,000 shares:
     Series B, 8.5% cumulative, convertible,
      $.01 stated value; designated
      1,100,000 shares; issued 872,394 and
      875,191 shares, respectively                     9                9
  Additional paid-in capital, preferred stock    132,682          133,108
  Deferred TASP compensation                    (107,093)        (108,655)
     Total Preferred Shareholders' Equity         25,598           24,462

  Common stock, $.625 par value; authorized
     100,000,000 shares; issued 52,657,597
     and 51,595,827 shares, respectively          32,911           32,247
  Additional paid-in capital, common stock       258,145          242,879
  Cumulative translation adjustment                 (534)           3,279
  Retained earnings                              389,650          378,744
  Cost of repurchased common stock
     (7,011,589 and 7,029,917 shares,
     respectively)                              (172,880)        (173,332)
       Total Common Shareholders' Equity         507,292          483,817
     Total Shareholders' Equity                  532,890          508,279
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $2,103,137       $2,081,866

      The accompanying notes are an integral part of these statements.

                        CNF TRANSPORTATION INC.
                 STATEMENTS OF CONSOLIDATED OPERATIONS
            (Dollars in thousands except per share amounts)

                                                Three Months Ended
                                                     March 31,
                                              1997             1996
REVENUES
  Con-Way Transportation Services          $334,458         $301,841
  Emery Worldwide                           508,552          446,599
  Other                                      99,618           99,433
                                            942,628          847,873

COSTS AND EXPENSES
  Con-Way Transportation Services
    Operating Expenses                      247,913          230,052
    Selling and Administrative Expenses      43,271           40,051
    Depreciation                             14,797           11,354
                                            305,981          281,457
  Emery Worldwide
    Operating Expenses                      406,846          365,703
    Selling and Administrative Expenses      74,252           61,848
    Depreciation                              8,947            7,548
                                            490,045          435,099
  Other
    Operating Expenses                       88,102           89,833
    Selling and Administrative Expenses       6,868            5,739
    Depreciation                              1,265              531
                                             96,235           96,103
                                            892,261          812,659
OPERATING INCOME
  Con-Way Transportation Services            28,477           20,384
  Emery Worldwide                            18,507           11,500
  Other                                       3,383            3,330
                                             50,367           35,214
OTHER INCOME (EXPENSE)
  Interest expense                          (10,805)          (9,664)
  Miscellaneous, net                            610              133
                                            (10,195)          (9,531)

Income from continuing operations
  before income taxes                        40,172           25,683
Income Taxes                                 18,228           12,020
Net Income from Continuing Operations        21,944           13,663

Loss from discontinued operations net
  of income tax benefits                         -           (13,383)
Net Income                                   21,944              280

Preferred dividends                           1,939            2,134

NET INCOME (LOSS) APPLICABLE
  TO COMMON SHAREHOLDERS                    $20,005          ($1,854)

Primary average shares outstanding       46,465,385       44,925,741

PRIMARY EARNINGS (LOSS) PER SHARE
  Continuing operations                       $0.43            $0.26
  Discontinued operations                        -             (0.29)
                                              $0.43           ($0.03)

FULLY DILUTED EARNINGS (LOSS) PER SHARE
  Continuing operations                       $0.40            $0.24
  Discontinued operations                        -             (0.27)
                                              $0.40           ($0.03)


 The accompanying notes are an integral part of these statements.

                          CNF TRANSPORTATION INC.
                   STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                    Three Months Ended
                                                         March 31,
                                                   1997             1996
                                                   (Dollars in Thousands)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD $  82,094        $  59,787

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                   21,944              280
     Adjustments to reconcile income
      to net cash provided by operating
      activities:
       Loss from discontinued operations              -            13,383
       Depreciation and amortization              28,008           21,327
       Increase (Decrease) in deferred
        income taxes                               5,233           (3,294)
       Losses (Gains) from property
        disposals, net                              (638)             179
     Changes in assets and liabilities:
       Receivables                                 5,843           59,762
       Prepaid expenses                          (18,968)         (19,404)
       Accounts payable                          (10,102)          12,798
       Accrued claims costs                       (4,286)           1,021
       Federal and other Income taxes                362           (2,257)
       Incentive compensation                     (9,963)          (9,766)
       Accrued liabilities and other              16,241           (9,689)
     Net Cash Provided by Operating
       Activities                                 33,674           64,340

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                        (35,156)         (49,541)
     Proceeds from sales of property                 869            1,043
     Net Cash Used by Investing Activities       (34,287)         (48,498)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of long-term debt      1,997              -
     Repayment of long-term debt and capital
      lease obligations                           (3,794)         (2,266)
     Net borrowings (payments) under revolving
      lines of credit                            (10,000)         40,000
     Proceeds from issuance of common stock       15,956             824
     Payments of common dividends                 (4,534)         (4,396)
     Payments of preferred dividends              (2,829)         (3,084)
     Net Cash Provided (Used) by Financing
      Activities                                  (3,204)         31,078

     Net Cash Provided (Used) by
      Continuing Operations                       (3,817)         46,920

     Net Cash Used by Discontinued
      Operations                                     -           (31,594)

     Increase (Decrease) in Cash and
      Cash Equivalents                            (3,817)         15,326

CASH AND CASH EQUIVALENTS, END OF PERIOD       $  78,277       $  75,113

      The accompanying notes are an integral part of these statements.

                          CNF TRANSPORTATION INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying consolidated financial statements of CNF Transportation Inc. and subsidiaries (the Company) have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements included in the Company's 1996 Annual Report to Shareholders.

    There have been no significant changes in the accounting policies of the Company. There were no significant changes in the Company's commitments and contingencies as previously described in the 1996 Annual Report to Shareholders and related annual report to the Securities and Exchange Commission on Form 10-K.

   Operating results for 1996 have been restated to exclude the results of Consolidated Freightways Corporation (CFC), the Company's former long-haul, less-than-truckload carrier which was spun-off to shareholders on December 2, 1996, and is reported as discontinued operations in the prior year.

2. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). The statement replaces Primary Earnings Per Share (EPS) with Basic EPS. Basic EPS is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding; no dilution for any potentially dilutive securities is included. In addition, Diluted EPS under the new statement is calculated differently than the Fully Diluted EPS calculation under existing authoritative guidance. When applying the treasury stock method for Diluted EPS to compute dilution for options, the new statement requires use of the average share price for the period, rather than the greater of the average share price or end-of-period share price required by APB Opinion 15. Retroactive adoption of SFAS 128 will be required in financial statements for periods ending after December 15, 1997; however, early application is prohibited. Had this statement been adopted January 1, 1997, Basic EPS and Diluted EPS from continuing operations for the quarter ended March 31, 1997 would have been $.44 and $.40, respectively. The restated Basic and Diluted EPS from continuing operations for the quarter ended March 31, 1996 would have been $.26 and $.24, respectively.

3. The Internal Revenue Service (IRS) has proposed adjustments that would require that Emery Air Freight Corporation (EAFC), a subsidiary of the Company, pay substantial additional aviation excise taxes for the period from January 1, 1990 through September 30, 1995. The Company has filed protests contesting these proposed adjustments and is engaged in discussions with the administrative conference division (Appeals Office) of the IRS.

   The Company believes that there is legal authority to support the manner in which it has calculated and paid the aviation excise taxes and, accordingly, the Company intends vigorously to continue to challenge the proposed adjustments. Nevertheless, the Company is unable to predict the ultimate outcome of this matter. As a result, there can be no assurance that the Company will not have to pay a substantial amount of additional aviation excise taxes for the 1990 through 1995 tax period. In addition, it is possible that the IRS may seek to increase the amount of the airline excise tax payable by EAFC for periods subsequent to September 30, 1995.

   The Company anticipates that the IRS will seek a substantial proposed adjustment for tax years 1987 through 1990 based on the IRS' position that certain aircraft maintenance costs should have been capitalized rather than expensed for federal income tax purposes. The Company believes that its practice of expensing these types of maintenance costs is consistent with industry practice. However, if this adjustment were proposed by the IRS, and the issue was determined adversely to the Company, it could require the Company to pay substantial additional tax. The Company is unable to predict the ultimate outcome of this matter and intends vigorously to contest any such proposed adjustment.

   The Company and its subsidiaries are defendants in various lawsuits incidental to their businesses. It is the opinion of management that the ultimate outcome of these incidental lawsuits will not have a material adverse effect on the Company's consolidated financial position or results of operations.


                       PART I. FINANCIAL INFORMATION
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Operating results for 1996 have been restated to exclude the results of Consolidated Freightways Corporation (CFC), the Company's former long-haul, less-than-truckload carrier which was spun-off to shareholders on December 2, 1996, and is reported as discontinued operations in the prior year.


GENERAL

     Total revenues of CNF Transportation Inc. for the first quarter of 1997 increased 11.2% over the first quarter of 1996. The increase was the result of higher revenues at all three of the Company's operating segments. Contributing to the higher revenue levels were improved global economic conditions, a more stable pricing environment, and successful marketing strategies.

     The Company's total operating income for the first quarter increased 43.0% over the first quarter of 1996. This improvement was driven by significantly higher operating income at Emery Worldwide and Con-Way Transportation Services (CTS), as well as at Menlo Logistics, whose operating income provides the majority of the operating income of the Other segment. The improvement in 1997 first quarter operating income was also attributable to the effects of severe winter storms during the first quarter of 1996, which adversely affected results of CTS and Emery during the 1996 period.

     Other expenses for the first quarter 1997 increased 7.0% over the first quarter last year due primarily to higher interest expense.

Increased borrowings under the Company's unsecured credit facility drove up the 1997 first quarter's interest expense by 11.8% compared with the first quarter of 1996.

     The effective income tax rate of 45.4% for the first quarter of 1997 was lower than the rate of 46.8% for the first quarter of 1996, primarily because non-deductible expenses for the two periods were approximately equal while pretax earnings were higher in the first quarter of 1997 than in the first quarter of 1996.

     Net income applicable to common stock for the first quarter of 1997 was $21.9 million above the first quarter of 1996 due primarily to the higher operating income described above and the loss from discontinued operations of $13.4 million reported in the first quarter of 1996.

     Significant variations in segment revenues and operating income are as follows:

CON-WAY TRANSPORTATION SERVICES

     Con-Way Transportation Services' (CTS) revenues for the first quarter of 1997 were 10.8% above the same quarter of 1996. Total tonnage for the first quarter of 1997 increased 3.4% over the first quarter of 1996, with less-than-truckload tonnage, which typically has higher rates than truckload tonnage, up 6.2% over the first quarter of 1996. The increased revenues reflect both the tonnage gains as well as improved pricing conditions in the industry compared with the first quarter of 1996.

     Operating income for CTS in the first quarter of 1997 increased 39.7% over the first quarter of last year. The higher operating income was attributable in part to increased revenues, improved load factors and freight system utilization in newer geographic regions served by CTS, recovery of a portion of the higher fuel costs through surcharges to customers, improved operating efficiencies, and improved pricing conditions in the industry. The improvement in first quarter 1997 operating income was also attributable to the fact that first quarter 1996 results were adversely affected by severe winter weather and by slightly higher fuel costs.

     CTS management's strategies will continue to emphasize operating margin improvements. The strategies include efforts to increase the utilization of the freight system in the Pacific Northwest and northeastern United States, continued emphasis on market penetration in light of the withdrawal of a major competitor from several key regional markets, and efforts to re-price or replace low margin business.

EMERY WORLDWIDE

     Emery's revenues for the first quarter of 1997 were up 13.9% compared to 1996 due to strong tonnage growth from both domestic and international business. Domestic tonnage in the first quarter of 1997 was 9.2% higher than the first quarter last year and international tonnage was up 11.0% for the same period. Improved domestic and international economic conditions and increased emphasis on improving freight rates contributed to the revenue increases.

     Emery's operating income for the first quarter of 1997 was 60.9% above the first quarter of 1996. The improvement in operating income was attributable in part to increased revenues, a fuel index fee intended to recover a portion of higher fuel costs from customers, and improved pricing. In addition, operating income for the first quarter of 1996 was adversely affected by the effects of severe winter storms and slightly higher fuel costs. Partially offsetting the improvement in the first quarter of 1997 was the renewal of the U.S. air cargo excise tax in mid-March 1997, as the excise tax was not in effect during the first quarter of 1996.

     Emery has converted eight international agent operations in the past two years to wholly-owned operations in an effort to improve customer service and increase international revenues. Management intends to continue with additional conversions of international agent locations in an effort to improve and expand the level of customer service. In 1997, management revised employee incentive plans to focus on improving operating margins, rather than on revenue growth.

     On April 24, 1997, Emery Worldwide Airlines (EWA) was awarded a new contract with the U.S. Postal Service (USPS) to provide Priority Mail sortation and transportation. The Company estimates that it could receive revenues of approximately $1.7 billion over the initial term of the contract, subject to reduction if the Company does not attain certain performance benchmarks. However, the foregoing estimate is subject to a number of uncertainties and assumptions (including assumptions regarding Priority Mail volumes to be handled under the contract), and there can be no assurance that the revenues realized by the Company will not be less than this amount. The initial term of the contract ends in February 2002, although the contract may be renewed by the USPS for two successive three-year terms. The contract establishes fixed prices per piece for four years, subject to adjustments based on volume and percentage of on-time performance and for increases in fuel and wage costs. As a result, the effect of the contract on the Company's results of operations will depend largely on its ability to control costs of performance under the contract. The contract calls for the Company to obtain, equip and fully staff ten Priority Mail processing centers in major metropolitan areas along the eastern seaboard. The contract calls for five of the processing centers to be fully operational by late October 1997, and for the remaining five to be fully operational by late February 1998. The contract also provides for the Company to pay liquidated damages if the centers are not operational on time, and provides for the Company to receive incentive bonuses if completed early. For 1997, the Company has budgeted approximately $102 million for capital expenditures associated with the new contract plus approximately $17 million for other costs. Operations under the contract are scheduled to commence in July 1997. The contract may be terminated by the USPS for failure by the Company to perform its obligations thereunder and, as is common in government contracts, may be terminated by the USPS "for convenience" (i.e., without cause), although the USPS may be required, following termination for convenience, to reimburse the Company for capital expenditures associated with the contract.

OTHER OPERATIONS

     The Other segment, which consists of Menlo Logistics, Road Systems and VantageParts, reported a marginal increase in revenues for the first quarter of 1997 over the first quarter of 1996. Menlo Logistics' revenues, which made up most of the segment's revenues for the 1997 quarter, were up

9.6% over the first quarter of 1996, but were offset by significantly lower revenues from Road Systems due to a reduced number of trailer sales.

     Operating income for the segment increased only 1.6% over the first quarter of 1996, again largely due to the lower trailer sales. Menlo's operating income increased 53.4% over the first quarter of 1996 as its revenue mix shifted to higher margin dedicated logistics management services from the lower margin, but higher revenue generating, transportation management services.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company had $78.3 million in cash and cash equivalents. Net cash flow from operations during the first quarter of 1997 was $33.7 million, the primary components of which were net income and depreciation and amortization. Cash flow from operations in the first quarter of 1996 was $64.3 million and was attributable primarily to a significant reduction of accounts receivable and to income from continuing operations and depreciation.

     Capital expenditures for the first quarter of 1997 were $35.2 million, which was $14.4 million lower than the same quarter in 1996. The Company expects to fund capital expenditure requirements for the year for its existing businesses with cash from operations and, if necessary, borrowings under credit facilities. The Company expects to pursue external financing for start-up expenses and operating equipment needed to service the U.S. Postal Service contract described above.

     Net debt repayments for the first quarter of 1997 totaled $11.8 million compared to a $37.7 million net increase in debt in the first quarter of 1996. Proceeds from the exercise of stock options, which the Company believes increased due to the spin-off of CFC, provided $16.0 million of cash compared with less than $1 million in the first quarter of 1996. At March 31, 1997, the Company had outstanding short-term borrowings of $100.0 million and outstanding letters of credit of $124.1 million under its $350 million unsecured credit facility. Under several other unsecured credit facilities, at March 31, 1997, the Company had outstanding short-term borrowings of $45.0 million and outstanding letters of credit of $69.8 million. At March 31, 1997, the Company had $125.9 million available for additional short-term borrowings and letters of credit under the $350 million credit facility while $5.5 million was available under other uncommitted credit facilities. Additionally, payments of preferred and common dividends were approximately $7.4 million in both the first quarter of 1997 and 1996.

Other Items

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

     Certain statements included or incorporated by reference herein constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties. Any such forward-looking statements contained or incorporated by reference herein should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks" or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. In that regard, the following factors, among others, could cause actual results and other matters to differ materially from those in such forward-looking statements: changes in general business and economic conditions; increasing domestic and international competition and pricing pressure; changes in fuel prices; uncertainties regarding the Company's new contract with the USPS; labor matters, including changes in labor costs, renegotiation of labor contracts and the risk of work stoppages or strikes; changes in governmental regulation; environmental and tax matters, including the aviation excise tax and aircraft maintenance cost matters discussed above; and matters relating to the recently completed spin-off of Consolidated Freightways Corporation (CFC). In that regard, the Company is or may be subject to substantial liabilities with respect to certain matters relating to CFC's business and operations, including, without limitation, guarantees of certain indebtedness of CFC and liabilities for employment-related and environmental matters. Although CFC is, in general, either the primary obligor or jointly and severally liable with the Company with respect to these matters, a failure to pay or other default by CFC with respect to the obligations as to which the Company is or may be, or may be perceived to be, liable, whether because of CFC's bankruptcy or insolvency or otherwise, could lead to substantial claims against the Company. As a result of the foregoing, no assurance can be given as to future results of operations or financial condition.


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

ITEM 4.  Submission of Matters to a Vote of Security Holders

     At the Annual Shareholders Meeting held April 28, 1997, the following proposals were presented with the indicated voting results:

     For the purpose of electing members of the Board of Directors, the votes representing shares of Common and Preferred stock were cast as follows:

                 Nominee            For             Withheld
            Robert Alpert       43,514,965          750,685
            Margaret G. Gill    43,503,897          761,753
            Robert Jaunich II   43,520,592          745,058
            Robert P. Wayman    43,522,817          742,833

     The following directors did not stand for election and continued in office as directors after the Annual Shareholders Meeting: Earl F. Cheit, Richard A. Clarke, W. Keith Kennedy Jr., Richard B. Madden, Donald E. Moffitt, Robert D. Rogers, and William J. Schroeder.

     Subsequent to the Annual Shareholders Meeting, the Board of Directors appointed Michael J. Murray to fill a vacant position with the Board. The appointment was effective May 3, 1997.

     A proposed amendment to the Company's Certificate of Incorporation was approved. The amendment, which changes the name of the Company from "Consolidated Freightways, Inc." to "CNF Transportation Inc.", was approved by the following vote: For 43,640,046; Against 445,314; Abstain 180,290.

     The 1997 Equity and Incentive Plan was approved by the following vote:
For 34,939,104; Against 7,903,276; Abstain 1,423,270.

     The appointment of Arthur Andersen LLP as independent public accountants for the year 1997 was approved by the following vote: For 43,640,106; Against 331,721; Abstain 293,823.

ITEM 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

            (3)(a)    CNF Transportation Inc. By-Laws
                      as Amended May 3, 1997 (incorporated by reference from Exhibit 4(b) to the Company's registration statement on Form S-3 dated May 6, 1997, no. 333-26595).

            (3)(b)    Amendment to CNF Transportation
                      Inc. Certificate of Incorporation (incorporated by reference from Exhibit 4(a) to the Company's registration statement on Form S-3 dated May 6, 1997, no. 333-26595).

            (11)      Computation of Per Share Earnings

            (12)      Computation of Ratios of Earnings to Fixed Charges

            (27)      Financial Data Schedule

       (b)  Reports on Form 8-K

                     No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company (Registrant) has duly caused this Form 10-Q Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CNF Transportation Inc.
                                (Registrant)


May 14, 1997                              /s/Gregory L. Quesnel
                                          Gregory L. Quesnel
                                          Executive Vice President and
                                          Chief Financial Officer


May 14, 1997                              /s/Gary D. Taliaferro
                                          Gary D. Taliaferro
                                          Vice President and Controller