Form 10-Q
period 1997-06-30
CNF TRANSPORTATION INC
filed 1997-08-13
CIK 23675

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


         X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997

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



            Number of shares of Common Stock, $.625 par value,
               outstanding as of July 31, 1997:  46,542,234

                          CNF TRANSPORTATION INC.
                                 FORM 10-Q
                        Quarter Ended June 30, 1997

___________________________________________________________________________

___________________________________________________________________________


                                   INDEX



PART I.  FINANCIAL INFORMATION                            Page

  Item 1.  Financial Statements

       Consolidated Balance Sheets -
         June 30, 1997 and December 31, 1996                 3

       Statements of Consolidated Income -
         Three and Six Months Ended June 30, 1997 and 1996   5

       Statements of Consolidated Cash Flows -
            Six Months Ended June 30, 1997 and 1996          6

       Notes to Consolidated Financial Statements            7

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations    9


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                 15

  Item 5. Other Information                                 15

  Item 6. Exhibits and Reports on Form 8-K                  15


  SIGNATURES                                                16

                       PART I. FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS

                          CNF TRANSPORTATION INC.
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                                    June 30,   December 31,
                                                      1997         1996
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $  136,546   $   82,094
  Trade accounts receivable, net of allowances       548,682      542,381
  Other accounts receivable                           49,665       49,278
  Operating supplies, at lower of average
    cost or market                                    34,287       32,916
  Prepaid expenses                                    41,570       31,249
  Deferred income taxes                               78,306       77,977
     Total Current Assets                            889,056      815,895

PROPERTY, PLANT AND EQUIPMENT, at cost
  Land                                               107,924      104,314
  Buildings and improvements                         280,623      265,655
  Revenue equipment                                  617,162      586,720
  Other equipment and leasehold improvements         327,794      302,679
                                                   1,333,503    1,259,368
  Accumulated depreciation and amortization         (558,954)    (506,719)
                                                     774,549      752,649

OTHER ASSETS
  Restricted funds                                    12,296       12,685
  Deposits and other assets                           99,835       95,144
  Unamortized aircraft maintenance, net              123,541      119,927
  Costs in excess of net assets of businesses
    acquired, net of accumulated amortization        281,067      285,566
                                                     516,739      513,322

TOTAL ASSETS                                      $2,180,344   $2,081,866



          The accompanying notes are an integral part of these statements.

                          CNF TRANSPORTATION INC.
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                                    June 30,   December 31,
                                                      1997         1996
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                $  211,686   $  210,902
  Accrued liabilities                                399,876      349,497
  Accrued claims costs                                93,880       87,340
  Current maturities of long-term
   debt and capital leases                             4,895        3,185
  Short-term borrowings                                   -       155,000
  Federal and other income taxes                       8,320        9,162
     Total Current Liabilities                       718,657      815,086

LONG-TERM LIABILITIES
  Long-term debt and guarantees                      362,670      366,305
  Long-term obligations under capital leases         110,858      110,896
  Accrued claims costs                                58,119       57,912
  Employee benefits                                  127,564      115,470
  Other liabilities and deferred credits              64,148       75,479
  Deferred income taxes                               40,755       32,439
     Total Liabilities                             1,482,771    1,573,587

Company-Obligated Mandatorily Redeemable
  Convertible Preferred Securities of Subsidiary,
  CNF Trust I, Holding Solely Convertible
  Debentures                                         125,000           -

SHAREHOLDERS' EQUITY
  Preferred stock, no par value; authorized
   5,000,000 shares:
     Series B, 8.5% cumulative, convertible,
      $.01 stated value; designated 1,100,000
      shares; issued 868,745 and 875,191 shares,
      respectively                                         9            9
  Additional paid-in capital, preferred stock        132,127      133,108
  Deferred TASP compensation                        (105,418)    (108,655)
     Total Preferred Shareholders' Equity             26,718       24,462

  Common stock, $.625 par value; authorized
     100,000,000 shares; issued 53,440,106
     and 51,595,827 shares, respectively              33,400       32,247
  Additional paid-in capital, common stock           270,394      242,879
  Cumulative translation adjustment                    1,483        3,279
  Retained earnings                                  412,998      378,744
  Cost of repurchased common stock
    (6,992,944 and 7,029,917 shares, respectively)  (172,420)    (173,332)
       Total Common Shareholders' Equity             545,855      483,817
     Total Shareholders' Equity                      572,573      508,279
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $2,180,344   $2,081,866

      The accompanying notes are an integral part of these statements.



                               PAGE 5

                      CNF TRANSPORTATION INC.
                STATEMENTS OF CONSOLIDATED INCOME
         (Dollars in thousands except per share amounts)

                                                   Three Months Ended          Six Months Ended
                                                        June 30                     June 30
                                                   1997         1996           1997         1996
REVENUES
  Con-Way Transportation Services             $   365,405  $   316,653    $   699,863  $   618,494
  Emery Worldwide                                 518,950      476,329      1,027,502      922,928
  Other                                           118,208      101,354        217,826      200,787
                                                1,002,563      894,336      1,945,191    1,742,209

COSTS AND EXPENSES
  Con-Way Transportation Services
    Operating Expenses                            263,305      233,433        511,218      463,485
    Selling and Administrative Expenses            46,328       40,668         89,599       80,719
    Depreciation                                   15,691       12,547         30,488       23,901
                                                  325,324      286,648        631,305      568,105
  Emery Worldwide
    Operating Expenses                            411,435      383,698        818,281      749,401
    Selling and Administrative Expenses            75,921       66,174        150,173      128,022
    Depreciation                                    9,493        7,807         18,440       15,355
                                                  496,849      457,679        986,894      892,778
  Other
    Operating Expenses                            104,570       90,154        192,672      179,987
    Selling and Administrative Expenses             7,530        6,560         14,398       12,299
    Depreciation                                    1,423          638          2,688        1,169
                                                  113,523       97,352        209,758      193,455
                                                  935,696      841,679      1,827,957    1,654,338
OPERATING INCOME
  Con-Way Transportation Services                  40,081       30,005         68,558       50,389
  Emery Worldwide                                  22,101       18,650         40,608       30,150
  Other                                             4,685        4,002          8,068        7,332
                                                   66,867       52,657        117,234       87,871
OTHER INCOME (EXPENSE)
  Investment Income                                   124           52            124           52
  Interest Expense                                (10,262)      (9,891)       (21,067)     (19,555)
  Miscellaneous, net                               (1,702)      (1,495)        (1,092)      (1,362)
                                                  (11,840)     (11,334)       (22,035)     (20,865)
Income from Continuing Operations
  before Income Taxes                              55,027       41,323         95,199       67,006
Income Taxes                                       25,038       17,605         43,266       29,625
Net Income from Continuing Operations              29,989       23,718         51,933       37,381

Loss from Discontinued Operations net
  of Income Tax Benefits                               -       (10,062)            -       (23,445)
Net Income                                         29,989       13,656         51,933       13,936

Preferred Dividends                                 1,971        2,183          3,910        4,317

NET INCOME AVAILABLE TO COMMON
  SHAREHOLDERS                                    $28,018      $11,473        $48,023       $9,619

Primary Average Shares Outstanding (1)         47,363,813   44,876,168     46,798,519   44,898,563

PRIMARY EARNINGS (LOSS) PER SHARE
  Continuing Operations                             $0.59        $0.48          $1.03        $0.74
  Discontinued Operations                              -         (0.22)            -         (0.53)
                                                    $0.59        $0.26          $1.03        $0.21

FULLY DILUTED EARNINGS (LOSS) PER SHARE
  Continuing Operations                             $0.55        $0.45          $0.95        $0.69
  Discontinued Operations                              -         (0.21)            -         (0.48)
                                                    $0.55        $0.24          $0.95        $0.21

(1) Includes the dilutive effect of common stock equivalents

         The accompanying notes are an integral part of these statements.

                          CNF TRANSPORTATION INC.
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                          (Dollars in thousands)
                                                       Six Months Ended
                                                          June 30,
                                                       1997        1996

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      $  82,094   $  59,787

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                        51,933      13,936
     Adjustments to reconcile income
      to net cash provided by operating activities:
       Loss from discontinued operations                   -       23,445
       Depreciation and amortization                   57,354      44,184
       Increase in deferred income taxes                7,987       9,650
       Losses (Gains) from property disposals, net       (625)        179
     Changes in assets and liabilities:
       Receivables                                     (6,688)     27,860
       Prepaid expenses                               (10,321)     (9,698)
       Accounts payable                                   784      16,696
       Accrued liabilities                             50,379       2,369
       Accrued claims costs                             6,747       3,844
       Federal and other income taxes                    (842)     (4,978)
       Employee benefits                               12,094       6,790
       Other                                          (20,345)    (20,651)
     Net Cash Provided by Operating Activities        148,457     113,626

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                             (74,707)   (100,376)
     Proceeds from sales of property                    2,417       2,213
     Net Cash Used by Investing Activities            (72,290)    (98,163)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net repayment of long-term debt and capital
      lease obligations                                (1,963)     (2,356)
     Net borrowings (payments) under revolving
      lines of credit                                (155,000)     72,000
     Proceeds from issuance of subsidiary
      preferred stock                                 125,000          -
     Costs of issuance of subsidiary preferred stock   (3,569)         -
     Proceeds from exercises of stock options          28,599         948
     Payments of common dividends                      (9,124)     (8,796)
     Payments of preferred dividends                   (5,658)     (6,170)
     Net Cash Provided (Used) by Financing Activities (21,715)     55,626

     Net Cash Provided by Continuing Operations        54,452      71,089
     Net Cash Used by Discontinued Operations              -      (45,568)
     Increase in Cash and Cash Equivalents             54,452      25,521

CASH AND CASH EQUIVALENTS, END OF PERIOD            $ 136,546   $  85,308

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

    There have been no significant changes in the accounting policies of the Company. There were no significant changes in the Company's commitments and contingencies as previously described in the 1996 Annual Report to Shareholders and related annual report to the Securities and Exchange Commission Form 10-K except as indicated in Note 4.

   Operating results for 1996 have been restated to exclude the results of Consolidated Freightways Corporation (CFC), the Company's former long-haul, less-than-truckload carrier which was spun-off to shareholders on December 2, 1996, and is reported as discontinued operations in the prior year.

2. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). The statement replaces Primary Earnings Per Share (EPS) with Basic EPS. Basic EPS is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding; no dilution for any potentially dilutive securities is included. In addition, Diluted EPS under the new statement is calculated differently than the Fully Diluted EPS calculation under existing authoritative guidance. When applying the treasury stock method for Diluted EPS to compute dilution for options, the new statement requires use of the average share price for the period, rather than the greater of the average share price or end-of-period share price required by APB Opinion 15. Adoption of SFAS 128 is required in financial statements issued after December 15, 1997. Although early application is prohibited, prior periods will be restated. Had this statement been adopted January 1, 1997, Basic EPS and Diluted EPS from continuing operations for the three and six-month periods ended June 30, 1997 and June 30, 1996 would have been as follows:

                     Three Months Ended        Six Months Ended
                          June 30,                 June 30,
                       1997      1996           1997     1996

   Basic EPS          $0.61     $0.49          $1.05    $0.75
   Diluted EPS         0.55      0.45           0.95     0.69

3. On June 11, 1997, CNF Trust I, a Delaware business trust wholly owned by the Company (the Trust), issued 2,500,000 of its $2.50 Term Convertible Securities, Series A (TECONS) to the public for gross proceeds of $125 million. The combined proceeds from the issuance of the TECONS and the issuance to the Company of the common securities of the Trust were invested by the Trust in $128.9 million aggregate principal amount of 5% convertible subordinated debentures due June, 2012 (the Debentures) issued by the Company. The Debentures represent the sole assets of the Trust. After paying underwriting compensation and other expenses associated with the offering of the TECONS, the net proceeds from the sale of the Debentures are intended to be used to pay costs associated with the recently signed contract with the United States Postal Service (USPS). These include costs to acquire surface transportation equipment and to equip ten Priority Mail processing centers. Any remaining net proceeds will be applied by the Company for other general corporate purposes, which may include repayment of indebtedness. As of June 30, 1997, the net proceeds were temporarily applied to reduce short-term borrowings.

   Holders of the TECONS are entitled to receive cumulative cash distributions at an annual rate of $2.50 per TECONS (equivalent to a rate of 5% per annum of the stated liquidation amount of $50 per TECONS). With certain limitations, the Company has guaranteed, on a subordinated basis, distributions and other payments due on the TECONS, to the extent the Company has funds available therefor and subject to certain further limitations (the "Guarantee"). The Guarantee, when taken together with the obligations of the Company under the Debentures, the Indenture pursuant to which the Debentures were issued, and the Amended and Restated Declaration of Trust of the Trust (including its obligations to pay costs, fees, expenses, debts and other obligations of the Trust (other than with respect to the TECONS and the common securities of the Trust)), provide a full and unconditional guarantee of amounts due on the TECONS.

   The Company has the right to defer payments of interest on the Debentures for successive periods not exceeding 20 consecutive quarters, and quarterly distributions on the TECONS would be deferred by the Trust (but would continue to accumulate) until the end of any such extension period. The Company does not currently anticipate exercising such right to extend payments.

   The Debentures are redeemable for cash, at the option of the Company, in whole or in part, on or after June 1, 2000 at a price equal to 103.125% of the principal amount, declining annually to par if redeemed on or after June 1, 2005, plus accrued and unpaid interest. In certain circumstances relating to federal income tax matters, the Debentures may be redeemed by the Company at 100% of the principal plus accrued and unpaid interest.
Upon any redemption of the Debentures, a like aggregate liquidation amount of TECONS will be redeemed. The TECONS do not have a stated maturity date, although they are subject to mandatory redemption upon maturity of the Debentures on June 1, 2012, or earlier redemption.

   Each TECONS is convertible at any time prior to the close of business on June 1, 2012 at the option of the holder into shares of the Company's common stock at an initial conversion price of $40.00 per share (equivalent to an initial conversion rate of 1.25 shares of the Company's common stock for each TECONS), subject to adjustment in certain circumstances. Except under limited circumstances, the TECONS have no voting rights.

4. The Internal Revenue Service (IRS) has proposed adjustments that would require that Emery Air Freight Corporation (EAFC), a subsidiary of the Company, pay substantial additional aviation excise taxes for the period from January 1, 1990 through September 30, 1995. The Company has filed protests contesting these proposed adjustments and is engaged in discussions with the administrative conference division (Appeals Office) of the IRS.

   The Company believes that there is legal authority to support the manner in which it has calculated and paid the aviation excise taxes and, accordingly, the Company intends vigorously to continue to challenge the proposed adjustments. Nevertheless, the Company is unable to predict the ultimate outcome of this matter. As a result, there can be no assurance that the Company will not have to pay a substantial amount of additional aviation excise taxes for the 1990 through 1995 tax period. In addition, it is possible that the IRS may seek to increase the amount of the airline excise tax payable by EAFC for periods subsequent to September 30, 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements".

   The IRS has proposed an adjustment for tax years 1987 through 1990 based on the IRS' position that certain aircraft maintenance costs should have been capitalized rather than expensed for federal income tax purposes. In addition, the Company believes it likely that the IRS will propose an additional adjustment, based on the same IRS position with respect to aircraft maintenance costs, for subsequent tax years. The Company believes that its practice of expensing these types of maintenance costs is consistent with industry practice. Accordingly, the Company intends to vigorously challenge the proposed adjustment. Nevertheless, the Company is unable to predict the ultimate outcome of this matter. As a result, there can be no assurance that the Company will not have to pay substantial additional tax. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements".

   The Company and its subsidiaries are defendants in various other lawsuits incidental to their businesses. It is the opinion of management that the ultimate outcome of these incidental lawsuits will not have a material adverse effect on the Company's consolidated financial position or results of operations.


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

GENERAL

     Total second quarter revenues in 1997 of CNF Transportation Inc. increased 12.1% over the second quarter of 1996. The six-month revenues in 1997 were 11.7% above the six-month results of the prior year. The quarter's record revenues and six-month revenues resulted from significant revenue increases at all three operating segments. Successful marketing strategies were enhanced by improved global economic conditions and a more stable pricing environment resulting in record revenues for the Company.

     The Company's second quarter total operating income increased 27.0% over the second quarter of 1996 while operating income for the six months improved 33.4% over the same period in 1996. The record results for the quarter and the increased six-month operating income were the result of significantly higher operating income at all three of the operating segments. The higher operating income is attributable to the increased revenue levels at all segments combined with improved operating efficiencies among the segments. The prior year, six-month results of Con-Way Transportation Service ("CTS") and Emery Worldwide ("Emery") included the adverse effects of severe winter storms in the first quarter of 1996 and higher, unrecovered fuel costs.

     Other expenses for the second quarter and first half of 1997 increased 4.5% and 5.6% over the second quarter and first half of last year, respectively, and were caused primarily by higher interest expense. Interest expense was higher as a result of increased borrowings under the unsecured credit facility partially offset by a reduction in the borrowing balance beginning June 11, 1997, from the temporary application of the net proceeds from securities issued by a subsidiary trust.

     The effective income tax rate for the quarter and first six months of 45.5% was higher than last year's rates of 42.6% and 44.2%, respectively, due in part to higher foreign taxes on foreign source income and other nondeductible items.

     Net income applicable to common stock for the second quarter and first six months of 1997 was $16.5 million and $38.4 million higher than the respective periods in the prior year due to higher operating income in 1997 and losses from discontinued operations of $10.1 million and $23.4 million reported in the second quarter and first six months of 1996, respectively.

     Significant variations in segment revenues and operating income are as follows:

CON-WAY TRANSPORTATION SERVICES

     Second quarter revenues for CTS were 15.4% higher than the second quarter of 1996 and six-month revenues were 13.2% higher than the same period last year. The increased revenues in both the quarter and year-to-date periods resulted primarily from increased tonnage and improved pricing conditions in the industry amid stronger economic conditions compared with the same periods in 1996. Total tonnage for the regional carriers in the second quarter and first six months of 1997 increased 11.0% and 8.4% over the respective periods in 1996, with less-than-truckload tonnage, which typically has higher rates than truckload tonnage, up 6.3% and 4.4% over the second quarter and first six months of 1996, respectively.

     CTS's record operating income in the second quarter of 1997 was 33.6% higher than the second quarter of last year. The six-month operating income was 36.1% above the same period in 1996. The higher operating income was primarily attributable to increased revenues, improved freight system utilization in newer geographic regions and markets served by CTS, lower costs from improved operating efficiencies, and improved pricing conditions in the industry. The improvement in the first half 1997 operating income was also attributable in part to severe winter weather in the first quarter of 1996 and by higher unrecovered fuel costs in the first half of 1996.

     CTS underwent certain management changes near the end of the second quarter of 1997. The new management's strategies will continue to focus on improving operating margins. These strategies include efforts to increase the utilization of the freight system in the Pacific northwest and northeastern United States, continued emphasis on market penetration in light of the withdrawal of a major competitor from several key regional markets, and efforts to reprice or replace low margin business.


EMERY WORLDWIDE

     Emery's revenues for the second quarter and first six months of 1997 were up 8.9% and 11.3% compared to the same periods in 1996. The increased revenues were primarily attributable to higher tonnage levels in both domestic and international markets. The higher tonnage combined with a relatively stable pricing environment more than offset lower business levels from the automotive industry caused by strikes. Domestic commercial tonnage in the second quarter of 1997 was 6.6% higher than the second quarter last year and international tonnage was up 4.8% for the same period. Domestic and international commercial tonnage was up 7.9% and 7.7% for the six-month period in 1997 compared with the same period last year.

     Emery's second quarter operating income in 1997 was 18.5% above the second quarter of 1996 and six-month operating income was up 34.7% compared to the same period in 1996. The improvement in operating income was attributable in part to increased revenues, a fuel index fee intended to recover a portion of higher fuel costs from customers, a more profitable mix of services and improved pricing. In addition, operating income for the first six months of 1996 was adversely affected by severe winter storms in the first quarter and slightly higher fuel costs. Partially offsetting the improvements in the second quarter and six months of 1997 were the strikes in the automotive industry and, for the six month comparison, the renewal of the U.S. air cargo excise tax in mid-March 1997. The excise tax was not in effect during the first quarter of 1996.

     Emery's management strategies continue to be directed toward the improvement of operating margins. Among the strategies to improve margins are increased use of zone based pricing, evaluating and modifying the service mix, technology enhancements, increased use of owned and dedicated international agent locations and continued emphasis on operating efficiencies to reduce costs. Among the operating efficiency improvements Emery has undertaken is a redesign and upgrade of the sortation center located at its leased air cargo facility (the "Hub") at the Dayton International Airport in Ohio, which it estimates will be completed in the year 2000 at a cost of approximately $56 million. This redesign and upgrade, when completed, is expected to increase sortation capacity at the Hub by more than 30%.

     On July 2, 1997, Emery's pilots at the Hub voted to approve representation by the Airline Pilots Association. Contract negotiations are expected to begin in six months to one year. The Company is unable to predict the outcome of these contract negotiations or their effect on its results of operations.

     On April 24, 1997, Emery Worldwide Airlines (EWA), a subsidiary of the Company, was awarded a new contract with the U.S. Postal Service (USPS) to provide Priority Mail sortation and transportation. The USPS has indicated that the Company could receive revenues of approximately $1.7 billion over the initial 58 month term of the contract. However, the foregoing amount is subject to a number of uncertainties and assumptions (including assumptions regarding Priority Mail volumes to be handled under the contract and a projected growth rate for that volume over the life of the contract, and further assumes that the Company meets the performance standards established by the contract), and there can be no assurance that the revenues realized by the Company will not be less than this amount. In that regard, the contract does not specifically set forth a minimum volume of Priority Mail to be handled by the Company. The initial term of the contract ends in February 2002, although the contract may be renewed by the USPS for two successive three-year terms.

     The contract establishes fixed prices per piece, subject to adjustments based on volume and percentage of on-time performance and for increases in certain wage costs, and provides for EWA to be reimbursed for fuel costs. In addition, the contract contains a number of specific service standards that the Company is required to meet (including a benchmark of 96.5% on-time and accurate handling by the Company) and provides for financial disincentives, which could be substantial, if the Company fails to meet those standards. As a result, the effect of the contract on the Company's results of operations will depend largely on its ability to control costs of performance under the contract and to meet the performance standards under the contract.

     The contract calls for the Company to obtain, equip and fully staff ten Priority Mail processing centers in major metropolitan areas along the eastern seaboard. The contract calls for five of the processing centers to be fully operational by late October 1997, and for the remaining five to be fully operational by late February 1998. The contract also provides for the Company to pay liquidated damages if the centers are not operational on time, and provides for the Company to receive incentive bonuses if completed by required dates. The Company has begun the process of establishing the first five processing centers. For 1997, the Company has budgeted approximately $102 million for capital expenditures associated with the new contract plus approximately $17 million for other associated costs. The contract may be terminated by the USPS for failure by the Company to perform its obligations thereunder and, as is common in government contracts, may be terminated by the USPS "for convenience" (i.e., without cause), although the USPS is required, following termination for convenience, to reimburse the Company for certain expenditures associated with the contract.

OTHER OPERATIONS

     The Other segment, consisting of Menlo Logistics (Menlo), Road Systems and VantageParts, reported a revenue increase of 16.6% for the second quarter of 1997 over the second quarter of 1996. Six-month revenues were 8.5% above the same period last year. The majority of the segment's revenues originate from Menlo which increased approximately 20% for the quarter and 13% for the six months over the respective periods of 1996. The higher revenues for Menlo were again offset by significantly lower revenues from Road Systems due to lower trailer sales.

     The segment's operating income for the second quarter and first six months of 1997 increased 17.1% and 10.0%, respectively, over the same periods of 1996. Like last quarter, increased operating income from Menlo was partially offset by lower income from Road Systems due to lower trailer sales. Menlo's operating income for the second quarter and six months ended 1997 increased 34.9% and 41.9% over the respective periods in 1996 as its revenue mix continued to shift to higher margin dedicated logistics management services from the lower margin, but higher revenue generating, transportation management services.


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, the Company had $136.5 million in cash and cash equivalents. Net cash flow from operations during the first six months of 1997 was $148.5 million, the primary components of which were net income, depreciation and amortization and an increase in accrued liabilities. Cash flow from operations in the first six months of 1996 was $113.6 million and was attributable primarily to income from continuing operations, depreciation and amortization and a reduction of accounts receivable.

     Capital expenditures for the first half of 1997 were $74.7 million, which were $25.7 million lower than the same period in 1996. As discussed below, the proceeds from the issuance of the TECONS will be used primarily to pay costs associated with the recently signed contract with the USPS, including costs to acquire surface transportation equipment and equip ten Priority Mail processing centers. The Company expects to fund capital expenditure requirements for the remainder of 1997 with cash from operations, $121.4 million of the net proceeds from the offering of 2,500,000, $2.50 Term Convertible Securities, Series A ("TECONS") issued by a subsidiary trust in June 1997, and if necessary, borrowings under credit facilities.

     Proceeds from the exercise of stock options provided $28.6 million of cash compared with less than $1 million in the first six months of 1996. Additionally, payments of preferred and common dividends were approximately $14.8 million and $15.0 million in the first six months of 1997 and 1996, respectively.

     Net debt repayments for the first half of 1997 totaled $157.0 million, including full repayment of borrowings under the unsecured lines of credit, compared to a $69.6 million net increase in debt in the first half of 1996. The borrowings under the unsecured lines of credit were temporarily repaid with proceeds from the issuance of the TECONS pending application of such net proceeds to pay costs associated with the USPS contract.

     At June 30, 1997, under its $350 million unsecured credit facility, the Company had outstanding letters of credit of $121.9 million, leaving $228.1 million available for additional short-term borrowings and letters of credit under this facility. Under several other unsecured letter of credit facilities, the Company had outstanding letters of credit of $69.6 million at June 30, 1997, leaving $5.4 million available for additional letters of credit. Further, the Company had available $90.0 million of capacity under other short-term uncommitted borrowing lines, none of which was drawn.

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

Forward-Looking Statements

     Certain statements included or incorporated by reference herein constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties. Any such forward-looking statements contained or incorporated by reference herein should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks" or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. In that regard, the following factors, among others and in addition to the matters discussed elsewhere herein and in any documents incorporated by reference herein, could cause actual results and other matters to differ materially from those in such forward-looking statements:
changes in general business and economic conditions; increasing domestic and international competition and pricing pressure; changes in fuel prices; uncertainties regarding the Company's new contract with the USPS; labor matters, including changes in labor costs, negotiation and renegotiation of labor contracts and the risk of work stoppages or strikes; changes in governmental regulation; environmental and tax matters, including the aviation excise tax and aircraft maintenance cost matters discussed above; and matters relating to the recently completed spin-off of Consolidated Freightways Corporation (CFC). In that regard, the Company is or may be subject to substantial liabilities with respect to certain matters relating to CFC's business and operations, including, without limitation, guarantees of certain indebtedness of CFC and liabilities for employment-related and environmental matters. Although CFC is, in general, either the primary obligor or jointly and severally liable with the Company with respect to these matters, a failure to pay or other default by CFC with respect to the obligations as to which the Company is or may be, or may be perceived to be, liable, whether because of CFC's bankruptcy or insolvency or otherwise, could lead to substantial claims against the Company. As a result of the foregoing, no assurance can be given as to future results of operations or financial condition.

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

ITEM 5.  Other Information

     In July 1997, Gregory L. Quesnel was elected by the Board of Directors as President and Chief Operating Officer of the Company. Prior to the election, Mr. Quesnel was the Company's Executive Vice President and Chief Financial Officer.

     Chutta Ratnathicam, who was previously Vice President-International for Emery Worldwide, was promoted to Senior Vice President of the Company and has succeeded Mr. Quesnel as Chief Financial Officer of the Company.

     Also in July, Gerald L. Detter was named President and Chief Executive Officer of Con-Way Transportation Services (CTS). Detter most recently was President of Con-Way Central Express, the largest of CTS's three regional trucking companies. Detter succeeds Robert T. Robertson, who is leaving the Company after more than 27 years of service.

ITEM 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

                  11        Computation of Per Share Earnings

                  27        Financial Data Schedule

                  99(a) Computation of Ratios of Earnings to Fixed Charges -- the ratios of earnings to fixed charges were 2.6 and 2.2 for the six months ended
                            June 30, 1997 and 1996, respectively.

                    (b)     Computation of Ratios of Earnings to
                            Combined Fixed Charges and Preferred
                            Stock Dividends -- the ratios of
                            earnings to combined fixed charges
                            and preferred stock dividends were
                            2.6 and 2.2 for the six months ended
                            June 30, 1997 and 1996, respectively.

        (b)  Reports on Form 8-K

                 A Form 8K was filed on May 27, 1997, under Item 5,
            Other Events, to report the proposed public offering of $2.50 Term Convertible Securities, Series A ("TECONS"), and to make available certain information set forth in the prospectus supplement relating to the TECONS.

                 A Form 8K was filed on June 11, 1997, under Item 5,
            Other Events, to report the execution of an underwriting agreement in connection with the previously announced public offering of TECONS.



                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company (Registrant) has duly caused this Form 10-Q Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CNF Transportation Inc.
                                (Registrant)


August 13, 1997                           /s/Chutta Ratnathicam
                                          Chutta Ratnathicam
                                          Senior Vice President and
                                            Chief Financial Officer


August 13, 1997                           /s/Gary D. Taliaferro
                                          Gary D. Taliaferro
                                          Vice President and Controller