Form 10-Q
period 1997-09-30
CNF TRANSPORTATION INC
filed 1997-11-12
CIK 23675

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


         X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1997

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



            Number of shares of Common Stock, $.625 par value,
              outstanding as of October 31, 1997: 46,823,451

                          CNF TRANSPORTATION INC.
                                 FORM 10-Q
                      Quarter Ended September 30, 1997

___________________________________________________________________________

___________________________________________________________________________


                                   INDEX



PART I.  FINANCIAL INFORMATION                            Page

  Item 1.  Financial Statements

       Consolidated Balance Sheets -
         September 30, 1997 and December 31, 1996            3

       Statements of Consolidated Income -
         Three and Nine Months Ended September 30, 1997
         and 1996                                            5

       Statements of Consolidated Cash Flows -
            Nine Months Ended September 30, 1997 and 1996    6

       Notes to Consolidated Financial Statements            7

  Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations 9


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                 15

  Item 6. Exhibits and Reports on Form 8-K                  15


  SIGNATURES                                                16

                       PART I. FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS

                          CNF TRANSPORTATION INC.
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                                 September 30, December 31,
                                                     1997           1996
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                     $  163,885     $   82,094
  Trade accounts receivable, net of allowances     653,181        542,381
  Other accounts receivable                         26,182         49,278
  Operating supplies, at lower of average
     cost or market                                 36,462         32,916
  Prepaid expenses                                  40,566         31,249
  Deferred income taxes                             80,480         77,977
     Total Current Assets                        1,000,756        815,895

PROPERTY, PLANT AND EQUIPMENT, net
  Land                                             107,848        104,314
  Buildings and improvements                       287,305        265,655
  Revenue equipment                                648,263        586,720
  Other equipment and leasehold improvements       353,495        302,679
                                                 1,396,911      1,259,368
  Accumulated depreciation and amortization       (587,891)      (506,719)
                                                   809,020        752,649

OTHER ASSETS
  Restricted funds                                  13,444         12,685
  Deposits and other assets                        109,658         95,144
  Unamortized aircraft maintenance, net            123,289        119,927
  Costs in excess of net assets of businesses
     acquired, net of accumulated amortization     278,807        285,566
                                                   525,198        513,322

TOTAL ASSETS                                    $2,334,974     $2,081,866



          The accompanying notes are an integral part of these statements.

                          CNF TRANSPORTATION INC.
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                                 September 30,  December 31,
                                                     1997          1996
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                              $  259,997     $  210,902
  Accrued liabilities                              429,043        349,497
  Accrued claims costs                              98,533         87,340
  Current maturities of long-term debt and
     capital leases                                  4,895          3,185
  Short-term borrowings                                 -         155,000
  Federal and other income taxes                    32,156          9,162
     Total Current Liabilities                     824,624        815,086

LONG-TERM LIABILITIES
  Long-term debt and guarantees                    362,670        366,305
  Long-term obligations under capital leases       110,838        110,896
  Accrued claims costs                              55,599         57,912
  Employee benefits                                134,182        115,470
  Other liabilities and deferred credits            67,569         75,479
  Deferred income taxes                             45,097         32,439
     Total Liabilities                           1,600,579      1,573,587

Company-Obligated Mandatorily Redeemable
  Convertible Preferred Securities of
  Subsidiary, CNF Trust I,Holding Solely
  Convertible Debentures of CNF
  Transportation Inc. (Note 3)                     125,000             -

SHAREHOLDERS' EQUITY
  Preferred stock, no par value; authorized
     5,000,000 shares:
     Series B, 8.5% cumulative, convertible,
       $.01 stated value; designated
       1,100,000 shares;issued 867,041 and
       875,191 shares, respectively                      9              9
  Additional paid-in capital, preferred stock      131,868        133,108
  Deferred TASP compensation                      (103,478)      (108,655)
     Total Preferred Shareholders' Equity           28,399         24,462

  Common stock, $.625 par value; authorized
     100,000,000 shares; issued 53,742,691
     and 51,595,827 shares, respectively            33,589         32,247
  Additional paid-in capital, common stock         276,591        242,879
  Cumulative translation adjustment                 (4,804)         3,279
  Retained earnings                                450,676        378,744
  Cost of repurchased common stock
     (6,984,622 and 7,029,917 shares,
      respectively)                               (172,215)      (173,332)
  Deferred compensation                             (2,841)           -
     Total Common Shareholders' Equity             580,996        483,817
     Total Shareholders' Equity                    609,395        508,279

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $2,334,974     $2,081,866

      The accompanying notes are an integral part of these statements.

                          CNF TRANSPORTATION INC.
                    STATEMENTS OF CONSOLIDATED INCOME
            (Dollars in thousands except per share amounts)

                                               Three Months Ended         Nine Months Ended
                                                  September 30,             September 30,
                                                1997       1996             1997        1996
REVENUES
  Con-Way Transportation Services     $      387,975  $ 331,090   $    1,087,838 $   949,584
  Emery Worldwide                            599,830    497,860        1,627,332   1,420,788
  Other                                      139,557    106,840          357,383     307,627
                                           1,127,362    935,790        3,072,553   2,677,999

COSTS AND EXPENSES
  Con-Way Transportation Services
    Operating Expenses                       275,631    245,261          786,849     708,746
    Selling and Administrative Expenses       54,347     43,056          143,946     123,775
    Depreciation                              16,838     13,588           47,326      37,489
                                             346,816    301,905          978,121     870,010
  Emery Worldwide
    Operating Expenses                       462,476    399,529        1,280,757   1,148,930
    Selling and Administrative Expenses       90,938     68,788          241,111     196,810
    Depreciation                              10,197      8,013           28,637      23,368
                                             563,611    476,330        1,550,505   1,369,108
  Other
    Operating Expenses                       125,873     95,336          318,545     275,323
    Selling and Administrative Expenses        7,622      7,236           22,020      19,535
    Depreciation                               1,593        567            4,281       1,736
                                             135,088    103,139          344,846     296,594
                                           1,045,515    881,374        2,873,472   2,535,712
OPERATING INCOME
  Con-Way Transportation Services             41,159     29,185          109,717      79,574
  Emery Worldwide                             36,219     21,530           76,827      51,680
  Other                                        4,469      3,701           12,537      11,033
                                              81,847     54,416          199,081     142,287
OTHER INCOME (EXPENSE)
  Investment Income                              516         -               640          52
  Interest Expense                            (8,815)    (9,943)         (29,882)    (29,498)
  Dividend requirement on preferred
    securities of subsidiary trust (Note 3)   (1,561)        -            (1,908)         -
  Miscellaneous, net                             756     (2,408)              11      (3,770)
                                              (9,104)   (12,351)         (31,139)    (33,216)
Income from Continuing Operations
  before Income Taxes                         72,743     42,065          167,942     109,071
Income Taxes                                  33,098     18,766           76,364      48,391
NET INCOME FROM CONTINUING OPERATIONS         39,645     23,299           91,578      60,680

Loss from Discontinued Operations net
  of Income Tax Benefits                          -      (3,445)              -      (26,890)
Net Income                                    39,645     19,854           91,578      33,790

Preferred Dividends                            1,951      2,141            5,861       6,458

NET INCOME AVAILABLE TO COMMON
  SHAREHOLDERS                        $       37,694  $  17,713   $       85,717  $   27,332

Primary Average Shares
  Outstanding (Note 2)                    51,208,607 44,659,341       48,442,376  44,846,589

Earnings (Loss) Per Share (Note 2)
  Primary
    Continuing Operations             $         0.75  $    0.47   $         1.79  $     1.21
    Discontinued Operations                       -       (0.07)              -        (0.60)
                                      $         0.75  $    0.40   $         1.79  $     0.61
  Fully Diluted
    Continuing Operations             $         0.70  $    0.44   $         1.65  $     1.13
    Discontinued Operations                       -       (0.07)              -        (0.54)
                                      $         0.70  $    0.37   $         1.65  $     0.59

The accompanying notes are an integral part of these statements.

                          CNF TRANSPORTATION INC.
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                          (Dollars in thousands)
                                                      Nine Months Ended
                                                         September 30,
                                                       1997         1996

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      $  82,094   $  59,787

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           91,578      33,790
  Adjustments to reconcile income
     to net cash provided by operating activities:
       Loss from discontinued operations                   -       26,890
       Depreciation and amortization                   88,748      69,188
       Increase (decrease) in deferred income taxes    10,155      (3,110)
       Gains from property disposals, net                (456)     (1,296)
     Changes in assets and liabilities:
       Receivables                                    (87,704)    (17,180)
       Prepaid expenses                                (9,317)     (2,734)
       Accounts payable                                49,095      22,201
       Accrued liabilities                             79,546      33,258
       Accrued claims costs                             8,880       5,095
       Federal and other income taxes                  22,994         371
       Employee benefits                               18,712      (8,341)
       Deferred charges and credits and other         (31,859)    (22,564)
     Net Cash Provided by Operating Activities        240,372     135,568

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                               (136,183)   (142,145)
  Proceeds from sales of property                       3,372       5,110
     Net Cash Used by Investing Activities           (132,811)   (137,035)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net payments of long-term debt
     and capital lease obligations                     (1,983)     (2,376)
  Net borrowings (payments) under revolving
     lines of credit                                 (155,000)    100,000
  Proceeds from issuance of subsidiary
     preferred securities                             125,000          -
  Costs of issuance of subsidiary preferred
     securities                                        (3,569)         -
  Proceeds from exercises of stock options             32,025         948
  Payments of common dividends                        (13,777)    (13,199)
  Payments of preferred dividends                      (8,466)     (9,229)
     Net Cash Provided (Used) by Financing Activities (25,770)     76,144

     Net Cash Provided by Continuing Operations        81,791      74,677
     Net Cash Used by Discontinued Operations             -       (52,880)
     Increase in Cash and Cash Equivalents             81,791      21,797

CASH AND CASH EQUIVALENTS, END OF PERIOD            $ 163,885   $  81,584

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

   Operating results for 1996 have been restated to exclude the results of Consolidated Freightways Corporation, the Company's former long-haul, less-than-truckload carrier which was spun-off to shareholders on December 2, 1996, and is reported as discontinued operations in the prior year.

2. Earnings Per Share

   Primary earnings per share (EPS) is based upon the weighted average number of common shares outstanding during each period after consideration of the dilutive effect of common stock equivalents. For all periods presented, common stock equivalents include stock options. For the three and nine months ended September 30, 1997, Primary EPS also includes the dilutive effect of restricted stock issued to officers and directors and convertible preferred securities of a subsidiary trust (TECONS) issued in June 1997. See Note 3 "Term Convertible Securities (TECONS)". Fully diluted EPS is similarly computed, but includes the dilutive effect of the Company's Thrift and Stock Plan (TASP) shares. See Exhibit 11 "Computation of Per Share Earnings".

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). The statement replaces Primary EPS with Basic EPS. Basic EPS is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding; no dilution for any potentially dilutive securities is included. In addition, Diluted EPS under the new statement is calculated differently than the Fully Diluted EPS calculation under existing authoritative guidance. When applying the treasury stock method for Diluted EPS to compute dilution for options, SFAS 128 requires use of the average share price for the period, rather than the greater of the average share price or end-of-period share price required by APB Opinion 15. Adoption of SFAS 128 is required in financial statements issued after December 15, 1997. Although early application is prohibited, prior periods will be restated.

   Had this statement been adopted January 1, 1997, Basic EPS and Diluted EPS from continuing operations for the three and nine-month periods ended September 30, 1997 and September 30, 1996 would have been as follows:

                     Three Months Ended       Nine Months Ended
                       September 30,            September 30,
                       1997      1996           1997     1996

   Basic EPS          $0.81     $0.48          $1.87    $1.23
   Diluted EPS         0.70      0.44           1.67     1.13


3. Term Convertible Securities (TECONS)

   On June 11, 1997, CNF Trust I, a Delaware business trust wholly owned by the Company (the Trust), issued 2,500,000 of its $2.50 Term Convertible Securities, Series A (TECONS) to the public for gross proceeds of $125 million. The combined proceeds from the issuance of the TECONS and the issuance to the Company of the common securities of the Trust were invested by the Trust in $128.9 million aggregate principal amount of 5% convertible subordinated debentures due June 1, 2012 (the Debentures) issued by the Company. The Debentures are the sole assets of the Trust.

   Holders of the TECONS are entitled to receive cumulative cash distributions at an annual rate of $2.50 per TECONS (equivalent to a rate of 5% per annum of the stated liquidation amount of $50 per TECONS). The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TECONS, to the extent the Trust has funds available therefor and subject to certain other limitations (the "Guarantee"). The Guarantee, when taken together with the obligations of the Company under the Debentures, the Indenture pursuant to which the Debentures were issued, and the Amended and Restated Declaration of Trust of the Trust (including its obligations to pay costs, fees, expenses, debts and other obligations of the Trust (other than with respect to the TECONS and the common securities of the Trust)), provide a full and unconditional guarantee of amounts due on the TECONS.

   The Debentures are redeemable for cash, at the option of the Company, in whole or in part, on or after June 1, 2000 at a price equal to 103.125% of the principal amount, declining annually to par if redeemed on or after June 1, 2005, plus accrued and unpaid interest. In certain circumstances relating to federal income tax matters, the Debentures may be redeemed by the Company at 100% of the principal plus accrued and unpaid interest.
Upon any redemption of the Debentures, a like aggregate liquidation amount of TECONS will be redeemed. The TECONS do not have a stated maturity date, although they are subject to mandatory redemption upon maturity of the Debentures on June 1, 2012, or upon earlier redemption.

   Each TECONS is convertible at any time prior to the close of business on June 1, 2012 at the option of the holder into shares of the Company's common stock at a conversion rate of 1.25 shares of the Company's common stock for each TECONS, subject to adjustment in certain circumstances.

4. Contingencies

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

   The Company believes that there is legal authority to support the manner in which it has calculated and paid the aviation excise taxes and, accordingly, the Company intends to continue to vigorously challenge the proposed adjustments. Nevertheless, the Company is unable to predict the ultimate outcome of this matter. As a result, there can be no assurance that the Company will not have to pay a substantial amount of additional aviation excise taxes for the 1990 through 1995 tax period. In addition, it is possible that the IRS may seek to increase the amount of the aviation excise tax payable by EAFC for periods subsequent to September 30, 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements".

   The IRS has also proposed a substantial adjustment for tax years 1987 through 1990 based on the IRS' position that certain aircraft maintenance costs should have been capitalized rather than expensed for federal income tax purposes. In addition, the Company believes it is likely that the IRS will propose an additional adjustment, based on the same IRS position with respect to aircraft maintenance costs, for subsequent tax years. The Company believes that its practice of expensing these types of maintenance costs is consistent with industry practice. However, if this issue is determined adversely to the Company, there can be no assurance that the Company will not have to pay substantial additional tax. The Company is unable to predict the ultimate outcome of this matter and intends to vigorously contest the proposed adjustment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements".

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


                       PART I. FINANCIAL INFORMATION
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Operating results for 1996 have been restated to exclude the results of Consolidated Freightways Corporation, the Company's former long-haul, less-than-truckload carrier which was spun-off to shareholders on December 2, 1996, and is reported as discontinued operations in the prior year.

GENERAL

     The Company's total revenues increased 20.5% for the third quarter of 1997 and 14.7% for the first nine months of 1997 compared to the third quarter and first nine months of the prior year. Total revenues for both periods were record levels driven by significant revenue increases at all
three reported segments.   Factors contributing to the improved revenues
included strong economic conditions, reduced capacity and more stable pricing within the industry, continued success of marketing strategies, and additional revenues from the two-week work stoppage at United Parcel Service of America (UPS) in August 1997.

     Operating income, also a record for both the third quarter and first nine months of 1997, increased 50.4% and 39.9%, respectively, over the third quarter and first nine months of the prior year. The record revenues contributed to operating income improvements at all three segments for both the quarterly and year-to-date periods. Operating income improvements were also attributable to a more stable pricing environment, efforts to improve profitability of the service mix within the reported segments and incentive programs rewarding profitability. In the first nine months of the prior year, operating results for Con-Way Transportation Service (CTS) and Emery Worldwide (Emery) included the adverse effects of severe winter storms in the first quarter of 1996 and higher unrecovered fuel costs.

     Other expense for the third quarter decreased 26.3% compared with the same quarter of last year while other expense for the first nine months of 1997 decreased 6.3% from the same period last year. The net decrease in other expense for the quarter was primarily due to lower interest expense on short-term borrowings, which were fully repaid in the third quarter of 1997. This repayment resulted primarily from the application of a portion of the net proceeds from the offering of 2,500,000, $2.50 Term Convertible Securities, Series A (TECONS) issued by a subsidiary trust in June 1997 to temporarily reduce borrowings under the Company's revolving credit facility, pending application of such net proceeds to pay costs associated with the USPS contract discussed below. Partially offsetting the lower interest expense were dividend payments on the TECONS. The decrease in other expense for the third quarter and first nine months of 1997 was due in part to lower net miscellaneous expense, which includes bank fees and losses on sales of non-operating assets.

     The effective income tax rate was 45.5% for both the third quarter of 1997 and the first nine months of 1997. The increase from 44.6% in the prior year's third quarter and 44.4% in the first nine months of the prior year was partially due to higher tax rates on increased foreign source income.

     Net income available to common shareholders for the third quarter of 1997 was 112.8% above the third quarter of 1996 and, for the first nine months of 1997, increased 213.6% from the first nine months of 1996. When compared to the same periods of the prior year, the increased income in 1997 was the result of higher operating income, lower other expense and the absence of losses from discontinued operations.


Con-Way Transportation Services

     Con-Way Transportation Services' (CTS) 1997 third quarter revenues, a record for any quarter, were 17.2% above the third quarter of 1996 and nine-month revenues increased 14.6% from the same period last year. The increase in revenues was attributed primarily to higher tonnage levels and increased revenue per hundred-weight. Tonnage for the regional carriers in the third quarter and first nine months of 1997 increased 8.5% and 8.4%, respectively, when compared to the same periods in 1996. Less-than-truckload (LTL) tonnage increased 9.2% from the third quarter of 1996 to the third quarter of 1997 and 9.1% from the first nine months of 1996 to the first nine months of 1997. The tonnage increases were primarily the result of a strong economy, increased business from expanded markets, and a small level of incremental revenues attributed to the UPS strike.
Successful marketing of premium services also contributed to higher revenue per hundred-weight.

     CTS's operating income for the third quarter of 1997 increased 41.0% to a record $41.2 million compared with the third quarter of 1996. Operating income for the first nine months of 1997 increased 37.9% from the first nine months of 1996. Operating margins improved for both the quarter and the nine months ended September 30, 1997. The operating income improvements were achieved primarily from revenue increases, higher revenue per hundred-weight, efforts to improve profitability of the service mix, greater operating efficiencies from increased utilization of infrastructure, and a small amount of incremental income attributed to the UPS strike. Changes in the service mix and increased revenue per hundred-weight, both factors contributing to higher operating margins, were most affected by a higher proportion of LTL tonnage and efforts to market premium services. Operating income in the first nine months of the prior year was adversely affected by severe winter weather, in the first quarter of 1996, and by higher unrecovered fuel costs.

     CTS's management will continue with strategies intended to nurture the business with a focus toward operating margin improvement. Emphasis will be placed on optimizing the mix of premium transportation services, replacing or repricing low margin business, increasing the utilization of existing freight infrastructure, and maintaining stringent cost controls.


Emery Worldwide

     Emery's revenues for the third quarter and first nine months of 1997 were 20.5% and 14.5% higher, respectively, than the third quarter and first nine months of 1996. The increased revenues were due primarily to both international and domestic tonnage increases, some rate improvements and incremental revenues attributed to the UPS work stoppage. Compared to the third quarter of 1996, domestic and international tonnage from commercial business in the third quarter of 1997 increased 13.7% and 19.2%, respectively. For the first nine months of 1997, domestic and international tonnage from commercial business increased 9.9% and 11.6%, respectively, compared to the first nine months of 1996.

     Emery's third quarter 1997 operating income was 68.2% above the third quarter of 1996 and nine-month 1997 operating income increased 48.7% compared to the same period in 1996. Operating income for the third quarter of 1997 was positively affected by increased revenues, an increase in the proportion of higher margin services, greater use of zone-based pricing, and incremental income attributed to the UPS strike. Partially offsetting the improvements in the first nine months of 1997 were the strikes in the automotive industry and a U.S. air cargo excise tax that was absent most of 1996. Operating income in the first nine months of the prior year was adversely affected by severe winter weather, in the first quarter of 1996, and by higher unrecovered fuel costs.

     Emery's management strategies continue to be directed toward the improvement of operating margins. Among the strategies to improve margins are increased use of zone-based pricing, enhancement of the service mix, technology enhancements, increased use of owned and dedicated international agent locations and continued emphasis on operating efficiencies to reduce costs. Efforts to improve operating efficiency and capacity include a redesign and upgrade of the freight sortation center located at the Dayton International Airport in Ohio (the Hub), which is estimated to be completed in the year 2000 at a cost of approximately $56 million. This redesign and upgrade, when completed, is expected to increase sortation capacity at the Hub by more than 30%. In addition, the Company is seeking to improve operating efficiency and capacity with the recent openings of new international distribution centers in Miami and Singapore. The Miami center will house Emery's Latin American headquarters and will function as a regional distribution center for Central and South America. The regional distribution center in Singapore will serve the Asia-Pacific region.

     On July 2, 1997, Emery's pilots at the Hub voted to approve representation by the Airline Pilots Association. Contract negotiations are expected to begin prior to July 1998. The Company is unable to predict the outcome of these contract negotiations or their effect on its results of operations.

     On April 23, 1997, Emery Worldwide Airlines (EWA), a subsidiary of the Company, was awarded a new contract with the U.S. Postal Service (USPS) to provide Priority Mail sortation and transportation. The USPS has indicated that the Company could receive revenues of approximately $1.7 billion over the initial 58 month term of the contract. However, the foregoing amount is subject to a number of uncertainties and assumptions (including assumptions regarding Priority Mail volumes to be handled under the contract and a projected growth rate for that volume over the life of the contract, and further assumes that the Company meets the performance standards established by the contract), and there can be no assurance that the revenues realized by the Company will not be less than this amount. In that regard, the contract does not specifically set forth a minimum volume of Priority Mail to be handled by the Company. The initial term of the contract ends in February 2002, although the contract may be renewed by the USPS for two successive three-year terms.

     The USPS contract establishes fixed prices per piece, subject to adjustments based on volume and percentage of on-time and accurate handling and for increases in certain wage costs, and provides for EWA to be reimbursed for fuel costs. In addition, the contract contains a number of specific service standards that the Company is required to meet (including a benchmark of 96.5% on-time and accurate handling by the Company) and provides for financial disincentives, which could be substantial, if the Company fails to meet those standards. As a result, the effect of the contract on the Company's results of operations will depend largely on its ability to control costs of performance under the contract and to meet the performance standards under the contract.

     The USPS contract calls for the Company to obtain, equip and fully staff ten Priority Mail processing centers in major metropolitan areas along the eastern seaboard. The contract calls for five of the processing centers to be fully operational by November 15, 1997, and for the remaining five to be fully operational by late February 1998. The Company has established the first five processing centers within the prescribed time frame. The contract also provides for the Company to pay liquidated damages if the remaining centers are not operational on time. The Company has budgeted approximately $102 million for capital expenditures associated with the new contract plus approximately $17 million for other associated costs. The contract may be terminated by the USPS for failure by the Company to perform its obligations thereunder and, as is common in government contracts, may be terminated by the USPS "for convenience" (i.e., without fault on the part of EWA), although the USPS would be required, following termination for convenience, to reimburse the Company for certain expenditures associated with the contract.


Other Operations

     The Other segment, consisting primarily of Menlo Logistics' (Menlo) operating results, also includes the operating results of Road Systems and VantageParts. The segment reported a revenue increase of 30.6% for the third quarter of 1997 over the third quarter of 1996. Nine-month revenues were 16.2% above the same period last year. Menlo's revenues for the third quarter of 1997 increased approximately 35% over the third quarter of the prior year and Menlo's nine-month revenues increased 20.8% over the same period in 1996. The higher revenues for Menlo were again partially offset by lower revenues from Road Systems due to lower trailer sales. A majority of revenues for Road Systems and a portion of revenues for VantageParts are generated by intercompany sales and are therefore eliminated in consolidation.

     The segment's operating income for the third quarter and first nine months of 1997 increased 20.8% and 13.6%, respectively, over the same periods of 1996. Increased operating income from Menlo was partially offset by lower income from Road Systems. Menlo's operating income for the third quarter and first nine months of 1997 increased approximately 50% and 30% over the respective periods in 1996 as its service mix continued to shift to higher margin dedicated logistics management services from the lower margin, but higher revenue generating, transportation management services.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 30, 1997, the Company's cash and cash equivalents increased $81.8 million to $163.9 million. Cash was provided primarily by cash flow from operations of $240.4 million, net proceeds of $121.4 million from issuance of the TECONS and $32 million from the proceeds of exercised stock options. Cash provided by these activities was offset primarily by capital expenditures of $136.2 million and net debt repayments of $157.0 million.

     Cash flow from operations of $240.4 million for the first nine months of 1997 increased $104.8 million over the first nine months of 1996. The increase was primarily due to higher net income and depreciation and amortization in the current year. Increases in receivables, accounts payable and accrued liabilities for the nine months ended September 30, 1997 were consistent with the increase in 1997 business volumes. The combined change in these working capital accounts provided operating cash flow of $40.9 million for the first nine months of 1997 and was consistent with the $38.3 million provided by the net change in these accounts in the prior year. Compared to 1996, increases in deferred and accrued income taxes and employee benefits in 1997 also contributed to cash flow provided by operations.

     Capital expenditures of $136.2 million for the first nine months of 1997 decreased $6.0 million compared to the same period in 1996. Of the capital expenditures in the first nine months of 1997, $18 million related to the new USPS contract. The Company expects capital expenditures of approximately $115 million in the fourth quarter including approximately $70 million related to the new USPS contract. The remaining capital expenditures of the original $102 million estimated capital expenditures for the USPS contract are expected to occur in the first quarter of 1998. The Company intends to fund the capital expenditure requirements for the remainder of 1997 with available cash, cash from operations, and borrowings under unsecured credit facilities.

     Proceeds from the exercise of stock options in the first nine months of 1997 provided $32.0 million compared with less than $1 million in the first nine months of 1996. Payments of preferred and common dividends were $22.2 million and $22.4 million for the nine months ended September 30, 1997 and 1996, respectively.

     During the first nine months of 1997, the Company reduced debt by $157.0 million including full repayment of $155.0 million borrowed under unsecured lines of credit. In the first nine months of the prior year, borrowings under the unsecured lines of credit increased $100 million. The net debt repayments in the first nine months of 1997 were funded primarily from operating cash flow and net proceeds of $121.4 million from the issuance of the TECONS, which were applied to temporarily reduce debt pending application of such proceeds to pay costs associated with the USPS contract.

     The Company's debt-to-total capitalization ratio decreased to 39.4% at September 30, 1997 from 55.6% at December 31, 1996. The improvement resulted primarily from the issuance of the TECONS, the related interim repayment of short-term borrowings, and exercises of stock options. Cash flow from operations, which partially funded debt repayments during the first nine months of 1997, also contributed to the improvement of the debt-to-total capitalization ratio.

     At September 30, 1997, letters of credit of $104.8 million were outstanding under the Company's $350 million unsecured credit facility, leaving $245.2 million available for additional short-term borrowings and letters of credit under this facility. Under several other unsecured letter of credit facilities, the Company had outstanding letters of credit of $72.7 million at September 30, 1997, leaving $12.3 million available for additional letters of credit. Further, the Company had available $95.0 million of capacity under other short-term uncommitted borrowing lines, none of which was drawn.


Other Items

     The Company is currently replacing or modifying certain information systems in order to address year 2000 issues. The Company is unable to predict with certainty the total costs of addressing year 2000 issues, however the Company estimates that total expenditures for year 2000 compliance, based on current evaluations, will total approximately $20 million through 1999, although there can be no assurance that actual costs will not exceed this amount. These costs represent expenditures in addition to normal systems replacement and maintenance. The effect of year 2000 expenditures on the Company's results of operations and financial condition will in part depend on whether the Company replaces or modifies the systems affected by the year 2000 issue.


Forward-Looking Statements

     Certain statements included or incorporated by reference herein constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties. Any such forward-looking statements contained or incorporated by reference herein should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks" or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. In that regard, the following factors, among others and in addition to the matters discussed elsewhere herein and in any documents incorporated by reference herein, could cause actual results and other matters to differ materially from those in such forward-looking statements: changes in general business and economic conditions; increasing domestic and international competition and pricing pressure; changes in fuel prices; uncertainties regarding the Company's contract with the USPS; labor matters, including changes in labor costs, negotiation and renegotiation of labor contracts and the risk of work stoppages or strikes; changes in governmental regulation; environmental and tax matters, including the aviation excise tax and aircraft maintenance cost matters discussed above; and matters relating to the recently completed spin-off of Consolidated Freightways Corporation
(CFC). In that regard, the Company is or may be subject to substantial liabilities with respect to certain matters relating to CFC's business and operations, including, without limitation, guarantees of certain indebtedness of CFC and liabilities for employment-related and environmental matters. Although CFC is, in general,either the primary obligor or jointly and severally liable with the Company with respect to these matters, a failure to pay or other default by CFC with respect to the obligations as to which the Company is or may be, or may be perceived to be, liable, whether because of CFC's bankruptcy or insolvency or otherwise, could lead to substantial claims against the Company. As a result of the foregoing, no assurance can be given as to future results of operations or financial condition.



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

ITEM 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             11        Computation of Per Share Earnings

             27        Financial Data Schedule

             99(a) Computation of Ratios of Earnings to Fixed Charges -- the ratios of earnings to fixed charges were 3.0 and 2.3 for the nine months ended September 30, 1997 and 1996,respectively.

               (b) Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends -- the ratios of earnings to combined fixed charges and preferred stock dividends were 2.9 and 2.3 for the nine months ended September 30, 1997 and 1996, respectively.

       (b)  Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company (Registrant) has duly caused this Form 10-Q Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CNF Transportation Inc.
                                (Registrant)


November 12, 1997                              /s/Chutta Ratnathicam
                                               Chutta Ratnathicam
                                               Senior Vice President and
                                               Chief Financial Officer


November 12, 1997                              /s/Gary D. Taliaferro
                                               Gary D. Taliaferro
                                               Vice President and Controller