Form 10-K
period 1997-12-31
CNF TRANSPORTATION INC
filed 1998-03-26
CIK 23675

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997   Commission File Number 1-5046

                          CNF TRANSPORTATION INC.

                   Incorporated in the State of Delaware
               I.R.S. Employer Identification No. 94-1444798

            3240 Hillview Avenue, Palo Alto, California  94304
                      Telephone Number (650) 494-2900

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes ___X__    No ___ ___

Aggregate market value of voting stock held by persons other than Directors, Officers and those shareholders holding more than 5% of the outstanding voting stock, based upon the closing price per share Composite Tape on January 31, 1998: $1,905,071,000.

               Number of shares of Common Stock outstanding
                    as of January 31, 1998: 47,438,525

                    DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV


CNF Transportation Inc. 1997 Annual Report to Shareholders (only those portions referenced herein are incorporated in this Form 10-K).

Part III

Proxy Statement dated March 17, 1998 (only those portions referenced herein are incorporated in this Form 10-K).

                          CNF TRANSPORTATION INC.
                                 FORM 10-K
                       Year Ended December 31, 1997

___________________________________________________________________________


                                   INDEX

    Item                                                        Page

                                  PART I

     1.     Business                                              3
     2.     Properties                                           15
     3.     Legal Proceedings                                    16
     4.     Submission of Matters to a Vote of Security Holders  16

                                  PART II

     5.     Market for the Company's Common Stock and
             Related Security Holder Matters                     16
     6.     Selected Financial Data                              16
     7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                 17
     8.     Financial Statements and Supplementary Data          18
     9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                 18

                                 PART III

     10.    Directors and Executive Officers of the Company      18
     11.    Executive Compensation                               19
     12.    Security Ownership of Certain Beneficial
             Owners and Management                               19
     13.    Certain Relationships and Related Transactions       20

                                  PART IV

     14.    Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                         20

     SIGNATURES                                                  21
     INDEX TO FINANCIAL INFORMATION                              24

                          CNF TRANSPORTATION INC.
                                 FORM 10-K
                       Year Ended December 31, 1997
___________________________________________________________________________


                                  PART I


ITEM 1.   BUSINESS

(a) General Development of Business

CNF Transportation Inc. and subsidiaries (collectively the Registrant or the Company) is a leading provider of regional less-than-truckload (LTL) trucking, heavy air freight and logistics services. The Company has three principal business units: Con-Way Transportation Services (Con-Way), which provides regional LTL trucking services in all 50 states; Emery Worldwide
(Emery), which provides domestic and international air freight services; and Menlo Logistics (Menlo), a contract logistics company. Con-Way and Emery have established infrastructures which enable them to provide time-definite and day-definite delivery services throughout the United States and internationally. Emery also provides nightly air transportation services to the United States Postal Service (USPS), and entered into a new postal contract in 1997 which has broadened these services to include sortation and ground transportation of Priority Mail in the eastern United States. Menlo, the Company's contract logistics subsidiary, specializes in designing and managing complex supply and distribution networks for national and multi-national companies. The Company also provides a number of other transportation services, including truckload services, ocean forwarding and customs brokerage.

On December 2, 1996, the Company completed the tax-free distribution (the Spin-off) to its shareholders of a new publicly traded company, Consolidated Freightways Corporation (CFC), a long-haul LTL motor carrier and related businesses. The Registrant's shareholders received one share of CFC stock for every two shares of the Registrant's stock owned on November 15, 1996. Following the Spin-off, the Company changed its name to CNF Transportation Inc.

CNF Transportation Inc., formerly Consolidated Freightways, Inc., was incorporated in Delaware in 1958 as a successor to a business originally established in 1929.

(b) Financial Information About Industry Segments

The operations of the Company are primarily conducted in the U.S. but to an increasing extent are conducted in major foreign countries. An analysis by industry group of revenues, operating income, depreciation and capital expenditures for the years ended December 31, 1997, 1996 and 1995, and identifiable assets as of those dates is presented in Note 14 on pages 37 and 38 of the 1997 Annual Report to Shareholders and is incorporated herein by reference. Geographic group information is also presented therein. Intersegment revenues and related earnings have been eliminated.

(c) Narrative Description of Business

The Company, for reporting purposes, has designated three principal operating segments: the Con-Way Transportation Services group which provides primarily one- and two-day, LTL service as well as highway, rail and multi-modal logistics services; the Emery Worldwide group which is responsible for all domestic and international air freight activities and ocean forwarding services; and the Other segment which is comprised of the full-service contract logistics subsidiary, Menlo Logistics, Road Systems, VantageParts and the sortation operations of the Priority Mail contract. Each segment is described in greater detail as follows:

CON-WAY TRANSPORTATION SERVICES

Con-Way Transportation Services, Inc. (CTS) provides time-definite and day-definite ground transportation to all 50 states through its three regional LTL motor carriers. In addition to time-definite and day-definite regional and inter-regional LTL freight transportation, CTS provides full-service, nationwide truckload freight service and ground expedited delivery.

Having largely completed its geographic expansion in North America, CTS has the infrastructure in place to serve all 50 states of the United States and certain major population centers in Canada, as well as Puerto Rico and parts of Mexico. CTS' strategy will continue to emphasize operating margin improvements, particularly through efforts to increase the utilization of its freight system in the Pacific northwest and northeastern U.S. (areas in which it expanded its operations in 1995 and 1996) and through general market penetration.

Con-Way Regional Carriers

CTS' primary business units are three regional LTL motor carriers, each of which operates a dedicated regional trucking network principally serving core geographic territories with next-day and second-day service. The regional carriers serve manufacturing, industrial, commercial and retail business-to-business customers with a fleet of approximately 25,000 trucks, tractors and trailers at December 31, 1997. The regional carriers are as follows:

Con-Way Central Express (CCX) was founded in June 1983 and today serves 23 states of the central and northeast U.S., Ontario and Quebec, Canada and Puerto Rico. At December 31, 1997, CCX operated 206 service centers.

Con-Way Southern Express (CSE) was founded in April 1987. CSE serves a 12-state southern market from Texas to the Carolinas and Florida, and also serves Puerto Rico and parts of Mexico. CSE operated 102 service centers at December 31, 1997.

Con-Way Western Express (CWX) was founded in May 1983 and today operates in 15 western states and serves parts of Canada and Mexico. CWX completed major geographic expansions in 1995 in the Pacific northwest and British Columbia. At December 31, 1997, CWX operated 61 service centers.

The expansion of the territories through CTS' joint service offerings permits CTS' three regional carriers to provide full regional service throughout the U.S. and to certain major population centers in Canada. By offering joint services, the three regional carriers can now provide next-day and second-day freight delivery between their respective core territories utilizing existing infrastructure. The joint service program is intended to generate additional business by allowing each carrier to provide coverage of inter-regional market lanes not serviced as part of its core territory. Due in large part, to implementation of the joint service program, the average length of haul for shipments handled by the regional carriers grew from approximately 353 miles in 1994 to approximately 497 in 1997. Also, average revenue per shipment grew from approximately $111 in 1994 to approximately $126 in 1997. The average weight per shipment was approximately 1,095 pounds in 1997.

     Con-Way Truckload Services and Con-Way NOW

CTS' operations also include Con-Way Truckload Services (CWT), a full-service, multi-modal truckload company, and Con-Way NOW, which serves the expedited surface shipment market. CWT provides door-to-door delivery of truckload shipments by highway and rail forwarding with domestic intermodal marketing services, and assembly and distribution services. Con-Way NOW specializes in time definite shipments, such as replacement parts, medical equipment and other urgent shipments, where expedited delivery is critical. Con-Way NOW began operations in 1996 in the Midwest, expanded to parts of the southeastern U.S. in 1997, and has now extended delivery service to 48 states.

    Employees

CTS' domestic employment has increased to approximately 15,000 regular and supplemental employees at December 31, 1997 from approximately 14,300 at December 31, 1996, and 12,400 employees at December 31, 1995.

    Customers

There  is  broad  diversity  among customers  served,  size  of  shipments,
commodities  transported  and  length  of  haul.   No  single  customer  or
commodity accounted for more than a small fraction of total revenues.

    Competition

The trucking industry is intensely competitive and some of CTS' competitors have greater financial and other resources than the Company. Principal competitors of CTS include both regional and inter-regional companies and national LTL companies (some of which have continued to extend into regional markets). Competition in the trucking industry is based on, among other things, freight rates, quality of service, reliability, transit times and scope of operations. Intense competition in the trucking industry, coupled with industry over-capacity, has resulted in aggressive price discounting, narrow margins and a significant number of business failures.

    Federal and State Regulation

CTS' business is subject to extensive regulation by various federal and state governmental entities. As described below, deregulation of the trucking industry allowed easier access to the industry by new trucking companies, and has removed many restrictions on expansion of services by existing carriers and increased price competition. These and other factors have contributed to a consolidation in the trucking industry, as a number of trucking companies have either merged or gone out of business.

Regulation of motor carriers has changed substantially in recent years. The process started with the Motor Carrier Act of 1980, which allowed easier access to the industry by new trucking companies, removed many restrictions on expansion of services by existing carriers, and increased price competition by narrowing the antitrust immunities available to the industry's collective ratemaking organizations. This deregulatory trend was continued by subsequent legislation. The process culminated with federal preemption of most economic regulation of intrastate trucking regulatory bodies effective January 1, 1995, and with legislation to terminate the Interstate Commerce Commission (ICC) effective January 1, 1996.

Currently, the motor carrier industry is subject to federal regulation by the Federal Highway Administration (FHWA) and the Surface Transportation Board (STB), both of which are units of the United States Department of Transportation (DOT). The FHWA performs certain functions inherited from the ICC relating chiefly to motor carrier registration, cargo and liability insurance, extension of credit to motor carrier customers, and leasing of equipment by motor carriers from owner-operators. In addition, the FHWA enforces comprehensive trucking safety regulations relating to driver qualifications, driver hours of service, safety-related equipment requirements, vehicle inspection and maintenance, record keeping on accidents, and transportation of hazardous materials. As pertinent to the general freight trucking industry, the STB has authority to resolve certain types of pricing disputes and authorize certain types of intercarrier agreements under jurisdiction inherited from the ICC.

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

EMERY WORLDWIDE

Emery  Worldwide (Emery), the Company's air freight unit, was  formed  when
the  Company purchased Emery Air Freight Corporation in April 1989.   Emery
provides domestic and international air freight services. Through a separate subsidiary of the Company, Emery Worldwide Airlines, Inc. (EWA),
the  Company provides nightly air transportation services to the USPS.   In
addition, as the result of a contract that the USPS awarded to EWA in 1997,
EWA   has  broadened  these  services  to  include  sortation  and   ground
transportation  of Priority Mail in the eastern United States.  The  ground
transportation  is  contracted to another subsidiary of  the  Company.   In
North America, Emery relies principally on its dedicated aircraft and ground fleet to provide commercial door-to-door delivery for same-day, next-day, second-day and deferred shipments and through EWA provides air
transportation   services  to  the  USPS.   Internationally,   Emery   acts
principally as a freight forwarder in providing door-to-door and airport-to-airport commercial services in approximately 200 countries. International business is defined by Emery as shipments that either originate or terminate outside of North America. Commercial business is defined by Emery as all operations except those services it provides domestically to the USPS.

While Emery's freight system is designed to handle parcels, packages and shipments of a variety of sizes and weights, its commercial operations are focused primarily on heavy air freight (defined as shipments of 70 pounds or more) as opposed to envelopes. In 1997, Emery's commercial shipments weighed an average of approximately 220 pounds and generated average revenue of approximately $209 per shipment.

Customers are typically concerned with timely deliveries rather than the mode of transportation used to transport freight. Because the average cost of ground transportation is considerably less than air transportation, Emery seeks to manage its costs by using trucks, rather than aircraft, to transport freight whenever possible, typically in connection with second-day deliveries.

The Company believes that Emery's competitive position versus air freight forwarders in the domestic air freight industry has improved over the last several years as the availability of cargo capacity on domestic passenger airlines has decreased. Several major domestic airlines have reduced the number of wide-body aircraft they use for domestic passenger service in favor of narrow-body aircraft. This change greatly reduces the amount of belly space available for cargo. The Company believes that this trend toward the use of passenger aircraft with lower cargo capacities has reduced the availability of airlift for freight forwarders (which do not operate their own aircraft) and benefited Emery and other asset-based air freight companies.

Emery provides services in North America through a system of sales offices and service centers, and overseas through foreign subsidiaries, branch sales offices, service centers and agents. Emery's door-to-door service within North America relies on Emery's own airlift system, supplemented with commercial airlines. Internationally, Emery operates primarily as an air freight forwarder using commercial airlines, while utilizing controlled lift only on a limited basis. Due in part to the Company's heightened focus on opportunities in the expanding worldwide economy, Emery's total international commercial revenues increased 76% from 1994 through 1997, compared with a 27% increase for its total North American commercial revenues for the same period. For 1997, international revenues of approximately $900 million comprised nearly 45% of Emery's total commercial revenues. Emery's fastest-growing regions internationally are Latin America and Asia.

As of December 31, 1997, Emery utilized a fleet of 74 dedicated aircraft for its commercial operations. Of these aircraft, 50 were leased on a long-term basis, 9 were owned and 15 were contracted on a short-term basis to
supplement  nightly capacity and to provide feeder services.   At  December
31, 1997, the nightly lift capacity of this aircraft fleet, excluding charters, was over 4 million pounds. At December 31, 1997, Emery also operated approximately 2,000 trucks, vans and tractor-trailers, as well as equipment provided by its agents.

Emery's hub-and-spoke system is based at the Dayton, Ohio International Airport (DAY), where its leased air cargo facility (the Hub) and related support facilities are located. The Hub handles a wide variety of shipments, ranging from small packages to heavyweight cargo, with a total effective sort capacity of approximately 1.2 million pounds per hour. Beginning in 1997, Emery began a redesign and upgrade of the Hub that is expected to increase capacity 30% by the year 2000. The operation of the Hub in conjunction with Emery's airlift system enables Emery to maintain a high level of service reliability. In addition to the Dayton Hub, Emery operates nine regional hubs, strategically located around the United States near Sacramento and Los Angeles, California; Dallas, Texas; Chicago, Illinois; Poughkeepsie, New York; Charlotte, North Carolina; Atlanta, Georgia; Nashville, Tennessee; and Orlando, Florida. In 1997, Emery opened new distribution centers in Singapore and Miami to serve Asia and Latin America, respectively.

Emery added a new guaranteed time-definite product in 1997, called Gold Priority Service. These services offered in North America include; 9:30 Service, which is premium service with a guaranteed 9:30 delivery to specified regions; Gold Priority Plus, which provides time specific delivery by appointment; and Gold Priority Standard, that provides guaranteed delivery by noon to a wide range of destinations.

  USPS contracts

Through the separate subsidiary of the Company, Emery Worldwide Airlines, Inc. (EWA), the Company provides nightly air delivery services for Express Mail (a next-day delivery service) under a ten-year contract with the USPS. The original contract for this operation was awarded to EWA in 1989, and the current contract was awarded to EWA in 1993. At December 31, 1997, EWA used 24 dedicated aircraft to provide services to the USPS under this contract. In addition, EWA has also received separate contracts to carry peak-season Christmas and other mail for the USPS. The Company recognized approximately $136 million, $140 million and $126 million of revenue in 1997, 1996 and 1995, respectively from contracts to carry mail, primarily Express Mail, for the USPS.

On April 23, 1997, the USPS awarded EWA a new contract for the sortation and transportation of Priority Mail (a second-day delivery service) in portions of 13 states in the eastern United States. This contract has an initial term that ends in 2002 and may be renewed by the USPS for two successive three-year terms. The USPS has indicated that the Company could receive revenues of approximately $1.7 billion over the initial term of the contract. However, this amount is subject to a number of uncertainties and assumptions, and there can be no assurance that the revenues realized by the Company will not be less than this amount.

The Priority Mail contract calls for EWA to lease or acquire, improve, equip, fully staff and operate Priority Mail Processing Centers (PMPCs) in ten major metropolitan areas, primarily along the eastern seaboard. Five of the PMPCs are operational and are currently in a start-up phase, and the remaining five are scheduled to be fully operational by the end of the second quarter of 1998. The Company must pay liquidated damages if the remaining centers are not operational on time.

The Company expects that EWA will provide air transportation under the new USPS contract, that Menlo Postal Logistics, a division of EWA, will manage the ten PMPCs and provide ground transportation between the PMPCs and other USPS facilities, and that Con-Way Truckload Services, a subsidiary of the Company that provides full-service, multi-modal truckload services, will act as a subcontractor and will provide highway transportation between PMPCs. Revenues from air transportation are reported in the Emery Worldwide segment, the PMPC sortation operations are reported in the Other segment, and the highway transportation service is reported in the Con-Way Transportation segment.

  Other services

To enhance the range of services it can offer to its customers and to provide further avenues for growth, Emery has established several non-asset based strategic business units. (The Company defines a non-asset-based business as one requiring substantially less capital investment than its principal domestic air freight and trucking business). These other units include Emery Expedite!, a rapid response freight handling subsidiary providing door-to-door delivery of shipments in North America and overseas. Emery's logistics subsidiary, Emery Global Logistics, which operates warehouse and distribution centers for customers in six countries. Emery Customs Brokerage provides full service customs clearance regardless of mode or carrier. Another business unit, Emery Ocean Services, is a global freight forwarder and non-vessel-operating common carrier that provides full and less-than-container load service.

  Employees

As of December 31, 1997, Emery had approximately 10,000 regular full-time employees compared with approximately 9,000 employees at December 31, 1996 and 7,800 at December 31, 1995.

Approximately 11% of the regular full-time employees were represented by various labor unions. However, on July 2, 1997, Emery's pilots at the Hub voted to approve representation by the Airline Pilots Association. Contract negotiations are expected to begin prior to July 1998. The Company is unable to predict the outcome of the contract negotiations or its effect on results of operations.

  Customers

The air freight industry is intensely competitive. Principal competitors of Emery include other integrated air freight carriers, air freight forwarders and international airlines and, to a lesser extent, trucking companies, passenger and cargo air carriers. Competition in the air freight industry is based on, among other things, freight rates, quality of service, reliability, transit times and scope of operations.

  Technology

An important element in the movement of goods is the rapid movement of information to track freight, optimize carrier selections, and interlink and analyze customer data. Starting in 1996, Emery began to invest in what is expected to be a $75 million multi-year technology program to upgrade its hardware and software systems architecture, including its global tracking system called Emcon 2000. The Emcon 2000 system is expected to provide enhanced tracking information for shipments to reduce mis-sorts, avoid potential overloads and to signal freight with specialized handling requirements.

  Regulation of Air Transportation

Emery's business is subject to extensive regulation by various federal, state and foreign governmental entities. The air transportation industry is subject to federal regulation under the Federal Aviation Act of 1958, as amended (Aviation Act) and regulations issued by the Department of
Transportation  (DOT)  pursuant to the Aviation  Act.   Emery,  as  an  air
freight forwarder, and EWA, as an airline, are subject to different regulations. Air freight forwarders are exempted from most DOT economic regulations and are not subject to Federal Aviation Administration (FAA) safety regulations, except security-related rules. Airlines such as EWA are subject to, among other things, maintenance, operating and other safety-
related   regulations  by  the  FAA,  including  Airworthiness   Directives
promulgated by the FAA which require airlines such as EWA to make modifications to aircraft. In that regard, EWA expects that it will be required to make expenditures to reinforce the floors and modify the doors of up to 17 of its Boeing 727 aircraft to comply with Airworthiness
Directives.   Likewise,  the  relative age  of  EWA's  aircraft  fleet  may increase the likelihood that EWA will be required to make expenditures in order for its aircraft to comply with future government regulations.

During recent years, operations at several airports have been subject to restrictions or curfews on arrivals or departures during certain night-time hours designed to reduce or eliminate noise for surrounding residential areas. None of these restrictions have materially affected Emery's operations. If such restrictions were to be imposed with respect to the airports at which Emery's activities are centered (particularly Emery's major Hub at the Dayton International Airport), and no alternative airports were available to serve the affected areas, there could be a material adverse effect on Emery's operations. Under applicable law, the FAA is authorized to establish aircraft noise standards and the administrator of the Environmental Protection Agency is authorized to issue regulations setting forth standards for aircraft emissions. The Company believes that its present fleet of owned, leased and chartered aircraft is operating in substantial compliance with currently applicable noise and emission laws.

The Aviation Noise and Capacity Act of 1990 establishes a national aviation noise policy. The FAA has promulgated regulations under this Act regarding the phase-in requirements for compliance. This legislation and the related regulations will require all of Emery's owned and leased aircraft eligible for operation in the contiguous United States to either undergo modifications or otherwise comply with Stage 3 noise restrictions by year-end 1999. Although the ultimate cost of complying with these requirements cannot be predicted with certainty, the Company may be required to make expenditures, which could be substantial, to modify owned or leased aircraft in order to comply with these requirements.

  Regulation of Ground Transportation

When Emery provides ground transportation of cargo having prior or subsequent air movement, the ground transportation is exempt from the motor carrier registration requirements and economic regulations that were inherited  from  the  ICC  by  FHWA  and  STB,  respectively.  Such  ground transportation, however, is subject to comprehensive trucking safety regulation by FHWA as described in the Con-Way Transportation Services section. In addition, Emery holds FHWA motor carrier registrations which can be utilized in providing non-exempt ground transportation. For a description of applicable state regulations, refer to the discussion in the Con-Way Transportation Services section.


OTHER

The Other segment, in terms of revenues, is comprised primarily of Menlo Logistics Inc., but also includes the operations of VantageParts, Road Systems and the sortation operations of the Priority Mail contract.

Menlo Logistics

Menlo Logistics, Inc. (Menlo), founded in 1990, specializes in developing and managing complex national and global supply and distribution networks, including transportation management, dedicated contract warehousing, dedicated contract carriage and just-in-time delivery programs. In serving its customers, Menlo uses and develops transportation optimization and carrier tracking software, and also provides real time warehouse and transportation management systems. Menlo has developed the ability to link these systems both with each other and with its customers' internal systems. The Company believes that Menlo's software skills, operations processes and design expertise with respect to sophisticated logistics systems have established it as a leader in the emerging field of contract logistics. Complex projects which call upon Menlo's skills in managing carrier networks, dedicated vehicle fleets and automated warehouses as an integrated system recently have been the fastest growing segment of Menlo's business.

Menlo  operates in a relatively new business area and has a limited  number
of  major  competitors.   Nonetheless, competition  for  the  provision  of
logistics services is intense.

The Company believes that three industry trends have driven Menlo's recent growth. First, the Company believes that a number of businesses are increasingly evaluating their overall logistics costs, including transportation, warehousing and inventory carrying costs. In addition, the Company believes that outsourcing of non-core services, such as distribution, has become more commonplace with many businesses. Finally, the Company believes that the ability to access information through computer networks has increased the value of capturing real time logistics information to track inventories, shipments and deliveries.

One of Menlo's primary strategies is to build upon existing relationships by increasing the services that it provides to current customers. In 1996, Menlo expanded the services it provides to existing clients such as Hewlett-Packard, Sears, Coca-Cola and IBM. Menlo was also awarded projects in 1996 and 1997 by new clients such as Imation, Nike, Frigidaire, Herman Miller, Delphi and Bell Atlantic. More than 60% of Menlo's 1997 business came from
existing  clients.   Compensation from Menlo's  customers  takes  different
forms,  including  cost-plus,  gain-sharing, per-piece,  fixed  dollar  and
consulting   fees.   In  some  cases,  customers  reimburse  start-up   and
development costs.

Menlo has sought to limit the financial commitments it undertakes by typically providing that any facility or major equipment lease that it enters into on behalf of a customer must be assumed by the customer upon termination of the contract with Menlo. However, to date relatively few customer relationships have been ended by either Menlo or its customers.

At   December  31,  1997,  Menlo  had  a  regular  full-time  workforce  of approximately 1,300 employees compared to nearly 1,000 at December 31, 1996. Menlo also uses a significant number of professionals under contract for various projects.

While the Company seeks to take advantage of cross-business synergies whenever possible, Menlo is operated as an independent business segment within the Company and not merely as a conduit through which business can be referred to Con-Way or Emery. The Company estimates that, for 1997, less than 4% of Menlo's operating expenses were attributable to operations that resulted in revenues to other business units of the Company. The relative independence of Menlo from the Company's other primary business units is viewed as essential to maintaining Menlo's credibility with its customers.

Road Systems and VantageParts

Two non-carrier operations that are included in the Other segment generate a majority of their revenues from sales to other subsidiaries of the Company and, prior to year-end 1996, from CFC. Road Systems primarily manufactures and rebuilds trailers, converter dollies and other transportation equipment. VantageParts serves as a distributor and remanufacturer of vehicle component parts and accessories to the heavy-duty truck and trailer industry, as well as the maritime, construction and aviation industries.


GENERAL

The research and development activities of the Company are not significant.

During 1997, 1996 and 1995 there was no single customer of the Company that accounted for more than 10% of consolidated revenues.

The  total number of regular, full-time employees is presented in the "Five
Year  Financial  Summary"  on  page  40  of  the  1997  Annual  Report   to
Shareholders and is incorporated herein by reference.

The trucking and airfreight industries are affected directly by general economic conditions and seasonal fluctuations, both of which affect the amount of freight to be transported. Freight shipments, operating costs and other results of operations can also be affected adversely by inclement weather conditions. The months of September and October of each year usually have the highest business levels while the months of January and February of each year usually have the lowest business levels.

The Company is subject to stringent laws and regulations that (i) govern activities or operations that may have adverse environmental effects such as discharges to air and water, as well as handling and disposal practices for solid and hazardous waste, and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous materials. In particular, under applicable environmental laws, the company may be responsible for remediation of environmental conditions and may be subject to associated liabilities (including liabilities resulting from lawsuits brought by private litigants) relating to its operations and properties. Environmental liabilities relating to the Company's properties may be imposed regardless of whether the Company leases or owns the properties in question and regardless of whether such environmental conditions were created by the Company or by a prior owner or tenant, and also may be imposed with respect to properties which the Company may have owned or leased in the past.

The Company's operations involve the storage, handling and use of diesel and jet fuel and other hazardous substances. In particular, the Company is subject to stringent environmental laws and regulations dealing with underground fuel storage tanks and the transportation of hazardous materials. The Company has been designated a Potentially Responsible Party
(PRP) by the EPA with respect to the disposal of hazardous substances at various sites. The Company expects that its share of the clean-up costs will not have a material adverse effect on the

Company's financial position or results of operations. The Company expects the costs of complying with existing and future environmental laws and regulations to continue to increase. On the other hand, it does not anticipate that such cost increases will have a materially adverse effect on the Company.

(d) Financial Information About Foreign
    and Domestic Operations and Export Sales

Information as to revenues, operating income and identifiable assets for each of the Company's business segments and for its foreign operations in 1997, 1996 and 1995 is contained in Note 14 on pages 37 and 38 of the 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 2.   PROPERTIES

The following summarizes the freight service centers and warehouses operated by the Company at December 31, 1997:

                                     Owned    Leased    Total

    Con-Way Transportation Services    80      289     369
    Emery Worldwide                    29      229     258
    Menlo Logistics                     -       16      16


The following table sets forth the location and square footage of the Company's principal freight service centers at December 31, 1997:

              Location                  Square Footage

CTS - freight service centers

                 Chicago, IL            113,116
                 Charlotte, NC          102,743
                 Des Plains, IL         100,440
                 Columbus, OH            86,537
                 Oakland, CA             85,600
                 Dallas, TX              82,000
                 Cleveland, OH           70,995
                 Atlanta, GA             56,160
                 Cincinnati, OH          55,618
                 Detroit, MI             66,320
                 St. Louis, MO           49,065
                 Carlstadt, NJ           48,360
                 Santa Fe Springs, CA    45,936
                 Jackson, MS             44,596
                 Knoxville, TN           44,460
                 Aurora, IL              44,235
                 South Bend, IN          39,320
                 Milwaukee, WI           36,560
                 Ft. Wayne, IN           35,400
                 Pontiac, MI             34,450
                 Sacramento, CA          25,968
                 Braintree, MA           22,160

Emery - freight service centers

               * Dayton, OH             620,000
                 Los Angeles, CA         78,264
                 Chicago, IL             59,976
                 Dallas, TX              55,104
                 Boston, MA              42,236
                 Indianapolis, IN        38,500

     * Facility partially or wholly financed through the issuance of industrial revenue bonds. Principal amount of debt is secured by the property.

ITEM 3.   LEGAL PROCEEDINGS

The legal proceedings of the Company are summarized in Note 13 on pages 36 and 37 of the 1997 Annual Report to Shareholders and are incorporated herein by reference. Discussions of certain environmental matters are presented in Item 1 and Item 7.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.
                                  PART II


ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS

The Company's common stock is listed for trading on the New York and Pacific Stock Exchanges under the symbol "CNF".

The Company's common stock prices for each of the quarters in 1997 and 1996 are included in Note 15 on page 39 of the 1997 Annual Report to Shareholders and are incorporated herein by reference.

Cash dividends on common shares had been paid in every year from 1962 to 1990. In June 1990 the Company's Board of Directors suspended the quarterly dividend. In December 1994, the Board of Directors reinstated a $.10 per share quarterly cash dividend on common stock. The amounts of quarterly dividends declared on common stock for the last two years are included in Note 15 on page 39 of the 1997 Annual Report to Shareholders and are incorporated herein by reference.

Under the terms of the restructured TASP Notes, as set forth in Note 4 on pages 30 and 31 of the 1997 Annual Report to Shareholders, the Company is restricted from paying dividends in an aggregate amount in excess of $10 million plus one half of the cumulative net income applicable to common shareholders since the commencement of the agreement (which allows for $148 million of dividend payments at December 31, 1997).

Effective March 15, 1995, all of the 690,000 shares of the Company's Series C Preferred Stock were converted to 6,900,000 shares of common stock.

As of December 31, 1997, there were 15,560 holders of record of the common stock ($.625 par value) of the Company. The number of shareholders is also presented in the "Five Year Financial Summary" on page 40 of the 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

The Selected Financial Data is presented in the "Five Year Financial Summary" on page 40 of the 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND
RESULTS OF          OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is presented in the "Financial Review and Management Discussion" on pages 18 through 20, inclusive, of the 1997 Annual Report to Shareholders and is incorporated herein by reference.

On March 17, 1998, the Company issued a press release reporting that lower than expected domestic and international air freight revenues and continuing startup costs from the new Priority Mail contract would result in first quarter 1998 earnings below expectations. Partially offsetting this is the expectation of the best quarterly operating income from CTS in its history. A $6 million charge will be taken in the first quarter to recognize the costs of extending the openings of five PMPC's under the Priority Mail contract. The Company expects to earn between 27 cents and 32 cents per diluted share in the quarter.

Certain statements included or incorporated by reference herein constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties. Any such forward-looking statements contained or incorporated by reference herein should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. In that regard, the following factors, among others and in addition to the matters discussed below and elsewhere in this document and in documents incorporated or deemed to be incorporated by reference herein, could cause actual results and other matters to differ materially from those in such forward-looking statements: changes in general business and economic conditions; increasing domestic and international competition and pricing pressure; changes in fuel prices; uncertainty regarding the Company's new contract with the USPS, including costs of extending the openings of the PMPCs; labor matters, including changes in labor costs, renegotiations of labor contracts and the risk of work stoppages or strikes; changes in governmental regulation; environmental and tax matters, including the aviation excise tax and aircraft maintenance tax matters discussed in documents incorporated by reference; Emery's results of operations for the first quarter of 1998 that have been adversely affected by less than planned revenues; and matters relating to the Spin-off of Consolidated Freightways Corporation (CFC). In that regard, the Company is or may be subject to substantial liabilities with respect to certain matters relating to CFC's business and operations, including, without limitation, guarantees of certain indebtedness of CFC and liabilities for employment-related matters. Although CFC is, in general, either the primary obligor or jointly and severally liable with the Company with respect to these matters, a failure to pay or other default by CFC with respect to the obligations as to which the Company is or may be, or may be perceived to be, liable, whether because of CFC's bankruptcy or insolvency or otherwise, could lead to substantial claims against the Company. As a result of the foregoing, no assurance can be given as to future results of operations or financial condition.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Report of Independent Public Accountants are presented on pages 21 through 39, inclusive, of the 1997 Annual Report to Shareholders and are incorporated herein by reference. The unaudited quarterly financial data is included in Note 15 on page 39 of the 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING  AND
FINANCIAL      DISCLOSURE
None.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The identification of the Company's Directors is presented on pages 3 through 8, inclusive, of the Proxy Statement dated March 17, 1998 and those pages are incorporated herein by reference.

The Executive Officers of the Company, their ages at December 31, 1997, and their applicable business experience are as follows:

Donald E. Moffitt, 65, Chairman of the Board and Chief Executive Officer of the Company. Mr. Moffitt joined Consolidated Freightways Corporation of Delaware, the Company's former nationwide, full-service trucking subsidiary, as an accountant in 1955 and advanced to Vice President - Finance in 1973. In 1975, he transferred to the Company as Vice President
- Finance and Treasurer and in 1981, was elected Executive Vice President - Finance and Administration. In 1983, he assumed the additional duties of President, CF International and Air, Inc., where he directed the Company's international and air freight businesses. Mr. Moffitt was elected Vice Chairman of the Board of the Company in 1986. He retired as an employee and as Vice Chairman of the Board of Directors in 1988 and returned to the Company as Executive Vice President - Finance and Chief Financial Officer in 1990. Mr. Moffitt was named President and Chief Executive Officer of the Company and was elected to the Board of Directors in 1991. In 1995, Mr.
Moffitt was named Chairman of the Board of Directors. Mr. Moffitt is regional Vice President and a member of the executive committee of the U.S. Chamber of Commerce, and is on the board of the California Business Roundtable, the Conference Board and the Business Advisory Council of the
Northwestern University Transportation Center. He also serves on the boards of the San Francisco Bay Area Council, Boy Scouts of America and the American Red Cross, and is a member of the Board of Trustees of the Automotive Safety Foundation and the National Commission Against Drunk Driving. He is a former member of the Board of Directors and the Executive Committee of the Highway Users Federation. Mr. Moffitt is Chairman of the Executive Committee and serves on the Director Affairs Committee of the Company.

Gregory L. Quesnel, 49, President and Chief Operating Officer of the Company. Mr. Quesnel joined Consolidated Freightways Corporation of Delaware in 1975 as Director of Financial Accounting. Through several increasingly responsible financial positions, he advanced to become the top financial officer of CFCD. In 1989, he was elected Vice President-Accounting for the Company and in 1990, was named Vice President and Treasurer. Mr. Quesnel became Senior Vice President-Finance and Chief Financial Officer of the Company in 1991 and Executive Vice President and Chief Financial Officer in 1993. In 1997, Mr Quesnel was named President and Chief Operating Officer of the Company.

David I. Beatson, 50, President and Chief Executive Officer of Emery Air Freight Corporation and Senior Vice President of the Company. Mr. Beatson joined CF AirFreight in 1977, advancing through several increasingly responsible positions to Vice President of National Accounts. After leaving the Company for a time, he returned to Emery in 1991 as Vice President of Sales and Marketing. He became President and Chief Executive Officer of Emery Air Freight Corporation in 1994.

Gerald L. Detter, 53, President and Chief Executive Officer of Con-Way Transportation Services, Inc. and Senior Vice President of the Company. Mr. Detter joined CFCD in 1964 as a dockman and advanced through several positions of increasing responsibility to become Division Manager in Detroit, Michigan in 1976. In 1982, he was named the first president and chief executive officer of Con-Way Central Express. In 1997, Mr. Detter was named President and Chief Executive Officer of Con-Way Transportation Services, Inc. and Senior Vice President of the Company.

Eberhard G.H. Schmoller, 54, Senior Vice President, General Counsel and Secretary of the Company. Mr. Schmoller joined CFCD in 1974 as a staff attorney and in 1976 was promoted to CFCD assistant general counsel. In 1983, he was appointed Vice President and General Counsel of CF AirFreight and assumed the same position with Emery after the acquisition in 1989. Mr. Schmoller was named Senior Vice President and General Counsel of the Company in 1993.

Chutta Ratnathicam, 50, Senior Vice President and Chief Financial Officer of the Company. Mr. Ratnathicam joined the Company in 1977 as a corporate auditor and following several increasingly responsible positions was named Vice President internal auditing for the Company in 1989. In 1991, he was promoted to Vice President-international for Emery Air Freight Corporation. In 1997, Mr. Ratnathicam was named Senior Vice President and Chief Financial Officer of the Company.

ITEM 11. EXECUTIVE COMPENSATION

The required information for Item 11 is presented on pages 12 through 16, inclusive, of the Proxy Statement dated March 17, 1998, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The required information for Item 12 is included on pages 9, 10 and 22 of the Proxy Statement dated March 17, 1998 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.


                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Exhibits Filed

    1. Financial Statements
         See Index to Financial Information.

    2. Financial Statement Schedules
         See Index to Financial Information.

    3. Exhibits
         See Index to Exhibits.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CNF TRANSPORTATION INC.
                                        (Registrant)




March 24, 1998                     /s/Donald E. Moffitt
                                   Donald E. Moffitt
                                   Chairman and Chief Executive Officer



March 24, 1998                     /s/Gregory L. Quesnel
                                   Gregory L. Quesnel
                                   President and Chief Operating Officer



March 24, 1998                     /s/Chutta Ratnathicam
                                   Chutta Ratnathicam
                                   Senior   Vice   President   and    Chief
                                   Financial    Officer



March 24, 1998                     /s/Gary D. Taliaferro
                                   Gary D. Taliaferro
                                   Vice President and Controller

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March 24, 1998                     /s/Donald E. Moffitt
                                   Donald E. Moffitt
                                   Chairman of the Board and Chief
                                    Executive     Officer



March 24, 1998
                                   Robert Alpert, Director



March 24, 1998                     /s/Earl F. Cheit
                                   Earl F. Cheit, Director



March 24, 1998
                                   Richard A. Clarke, Director



March 24, 1998                     /s/Margaret G. Gill                  _
                                   Margaret G. Gill, Director



March 24, 1998                     /s/Robert Jaunich II
                                   Robert Jaunich II, Director



March 24, 1998                     /s/W. Keith Kennedy, Jr.
                                   W. Keith Kennedy, Jr., Director



March 24, 1998                     /s/Richard B. Madden
                                   Richard B. Madden, Director

                                SIGNATURES




March 24, 1998
                                   Michael J. Murray, Director



March 24, 1998
                                   Robert D. Rogers, Director



March 24, 1998                     /s/William J. Schroeder
                                   William J. Schroeder, Director



March 24, 1998                     /s/Robert P. Wayman
                                   Robert P. Wayman, Director

                          CNF TRANSPORTATION INC.
                                 FORM 10-K
                       Year Ended December 31, 1997

___________________________________________________________________________



                      INDEX TO FINANCIAL INFORMATION

CNF Transportation Inc. and Subsidiaries

The following Consolidated Financial Statements of CNF Transportation Inc. and Subsidiaries appearing on pages 21 through 39, inclusive, of the Company's 1997 Annual Report to Shareholders are incorporated herein by reference:

     Report of Independent Public Accountants

     Consolidated Balance Sheets - December 31, 1997 and 1996

     Statements of Consolidated Income - Years Ended December 31, 1997, 1996 and 1995

     Statements of Consolidated Cash Flows - Years Ended December 31, 1997, 1996 and 1995

     Statements of Consolidated Shareholders' Equity - Years Ended December 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements

In addition to the above, the following consolidated financial information is filed as part of this Form 10-K:
                                                                 Page

     Consent of Independent Public Accountants              25

     Report of Independent Public Accountants               25

     Schedule II - Valuation and Qualifying Accounts        26


The other schedules have been omitted because either (1) they are neither required nor applicable or (2) the required information has been included in the consolidated financial statements or notes thereto.

                                 SIGNATURE

                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports included and incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statement File Nos. 2-81030, 33-52599, 33-60619, 33-60625, 33-60629, 333-26595 and 333-30327.

                                             /s/Arthur Andersen LLP
                                             ARTHUR ANDERSEN LLP


San Francisco, California
March 23, 1998


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of CNF Transportation Inc.:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in CNF Transportation Inc.'s 1997 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 23, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Schedule II--Valuation and Qualifying Accounts on page 26 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             /s/Arthur Andersen LLP
                                             ARTHUR ANDERSEN LLP

San Francisco, California
January 23, 1998

                                SCHEDULE II

                          CNF TRANSPORTATION INC.
                     VALUATION AND QUALIFYING ACCOUNTS
                    THREE YEARS ENDED DECEMBER 31, 1997
                               (In thousands)

DESCRIPTION

ALLOWANCE FOR DOUBTFUL ACCOUNTS


                              ADDITIONS
          BALANCE AT  CHARGED TO  CHARGED TO                 BALANCE AT
          BEGINNING   COSTS AND     OTHER                       END
          OF PERIOD    EXPENSES    ACCOUNTS   DEDUCTIONS      PERIOD

1997      $18,712     $12,528     $  -        $(11,085)(a)       $20,155


1996      $16,870     $16,729     $  -        $(14,887)(a)       $18,712


1995      $15,889     $11,017     $  -        $(10,036)(a)       $16,870






(a)  Accounts written off net of recoveries.

                             INDEX TO EXHIBITS
                               ITEM 14(a)(3)

Exhibit No.

(3)  Articles of incorporation and by-laws:

     3.1 CNF Transportation Inc. Certificate of Incorporation, as amended. (Exhibit 4(a) to the Company's registration statement on Form S-3 dated May 6, 1997.*)
     3.2 CNF Transportation Inc. By-laws, as amended, May 3, 1997 (Exhibit 4(b) to the Company's registration statement on Form S-3 dated May 6, 1997*).

(4) Instruments defining the rights of security holders, including debentures:

     4.1 Certificate of Designations of the Series B Cumulative Convertible Preferred Stock. (Exhibit 4.1 as filed on Form SE dated May 25, 1989*)
     4.2 Indenture between the Registrant and Bank One, Columbus, NA, as successor trustee, with respect to 9-1/8% Notes Due 1999, Medium-Term Notes, Series A and 7.35% Notes due 2005. (Exhibit 4.1 as filed on Form SE dated March 20, 1990*)
     4.3   Form of Security for 9-1/8% Notes Due 1999 issued by
           Consolidated Freightways, Inc. (Exhibit 4.1 as filed on Form SE dated August 25, 1989*)
     4.4 Officers' Certificate dated as of August 24, 1989 establishing the form and terms of debt securities issued by Consolidated Freightways, Inc. (Exhibit 4.2 as filed on Form SE dated August 25, 1989*)
     4.5 Form of Security for Medium-Term Notes, Series A to be issued by Consolidated Freightways, Inc. (Exhibit 4.1 as filed on Form SE dated September 18, 1989*)
     4.6 Officers' Certificate dated September 18, 1989, establishing the form and terms of debt securities to be issued by Consolidated Freightways, Inc. (Exhibit 4.2 as filed on Form SE dated September 19, 1989*)
     4.7 Indenture between the Registrant and The First National Bank of Chicago Bank, trustee, with respect to debt securities. (Exhibit 4(d) as filed on Form S-3 dated June 27, 1995*)
     4.8 Indenture between the Registrant and Bank One, Columbus, NA, trustee, with respect to subordinated debt securities. (Exhibit 4(e) as filed on Form S-3 dated June 27, 1995*)
     4.9 Form of Security for 7.35% Notes due 2005 issued by Consolidated Freightways, Inc. (Exhibit 4.4 as filed on Form S-4 dated June 27, 1995*)


           * Previously filed with the Securities and Exchange Commission and incorporated herein by reference.

Exhibit No.

     4.10 Declaration of Trust of the Trust (Exhibit 4(k) to the Company's Amendment 1 to Form S-3 dated May 30, 1997*)
     4.11 Form of Amended and Restated Declaration of Trust of the Trust, including form of Trust Preferred Security. (Exhibit 4(l) to the Company's Amendment 1 to Form S-3 dated May 9, 1997*)
     4.12 Form of Guarantee Agreement with respect to Trust Preferred Securities. (Exhibit 4(m) to the Company's Amendment 1 to Form S-3 dated May 30, 1997*)


     Instruments defining the rights of security holders of long-term debt of CNF Transportation Inc., and its subsidiaries for which financial statements are required to be filed with this Form 10-K, of which the total amount of securities authorized under each such instrument is less than 10% of the total assets of CNF Transportation Inc. and its subsidiaries on a consolidated basis, have not been filed as exhibits to this Form 10-K. The Company agrees to furnish a copy of each applicable instrument to the Securities and Exchange Commission upon request.


(10) Material contracts:

     10.1 Consolidated Freightways, Inc. Long-Term Incentive Plan of 1988 as amended through Amendment 3. (Exhibit 10.2 as filed on Form SE dated March 25, 1991*#)
     10.2 Consolidated Freightways, Inc. Stock Option Plan of 1988 as amended. (Exhibit 10(i) to the Company's Form 10-K for the year ended December 31, 1987 as amended in Form S-8 dated
           December 16, 1992*#)
     10.3 Emery Air Freight Plan for Retirees, effective October 31, 1987. (Exhibit 4.23 to the Emery Air Freight Corporation
           Quarterly Report on Form 10-Q dated November 16, 1987**)
     10.4 Consolidated Freightways, Inc. Common Stock Fund (formerly Emery Air Freight Corporation Employee Stock Ownership Plan, as effective October 1, 1987 ("ESOP"). (Exhibit 4.33 to the Emery Air Freight Corporation Annual Report on Form 10-K dated March 28, 1988**)


      * Previously filed with the Securities and Exchange Commission and incorporated herein by reference.
      ** Incorporated by reference to indicated reports filed under the Securities Act of 1934, as amended, by Emery Air Freight Corporation File No. 1-3893.
      # Designates a contract or compensation plan for Management or Directors.

Exhibit No.


     10.5 Employee Stock Ownership Trust Agreement, dated as of October 8, 1987, as amended, between Emery Air Freight Corporation and Arthur W. DeMelle, Daniel J. McCauley and Daniel W. Shea, as Trustees under the ESOP Trust. (Exhibit 4.34 to the Emery Air Freight Corporation Annual Report on Form 10-K dated March
           28, 1988**)
     10.6 Amended and Restated Subscription and Stock Purchase Agreement dated as of December 31, 1987 between Emery Air Freight Corporation and Boston Safe Deposit and Trust Company in its capacity as successor trustee under the Emery Air Freight Corporation Employee Stock Ownership Plan Trust ("Boston Safe"). (Exhibit B to the Emery Air Freight Corporation Current Report on Form 8-K dated January 11, 1988**)
     10.7 Supplemental Subscription and Stock Purchase Agreement dated as of January 29, 1988 between Emery Air Freight Corporation and Boston Safe. (Exhibit B to the Emery Air Freight Corporation Current Report on Form 8-K dated February 12, 1988**)
     10.8 Trust Indenture, dated as of November 1, 1988, between City of Dayton, Ohio and Security Pacific National Trust Company (New
           York), as Trustee and Bankers Trust Company, Trustee.  (Exhibit
           4.1 to Emery Air Freight Corporation Current Report on Form 8-K dated December 2, 1988**)
     10.9 Bond Purchase Agreement dated November 7, 1988, among the City of Dayton, Ohio, the Emery Air Freight Corporation and Drexel Burnham Lambert Incorporated. (Exhibit 28.7 to the Emery Air Freight Corporation Current Report on Form 8-K dated December
           2, 1988**)
     10.10 Lease agreement dated November 1, 1988 between the City of Dayton, Ohio and Emery Air Freight Corporation. (Exhibit 10.1 to the Emery Air Freight Corporation Annual Report on Form 10-K for the year ended December 31, 1988**)
     10.11 $350 million Amended and Restated Credit Agreement dated November 21, 1996 among Consolidated Freightways, Inc. and various financial institutions. (Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 1996*).
     10.12 Official Statement of the Issuer's Special Facilities
           Revenue Refunding Bonds, 1993 Series E and F dated
           September 29, 1993 among the City of Dayton, Ohio and Emery
           Air Freight Corporation.
           (Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended September 30, 1993*).



     * Previously filed with the Securities and Exchange Commission and incorporated herein by reference.
    ** Incorporated by reference to indicated reports filed under the Securities Act of 1934, as amended, by Emery Air Freight Corporation File No. 1-3893.
     # Designates a contract or compensation plan for Management or Directors.

Exhibit No.



     10.13 Trust Indenture, dated September 1, 1993 between the City of Dayton, Ohio and Banker's Trust Company as Trustee.
           (Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended September 30, 1993*).
     10.14 Supplemental Lease Agreement dated September 1, 1993 between the City of Dayton, Ohio, as Lessor, and Emery Air Freight Corporation, as Lessee. (Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended September 30, 1993*).
     10.15 Supplemental Retirement Plan dated January 1, 1990. (Exhibit 10.31 to the Company's Form 10-K for the year ended December 31, 1993*#)
     10.16 Directors' 24-Hour Accidental Death and Dismemberment Plan. (Exhibit 10.32 to the Company's Form 10-K for the year ended December 31, 1993*#)
     10.17 Executive Split-Dollar Life Insurance Plan dated January 1,
           1994. (Exhibit 10.33 to the Company's Form 10-K for the year ended December 31, 1993*#)
     10.18 Board of Directors' Compensation Plan dated January 1, 1994. (Exhibit 10.34 to the Company's Form 10-K for the year ended December 31, 1993*#)
     10.19 Directors' Business Travel Insurance Plan. (Exhibit 10.36 to the Company's Form 10-K for the year ended December 31, 1993*#)
     10.20 Deferred Compensation Plan for Executives 1998 Restatement. #
     10.21 Amended and Restated 1993 Nonqualified Employee Benefit Plans Trust Agreement dated January 1, 1995. (Exhibit 10.38 to the Company's Form 10-K for the year ended December 31, 1994.*#)
     10.22 CNF Transportation Inc., 1997 Equity and Incentive Plan for Non-Employee Directors, as amended June 30, 1997. #
     10.23 Amended and Restated Retirement Plan for Directors of
           Consolidated Freightways, Inc. dated January 1, 1994. (Exhibit
     10.40 to the Company's Form 10-K for the year ended
           December 31, 1994.*#)
     10.24 CNF Transportation Inc. Return on Equity Plan, as amended through Amendment No. 1#
     10.25 Employee Benefit Matters Agreement by and between Consolidated Freightways, Inc. and Consolidated Freightways Corporation dated December 2, 1996. (Exhibit 10.33 to the Company's form 10-K for the year ended December 31, 1996.*#)


     * Previously filed with the Securities and Exchange Commission and incorporated herein by reference.
    ** Incorporated by reference to indicated reports filed under the Securities Act of 1934, as amended, by Emery Air Freight Corporation File No. 1-3893.
     # Designates a contract or compensation plan for Management or Directors.

Exhibit No.


     10.26 Distribution Agreement between Consolidated
           Freightways, Inc., and Consolidated Freightways Corporation dated November 25, 1996. (Exhibit 10.34 to the Company's Form 10-K for the year ended December 31, 1996.*#)
     10.27 Transition Services Agreement between CNF Service
           Company, Inc. and Consolidated Freightways Corporation dated December 2, 1996. (Exhibit to the Company's Form 10-K for the year ended December 31, 1996.*#)
     10.28 Tax Sharing Agreement between Consolidated
           Freightways, Inc., and Consolidated Freightways Corporation dated December 2, 1996. (Exhibit to the Company's Form 10-K for the year ended December 31, 1996.*#)
     10.29 CNF Transportation Inc. Executive Incentive Plan for 1998. #
     10.30 Con-Way Transportation Services, Inc. Incentive Plan for 1998. #
     10.31 Emery Worldwide Incentive Plan for 1998. #
     10.32 CNF Transportation Inc. Special Bonus Plan for 1998. #
     10.33 CNF Transportation Inc. 1997 Equity and Incentive Plan as amended June 30, 1997. #
     10.34 CNF Transportation Inc. Deferred Compensation Plan for Directors 1998 Restatement. #

(12a) Computation of ratios of earnings to fixed charges

(12b) Computation of ratios of earnings to combined fixed charges and preferred stock dividends.

(13) Annual report to security holders:

     CNF Transportation Inc. 1997 Annual Report to Shareholders (Only those portions referenced herein are incorporated in this Form 10-K. Other portions such as "Letter to Shareholders" are not required and, therefore, are not "filed" as part of this Form 10-K.)

(21) Significant Subsidiaries of the Company.

(27) Financial Data Schedule



     * Previously filed with the Securities and Exchange Commission and incorporated herein by reference.
     # Designates a contract or compensation plan for Management or Directors.

Exhibit No.


 (99) Additional documents:

     99.1  CNF Transportation Inc. 1997 Notice of Annual Meeting and
           Proxy Statement dated March 17, 1998.  (Only those portions
           referenced herein are incorporated in this Form   10-K.  Other
           portions are not required and, therefore, are not "filed" as a part of this Form 10-K. *)
     99.2 Note Agreement dated as of July 17, 1989, between the ESOP, Consolidated Freightways, Inc. and the Note Purchasers named therein. (Exhibit 28.1 as filed on Form SE dated July 21, 1989*)
     99.3 Guarantee and Agreement dated as of July 17, 1989, delivered by Consolidated Freightways, Inc. (Exhibit 28.2 as filed on Form SE dated July 21, 1989*).
     99.4 Form of Restructured Note Agreement between Consolidated Freightways, Inc., Thrift and Stock Ownership Trust as Issuer and various financial institutions as Purchasers named therein, dated as of November 3, 1992. (Exhibit 28.4 to the Company's Form 10-K for the year ended December 31, 1992*).


The remaining exhibits have been omitted because either (1) they are neither required nor applicable or (2) the required information has been included in the consolidated financial statements or notes thereto.

     * Previously filed with the Securities and Exchange Commission and incorporated herein by reference.
     #   Designates a compensation plan for Management or Directors.