Form 10-Q
period 1998-03-31
CNF TRANSPORTATION INC
filed 1998-05-13
CIK 23675

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1998

                                    OR

          ___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

              For the transition period from   N/A   to   N/A


                       COMMISSION FILE NUMBER 1-5046

                          CNF TRANSPORTATION INC.


                   Incorporated in the State of Delaware
               I.R.S. Employer Identification No. 94-1444798

            3240 Hillview Avenue, Palo Alto, California  94304
                      Telephone Number (650) 494-2900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.   Yes  xx  No
                                                ----    ----


            Number of shares of Common Stock, $.625 par value,
               outstanding as of April 30, 1998: 47,580,851

                          CNF TRANSPORTATION INC.
                                 FORM 10-Q
                        Quarter Ended March 31, 1998

____________________________________________________________________________
____________________________________________________________________________

                                   INDEX



PART I.  FINANCIAL INFORMATION                            Page

  Item 1.  Financial Statements

       Consolidated Balance Sheets -
         March 31, 1998 and December 31, 1997                3

       Statements of Consolidated Income -
         Three Months Ended March 31, 1998 and 1997          5

       Statements of Consolidated Cash Flows -
         Three Months Ended March 31, 1998 and 1997          6

       Notes to Consolidated Financial Statements            7

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations   10


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                 15

  Item 4. Submission of Matters to a Vote of
          Security Holders                                  15

  Item 5. Other Information                                 15

  Item 6. Exhibits and Reports on Form 8-K                  16


  SIGNATURES                                                16

                       PART I. FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS

                          CNF TRANSPORTATION INC.
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                                   March 31,   December 31,
                                                     1998           1997
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                     $   95,301     $   97,617
  Trade accounts receivable, net of allowances     671,259        703,785
  Other accounts receivable                         50,634         32,067
  Operating supplies, at lower of average
     cost or market                                 36,573         36,580
  Prepaid expenses                                  60,125         35,682
  Deferred income taxes                            105,005        103,656
     Total Current Assets                        1,018,897      1,009,387

PROPERTY, PLANT AND EQUIPMENT, NET
  Land                                             110,132        109,768
  Buildings and improvements                       314,827        301,245
  Revenue equipment                                691,915        685,618
  Other equipment and leasehold improvements       441,334        400,065
                                                 1,558,208      1,496,696
  Accumulated depreciation and amortization       (647,714)      (616,854)
                                                   910,494        879,842

OTHER ASSETS
  Restricted funds                                  10,335         10,601
  Deposits and other assets                        155,849        120,872
  Unamortized aircraft maintenance, net            122,479        123,352
  Costs in excess of net assets of businesses
     acquired, net of accumulated amortization     275,127        277,442
                                                   563,790        532,267

TOTAL ASSETS                                    $2,493,181     $2,421,496



          The accompanying notes are an integral part of these statements.

                          CNF TRANSPORTATION INC.
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                                   March 31,    December 31,
                                                     1998          1997
LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
  Accounts payable                              $  241,761     $  268,064
  Accrued liabilities                              427,570        423,237
  Accrued claims costs                              96,325         99,848
  Current maturities of long-term debt and
     capital leases                                  5,262          4,875
  Short-term borrowings                             71,000             -
  Federal and other income taxes                    23,839         10,114
     Total Current Liabilities                     865,757        806,138

 LONG-TERM LIABILITIES
  Long-term debt and guarantees                    356,905        362,671
  Long-term obligations under capital leases       110,797        110,817
  Accrued claims costs                              58,956         55,030
  Employee benefits                                148,901        141,351
  Other liabilities and deferred credits            60,872         72,428
  Deferred income taxes                             92,073         89,958
     Total Liabilities                           1,694,261      1,638,393

 COMMITMENTS AND CONTINGENCIES (Note 5)

 COMPANY-OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES OF SUBSIDIARY TRUST
  HOLDING SOLELY CONVERTIBLE DEBENTURES OF
  THE COMPANY (Note 4)                             125,000        125,000

 SHAREHOLDERS' EQUITY
  Preferred stock, no par value; authorized
     5,000,000 shares:
     Series B, 8.5% cumulative, convertible,
       $.01 stated value; designated 1,100,000
       shares; issued 862,653 and 865,602 shares,
       respectively                                      9              9
  Additional paid-in capital, preferred stock      131,201        131,649
  Deferred TASP compensation                      (100,159)      (101,819)
     Total Preferred Shareholders' Equity           31,051         29,839

  Common stock, $.625 par value; authorized
     100,000,000 shares; issued 54,539,936
     and 54,370,182 shares, respectively            34,087         33,981
  Additional paid-in capital, common stock         304,867        302,256
  Deferred compensation, restricted stock           (2,440)        (2,528)
  Cumulative translation adjustment (Note 2)        (7,339)        (6,647)
  Retained earnings                                485,399        473,250
  Cost of repurchased common stock
     (6,963,965 and 6,977,848 shares,
      respectively)                               (171,705)      (172,048)
     Total Common Shareholders' Equity             642,869        628,264
       Total Shareholders' Equity                  673,920        658,103

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $2,493,181     $2,421,496

      The accompanying notes are an integral part of these statements.

                             CNF TRANSPORTATION INC.
                      STATEMENTS OF CONSOLIDATED INCOME
               (Dollars in thousands except per share amounts)

                                                  Three Months Ended
                                                        March 31,
                                                 1998             1997
REVENUES
  Con-Way Transportation Services            $  393,605       $  334,458
  Emery Worldwide                               521,633          508,552
  Other                                         174,628           99,618
                                              1,089,866          942,628

COSTS AND EXPENSES
  Con-Way Transportation Services
    Operating Expenses                          274,525          247,913
    Selling and Administrative Expenses          50,080           43,271
    Depreciation                                 18,499           14,797
                                                343,104          305,981
  Emery Worldwide
    Operating Expenses                          437,295          406,846
    Selling and Administrative Expenses          65,686           74,252
    Depreciation                                 11,139            8,947
                                                514,120          490,045
  Other
    Operating Expenses                          168,660           88,102
    Selling and Administrative Expenses          15,940            6,868
    Depreciation                                  3,237            1,265
                                                187,837           96,235
                                              1,045,061          892,261
OPERATING INCOME (LOSS)
  Con-Way Transportation Services                50,501           28,477
  Emery Worldwide                                 7,513           18,507
  Other                                         (13,209)           3,383
                                                 44,805           50,367
OTHER INCOME (EXPENSE)
  Interest Expense                               (8,532)         (10,805)
  Dividend Requirement on Preferred
   Securities of Subsidiary Trust (Note 4)       (1,563)               -
  Miscellaneous, Net                               (633)             610
                                                (10,728)         (10,195)

Income before Income Taxes                       34,077           40,172
Income Taxes                                     15,164           18,228
Net Income                                       18,913           21,944

Preferred Dividends                               2,007            1,939

NET INCOME AVAILABLE
  TO COMMON SHAREHOLDERS                     $   16,906       $   20,005

Weighted-Average Shares                      47,509,416       45,222,202

EARNINGS PER SHARE (Note 3)
  Basic                                      $     0.36       $     0.44
  Diluted                                    $     0.33       $     0.40



       The accompanying notes are an integral part of these statements.

                          CNF TRANSPORTATION INC.
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                          (Dollars in thousands)
                                                      Three Months Ended
                                                            March 31,
                                                       1998        1997

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     $  97,617    $  82,094

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          18,913       21,944
  Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation and amortization                  37,019       28,008
       Increase in deferred income taxes                 766        5,233
       Amortization of deferred compensation           1,885        1,562
       Gains from property disposals, net             (1,465)        (638)
     Changes in assets and liabilities:
       Receivables                                    13,959        5,843
       Prepaid expenses                              (24,443)     (18,968)
       Accounts payable                              (23,485)      (3,984)
       Accrued liabilities                            31,322       28,824
       Accrued incentive compensation                (26,989)      (9,963)
       Accrued claims costs                              403       (4,286)
       Federal and other income taxes                 13,725          362
       Employee benefits                               7,550        5,124
       Deferred charges and credits                  (38,089)      (9,993)
       Other                                          (7,789)     (12,105)
     Net Cash Provided by Operating Activities         3,282       36,963

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                               (69,663)     (35,156)
  Proceeds from sales of property                      6,364          869
     Net Cash Used by Investing Activities           (63,299)     (34,287)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net payments of long-term debt
     and capital lease obligations                    (5,399)      (1,797)
  Net borrowings (payments) under revolving
     lines of credit                                  71,000      (10,000)
  Proceeds from exercises of stock options             2,473       15,956
  Payments of common dividends                        (4,757)      (4,534)
  Payments of preferred dividends                     (5,616)      (6,118)
     Net Cash Provided (Used) by Financing Activities 57,701       (6,493)

     Decrease in Cash and Cash Equivalents            (2,316)      (3,817)

CASH AND CASH EQUIVALENTS, END OF PERIOD           $  95,301    $  78,277

       The accompanying notes are an integral part of these statements.

                          CNF TRANSPORTATION INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

   The accompanying consolidated financial statements of CNF Transportation Inc. and subsidiaries (the Company) have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements included in the Company's 1997 Annual Report to Shareholders.

   In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1, which provides for the capitalization of the costs of internal-use software if certain criteria are met, is effective for fiscal years beginning after December 15, 1998. As provided by SOP 98-1, the Company has elected to adopt the pronouncement early and has applied the new provisions prospectively as of January 1, 1998. Prior to adoption of SOP 98-1, it was the Company's policy to expense all internally developed internal-use software costs. For the three months ended March 31, 1998, costs of $6.8 million were capitalized as internally developed internal-use software and are included in Other Assets in the Consolidated Balance Sheets.

   There were no significant changes in the Company's commitments and contingencies as previously described in the 1997 Annual Report to Shareholders and related annual report to the Securities and Exchange Commission Form 10-K.

2. Non-Owner Changes in Equity

   In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income", which requires companies to report a measure of all changes in equity except those resulting from investments by owners and distributions to owners. Total non-owner changes in equity for the three months ended March 31, 1998 and 1997 were $18,221 and $18,131, respectively, and included net income and foreign currency translation adjustments.

3. Earnings Per Share

   Effective December 31, 1997, the Company adopted SFAS 128, "Earnings Per Share". SFAS 128 prescribes new Basic and Diluted Earnings Per Share (EPS) calculations that replace the former calculations for Primary and Fully Diluted EPS. Prior years have been restated to conform to the requirements of SFAS 128.

   Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average shares outstanding. Diluted earnings per share was calculated as follows:

                                                Three Months Ended
                                                     March 31,
(Dollars in thousands except per share data)    1998          1997

Earnings:
  Net Income Available to Common
   Shareholders                            $   16,906     $   20,005
  Add-backs:
     Dividends on Series B preferred stock,
       net of replacement funding                 326            302
     Dividends on preferred
       securities of subsidiary
       trust, net of tax                          954             -
                                           $   18,186     $   20,307
Shares:
  Basic shares (weighted-average shares
     outstanding)                          47,509,416     45,222,202
  Stock option and restricted
     stock dilution                           780,797      1,243,183
  Series B preferred stock                  4,061,370      4,258,592
  Subsidiary trust preferred
     securities                             3,125,000             -
                                           55,476,583     50,723,977

       Diluted Earnings Per Share          $     0.33     $     0.40
                                           ==========     ==========

4. Preferred Securities of Subsidiary Trust

   On June 11, 1997, CNF Trust I (the Trust), a Delaware business trust wholly owned by the Company, issued 2,500,000 of its $2.50 Term Convertible Securities, Series A TECONS to the public for gross proceeds of $125 million. The combined proceeds from the issuance of the TECONS and the issuance to the Company of the common securities of the Trust were invested by the Trust in $128.9 million aggregate principal amount of 5% convertible subordinated debentures due June 1, 2012 (the Debentures) issued by the Company. The Debentures are the sole assets of the Trust.

   Holders of the TECONS are entitled to receive cumulative cash distributions at an annual rate of $2.50 per TECONS (equivalent to a rate of 5% per annum of the stated liquidation amount of $50 per TECONS). The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TECONS, to the extent the Trust has funds available therefor and subject to certain other limitations (the Guarantee). The Guarantee, when taken together with the obligations of the Company under the Debentures, the Indenture pursuant to which the Debentures were issued, and the Amended and Restated Declaration of Trust of the Trust (including its obligations to pay costs, fees, expenses, debts and other obligations of the Trust [other than with respect to the TECONS and the common securities of the Trust]), provide a full and unconditional guarantee of amounts due on the TECONS.

   The Debentures are redeemable for cash, at the option of the Company, in whole or in part, on or after June 1, 2000, at a price equal to 103.125% of the principal amount, declining annually to par if redeemed on or after June 1, 2005, plus accrued and unpaid interest. In certain circumstances relating to federal income tax matters, the Debentures may be redeemed by the Company at 100% of the principal plus accrued and unpaid interest. Upon any redemption of the Debentures, a like aggregate liquidation amount of TECONS will be redeemed. The TECONS do not have a stated maturity date, although they are subject to mandatory redemption upon maturity of the Debentures on June 1, 2012, or upon earlier redemption.

   Each TECONS is convertible at any time prior to the close of business on June 1, 2012, at the option of the holder into shares of the Company's common stock at a conversion rate of 1.25 shares of the Company's common stock for each TECONS, subject to adjustment in certain circumstances.

5. Contingencies

   In connection with the spin-off of Consolidated Freightways Corporation
(CFC) on December 2, 1996, the Company agreed to indemnify certain states, insurance companies and sureties against the failure of CFC to pay certain worker's compensation and public liability claims that were pending as of
September 30, 1996.   In some cases, these indemnities are supported by
letters of credit under which the Company is liable to the issuing bank and by bonds issued by surety companies. In order to secure CFC's obligation to reimburse and indemnify the Company against liability with respect to these claims, CFC has provided the Company with approximately $30 million of letters of credit and $50 million of real property collateral.

   The Company has entered into a Transition Services Agreement to provide CFC with certain information systems, data processing and other administrative services and will administer CFC's retirement and benefits plans. The agreement has a three-year term although CFC may terminate any or all services with six months notice. The Company may terminate all services other than the telecommunications and data processing services at any time after the first anniversary of the agreement, with six months notice. Services performed by the Company under the agreement shall be paid by CFC on an arm's-length negotiated basis.

   The Internal Revenue Service has notified a subsidiary of the Company of proposed adjustments in aviation transportation excise tax caused by a difference in methods used to calculate the tax. The Company intends to vigorously defend against the proposed adjustments. Although the Company is unable to predict the ultimate outcome, it is the opinion of management that this action will not have a material impact on the Company's financial position or results of operations.

   The IRS has also proposed a substantial adjustment for tax years 1987 through 1990 based on the IRS position that certain aircraft maintenance costs should have been capitalized rather than expensed for federal income tax purposes. In addition, the Company believes it is likely that the IRS will propose an additional adjustment, based on the same IRS position with respect to aircraft maintenance costs, for subsequent tax years. The Company believes that its practice of expensing these types of maintenance costs is consistent with industry practice. However, if this issue is determined adversely to the Company, there can be no assurance that the Company will not have to pay substantial additional tax. The Company is unable to predict the ultimate outcome of this matter and intends to vigorously contest the proposed adjustment.

   The Company has received notices from the Environmental Protection Agency and others that it has been identified as a potentially responsible party (PRP) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or other Federal and state environmental statutes at several hazardous waste sites. Under CERCLA, PRPs are jointly and severally liable for all site remediation and expenses. After investigating the Company's involvement at such sites, based upon cost studies performed by independent third parties, the Company believes its obligations with respect to such sites would not have a material adverse effect on the Company's financial position or results of operations.

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


                       PART I. FINANCIAL INFORMATION
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Total Company revenues for the first quarter of 1998 increased 15.6% over the first quarter of 1997. The Company's higher revenues were primarily attributable to revenue growth at Con-Way Transportation Services (Con-Way), Menlo Logistics (Menlo), and the Priority Mail operations, which was awarded in April 1997.

     The Company's operating income for the first quarter of 1998 decreased 11.0% from the first quarter of 1997. Con-Way's operating income of $50.5 million in the first quarter of 1998 represented a new record for the Company's subsidiary. Con-Way's achievement was partially offset by lower income from Emery Worldwide (Emery) and operating losses from the Priority Mail operations.

     Effective January 1, 1998, the Company adopted early AICPA SOP 98-1. As a result, the Company capitalized $6.8 million of internally developed internal-use software costs that would have been recorded as operating expenses under the Company's previous accounting policies. (See Note 1 of the Notes to Consolidated Financial Statements).

     Other expenses for the 1998 first quarter increased 5.2% over the first quarter of 1997. First-quarter interest expense in 1998 decreased from the 1997 first quarter due primarily to lower borrowings under the Company's unsecured credit facility. The lower interest expense in the first quarter of 1998 was substantially offset by dividend requirements on the preferred securities of a subsidiary trust issued in June 1997.

     The effective income tax rate of 44.5% in the 1998 first quarter decreased from the rate of 45.4% in the 1997 first quarter. The decrease was primarily due to estimated lower non-deductible expenses for 1998.

CON-WAY TRANSPORTATION SERVICES

     Con-Way's revenues for the first quarter of 1998 increased 17.7% over the same quarter of last year due primarily to increased freight volumes and improved yields. Compared to the first quarter of last year, tonnage and revenue per hundredweight in the first quarter of 1998 increased 10.6% and 7.1%, respectively. With strong economic conditions in the first quarter of 1998, less-than-truckload tonnage increased 10.2% over last year's first quarter primarily due to revenue growth in recently-expanded geographic areas, redirected freight from shippers concerned with uncertainty over settlement of the National Master Freight Agreement, and new service offerings, which included an expansion of the premium joint services that link Con-Way's regional carriers.

     Con-Way's record operating income in the first quarter of 1998 increased 77.3% over the same quarter of last year. The higher operating income was primarily due to increased revenues, a more favorable pricing environment, increased load factor, improved operating efficiencies, and a more profitable service mix. The expansion of higher-margin inter-regional joint services, continued leveraging of the existing infrastructure, and lower fuel costs also contributed to a higher operating margin in the first quarter of 1998.

     Con-Way's management is continuing its strategic efforts to more efficiently utilize its freight infrastructure while creating and expanding new services it believes will improve operating margins. As part of this strategy, Con-Way recently announced an expansion of joint services between the central and western regional carriers that completes a plan to provide full nationwide coverage among all three regional carriers.

EMERY WORLDWIDE

     Emery's 1998 first-quarter revenues exceeded 1997 first-quarter revenues by 2.6%. The higher revenues reflect growth from several of Emery's specialty operations, as total air freight revenues were essentially flat. Compared to the first quarter of the last year, North American and international tonnage in the first quarter of 1998 grew 1.2% and 8.5%, respectively. North American commercial revenues were down 1.0% compared to the 1997 first quarter and commercial international revenues were flat. In the first quarter of 1998, slow-downs in the automotive and technology industries adversely impacted demand in the airfreight industry. In addition, the first quarter of 1998 was affected by mild winter conditions, which can shift freight demand to competing surface transportation.

     Emery's operating income for the first quarter of 1998 decreased 59.4% from the first quarter of 1997. The 19.1% decrease in revenues from the fourth quarter of 1997 to the first quarter of 1998 was larger than expected and the suddenness of the revenue decline precluded a commensurate reduction in expense. While 1998 first-quarter revenues were lower than expected, costs had been set at a level designed to ensure that higher projected volumes could be adequately serviced. This relationship between lower revenues and comparably higher costs adversely affected operating income in the first quarter of 1998 when compared to the same quarter of last year.

     Emery's management strategy includes measures intended to improve yields and reduce costs in-line with revenue levels. Emery has reduced the size of its air fleet, consolidated certain service center operations, and aligned staff with freight volumes. Emery's management strategy includes efforts to improve yields by re-pricing or replacing low margin business.

OTHER OPERATIONS

     The Other segment is comprised of Menlo, the Priority Mail operations, Road Systems, and VantageParts. For the first quarter of 1998, revenue increases at Menlo and Priority Mail were the primary contributors to the Other segment's 75.3% revenue increase from the first quarter of 1997. The Other segment's $13.2 million operating loss in the first quarter of 1998, which compared unfavorably to operating income of $3.4 million in the first quarter of 1997, was the result of a $17.6 million operating loss from the Priority Mail operations.

     Menlo, which is the largest component of the Other segment, increased first-quarter revenues in 1998 by $30.3 million or 33.8% over the same quarter of last year while operating income increased 20.8%. Menlo's operating results continue to benefit from a service mix that includes an increasing proportion of higher-margin integrated logistics projects. Menlo's results in the first quarter of 1998 also included additional proposal costs incurred in securing several significant logistics management contracts.

     Priority Mail revenues in the first quarter of 1998 totaled $42.9 million compared to no Priority Mail operating results in the first quarter of 1997. An operating loss of $17.6 million from the Priority Mail contract included a $6.0 million charge for costs of delaying the start-up of the remaining postal sortation centers. While these costs exceeded early estimates, the Company believes that its strategy to improve productivity while providing quality service should improve operating results for the duration of the contract.

LIQUIDITY AND CAPITAL RESOURCES

     In the first quarter of 1998, the Company's cash and cash equivalents declined $2.3 million to $95.3 million. Overall, cash from operations of $3.3 million and $71.0 million of additional short-term borrowings provided most of the funding for $69.7 million of capital expenditures and $10.4 million of dividend payments.

     Cash flow from operations decreased $33.7 million compared with the first quarter of 1997 primarily due to an increase in deferred costs, incentive compensation payments and changes in other working capital items. In the first quarter of 1998, cash provided by net income and non-cash adjustments to net income increased $1.0 million when compared to the same quarter last year. Adjustments to net income include depreciation and amortization, deferred taxes, and gains from property disposals.

     Capital expenditures for the first quarter of $69.7 million were $34.5 million above the expenditures for the same period last year. $23.1 million of the 1998 first-quarter capital expenditures were related to the Priority Mail contract. Proceeds from sales of certain equipment and idle properties generated an added $5.5 million compared to the first quarter of 1997.

     During the first quarter of 1998, the Company used $71.0 million of short-term borrowings consisting of $46 million under the $350 million unsecured credit facility and $25 million from other uncommitted lines of credit. In the first quarter of last year, net short-term borrowings decreased $10.0 million. Other debt repayments used $5.4 million compared to $1.8 million last year. At March 31, 1998, the Company had available for borrowings and letters of credit $202.9 million from its $350 million unsecured credit facility and another $70.0 million under $95.0 million of uncommitted lines of credit.

     Proceeds from the exercise of stock options provided $2.5 million of cash compared to $16.0 million provided in the prior year's quarter. Payments of common and preferred stock dividends used $10.4 million of cash and were only slightly below the payments made in the first quarter of last year.

     The Company's ratio of total debt to capital increased to 40.5% at March 31, 1998 from 37.9% at December 31, 1997. The increase was due to higher short-term borrowings. The current ratio was 1.2 to 1 at March 31, 1998, compared to 1.3 to 1 at December 31, 1997.

     Outstanding letters of credit totaled $101.1 million at March 31, 1998 under the Company's $350 million unsecured credit facility and $68.0 million was outstanding under several unsecured letter of credit facilities.


Other Items

     The Company is currently replacing or modifying certain information systems to address year 2000 issues, but is unable to predict with certainty the total costs of addressing these issues. However, after expensing approximately $4 million in the first quarter of 1998, the Company currently estimates that remaining expenditures for year 2000 compliance will total approximately $24 million. These costs represent expenditures in addition to normal systems replacement and maintenance.

     In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". Provisions of the new pronouncement are to be applied in annual financial statements for fiscal years ending after December 15, 1997. SFAS 131 supersedes SFAS 14, which required an entity to report segment information on the basis of industry and geographic area. Under SFAS 131, the criteria for segmentation are based on the way that management organizes the enterprise for making operating decisions and assessing performance. The Company will continue to evaluate its businesses to ensure that the 1998 year-end adoption of the pronouncement results in a meaningful and compliant segment presentation.

     In March 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities". This statement requires the costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 does not apply to deferred contract costs. Application of this statement is required for financial statements for fiscal years beginning after December 15, 1998. The Company does not expect adoption of SOP 98-5 to have a material impact on the Company's financial position or results of operations.


Forward-Looking Statements

     Certain statements included or incorporated by reference herein constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties. Any such forward-looking statements contained or incorporated by reference herein should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. In that regard, the following factors, among others and in addition to the matters discussed below and elsewhere in this document and in documents incorporated or deemed to be incorporated by reference herein, could cause actual results and other matters to differ materially from those in such forward-looking statements: changes in general business and economic conditions; increasing domestic and international competition and pricing pressure; changes in fuel prices; uncertainty regarding the Company's Priority Mail contract with the United States Postal Service, including costs of delays in the openings of the Priority Mail Processing Centers; labor matters, including changes in labor costs, renegotiations of labor contracts and the risk of work stoppages or strikes; changes in governmental regulation; environmental and tax matters, including the aviation excise tax and aircraft maintenance tax matters discussed in documents incorporated by reference; Emery's results of operations for the first quarter of 1998 that have been adversely affected by less than planned revenues; and matters relating to the spin-off of CFC. In that regard, the Company is or may be subject to substantial liabilities with respect to certain matters relating to CFC's business and operations, including, without limitation, guarantees of certain indebtedness of CFC and liabilities for employment-related matters. Although CFC is, in general, either the primary obligor or jointly and severally liable with the Company with respect to these matters, a failure to pay or other default by CFC with respect to the obligations as to which the Company is or may be, or may be perceived to be, liable, whether because of CFC's bankruptcy or insolvency or otherwise, could lead to substantial claims against the Company. As a result of the foregoing, no assurance can be given as to future results of operations or financial condition.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

     At the Annual Shareholders Meeting held April 27, 1998, the following proposals were presented with the indicated voting results:

     For the purpose of electing members of the Board of Directors, the votes representing shares of Common and Preferred stock, respectively, were cast as follows:

          Nominee                   For     Against

          Earl F. Cheit         45,730,803   977,376
          Richard A. Clarke     45,753,441   954,738
          W. Keith Kennedy, Jr. 45,763,155   945,024
          Richard B. Madden     45,750,612   957,567

     The following directors did not stand for election and continued in office as directors after the Annual Shareholders Meeting: Robert Alpert, Margaret G. Gill, Robert Jaunich II, Donald E. Moffitt, Michael J. Murray, Robert D. Rogers, William J. Schroeder, and Robert P. Wayman

     The appointment of Arthur Andersen LLP as independent public accountants for the year 1998 was approved by the following vote: For 46,107,769; Against 310,154; Abstain 290,256.


ITEM 5.  Other Information

     On May 4, 1998, the Board of Directors elected Gregory L. Quesnel as Chief Executive Officer, succeeding Donald E. Moffitt, who will continue as Chairman of the Board of Directors. Quesnel was also elected a member of the Board of Directors, increasing the Board size to 13.

ITEM 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             27(a)  Financial Data Schedule for the quarter ended March 31,
                    1998.

               (b) Financial Data Schedule for the periods shown below. The schedules reflect restatement for the implementation of FASB SFAS 128 and the spin-off of Consolidated Freightways Corporation.

                           Three-month period ended March 31, 1997
                           Six-month period ended June 30, 1997
                           Nine-month period ended September 30, 1997
                           Fiscal year ended December 31, 1997

               (c) Financial Data Schedule for the periods shown below. The schedules reflect restatement for the implementation of FASB SFAS 128 and the spin-off of Consolidated Freightways Corporation.

                           Fiscal year ended December 31, 1995
                           Three-month period ended March 31, 1996
                           Six-month period ended June 30, 1996
                           Nine-month period ended September 30, 1996
                           Fiscal year ended December 31, 1996

             99(a) Computation of Ratios of Earnings to Fixed Charges -- the ratios of earnings to fixed charges were 2.4 and
                    2.6 for the three months ended March 31, 1998 and 1997, respectively.

               (b) Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends -- the ratios of earnings to combined fixed charges and preferred stock dividends were 2.3 and 2.6 for the three months ended March 31, 1998 and 1997, respectively.

       (b)  Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended March 31, 1998.


                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company (Registrant) has duly caused this Form 10-Q Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CNF Transportation Inc.
                                (Registrant)

May 12, 1998                    /s/Chutta Ratnathicam
                                Chutta Ratnathicam
                                Senior Vice President and
                                  Chief Financial Officer