Form 10-Q
period 1998-06-30
CNF TRANSPORTATION INC
filed 1998-08-12
CIK 23675

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1998

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



            Number of shares of Common Stock, $.625 par value,
                outstanding as of July 31, 1998: 47,699,863

                          CNF TRANSPORTATION INC.
                                 FORM 10-Q
                        Quarter Ended June 30, 1998

___________________________________________________________________________

___________________________________________________________________________


                                   INDEX



PART I.  FINANCIAL INFORMATION                            Page

  Item 1.  Financial Statements

       Consolidated Balance Sheets -
         June 30, 1998 and December 31, 1997                 3

       Statements of Consolidated Income -
         Three and Six Months Ended June 30, 1998 and 1997   5

       Statements of Consolidated Cash Flows -
         Six Months Ended June 30, 1998 and 1997             6

       Notes to Consolidated Financial Statements            7

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations   10


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                 15

  Item 6. Exhibits and Reports on Form 8-K                  15


  SIGNATURES                                                15

                       PART I. FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS

                          CNF TRANSPORTATION INC.
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                                    June 30,   December 31,
                                                     1998           1997
ASSETS

 CURRENT ASSETS
  Cash and cash equivalents                     $   78,899     $   97,617
  Trade accounts receivable, net of allowances     728,359        703,785
  Other accounts receivable                         36,209         32,067
  Operating supplies, at lower of average
   cost or market                                   40,726         36,580
  Prepaid expenses                                  44,751         35,682
  Deferred income taxes                            107,931        103,656
   Total Current Assets                          1,036,875      1,009,387

 PROPERTY, PLANT AND EQUIPMENT, NET
  Land                                             108,767        109,768
  Buildings and improvements                       320,556        301,245
  Revenue equipment                                704,712        685,618
  Other equipment and leasehold improvements       475,025        400,065
                                                 1,609,060      1,496,696
  Accumulated depreciation and amortization       (681,456)      (616,854)
                                                   927,604        879,842

 OTHER ASSETS
  Restricted funds                                   7,186         10,601
  Deposits and other assets                        167,425        120,872
  Unamortized aircraft maintenance, net            122,136        123,352
  Costs in excess of net assets of businesses
   acquired, net of accumulated amortization       272,835        277,442
                                                   569,582        532,267

TOTAL ASSETS                                    $2,534,061     $2,421,496



          The accompanying notes are an integral part of these statements.

                          CNF TRANSPORTATION INC.
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                                    June 30,    December 31,
                                                     1998          1997
LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
  Accounts payable                              $  251,453     $  268,064
  Accrued liabilities                              456,409        423,237
  Accrued claims costs                              99,172         99,848
  Current maturities of long-term debt and
     capital leases                                  5,262          4,875
  Short-term borrowings                              7,000             -
  Federal and other income taxes                    37,880         10,114
     Total Current Liabilities                     857,176        806,138

 LONG-TERM LIABILITIES
  Long-term debt and guarantees                    356,905        362,671
  Long-term obligations under capital leases       110,775        110,817
  Accrued claims costs                              59,540         55,030
  Employee benefits                                156,902        141,351
  Other liabilities and deferred credits            61,829         72,428
  Deferred income taxes                             95,476         89,958
     Total Liabilities                           1,698,603      1,638,393

 COMMITMENTS AND CONTINGENCIES (Note 5)

 COMPANY-OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES OF SUBSIDIARY TRUST
  HOLDING SOLELY CONVERTIBLE DEBENTURES
  OF THE COMPANY (Note 4)                          125,000        125,000

 SHAREHOLDERS' EQUITY
  Preferred stock, no par value; authorized
     5,000,000 shares:
     Series B, 8.5% cumulative, convertible,
       $.01 stated value; designated 1,100,000
       shares; issued 859,400 and 865,602 shares,
       respectively                                      9              9
  Additional paid-in capital, preferred stock      130,706        131,649
  Deferred TASP compensation                       (98,500)      (101,819)
     Total Preferred Shareholders' Equity           32,215         29,839

  Common stock, $.625 par value; authorized
     100,000,000 shares; issued 54,606,055
     and 54,370,182 shares, respectively            34,126         33,981
  Additional paid-in capital, common stock         306,586        302,256
  Deferred compensation, restricted stock           (3,129)        (2,528)
  Cumulative translation adjustment (Note 2)        (7,990)        (6,647)
  Retained earnings                                519,964        473,250
  Cost of repurchased common stock
     (6,948,075 and 6,977,848 shares,
      respectively)                               (171,314)      (172,048)
     Total Common Shareholders' Equity             678,243        628,264
       Total Shareholders' Equity                  710,458        658,103

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $2,534,061     $2,421,496

     The accompanying notes are an integral part of these statements.

                                     CNF TRANSPORTATION INC.
                               STATEMENTS OF CONSOLIDATED INCOME
                        (Dollars in thousands except per share amounts)
                                                       Three Months Ended              Six Months Ended
                                                             June 30                         June 30
                                                       1998            1997            1998            1997
REVENUES
  Con-Way Transportation Services                  $  424,618      $  365,405      $  818,223      $  699,863
  Emery Worldwide                                     526,726         518,950       1,048,359       1,027,502
  Other                                               248,310         118,208         422,938         217,826
                                                    1,199,654       1,002,563       2,289,520       1,945,191

COSTS AND EXPENSES
  Con-Way Transportation Services
    Operating Expenses                                295,383         263,305         569,908         511,218
    Selling and Administrative Expenses                55,817          46,328         105,897          89,599
    Depreciation                                       19,428          15,691          37,927          30,488
                                                      370,628         325,324         713,732         631,305
  Emery Worldwide
    Operating Expenses                                401,451         411,435         838,746         818,281
    Selling and Administrative Expenses                91,332          75,921         157,018         150,173
    Depreciation                                       11,730           9,493          22,869          18,440
                                                      504,513         496,849       1,018,633         986,894
  Other
    Operating Expenses                                212,762         104,570         381,422         192,672
    Selling and Administrative Expenses                23,033           7,530          38,973          14,398
    Depreciation                                        4,715           1,423           7,952           2,688
                                                      240,510         113,523         428,347         209,758
                                                    1,115,651         935,696       2,160,712       1,827,957
OPERATING INCOME (LOSS)
  Con-Way Transportation Services                      53,990          40,081         104,491          68,558
  Emery Worldwide                                      22,213          22,101          29,726          40,608
  Other                                                 7,800           4,685          (5,409)          8,068
                                                       84,003          66,867         128,808         117,234
OTHER INCOME (EXPENSE)
  Investment Income                                        62             124              91             124
  Interest Expense                                     (8,449)        (10,262)        (16,981)        (21,067)
  Dividend Requirement on Preferred
   Securities of Subsidiary Trust (Note 4)             (1,563)           (347)         (3,126)           (347)
  Miscellaneous, Net                                      480          (1,355)           (182)           (745)
                                                       (9,470)        (11,840)        (20,198)        (22,035)

Income before Income Taxes                             74,533          55,027         108,610          95,199
Income Taxes                                           33,167          25,038          48,331          43,266
Net Income                                             41,366          29,989          60,279          51,933

Preferred Dividends                                     2,040           1,971           4,047           3,910

NET INCOME AVAILABLE
  TO COMMON SHAREHOLDERS                           $   39,326      $   28,018      $   56,232      $   48,023

Weighted-Average Shares                            47,612,373      46,001,492      47,561,179      45,614,045

EARNINGS PER SHARE (Note 3)
  Basic                                            $     0.83      $     0.61      $     1.18      $     1.05
  Diluted                                          $     0.73      $     0.55      $     1.06      $     0.95



                           The accompanying notes are an integral part of these statements.

                          CNF TRANSPORTATION INC.
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                          (Dollars in thousands)
                                                       Six Months Ended
                                                            June 30,
                                                       1998        1997

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     $  97,617    $  82,094

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          60,279       51,933
  Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation and amortization                  77,901       57,354
       Amortization of deferred compensation           3,822        3,362
       Increase in deferred income taxes               1,243        7,987
       Gains from property disposals, net             (1,876)        (625)
     Changes in assets and liabilities:
       Receivables                                   (28,716)      (6,688)
       Prepaid expenses                               (9,069)     (10,321)
       Accounts payable                              (16,592)      (3,401)
       Accrued liabilities                            41,646       44,362
       Accrued incentive compensation                 (8,474)       6,017
       Accrued claims costs                            3,834        6,747
       Federal and other income taxes                 27,766         (842)
       Employee benefits                              15,551       12,094
       Deferred charges and credits                  (47,980)     (16,860)
       Other                                         (11,470)      (2,202)
     Net Cash Provided by Operating Activities       107,865      148,917

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                              (125,345)     (74,707)
  Proceeds from sales of property                      9,181        2,417
     Net Cash Used by Investing Activities          (116,164)     (72,290)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net payments of long-term debt
     and capital lease obligations                    (5,421)      (1,963)
  Net borrowings (payments) under revolving
     lines of credit                                   7,000     (155,000)
  Net proceeds from issuance of subsidiary preferred
     stock                                                -       121,431
  Proceeds from exercises of stock options             3,136       28,599
  Payments of common dividends                        (9,518)      (9,124)
  Payments of preferred dividends                     (5,616)      (6,118)
     Net Cash Used by Financing Activities           (10,419)     (22,175)

     Increase (Decrease) in Cash and Cash
        Equivalents                                  (18,718)      54,452

CASH AND CASH EQUIVALENTS, END OF PERIOD           $  78,899    $ 136,546

       The accompanying notes are an integral part of these statements

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

2. Non-Owner Changes in Equity

   In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income", which requires companies to report a measure of all changes in equity except those resulting from investments by owners and distributions to owners. Total non-owner changes in equity were as follows:

                                Three Months Ended   Six Months Ended
   (Dollars in thousands)            June 30,            June 30,
                                 1998      1997       1998     1997

   Net Income                  $41,366   $29,989   $60,279   $51,933
   Foreign currency
     translation adjustment       (651)    2,017    (1,343)   (1,796)
                               $40,715   $32,006   $58,936   $50,137

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

   Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average shares outstanding. Diluted earnings per share was calculated as follows:

                                 Three Months Ended        Six Months Ended
(Dollars in thousands except             June 30,              June 30,
 per share data)                    1998        1997        1998        1997

Earnings:
  Net Income Available
     to Common Shareholders    $   39,326  $   28,018  $   56,232  $   48,023
  Add-backs:
     Dividends on Series B
       preferred stock, net
       of replacement funding         337         299         663         601
     Dividends on preferred
       securities of subsidiary
       trust, net of tax              954         212       1,908         212
                               $   40,617  $   28,529  $   58,803  $   48,836
Shares:
  Basic shares (weighted
     -average shares
     outstanding)              47,612,373  46,001,492  47,561,179  45,614,045
  Stock option and restricted
     stock dilution               722,628   1,362,321     804,613   1,184,474
  Series B preferred stock      4,046,055   4,090,047   4,046,055   4,090,047
  Subsidiary trust preferred
     securities                 3,125,000     694,444   3,125,000     347,222
                               55,506,056  52,148,304  55,536,847  51,235,788

       Diluted Earnings
          Per Share            $     0.73  $     0.55  $     1.06  $     0.95


4. Preferred Securities of Subsidiary Trust

   On June 11, 1997, CNF Trust I (the Trust), a Delaware business trust wholly owned by the Company, issued 2,500,000 of its $2.50 Term Convertible Securities, Series A (TECONS) to the public for gross proceeds of $125 million. The combined proceeds from the issuance of the TECONS and the issuance to the Company of the common securities of the Trust were invested by the Trust in $128.9 million aggregate principal amount of 5% convertible subordinated debentures due June 1, 2012 (the Debentures) issued by the Company. The Debentures are the sole assets of the Trust.

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

   The Company has entered into a Transition Services Agreement to provide CFC with certain information systems, data processing and other administrative services and administers CFC's retirement and benefits plans. The agreement has a three-year term although CFC may terminate any or all services with six months notice. The Company may terminate all services other than the telecommunications and data processing services at any time after the first anniversary of the agreement, with six months notice. Services performed by the Company under the agreement shall be paid by CFC on an arm's-length negotiated basis.

   The Internal Revenue Service (the "IRS") has proposed adjustments that would require Emery Worldwide pay substantial additional aviation excise taxes for the period from January 1, 1990 through September 30, 1995. The Company has filed protests contesting these proposed adjustments and is engaged in discussions with the administrative conference division (Appeals Office) of the IRS.

   The Company believes that there is legal authority to support the manner in which it has calculated and paid the aviation excise taxes and, accordingly, the Company intends to continue to vigorously challenge the proposed adjustments. Nevertheless, the Company is unable to predict the ultimate outcome of this matter. As a result, there can be no assurance that the Company will not have to pay a substantial amount of additional aviation excise taxes for the 1990 through 1995 tax period. In addition, it is possible that the IRS may seek to increase the amount of the aviation excise tax payable by Emery Worldwide for periods subsequent to September 30, 1995. As a result, there can be no assurance that this matter will not have a material adverse effect on the Company.

   The IRS has also proposed a substantial adjustment for tax years 1987 through 1990 based on the IRS' position that certain aircraft maintenance costs should have been capitalized rather than expensed for federal income tax purposes. In addition, the Company believes it likely that the IRS will propose an additional adjustment, based on the same IRS position with respect to aircraft maintenance costs, for subsequent tax years. The Company believes that its practice of expensing these types of maintenance costs is consistent with industry practice. However, if this issue is determined adversely to the Company, there can be no assurance that the Company will not have to pay substantial additional tax. The Company is unable to predict the ultimate outcome of this matter and intends to vigorously contest the proposed adjustment. There can be no assurance, however, that this matter will not have a material adverse effect on the Company.

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

   In addition to the matters discussed above, the Company and its subsidiaries are defendants in various lawsuits incidental to their businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material impact on the Company's financial position or results of operations.


                       PART I. FINANCIAL INFORMATION
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Total revenues for the second quarter and first six months of 1998, which increased 19.7% and 17.7% over the respective periods last year, were records for the Company. The higher revenues were the result of increased revenues at each of the Company's three operating segments despite signs of a slowing economy in the second quarter of 1998.

     The Company's second quarter operating income increased 25.6% over the second quarter of 1997 while operating income for the first half of 1998 increased 9.9% over the first half of 1997. The increases resulted in record operating income in both the second quarter and first half of 1998. For the second quarter of 1998, the higher operating income compared to the same period last year was primarily due to improved operating results at the Con-Way and Other operating segments. Compared to the first half of last year, increased operating income in the first half of 1998 was primarily due to significantly higher operating income at the Con-Way operating segment, which offset a decline in operating income from the Company's two other business segments.

     Effective January 1, 1998, the Company adopted AICPA SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal-Use". For the second quarter and first half of 1998, the Company capitalized $9.0 million and $15.8 million of internally developed internal-use software. Internally developed software costs, as well as costs of externally purchased software, are amortized over 3 years. In prior years, purchased software was capitalized and only the costs of internally developed software were recorded as operating expenses. In the second quarter and first six months of 1998, the Company expensed approximately $7 million and $11 million, respectively, for the costs of replacing or modifying certain information systems to address year 2000 issues.

     Other expenses in the second quarter and first half of 1998 decreased 20.0% and 8.3% from the respective periods in 1997. Decreases in both periods were primarily due to lower interest expense on short-term borrowings, which was partially offset by dividend requirements on the preferred securities of a subsidiary trust issued in June 1997. Other miscellaneous costs in both the quarter and year-to-date periods were lower in 1998 than in 1997.

     The effective income tax rate of 44.5% for the second quarter and first six months of 1998 decreased from the rate of 45.5% for the respective periods last year due primarily to lower estimated non-deductible expenses in 1998.

Con-Way Transportation Services

     Second-quarter revenues for Con-Way Transportation Services (Con-Way) were 16.2% higher than the second quarter of last year and six-month revenues were 16.9% higher than the same period last year. The increased revenues for both the quarter and year-to-date periods were primarily due to tonnage growth and higher yields. Tonnage for the regional carriers in the second quarter and first six months of 1998 increased 6.5% and 8.4% from the respective periods in 1997. Revenue per hundredweight for the second quarter and first half of 1998 increased 11.6% and 9.4%, respectively. The higher tonnage and improved pricing was primarily attributable to increased demand for Con-Way's core regional service as well as inter-regional joint services. New inter-regional joint service between the western and southern carriers contributed to the 1998 second-quarter earnings improvement while new joint services between the western and central carriers benefited the entire first half of 1998. A portion of the tonnage increase in the first half of 1998 was attributable to shippers who redirected freight to Con-Way from unionized motor carriers due to concerns with uncertainty over the National Master Freight Agreement (NMFA) that was ultimately signed in February 1998. The NMFA is a labor agreement applicable to several major unionized motor carriers.

     Con-Way's operating income in the second quarter and first six months of 1998 increased 34.7% and 52.4%, respectively, over the same periods last year. The operating income improvement for both the quarter and year-to-date periods was primarily due to higher revenues, improved freight system utilization, increased load factor, expanded inter-regional joint service, and lower fuel costs.

Emery Worldwide

     Revenues in the second quarter and first half of 1998 for Emery Worldwide (Emery) were 1.5% and 2.0% higher than the respective periods last year due primarily to growth in international air freight revenues. International revenues for the 1998 second quarter increased 2.6% from the same quarter of 1997 while international revenues for the first half of 1998 increased 3.0% over the same period last year. Increases in international revenues were primarily due to higher tonnage levels. North American revenues in the second quarter of 1998 were essentially flat compared to the 1997 second quarter while revenues in the first six months of 1998 were 1.3% higher than the first six months of 1997. Compared to the same periods last year, lower North American tonnage in the second quarter and first half of 1998 was partially offset by improved yields. Lower tonnage in 1998 was primarily due to strikes in the automotive industry and slow-downs in the automotive and technology industries, general softening of the economy in the second quarter and implementation of Emery's yield management program designed to reprice or eliminate certain low-margin business. The pricing actions for margin improvement contributed to higher yields but constrained revenue growth.

     Emery's operating income in the second quarter of 1998 increased 0.5% from the second quarter of last year while operating income in the first half of 1998 decreased 26.8% from the first half of 1997. Lower operating income in the first half of 1998 was primarily related to a larger-than-expected decrease in commercial air freight revenues from the fourth quarter of 1997 to the first quarter of 1998. This decrease was both larger and occurred more quickly than had been anticipated, which prevented Emery from making a corresponding reduction in operating expenses in the first quarter of 1998. Emery subsequently reduced its air fleet by decreasing its use of outside contractor lift capacity, consolidated certain service center operations, and aligned staffing levels with freight volumes. These cost reductions, combined with higher operating margins from international markets, helped to restore second quarter operating income to a level comparable to the same quarter of 1997. In connection with its technology program, Emery incurred costs of $13.2 million in the second quarter of 1998 ($26.4 million in the first half of 1998), compared with $8.0 million in the second quarter of 1997 ($16.7 million in the first half of 1997). Of the amounts incurred in 1998, $4.7 million were capitalized in the second quarter ($8.3 million in the first half).

     In August 1998, Roger Piazza was promoted to President and Chief Executive Officer of Emery Worldwide. Chutta Ratnathicam, who served as Emery's interim president since July 1998, has returned to his position as Senior Vice President and Chief Financial Officer of the Company. Emery's strategies will continue to focus on improving yields by re-pricing, replacing, or eliminating low-margin business and reducing costs in-line with expected revenue levels. These cost reduction strategies include improving the utilization of the reduced fleet to lower airhaul costs and refining the network modifications to more efficiently provide better customer service.

Other Operations

     The Other segment is comprised of Menlo Logistics (Menlo), operations under the Priority Mail contract with the U.S. Postal Service, Road
Systems, and VantageParts. For the second quarter and first half of 1998, revenues from the Other segment increased 110.1% and 94.2%, respectively, over the same periods last year. Higher revenues for both the quarter and first half of 1998 were due primarily to the initiation of Priority Mail operations and increases at Menlo. Operating income for the 1998 second quarter increased 66.5% from the 1997 second quarter due primarily to the first quarterly operating income from the Priority Mail contract and improved operating income from Menlo. Operating results declined from operating income of $8.1 million in the first half of last year to an operating loss of $5.4 million in the first half of 1998 due to 1998 first quarter losses from the start-up phase of the Priority Mail contract.

     Menlo increased second-quarter and first-half revenues in 1998 by 35.5% and 34.7%, respectively, over the same periods in 1997. Operating income for the second quarter and first six months of 1998 improved 6.5% and 11.0%, respectively, over 1997. Although the second-quarter revenue increase in 1998 is partially attributable to new business, the operating margin in the first half of 1998 was adversely impacted by related project start-up costs.

     Priority Mail revenues in the second quarter and first half of 1998 were $87.6 million and $130.5 million, respectively. There were no Priority Mail operating results in the first half of 1997. Operating income of $2.1 million in the second quarter of 1998 was the first quarterly operating income from the Priority Mail operations while the 1998 year-to-date operating loss was $15.4 million. During the second quarter of 1998, the full system of 10 Priority Mail Processing Centers was completed and became operational.

LIQUIDITY AND CAPITAL RESOURCES

     In the first half of 1998, the Company's cash and cash equivalents declined $18.7 million from $97.6 million at December 31, 1997 to $78.9 million at June 30, 1998. Cash flow from operations of $107.9 million in the first half of 1998 provided the primary funding for $125.3 million used for capital expenditures and $15.1 million of dividend payments.

     Cash flows from operating activities in the first half of 1998 were $41.1 million lower than the first six months of 1997, primarily due to asset and liability changes, which used $33.5 million in the first half of 1998 but provided $28.9 million in the same period of 1997. Net income and non-cash adjustments, which were $21.4 million higher in the first half of 1998 compared to the first half of 1997, partially offset the greater cash requirements related to changes in assets and liabilities. Non-cash adjustments include depreciation, amortization, deferred taxes, and gains from property disposals.

     Capital expenditures for the first half of 1998 were $50.6 million higher than the same period last year due primarily to expenditures of $33.7 million related to the Priority Mail contract. Proceeds from sales of certain equipment and idle properties generated an additional $6.8 million in the first half of 1998 compared to the first half of 1997.

     In the first half of 1998, proceeds from the exercise of stock options decreased $25.5 million from the same period last year and common and preferred stock dividend payments of $15.1 million were only slightly lower than the same period last year.

     Short-term borrowings provided cash of $7.0 million in the first half of 1998, compared to a net payment of $155.0 million in the first half of 1997, which was largely facilitated by $121.4 million in proceeds from the issuance of preferred stock of a subsidiary trust in June 1997. Other net debt repayments used $5.4 million in the first half of 1998 compared to $2.0 million in the same period last year.

     The Company's ratio of total debt to capital decreased to 36.5% at June 30, 1998 from 37.9% at December 31, 1997 due primarily to higher retained earnings from net income.

     At June 30, 1998, the Company had available for borrowings $265.6 million under its $350 million unsecured credit facility and another $88.0 million under $95 million of uncommitted lines of credit.

     The $350 million facility is also available for issuance of letters of credit. Under that facility, outstanding letters of credit totaled $84.4 million at June 30, 1998. Under several other unsecured facilities, $55.4 million of letters of credit were outstanding at that date.

Cyclicality and Seasonality

     The trucking and air freight industries are affected directly by general economic conditions and seasonal fluctuations, both of which affect the amount of freight to be transported. The months of September and October of each year usually have the highest business levels while the months of January and February of each year usually have the lowest business levels.

Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Management is assessing the impact of adopting SFAS 133 on the Company's financial statements and has not determined the timing of adoption.

Other Items

     The Company is currently replacing or modifying certain information systems to address year 2000 issues. At June 30, 1998, the Company's estimate of remaining expenditures for year 2000 compliance was approximately $24 million. These costs represent expenditures in addition to normal systems replacement and maintenance.

Forward-Looking Statements

     Certain statements included or incorporated by reference herein constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties. Any such forward-looking statements contained or incorporated by reference herein should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. In that regard, the following factors, among others and in addition to the matters discussed below and elsewhere in this document and in documents incorporated or deemed to be incorporated by reference herein, could cause actual results and other matters to differ materially from those in such forward-looking statements: changes in general business and economic conditions; increasing domestic and international competition and pricing pressure; changes in fuel prices; uncertainty regarding the Company's Priority Mail contract with the United States Postal Service; labor matters, including changes in labor costs, renegotiations of labor contracts and the risk of work stoppages or strikes; changes in governmental regulation; environmental and tax matters, including the aviation excise tax and aircraft maintenance tax matters discussed herein; and matters relating to the spin-off of CFC. In that regard, the Company is or may be subject to substantial liabilities with respect to certain matters relating to CFC's business and operations, including, without limitation, guarantees of certain indebtedness of CFC and liabilities for employment-related matters. Although CFC is, in general, either the primary obligor or jointly and severally liable with the Company with respect to these matters, a failure to pay or other default by CFC with respect to the obligations as to which the Company is or may be, or may be perceived to be, liable, whether because of CFC's bankruptcy or insolvency or otherwise, could lead to substantial claims against the Company. As a result of the foregoing, no assurance can be given as to future results of operations or financial condition.

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


ITEM 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             27       Financial Data Schedule

             99(a) Computation of Ratios of Earnings to Fixed Charges -- the ratios of earnings to fixed charges were 3.4 and 3.0 for the six months ended June 30, 1998 and 1997, respectively.

               (b) Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends -- the ratios of earnings to combined fixed charges and preferred stock dividends were 3.2 and 2.9 for the six months ended June 30, 1998 and 1997, respectively.

       (b)  Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended June 30, 1998.


                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company (Registrant) has duly caused this Form 10-Q Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CNF Transportation Inc.
                                (Registrant)

August 11, 1998                 /s/Chutta Ratnathicam
                                Chutta Ratnathicam
                                Senior Vice President and
                                  Chief Financial Officer