Form 10-Q
period 1998-09-30
CNF TRANSPORTATION INC
filed 1998-11-12
CIK 23675

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1998

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



            Number of shares of Common Stock, $.625 par value,
              outstanding as of October 31, 1998: 47,795,725

                          CNF TRANSPORTATION INC.
                                 FORM 10-Q
                      Quarter Ended September 30, 1998

____________________________________________________________________________
____________________________________________________________________________


                                  INDEX



PART I.  FINANCIAL INFORMATION                            Page

  Item 1.  Financial Statements

       Consolidated Balance Sheets -
         September 30, 1998 and December 31, 1997            3

       Statements of Consolidated Income -
         Three and Nine Months Ended September 30, 1998
         and 1997                                            5

       Statements of Consolidated Cash Flows -
         Nine Months Ended September 30, 1998 and 1997       6

       Notes to Consolidated Financial Statements            7

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations   10


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                 17

  Item 6. Exhibits and Reports on Form 8-K                  18


  SIGNATURES                                                18

                       PART I. FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS

                          CNF TRANSPORTATION INC.
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                                 September 30, December 31,
                                                     1998           1997
ASSETS

 CURRENT ASSETS
  Cash and cash equivalents                     $  108,015     $   97,617
  Trade accounts receivable, net of allowances     768,291        703,785
  Other accounts receivable                         22,829         32,067
  Operating supplies, at lower of average
   cost or market                                   40,266         36,580
  Prepaid expenses                                  38,315         35,682
  Deferred income taxes                            112,954        103,656
   Total Current Assets                          1,090,670      1,009,387

 PROPERTY, PLANT AND EQUIPMENT, NET
  Land                                             108,033        109,768
  Buildings and improvements                       332,842        301,245
  Revenue equipment                                713,888        685,618
  Other equipment and leasehold improvements       512,361        400,065
                                                 1,667,124      1,496,696
  Accumulated depreciation and amortization       (708,106)      (616,854)
                                                   959,018        879,842

 OTHER ASSETS
  Restricted funds                                   2,628         10,601
  Deferred charges and other assets                171,000        120,872
  Unamortized aircraft maintenance, net            130,346        123,352
  Costs in excess of net assets of businesses
   acquired, net of accumulated amortization       270,607        277,442
                                                   574,581        532,267

TOTAL ASSETS                                    $2,624,269     $2,421,496


     The accompanying notes are an integral part of these statements.

                          CNF TRANSPORTATION INC.
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                                 September 30,  December 31,
                                                     1998          1997
LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
  Accounts payable                              $  255,964     $  268,064
  Accrued liabilities                              480,431        423,237
  Accrued claims costs                             105,384         99,848
  Current maturities of long-term debt and
     capital leases                                  5,262          4,875
  Federal and other income taxes                    51,009         10,114
     Total Current Liabilities                     898,050        806,138

 LONG-TERM LIABILITIES
  Long-term debt and guarantees (Note 2)           356,905        362,671
  Long-term obligations under capital
     leases (Note 2)                               110,753        110,817
  Accrued claims costs                              58,328         55,030
  Employee benefits                                165,055        141,351
  Other liabilities and deferred credits            55,616         72,428
  Deferred income taxes                            101,857         89,958
     Total Liabilities                           1,746,564      1,638,393

 COMMITMENTS AND CONTINGENCIES (Note 6)

 COMPANY-OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES OF SUBSIDIARY TRUST
  HOLDING SOLELY CONVERTIBLE DEBENTURES OF
  THE COMPANY (Note 5)                             125,000        125,000

 SHAREHOLDERS' EQUITY
  Preferred stock, no par value; authorized
     5,000,000 shares:
     Series B, 8.5% cumulative, convertible,
       $.01 stated value; designated 1,100,000
       shares; issued 856,503 and 865,602
       shares, respectively                              9              9
  Additional paid-in capital, preferred stock      130,265        131,649
  Deferred TASP compensation                       (96,840)      (101,819)
     Total Preferred Shareholders' Equity           33,434         29,839

  Common stock, $.625 par value; authorized
     100,000,000 shares; issued 54,677,191
     and 54,370,182 shares, respectively            34,173         33,981
  Additional paid-in capital, common stock         309,341        302,256
  Deferred compensation, restricted stock           (3,812)        (2,528)
  Cumulative translation adjustment (Note 3)        (6,587)        (6,647)
  Retained earnings                                557,133        473,250
  Cost of repurchased common stock
     (6,934,434 and 6,977,848 shares,
     respectively)                                (170,977)      (172,048)
     Total Common Shareholders' Equity             719,271        628,264
       Total Shareholders' Equity                  752,705        658,103

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $2,624,269     $2,421,496

     The accompanying notes are an integral part of these statements.



                                            PAGE 5

                                   CNF TRANSPORTATION INC.
                            STATEMENTS OF CONSOLIDATED INCOME
                      (Dollars in thousands except per share amounts)

                                                          Three Months Ended              Nine Months Ended
                                                             September 30,                   September 30,
                                                           1998            1997            1998            1997
REVENUES
  Con-Way Transportation Services                  $     438,595   $     387,975   $   1,256,818   $   1,087,838
  Emery Worldwide                                        556,176         599,830       1,604,535       1,627,332
  Other                                                  287,739         139,557         710,677         357,383
                                                       1,282,510       1,127,362       3,572,030       3,072,553

COSTS AND EXPENSES
  Con-Way Transportation Services
    Operating Expenses                                   310,148         275,631         880,056         786,849
    Selling and Administrative Expenses                   57,877          54,347         163,774         143,946
    Depreciation                                          19,904          16,838          57,831          47,326
                                                         387,929         346,816       1,101,661         978,121
  Emery Worldwide
    Operating Expenses                                   438,743         462,476       1,277,374       1,280,757
    Selling and Administrative Expenses                   83,695          90,938         240,828         241,111
    Depreciation                                          12,139          10,197          35,008          28,637
                                                         534,577         563,611       1,553,210       1,550,505
  Other
    Operating Expenses                                   241,787         125,873         623,209         318,545
    Selling and Administrative Expenses                   23,366           7,622          62,339          22,020
    Depreciation                                           5,808           1,593          13,760           4,281
                                                         270,961         135,088         699,308         344,846
                                                       1,193,467       1,045,515       3,354,179       2,873,472
OPERATING INCOME
  Con-Way Transportation Services                         50,666          41,159         155,157         109,717
  Emery Worldwide                                         21,599          36,219          51,325          76,827
  Other                                                   16,778           4,469          11,369          12,537
                                                          89,043          81,847         217,851         199,081
OTHER INCOME (EXPENSE)
  Investment Income                                           20             516             111             640
  Interest Expense                                        (8,154)         (8,815)        (25,135)        (29,882)
  Dividend Requirement on Preferred
   Securities of Subsidiary Trust (Note 5)                (1,563)         (1,561)         (4,689)         (1,908)
  Miscellaneous, Net                                        (119)            756            (301)             11
                                                          (9,816)         (9,104)        (30,014)        (31,139)

Income before Income Taxes                                79,227          72,743         187,837         167,942
Income Taxes                                              35,257          33,098          83,588          76,364
Net Income                                                43,970          39,645         104,249          91,578

Preferred Dividends                                        2,031           1,951           6,078           5,861

NET INCOME AVAILABLE
  TO COMMON SHAREHOLDERS                           $      41,939   $      37,694   $      98,171   $      85,717

Weighted-Average Shares                               47,698,568      46,630,121      47,607,124      45,956,459

EARNINGS PER SHARE (Note 4)
  Basic                                            $        0.88   $        0.81   $        2.06   $        1.87
  Diluted                                          $        0.78   $        0.70   $        1.83   $        1.67

                        The accompanying notes are an integral part of these statements.


                             CNF TRANSPORTATION INC.
                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (Dollars in thousands)
                                                       Nine Months Ended
                                                           September 30,
                                                        1998        1997

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     $  97,617    $  82,094

 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                         104,249       91,578
   Adjustments to reconcile net income
      to net cash provided by operating activities:
        Depreciation and amortization                 119,515       88,748
        Amortization of deferred compensation           6,465        5,717
        Increase in deferred income taxes               2,601       10,155
        Gains from property disposals, net             (1,544)        (456)
      Changes in assets and liabilities:
        Receivables                                   (55,268)     (87,704)
        Prepaid expenses                               (2,633)      (9,317)
        Accounts payable                               (9,262)      49,095
        Accrued liabilities                            47,757       47,257
        Accrued incentive compensation                  9,437       32,289
        Accrued claims costs                            8,834        8,880
        Federal and other income taxes                 40,895       22,994
        Employee benefits                              23,704       18,712
        Deferred charges and credits                  (56,627)     (29,296)
        Other                                         (14,431)      (4,970)
      Net Cash Provided by Operating Activities       223,692      243,682

 CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                              (199,437)    (136,183)
   Proceeds from sales of property                     12,925        3,372
      Net Cash Used by Investing Activities          (186,512)    (132,811)

 CASH FLOWS FROM FINANCING ACTIVITIES
   Net payments of long-term debt
      and capital lease obligations                    (5,443)      (1,983)
   Net payments under revolving lines of credit            -      (155,000)
   Net proceeds from issuance of subsidiary preferred
      stock                                                -       121,431
   Proceeds from exercises of stock options             4,161       32,025
   Payments of common dividends                       (14,288)     (13,777)
   Payments of preferred dividends                    (11,212)     (11,776)
      Net Cash Used by Financing Activities           (26,782)     (29,080)

      Increase in Cash and Cash Equivalents            10,398       81,791

 CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 108,015    $ 163,885

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

2.   Long-term Debt and Long-term Obligations under Capital Leases

   The aggregate principal amount of the Company's unsecured 9 1/8% notes is repayable on August 15, 1999. The Company has the ability to refinance the outstanding principal on a long-term basis and it is therefore included in Long-term Debt and Guarantees in the Consolidated Balance Sheet as of September 30, 1998.

   On October 1, 1998, the Company redeemed $46 million of Series A revenue bonds used as partial financing of a sorting facility in Dayton, Ohio. These redeemed bonds, with an effective interest rate of 8% and due in October 2009, were replaced with $46 million of Series A refinancing bonds due in February 2018 with an interest rate of 5.625%.

   The restructured and non-restructured notes issued by the Company's Thrift and Stock Plan (the "TASP") are guaranteed by the Company. Holders of both the restructured and non-restructured notes have the right to require the Company to purchase the notes, in whole or in part, on July 1, 1999. The Company has the ability to refinance the outstanding principal on a long-term basis and it is therefore included in Long-term Debt and Guarantees in the Consolidated Balance Sheet as of September 30, 1998.

3. Non-Owner Changes in Equity

   In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income", which requires companies to report a measure of all changes in equity except those resulting from investments by owners and distributions to owners. Total non-owner changes in equity were as follows:

                                Three Months Ended  Nine Months Ended
   (Dollars in thousands)         September 30,       September 30,
                                 1998      1997      1998      1997
   Net Income                  $43,970   $39,645  $104,249   $91,578
   Foreign currency
     translation adjustment      1,403    (6,287)       60    (8,083)
                               $45,373   $33,358  $104,309   $83,495

4. Earnings Per Share

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

   Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average shares outstanding. Diluted earnings per share was calculated as follows:

                                  Three Months Ended    Nine Months Ended
(Dollars in thousands except        September 30,         September 30,
 per share data)                    1998        1997        1998        1997

Earnings:
  Net Income Available
    to Common Shareholders     $   41,939  $   37,694  $   98,171  $   85,717
  Add-backs:
    Dividends on Series B
      preferred stock, net
      of replacement funding          316         281         979         888
    Dividends on preferred
      securities of subsidiary
      trust, net of tax               954         954       2,862       1,165
                               $   43,209  $   38,929  $  102,012  $   87,770
Shares:
  Basic shares (weighted-
    average shares
    outstanding)               47,698,568  46,630,121  47,607,124  45,956,459
  Stock option and
    restricted stock dilution     667,151   1,468,319     774,227   1,212,769
  Series B preferred stock      4,146,066   4,080,249   4,146,066   4,080,249
  Subsidiary trust preferred
     securities                 3,125,000   3,125,000   3,125,000   1,273,148
                               55,636,785  55,303,689  55,652,417  52,522,625

Diluted Earnings Per Share     $     0.78  $     0.70  $     1.83  $     1.67


5. Preferred Securities of Subsidiary Trust

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

6. Contingencies

   In connection with the spin-off of Consolidated Freightways Corporation
(CFC) on December 2, 1996, the Company agreed to indemnify certain states, insurance companies and sureties against the failure of CFC to pay certain worker's compensation, tax and public liability claims that were pending as
of September 30, 1996.   In some cases, these indemnities are supported by
letters of credit under which the Company is liable to the issuing bank and by bonds issued by surety companies. In order to secure CFC's obligation to reimburse and indemnify the Company against liability with respect to these claims, CFC has provided the Company with approximately $13.5 million of letters of credit and $22.0 million of real property collateral.

   The Company has entered into a Transition Services Agreement to provide CFC with certain information systems, data processing and other administrative services and administers CFC's retirement and benefits plans. The agreement expires on December 2, 1999, although CFC may terminate any or all services with six months notice. The Company also may terminate all services other than the telecommunications and data processing services at any time with six months notice. Services performed by the Company under the agreement are paid by CFC on an arm's-length negotiated basis.

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


                       PART I. FINANCIAL INFORMATION
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Total Company revenues for the third quarter and first nine months of 1998 were at record levels and up 13.8% and 16.3% over the respective periods last year. Despite signs of a slowing economy in 1998, revenue increases were posted by Con-Way Transportation Services (Con-Way) and Menlo Logistics (Menlo). Operations under the Priority Mail contract with the U.S. Postal Service also contributed to higher revenues. Partially offsetting these increases was lower revenue at Emery Worldwide (Emery).

     Operating income, also a record for the third quarter and first nine months of 1998, increased 8.8% and 9.4%, respectively, over the comparable periods in 1997. The Company's higher operating income in the third quarter of 1998 was primarily the result of higher operating income at Con-Way and Menlo and operating profit from Priority Mail operations offset by lower operating income from Emery. In the first nine months of 1998, higher operating income from Con-Way and Menlo more than offset lower operating income from Emery and year-to-date operating losses incurred during completion of the start-up phase of the Priority Mail contract.

     Effective January 1, 1998, the Company adopted AICPA SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal-Use". For the third quarter and first nine months of 1998, the Company capitalized $8.1 million and $24.0 million, respectively, of internally developed internal-use software. Internally developed software costs, as well as costs of externally purchased software, are amortized over 3 to 5 years. In prior years, purchased software was capitalized and the costs of internally developed software were recorded as operating expenses. In the third quarter and first nine months of 1998, the Company expensed approximately $6 million and $13 million, respectively, for the costs of replacing or modifying certain information systems to address year 2000 issues.

     Net income available to common shareholders in the 1998 third quarter increased 11.3% compared to last year's third quarter due primarily to higher total operating income and a decrease in the effective tax rate from 45.5% in 1997 to 44.5% in 1998. For the first nine months of 1998, net income available to common shareholders increased 14.5% due primarily to higher total operating income, a lower effective tax rate, and lower interest expense on short-term borrowings. Compared to the nine-month period last year, lower interest expense for the first nine months of 1998 was partially offset by dividend requirements on preferred securities of a subsidiary trust issued in June 1997. Compared to the same periods last year, the lower effective tax rate in the third quarter and first nine months of 1998 was due primarily to lower estimated non-deductible expenses.

Con-Way Transportation Services

     Third-quarter revenues for Con-Way Transportation Services (Con-Way) were 13.0% higher than the third quarter of last year and nine-month revenues were 15.5% higher than the first nine months of last year. Record revenues for both the quarter and year-to-date periods were primarily due to tonnage growth and higher yields. Tonnage for the regional carriers for the third quarter and first nine months of 1998 increased 5.2% and 7.3%, respectively, when compared to the same periods in 1997. Third quarter and year-to-date revenue per hundredweight in 1998 increased 9.7% and 9.5%, respectively, over the comparable periods last year. The higher tonnage and improved pricing was primarily attributable to increased demand for Con-Way's core regional carrier services as well as inter-regional joint services. New inter-regional joint service between Con-Way's western and central carriers contributed to the 1998 third-quarter operating results, while new joint service between Con-Way's western and southern carriers benefited the entire first nine months of 1998. A portion of the tonnage increase in the first nine months of 1998 was attributable to shippers who redirected freight to Con-Way from unionized motor carriers due to concerns with uncertainty over the National Master Freight Agreement, a labor agreement applicable to several unionized carriers, that was ultimately signed in February 1998.

     Con-Way's operating income for the third quarter and first nine months of 1998 increased 23.1% and 41.4%, respectively, over the same periods last year. Improved operating results for both the quarter and year-to-date periods were primarily due to higher revenues, improved freight system utilization, expanded inter-regional joint services, and lower fuel costs. The third quarter and first nine months of last year benefited from a small amount of incremental income attributed to the two-week United Parcel Service (UPS) strike in August 1997.

Emery Worldwide

     Revenues for Emery Worldwide (Emery) in the third quarter and first nine months of 1998 decreased 7.3% and 1.4%, respectively, when compared to the same periods last year. International revenues in the third quarter of 1998 were down 4.0% compared to the third quarter last year and nine-month international revenues were essentially flat compared to the same period in 1997. North American third-quarter and year-to-date revenues in 1998 were down 9.7% and 2.8%, respectively.

     International revenues in the third quarter and first nine months of 1998 were adversely impacted by lower revenue in Asia due to the economic crisis in that region. Total international tonnage in the third quarter of 1998 decreased 3.6% from the same period last year. Total international tonnage in the first nine months of 1998 increased 2.5% over the first nine months of 1997. With business in Asia providing higher-than-average yields, lower tonnage in this region contributed disproportionately to lower total international revenues in both the third quarter and first nine months of 1998 when compared to the respective periods last year.

     Lower North American revenue in the third quarter and first nine months of 1998 was partially due to incremental revenue attributed to the two-week UPS strike in August 1997, which benefited both the third quarter and first nine months of last year. North American tonnage declines of 13.8% in the third quarter of 1998 and 6.8% in the first nine months of 1998 were also in part due to strikes in the automotive industry, slow-downs in the automotive and technology industries, general softening of the domestic economy, and implementation of Emery's yield management program designed to reprice or eliminate certain low margin business.

     Emery's operating income for the third quarter and first nine months of 1998 decreased 40.4% and 33.2% from the respective periods of 1997. Emery's operating income in the third quarter and first nine months of last year include the benefit of incremental income attributed to the UPS strike in August 1997. Lower operating income in the third quarter of 1998 was due primarily to lower revenue combined with costs of maintaining air fleet capacity, handling operations, and information technology. Maintaining this cost structure despite lower revenues in the third quarter of 1998 reflects management's initiative to improve the quality of service both in the 1998 third quarter and through the 1998 fourth quarter seasonal peak. Nine-month operating income in 1998 was also adversely affected by lower income in the first quarter of 1998 due to a sudden and larger-than-expected decline in revenues.

     Emery's management strategies include efforts that are intended, in the long-term, to improve operating margins by increasing the proportion of business requiring premium levels of service, which generally generates higher operating margins. If slower future economic growth results in lower airfreight revenues, management intends to reduce costs commensurately but will also seek to regulate such cost reductions in an effort to ensure premium service.

Other Operations

     The Other segment is comprised of Menlo Logistics (Menlo), operations under the Priority Mail contract with the U.S. Postal Service, Road Systems, and VantageParts. For the third quarter and first nine months of 1998, revenues from the Other segment increased 106.2% and 98.9%, respectively, over the same periods last year. Higher revenues for both the third quarter and first nine months of 1998 were due primarily to Priority Mail revenues and increases at Menlo. Operating income increased $12.3 million from $4.5 million in the 1997 third quarter to $16.8 million in the third quarter of 1998 due primarily to Priority Mail quarterly operating income and higher quarterly operating income at Menlo. For the first nine months of 1998, operating income from the Other segment declined 9.3% from the same period last year due primarily to the Priority Mail operation's year-to-date operating loss partially offset by higher operating income at Menlo.

     Menlo's revenues for the third quarter and first nine months of 1998 increased 23.9% and 30.4%, respectively, over the comparable periods in 1997. New business with several large customers positively affected revenues in the 1998 third quarter and, to a lesser extent, the first nine months of 1998. Operating income for the third quarter and first nine months of 1998 increased 17.0% and 15.2%, respectively, over the same periods of last year due primarily to higher revenues.

     Priority Mail revenues in the third quarter and first nine months of 1998 were $110.9 million and $241.4 million, respectively. Third quarter operating income in 1998 was $10.5 million and the year-to-date operating loss was $5.0 million. Operations under the Priority Mail contract, which was signed in April 1997, were minimal during the third quarter and first nine months of last year. The third quarter of 1998 was the first quarter in which the full system of 10 Priority Mail Processing Centers was complete and operational. Operating losses from Priority Mail operations for the nine months ended September 30, 1998 reflected losses during the completion of the contract's start-up phases (primarily during the first half of the year), which more than offset operating profit under the Priority Mail contract for the three months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     In the first nine months of 1998, the Company's cash and cash equivalents increased $10.4 million from $97.6 million at December 31, 1997 to $108.0 million at September 30, 1998. Cash flow from operations of $223.7 million in the first nine months of 1998 provided the primary funding for $199.4 million used for capital expenditures and $25.5 million of dividend payments.

     Cash flows from operating activities in the first three quarters of 1998 were $20.0 million lower than the first three quarters of 1997, primarily due to asset and liability changes, which used $7.6 million in the first nine months of 1998 but provided $47.9 million in the same period of 1997. Net income and adjustments to income, which were $35.5 million higher in the first nine months of 1998 compared to the first nine months of 1997, partially offset the greater cash requirements related to changes in assets and liabilities. Adjustments to income include depreciation, amortization, deferred taxes, and gains from property disposals.

     Capital expenditures for the first nine months of 1998 were $63.3 million higher than the same period last year due primarily to expenditures of $40.1 million related to the Priority Mail contract. Proceeds from sales of certain equipment and idle properties generated an additional $9.6 million of cash in the first nine months of 1998 compared to the first nine months of 1997.

     In the first nine months of 1998, proceeds from the exercise of stock options decreased $27.9 million from the same period last year and common and preferred stock dividend payments of $25.5 million were essentially the same as the first nine months of last year.

     As was the case at December 31, 1997, there were no short-term borrowings outstanding at September 30, 1998. In the first nine months of last year, a $155.0 million net payment of short-term borrowings was largely facilitated by $121.4 million in net proceeds from the issuance of preferred stock of a subsidiary trust in June 1997. Other net debt repayments used $5.4 million in the first nine months of 1998 compared to $2.0 million in the same period last year.

     The Company's ratio of total debt to capital decreased to 35.0% at September 30, 1998 from 37.9% at December 31, 1997 due primarily to higher shareholders' equity from net income.

     At September 30, 1998, the Company had available for borrowings $276.5 million under its $350 million unsecured credit facility and another $95.0 million under uncommitted lines of credit.

     The $350 million facility is also available for issuance of letters of credit. Under that facility, outstanding letters of credit totaled $73.5 million at September 30, 1998. Under several other unsecured facilities, $55.1 million of letters of credit were outstanding at that date.

     The Company filed a shelf registration statement with the Securities and Exchange Commission in June 1998 that covers $250 million of debt and equity securities for future issuance with terms to be decided at the time of and if issued.

CYCLICALITY AND SEASONALITY

     The Company operates in industries that are affected directly by general economic conditions and seasonal fluctuations, both of which affect demand for transportation services. In the trucking and air freight industries, the months of September and October of each year usually have the highest business levels while the months of January and February of each year usually have the lowest business levels. Operations under the Priority Mail contract are expected to peak in December due primarily to higher shipping demand related to the holiday season.

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

YEAR 2000

     Like many other companies, an issue affecting the Company is the inability of many computer systems and software to process the year 2000 (Y2K or Year 2000). To ensure that the Company's systems are Year 2000 compliant, a team of Information Technology professionals began preparing for the Y2K issue in 1996. In 1997, the Company formed a Steering Committee comprised of senior executives to address compliance issues. The Y2K team developed, and the Steering Committee approved, a Company-wide initiative to address issues associated with the Year 2000. Company management has designated the Y2K project as the highest priority of the Company's Information Technology Department.

     The Company's Y2K compliance efforts are focused on business-critical items. Systems and software are considered "business-critical" if a failure would either have a material adverse impact on the Company's business, financial condition or results of operations or involve a safety exposure to employees or customers.

State of Readiness

     The Company has identified distinct categories for its Y2K compliance efforts: (1) information technology ("IT") systems, (2) non-IT systems, and
(3) IT and non-IT systems of third parties with which the Company has major relationships. The Company intends to fix or replace non-compliant software and systems through a process that involves taking inventory of its systems, assessing risks and impact, renovating non-compliant systems through remediation or replacement, and validating compliance through testing. The Company intends to commit the resources necessary to bring the project to scheduled completion.

     IT Systems
     IT systems include mainframes, mid-range computers and servers, networks and workstations, related operating systems and application software. The Company has inventoried and assessed all business-critical IT systems. Renovation efforts are in progress or are substantially complete, depending on the system or software.
     Mainframe computers have been fully renovated and certain peripheral mainframe hardware is approximately 80% renovated. Mainframe operating systems and mainframe applications software are
     approximately 70% and 25% renovated, respectively.   Mid-range
     computers and servers are estimated to be 30% renovated while approximately 10% of related operating systems and application software programs have been renovated. Network hardware (excluding servers) and computer workstations are approximately 50% renovated while an estimated 30% of the related operating systems and application software programs have been renovated. Renovation of all business-critical IT systems is scheduled to be substantially complete by the end of the first quarter of 1999. Validation, which is currently in process for many systems and software applications, is scheduled for completion by the end of the third quarter of 1999.

     Non-IT Systems
     Non-IT systems include operating equipment, security systems, and other equipment that may contain microcontrollers with embedded technology. Certain IT systems may also include embedded technology. The Company has contacted all business-critical operating and support facilities to identify the extent of its embedded technology and has received responses from approximately 70% of those surveyed locations. The Company is assessing these results and, when embedded technology is determined to exist, the Company is surveying the vendor or manufacturer of the embedded technology or the affected equipment or system to identify risks related to the Year 2000. Approximately 30% of the embedded technology the Company is aware of has been confirmed as Y2K compliant. The Company's remaining systems are being assessed and, if necessary, will be replaced if determined to be non-compliant. These systems are expected to be Y2K compliant by the end of the first quarter of 1999 and to be validated by the end of the third quarter of 1999.

     Third Party Systems
     In addition to its own IT and non-IT systems, the Company is also reliant upon system capabilities of third parties (including, among others, customers, vendors, domestic and international government agencies, and U.S. and international airports). The Company believes these third party risks are inherent in the industry and not specific to the Company.

     The Company has initiated communications with third parties with whom the Company has material business relationships to determine the extent to which the Company's systems are vulnerable to those third parties' failure to make necessary changes related to Y2K issues. The intent of these inquiries through questionnaires and interviews is to ascertain the level of readiness of the identified third parties.

     Essentially all of the Company's critical vendors have been contacted and approximately 65% have responded to the surveys. By the end of 1998, the Company expects to have received responses from substantially all of its critical vendors. If a vendor is determined to be non-compliant, the Company is working to identify a Y2K-compliant vendor as a replacement. In an effort to mitigate risks related to the system capabilities of certain customers, the Company plans to provide Y2K-compliant software upgrades to its tracking and tracing software and other proprietary software utilized by its customers.

     The International Air Transport Association and the Air Transport Association of America are involved in global and industry-wide studies aimed at assessing the Y2K compliance status of airports and other U.S. and international government agencies. As a member of these associations, Emery Worldwide expects to receive and to analyze the results of these studies.

Costs to Address Y2K Compliance

     Since 1996, the Company has expensed approximately $16 million on Y2K compliance and expects that approximately $18 million of additional Y2K compliance costs will be expensed through December 31, 1999. All Y2K costs have been and are expected to be funded from operations. In the third quarter and first nine months of 1998, the Company capitalized $11.1 million and $35.4 million, respectively, of purchased and internally developed software costs. A portion of the capitalized software costs was for new financial and administrative systems that are Y2K compliant. These systems have replaced or are expected to replace certain non-compliant systems.

Risks

     While the Company believes its efforts to address the Year 2000 issue will be successful in avoiding any material adverse effect on the Company's operations or financial condition, it recognizes that failing to resolve Year 2000 issues on a timely basis would, in a most reasonably likely worst case scenario, significantly limit its ability to provide its services for a period of time, especially if such failure is coupled with a third party failure. As a result, there can be no assurance that this matter will not have a material adverse effect on the Company.

Contingency Plans

     The Company is establishing a Y2K contingency plan to evaluate business disruption scenarios, coordinate the establishment of Y2K contingency plans, and identify and implement preemptive strategies. Detailed contingency plans for critical business processes are scheduled to be formulated by the end of the second quarter of 1999 and, if necessary, would undergo modification should there be any changes in the status of the Company's Y2K renovation efforts.

FORWARD-LOOKING STATEMENTS

     Certain statements included or incorporated by reference herein constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties. Any such forward-looking statements contained or incorporated by reference herein should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. In that regard, the following factors, among others and in addition to the matters discussed below and elsewhere in this document and in documents incorporated or deemed to be incorporated by reference herein, could cause actual results and other matters to differ materially from those in such forward-looking statements: changes in general business and economic conditions; increasing domestic and international competition and pricing pressure; changes in fuel prices; uncertainty regarding the Company's Priority Mail contract with the United States Postal Service; labor matters, including changes in labor costs, renegotiations of labor contracts and the risk of work stoppages or strikes; changes in governmental regulation; environmental and tax matters, including the aviation excise tax and aircraft maintenance tax matters discussed herein; and matters relating to the spin-off of CFC. In that regard, the Company is or may be subject to substantial liabilities with respect to certain matters relating to CFC's business and operations, including, without limitation, guarantees of certain indebtedness of CFC and liabilities for employment-related, tax and environmental matters. Although CFC is, in general, either the primary or secondary obligor or jointly and severally liable with the Company with respect to these matters, a failure to pay or other default by CFC with respect to the obligations as to which the Company is or may be, or may be perceived to be, liable, whether because of CFC's bankruptcy or insolvency or otherwise, could lead to substantial claims against the Company. As a result of the foregoing, no assurance can be given as to future results of operations or financial condition.

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

ITEM 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             27       Financial Data Schedule

             99(a)    Computation of Ratios of Earnings to Fixed
                      Charges -- the ratios of earnings to fixed charges were 3.6x and 3.3x for the nine months ended September 30, 1998 and 1997, respectively.

               (b) Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends -- the ratios of earnings to combined fixed charges and preferred stock dividends were 3.4x and 3.2x for the nine months ended September 30, 1998 and 1997, respectively.

        (b)  Reports on Form 8-K

                      No reports on Form 8-K were filed during the quarter ended September 30, 1998.


                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company (Registrant) has duly caused this Form 10-Q Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CNF Transportation Inc.
                                (Registrant)

November 12, 1998               /s/Chutta Ratnathicam
                                Chutta Ratnathicam
                                Senior Vice President and
                                  Chief Financial Officer