Form 10-K
period 1998-12-31
CNF TRANSPORTATION INC
filed 1999-03-29
CIK 23675

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998   Commission File Number 1-5046

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

Aggregate market value of voting stock held by persons other than Directors, Officers and those shareholders holding more than 5% of the outstanding voting stock, based upon the closing price per share Composite Tape on January 31, 1999: $1,763,505,000.

               Number of shares of Common Stock outstanding
                     as of February 28, 1999: 48,108,715


                    DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV


CNF Transportation Inc. 1998 Annual Report to Shareholders (only those portions referenced herein are incorporated in this Form 10-K).

Part III

Proxy Statement dated March 22, 1999 (only those portions referenced herein are incorporated in this Form 10-K).

                          CNF TRANSPORTATION INC.
                                 FORM 10-K
                       Year Ended December 31, 1998

___________________________________________________________________________


                                   INDEX

    Item                                                              Page

                                  PART I

      1.       Business                                                 3
      2.       Properties                                              13
      3.       Legal Proceedings                                       15
      4.       Submission of Matters to a Vote of Security Holders     15

                                  PART II

      5.       Market for the Company's Common Stock and Related
                 Security Holder Matters                               15
      6.       Selected Financial Data                                 16
      7.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   16
      8.       Financial Statements and Supplementary Data             17
      9.         Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                   17

                                 PART III

     10.       Directors and Executive Officers of the Company         17
     11.       Executive Compensation                                  18
     12.       Security Ownership of Certain Beneficial Owners
                 and Management                                        18
     13.       Certain Relationships and Related Transactions          18

                                  PART IV

     14.       Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K                                           19

               SIGNATURES                                              20
               INDEX TO FINANCIAL INFORMATION                          23

                          CNF TRANSPORTATION INC.
                                 FORM 10-K
                       Year Ended December 31, 1998
___________________________________________________________________________


                                  PART I


ITEM 1.   BUSINESS

CNF Transportation Inc. and subsidiaries (collectively the Registrant or the Company) is a leading provider of transportation and logistics services. The continuing operations of the Company encompass four business segments: Con-Way Transportation Services (Con-Way), Emery Worldwide
(Emery), Menlo Logistics (Menlo), and Other.   Con-Way provides regional
one- and two-day LTL freight trucking and full-service truckload freight delivery throughout the U.S., portions of Canada and Mexico, and expedited and guaranteed ground transportation. In 1998, Con-Way introduced integrated supply chain services to provide logistics solutions to targeted customers. Emery provides expedited and deferred domestic and international air cargo services, ocean delivery, and customs brokerage. Domestically, Emery relies primarily on aircraft operated by Emery Worldwide Airlines (EWA) and its ground fleet to provide its services. Internationally, Emery acts principally as a freight forwarder. Menlo is a full-service contract logistics company that specializes in developing and managing complex distribution networks. The Other operations consist primarily of the Priority Mail contract with the U.S. Postal Service
(USPS), and include Road Systems, a trailer manufacturer, and VantageParts, a wholesale distributor of truck parts and supplies.

EWA provides nightly air delivery services for Emery and Express Mail (a next-day delivery service) under a contract awarded by the USPS. The operations of the Express Mail contract are reported in the Emery business segment. In 1997, EWA was awarded a new contract for the sortation and transportation of Priority Mail (a second-day delivery service) in the eastern United States. The operations of the Priority Mail contract are included in the Other business segment.

On December 2, 1996, the Company completed the tax-free distribution (the Spin-off) to its shareholders of a new publicly traded company, Consolidated Freightways Corporation (CFC), a long-haul LTL motor carrier and its related businesses. The Registrant's shareholders received one share of CFC stock for every two shares of the Registrant's stock that was owned on November 15, 1996. Following the Spin-off, the Company changed its name to CNF Transportation Inc.

CNF Transportation Inc., formerly Consolidated Freightways, Inc., was incorporated in Delaware in 1958 as a successor to a business originally established in 1929.

In the fourth quarter of 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 changed the method of disclosing segment information to the manner in which the Company's chief operating decision maker organizes the components for making operating decisions, assessing performance and allocating resources. Further discussion of SFAS 131, and an analysis by operating segment of revenues, operating income, depreciation and amortization and capital expenditures for the years ended December 31, 1998, 1997 and 1996, and identifiable assets as of those dates are presented in Note 15 on pages 42 and 43 of the 1998 Annual Report to Shareholders and is incorporated herein by reference.

The operations of the Company are primarily conducted in the U.S. but to an increasing extent are conducted in major foreign countries. Geographic group information is also presented in Note 15 of the 1998 Annual Report to Shareholders. Intersegment revenues and related earnings have been eliminated to reconcile to consolidated revenue and operating income.


CON-WAY TRANSPORTATION SERVICES SEGMENT

Con-Way Transportation Services (Con-Way) provides time-definite and day-definite ground transportation services in the form of regional one- and two-day LTL freight trucking, and full-service nationwide truckload freight delivery, inter-regional joint service, guaranteed service and expedited delivery. In 1998, Con-Way also introduced integrated supply chain services to provide logistics solutions to targeted customers. Con-Way's infrastructure facilitates service to all 50 states in the U.S. and Puerto Rico and certain major population centers in Canada and Mexico.

Con-Way's strategies continue to emphasize operating margin improvement, particularly through efforts to secure pricing commensurate with its premium service. In addition, Con-Way's strategies include efforts to increase the utilization of its freight system especially in the Pacific Northwest and northeastern U.S. (areas in which it expanded its operations in 1995 and 1996) and through the introduction and expansion of new premium services.

Con-Way Regional Carriers
Con-Way's primary business units are three regional LTL motor carriers, each of which operates a dedicated regional trucking network principally serving core geographic territories with next-day and second-day service. The regional carriers serve manufacturing, industrial, commercial and retail business-to-business customers with a fleet of approximately 26,000 trucks, tractors and trailers at December 31, 1998. The regional carriers include:

  Con-Way Central Express (CCX), which was founded in June 1983, today serves 23 states of the central and northeast U.S., Ontario and Quebec, Canada and Puerto Rico. At December 31, 1998, CCX operated 211 service centers.

  Con-Way Southern Express (CSE) was founded in April 1987. CSE serves a 12-state southern market from Texas to the Carolinas and Florida, and also serves Puerto Rico and parts of Mexico. CSE operated 100 service centers at December 31, 1998.

  Con-Way Western Express (CWX), which was founded in May 1983, today operates in 15 western states and serves parts of Canada and Mexico. CWX completed major geographic expansions in 1995 in the Pacific Northwest and British Columbia. At December 31, 1998, CWX operated 81 service centers.

In 1998, Con-Way completed coast-to-coast service by fully linking its three regional carriers. The expansion of Con-Way's joint service offerings permits Con-Way's three regional carriers to provide full service throughout the U.S. and to certain major population centers in Canada. By offering joint services, the three regional carriers can now provide next-day and second-day freight delivery between their respective core territories utilizing existing infrastructure. The joint service program generates additional business by allowing each carrier to provide coverage of inter-regional market lanes not serviced as part of its core territory. Due in large part to implementation of the joint service program, the average length of haul for shipments handled by the regional carriers grew to 561 in 1998. Also, average revenue per shipment grew from $111 in 1994 to $140 in 1998. The average weight per shipment was approximately 1,100 pounds in 1998.

Con-Way Truckload Services, Con-Way NOW and Con-Way Integrated Services Con-Way's operations also include Con-Way Truckload Services (CWT), a full-service, multi-modal truckload company, and Con-Way NOW, which serves the expedited surface shipment market. CWT provides door-to-door delivery of truckload shipments by highway and rail forwarding with domestic intermodal marketing services, and assembly and distribution services. In addition, CWT provides on-time service as a subcontractor for the Priority Mail operation. Con-Way NOW specializes in time- definite shipments, such as replacement parts, medical equipment and other urgent shipments, where expedited delivery is critical. Con-Way NOW began operations in 1996 in the Midwest, expanded to parts of the southeastern U.S. in 1997, and now has delivery service to 48 states and parts of Canada. In 1998, Con-Way introduced Con-Way Integrated Services to provide logistics services including operating multi-client warehouses for medium-sized shipping customers.

Employees
Con-Way's domestic employment has increased to approximately 16,600 regular and supplemental employees at December 31, 1998 from 15,000 employees at December 31, 1997 and approximately 14,300 at December 31, 1996.

Customers
There is broad diversity among customers served, size of shipments, commodities transported and length of haul. No single customer or commodity accounted for more than a small fraction of total revenues.


Competition
The trucking industry is intensely competitive. Principal competitors of Con-Way include both regional carriers and national LTL companies (some of which have continued to extend into regional markets and to acquire and combine formerly independent regional carriers into inter-regional groups). Competition in the trucking industry is based on, among other things, freight rates, quality of service, reliability, transit times and
scope of operations.   Over the past 15 years, periods of over-capacity in
the trucking industry have led to intense competition and price discounting, resulting in decreased margins and a significant number of business failures.

Federal and State Regulation
Con-Way's business is subject to extensive regulation by various federal and state governmental entities. Deregulation of the trucking industry allowed easier access to the industry by new trucking companies, and has removed many restrictions on expansion of services by existing carriers and increased price competition. These and other factors have contributed to a consolidation in the trucking industry, as a number of trucking companies have either merged or gone out of business.

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


EMERY WORLDWIDE SEGMENT

Emery Worldwide (Emery) was formed when the Company purchased Emery Air Freight Corporation (EAFC) in April 1989. EAFC provides both domestic and international air freight services. In North America, EAFC relies principally on the dedicated aircraft of a separate subsidiary of the Company, Emery Worldwide Airlines, Inc. (EWA) and EAFC's own ground fleet to provide commercial door-to-door delivery for next-day, second-day and deferred shipments. Internationally, EAFC acts principally as a freight forwarder by providing door-to-door and airport-to-airport commercial services in approximately 200 countries. International business is defined as shipments that either originate or terminate outside of the United States. At December 31, 1998, EAFC operated approximately 2,000 trucks, vans, tractors and trailers, as well as equipment provided by its agents.

In providing the airlift for the commercial air freight operations of EAFC, EWA utilized a fleet of 76 dedicated aircraft as of December 31, 1998. Of these aircraft, 49 were leased on a long-term basis, 6 were owned and 21 were contracted on a short-term basis to supplement nightly capacity and to provide feeder services. At December 31, 1998, the nightly lift capacity of this aircraft fleet, excluding charters, was over 4 million pounds.

In addition to providing aircraft for EAFC's commercial air freight operations, EWA also provides air delivery services for Express Mail (a next-day delivery service) under a ten-year contract with the USPS. The original contract for this operation was awarded to EWA in 1989, and the current contract was awarded to EWA in 1993. At December 31, 1998, EWA used 23 dedicated aircraft to provide services to the USPS under this contract. In addition, EWA has also received separate contracts to carry peak-season Christmas and other mail for the USPS. Excluding Priority Mail, Emery recognized approximately $214 million, $163 million and $140 million of revenue in 1998, 1997 and 1996, respectively, from contracts and other arrangements to carry mail, primarily Express Mail, for the USPS.
The operations of the Express Mail contract and the separate peak-season mail contracts are reported in the Emery Worldwide segment.

In 1997, EWA was also awarded a new contract for the sortation and transportation of Priority Mail (a second-day delivery service) originating in the eastern United States. In compliance with the adoption of SFAS 131, the operations of the Priority Mail contract are included in the Other segment. (Refer to Other Segment for discussion of the Priority Mail operations).

While Emery's freight system is designed to handle parcels, packages and shipments of a variety of sizes and weights, its air freight operations are focused primarily on heavy air freight (defined as shipments of 70 pounds or more) as opposed to envelopes. In 1998, Emery's air freight shipments weighed an average of approximately 248 pounds and generated average revenue of approximately $229 per shipment.

Customers are typically concerned with timely deliveries rather than the mode of transportation used to transport freight. Because the average cost of ground transportation is considerably less than air transportation, Emery seeks to manage its costs by using trucks, rather than aircraft, to transport freight whenever possible, typically in connection with second-day and deferred deliveries.

EAFC provides services in North America through a system of sales offices and service centers, and overseas through foreign subsidiaries, branches, service centers and agents. EAFC's door-to-door service within North America relies on the airlift system of EWA, supplemented with commercial airlines. Internationally, EAFC operates primarily as an air freight forwarder using commercial airlines, while utilizing controlled lift only on a limited basis. EAFC's expansion plans have been focused on international operations due to the expectation of greater opportunities in an expanding worldwide economy and the lower capital requirements of the non-asset based international operations. As a result of this strategy, EAFC's total international air freight revenues increased 67% from 1994 through 1998, compared with a 15% increase for its total North American air freight revenues for the same period. For 1998, total international revenues of approximately $960 million comprised nearly 44% of Emery's total revenues. Emery's fastest-growing regions internationally have been Latin America and Asia, although in 1998 Asia declined as a result of a severe regional economic downturn which also adversely impacted other international regions.

EAFC's strategic initiatives include efforts to improve service and reliability in order to achieve higher revenue-per-pound. Combined with efforts to improve efficiencies, management expects these initiatives to improve financial results. Accordingly, EAFC is modernizing its main Hub facility, initiating programs to improve freight handling, increasing use of owned agents in international markets and globally applying new technologies. In addition, EWA is making modifications to its aircraft fleet and increasing the pool of available aircraft.

EAFC's hub-and-spoke system is based at the Dayton, Ohio International Airport, where its leased air cargo facility (the Hub) and related support facilities are located. The Hub handles a wide variety of shipments, ranging from small packages to heavyweight cargo, with a total effective sort capacity of approximately 1.2 million pounds per hour, generally handling over 5 million pounds of freight daily. In 1997, EAFC began a $60 million redesign and expansion of the Hub that is expected to increase capacity 30% by the year 2000. The operation of the Hub in conjunction with EWA's airlift system contributes to EAFC's ability to maintain service reliability. In addition to the Dayton Hub, EAFC operates nine regional hubs, strategically located around the United States near Sacramento and Los Angeles, California; Dallas, Texas; Chicago, Illinois; Poughkeepsie, New York; Charlotte, North Carolina; Atlanta, Georgia; Nashville, Tennessee; and Orlando, Florida. In 1997, EAFC opened new distribution centers in Singapore and Miami to serve Asia and Latin America, respectively.

Because of the growing prominence of its international and logistics services, Emery management modified certain of its strategic initiatives in 1998. Emery's growth strategy is focused on leveraging its unique position as a worldwide, integrated forwarder. To execute this strategy, Emery will further emphasize its inter-related logistics, expedited customs clearance and ocean capabilities, while maintaining its key strength of time-definite, global air freight services. Among its efforts to grow worldwide revenues, Emery has acquired several agents in key international locations and entered into partnerships with several others. In 1998, Emery launched a joint venture in China to provide freight forwarding and logistics services.

Other services
To enhance the range of services it can offer to its customers and to provide further avenues for growth, Emery has established several non-asset based "strategic business units." (The Company defines a non-asset-based business as one requiring substantially less capital investment than its principal domestic air freight and ground transportation business). These other units include Emery Expedite!, a rapid response freight handling subsidiary providing door-to-door delivery of shipments in North America and overseas. Emery's logistics subsidiary, Emery Global Logistics, operates warehouse and distribution centers for customers in six countries. Emery Customs Brokerage (ECB) provides full service customs clearance regardless of mode or carrier. Through ECB, Emery also serves as a global freight forwarder and non-vessel-operating common carrier that provides full and less-than-container load service.

Employees
As of December 31, 1998, Emery had approximately 11,500 regular full-time employees compared with approximately 10,000 employees at December 31, 1997 and about 9,000 at December 31, 1996.

Approximately 13% of the Emery's full-time employees were represented by various labor unions. This percentage includes EWA's pilots who, on July 2, 1997, voted to approve representation by the Airline Pilots Association
(ALPA). Although contract negotiations between the Company and ALPA have begun, the Company is unable to predict the outcome of those negotiations or their effect on its results of operations.

Customers
The air freight industry is intensely competitive. Principal competitors of Emery include other integrated air freight carriers, air freight forwarders and international airlines and, to a lesser extent, trucking companies, passenger and cargo air carriers. In 1998, Emery saw an increase in competition from ground based competitors for shipments under 1000 pounds and moving less than 1000 miles. Competition in the air freight industry is based on, among other things, freight rates, quality of service, reliability, transit times and scope of operations.

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

Regulation of Air Transportation
EWA's and EAFC's business is subject to extensive regulation by various federal, state and foreign governmental entities. The air transportation industry is subject to federal regulation under the Federal Aviation Act of 1958, as amended (Aviation Act) and regulations issued by the Department of Transportation (DOT) pursuant to the Aviation Act. EAFC, as an air freight forwarder, and EWA, as an airline, are subject to different regulations. Air freight forwarders are exempted from most DOT economic regulations and are not subject to Federal Aviation Administration (FAA) safety regulations, except security-related rules. Airlines such as EWA are subject to, among other things, maintenance, operating and other safety-related regulations by the FAA, including Airworthiness Directives promulgated by the FAA which require airlines such as EWA to make modifications to aircraft. In that regard, EWA expects that it will be required to make expenditures to reinforce the floors and modify the doors of up to 17 of its Boeing 727 aircraft to comply with Airworthiness Directives. Likewise, the relative age of EWA's aircraft fleet may increase the likelihood that EWA will be required to make expenditures in order for its aircraft to comply with future government regulations.

During recent years, operations at several airports have been subject to restrictions or curfews on arrivals or departures during certain night-time hours designed to reduce or eliminate noise for surrounding residential areas. None of these restrictions have materially affected EWA's or EAFC's operations. If such restrictions were to be imposed with respect to the airports at which EWA's or EAFC's activities are centered (particularly EAFC's major Hub at the Dayton International Airport), and no alternative airports were available to serve the affected areas, there could be a material adverse effect on EWA's or EAFC's operations. Under applicable law, the FAA is authorized to establish aircraft noise standards and the administrator of the Environmental Protection Agency is authorized to issue regulations setting forth standards for aircraft emissions. The Company believes that its present fleet of owned, leased and chartered aircraft is operating in substantial compliance with currently applicable noise and emission laws.

The Aviation Noise and Capacity Act of 1990 establishes a national aviation noise policy. The FAA has promulgated regulations under this Act regarding the phase-in requirements for compliance. This legislation and the related regulations will require all of EWA's owned and leased aircraft eligible for operation in the contiguous United States to either undergo modifications or otherwise comply with Stage 3 noise restrictions by year-end 1999. Although the ultimate cost of complying with these requirements cannot be predicted with certainty, the Company estimates it will make capital expenditures of approximately $10 million in 1999 to modify owned or leased aircraft in order to comply with these requirements.

Regulation of Ground Transportation
When EAFC provides ground transportation of cargo having prior or subsequent air movement, the ground transportation is exempt from the motor carrier registration requirements and economic regulations that were inherited from the ICC by the FHWA and the STB, respectively. Such ground transportation, however, is subject to comprehensive trucking safety regulation by the FHWA as described in the Con-Way Transportation Services section. In addition, EAFC holds FHWA motor carrier registrations, which can be utilized in providing non-exempt ground transportation. For a description of applicable state regulations, refer to the discussion in the Con-Way Transportation Services section.


MENLO LOGISTICS SEGMENT

Menlo Logistics, Inc. (Menlo), founded in 1990, specializes in developing and managing complex national and global supply and distribution networks, including transportation management, dedicated contract warehousing and dedicated contract carriage. In serving its customers, Menlo uses and develops logistics optimization and customer order and shipment tracking software, and also provides real time warehouse, transportation and order management systems. Menlo has developed the ability to link these systems both with each other and with its customers' internal systems. The Company believes that Menlo's technology skills, operations processes and design expertise with respect to sophisticated logistics systems have established it as a leader in the emerging field of contract logistics. Complex projects which call upon Menlo's skills in managing carrier networks, dedicated vehicle fleets and automated warehouses as an integrated system recently have been the fastest growing segment of Menlo's business.

Menlo operates in a relatively new industry and has a limited number of major competitors. Nonetheless, competition for the provision of logistics services is intense. Menlo's competitors include both domestic and foreign logistics companies and the logistics arms of integrated transportation companies. Competition in this industry is based largely on computer system skills and the ability to rapidly implement logistics solutions.

The Company believes that three industry trends have driven Menlo's recent growth. First, the Company believes that a number of businesses are increasingly evaluating their overall logistics costs, including transportation, warehousing and inventory carrying costs. Second, the Company believes that outsourcing of non-core services, such as distribution, has become more commonplace with many businesses. Finally, the Company believes that the ability to access information through computer networks has increased the value of capturing real time logistics information to track inventories, shipments and deliveries.

Menlo's ability to provide solutions to intricate distribution issues for large companies with complex supply chains helped them secure six new projects in 1998. One of Menlo's primary strategies is also to increase the services that it provides to current customers. In 1997 and 1996, Menlo expanded the services it provides to existing clients such as Hewlett-Packard, Sears, Coca-Cola and IBM. Menlo was also awarded projects in 1997 and 1996 by new clients such as Imation, Nike, Frigidaire, Herman Miller, GM Delphi and Bell Atlantic. Compensation from Menlo's customers takes different forms, including cost-plus, gain-sharing, per-piece, fixed dollar and consulting fees. In some cases, customers reimburse start-up and development costs.

Menlo seeks to limit the financial commitments it undertakes by typically providing that any facility or major equipment lease that it enters into on behalf of a customer must be assumed by the customer upon termination of the contract with Menlo. However, to date relatively few customer relationships have been ended by either Menlo or its customers.

At December 31, 1998, Menlo had a regular full-time workforce of approximately 1,800 compared to approximately 1,300 employees at December 31, 1997 and nearly 1,000 at December 31, 1996. Menlo also uses a significant number of professionals under contract for various projects.

While the Company seeks to take advantage of cross-business synergies whenever possible, Menlo is operated as an independent business segment within the Company and not as a conduit through which business can be referred to Con-Way or Emery. The independence of Menlo from the Company's other primary business units is viewed as essential to maintaining Menlo's credibility with its customers.

OTHER SEGMENT

The Other segment comprises primarily operations under the Priority Mail contract with the USPS, but also includes the operations of Road Systems and VantageParts.

Priority Mail Contract
In April 1997, the USPS awarded EWA a contract for the sortation and transportation of Priority Mail (a second-day delivery service) in portions of 13 states in the eastern United States. This contract has an initial term that ends in 2002 and may be renewed by the USPS for two successive three-year terms. At the time the Priority Mail contract was entered into, the USPS indicated that the Company could receive revenues of approximately $1.7 billion over the initial term of the contract. However, this amount is subject to a number of uncertainties and assumptions, and there can be no assurance that the revenues realized by the

Company will not be less than this amount.
Although the contract does not specifically set forth a minimum volume of Priority Mail to be handled by the Company, current revenue run rates are consistent with the Company receiving at least the projected $1.7 billion of revenue over the life of the contract.

Among other things, the Priority Mail contract called for EWA to lease or acquire, improve, equip, fully staff and operate ten Priority Mail Processing Centers (PMPCs) in ten major metropolitan areas, primarily along the eastern seaboard. All ten of the PMPCs were operational as of June 30, 1998. In 1998, the PMPC's processed over 350 million pieces of priority mail.

EWA provides air transportation under the new USPS contract, manages the ten PMPCs and provides ground transportation between the PMPCs and other USPS facilities. Con-Way Truckload Services, a subsidiary of Con-Way Transportation Services, acts as a subcontractor and provides highway transportation between PMPCs. All revenues from the Priority Mail operations are reported in the Other segment.

At December 31, 1998, the Priority Mail operations had approximately 3,800 regular full-time employees.

Road Systems and VantageParts
Two non-carrier operations are included in the Other segment and generate a majority of their revenues from sales to other subsidiaries of the Company and, prior to year-end 1996, from CFC. Road Systems primarily manufactures and rebuilds trailers, converter dollies and other transportation equipment. VantageParts serves as a distributor and remanufacturer of vehicle component parts and accessories to the heavy-duty truck and trailer industry, as well as the maritime, construction and aviation industries.


GENERAL

The research and development activities of the Company are not significant.

During 1998, 1997 and 1996 there was no single customer of the Company that accounted for more than 10% of consolidated revenues.

The total number of regular, full-time employees is presented in the "Five Year Financial Summary" on page 46 of the 1998 Annual Report to
Shareholders and is incorporated herein by reference.

The Company operates in industries that are affected directly by general economic conditions and seasonal fluctuations, both of which affect demand for transportation services. In a typical year for the trucking and air freight industries, the months of September and October usually have the highest business levels while the months of January and February usually have the lowest business levels. Operations under the Priority Mail contract peak in December due primarily to higher shipping demand related to the holiday season.

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


ITEM 2.   PROPERTIES

The following summarizes the freight service centers, warehouses and sortation centers operated by the Company at December 31, 1998:

                                          Owned    Leased    Total

    Con-Way Transportation Services    80      289     369
    Emery Worldwide                    29      229     258
    Menlo Logistics                     -       16      16
    Priority Mail                       -       10      10


The following table sets forth the location and square footage of the Company's principal freight service centers, warehouses and sortation centers at December 31, 1998:

              Location                  Square Footage

Con-Way - freight service centers

                 Des Plaines, IA        100,440
                 Indianapolis, IN        95,498
                 Columbus, OH            95,430
                 Oakland, CA             91,240
                 Coldwater, MI           88,234
                 Atlanta, GA             88,095

                 Aurora, IL              86,475
                 Chicago, IL             84,500
                 Dallas, TX              82,000
                 Cincinnati, OH          80,346
                 Cleveland, OH           77,419
                 Shreveport, LA          74,040
                 Little Falls, NJ        73,190
                 Newburgh, NY            69,106
                 Houston, TX             67,160
                 Detroit, MI             66,320
                 Minneapolis, MN         65,873
                 Santa Fe Springs, CA    63,136
                 Chicopee, MA            62,378
                 Jackson, MS             61,860
                 Charlotte, NC           59,450
                 Carlstadt, NJ           54,629
                 Jacksonville, FL        53,667
                 Gary, IN                51,950
                 Milwaukee, WI           51,460
                 New Orleans, LA         51,050


Emery - freight service centers and warehouses

               * Dayton, OH             800,000
                 Miami, FL              118,370
                 Kennedy Airport, NY    104,355
                 Los Angeles, CA         75,707
                 San Jose, CA            73,500
                 Chicago, IL             66,000
                 Dallas, TX              58,200
                 Atlanta, GA             56,000
                 Columbus, OH            55,000

     * Facility partially or wholly financed through the issuance of industrial revenue bonds. Principal amount of debt is secured by the property.

Menlo - warehouses

                 Richmond, VA           315,867
                 Lathrop, CA            276,000
                 Memphis, CA            250,600
                 Holland, MI            120,000
                 Kansas City, MO        115,260
                 Dayton, OH             103,062
                 Ontario, CA             96,950
                 Middletown, PA          90,571
                 Boise, ID               80,600
                 Grove City, OH          78,505
                 Medford, OR             70,000

Priority Mail - processing centers

                 Newark, NJ             301,742
                 Bethpage, NY           281,054
                 Boston, MA             260,000
                 Philadelphia, PA       246,091
                 Pittsburgh, PA         205,718
                 Miami, FL              195,148
                 Orlando, FL            167,051
                 Rochester, NY          161,211
                 Hartford, CT           158,200
                 Jacksonville, FL       124,507


ITEM 3.   LEGAL PROCEEDINGS

The legal proceedings of the Company are summarized in Notes 6 and 13 on pages 35, 36, 41 and 42 of the 1998 Annual Report to Shareholders and are incorporated herein by reference. Discussions of certain environmental matters are presented in Item 1 and Item 7.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.
                                  PART II


ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
          MATTERS

The Company's common stock is listed for trading on the New York and Pacific Stock Exchanges under the symbol "CNF".

The Company's common stock prices for each of the quarters in 1998 and 1997 are included in Note 16 on page 44 of the 1998 Annual Report to Shareholders and are incorporated herein by reference.

Cash dividends on common shares were paid in every year from 1962 to 1990. In June 1990, the Company's Board of Directors suspended the quarterly dividend. In December 1994, the Board of Directors reinstated a $.10 per share quarterly cash dividend on common stock. The amounts of quarterly dividends declared on common stock for the last two years are included in
Note 16 on page 44 of the 1998 Annual Report to Shareholders and are incorporated herein by reference.

Under the terms of the restructured TASP Notes, as set forth in Note 4 on page 33 of the 1998 Annual Report to Shareholders, the Company is restricted from paying dividends in an aggregate amount in excess of $10 million plus one-half of the cumulative net income applicable to common shareholders since the commencement of the agreement (which allows for $194 million of dividend payments at December 31, 1998).

As of December 31, 1998, there were 9,870 holders of record of the common stock ($.625 par value) of the Company. The number of shareholders is also presented in the "Five Year Financial Summary" on page 46 of the 1998
Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

The Selected Financial Data is presented in the "Five Year Financial Summary" on page 46 of the 1998 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is presented in the "Financial Review and Management Discussion" on pages 18 through 23, inclusive, of the 1998 Annual Report to Shareholders and is incorporated herein by reference.

Certain statements included or incorporated by reference herein constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties. Any such forward-looking statements contained or incorporated by reference herein should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. In that regard, the following factors, among others and in addition to the matters discussed below and elsewhere in this document and in documents incorporated by reference herein, could cause actual results and other matters to differ materially from those in such forward-looking statements: changes in general business and economic conditions; increasing domestic and international competition and pricing pressure; changes in fuel prices; uncertainty regarding the Company's Priority Mail contract with the USPS; labor matters, including changes in labor costs, renegotiations of labor contracts and the risk of work stoppages or strikes; changes in governmental regulation; environmental and tax matters, including the aviation excise tax and aircraft maintenance tax matters discussed in documents incorporated by reference; and matters relating to the spin-off of Consolidated Freightways Corporation (CFC). In that regard, the Company is or may be subject to substantial liabilities with respect to certain matters relating to CFC's business and operations, including, without limitation, guarantees of certain indebtedness of CFC and liabilities for employment-related, tax and environmental matters. Although CFC is, in general, either the primary or secondary obligor or jointly and severally liable with the Company with respect to these matters, a failure to pay or other default by CFC with respect to the obligations as to which the Company is or may be, or may be perceived to be, liable, whether because of CFC's bankruptcy or insolvency or otherwise, could lead to substantial claims against the Company. As a result of the foregoing, no assurance can be given as to future results of operations or financial condition.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Report of Independent Public Accountants are presented on pages 24 through 45, inclusive, of the 1998 Annual Report to Shareholders and are incorporated herein by reference.
The unaudited quarterly financial data is included in Note 16 on page 44 of the 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The identification of the Company's Directors is presented on pages 3 through 9, inclusive, of the Company's Proxy Statement dated March 22, 1999 and those pages are incorporated herein by reference.

The Executive Officers of the Company, their ages at December 31, 1998, and their applicable business experience are as follows:

Gregory L. Quesnel, 50, President and Chief Executive Officer of the Company. Mr. Quesnel joined the CNF organization as Director of Accounting in 1975, following several years of professional experience with major corporations in the petroleum and wood products industries. Mr. Quesnel advanced through increasingly responsible positions and in 1986 was promoted to the top financial officer position at the Company's largest subsidiary. In 1990, Mr. Quesnel was elected Vice President and Treasurer of CNF; in 1991, he was elected Senior Vice President and Chief Financial Officer; and he was promoted to Executive Vice President and Chief Financial Officer in 1994. As part of a planned succession, Mr. Quesnel was elected President and Chief Operating Officer in July 1997. In May 1998, Mr. Quesnel was named President and Chief Executive Officer of the Company. At that time, he was also elected as a member of the CNF Board of Directors. Mr. Quesnel is a member of the Financial Executives Institute, the California Business Roundtable, and the Conference Board. He also serves as a member of the Executive Committee of the Bay Area Council of the Boy Scouts of America. Mr. Quesnel earned a bachelor's degree in finance from the University of Oregon and holds a master's degree in business administration from the University of Portland. Mr. Quesnel is a member of the Executive and Director Affairs Committees of the Board.

Gerald L. Detter, 54, President and Chief Executive Officer of Con-Way Transportation Services and Senior Vice President of the Company. Mr. Detter joined the former Consolidated Freightways Corporation of Delaware
(CFCD) in 1964 as a dockman and advanced through several positions of increasing responsibility to become Division Manager in Detroit, Michigan in 1976. In 1982, he was named the first President and Chief Executive Officer of Con-Way Central Express. In 1997, Mr. Detter was named to his current position.

Roger Piazza, 59, President and Chief Executive Officer of Emery Worldwide and Senior Vice President of the Company. Mr. Piazza originally joined the former CF AirFreight in 1976 as manager of the Detroit Service Center. During the following ten years he served as a division manager and area vice president. Following the merger of CF AirFreight and Emery Worldwide in 1989, Mr. Piazza was named Vice President - North America. In 1998, Mr. Piazza was named to his current position.

Chutta Ratnathicam, 51, Senior Vice President and Chief Financial Officer of the Company. Mr. Ratnathicam joined the Company in 1977 as a corporate auditor and following several increasingly responsible positions was named Vice President Internal Audit for the Company in 1989. In 1991, he was promoted to Vice President-International for Emery. In 1997, Mr. Ratnathicam was named Senior Vice President and Chief Financial Officer of the Company.

Eberhard G.H. Schmoller, 55, Senior Vice President, General Counsel and Secretary of the Company. Mr. Schmoller joined CFCD in 1974 as a staff attorney and in 1976 was promoted to CFCD Assistant General Counsel. In 1983, he was appointed Vice President and General Counsel of the former CF AirFreight and assumed the same position with Emery after the acquisition in 1989. Mr. Schmoller was named Senior Vice President and General Counsel of the Company in 1993.

John H. Williford, 42, President and Chief Executive Officer of Menlo Logistics and Senior Vice President of the Company. Mr. Williford joined the Company in 1981 as an Economics/Senior Marketing Analyst. In 1984, he was named Director of Marketing for the Company's international operations and was later appointed Director of Marketing for the Company. Since its inception in 1990, Mr. Williford has been the principal executive in charge of Menlo Logistics, first as General Manager and then as President and Chief Executive Officer. In 1998, Mr. Williford was named Senior Vice President of the Company.

ITEM 11. EXECUTIVE COMPENSATION

The required information for Item 11 is presented on pages 13 through 17, inclusive, of the Company's Proxy Statement dated March 22, 1999, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The required information for Item 12 is included on pages 10, 11 and 25 of the Proxy Statement dated March 22, 1999 and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Exhibits Filed

    1. Financial Statements
         See Index to Financial Information.

    2. Financial Statement Schedules
         See Index to Financial Information.

    3. Exhibits
         See Index to Exhibits.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CNF TRANSPORTATION INC.
                                        (Registrant)


March 26, 1999                     /s/Gregory L. Quesnel
                                   Gregory L. Quesnel
                                   President and Chief Executive Officer



March 26, 1999                     /s/Chutta Ratnathicam
                                   Chutta Ratnathicam
                                   Senior Vice President and Chief
                                   Financial Officer



March 26, 1999                     /s/Gary D. Taliaferro
                                   Gary D. Taliaferro
                                   Corporate Controller

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



March 26, 1999                     /s/Donald E. Moffitt
                                   Donald E. Moffitt
                                   Chairman of the Board



March 26, 1999                     /s/Gregory L. Quesnel
                                   Gregory L. Quesnel
                                   President, Chief Executive Officer and
                                   Director



March 26, 1999                     /s/Robert Alpert
                                   Robert Alpert, Director



March 26, 1999                     /s/Earl F. Cheit
                                   Earl F. Cheit, Director



March 26, 1999                     ___________________________
                                   Richard A. Clarke, Director



March 26, 1999                     /s/Margaret G. Gill                 _
                                   Margaret G. Gill, Director



March 26, 1999                     /s/Robert Jaunich II
                                   Robert Jaunich II, Director



March 26, 1999                     _______________________________
                                   W. Keith Kennedy, Jr., Director

                                SIGNATURES




March 26, 1999                     /s/Richard B. Madden
                                   Richard B. Madden, Director



March 26, 1999                     /s/Michael J. Murray
                                   Michael J. Murray, Director



March 26, 1999                     /s/Robert D. Rogers_
                                   Robert D. Rogers, Director



March 26, 1999                     /s/William J. Schroeder
                                   William J. Schroeder, Director



March 26, 1999                     /s/Robert P. Wayman
                                   Robert P. Wayman, Director

                          CNF TRANSPORTATION INC.
                                 FORM 10-K
                       Year Ended December 31, 1998

___________________________________________________________________________



                      INDEX TO FINANCIAL INFORMATION

CNF Transportation Inc. and Subsidiaries

The following Consolidated Financial Statements of CNF Transportation Inc. and Subsidiaries appearing on pages 24 through 45, inclusive, of the Company's 1998 Annual Report to Shareholders are incorporated herein by reference:

     Report of Independent Public Accountants

     Consolidated Balance Sheets - December 31, 1998 and 1997

     Statements of Consolidated Income - Years Ended December 31, 1998, 1997 and 1996

     Statements of Consolidated Cash Flows - Years Ended December 31, 1998, 1997 and 1996

     Statements of Consolidated Shareholders' Equity - Years Ended December 31, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements

In addition to the above, the following consolidated financial information is filed as part of this Form 10-K:
                                                           Page

     Consent of Independent Public Accountants              24

     Report of Independent Public Accountants               24

     Schedule II - Valuation and Qualifying Accounts        25


The other schedules have been omitted because either (1) they are neither required nor applicable or (2) the required information has been included in the consolidated financial statements or notes thereto.

                                 SIGNATURE


                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports included and incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statement File Nos. 2-81030, 33-52599, 33-60619, 33-60625, 33-60629, 333-26595, 333-30327, 333-
48733 and 333-56667.


                                             /s/Arthur Andersen LLP
                                             ARTHUR ANDERSEN LLP


San Francisco, California
March 25, 1999


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of CNF Transportation Inc.:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in CNF Transportation Inc.'s 1998 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 22, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Schedule II--Valuation and Qualifying Accounts on page 25 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             /s/Arthur Andersen LLP
                                             ARTHUR ANDERSEN LLP

San Francisco, California
January 22, 1999

                                SCHEDULE II

                          CNF TRANSPORTATION INC.
                     VALUATION AND QUALIFYING ACCOUNTS
                    THREE YEARS ENDED DECEMBER 31, 1998
                               (In thousands)

DESCRIPTION

ALLOWANCE FOR DOUBTFUL ACCOUNTS


                              ADDITIONS
          BALANCE AT  CHARGED TO  CHARGED TO                 BALANCE AT
          BEGINNING   COSTS AND     OTHER                       END
          OF PERIOD    EXPENSES    ACCOUNTS   DEDUCTIONS      PERIOD

1998      $20,155     $11,050     $  -        $(10,107)(a)       $21,098


1997      $18,712     $12,528     $  -        $(11,085)(a)       $20,155


1996      $16,870     $16,729     $  -        $(14,887)(a)       $18,712







(a)  Accounts written off net of recoveries.

                             INDEX TO EXHIBITS
                               ITEM 14(a)(3)

Exhibit No.

(3)  Articles of incorporation and by-laws:

     3.1 CNF Transportation Inc. Certificate of Incorporation, as amended. (Exhibit 4(a) to the Company's registration statement on Form S-3 dated May 6, 1997.*)
           3.2 CNF Transportation Inc. By-laws, as amended September 28, 1998 (Exhibit 4(b) to the Company's registration statement on Form S-3 dated November 10, 1998.*).

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

Exhibit No.


     10.13 Trust Indenture, dated September 1, 1993 between the City of Dayton, Ohio and Banker's Trust Company as Trustee.
               (Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended September 30, 1993*).
     10.14     Supplemental Lease Agreement dated September 1, 1993 between the City of Dayton, Ohio, as Lessor, and Emery Air Freight Corporation, as Lessee. (Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended September 30, 1993*).
     10.15     Supplemental Retirement Plan dated January 1, 1990. (Exhibit
               10.31 to the Company's Form 10-K for the year ended December
               31, 1993*#)
     10.16 Directors' 24-Hour Accidental Death and Dismemberment Plan. (Exhibit 10.32 to the Company's Form 10-K for the year ended December 31, 1993*#)
     10.17 Executive Split-Dollar Life Insurance Plan dated January 1, 1994. (Exhibit 10.33 to the Company's Form 10-K for the year ended December 31, 1993*#)
     10.18 Board of Directors' Compensation Plan dated January 1, 1994. (Exhibit 10.34 to the Company's Form 10-K for the year ended December 31, 1993*#)
     10.19     Directors' Business Travel Insurance Plan. (Exhibit 10.36 to
               the Company's Form 10-K for the year ended December 31, 1993*#)
     10.20 Deferred Compensation Plan for Executives 1998 Restatement. (Exhibit 10.20 to the Company's Form 10-K for the year ended December 31, 1997. *#)
     10.21 Amended and Restated 1993 Nonqualified Employee Benefit Plans Trust Agreement dated January 1, 1995. (Exhibit 10.38 to the Company's Form 10-K for the year ended December 31, 1994.*#)
     10.22     CNF Transportation Inc., 1997 Equity and Incentive
               Plan for Non-     Employee Directors, as amended June 30, 1997.
               (Exhibit 10.33 to the Company's Form 10-K for the year ended December 31, 1997. *#)
     10.23 Amended and Restated Retirement Plan for Directors of Consolidated Freightways, Inc. dated January 1, 1994. (Exhibit
               10.40 to the Company's Form 10-K for the year ended
               December 31, 1994.*#)
     10.24 CNF Transportation Inc. Return on Equity Plan, as amended through Amendment No. 1 (Exhibit 10.24 to the Company's Form 10-K for the year ended December 31, 1997. *#)
     10.25 Employee Benefit Matters Agreement by and between Consolidated Freightways, Inc. and Consolidated Freightways Corporation dated December 2, 1996. (Exhibit 10.33 to the Company's form 10-K for the year ended December 31, 1996.*#)

     * Previously filed with the Securities and Exchange Commission and incorporated herein by reference.
    ** Incorporated by reference to indicated reports filed under the Securities Act of 1934, as amended, by Emery Air Freight Corporation File No. 1-3893.
     # Designates a contract or compensation plan for Management or Directors.

Exhibit No.


    10.26  Distribution Agreement between Consolidated
           Freightways, Inc., and Consolidated Freightways Corporation dated November 25, 1996. (Exhibit 10.34 to the Company's Form 10-K for the year ended December 31, 1996.*#)
    10.27  Transition Services Agreement between CNF Service
           Company, Inc. and Consolidated Freightways Corporation dated December 2, 1996. (Exhibit to the Company's Form 10-K for the year ended December 31, 1996.*#)
    10.28  Tax Sharing Agreement between Consolidated
           Freightways, Inc., and Consolidated Freightways Corporation dated December 2, 1996. (Exhibit to the Company's Form 10-K for the year ended December 31, 1996.*#)
    10.29 CNF Transportation Inc. 1997 Equity and Incentive Plan as amended June 30, 1997. (Exhibit 10.22 to the Company's Form 10-K for the year ended December 31, 1997. *#)
    10.30  CNF Transportation Inc. Deferred Compensation Plan for
           Directors 1998 Restatement. (Exhibit 10.34 to the Company's Form 10-K for the year ended December 31, 1997. *#)
    10.31 CNF Transportation Inc. Summary of Incentive Compensation plans for 1999. #
    10.32  CNF Transportation Inc. Executive Severance Plan. #


(12a)      Computation of ratios of earnings to fixed charges

(12b) Computation of ratios of earnings to combined fixed charges and preferred stock dividends.

(13)       Annual report to security holders:

           CNF Transportation Inc. 1998 Annual Report to Shareholders (Only those portions referenced herein are incorporated in this Form 10-K. Other portions such as "Letter to Shareholders" are not required and, therefore, are not "filed" as part of this Form 10-K.)

(21) Significant Subsidiaries of the Company.

(27) Financial Data Schedule



     * Previously filed with the Securities and Exchange Commission and incorporated herein by reference.
     # Designates a contract or compensation plan for Management or Directors.

Exhibit No.


 (99) Additional documents:

     99.1  CNF Transportation Inc. 1998 Notice of Annual Meeting and
           Proxy Statement dated March 22, 1999.  (Only those portions
           referenced herein are incorporated in this Form   10-K.  Other
           portions are not required and, therefore, are not "filed" as a part of this Form 10-K. *)
     99.2 Note Agreement dated as of July 17, 1989, between the ESOP, Consolidated Freightways, Inc. and the Note Purchasers named therein. (Exhibit 28.1 as filed on Form SE dated July 21, 1989*)
     99.3 Guarantee and Agreement dated as of July 17, 1989, delivered by Consolidated Freightways, Inc. (Exhibit 28.2 as filed on Form SE dated July 21, 1989*).
     99.4 Form of Restructured Note Agreement between Consolidated Freightways, Inc., Thrift and Stock Ownership Trust as Issuer and various financial institutions as Purchasers named therein, dated as of November 3, 1992. (Exhibit 28.4 to the Company's Form 10-K for the year ended December 31, 1992*).


The remaining exhibits have been omitted because either (1) they are neither required nor applicable or (2) the required information has been included in the consolidated financial statements or notes thereto.

     * Previously filed with the Securities and Exchange Commission and incorporated herein by reference.
     #   Designates a compensation plan for Management or Directors.