Form 10-Q
period 1999-03-31
CNF TRANSPORTATION INC
filed 1999-05-12
CIK 23675

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1999

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



            Number of shares of Common Stock, $.625 par value,
               outstanding as of April 30, 1999: 48,122,833



                          CNF TRANSPORTATION INC.
                                 FORM 10-Q
                        Quarter Ended March 31, 1999

____________________________________________________________________________
____________________________________________________________________________

                                   INDEX



PART I.  FINANCIAL INFORMATION                            Page

  Item 1.  Financial Statements

       Consolidated Balance Sheets -
         March 31, 1999 and December 31, 1998                3

       Statements of Consolidated Income -
         Three Months Ended March 31, 1999 and 1998          5

       Statements of Consolidated Cash Flows -
         Three Months Ended March 31, 1999 and 1998          6

       Notes to Consolidated Financial Statements            7

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations   12


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                 19

  Item 4. Submission of Matters to a Vote of
          Security Holders                                  19

  Item 6. Exhibits and Reports on Form 8-K                  19


  SIGNATURES                                                20

                       PART I. FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS

                          CNF TRANSPORTATION INC.
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                                   March 31,   December 31,
                                                     1999           1998
ASSETS

 CURRENT ASSETS
  Cash and cash equivalents                     $   79,531     $   73,897
  Trade accounts receivable, net of allowances     776,567        810,550
  Other accounts receivable                         29,099         51,865
  Operating supplies, at lower of average
   cost or market                                   41,215         41,764
  Prepaid expenses                                  54,648         32,741
  Deferred income taxes                             90,740         89,544
   Total Current Assets                          1,071,800      1,100,361

 PROPERTY, PLANT AND EQUIPMENT, NET
  Land                                             113,198        114,146
  Buildings and leasehold improvements             490,157        468,123
  Revenue equipment                                727,461        714,195
  Other equipment                                  434,828        425,476
                                                 1,765,644      1,721,940
  Accumulated depreciation and amortization       (766,719)      (737,464)
                                                   998,925        984,476

 OTHER ASSETS
  Deferred charges and other assets                120,773        128,627
  Capitalized software, net                         73,219         64,285
  Unamortized aircraft maintenance, net            156,156        143,349
  Goodwill, net                                    275,036        268,314
                                                   625,184        604,575

TOTAL ASSETS                                    $2,695,909     $2,689,412



     The accompanying notes are an integral part of these statements.

                          CNF TRANSPORTATION INC.
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                                   March 31,    December 31,
                                                     1999          1998
LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
  Accounts payable                              $  264,715     $  285,832
  Accrued liabilities                              421,116        446,171
  Accrued claims costs                             114,266        108,028
  Current maturities of long-term debt and
     capital leases                                  6,460          5,259
  Short-term borrowings                             29,000         43,000
  Federal and other income taxes                    35,182         12,340
     Total Current Liabilities                     870,739        900,630

 LONG-TERM LIABILITIES
  Long-term debt and guarantees (Note 2)           350,505        356,905
  Long-term obligations under capital leases       110,706        110,730
  Accrued claims costs                              58,238         58,388
  Employee benefits                                198,260        190,268
  Other liabilities and deferred credits            47,153         55,268
  Deferred income taxes                            117,454        115,868
     Total Liabilities                           1,753,055      1,788,057

 COMMITMENTS AND CONTINGENCIES (Note 7)

 COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
  SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY
  CONVERTIBLE DEBENTURES OF THE COMPANY (Note 6)   125,000        125,000

 SHAREHOLDERS' EQUITY
  Preferred stock, no par value; authorized
     5,000,000 shares:
     Series B, 8.5% cumulative, convertible,
       $.01 stated value; designated
       1,100,000 shares; issued 849,232 and
       854,191 shares, respectively                      8              9
  Additional paid-in capital, preferred stock      129,160        129,914
  Deferred compensation                            (93,027)       (94,836)
     Total Preferred Shareholders' Equity           36,141         35,087

  Common stock, $.625 par value; authorized
     100,000,000 shares; issued 55,014,444
     and 54,797,707 shares, respectively            34,384         34,249
  Additional paid-in capital, common stock         318,123        314,440
  Retained earnings                                620,453        584,991
  Deferred compensation, restricted stock           (3,850)        (4,599)
  Cost of repurchased common stock
     (6,898,938 and 6,922,285 shares,
      respectively)                               (170,102)      (170,678)
                                                   799,008        758,403
  Accumulated foreign currency
     translation adjustments                        (9,300)        (9,140)
  Minimum pension liability adjustment              (7,995)        (7,995)
     Accumulated Other Comprehensive Loss          (17,295)       (17,135)
     Total Common Shareholders' Equity             781,713        741,268
     Total Shareholders' Equity                    817,854        776,355

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $2,695,909     $2,689,412

     The accompanying notes are an integral part of these statements.

                           CNF TRANSPORTATION INC.
                    STATEMENTS OF CONSOLIDATED INCOME
               (Dollars in thousands except per share amounts)

                                                      Three Months Ended
                                                            March 31,
                                                      1999            1998

REVENUES                                           $1,255,323      $1,089,866

Costs and Expenses
  Operating expenses                                1,029,150         901,326
  General and administrative                          121,082         110,860
  Depreciation                                         38,962          32,875
  Net gain on legal settlement                        (16,466)              -
                                                    1,172,728       1,045,061

OPERATING INCOME                                       82,595          44,805

Other Income (Expense)
  Interest expense                                     (7,126)         (8,532)
  Dividend requirement on preferred securities         (1,563)         (1,563)
    of subsidiary trust (Note 6)
  Miscellaneous, net                                      955            (633)
                                                       (7,734)        (10,728)

Income before Income Taxes                             74,861          34,077

Income Taxes                                           32,565          15,164
Net Income                                             42,296          18,913

Preferred Stock Dividends                               2,027           2,007

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS        $   40,269      $   16,906

Weighted-Average Common
  Shares Outstanding (Note 5)
    Basic                                          47,925,476      47,509,416
    Diluted                                        55,814,095      55,476,583

Earnings per Common Share (Note 5)
    Basic                                          $     0.84      $     0.36
    Diluted                                        $     0.74      $     0.33


             The accompanying notes are an integral part of these statements.

                          CNF TRANSPORTATION INC.
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                          (Dollars in thousands)
                                                      Three Months Ended
                                                            March 31,
                                                       1999        1998

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR       $  73,897    $  97,617

OPERATING ACTIVITIES
  Net income                                          42,296       18,913
  Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation and amortization                  44,528       37,019
       Increase in deferred income taxes                 390          766
       Amortization of deferred compensation           2,707        1,885
       Provision for doubtful accounts                 2,711        2,703
       Gains from sales of property, net                (417)      (1,465)
     Changes in assets and liabilities:
       Receivables                                    54,038       11,256
       Prepaid expenses                              (21,907)     (24,443)
       Accounts payable                              (18,322)     (23,485)
       Accrued liabilities                            (7,498)      31,322
       Accrued incentive compensation                (17,557)     (26,989)
       Accrued claims costs                            6,088          403
       Income taxes                                   22,842       13,725
       Employee benefits                               7,992        7,550
       Deferred charges and credits                  (13,722)     (38,089)
       Other                                          (7,796)       4,292
     Net Cash Provided by Operating Activities        96,373       15,363

INVESTING ACTIVITIES
  Capital expenditures                               (55,799)     (69,663)
  Software expenditures                              (11,381)     (12,081)
  Proceeds from sales of property                      2,540        6,364
     Net Cash Used in Investing Activities           (64,640)     (75,380)

FINANCING ACTIVITIES
  Repayment of long-term debt and capital
     lease obligations                                (5,223)      (5,399)
  Proceeds from (repayment of) net
     short-term borrowings                           (14,000)      71,000
  Proceeds from exercise of stock options              3,488        2,473
  Payments of common dividends                        (4,808)      (4,757)
  Payments of preferred dividends                     (5,556)      (5,616)
     Net Cash Provided by (Used in) Financing
        Activities                                   (26,099)      57,701

     Increase (decrease) in Cash and
        Cash Equivalents                               5,634       (2,316)

CASH AND CASH EQUIVALENTS, END OF YEAR             $  79,531    $  95,301

      The accompanying notes are an integral part of these statements.

                          CNF TRANSPORTATION INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying consolidated financial statements of CNF Transportation Inc. and subsidiaries (the Company) have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements included in the Company's 1998 Annual Report to Shareholders.

     Certain amounts in prior year financial statements have been reclassified to conform to current year presentation.

2.   Long-term Debt and Guarantees

     The aggregate principal amount of the Company's unsecured 9 1/8% notes is repayable on August 15, 1999. The Company has the ability and intent to refinance the outstanding principal of $117.7 million on a long-term basis and the notes are therefore included in Long-term Debt and Guarantees in the Consolidated Balance Sheet as of March 31, 1999.

     The Company guarantees the restructured and non-restructured notes issued by the Company's Thrift and Stock Plan. Holders of the Series A restructured and non-restructured notes have the right to require the Company to purchase the notes, in whole or in part, on July 1, 1999. The Company has the ability and intent to refinance the outstanding principal of $72.4 million on a long-term basis and the notes are therefore included in Long-term Debt and Guarantees in the Consolidated Balance Sheet as of March 31, 1999.


3.   Comprehensive Income

     The Company's comprehensive income was $42.1 million and $18.2 million for the three-month periods ended March 31, 1999 and 1998, respectively. The only adjustment made to net income in the periods was for foreign currency translation losses of $0.2 million and $0.7 million for the three months ended March 31, 1999 and 1998, respectively.

4.   Business Segments

     SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" established standards for reporting information about operating segments in annual financial statements and requires selected information in interim financial statements. Selected financial information is reported below for the three-month periods ended March 31, 1999 and 1998:

(Thousands)      Con-Way      Emery       Menlo       Other       Total
               ----------  ----------  ----------  ----------  ----------
1999

 Revenues      $  438,511  $  532,827  $  162,987  $  144,128  $1,278,453
 Inter-company
   Eliminations    (5,132)     (3,406)     (2,428)    (12,164)    (23,130)
               ----------  ----------  ----------  ----------  ----------
  Net Revenues    433,379     529,421     160,559     131,964   1,255,323
               ----------  ----------  ----------  ----------  ----------

 Operating
   Income          53,947       3,551       4,556      20,541      82,595


1998

 Revenues         395,512     528,517     122,957      65,559   1,112,545
 Inter-company
   Eliminations    (1,907)     (6,884)     (2,882)    (11,006)    (22,679)
               ----------  ----------  ----------  ----------  ----------
  Net Revenues    393,605     521,633     120,075      54,553   1,089,866
               ----------  ----------  ----------  ----------  ----------


  Operating
   Income (Loss)   50,501       7,513       3,812     (17,021)     44,805

5.   Earnings Per Share

     Basic earnings per share was computed by dividing net income available to common shareholders by the weighted-average common shares outstanding. Diluted earnings per share was calculated as follows:

                                    Three Months Ended
(Dollars in thousands except            March 31,
 per share data)                     1999       1998
                                  ----------------------
Earnings:
  Net Income Available
     to Common Shareholders      $   40,269  $   16,906
  Add-backs:
     Dividends on Series B
       preferred stock, net
       of replacement funding           332         326
     Dividends on preferred
       securities of subsidiary
       trust, net of tax                954         954
                                 ----------  ----------
                                 $   41,555  $   18,186
                                 ----------  ----------
Shares:
  Basic shares (weighted-average
     common shares outstanding)  47,925,476  47,509,416
  Stock option and restricted
     stock dilution                 765,435     780,797
  Series B preferred stock        3,998,184   4,061,370
  Preferred securities of
     subsidiary trust             3,125,000   3,125,000
                                 ----------  ----------
                                 55,814,095  55,476,583
                                 ----------  ----------
     Diluted Earnings Per Share  $     0.74  $     0.33
                                 ==========  ==========


6.   Preferred Securities of Subsidiary Trust

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

7.   Contingencies

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

     The Company has entered into a Transition Services Agreement to provide CFC with certain information systems, data processing and other administrative services and administers CFC's retirement and benefits plans. The agreement has a three-year term, which expires on December 2, 1999, although CFC may terminate any or all services with six months notice. The Company may terminate all services other than the telecommunications and data processing services at any time with six months notice. Services performed by the Company under the agreement are paid by CFC on an arm's-length negotiated basis.

     The Company is currently under examination by the Internal Revenue Service (IRS) for tax years 1987 through 1996 on various issues. In connection with those examinations, the IRS is seeking additional taxes, plus interest, for certain matters relating to CFC for periods prior to its spin-off from the Company in 1996. Although the Company is currently contesting these additional taxes proposed by the IRS, the Company may elect to pay a substantial portion of these taxes in 1999.

     As the former parent of CFC, the Company is liable to the IRS for CFC's tax liability relating to such periods. However, as part of the spin-off, the Company and CFC entered into a tax sharing agreement that provides a mechanism for the allocation of any additional tax liability and related interest that arise due to adjustments by the IRS for years prior to the spin-off. The Company believes it is entitled to and will pursue reimbursement from CFC under the tax sharing agreement for any payments that the Company makes to the IRS with respect to these additional taxes.

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

     The Company has filed a protest concerning the proposed adjustment for tax years 1987 through 1990 and is engaged in discussions with the Appeals Office of the IRS. The Company is unable to predict whether or not it will be able to resolve this issue with the Appeals Office. The Company expects that, if it is unable to resolve this issue with the Appeals Office, it will receive a statutory notice of assessment from the IRS before the end of 1999. If this occurs, the Company intends to contest the assessment by appropriate legal proceedings.

     The Company believes that its practice of expensing these types of aircraft maintenance costs is consistent with industry practice and intends to continue to vigorously contest the proposed adjustment. However, if this matter is determined adversely to the Company, there can be no assurance that the Company will not be liable for substantial additional taxes, plus accrued interest. As a result, the Company is unable to predict the ultimate outcome of this matter and there can be no assurance that this matter will not have a material adverse effect on the Company.

     The IRS has proposed adjustments that would require Emery Worldwide to pay substantial additional aviation excise taxes for the period from January 1, 1990 through September 30, 1995. The Company has filed protests contesting these proposed adjustments and is engaged in discussions with the Appeals Office of the IRS. However, the Company believes it is unlikely that the issue will be resolved with the Appeals Office and expects to receive a statutory notice of assessment from the IRS before the end of 2000. Upon receipt of the notice, the Company will be required to pay all or a portion of the adjustment with accrued interest before seeking a refund of that payment through appropriate legal proceedings.

     The Company believes that there is legal authority to support the manner in which it has calculated and paid the aviation excise taxes and, accordingly, the Company intends to continue to vigorously challenge the proposed adjustments. Nevertheless, the Company is unable to predict the ultimate outcome of this matter. As a result, there can be no assurance that the Company will not be liable for a substantial amount of additional aviation excise taxes for the 1990 through 1995 tax period, plus interest. In addition, it is possible that the IRS may seek to increase the amount of the aviation excise tax payable by Emery Worldwide for periods subsequent to September 30, 1995. As a result, there can be no assurance that this matter will not have a material adverse effect on the Company.

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

                       PART I. FINANCIAL INFORMATION
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Total Company net income available to common shareholders for the first quarter of 1999 increased 138.2% to $40.3 million from $16.9 million in the first quarter of 1998. Earnings per share for the first quarter of 1999 were $0.84 basic and $0.74 diluted compared to $0.36 basic and $0.33 diluted for the same period in 1998. Net income in the first quarter of 1999 included a net gain from the settlement of a lawsuit of $0.19 per basic share and $0.16 per diluted share. Excluding the non-recurring net gain, net income available to common shareholders would have increased 83.2% over the prior year quarter with diluted earnings per share of $0.58.

     Revenues for the first quarter of 1999 increased at all four of the Company's operating segments with the largest increase coming from the Priority Mail operations, which was in the start-up phase during the first quarter of last year and is included in the operating results of the Other segment. Emery's revenue increased in the 1999 first quarter compared to the same quarter last year following two quarters of year-over-year revenue declines.

     First quarter operating income in 1999 increased over the prior-year first quarter at three of the four operating segments. The Other segment consists primarily of the Priority Mail operations, but in the 1999 first quarter also included a $16.5 million non-recurring net gain from the settlement of a lawsuit. In addition, the Priority Mail operations reported operating income in the first quarter of 1999 in contrast to start-up losses in the first quarter of last year. Higher operating income at Con-Way and Menlo was partially offset by lower operating income at Emery.

     Other net expense for the first quarter was down 27.9% due primarily to lower interest expense and gains on the sale of properties. Lower interest expense was primarily the result of lower average short-term borrowings and the refinancing of a capital lease obligation at a lower interest rate in October 1998. The first quarter of the prior year also included a loss on the sale of property.

     The effective tax rate for the first quarter of 1999 was 43.5% compared to 44.5% in 1998. The reduction was primarily the result of higher income in the 1999 first quarter.

Con-Way Transportation Services

     Con-Way's revenue in the first quarter of 1999 increased 10.1% over the prior year first quarter primarily as a result of increased freight volume and revenue per hundredweight.

     In the first quarter of 1999, total and less-than-truckload (LTL) weight increased 3.5% and 4.2%, respectively, over the same quarter of last year. Total and LTL shipments increased 5.2% and 5.3%, respectively. The higher weight and shipment volumes reflect growth in core regional service and interregional joint services. Net revenue per hundredweight in the first quarter of 1999 increased 7.5% over the first quarter of last year due primarily to higher rates obtained for Con-Way's core premium service and a larger percentage of interregional joint services, which yield higher rates on longer lengths of haul. The prior year first quarter included benefits received from freight diverted by shippers concerned about a possible strike at unionized national carriers.

     Con-Way's first quarter operating income in 1999 was 6.8% above operating income in the first quarter of 1998 primarily as a result of higher revenue, which was partially offset by higher costs associated with severe winter storms. Other factors contributing to improved operating income in the first quarter of 1999 were increased emphasis on operating efficiencies, better cost control, and lower fuel costs, which were partially offset by start-up costs associated with Con-Way's new multi-client warehousing and logistics business. The first quarter of last year experienced lower weather related costs due to an unusually mild winter and benefited from the strike concerns of shippers mentioned above.

Emery Worldwide

     Emery's 1999 first-quarter revenue increased 1.5% from the 1998 first quarter. Higher revenue from the Express Mail contract with the U.S. Postal Service and Emery Global Logistics was partially offset by lower airfreight revenue.

     North American airfreight revenue in the 1999 first quarter decreased 6.6% from the same quarter of last year due primarily to a 10.0% decline in freight volume partially offset by a yield increase of 4.2%. Lower freight volume was partially attributable to decreased demand from certain industries serviced by Emery and an increase in competitive ground-based transportation. Emery's yield management program, which was designed to reprice or eliminate certain low margin business, also contributed to lower volume but was also a factor in achieving higher revenue per pound. Improved revenue per pound in the first quarter of 1999 was also partially due to a new higher yielding guaranteed service introduced in January 1999.

     International airfreight revenue in the 1999 first quarter decreased 3.3% due primarily to a 4.4% decline in freight volume partially offset by a 1.1% increase in yield. International freight volume in the 1999 first quarter was lower than the same quarter last year due primarily to continued adverse economic conditions in the international markets served by Emery.

     Emery's 1999 first quarter operating income decline of 52.7% from the same quarter last year was primarily the result of lower airfreight revenue and higher airfreight costs in part related to the repositioning of Emery as a premium service carrier. Better service in the 1999 first quarter was attained in part by maintaining its infrastructure and incurring quality-related costs of improving aircraft dependability and modifying freight handling processes. Lower fuel costs in the 1999 first quarter partially offset the higher costs of the service initiatives.

     Management will continue to focus on positioning Emery as a premium service provider. In North America, management intends to maintain an infrastructure capable of servicing a higher volume of premium and guaranteed services and to reduce the costs associated with its infrastructure by replacing older and less reliable aircraft with newer aircraft having lower maintenance costs and greater freight capacity, including wide-body aircraft. Internationally, Emery's management will focus on expanding its variable-cost-based operations. In an effort to increase the international revenue as a percentage of total revenue, management will continue its marketing efforts and convert more agent locations to owned locations.

Menlo Logistics

     Menlo's revenue in the first quarter of 1999 was 33.7% above the same quarter of 1998. The 1999 first quarter results included revenue generated from logistics contracts secured after the first quarter of 1998 and higher revenue from existing contracts.

     Operating income for Menlo in the 1999 first quarter was up 19.5% over the first quarter of 1998. Higher operating income was primarily attributable to increased revenue, the addition of higher-margin contracts and moderation of operating costs. However, higher business development and information system costs in the 1999 first quarter contributed to lower operating income as a percentage of revenue than in the 1998 first quarter.

Other Segment

     First quarter revenues for the Other segment increased 141.9% over the same quarter last year. The Other segment consists primarily of the operations under a Priority Mail contract with the U.S. Postal Service, and includes Road Systems and VantageParts. Priority Mail revenue of $118.2 million increased 175.4% over the first quarter of last year due primarily to the contract still being in the start-up phase in the first quarter of 1998.

     Operating income for the Other segment increased by $37.6 million in the first quarter of 1999 from a $17.0 million operating loss in the first quarter of 1998. The increase was primarily the result of a $16.5 million net gain from the settlement of a lawsuit in the first quarter of 1999 and improved operating results from the Priority Mail operations. Priority Mail operating income was $3.5 million in the first quarter of 1999 compared to a $17.6 million operating loss in the same quarter of last year. First quarter results for the Priority Mail operations reflect pricing that may be subject to retroactive adjustment at a later date. The Company has proposed to the Postal Service increased pricing that the Company feels is well founded and justifiable based upon its experience of operating the Priority Mail contract in 1998. The Postal Service is reviewing the Company's proposal. Consequently, the Company has recognized contract revenues in the 1999 first quarter based upon the pricing actually paid by the Postal Service. Any adjustments to contract revenue for prior periods affected by the conclusion of the price re-determination will be recognized in the then current fiscal quarter.


LIQUIDITY AND CAPITAL RESOURCES

     In the first quarter of 1999, the Company's cash and cash equivalents increased by $5.6 million to $79.5 million. Cash from operations of $96.4 million provided substantially all of the funding for $67.2 million of capital and software expenditures, $19.2 million of debt reduction and $10.4 million of dividend payments.

     Cash flow from operations in the first quarter of 1999 increased $81.0 million over the same quarter last year primarily due to higher net income, depreciation and amortization, and changes in receivables, accrued liabilities and deferred charges.

     Capital expenditures of $55.8 million in the first quarter of 1999 decreased $13.9 million from the same quarter last year due primarily to the inclusion in the 1998 first quarter of capital expenditures related to the start-up phase of the Priority Mail contract. Proceeds from sales of property were $3.8 million lower in the 1999 first quarter compared to the same quarter of last year.

     During the first quarter of 1999, the Company repaid $14.0 million of net short-term debt compared to the borrowing of $71.0 million of net short-term debt during the first quarter of 1998. At March 31, 1999, the Company had no borrowings under its $350 million unsecured credit facility and $29.0 million outstanding under $95.0 million of uncommitted lines of credit.

     The $350 million facility is also available for issuance of letters of credit. Under that facility, outstanding letters of credit totaled $69.1 million at March 31, 1999, which left available capacity of $280.9 million. In addition, the Company had available capacity of $66.0 million under other uncommitted lines of credit. Under several other unsecured facilities, $51.5 million of letters of credit were outstanding at March 31, 1999.

     The aggregate principal amount of the Company's unsecured 9 1/8% Notes is repayable on August 15, 1999. In addition, holders of the Series A restructured and non-structured Thrift and Stock Plan (TASP) notes have the right to require the Company to repurchase the notes, in whole or in part, on July 1, 1999. The Company has the ability and intent to refinance the outstanding principal on both the 9 1/8% Notes and the TASP notes on a long-term basis. Refer to Note 2 of the Notes to Consolidated Financial Statements.

     The Company filed a shelf registration statement with the Securities and Exchange Commission in June 1998 that covers $250 million of debt and equity securities for future issuance with terms to be decided when and if issued.

     The Company's ratio of total debt to capital decreased to 34.5% at March 31, 1999, from 36.4% at December 31, 1998, primarily due to lower short-term borrowings and higher shareholders' equity from net income.

Market Risk

     There have been no material changes in the Company's market risk sensitive instruments and positions since its disclosure in its Annual Report on Form 10-K for the year ended December 31, 1998.

Cyclicality and Seasonality

     The Company operates in industries that are affected directly by general economic conditions and seasonal fluctuations, both of which affect demand for transportation services. In the trucking and airfreight industries, the months of September and October of each year usually have the highest business levels while the months of January and February of each year usually have the lowest business levels. Operations under the Priority Mail contract peak in December due primarily to higher shipping demand related to the holiday season.

Year 2000

     Renovation of all business-critical Information Technology (IT) Systems is scheduled to be substantially complete by the end of the second quarter of 1999. Validation, which is currently in process for the Company's systems and software applications, is scheduled for completion by the end of the third quarter of 1999.

     Like many other companies, an issue affecting the Company is the ability of its computer systems and software to process the year 2000 (Y2K or Year 2000). To ensure that the Company's systems are Year 2000 compliant, a team of IT professionals began preparing for the Y2K issue in 1996. In 1997, the Company formed a Steering Committee composed of senior executives to address compliance issues. The Y2K team developed, and the Steering Committee approved, a Company-wide initiative to address issues associated with the year 2000. Company management has designated the Y2K project as the highest priority of the Company's Information Technology Department.

     The Company's Y2K compliance efforts are focused on business-critical items. Systems and software are considered "business-critical" if a failure would either have a material adverse impact on the Company's business, financial condition or results of operations or involve a safety exposure to employees or customers.

State of Readiness

     The Company has identified distinct categories for its Y2K compliance efforts: (1) IT Systems, (2) Non-IT Systems, and (3) third parties with which the Company has major relationships. The Company intends to fix or replace non-compliant software and systems through a process that involves taking inventory of its systems, assessing risks and impact, correcting non-compliant systems through renovation or replacement, and validating compliance through testing. The Company intends to commit the resources necessary to bring the project to scheduled completion.

     IT Systems - IT Systems include mainframes, mid-range computers and servers, networks and workstations, related operating systems and application software. The Company has inventoried and assessed all business-critical IT Systems. Renovation efforts are in progress or are substantially complete, depending on the system or software. The following percentages of system and software renovations were achieved as of March
31, 1999. Mainframe hardware has been fully renovated. Certain peripheral mainframe hardware is approximately 95% renovated. Mainframe operating systems and mainframe applications software are approximately 90% and 70% renovated, respectively. Mid-range computers and servers are estimated to be 55% renovated while approximately 50% of related operating systems and application software programs have been renovated. Network hardware (excluding servers) and computer workstations are approximately 95% renovated and an estimated 20% of the related operating systems and application software programs have been renovated.

     Non-IT Systems - Non-IT Systems include operating equipment, security systems, and other equipment that may contain microcontrollers with embedded technology. Certain IT Systems may also include embedded technology. The Company has contacted all business-critical operating and support facilities to identify the extent of its embedded technology and has received responses from essentially all of those surveyed locations. The Company is assessing these results and, when embedded technology is determined to exist, the Company is surveying the vendor or manufacturer of the embedded technology or the affected equipment or system to identify risks related to the Year 2000. Approximately 60% of the embedded technology the Company is aware of has been confirmed as Y2K compliant. The Company's remaining systems are being assessed and, if necessary, will be replaced if determined to be non-compliant. These systems are expected to be Y2K compliant by the end of the second quarter of 1999 and to be validated by the end of the third quarter of 1999.

     Third Party Systems - In addition to its own IT and Non-IT Systems, the Company is also reliant upon system capabilities of third parties (including, among others, customers, vendors, domestic and international government agencies, and U.S. and international airports). The Company believes these third party risks are inherent in the industry and not specific to the Company.

     The Company has communicated with third parties with which the Company has material business relationships to determine the extent to which the Company's systems are vulnerable to those third parties' failure to make necessary changes related to Y2K issues.

     Essentially all of the Company's critical vendors have been contacted and approximately 95% have responded to the surveys. If a vendor is determined to be non-compliant, the Company is working to identify a Y2K-compliant vendor as a replacement. In an effort to mitigate risks related to the system capabilities of certain customers, the Company developed Y2K-compliant software upgrades to its tracking and tracing software and other proprietary software utilized by its customers.

     The International Air Transport Association and the Air Transport Association of America are involved in global and industry-wide studies aimed at assessing the Y2K compliance status of airports and other U.S. and international government agencies. As a member of these associations, Emery Worldwide is analyzing the results of these studies as they become available.

Costs to Address Y2K Compliance

     Since 1996, the Company has expensed approximately $29 million on Y2K compliance and expects that approximately $11 million of additional Y2K compliance costs will be expensed through December 31, 1999. All Y2K costs have been and are expected to be funded from operations. In the first quarter of 1999, the Company capitalized $1.8 million of purchased software costs and $9.6 million of internally developed software costs. A portion of the capitalized software costs was for new financial and administrative systems that are Y2K compliant. These systems have replaced or are expected to replace certain non-compliant systems.

Risks

     While the Company believes its efforts to address the Year 2000 issue will be successful in avoiding any material adverse effect on the Company's operations or financial condition, it recognizes that failing to resolve Year 2000 issues on a timely basis would, in a most reasonably likely worst case scenario, significantly limit its ability to provide its services for a period of time, especially if such failure is coupled with a third-party failure. As a result, there can be no assurance that this matter will not have a material adverse effect on the Company.

Contingency Plans

     The Company is establishing a Y2K contingency plan to evaluate business disruption scenarios, coordinate the establishment of Y2K contingency plans, and identify and implement preemptive strategies. Detailed contingency plans for critical business processes are scheduled to be formulated by the end of the second quarter of 1999 and, if necessary, would undergo modification should there be any changes in the status of the Company's Y2K renovation efforts. At March 31, 1999, draft contingency plans have been completed by most of the Company's operating and support facilities.

Forward-Looking Statements

     Certain statements included herein constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties. Any such forward-looking statements contained herein should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. In that regard, the following factors, among others and in addition to the matters discussed below and elsewhere in this document, could cause actual results and other matters to differ materially from those in such forward-looking statements: changes in general business and economic conditions; increasing domestic and international competition and pricing pressure; changes in fuel prices; uncertainty regarding the Company's Priority Mail contract with the United States Postal Service; labor matters, including changes in labor costs, renegotiations of labor contracts and the risk of work stoppages or strikes; changes in governmental regulation; environmental and tax matters, including the aviation excise tax and aircraft maintenance tax matters discussed herein; and matters relating to the spin-off of CFC. In that regard, the Company is or may be subject to substantial liabilities with respect to certain matters relating to CFC's business and operations, including, without limitation, guarantees of certain indebtedness of CFC and liabilities for employment-related, tax and environmental matters, including the tax matters described herein. Although CFC is, in general, either the primary or secondary obligor or jointly and severally liable with the Company with respect to these matters, a failure to pay or other default by CFC with respect to the obligations as to which the Company is or may be, or may be perceived to be, liable, whether because of CFC's bankruptcy or insolvency or otherwise, could lead to substantial claims against the Company. As a result of the foregoing, no assurance can be given as to future results of operations or financial condition.

                        PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

     As previously reported, the Company has been designated a potentially responsible party (PRP) by the EPA with respect to the disposal of hazardous substances at various sites. The Company expects its share of the clean-up costs will not have a material adverse effect on the Company's financial position or results of operations. The Company expects the costs of complying with existing and future federal, state and local environmental regulations to continue to increase. On the other hand, it does not anticipate that such cost increases will have a material adverse effect on the Company. Certain legal matters are discussed in Note 7 in the Notes to Consolidated Financial Statements in Part I of this form.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     At the Annual Shareholders Meeting held May 3, 1999, the following proposals were presented with the indicated voting results:

     For the purpose of electing members of the Board of Directors, the votes representing shares of Common and Preferred stock were cast as follows:

          Nominee                   For     Against
          Donald E. Moffitt     47,092,789   468,496
          Michael J. Murray     47,122,179   439,106
          Robert D. Rogers      47,120,248   441,037
          William J. Schroeder  47,122,021   439,264

     The following directors did not stand for election and continued in office as directors after the Annual Shareholders Meeting: Robert Alpert, Richard A. Clarke, Margaret G. Gill, Robert Jaunich II, W. Keith Kennedy, Jr., Richard B. Madden, Gregory L. Quesnel, and Robert P. Wayman.

     Earl Cheit, a member of the Board of Directors since 1976, retired from office as director effective May 3, 1999.

     The appointment of Arthur Andersen LLP as independent public accountants for the year 1999 was approved by the following vote: For 47,069,178; Against 285,279; Abstain 206,828.

ITEM 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             27       Financial Data Schedule

             99(a)    Computation of Ratios of Earnings to Fixed
                      Charges -- the ratios of earnings to fixed charges were 3.9x and 2.4x for the three months ended March 31, 1999 and 1998, respectively.

               (b) Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends -- the ratios of earnings to combined fixed charges and preferred stock dividends were 3.8x and 2.3x for the three months ended March 31, 1999 and 1998, respectively.

        (b)  Reports on Form 8-K

                     No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company (Registrant) has duly caused this Form 10-Q Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CNF Transportation Inc.
                                (Registrant)


May 12, 1999                    /s/Chutta Ratnathicam
                                Chutta Ratnathicam
                                Senior Vice President and
                                  Chief Financial Officer