Form 10-Q
period 1999-06-30
CNF TRANSPORTATION INC
filed 1999-08-11
CIK 23675

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1999

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



            Number of shares of Common Stock, $.625 par value,
                outstanding as of July 31, 1999: 48,343,312

                          CNF TRANSPORTATION INC.
                                 FORM 10-Q
                        Quarter Ended June 30, 1999

____________________________________________________________________________
____________________________________________________________________________





                                   INDEX



PART I.  FINANCIAL INFORMATION                                     Page

  Item 1.  Financial Statements

       Consolidated Balance Sheets -
         June 30, 1999 and December 31, 1998                        3

       Statements of Consolidated Income -
         Three and Six and Months Ended June 30, 1999 and 1998      5

       Statements of Consolidated Cash Flows -
         Six Months Ended June 30, 1999 and 1998                    6

       Notes to Consolidated Financial Statements                   7

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations          12


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                        19

  Item 6. Exhibits and Reports on Form 8-K                         19


  SIGNATURES                                                       20

                       PART I. FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS

                          CNF TRANSPORTATION INC.
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                                    June 30,   December 31,
                                                     1999           1998
ASSETS

 CURRENT ASSETS
  Cash and cash equivalents                    $   108,471     $   73,897
  Trade accounts receivable, net of allowances     795,588        810,550
  Other accounts receivable                         45,154         51,865
  Operating supplies, at lower of average
   cost or market                                   40,168         41,764
  Prepaid expenses                                  48,535         32,741
  Deferred income taxes                             91,029         89,544
   Total Current Assets                          1,128,945      1,100,361

 PROPERTY, PLANT AND EQUIPMENT, NET
  Land                                             112,272        114,146
  Buildings and leasehold improvements             518,019        468,123
  Revenue equipment                                766,915        714,195
  Other equipment                                  449,042        425,476
                                                 1,846,248      1,721,940
  Accumulated depreciation and amortization       (803,495)      (737,464)
                                                 1,042,753        984,476

 OTHER ASSETS
  Deferred charges and other assets                136,000        128,627
  Capitalized software, net                         80,711         64,285
  Unamortized aircraft maintenance, net            151,067        143,349
  Goodwill, net                                    271,468        268,314
                                                   639,246        604,575

TOTAL ASSETS                                    $2,810,944     $2,689,412



     The accompanying notes are an integral part of these statements.

                          CNF TRANSPORTATION INC.
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                                    June 30,    December 31,
                                                     1999          1998
LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
  Accounts payable                              $  273,433     $  285,832
  Accrued liabilities                              461,176        446,171
  Accrued claims costs                             116,402        108,028
  Current maturities of long-term debt and
     capital leases                                  6,460          5,259
  Short-term borrowings                              6,000         43,000
  Accrued income taxes                              39,224         12,340
     Total Current Liabilities                     902,695        900,630

 LONG-TERM LIABILITIES
  Long-term debt and guarantees (Note 2)           350,505        356,905
  Long-term obligations under capital leases       110,682        110,730
  Accrued claims costs                              69,135         58,388
  Employee benefits                                206,147        190,268
  Other liabilities and deferred credits            48,072         55,268
  Deferred income taxes                            131,257        115,868
     Total Liabilities                           1,818,493      1,788,057

 COMMITMENTS AND CONTINGENCIES (Note 7)

 COMPANY-OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES OF SUBSIDIARY TRUST
  HOLDING SOLELY CONVERTIBLE DEBENTURES OF
  THE COMPANY (Note 6)                             125,000        125,000

 SHAREHOLDERS' EQUITY
  Preferred stock, no par value; authorized
     5,000,000 shares:
     Series B, 8.5% cumulative, convertible,
       $.01 stated value; designated 1,100,000
       shares; issued 846,035 and 854,191
       shares, respectively                              8              9
  Additional paid-in capital, preferred stock      128,673        129,914
  Deferred compensation                            (91,218)       (94,836)
     Total Preferred Shareholders' Equity           37,463         35,087

  Common stock, $.625 par value; authorized
     100,000,000 shares; issued 55,211,611
     and 54,797,707 shares, respectively            34,507         34,249
  Additional paid-in capital, common stock         321,735        314,440
  Retained earnings                                662,346        584,991
  Deferred compensation, restricted stock           (2,442)        (4,599)
  Cost of repurchased common stock
     (6,883,335 and 6,922,285 shares,
      respectively)                               (169,717)      (170,678)
                                                   846,429        758,403
  Accumulated foreign currency translation
     adjustments                                    (8,446)        (9,140)
  Minimum pension liability adjustment              (7,995)        (7,995)
     Accumulated Other Comprehensive Loss          (16,441)       (17,135)
     Total Common Shareholders' Equity             829,988        741,268
     Total Shareholders' Equity                    867,451        776,355

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $2,810,944     $2,689,412

     The accompanying notes are an integral part of these statements.



                                  PAGE 5


                         CNF TRANSPORTATION INC.
                   STATEMENTS OF CONSOLIDATED INCOME
             (Dollars in thousands except per share amounts)

                                         Three Months Ended              Six Months Ended
                                              June 30,                        June 30,
                                          1999            1998            1999            1998
REVENUES                           $  1,361,637    $  1,199,654    $  2,616,960    $  2,289,520

Costs and Expenses
  Operating expenses                  1,105,296         966,461       2,134,446       1,867,787
  General and administrative            129,718         113,317         250,800         224,177
  Depreciation                           41,401          35,873          80,363          68,748
  Net gain on sale of assets of
    parts distribution operation        (10,112)             -          (10,112)             -
  Net gain on legal settlement               -               -          (16,466)             -
                                      1,266,303       1,115,651       2,439,031       2,160,712

OPERATING INCOME                         95,334          84,003         177,929         128,808

Other Income (Expense)
  Interest expense                       (7,352)         (8,449)        (14,478)        (16,981)
  Dividend requirement on
    preferred securities of
    subsidiary trust (Note 6)            (1,563)         (1,563)         (3,126)         (3,126)
  Miscellaneous, net                        (76)            542             879             (91)
                                         (8,991)         (9,470)        (16,725)        (20,198)

Income before Income Taxes               86,343          74,533         161,204         108,610

Income Taxes                             37,559          33,167          70,124          48,331
Net Income                               48,784          41,366          91,080          60,279

Preferred Stock Dividends                 2,061           2,040           4,088           4,047

NET INCOME AVAILABLE TO
  COMMON SHAREHOLDERS              $     46,723    $     39,326    $     86,992    $     56,232

Weighted-Average Common Shares
  Outstanding (Note 5)
    Basic                            48,158,898      47,612,373      48,042,740      47,561,179
    Diluted                          55,951,658      55,506,056      55,897,549      55,536,847

Earnings per Common Share (Note 5)
    Basic                          $       0.97    $       0.83    $       1.81    $       1.18
    Diluted                        $       0.86    $       0.73    $       1.60    $       1.06


          The accompanying notes are an integral part of these statements.


                          CNF TRANSPORTATION INC.
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                          (Dollars in thousands)
                                                       Six Months Ended
                                                            June 30,
                                                       1999        1998

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     $  73,897    $  97,617

OPERATING ACTIVITIES
  Net income                                          91,080       60,279
  Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation and amortization                  91,832       77,901
       Increase in deferred income taxes              13,904        1,243
       Amortization of deferred compensation           5,923        3,822
       Provision for doubtful accounts                 5,665        5,248
       Gains on sales of property, net                  (317)      (1,876)
       Net gain on sale of assets of parts
          distribution operation                     (10,112)          -
     Changes in assets and liabilities:
       Receivables                                    11,995      (33,964)
       Prepaid expenses                              (15,851)      (9,069)
       Accounts payable                              (11,674)     (16,592)
       Accrued liabilities                            14,226       33,172
       Accrued claims costs                           17,701        3,834
       Income taxes                                   26,884       27,766
       Employee benefits                              15,879       15,551
       Deferred charges and credits                  (23,706)     (23,676)
       Other                                         (15,098)     (11,470)
     Net Cash Provided by Operating Activities       218,331      132,169

INVESTING ACTIVITIES
  Capital expenditures                              (143,274)    (125,345)
  Software expenditures                              (21,633)     (24,304)
  Proceeds from sales of property                      3,922        9,181
  Proceeds from sale of assets of parts
     distribution operation                           27,961           -
     Net Cash Used in Investing Activities          (133,024)    (140,468)

FINANCING ACTIVITIES
  Repayment of long-term debt and capital
     lease obligations                                (5,247)      (5,421)
  Proceeds from (repayment of) short-term
     borrowings, net                                 (37,000)       7,000
  Proceeds from exercise of stock options              6,707        3,136
  Payments of common dividends                        (9,637)      (9,518)
  Payments of preferred dividends                     (5,556)      (5,616)
     Net Cash Used in Financing Activities           (50,733)     (10,419)

     Increase (decrease) in Cash and
       Cash Equivalents                               34,574      (18,718)

CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 108,471    $  78,899

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

2.   Long-term Debt and Guarantees

     The aggregate principal amount of the Company's unsecured 9 1/8% notes is repayable on August 15, 1999. The Company has the ability and intent to refinance the outstanding principal of $117.7 million on a long-term basis and the notes are therefore included in Long-term Debt and Guarantees in the Consolidated Balance Sheet as of June 30, 1999.

     The Company guarantees the restructured and non-restructured notes issued by the Company's Thrift and Stock Plan (TASP). On July 1, 1999, the Company refinanced $45.25 million of Series "A" and $27.15 million of Series "A restructured" TASP notes. These notes, with respective interest rates of 8.42% and 9.04%, were replaced with $72.4 million of new TASP notes with a rate of 6.0% and a maturity date of January 1, 2006.

3.   Comprehensive Income

     SFAS 130, "Reporting Comprehensive Income", requires companies to report a measure of all changes in equity except those resulting from investments by owners and distributions to owners. Comprehensive income was as follows:

                               Three Months Ended      Six Months Ended
   (Dollars in thousands)            June 30,               June 30,
                                 1999        1998        1999        1998
                            ----------  ----------  ----------  ----------
   Net Income               $   48,784  $   41,366  $   91,080  $   60,279
   Foreign currency
     translation adjustment        854        (651)        694      (1,343)
                            ----------  ----------  ----------  ----------
                            $   49,638  $   40,715  $   91,774  $   58,936
                            ==========  ==========  ==========  ==========

4.   Business Segments

     SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", established standards for reporting information about operating segments in annual financial statements and requires selected information in interim financial statements. Selected financial information is reported below:

                                Three Months Ended   Six Months Ended
   (Dollars in thousands)             June 30,            June 30,
                                  1999        1998        1999        1998
                             ----------  ----------  ----------  ----------
   Revenues
      Con-Way Transportation $  469,100  $  429,263  $  907,611  $  824,775
      Emery Worldwide           588,808     532,475   1,121,635   1,060,992
      Menlo Logistics           184,850     151,145     347,837     274,102
      Other                     139,463     111,081     283,591     176,640
                             ----------  ----------  ----------  ----------
                              1,382,221   1,223,964   2,660,674   2,336,509
   Intercompany Eliminations
      Con-Way Transportation     (5,553)     (4,645)    (10,685)     (6,552)
      Emery Worldwide            (2,954)     (5,749)     (6,360)    (12,633)
      Menlo Logistics            (3,247)     (2,577)     (5,675)     (5,459)
      Other                      (8,830)    (11,339)    (20,994)    (22,345)
                             ----------  ----------  ----------  ----------
                                (20,584)    (24,310)    (43,714)    (46,989)
   External Revenues
      Con-Way Transportation    463,547     424,618     896,926     818,223
      Emery Worldwide           585,854     526,726   1,115,275   1,048,359
      Menlo Logistics           181,603     148,568     342,162     268,643
      Other                     130,633      99,742     262,597     154,295
                             ----------  ----------  ----------  ----------
                             $1,361,637  $1,199,654  $2,616,960  $2,289,520
                             ==========  ==========  ==========  ==========
   Operating Income (Loss)
      Con-Way Transportation $   60,830  $   53,990  $  114,777  $  104,491
      Emery Worldwide            17,425      22,213      20,976      29,726
      Menlo Logistics             5,273       4,986       9,829       8,798
      Other (1)                  11,806       2,814      32,347     (14,207)
                             ----------  ----------  ----------  ----------
                             $   95,334  $   84,003  $  177,929  $  128,808
                             ==========  ==========  ==========  ==========

(1)For the three months ended June 30, 1999, the Other segment included a $10.1 million net gain recognized in June 1999 from the sale of the assets of VantageParts, the Company's wholesale parts distribution operation. For the six months ended June 30, 1999, the Other segment included the net gain on the VantageParts asset sale and a $16.5 million net gain on a lawsuit settled in January 1999.

5.   Earnings Per Share

     Basic earnings per share was computed by dividing net income available to common shareholders by the weighted-average common shares outstanding. Diluted earnings per share was calculated as follows:

                                 Three Months Ended       Six Months Ended
(Dollars in thousands except            June 30,            June 30,
 per share data)                   1999        1998       1999        1998
                               ----------  ----------  ---------  ----------
Earnings:
  Net Income Available
     to Common Shareholders   $   46,723  $   39,326  $   86,992   $   56,232
  Add-backs:
     Dividends on Series B
       preferred stock,
       net of replacement
       funding                       339         337         671          663
     Dividends on preferred
       securities of
       subsidiary trust,
       net of tax                    954         954       1,908        1,908
                              ----------  ----------  ----------   ----------
                              $   48,016  $   40,617  $   89,571   $   58,803
                              ----------  ----------  ----------   ----------
Shares:
  Basic shares (weighted-
     average common shares
     outstanding)             48,158,898  47,612,373  48,042,740   47,561,179
  Stock option and
     restricted stock
     dilution                    684,627     722,628     746,676      804,613
  Series B preferred stock     3,983,133   4,046,055   3,983,133    4,046,055
  Preferred securities of
     subsidiary trust          3,125,000   3,125,000   3,125,000    3,125,000
                              ----------  ----------  ----------   ----------
                              55,951,658  55,506,056  55,897,549   55,536,847
                              ----------  ----------  ----------   ----------
     Diluted Earnings
       Per Share              $     0.86  $     0.73  $     1.60   $     1.06
                              ==========  ==========  ==========   ==========



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

7.   Contingencies

     In connection with the spin-off of Consolidated Freightways Corporation (CFC) on December 2, 1996, the Company agreed to indemnify certain states, insurance companies and sureties against the failure of CFC to pay certain worker's compensation, tax and public liability claims that
were pending as of September 30, 1996.   In some cases, these indemnities
are supported by letters of credit under which the Company is liable to the issuing bank and by bonds issued by surety companies. In order to secure CFC's obligation to reimburse and indemnify the Company against liability with respect to these claims, as of June 30, 1999 CFC had provided the Company with approximately $13.5 million of letters of credit and $22.0 million of real property collateral.

     The Company has entered into a Transition Services Agreement to provide CFC with certain information systems, data processing and other administrative services and administers CFC's retirement and benefits plans. The agreement has a three-year term, which expires on December 2, 1999. Services performed by the Company under the agreement are paid by CFC on an arm's-length negotiated basis.

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

                       PART I. FINANCIAL INFORMATION
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Net income available to common shareholders for the second quarter of 1999 increased 18.8% from last year's second quarter to a record $46.7 million, resulting in basic earnings per share of $0.97 and diluted earnings per share of $0.86. The 1999 second quarter results included a $10.1 million non-recurring net gain equal to $.12 per basic share and $.10 per diluted share on the sale of the assets of VantageParts, the Company's wholesale parts distribution operation. Excluding that sale, net income available to common shareholders increased 4.3% over the second quarter of 1998 and diluted earnings per share was $0.76, the best second quarter in the Company's history.

     Net income available to common shareholders for the first half of 1999 increased 54.7% over the first half of last year, resulting in basic earnings per share of $1.81 and diluted earnings per share of $1.60. In addition to the net gain on the sale of assets of VantageParts in the second quarter, the first half of 1999 also included a $16.5 million non-recurring net gain on the settlement of a lawsuit. Excluding both non-recurring net gains, net income available to common shareholders for the first half of 1999 was 28.0% higher than the first half of last year and resulted in basic earnings per share of $1.50 and diluted earnings per share of $1.33.

     Revenue for the second quarter and first half of 1999 increased 13.5% and 14.3%, respectively, over the second quarter and first half of last year due to higher revenue from all reporting segments. Revenue in the second quarter and first half of 1999 reflects full operations under the Priority Mail contract.

     Operating income for the second quarter and first half of 1999 increased 13.5% and 38.1%, respectively, from the comparable periods of 1998. Emery, which improved its operating income by $13.9 million from the first quarter of 1999, was the only segment not reporting higher second-quarter and first-half operating income when compared to the same periods last year. In the second quarter of 1999, the Other segment included the net gain on the sale of assets of VantageParts. The first half of 1999 included both the VantageParts net gain and the net gain on the settlement of a lawsuit in the first quarter of 1999. In the first half of last year, the Other segment included losses during the start-up phase of the Priority Mail operations.

     Other net expense in the second quarter and first half of 1999 decreased 5.1% and 17.2%, respectively, from the same periods last year due primarily to lower interest expense. The interest decline was primarily attributable to lower average short-term borrowings and the July 1998 refinancing of a capital lease obligation at a lower interest rate.

     The effective tax rate for the first quarter and first half of 1999 was 43.5% compared to 44.5% in 1998. The reduction was primarily the result of higher income in 1999.

Con-Way Transportation Services

     Con-Way's revenue in the second quarter and first six months of 1999 increased 9.2% and 9.6%, respectively, over the comparable periods last year due primarily to higher freight volume and revenue per hundredweight.

     In the second quarter of 1999, total and less-than-truckload (LTL) weight increased 5.2% and 5.6%, respectively, over the second quarter of 1998. Total and LTL weight in the first six months of 1999 increased 4.7% and 5.3%, respectively, over the same period last year. The higher freight volumes reflect growth in core regional service and interregional joint services. The entire first half of 1999 benefited from inter-regional joint services between all of Con-Way's regional carriers. Only the second quarter of last year benefited from the new inter-regional joint services between the western and central carriers. The first half of last year included benefits received from freight diverted by shippers concerned about a possible strike at unionized national carriers.

     In the second quarter of 1999, revenue per hundredweight for the regional LTL carriers increased 4.6% over the second quarter of last year and the regional carriers' revenue per hundredweight for the first half of 1999 was 6.1% higher than the first half of 1998. The increased yields were primarily due to higher rates obtained for Con-Way's core premium service and a larger percentage of inter-regional joint services, which yield higher rates on longer lengths of haul.

     Con-Way's operating income in the second quarter and first half of 1999 increased 12.7% and 9.8%, respectively, over the same periods of 1998 due primarily to higher revenue. Other factors contributing to improved operating income for both the second quarter and first half of 1999 were increased load factor, greater emphasis on operating efficiencies and better cost control. The first half of 1999 was adversely impacted by start-up costs associated with Con-Way's new multi-client warehousing and logistics business and the first half of last year benefited from the strike concerns of shippers mentioned above.

Emery Worldwide

     Emery's revenue in the second quarter and first half of 1999 was 11.2% and 6.4% higher, respectively, than the same periods last year due primarily to higher revenue from the Express Mail contract with the U.S. Postal Service and increased international airfreight revenue. North American airfreight revenue was higher in the second quarter of 1999 but was lower for the first half of 1999 when compared to the respective periods last year.

     North American airfreight revenue for the second quarter of 1999 increased 2.9% over the same quarter of last year due primarily to a 5.3% increase in yield partially offset by a 2.3% decline in freight volume. Although yields for the first half of 1999 were 4.8% higher than the same period last year, a 6.2% decline in weight contributed to a 2.0% decrease in North American airfreight revenue. Lower freight volume was partially attributable to decreased demand from certain industries serviced by Emery and an increase in competitive ground-based transportation. Factors contributing to improved revenue per pound were continued emphasis on renegotiating certain low margin business and the introduction on January 1, 1999 of a new higher yielding guaranteed delivery service.

     International airfreight revenue for the second quarter of 1999 was 13.1% higher than the second quarter of last year due primarily to freight volume and yield increases of 10.8% and 2.1%, respectively. In the first half of 1999, a 3.2% increase in weight and 1.7% higher yield contributed to a 4.9% improvement in international airfreight revenue over the same period last year. Freight volume and yield in the second quarter and first half of 1999 were favorably impacted by improved economic conditions in the international markets served by Emery.

     Emery's second-quarter 1999 operating income declined 21.6% from last year's second quarter and 1999 first-half operating income was down 29.4% from last year's first half. Although revenue was higher, operating income for the second quarter and first half of 1999 declined from the comparable periods last year due primarily to higher airfreight costs in part related to an ongoing initiative to reposition Emery as a premium service carrier. This initiative is intended to improve service by, among other things, improving infrastructure and aircraft dependability and modifying freight handling processes.

     Management will continue to focus on positioning Emery as a premium service provider. In North America, management intends to continue to develop an infrastructure capable of servicing a higher volume of premium and guaranteed delivery services and to reduce the costs associated with its infrastructure by replacing older and less reliable aircraft with newer aircraft having lower maintenance costs and greater freight capacity, including wide-body aircraft. Internationally, Emery's management will focus on expanding its variable-cost-based operations. In an effort to increase the international revenue as a percentage of total revenue, management will continue its marketing efforts and will seek to convert more of Emery's agent locations to owned locations.

Menlo Logistics

     Menlo's revenue in the second quarter and first half of 1999 exceeded the same periods last year by 22.2% and 27.4%, respectively. Results for the first half of 1999 included revenue generated from several large logistics contracts secured in the first half of 1998. The second quarter and first half of 1999 also include higher revenue from existing contracts compared with the same periods last year.

     Operating income for Menlo in the second quarter and first half of 1999 increased 5.8% and 11.7%, respectively, over the comparable periods last year. Higher operating income was primarily attributable to increased revenue. However, higher business development and information system costs incurred during the second quarter and first half of 1999 contributed to lower operating income as a percentage of revenue than in the same periods last year.

Other Segment

     The Other segment consists primarily of the operations under a Priority Mail contract with the U.S. Postal Service, and includes the operating results of Road Systems and, prior to its sale of assets by the Company in May 1999, VantageParts. Also included in the Other segment were net gains on the settlement of a lawsuit and on the VantageParts asset sale.

     Second-quarter and first-half revenue for the Other segment increased 31.0% and 70.2% over the respective periods last year due substantially to higher revenue from the Priority Mail operations. Second-quarter revenue from the Priority Mail contract increased 34.9% from the second quarter of last year and 1999 first-half revenue increased 81.1% from the first half of 1998. The Priority Mail operations were not fully implemented until late in the second quarter of last year.

     For the second quarter of 1999, operating income for the Other segment increased by $9.0 million over the second quarter of 1998 due primarily to a $10.1 million net gain from the VantageParts asset sale in May 1999. For the first half of 1999, operating results improved by $46.6 million over the first half of 1998 due primarily to a $20.2 million improvement in the Priority Mail operating results, the VantageParts net gain, and a $16.5 million net gain from a lawsuit settled in January 1999. The first half of last year included losses incurred during the start-up phase of the Priority Mail contract.

     For the second quarter and first half of 1999, results for the Priority Mail operations reflect pricing that may be subject to retroactive adjustment at a later date. The Company has proposed to the Postal Service increased pricing that the Company feels is well founded and justifiable based upon its experience of operating the Priority Mail contract in 1998. The Postal Service is reviewing the Company's proposal. Any adjustments to contract revenue for prior periods resulting from future changes in contract pricing will be recognized in the then current quarter.


LIQUIDITY AND CAPITAL RESOURCES

     In the first half of 1999, the Company's cash and cash equivalents increased $34.6 million to $108.5 million. Cash from operations of $218.3 million provided substantially all of the funding for $164.9 million of capital and software expenditures, $42.2 million of debt reduction and $15.2 million of dividend payments.

     Cash flow from operations in the first half of 1999 increased $86.2 million over the same period last year primarily due to higher net income, depreciation and amortization, and the net effect of changes in receivables and accrued liabilities.

     Capital expenditures of $143.3 million in the first half of 1999 increased $17.9 million from the same period last year due primarily to a $45.6 million increase in Con-Way's capital expenditures partially offset by a $28.6 million decline in capital expenditures for the Priority Mail contract. For the first half of 1999, Con-Way spent $89.5 million on primarily revenue equipment and infrastructure in connection with its capital reinvestment program. For the remainder of 1999, additional expenditures of approximately $100 million are expected under Con-Way's reinvestment program. Capital expenditures related to the Priority Mail contract in the first half of 1999 declined compared to the first half of last year given required capital expenditures in the prior period related to the start-up phase of the Priority Mail contract.

     The sale of assets of VantageParts in the second quarter of 1999 generated proceeds of $28.0 million and a non-recurring net gain of $10.1 million.

     During the first half of 1999, the Company repaid $42.2 million of net short-term debt compared to the borrowing of $1.6 million of net short-term debt during the first half of 1998. At June 30, 1999, the Company had no borrowings under its $350 million unsecured credit facility and $6.0 million outstanding under $95.0 million of uncommitted lines of credit.

     The $350 million facility is also available for issuance of letters of credit. Under that facility, outstanding letters of credit totaled $63.6 million at June 30, 1999, which left available capacity of $286.4 million. In addition, the Company had available capacity of $89.0 million under other uncommitted lines of credit. Under several other unsecured facilities, $49.3 million of letters of credit were outstanding at June 30, 1999.

     The aggregate principal amount of the Company's unsecured 9 1/8% Notes is repayable on August 15, 1999. The Company has the ability and intent to refinance the outstanding principal on these notes on a long-term basis. Refer to Note 2 of the Notes to Consolidated Financial Statements.

     The Company filed a shelf registration statement with the Securities and Exchange Commission in June 1998 that covers $250 million of debt and equity securities for future issuance with terms to be decided when and if issued.

     The Company's ratio of total debt to capital decreased to 32.3% at June 30, 1999, from 36.4% at December 31, 1998, primarily due to lower short-term borrowings and higher shareholders' equity from net income.


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


Year 2000

     Renovation of all business-critical Information Technology (IT) Systems was substantially complete at June 30, 1999. Validation, which is currently in process for the Company's systems and software applications, is scheduled for completion by the end of the third quarter of 1999.

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

     IT Systems - IT Systems include mainframes, mid-range computers and servers, networks and workstations, related operating systems and application software. The Company has inventoried and assessed all business-critical IT Systems. Renovation efforts are substantially complete. Mainframe hardware has been fully renovated. Certain peripheral mainframe hardware is approximately 96% renovated. Mainframe operating systems and mainframe applications software are approximately 95% and 86% renovated, respectively. Mid-range computers and servers are estimated to be 98% renovated while approximately 99% of related operating systems and application software programs have been renovated. Network hardware (excluding servers) and computer workstations are approximately 98% renovated. An estimated 50% of the network hardware and computer workstation operating systems and application software programs have been upgraded. However, the portion of non-compliant network hardware and computer workstation operating systems and application software programs represents vendor software that is being remedied as compliant upgrades are provided by the vendor.

     Non-IT Systems - Non-IT Systems include operating equipment, security systems, and other equipment that may contain microcontrollers with embedded technology. Certain IT Systems may also include embedded technology. The Company has contacted all business-critical operating and support facilities to identify the extent of its embedded technology and has received responses from essentially all of those surveyed locations. Approximately 97% of the embedded technology the Company is aware of has been confirmed as Y2K compliant. The Company's remaining systems will be replaced if determined to be non-compliant. These systems are expected to be validated by the end of the third quarter of 1999.

     Third Party Systems - In addition to its own IT and Non-IT Systems, the Company is also reliant upon system capabilities of third parties (including, among others, customers, vendors, domestic and international government agencies, and U.S. and international airports). The Company believes these third party risks are inherent in the industry and not specific to the Company.

     The Company has communicated with third parties with which the Company has material business relationships to determine the extent to which the Company's systems are vulnerable to those third parties' failure to make necessary changes related to Y2K issues. Essentially all of the Company's critical vendors have been contacted and approximately 99% have responded to the surveys. If a vendor is determined to be non-compliant, the Company is working to identify a Y2K-compliant vendor as a replacement. In an effort to mitigate risks related to the system capabilities of certain customers, the Company developed Y2K-compliant software upgrades to its tracking and tracing software and other proprietary software utilized by its customers.

     The International Air Transport Association and the Air Transport Association of America are involved in global and industry-wide studies aimed at assessing the Y2K compliance status of airports and other U.S. and international government agencies. As a member of these associations, Emery Worldwide is analyzing the results of these studies as they become available.

Costs to Address Y2K Compliance

     Since 1996, the Company has expensed approximately $34.5 million on Y2K compliance and expects that approximately $5.9 million of additional Y2K compliance costs will be expensed through December 31, 1999. All Y2K costs have been and are expected to be funded from operations. In the first half of 1999, the Company capitalized $4.8 million of purchased software costs and $16.8 million of internally developed software costs. A portion of the capitalized software costs was for new financial and administrative systems that are Y2K compliant. These systems have replaced or are expected to replace certain non-compliant systems.

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

Contingency Plans

     The Company has established Y2K business resumption contingency plans by evaluating business disruption scenarios and identifying and implementing preemptive strategies. Detailed contingency plans for critical business processes have been completed by all of the Company's operations facilities. The testing of potential scenarios, which is expected to occur in the third quarter of 1999, may result in modifications to the contingency plans. Business resumption contingency plans are expected to be incorporated into the Company's normal and future risk management activities.


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

     The Department of Transportation, through its Office of Inspector General, and the Federal Aviation Administration are conducting an investigation relating to the handling of so-called hazardous materials by
Emery.   The investigation is ongoing and Emery is cooperating fully.
Because the investigation is at a preliminary stage, the Company is unable to predict the outcome of this investigation.

     Certain legal matters are discussed in Note 7 in the Notes to Consolidated Financial Statements in Part I of this form.


ITEM 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             27       Financial Data Schedule

             99(a)    Computation of Ratios of Earnings to Fixed
                      Charges -- the ratios of earnings to fixed charges were 4.2x and 3.4x for the six months ended
                      June 30, 1999 and 1998, respectively.

               (b) Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends -- the ratios of earnings to combined fixed charges and preferred stock dividends were 4.0x and 3.2x for the six months ended June 30, 1999 and 1998, respectively.

       (b)  Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company (Registrant) has duly caused this Form 10-Q Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CNF Transportation Inc.
                                (Registrant)

August 10, 1999                 /s/Chutta Ratnathicam
                                Chutta Ratnathicam
                                Senior Vice President and
                                  Chief Financial Officer