Form 10-Q
period 1999-09-30
CNF TRANSPORTATION INC
filed 1999-11-12
CIK 23675

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1999

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



            Number of shares of Common Stock, $.625 par value,
              outstanding as of October 31, 1999: 48,376,186

                          CNF TRANSPORTATION INC.
                                 FORM 10-Q
                      Quarter Ended September 30, 1999

___________________________________________________________________________
___________________________________________________________________________

                                   INDEX



PART I.   FINANCIAL INFORMATION                           Page

  Item 1. Financial Statements

          Consolidated Balance Sheets -
            September 30, 1999 and December 31, 1998         3

          Statements of Consolidated Income -
            Three and Nine Months Ended
            September 30, 1999 and 1998                      5

          Statements of Consolidated Cash Flows -
            Nine Months Ended September 30, 1999 and 1998    6

          Notes to Consolidated Financial Statements         7

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations                                   13


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                 21

  Item 6. Exhibits and Reports on Form 8-K                  22


SIGNATURES                                                  22

                       PART I. FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS

                          CNF TRANSPORTATION INC.
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                                 September 30, December 31,
                                                     1999           1998
ASSETS

 CURRENT ASSETS
  Cash and cash equivalents                    $   133,258     $   73,897
  Trade accounts receivable, net of allowances     809,377        810,550
  Other accounts receivable                         58,487         51,865
  Operating supplies, at lower of average
   cost or market                                   45,050         41,764
  Prepaid expenses                                  57,147         32,741
  Deferred income taxes                             63,705         89,544
   Total Current Assets                          1,167,024      1,100,361

 PROPERTY, PLANT AND EQUIPMENT, NET
  Land                                             113,155        114,146
  Buildings and leasehold improvements             543,436        468,123
  Revenue equipment                                793,079        714,195
  Other equipment                                  469,624        425,476
                                                 1,919,294      1,721,940
  Accumulated depreciation and amortization       (829,975)      (737,464)
                                                 1,089,319        984,476

 OTHER ASSETS
  Deferred charges and other assets                136,905        128,627
  Capitalized software, net                         84,027         64,285
  Unamortized aircraft maintenance, net            156,181        143,349
  Goodwill, net                                    268,504        268,314
                                                   645,617        604,575

TOTAL ASSETS                                    $2,901,960     $2,689,412



     The accompanying notes are an integral part of these statements.

                          CNF TRANSPORTATION INC.
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                                 September 30,  December 31,
                                                     1999          1998
LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
  Accounts payable                              $  295,712     $  285,832
  Accrued liabilities                              499,849        446,171
  Accrued claims costs                             118,471        108,028
  Current maturities of long-term debt and
     capital leases                                  6,460          5,259
  Short-term borrowings                             25,000         43,000
  Accrued income taxes                                  -          12,340
     Total Current Liabilities                     945,492        900,630

 LONG-TERM LIABILITIES
  Long-term debt and guarantees (Note 2)           322,800        356,905
  Long-term obligations under capital leases       110,657        110,730
  Accrued claims costs                              79,510         58,388
  Employee benefits                                215,377        190,268
  Other liabilities and deferred credits            56,457         55,268
  Deferred income taxes                            136,599        115,868
     Total Liabilities                           1,866,892      1,788,057

 COMMITMENTS AND CONTINGENCIES (Note 7)

 COMPANY-OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES OF SUBSIDIARY TRUST
  HOLDING SOLELY CONVERTIBLE DEBENTURES OF
  THE COMPANY (Note 6)                             125,000        125,000

 SHAREHOLDERS' EQUITY
  Preferred stock, no par value; authorized
     5,000,000 shares:
     Series B, 8.5% cumulative, convertible,
       $.01 stated value; designated 1,100,000
       shares;issued 843,274 and 854,191 shares,
       respectively                                      8              9
  Additional paid-in capital, preferred stock      128,253        129,914
  Deferred compensation, Thrift and Stock Plan     (89,409)       (94,836)
     Total Preferred Shareholders' Equity           38,852         35,087

  Common stock, $.625 par value; authorized
     100,000,000 shares; issued 55,237,405
     and 54,797,707 shares, respectively            34,523         34,249
  Additional paid-in capital, common stock         322,557        314,440
  Retained earnings                                699,658        584,991
  Deferred compensation, restricted stock           (1,388)        (4,599)
  Cost of repurchased common stock
     (6,870,334 and 6,922,285 shares,
     respectively)                                (169,397)      (170,678)
                                                   885,953        758,403
  Accumulated foreign currency translation
     adjustments                                    (6,742)        (9,140)
  Minimum pension liability adjustment              (7,995)        (7,995)
     Accumulated Other Comprehensive Loss          (14,737)       (17,135)
     Total Common Shareholders' Equity             871,216        741,268
     Total Shareholders' Equity                    910,068        776,355

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $2,901,960     $2,689,412

     The accompanying notes are an integral part of these statements.




                                  PAGE 5


CNF TRANSPORTATION INC.
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in thousands except per share amounts)

                                        Three Months Ended              Nine Months Ended
                                           September 30,                   September 30,
                                       1999            1998            1999            1998
REVENUES                          $  1,408,391    $  1,282,510    $  4,025,351    $  3,572,030

Costs and Expenses
  Operating expenses                 1,147,254       1,033,071       3,281,700       2,900,858
  General and administrative           133,727         119,670         384,527         343,847
  Depreciation                          41,642          40,726         122,005         109,474
  Net gain on sale of assets of
    parts distribution operation             -               -         (10,112)              -
  Net gain on legal settlement               -               -         (16,466)              -
                                     1,322,623       1,193,467       3,761,654       3,354,179

OPERATING INCOME                        85,768          89,043         263,697         217,851

Other Income (Expense)
  Interest expense                      (6,822)         (8,154)        (21,300)        (25,135)
  Dividend requirement on
    preferred securities of
    subsidiary trust (Note 6)           (1,563)         (1,563)         (4,689)         (4,689)
  Miscellaneous, net                       819             (99)          1,698            (190)
                                        (7,566)         (9,816)        (24,291)        (30,014)

Income before Income Taxes              78,202          79,227         239,406         187,837

Income Taxes                            34,018          35,257         104,142          83,588
Net Income                              44,184          43,970         135,264         104,249

Preferred Stock Dividends                2,037           2,031           6,125           6,078

NET INCOME AVAILABLE TO
  COMMON SHAREHOLDERS             $     42,147    $     41,939    $    129,139    $     98,171

Weighted-Average Common Shares
  Outstanding (Note 5)
    Basic                           48,306,902      47,698,568      48,131,556      47,607,124
    Diluted                         56,032,549      55,636,785      55,908,199      55,652,417

Earnings per Common Share (Note 5)
    Basic                         $       0.87    $       0.88    $       2.68    $       2.06
    Diluted                       $       0.77    $       0.78    $       2.38    $       1.83


The accompanying notes are an integral part of these statements.


                          CNF TRANSPORTATION INC.
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                          (Dollars in thousands)
                                                      Nine Months Ended
                                                          September 30,
                                                       1999        1998

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     $  73,897    $  97,617

OPERATING ACTIVITIES
  Net income                                         135,264      104,249
  Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation and amortization                 139,646      119,515
       Increase in deferred income taxes              46,570        2,601
       Amortization of deferred compensation           9,125        6,465
       Provision for doubtful accounts                 8,446        8,309
       Losses (Gains) on sales of property, net           35       (1,544)
       Net gain on sale of assets of parts
          distribution operation                     (10,112)          -
     Changes in assets and liabilities:
       Receivables                                   (19,208)     (63,577)
       Prepaid expenses                              (24,463)      (2,633)
       Accounts payable                               13,393       (9,262)
       Accrued liabilities                            52,899       57,194
       Accrued claims costs                           30,145        8,834
       Income taxes                                  (12,340)      40,895
       Employee benefits                              25,109       23,704
       Deferred charges and credits                  (22,767)     (21,197)
       Other                                         (15,919)     (14,431)
     Net Cash Provided by Operating Activities       355,823      259,122

INVESTING ACTIVITIES
  Capital expenditures                              (239,070)    (199,437)
  Software expenditures                              (27,897)     (35,430)
  Proceeds from sales of property                     10,667       12,925
  Proceeds from sale of assets of parts
     distribution operation                           29,260           -
     Net Cash Used in Investing Activities          (227,040)    (221,942)

FINANCING ACTIVITIES
  Net repayment of long-term debt and capital
     lease obligations                               (32,977)      (5,443)
  Net repayment of short-term borrowings             (18,000)          -
  Proceeds from exercise of stock options              7,106        4,161
  Payments of common dividends                       (14,473)     (14,288)
  Payments of preferred dividends                    (11,078)     (11,212)
     Net Cash Used in Financing Activities           (69,422)     (26,782)

     Increase in Cash and Cash Equivalents            59,361       10,398

CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 133,258    $ 108,015

      The accompanying notes are an integral part of these statements.

                          CNF TRANSPORTATION INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Principal Accounting Policies

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

Recognition of Revenues

     Revenue from long-term contracts is recognized in accordance with contractual terms as services are provided. Under certain long-term contracts, there are provisions for price re-determinations that give rise to unbilled revenue. Unbilled revenue representing contract change orders or claims is included in revenue only when it is probable that they will result in additional contract revenue and if the amount can be reliably estimated. The Company recognizes unbilled revenue related to claims sufficient only to recover costs. When adjustments in contract revenue are determined, any changes from prior estimates are reflected in earnings in the current period. The amount of unbilled revenue recognized in accounts receivable in the Balance Sheet at September 30, 1999, was $34.1 million. In addition, as a result of the U.S. Postal Service's unilateral provisional price reductions discussed under "Other Segment" in "Management's Discussion and Analysis of Financial Condition and Results of Operations", $26.0 million of revenue actually collected by the Company is now in dispute.

Reclassification

     Certain amounts in prior year financial statements have been reclassified to conform to current year presentation.

2.   Long-term Debt and Guarantees

     The aggregate principal amount of $117.7 million of the Company's unsecured 9 1/8% notes were paid in full on the August 15, 1999 maturity date. The redemption of these notes was made in part with $90.0 million of
borrowings under lines of credit.   At September 30, 1999, the $90.0
million of borrowings under lines of credit were classified as long-term debt based on the Company's ability and intent to refinance this amount on a long-term basis. Only $90.0 million of the total $115.0 million outstanding under all of the Company's revolving credit facilities are classified as long-term debt; the remaining $25.0 million outstanding under lines of credit are not intended to be refinanced on a long-term basis and are classified as short-term borrowings.

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

3.   Comprehensive Income

     SFAS 130, "Reporting Comprehensive Income", requires companies to report a measure of all changes in equity except those resulting from investments by owners and distributions to owners. Comprehensive income was as follows:

                            Three Months Ended      Nine Months Ended
   (Dollars in thousands)      September 30,           September 30,
                             1999        1998        1999        1998
                          ----------  ----------  ----------  ----------
   Net Income             $   44,184  $   43,970  $  135,264  $  104,249
   Foreign currency
     translation adjustment    1,704       1,403       2,398          60
                          ----------  ----------  ----------  ----------
                          $   45,888  $   45,373  $  137,662  $  104,309
                          ==========  ==========  ==========  ==========

4.   Business Segments

     SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", established standards for reporting information about operating segments in annual financial statements and requires selected information in interim financial statements. Selected financial information is reported below:

                               Three Months Ended      Nine Months Ended
   (Dollars in thousands)         September 30,           September 30,
                                1999        1998        1999        1998
                             ----------  ----------  ----------  ----------
   Revenues
      Con-Way Transportation $  496,589  $  443,559  $1,404,200  $1,268,334
      Emery Worldwide           620,470     562,382   1,742,105   1,623,374
      Menlo Logistics           181,473     165,313     529,310     439,415
      Other                     132,854     133,588     416,445     310,228
                             ----------  ----------  ----------  ----------
                              1,431,386   1,304,842   4,092,060   3,641,351
   Intercompany Eliminations
      Con-Way Transportation     (5,931)     (4,964)    (16,616)    (11,516)
      Emery Worldwide            (3,154)     (6,206)     (9,514)    (18,839)
      Menlo Logistics            (2,791)     (2,853)     (8,466)     (8,312)
      Other                     (11,119)     (8,309)    (32,113)    (30,654)
                             ----------  ----------  ----------   ---------
                                (22,995)    (22,332)    (66,709)    (69,321)
   External Revenues
      Con-Way Transportation    490,658     438,595   1,387,584   1,256,818
      Emery Worldwide           617,316     556,176   1,732,591   1,604,535
      Menlo Logistics           178,682     162,460     520,844     431,103
      Other                     121,735     125,279     384,332     279,574
                             ----------  ----------  ----------  ----------
                             $1,408,391  $1,282,510  $4,025,351  $3,572,030
                             ==========  ==========  ==========  ==========
   Operating Income (Loss)
      Con-Way Transportation $   56,938  $   50,666  $  171,715  $  155,157
      Emery Worldwide            22,551      21,599      43,527      51,325
      Menlo Logistics             6,298       5,571      16,127      14,369
      Other (1)                     (19)     11,207      32,328      (3,000)
                             ----------  ----------  ----------  ----------
                             $   85,768  $   89,043  $  263,697  $  217,851
                             ==========  ==========  ==========  ==========

(1)For the nine months ended September 30, 1999, the Other segment included a $10.1 million net gain on the VantageParts asset sale in May 1999 and a $16.5 million net gain on a lawsuit settled in January 1999.

5.   Earnings Per Share

     Basic earnings per share was computed by dividing net income available to common shareholders by the weighted-average common shares outstanding. Diluted earnings per share was calculated as follows:

                                 Three Months Ended      Nine Months Ended
(Dollars in thousands except        September 30,           September 30,
 per share data)                  1999        1998        1999       1998
                               ----------  ----------  ---------  ----------
Earnings:
  Net Income Available
     to Common Shareholders  $   42,147  $   41,939  $  129,139   $   98,171
  Add-backs:
     Dividends on Series B
       preferred stock, net
       of replacement funding       309         316         980          979
     Dividends on preferred
       securities of subsidiary
       trust, net of tax            954         954       2,862        2,862
                             ----------  ----------  ----------   ----------
                             $   43,410  $   43,209  $  132,981   $  102,012
                             ----------  ----------  ----------   ----------
Shares:
  Basic shares (weighted-
     average common shares
     outstanding)            48,306,902  47,698,568  48,131,556   47,607,124
  Stock option and restricted
     stock dilution             630,513     667,151     681,509      774,227
  Series B preferred stock    3,970,134   4,146,066   3,970,134    4,146,066
  Preferred securities of
     subsidiary trust         3,125,000   3,125,000   3,125,000    3,125,000
                             ----------  ----------  ----------   ----------
                             56,032,549  55,636,785  55,908,199   55,652,417
                             ----------  ----------  ----------   ----------
     Diluted Earnings
       Per Share             $     0.77  $     0.78  $     2.38   $     1.83
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

7.   Contingencies

     In connection with the spin-off of Consolidated Freightways Corporation (CFC) on December 2, 1996, the Company agreed to indemnify certain states, insurance companies and sureties against the failure of CFC to pay certain worker's compensation, tax and public liability claims that were pending as of September 30, 1996. In some cases, these indemnities are supported by letters of credit under which the Company is liable to the issuing bank and by bonds issued by surety companies. In order to secure CFC's obligation to reimburse and indemnify the Company against liability with respect to these claims, as of September 30, 1999 CFC had provided the Company with approximately $13.5 million of letters of credit and $22.0 million of real property collateral.

     The Company entered into a Transition Services Agreement to provide CFC with certain information systems, data processing and other administrative services and administers CFC's retirement and benefits plans. The agreement has a three-year term, which expires on December 2, 1999. Services performed by the Company under the agreement, which were minimal at September 30, 1999, are paid by CFC on an arm's-length negotiated basis.

     The Company is currently under examination by the Internal Revenue Service (IRS) for tax years 1987 through 1996 on various issues. In connection with those examinations, the IRS is seeking additional taxes, plus interest, for certain matters relating to CFC for periods prior to its spin-off from the Company in 1996. Although the Company is currently contesting these additional taxes proposed by the IRS, the Company may elect to pay a substantial portion of these taxes prior to resolution.

     As the former parent of CFC, the Company is primarily liable to the IRS for CFC's tax liability relating to such periods. However, as part of the spin-off, the Company and CFC entered into a tax sharing agreement that provides a mechanism for the allocation of any additional tax liability and related interest that arise due to adjustments by the IRS for years prior to the spin-off. The Company believes it is entitled to and will pursue reimbursement from CFC under the tax sharing agreement for any payments that the Company makes to the IRS with respect to these additional taxes.

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

     The Company has filed a protest concerning the proposed adjustment for tax years 1987 through 1990 and is engaged in discussions with the Appeals Office of the IRS. The Company is unable to predict whether or not it will be able to resolve this issue with the Appeals Office. The Company expects that, if it is unable to resolve this issue with the Appeals Office, it will receive a statutory notice of assessment from the IRS within one year. If this occurs, the Company intends to contest the assessment by appropriate legal proceedings.

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

                       PART I. FINANCIAL INFORMATION
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Consolidated Results

     Net income available to common shareholders for the third quarter of 1999 increased to $42.1 million ($0.87 per basic share and $0.77 per diluted share) from $41.9 million ($0.88 per basic share and $0.78 per diluted share) in the same quarter of last year, due primarily to a decline in other net expenses and a lower effective tax rate, partially offset by slightly lower operating income.

     Net income available to common shareholders for the first nine months of 1999 was the best in the Company's history at $129.1 million ($2.68 per basic share and $2.38 per diluted share). The record results increased 31.5% from $98.2 million ($2.06 per basic share and $1.83 per diluted share) in the first nine months of last year. Higher net income available to common shareholders was primarily the result of higher operating income, a decline in other net expenses, and a lower effective tax rate. Operating income in the first nine months of 1999 benefited from a $16.5 million gain ($0.19 per basic share and $0.17 per diluted share) on the settlement of a lawsuit in January 1999. In May 1999, another non-recurring gain of $10.1 million ($0.12 per basic share and $0.10 per diluted share) was recognized on the sale of the assets of VantageParts, the Company's wholesale parts distribution operation. Excluding non-recurring gains, net income available to common shareholders for the first nine months of 1999 would have been $114.1 million ($2.37 per basic share and $2.11 per diluted share).

     Revenue for the third quarter of 1999 increased 9.8% over the same quarter of 1998 due primarily to double-digit percentage revenue growth at Con-Way, Emery, and Menlo. Lower revenue for the Other segment, which primarily includes operations under a Priority Mail contract with the U.S. Postal Service, partially offset the higher revenue from the Company's three largest operating segments. Revenue for the first nine months of 1999 increased 12.7% on higher revenue from all reporting segments. Revenue for the first nine months of 1999 reflects operations under the Priority Mail contract for the entire period.

     Operating income for the 1999 third quarter declined 3.7% from the same quarter last year despite a 10.2% increase in the collective operating income of Con-Way, Emery, and Menlo. Priority Mail operations, which declined from operating income of $10.5 million in last year's third quarter to break-even results in the third quarter of 1999, more than offset higher operating income from the Company's three largest segments. Operating income for the first nine months of 1999 increased 21.0% over the same period last year due primarily to higher operating income from Con-Way, Priority Mail, and Menlo, and gains on the settlement of a lawsuit and the sale of assets of VantageParts. Lower operating income from Emery for the first nine months of 1999 partially offset increases from the Company's other reporting segments.

     Other net expenses in the third quarter and first nine months of 1999 decreased 22.9% and 19.1%, respectively, from the same periods last year due primarily to lower interest expense and gains on property sales. The decline in interest expense was partially due to the July 1998 refinancing of a capital lease obligation at a lower interest rate and the repayment of the Company's 9 1/8% notes at maturity. The repayment of $117.7 million of 9 1/8% notes in August 1999 was funded in part with $90.0 million of lower-interest rate long-term borrowings under unsecured lines of credit. Capitalized interest on construction projects in the third quarter and first nine months of 1999 also contributed to lower interest expense compared to the same periods last year.

     The effective tax rate for the third quarter and first nine months of 1999 was 43.5% compared to 44.5% in 1998. The reduction was primarily the result of higher income in 1999.

Con-Way Transportation Services

     Con-Way's revenue in the third quarter and first nine months of 1999 increased 11.9% and 10.4%, respectively, over the comparable periods last year due primarily to higher tonnage (weight) and revenue per hundredweight (yield).

     In the third quarter of 1999, total and less-than-truckload (LTL) weight increased 9.8% and 9.6%, respectively, over the third quarter of 1998. Total and LTL weight in the first nine months of 1999 increased 6.5% and 6.8%, respectively, over the same period last year. Higher tonnage reflects growth in core regional service and inter-regional joint services. The entire first nine months of 1999 benefited from inter-regional joint services between all of Con-Way's regional carriers. The inter-regional joint service between the western and central carriers was not implemented until the second quarter of last year. The Company believes that the closures of two of Con-Way's competitors in the second quarter of 1999 created additional demand for Con-Way's services in the third quarter of 1999. The first quarter of last year included benefits received from freight diverted by shippers concerned about possible strikes at unionized national LTL carriers.

     Yield for Con-Way's regional carriers in the third quarter and first nine months of 1999 increased 3.1% and 5.3%, respectively, over the same periods last year. Higher yield was primarily due to increased rates obtained for Con-Way's core premium services and a larger percentage of inter-regional joint services, which command higher rates on longer lengths of haul. In prior years, Con-Way implemented its annual revenue rate increase on January 1 of each year. Consistent with the practice initiated by many of its competitors last year, Con-Way announced a revenue rate increase effective early in the fourth quarter of 1999 rather than January 1, 2000.

     Con-Way's operating income in the third quarter and first nine months of 1999 increased 12.4% and 10.7%, respectively, over the same periods of 1998 due primarily to higher revenue, increased load factor, greater emphasis on operating efficiencies and better cost control. Rising diesel fuel prices resulted in higher fuel expense in the third quarter of 1999 compared to the same quarter last year. In an effort to mitigate the adverse impact of the higher fuel costs, Con-Way implemented a fuel surcharge in August 1999. Weather-related costs of Hurricane Floyd in September 1999 and start-up costs incurred in the first nine months for Con-Way's new multi-client warehousing and logistics business also negatively impacted operating income in 1999. The Company believes that operating income in the third quarter of 1999 benefited from the closure of two of Con-Way's competitors while the first quarter of last year benefited from the strike concerns of shippers mentioned above.

Emery Worldwide

     Emery's revenue in the third quarter and first nine months of 1999 was 11.0% and 8.0% higher, respectively, than the same periods last year due primarily to increased international airfreight revenue and higher revenue from the Express Mail contract with the U.S. Postal Service. North American airfreight revenue was higher in the third quarter of 1999 but was slightly lower for the first nine months of 1999 when compared to the respective periods last year.

     North American airfreight revenue for the third quarter of 1999 increased 1.5% over the same quarter last year due primarily to a 5.3% increase in revenue per pound (yield) partially offset by a 3.7% decline in pounds transported (weight or freight volume). Although yield for the first nine months of 1999 was 5.0% higher than the same period last year, a 5.4% decline in weight contributed to a 0.8% decrease in North American airfreight revenue. Improved revenue per pound was due in part to an increase in the percentage of higher yielding guaranteed delivery service, which was introduced in January 1999, and Emery's yield management program, which was designed to eliminate or reprice certain low margin business. Although Emery's yield management program was a factor in achieving higher yield, it also contributed to lower freight volume.

     International airfreight revenue for the third quarter of 1999 was 15.0% higher than the third quarter last year due primarily to freight volume and yield increases of 12.7% and 2.1%, respectively. In the first nine months of 1999, a 6.4% increase in weight and 1.9% higher yield contributed to an improvement of 8.4% in international airfreight revenue over the same period last year. Freight volume and yield in the third quarter and first nine months of 1999 were favorably impacted by improved economic conditions in the international markets served by Emery.

     Emery's third-quarter 1999 operating income increased 4.4% over last year's third quarter and operating income for the first nine months of 1999 was down 15.2% from the same period last year. Although revenue was higher, operating margins for the third quarter and first nine months of 1999 declined from the comparable periods last year due primarily to higher airhaul costs, which were in part related to an ongoing initiative to reposition Emery as a premium service carrier. This initiative is intended to improve service by, among other things, improving infrastructure and aircraft dependability and modifying freight handling processes. Weather-related costs of Hurricane Floyd and higher fuel costs compared to the same quarter last year also negatively impacted operating income in the third quarter of 1999. Emery's fuel index fee went into effect in September 1999, partially mitigating the adverse impact of higher fuel costs.

     Management will continue to focus on positioning Emery as a premium service provider. In North America, management intends to continue to develop an infrastructure capable of servicing a higher volume of premium and guaranteed delivery services and to reduce the costs associated with its infrastructure by replacing older and less reliable aircraft with newer aircraft having lower maintenance costs, including wide-body aircraft. Internationally, Emery's management will focus on expanding its variable-cost-based operations. Management will continue its efforts to increase international revenue as a percentage of total revenue.

Menlo Logistics

     Menlo's revenue in the third quarter and first nine months of 1999 exceeded the same periods last year by 10.0% and 20.8%, respectively. Results for the first nine months of 1999 included revenue generated from several large logistics contracts secured in the second quarter of 1998. The third quarter and first nine months of 1999 also included higher revenue from existing contracts compared with the same periods last year.

     Operating income for Menlo in the third quarter and first nine months of 1999 increased 13.0% and 12.2%, respectively, over the comparable periods last year. Higher operating income was primarily attributable to increased revenue. However, higher business development and information system costs incurred during the third quarter and first nine months of 1999 contributed to lower operating income as a percentage of revenue than in the same periods last year.

Other Segment

     The Other segment consists primarily of the operations under a Priority Mail contract with the U.S. Postal Service, and includes the operating results of Road Systems and, prior to its sale of assets by the Company in May 1999, VantageParts. Also included in the Other segment for 1999 were net gains on the settlement of a lawsuit in January 1999 and on the VantageParts asset sale.

     Third-quarter revenue for the Other segment in 1999 decreased 2.8% from the third quarter last year due primarily to the absence of revenue from VantageParts following the asset sale. Higher 1999 third-quarter revenue of $118.2 million from the Priority Mail operations partially offset the loss of third-quarter revenue from VantageParts. The Other segment's revenue for the first nine months of 1999 increased 37.5% due primarily to higher Priority Mail revenue of $354.6 million. The Priority Mail operations were not fully implemented until late in the second quarter of last year.

     For the third quarter of 1999, operating income for the Other segment decreased by $11.2 million from the third quarter of 1998 due substantially to break-even Priority Mail operating results in the 1999 third quarter, which decreased from operating income of $10.5 million in the third quarter of last year. For the first nine months of 1999, operating income improved by $35.3 million from the first nine months of 1998 due primarily to a $10.1 million net gain on the sale of assets of VantageParts and a $16.5 million net gain from a lawsuit settled in January 1999. In addition, the Priority Mail operations in the first nine months of 1999 generated operating income of $4.8 million compared to an operating loss of $5.0 million in the same period last year. The first nine months of last year included losses incurred during the start-up phase of the Priority Mail contract.

     In accordance with the Priority Mail contract, in February 1999, Emery Worldwide Airlines (EWA), the Company's subsidiary that operates the contract, submitted a proposal to the U.S. Postal Service (USPS) for 1999 pricing. The Company believes that its proposal was reasonably determined and justifiable based upon EWA's experience of operating the Priority Mail contract.

     EWA has not received a counter-proposal from the USPS. Consequently, EWA in the third quarter filed a claim with the USPS reflecting its proposed prices.

     Through the second quarter of 1999, Priority Mail contract revenue was billed at a provisional rate set by the USPS, pending a final price determination. The USPS responded to the EWA claim with unilateral provisional price reductions for both prior and future periods. The current provisional rate is below EWA's cost to service this contract. Unless the rate is increased or until negotiation or litigation determines the price, EWA will be compensated below its cost of operation.

     Also, in August 1999, the USPS denied EWA's previously filed claim for reimbursement of additional costs incurred during the 1998 holiday season.

     Consistent with the Company's accounting policies described in Note 1 of the Notes to Consolidated Financial Statements, unbilled revenue from the Priority Mail contract is recognized in the financial statements when it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. In accordance with generally accepted accounting principles, EWA recognizes unbilled revenue related to claims sufficient only to recover costs. No profit was recognized in connection with the Priority Mail contract in the third quarter of 1999. As a result of the claims discussed above and the USPS's decision to assert price reductions, EWA through September 30, 1999 recognized $60.1 million of revenue now in dispute and attributable to claims by the Company under the contract, of which $23.1 million was recognized in the third quarter of 1999. Until the dispute is resolved, any shortfall between EWA's compensation from the Priority Mail contract and its cost of operation will be recognized as unbilled revenue.

     If, as a result of new facts or circumstances, the Company determines that the actual receipt of unbilled revenues is not probable, the uncollectable amount will be charged as expense to operations in the period when and if that determination is made.

     The Company disagrees with the USPS's conclusion and intends to vigorously contest its claim for price determination and denial of the 1998 holiday claim by appropriate action. The Company believes its position is well founded; nonetheless, since the claims are subject to negotiation and/or litigation, there can be no assurance as to their outcome.
Likewise, if determined adversely to the Company, there can be no assurance that this matter will not have a material adverse effect on the Company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     In the first nine months of 1999, the Company's cash and cash equivalents increased $59.4 million to $133.3 million. Cash from operations of $355.8 million provided funding for $267.0 million of capital and software expenditures, $51.0 million of net debt reduction and $25.6 million of dividend payments.

     Cash from operations in the first nine months of 1999 was provided primarily by net income before depreciation, amortization and deferred taxes.

     Capital expenditures of $239.1 million in the first nine months of 1999 increased $39.6 million from the same period last year due primarily to a $71.2 million increase in Con-Way's capital expenditures partially offset by a $33.5 million decline in capital expenditures for the Priority Mail contract. For the first nine months of 1999, Con-Way spent $152.5 million primarily on revenue equipment and infrastructure in connection with its capital reinvestment program. For the remainder of 1999, additional expenditures of approximately $50 million are expected under Con-Way's reinvestment program. Capital expenditures related to the Priority Mail contract in the first nine months of 1999 declined compared to the same period last year given required capital expenditures in the prior period related to the start-up phase of the Priority Mail contract.

     The sale of assets of VantageParts in May 1999 generated proceeds of $29.3 million and a non-recurring net gain of $10.1 million.

     As discussed above under "Results of Operations" for the "Other Segment", the provisional rate currently being paid to EWA by the U.S. Postal Service under the Priority Mail contract is below EWA's cost to service the contract. Until the dispute over pricing is resolved, the Company's liquidity will be negatively impacted by the shortfall between EWA's compensation from the contract and its cost of operation.

     At September 30, 1999, the Company had $80.0 million of borrowings outstanding under its $350 million unsecured credit facility and $35.0 million outstanding under $95.0 million of uncommitted lines of credit. Of the $115.0 million outstanding under both the unsecured credit facility and the uncommitted lines, $90.0 million were classified as long-term debt based on the Company's ability and intent to refinance the borrowings on a long-term basis. The $90.0 million of long-term borrowings under lines of credit were used to partially fund the redemption of $117.7 million outstanding under the Company's 9 1/8% notes, which matured in August 1999. In September 1999, the Company secured a supplemental $100 million unsecured credit facility to provide additional liquidity until designated long-term borrowings under lines of credit are refinanced with a longer-term instrument; no borrowings were outstanding under this new facility at September 30, 1999.

     The $350 million facility is also available for issuance of letters of credit. Under that facility, outstanding letters of credit totaled $63.6 million at September 30, 1999, which left available capacity of $206.4 million. In addition, the Company had available capacity of $60.0 million under other uncommitted lines of credit. Under several other unsecured facilities, $49.2 million of letters of credit were outstanding at September 30, 1999.

     The Company filed a shelf registration statement with the Securities and Exchange Commission in June 1998 that covers $250 million of debt and equity securities for future issuance with terms to be decided when and if issued.

     The Company's ratio of total debt to capital decreased to 31.0% at September 30, 1999, from 36.4% at December 31, 1998, primarily due to lower borrowings and higher shareholders' equity from net income.

MARKET RISK
-----------

     There have been no material changes in the Company's market risk sensitive instruments and positions since its disclosure in its Annual Report on Form 10-K for the year ended December 31, 1998.

CYCLICALITY AND SEASONALITY
---------------------------

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

YEAR 2000
---------

     Renovation of all business-critical Information Technology (IT) Systems was complete at September 30, 1999. Validation was substantially completed in October 1999.

     Like many other companies, an issue affecting the Company is the ability of its computer systems and software to process the year 2000 (Y2K or Year 2000). To ensure that the Company's systems are Year 2000 compliant, a team of IT professionals began preparing for the Y2K issue in 1996. In 1997, the Company formed a Steering Committee composed of senior executives to address compliance issues. The Y2K team developed, and the Steering Committee approved, a Company-wide initiative to address issues associated with the year 2000. Company management designated the Y2K project as the highest priority of the Company's Information Technology Department.

     The Company's Y2K compliance efforts are focused on business-critical items. Systems and software are considered "business-critical" if a failure would either have a material adverse impact on the Company's business, financial condition or results of operations or involve a safety exposure to employees or customers.

State of Readiness

     The Company has identified distinct categories for its Y2K compliance efforts: (1) IT Systems, (2) Non-IT Systems, and (3) third parties with which the Company has major relationships. The Company fixed or replaced non-compliant software and systems through a process that involved taking inventory of its systems, assessing risks and impact, correcting non-compliant systems through renovation or replacement, and validating compliance through testing. The has Company committed the resources necessary to bring any residual aspects of the project to scheduled completion.

     IT Systems - IT Systems include mainframes, mid-range computers and servers, networks and workstations, related operating systems and application software. The Company inventoried and assessed all business-critical IT Systems and renovation efforts are complete. Mainframe hardware, operating systems and applications have been fully renovated. Mid-range computers and servers are also complete, as are the related operating systems and application software programs. Network hardware and computer workstations have also been fully renovated. An estimated 80% of the computer workstation operating systems and application software programs have been upgraded. The portion of operating systems and application software programs that has not been confirmed as Y2K compliant is not business-critical and represents vendor software that is being remedied as compliant upgrades are provided by the vendor. The Company continues to monitor, test, and install vendor-related upgrades or "patches" as they become available.

     Non-IT Systems - Non-IT Systems include operating equipment, security systems, and other equipment that may contain microcontrollers with embedded technology. Certain IT Systems may also include embedded technology. The Company has contacted all business-critical operating and support facilities to identify the extent of its embedded technology and has received responses from all of those surveyed locations. All of the business-critical embedded technology the Company is aware of has been confirmed as Y2K compliant.

     Third Party Systems - In addition to its own IT and Non-IT Systems, the Company is also reliant upon system capabilities of third parties (including, among others, customers, vendors, domestic and international government agencies, and U.S. and international airports). The Company believes these third party risks are inherent in the industry and not specific to the Company.

     The Company has communicated with third parties with which the Company has material business relationships to determine the extent to which the Company's systems are vulnerable to those third parties' failure to make necessary changes related to Y2K issues. All of the Company's critical vendors have been contacted and responded to the surveys. If a vendor was determined to be non-compliant, the Company is working to identify a Y2K-compliant vendor as a replacement. In an effort to mitigate risks related to the system capabilities of certain customers, the Company developed Y2K-compliant software upgrades to its tracking and tracing software and other proprietary software utilized by its customers.

     The International Air Transport Association and the Air Transport Association of America are involved in global and industry-wide studies aimed at assessing the Y2K compliance status of airports and other U.S. and international government agencies. As a member of these associations, Emery Worldwide is analyzing the results of these studies as they become available.

Costs to Address Y2K Compliance

     Since 1996, the Company has expensed approximately $35.7 million on Y2K compliance and expects that approximately $4.4 million of additional Y2K compliance costs will be expensed through December 31, 1999. All Y2K costs have been and are expected to be funded from operations. In the nine-months ended September 30, 1999, the Company capitalized $4.5 million of purchased software costs and $23.4 million of internally developed software costs. A portion of the capitalized software costs was for new financial and administrative systems that are Y2K compliant. These systems replaced certain non-compliant systems.

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

Contingency Plans

     The Company established Y2K business resumption contingency plans by evaluating business disruption scenarios and identifying and implementing preemptive strategies. Detailed contingency plans for critical business processes have been completed by all of the Company's operations facilities. The testing of potential scenarios, which are occurring and will continue to take place through the remainder of the year, may result in modifications to the contingency plans. Management plans to incorporate business resumption contingency plans into the Company's normal and future risk management activities.

FORWARD-LOOKING STATEMENTS
--------------------------

     Certain statements included herein constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties. Any such forward-looking statements contained herein should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. In that regard, the following factors, among others and in addition to the matters discussed below and elsewhere in this document, could cause actual results and other matters to differ materially from those in such forward-looking statements: changes in general business and economic conditions; increasing domestic and international competition and pricing pressure; changes in fuel prices; uncertainty regarding the Company's Priority Mail contract with the United States Postal Service, including uncertainties regarding the Company's claims under the contract described herein; labor matters, including changes in labor costs, renegotiations of labor contracts and the risk of work stoppages or strikes; changes in governmental regulation; environmental and tax matters, including the aviation excise tax and aircraft maintenance tax matters discussed herein; Y2K matters; and matters relating to the spin-off of CFC. In that regard, the Company is or may be subject to substantial liabilities with respect to certain matters relating to CFC's business and operations, including, without limitation, guarantees of certain indebtedness of CFC and liabilities for employment-related, tax and environmental matters, including the tax matters described herein. Although CFC is, in general, either the primary or secondary obligor or jointly and severally liable with the Company with respect to these matters, a failure to pay or other default by CFC with respect to the obligations as to which the Company is or may be, or may be perceived to be, liable, whether because of CFC's bankruptcy or insolvency or otherwise, could lead to substantial claims against the Company. As a result of the foregoing, no assurance can be given as to future results of operations or financial condition.


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

ITEM 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             10       Material contracts:

                      $100,000,000 Credit Agreement dated as of September 30, 1999 among CNF Transportation Inc., The Banks Party Hereto and Morgan Guaranty Trust Company of New York, as Administrative Agent

             27       Financial Data Schedule

             99(a) Computation of Ratios of Earnings to Fixed Charges -- the ratios of earnings to fixed charges were 4.2x and 3.8x for the nine months ended September 30, 1999 and 1998, respectively.

               (b) Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends -- the ratios of earnings to combined fixed charges and preferred stock dividends were 4.0x and 3.6x for the nine months ended September 30, 1999 and 1998, respectively.

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended September 30, 1999.


                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company (Registrant) has duly caused this Form 10-Q Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CNF Transportation Inc.
                                (Registrant)

November 12, 1999               /s/Chutta Ratnathicam
                                Chutta Ratnathicam
                                Senior Vice President and
                                  Chief Financial Officer