Form 10-K
period 1999-12-31
CNF TRANSPORTATION INC
filed 2000-03-28
CIK 23675

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 1999
                  Commission File Number 1-5046

                     CNF TRANSPORTATION INC.
              Incorporated in the State of Delaware
          I.R.S. Employer Identification No. 94-1444798
       3240 Hillview Avenue, Palo Alto, California  94304
                 Telephone Number (650) 494-2900

   Securities Registered Pursuant to Section 12(b) of the Act:

                                           Name of Each Exchange
          Title of Each Class              on Which Registered
          ------------------------------   ----------------------
          Common Stock ($.625 par value)   New York Stock Exchange
                                           Pacific Stock Exchange

   Securities Registered Pursuant to Section 12(g) of the Act:

                      7.35% Notes Due 2005
                      8 7/8% Notes Due 2010

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
   -----      -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes  X     No
   -----      -----
Aggregate market value of voting stock held by persons other than Directors, Officers and those shareholders holding more than 5% of the outstanding voting stock, based upon the closing price per share Composite Tape on January 31, 2000: $1,258,097,931

 Number of shares of Common Stock outstanding as of February 29,2000:
                            48,493,099


                           - PAGE 1 -


               DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV

CNF Transportation Inc. 1999 Annual Report to Shareholders (only those portions referenced herein are incorporated in this Form 10-
K).

Part III

Proxy Statement dated March 20, 2000 (only those portions referenced herein are incorporated in this Form 10-K).


                     CNF TRANSPORTATION INC.
                            FORM 10-K
                  Year Ended December 31, 1999
                 ------------------------------


                              INDEX
                              -----

Item                                                    Page
----                                                    ----
                              PART I

1.    Business.............................................3
2.    Properties..........................................13
3.    Legal Proceedings...................................15
4.    Submission of Matters to a Vote of
        Security Holders..................................15

                             PART II

5.    Market for the Company's Common Stock and Related
        Security Holder Matters...........................16
6.    Selected Financial Data.............................16
7.    Management's Discussion and Analysis of Financial
        Condition and Results of Operations...............16
7A.   Quantitative and Qualitative Discussions about
        Market Risk.......................................16
8.    Financial Statements and Supplementary Data.........17
9.    Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure...............17

                            PART III

10.   Directors and Executive Officers of the Company.....17
11.   Executive Compensation..............................19
12.   Security Ownership of Certain Beneficial Owners
        and Management....................................19
13.   Certain Relationships and Related Transactions......19

                             PART IV

14.   Exhibits, Financial Statement Schedules and Reports
        on Form 8-K.......................................19


                     CNF TRANSPORTATION INC.
                            FORM 10-K
                  Year Ended December 31, 1999
                  ----------------------------

                             PART I
                             ------

ITEM 1.   BUSINESS

CNF Transportation Inc. and subsidiaries (collectively the Registrant or the Company) is a management company of global supply-chain services with businesses in regional less-than-truckload trucking, multi-modal full truckload, multi-client warehousing and expedited ground transport (Con-Way Transportation Services); domestic and international airfreight, ocean freight, customs brokerage and logistics services (Emery Worldwide); full-service logistics management (Menlo Logistics); postal sortation and transportation services (Emery Worldwide Airlines), and trailer manufacturing (Road Systems).

In compliance with Statement of Financial Accounting Standards
(SFAS) 131, "Disclosures about Segments of an Enterprise and Related Information", the Company discloses segment information in the manner in which the components are organized for making operating decisions, assessing performance and allocating resources. The Company's four segments, which are discussed below, include Con-Way Transportation Services, Emery Worldwide, Menlo Logistics and Other. The Other segment consists primarily of the operations under a Priority Mail contract with the U.S. Postal Service, and includes Road Systems and, prior to the sale of its assets in May 1999, VantageParts. For financial information concerning the Company's business segments, refer to
Note 13 of the Notes to Consolidated Financial Statements contained in the Company's 1999 Annual Report to Shareholders, which is incorporated herein by reference.

The operations of the Company are primarily conducted in the U.S. but to an increasing extent are conducted in foreign countries. For geographic group information, also refer to Note 13 of the Notes to Consolidated Financial Statements contained in the 1999 Annual Report to Shareholders.

On December 2, 1996, the Company completed the tax-free distribution (the Spin-off) to its shareholders of a new publicly traded company, Consolidated Freightways Corporation (CFC), a long-haul less-than-truckload (LTL) motor carrier and its related businesses. The Registrant's shareholders received one share of CFC stock for every two shares of the Registrant's stock that were owned on November 15, 1996. Following the Spin-off, the Company changed its name to CNF Transportation Inc. The Company, formerly Consolidated Freightways, Inc., was incorporated in Delaware in 1958.


CON-WAY TRANSPORTATION SERVICES SEGMENT
--------------------------------------

The Con-Way reporting segment consists of Con-Way Transportation
Services Inc. and its subsidiaries.

Con-Way Regional Carriers

Con-Way's primary business units are three regional LTL motor carriers that operate dedicated regional trucking networks. These regional LTL carriers principally serve core geographic territories with next-day and second-day service to manufacturing, industrial, commercial and retail business-to-business customers.

Con-Way's regional carriers include Con-Way Central Express
(CCX), which serves 25 states of the central and northeast U.S., Ontario and Quebec, Canada and Puerto Rico; Con-Way Southern Express (CSE), which serves a 12-state southern market from Texas to Virginia and Florida, and also operates in Puerto Rico and parts of Mexico; and Con-Way Western Express (CWX), which operates in 13 western states and serves parts of Canada and Mexico.

In 1998, Con-Way began offering coast-to-coast service in all 50 states by fully linking its three regional carriers. The expansion of Con-Way's joint service offerings permits Con-Way's regional carriers to provide full service throughout the U.S. and to major cities in Canada. By offering joint services, the regional carriers can provide next-day and second-day freight delivery between their respective core territories utilizing existing infrastructure. The joint service allows each carrier to provide coverage of inter-regional market lanes that were not previously serviced as part of its core territory.

In February 1999, Con-Way began offering customers a new guaranteed delivery service option. The new service offers an automatic 100% delivery guarantee for an additional charge to the customer.

Con-Way Truckload Services, Con-Way NOW and Con-Way Integrated
Services

Con-Way Truckload Services (CWT) is a full-service, multi-modal truckload company that provides door-to-door delivery of truckload shipments by highway and rail forwarding with domestic intermodal marketing services, and assembly and distribution services. In addition, CWT is a subcontractor for the Priority Mail operation, which is discussed below in the "Other" segment.

Con-Way NOW specializes in time-definite shipments, such as replacement parts, medical equipment and other urgent shipments, where expedited delivery is critical. Con-Way NOW has delivery service in 48 states and parts of Canada.

In 1998, Con-Way created a new business, Con-Way Integrated Services (CIS), to provide logistics solutions to customers. CIS offers integrated supply chain services for shippers, using its own multi-client warehouses, its multi-modal carrier relationships, and alliances with leading supply chain software firms to bring semi-customized solutions configured to its customers' needs.

Con-Way - Competitive Conditions

The trucking industry is intensely competitive. Principal competitors of Con-Way include regional and national LTL companies. Competition in the trucking industry is based on freight rates, service, reliability, transit times and scope of operations.

EMERY WORLDWIDE SEGMENT
-----------------------

The Emery Worldwide reporting segment includes the combined accounts of Emery Air Freight Corporation and its subsidiaries
(EAFC), a portion of the operations of Emery Worldwide Airlines, Inc. (EWA), and Emery Expedite!, Inc. The Registrant is the owner of 100% of the outstanding shares of these companies. EWA primarily provides nightly air delivery services for EAFC and Express Mail (a next-day delivery service) under a contract awarded by the U.S. Postal Service (USPS). The operations of the Express Mail contract are reported in the Emery Worldwide business segment. In 1997, EWA was awarded a contract for the sortation and transportation of Priority Mail, a second-day delivery service, in the eastern United States. The operations of the Priority Mail contract are reported in the Other business segment.

Emery Air Freight Corporation

Emery Air Freight Corporation (EAFC) provides both domestic and international air freight services. In North America, EAFC relies principally on the dedicated aircraft of EWA and EAFC's ground fleet to provide commercial door-to-door delivery for next-day, second-day and deferred shipments. Internationally, EAFC acts principally as a freight forwarder by providing door-to-door and airport-to-airport commercial services in over 200 countries.

Emery Air Freight Corporation - North America

EAFC's hub-and-spoke system is centered at the Dayton, Ohio International Airport, where its leased air cargo facility (the
Hub) and related support facilities are located. The Hub handles a wide variety of shipments, ranging from small packages to heavyweight cargo, with a total effective sort capacity of approximately 1.2 million pounds per hour, generally handling over 5 million pounds of freight daily. While Emery's freight system is designed to handle parcels, packages and shipments of a variety of sizes and weights, its air freight operations are focused primarily on heavy air freight (defined as shipments of 70 pounds or more). The operation of the Hub in conjunction with EWA's airlift system contributes to EAFC's ability to maintain service reliability. As of December 31, 1999, EAFC had substantially completed a $75 million redesign and expansion of the Hub that is expected to increase freight handling capacity 30% in the year 2000.

In addition to the Dayton Hub, EAFC operates nine regional hubs, strategically located around the United States near Sacramento and Los Angeles, California; Dallas, Texas; Chicago, Illinois; Poughkeepsie, New York; Charlotte, North Carolina; Atlanta, Georgia; Nashville, Tennessee; and Orlando, Florida.

EAFC provides services in North America through a system of sales offices and service centers. EAFC's door-to-door service within North America relies on the airlift system of EWA, supplemented with commercial airlines. Customers are typically concerned with timely deliveries rather than the mode of transportation. Because the average cost of ground transportation is considerably less than air transportation, EAFC seeks to manage its costs by using trucks, rather than aircraft, to transport freight whenever possible, typically in connection with second-day and deferred deliveries.

Emery Air Freight Corporation - International

Internationally, EAFC operates primarily as an air freight forwarder using commercial airlines, while utilizing controlled lift only on a limited basis. (International business is defined as shipments that either originate or terminate outside of the United States). EAFC provides services internationally through foreign subsidiaries, branches, service centers and agents. In 1997, EAFC opened new distribution centers in Singapore and Miami to serve Asia and Latin America, respectively.

EAFC's expansion plans have been focused on international operations due to the expectation of greater opportunities in an expanding worldwide economy and the lower capital requirements of the variable-cost based international operations. From 1995 to 1999, EAFC's international air freight revenue increased 37.5%, compared with a 13.8% increase in North American air freight revenue for the same period. Emery's fastest-growing regions internationally have been Latin America and Asia. In 1998, however, business in Asia declined as a result of a severe regional economic downturn that also adversely impacted other international regions.

Emery Worldwide Airlines

In addition to providing aircraft for EAFC's commercial air freight operations, EWA uses its aircraft to provide charter services and also to provide air delivery services for Express Mail (a next-day delivery service) under a ten-year contract with the USPS. The current Express Mail contract was awarded to EWA in 1993. In addition, EWA has also received separate contracts to carry peak-season Christmas and other mail for the USPS.
Emery recognized approximately $253 million, $214 million and $163 million of revenue in 1999, 1998 and 1997, respectively, from Express Mail and other contracts for the USPS, excluding Priority Mail revenue that is reported in the "Other" segment.

Emery Expedite!, Emery Global Logistics and Emery Customs
Brokerage

To enhance the range of services it can offer to its customers and to provide further avenues for growth, Emery has established several variable-cost based "strategic business units." These units include Emery Expedite!, a rapid response freight handling subsidiary providing door-to-door delivery of shipments in North America and overseas. Emery Global Logistics operates North American and international warehouses and distribution centers for a variety of customers. Emery Customs Brokerage (ECB) provides full service customs clearance regardless of mode or carrier. Through ECB, Emery also serves as a global freight forwarder and non-vessel-operating common carrier that provides full and less-than-container load service.

Emery - Competition

The air freight industry is intensely competitive. Principal competitors of Emery include other integrated air freight carriers, air freight forwarders and international airlines and, to a lesser extent, trucking companies, passenger and cargo air carriers. Competition in the air freight industry is intense and is based on, among other things, freight rates, quality of service, reliability, transit times and scope of operations.

Emery - Strategic Initiatives

Management will continue to focus on positioning Emery as a premium service provider. In North America, management intends to continue developing an infrastructure capable of servicing a higher volume of premium and guaranteed delivery services and will seek to reduce the costs associated with its infrastructure. Key initiatives include replacing older and less reliable aircraft with newer aircraft having lower maintenance costs and the recent reconfiguration of its Hub sortation center.

Internationally, Emery's management will focus on expanding its variable-cost-based operations and will continue its efforts to increase international revenue as a percentage of total revenue. For 1999, total international revenue of $1.09 billion comprised 45% of Emery's total revenue.

An important element in providing premium service is the ability to track freight information, optimize carrier selections, and interlink and analyze customer data. Starting in 1996, Emery began to invest in what is expected to be a $75 million multi-year technology program to upgrade its hardware and software systems architecture, including its global tracking system called Emcon 2000. The Emcon 2000 system is expected to provide enhanced tracking information for shipments to reduce mis-sorts, avoid potential overloads and to signal freight with specialized handling requirements. Emery's management expects the Emcon 2000 system to be implemented in 2000 in its North American operations and in 2001 for its international operations.


MENLO LOGISTICS SEGMENT
-----------------------

The Menlo reporting segment consists of Menlo Logistics, Inc., which was founded in 1990, and its subsidiaries (Menlo). Menlo specializes in developing and managing complex national and global supply and distribution networks, including transportation management, dedicated contract warehousing and dedicated contract carriage. In serving its customers, Menlo uses and develops logistics optimization and customer order and shipment tracking software, and also provides real-time warehouse, transportation and order management systems. Menlo has developed the ability to link these systems with each other and with its customers' internal systems.

The Company believes that Menlo's technology skills, operations processes and design expertise with sophisticated logistics systems have established it as a leader in the emerging field of contract logistics. Complex projects, which call upon Menlo's skills in managing carrier networks, dedicated vehicle fleets and automated warehouses as an integrated system, recently have been the fastest growing segment of Menlo's business.

The Company believes that three industry trends have driven Menlo's growth. First, the Company believes that a number of businesses are increasingly evaluating their overall logistics costs, including transportation, warehousing and inventory carrying costs. Second, the Company believes that outsourcing of non-core services, such as distribution, has become more commonplace with many businesses. Finally, the Company believes that the ability to access information through computer networks has increased the value of capturing real-time logistics information to track inventories, shipments and deliveries.

Menlo's ability to provide solutions to intricate distribution issues for large companies with complex supply chains has helped Menlo to secure new projects and expand services for existing customers. In 1998, Menlo secured six new significant contracts. In 1999, Menlo began new projects with Delphi, Williams-Sonoma, The North Face, and a major tool manufacturer. Also in 1999, Menlo agreed to expand certain projects for Hewlett-Packard. Compensation from Menlo's customers takes different forms, including cost-plus, gain-sharing, per-piece, fixed-dollar and consulting fees. In most cases, customers reimburse start-up and development costs.

Menlo seeks to limit the financial commitments it undertakes by typically providing that any facility or major equipment lease that it enters into on behalf of a customer must be assumed by the customer upon termination of the contract with Menlo. However, few customer relationships have been ended by either Menlo or its customers.

While the Company seeks to take advantage of cross-business synergies whenever possible, Menlo is operated as an independent business segment within the Company and not as a conduit through which business can be referred to Con-Way or Emery. The independence of Menlo from the Company's other primary business units is viewed as essential to maintaining Menlo's credibility with its customers.

Menlo - Competition

Menlo operates in the relatively new but intensely competitive third-party logistics (3PL) industry. Competition is based largely on computer system skills and the ability to rapidly implement logistics solutions. Competitors in the 3PL industry are numerous and include domestic and foreign logistics companies and the logistics arms of integrated transportation companies; however, Menlo primarily competes against a limited number of major competitors that have resources sufficient to service large logistics contracts.

OTHER SEGMENT
-------------

The Other segment consists primarily of the operations under a Priority Mail contract with the USPS, and includes Road Systems, a trailer manufacturer, and prior to the sale of its assets in May 1999, VantageParts, a wholesale distributor of truck parts and supplies.

Priority Mail Contract

In April 1997, the USPS awarded EWA a contract for the sortation and transportation of Priority Mail, a second-day delivery service, in portions of 13 states in the eastern United States. This contract expires in February 2002 and may be renewed, at the option of the USPS, for two additional terms of three years. The Company recognized $555.5 million, $410.8 million, and $51.6 million of revenue from the Priority Mail contract in 1999, 1998, and 1997, respectively.

Among other things, the Priority Mail contract calls for EWA to lease or acquire, equip, fully staff and operate ten Priority Mail Processing Centers (PMPCs) in ten major metropolitan areas, primarily along the eastern seaboard. All ten of the PMPCs were operational as of June 30, 1998. EWA also provides air transportation under the contract and provides ground transportation between the PMPCs and other USPS facilities. Con-Way Truckload Services, a subsidiary of Con-Way Transportation Services, acts as a subcontractor and provides line-haul transportation between PMPCs.

Issues arising from the Priority Mail contract, including an ongoing dispute as to pricing terms under the contract, are discussed in Management's Discussion and Analysis - Other Segment contained in the Company's 1999 Annual Report to Shareholders, which is incorporated herein by reference. The Company has had discussions with the USPS on a range of possibilities for restructuring the activities under the Priority Mail contract. Although the Company cannot predict whether these discussions will in fact result in additional payments to the Company or a modification to the contract, the wide range of alternatives discussed has included both increasing and decreasing the scope of the Company's activities under the contract and both partial and total termination of the contract. In addition, both the Company and the USPS have notified each other of alleged breaches under the contract. If the Company's activities under the contract are curtailed or terminated, the costs could be material. Likewise, it is possible that the USPS could assert claims against the Company for breach of the contract or other matters, which could be significant.

In March 2000, the Company filed a claim with the USPS related to the Priority Mail contract to recover actual and expected reductions to EWA's contract pricing. This claim was filed in response to a reduction by the USPS in contract pricing for both prior and future periods. The claim is in addition to the previously reported 1999 pricing claim and substantially covers the remaining initial term of the contract.

Road Systems and VantageParts

A majority of the revenue from Road Systems and, prior to the sale of its assets in May 1999, VantageParts, was from sales to other subsidiaries of the Company and to CFC. Road Systems primarily manufactures and rebuilds trailers, converter dollies and other transportation equipment.

Prior to the sale of its assets in May 1999, VantageParts served as a distributor and remanufacturer of vehicle component parts and accessories to the heavy-duty truck and trailer industry, as well as the maritime, construction and aviation industries.


GENERAL
-------

Employees

At December 31, 1999, the Company had approximately 34,400 regular employees of which 30,800 were regular full-time employees. The 34,400 regular part-time and full-time employees by segment were as follows: Con-Way, 15,100; Emery Worldwide, 11,900; Menlo, 2,200; Other segment, 4,300. Approximately 900 regular employees were employed by CNF in executive, administrative and technology positions to support the Company's operating subsidiaries.

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

Regulation - Ground Transportation

The motor carrier industry is subject to federal regulation by the Federal Highway Administration (FHWA) and the Surface Transportation Board (STB), both of which are units of the United States Department of Transportation (DOT). The FHWA performs certain functions inherited from the Interstate Commerce Commission (ICC) relating chiefly to motor carrier registration, cargo and liability insurance, extension of credit to motor carrier customers, leasing of equipment by motor carriers from owner-operators and enforces comprehensive trucking safety regulations. The STB has authority to resolve certain types of pricing disputes and authorize certain types of intercarrier agreements under jurisdiction inherited from the ICC.

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

Regulation - Air Transportation

The air transportation industry is subject to extensive regulation by various federal, state and foreign governmental entities. The industry is subject to federal regulation under the Federal Aviation Act of 1958, as amended (Aviation Act) and regulations issued by the DOT pursuant to the Aviation Act. EAFC, as an air freight forwarder, and EWA, as an airline, are subject to different regulations. Air freight forwarders are exempted from most DOT economic regulations and are not subject to Federal Aviation Administration (FAA) safety regulations, except security-related rules. Airlines such as EWA are subject to, among other things, maintenance, operating and other safety-related regulations by the FAA, including Airworthiness Directives promulgated by the FAA which require airlines such as EWA to make modifications to aircraft.

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

Regulation - Environmental

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

ITEM 2.   PROPERTIES

CON-WAY TRANSPORTATION SERVICES SEGMENT
---------------------------------------

As of December 31, 1999, Con-Way operated 318 freight service centers, of which 86 were owned and 232 were leased. The service centers, which are strategically located to cover the geographic area served by Con-Way, represent physical buildings and real property with dock, office and/or shop space ranging in size from approximately 1,000 to 96,000 square feet. These facilities do not include meet-and-turn points, which generally represent small owned or leased real property with no physical structures.

In addition to freight service centers operated by Con-Way's regional carriers, Con-Way Integrated Services leases 3 warehouses near Los Angeles, California; Chicago, Illinois; and
Jersey City, New Jersey. The warehouses range in size from approximately 103,000 to 171,000 square feet.

The total number of trucks, tractors and trailers utilized in the Con-Way operations at December 31, 1999 was approximately 27,700.

EMERY WORLDWIDE SEGMENT
-----------------------

Emery's hub system is centered at the Dayton, Ohio International Airport (the Hub), where its leased air cargo facility and related support facilities are located. The Hub, which encompasses approximately 800,000 square feet, was financed by City of Dayton, Ohio revenue bonds. The Hub and related property secures the principal amount of the industrial revenue bonds.

As of December 31, 1999, EAFC operated 232 freight service centers, of which 11 were owned. The service centers are strategically located to cover the geographic areas served by Emery. These facilities range in size from approximately 1,000 to 112,000 square feet of office, dock and/or shop space.

In addition to the freight service centers operated by EAFC, Emery also leases various customer-dedicated warehouses and 4 large multi-user warehouses in Dayton, Ohio; Miami, Florida; the Netherlands, and Singapore. The multi-user warehouses range from approximately 104,000 to 136,000 square feet.

At December 31, 1999, Emery operated 74 aircraft, of which 26 were owned and 48 were leased. In addition to owned and leased aircraft, Emery "wet leases" aircraft on a short-term basis to supplement nightly capacity and to provide feeder services. The wet lease agreements call for the owner-lessor to provide flight crews, insurance, maintenance, fuel and other supplies required to operate the aircraft. Although aircraft under wet leases can vary depending on seasonal demand, 17 aircraft were used in connection with these agreements as of December 31, 1999. At December 31, 1999, EWA had entered into commitments for operating leases for 9 new aircraft to be delivered in 2000.

As of December 31, 1999, 1 aircraft was dedicated for exclusive use in the Priority Mail operations and 19 of the aircraft reported above were designated for shared use with the Priority Mail operation. These aircraft, which are used primarily at night in EWA's commercial non-Priority Mail freight operations, are also used in "daylight turns" of aircraft for the transportation of Priority Mail. As of December 31, 1999, 26 aircraft were dedicated to service the Express Mail contract with the USPS. Operations related to the Express Mail contract are included in the Emery Worldwide segment and the Priority Mail operations are included in the Other segment.

At December 31, 1999, EAFC operated approximately 1,700 trucks, tractors and trailers, as well as equipment provided by its agents.

MENLO LOGISTICS SEGMENT
-----------------------

As of December 31, 1999, Menlo operated 35 warehouses. Of these warehouses operated by Menlo, 25 were leased by Menlo and 9 were leased or owned by Menlo's clients. The 25 facilities leased by Menlo ranged in size from approximately 16,000 to 366,000 square feet.

At December 31, 1999, Menlo operated approximately 400 trucks, tractors and trailers.


OTHER SEGMENT
-------------

The principal operating properties of the Other segment are comprised primarily of 10 Priority Mail Processing Centers (PMPCs) and related sortation and transportation equipment. The PMPCs, which are large warehouses modified for efficient sortation of mail, range in size from approximately 120,000 to 300,000 square feet. The 10 PMPCs are located in the eastern United States in Newark and Bridgeport, New Jersey; Bethpage and Rochester, New York; Nashua, New Hampshire; Pittsburgh, Pennsylvania; Springfield, Massachusetts; and Jacksonville, Miami and Orlando, Florida.

As discussed above under "Emery Worldwide Segment", as of December 31, 1999, 1 aircraft in EWA's fleet was used exclusively in the Priority Mail operations and 19 of the aircraft that are dedicated to Emery's operations were designated for shared use with the Priority Mail operation. These aircraft, which are used primarily at night in EWA's commercial non-Priority Mail freight operations, are also used in "daylight turns" of aircraft for the transportation of Priority Mail.

At December 31, 1999, approximately 900 trucks, tractors and trailers were operated by EWA in the Priority Mail operation.

ITEM 3.   LEGAL PROCEEDINGS

The legal proceedings of the Company are summarized in Note 12 of the Notes to Consolidated Financial Statements contained in the 1999 Annual Report to Shareholders and is incorporated herein by reference. Discussion of environmental matters is presented in
Item 1.

The Department of Transportation, through its Office of Inspector General, and the Federal Aviation Administration are conducting an investigation relating to the handling of hazardous materials by Emery. The investigation is ongoing and Emery is cooperating fully. Because the investigation is at a preliminary stage, we are unable to predict the outcome of this investigation.

On February 16, 2000, a DC-8 cargo aircraft operated by EWA crashed shortly after take-off from Mather Field, near Sacramento, California. The crew of three was killed. There were no reported injuries on the ground. The cause of the crash has not been determined. The National Transportation Safety Board has begun an investigation.

We are currently unable to predict the outcome of this matter or the effect it may have on the Company. We may be subject to claims and proceedings relating to the crash, which could include private lawsuits seeking monetary damages and governmental proceedings. Although EWA maintains insurance that is intended to cover claims that may arise in connection with an airplane crash, the Company cannot assure that the insurance will in fact be adequate to cover all possible types of claims. In particular, any claims for punitive damages or any impact of possible government proceedings or other sanctions would not be covered by insurance.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                             PART II
                             -------

Information for Items 5 through 8 of Part II of this Report appears in the Company's 1999 Annual Report to Shareholders as indicated below and is incorporated herein by reference.


ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
SECURITY HOLDER MATTERS

The Company's common stock is listed for trading on the New York and Pacific Stock Exchanges under the symbol "CNF".
                                                 Page Number of Annual
                                                Report to Shareholders
                                                ----------------------
Range of common stock prices for each of the quarters
  in 1999 and 1998                                                  32
Common shareholders of record at December 31, 1999                  34
Dividends paid on common stock for each of the quarters
  in 1999 and 1998                                                  32


ITEM 6.   SELECTED FINANCIAL DATA

Selected Consolidated Financial Data                                34

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS              8

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK                                         12

Certain statements included or incorporated by reference herein constitute "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties. Any such forward-looking statements contained or incorporated by reference herein should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. In that regard, the following factors, among others and in addition to the matters discussed below and elsewhere in this document and in documents incorporated by reference herein, could cause actual results and other matters to differ materially from those in such forward-looking statements: changes in general business and economic conditions; increasing domestic and international competition and pricing pressure; changes in fuel prices, particularly in light of recent fuel price increases; uncertainty regarding the Company's Priority Mail contract with the USPS, including uncertainties regarding the Company's claims under the contract described herein or incorporated by reference; labor matters, including changes in labor costs, renegotiations of labor contracts and the risk of work stoppages or strikes; changes in governmental regulation; environmental and tax matters, including claims made by the Internal Revenue Service with respect to the aviation excise tax and aircraft maintenance tax matters discussed in documents incorporated by reference; and matters relating to the spin-off of Consolidated Freightways Corporation
(CFC). In that regard, the Company is or may be subject to substantial liabilities with respect to certain matters relating to CFC's business and operations, including, without limitation, guarantees of certain indebtedness of CFC and liabilities for employment-related, tax and environmental matters, including the tax matters discussed in documents incorporated by reference. Although CFC is, in general, either the primary or secondary obligor or jointly and severally liable with the Company with respect to these matters, a failure to pay or other default by CFC with respect to the obligations as to which the Company is or may be, or may be perceived to be, liable, whether because of CFC successfully contesting their obligation to reimburse the Company or otherwise, could lead to substantial claims against the Company. As a result of the foregoing, no assurance can be given as to future results of operations or financial condition.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                 Page Number of Annual
                                                Report to Shareholders
                                                ----------------------
Consolidated Balance Sheets                                         14
Statements of Consolidated Income                                   16
Statements of Consolidated Cash Flows                               17
Statements of Consolidated Shareholders' Equity                     18
Notes to Consolidated Financial Statements                          20


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                            PART III
                            --------

Information for Items 10 through 12 of Part III of this Report appears in the Proxy Statement for the Company's 1999 Annual
Meeting of Shareholders to be held on April 25, 2000, as indicated below and is incorporated by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The Executive Officers of the Company, their ages at December 31,
1999, and their applicable business experience are as follows:

Gregory L. Quesnel, 51, President and Chief Executive Officer of the Company. Mr. Quesnel joined the CNF organization as Director of Accounting in 1975, following several years of professional experience with major corporations in the petroleum and wood products industries. Mr. Quesnel advanced through increasingly responsible positions and in 1986 was promoted to the top financial officer position at the Company's largest subsidiary. In 1990, Mr. Quesnel was elected Vice President and Treasurer of CNF; in 1991, he was elected Senior Vice President and Chief Financial Officer; and he was promoted to Executive Vice President and Chief Financial Officer in 1994. As part of a planned succession, Mr. Quesnel was elected President and Chief Operating Officer in July 1997. In May 1998, Mr. Quesnel was named President and Chief Executive Officer of the Company. At that time, he was also elected as a member of the CNF Board of Directors. Mr. Quesnel is a member of the Financial Executives Institute, the California Business Roundtable, and the Conference Board. He also serves as a member of the Executive Committee of the Bay Area Council of the Boy Scouts of America. Mr. Quesnel earned a bachelor's degree in finance from the University of Oregon and holds a master's degree in business administration from the University of Portland. Mr. Quesnel is a member of the Executive and Director Affairs Committees of the Board.

Gerald L. Detter, 55, President and Chief Executive Officer of Con-Way Transportation Services and Senior Vice President of the Company. Mr. Detter joined the former Consolidated Freightways Corporation of Delaware (CFCD) in 1964 as a dockman and advanced through several positions of increasing responsibility to become Division Manager in Detroit, Michigan in 1976. In 1982, he was named the first President and Chief Executive Officer of Con-Way Central Express. In 1997, Mr. Detter was named to his current position.

Roger Piazza, 60, President and Chief Executive Officer of Emery Worldwide and Senior Vice President of the Company. Mr. Piazza originally joined the former CF AirFreight in 1976 as manager of the Detroit Service Center. During the following ten years he served as a division manager and area vice president. Following the merger of CF AirFreight and Emery Worldwide in 1989, Mr. Piazza was named Vice President - North America. In 1999, Mr. Piazza was named to his current position.

Chutta Ratnathicam, 52, Senior Vice President and Chief Financial Officer of the Company. Mr. Ratnathicam joined the Company in 1977 as a corporate auditor and following several increasingly responsible positions was named Vice President Internal Audit for the Company in 1989. In 1991, he was promoted to Vice President-International for Emery. In 1997, Mr. Ratnathicam was named Senior Vice President and Chief Financial Officer of the Company.

Eberhard G.H. Schmoller, 56, Senior Vice President, General Counsel and Secretary of the Company. Mr. Schmoller joined CFCD in 1974 as a staff attorney and in 1976 was promoted to CFCD Assistant General Counsel. In 1983, he was appointed Vice President and General Counsel of the former CF AirFreight and assumed the same position with Emery after the acquisition in 1989. Mr. Schmoller was named Senior Vice President and General Counsel of the Company in 1993.

John H. Williford, 43, President and Chief Executive Officer of Menlo Logistics and Senior Vice President of the Company. Mr. Williford joined the Company in 1981 as an Economics/Senior Marketing Analyst. In 1984, he was named Director of Marketing for the Company's international operations and was later appointed Director of Marketing for the Company. Since its inception in 1990, Mr. Williford has been the principal executive in charge of Menlo Logistics, first as General Manager and then as President and Chief Executive Officer. In 1998, Mr. Williford was named Senior Vice President of the Company.

Information regarding members of the Company's Board of Directors is presented on pages 3 through 9, inclusive, of the Company's
Proxy Statement dated March 20, 2000 and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION
                                                       Page Number of
                                                       Proxy Statement
                                                       ---------------
Compensation Information                                            13

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Stock Ownership - Directors and Executive Officers                  10
Stock Ownership - Significant shareholders                          32


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.


                             PART IV
                             -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a)  1.   FINANCIAL STATEMENTS

     The consolidated financial statements of the Company, together with the Notes to Consolidated Financial Statements, and the report thereon of Arthur Andersen LLP, dated January 28, 2000, are presented on pages 14 through 33 of the Company's 1999 Annual Report to Shareholders and are incorporated herein by reference. With the exception of the information incorporated by reference in Items 1, 3, 5, 6, 7, 7A, 8 and 14 hereof, the Company's 1999 Annual Report to Shareholders is not to be deemed as filed as part of this Report.

     2.   FINANCIAL STATEMENT SCHEDULE
                                                           Page Number
                                                          in Form 10-K
                                                          ------------
      Report of Independent Public Accountants
       on Financial Statement Schedule                            S-1
      Schedule II - Valuation and Qualifying Accounts             S-2

     All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements, or the notes thereto, contained in the Company's 1999 Annual Report to Shareholders and incorporated herein by reference.


     3.   EXHIBITS

     Exhibits are being filed in connection with this Report and are incorporated herein by reference. The Exhibit Index on pages E-1 through E-6 is incorporated herein by reference.


(b)  REPORTS ON FORM 8-K

     On March 8, 2000, the Registrant filed a Report on Form 8-K in connection with the issuance of $200 million aggregate principal amount of its 8 7/8% Notes due 2010 (the "Notes") under the Company's shelf registration statement on Form S-3 (File No. 333-56667). In the Report on Form 8-K, the Company filed an Underwriting Agreement, Indenture and form of Note executed in connection with the previously announced public offering of the Notes.


                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CNF TRANSPORTATION INC.
                                        (Registrant)


March 27, 2000                     /s/ Gregory L. Quesnel
                                   --------------------------------
                                   President and Chief Executive
                                   Officer



March 27, 2000                     /s/ Chutta Ratnathicam
                                   ---------------------------------
                                   Chutta Ratnathicam
                                   Senior Vice President and
                                   Chief Financial Officer



March 27, 2000                     /s/ Gary D. Taliaferro
                                   ---------------------------------
                                   Gary D. Taliaferro
                                   Corporate Controller


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



March 27, 2000                     /s/ Donald E. Moffitt
                                   ---------------------------------
                                   Donald E. Moffitt
                                   Chairman of the Board



March 27, 2000                     /s/ Gregory L. Quesnel
                                   ---------------------------------
                                   Gregory L. Quesnel
                                   President, Chief Executive
                                   Officer and Director



March 27, 2000                     /s/ Robert Alpert
                                   ---------------------------------
                                   Robert Alpert, Director



March 27, 2000                     /s/ Richard A. Clarke
                                   ---------------------------------
                                   Richard A. Clarke, Director



March 27, 2000                     /s/ Margaret G. Gill
                                   ---------------------------------
                                   Margaret G. Gill, Director



March 27, 2000
                                   ---------------------------------
                                   Robert Jaunich II, Director



March 27, 2000                     /s/ W. Keith Kennedy, Jr.
                                   ---------------------------------
                                   W.   Keith   Kennedy,   Jr., Director


                           SIGNATURES




March 27, 2000                     /s/ Richard B. Madden
                                   --------------------------------
                                   Richard B. Madden, Director



March 27, 2000                     /s/ Michael J. Murray
                                   --------------------------------
                                   Michael J. Murray, Director



March 27, 2000                     /s/ Robert D. Rogers
                                   --------------------------------
                                   Robert D. Rogers, Director



March 27, 2000
                                   --------------------------------
                                   William J. Schroeder, Director



March 27, 2000                     /s/ Robert P. Wayman
                                   --------------------------------
                                   Robert P. Wayman, Director



                           - S-1 -




            CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
            -----------------------------------------

As independent public accountants, we hereby consent to the incorporation of our reports included and incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statement File Nos. 2-81030, 33-52599, 33-60619, 33-
60625, 33-60629, 333-26595, 333-30327, 333-48733, 333-56667, and
333-92399



                                             /s/Arthur Andersen LLP
                                             ----------------------
                                             ARTHUR ANDERSEN LLP


San Francisco, California
March 24, 2000


            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
            ----------------------------------------

To the Shareholders and Board of Directors of CNF Transportation Inc.:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in CNF Transportation Inc.'s 1999 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 28, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Schedule II--Valuation and Qualifying Accounts on page S-2 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             /s/Arthur Andersen LLP
                                             ----------------------
                                             ARTHUR ANDERSEN LLP

San Francisco, California
January 28, 2000

                           - S-2 -

                         SCHEDULE II

                  CNF TRANSPORTATION INC.
            VALUATION AND QUALIFYING ACCOUNTS
           THREE YEARS ENDED DECEMBER 31, 1999
                      (In thousands)

DESCRIPTION
-----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS


                   ADDITIONS
       ------------------------------------
        BALANCE AT  CHARGED TO CHARGED TO                BALANCE AT
         BEGINNING   COSTS AND   OTHER                       END
        OF PERIOD    EXPENSES   ACCOUNTS     DEDUCTIONS     PERIOD
        ---------    --------   --------     ----------    -------

1999     $21,098     $15,229      $   -     $(10,164)(a)   $26,163


1998     $20,155     $11,050      $   -     $(10,107)(a)   $21,098


1997     $18,712     $12,528      $   -     $(11,085)(a)   $20,155


(a)  Accounts written off net of recoveries.




                     INDEX TO EXHIBITS
                       ITEM 14(a)(3)

Exhibit No.
-----------

(3)  Articles of incorporation and by-laws:

     3.1 CNF Transportation Inc. Certificate of Incorporation,as amended. (Exhibit 4(a) to the Company's registration statement on Form S-3 dated May 6, 1997.*)

     3.2   CNF Transportation Inc. By-laws, as amended
           September 28, 1998 (Exhibit 4(b) to the Company's registration statement on Form S-3 dated November 10, 1998.*).

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

     4.3 Indenture between the Registrant and The First National Bank of Chicago Bank, trustee, with respect to debt securities. (Exhibit 4(d) as filed on Form S-3 dated June 27, 1995*)

     4.4 Indenture between the Registrant and Bank One, Columbus, NA, trustee, with respect to subordinated debt securities. (Exhibit 4(e) as filed on Form S-3 dated June 27, 1995*)

     4.5   Form of Security for 7.35% Notes due 2005 issued by
           Consolidated Freightways, Inc. (Exhibit 4.4 as filed on Form S-4 dated June 27, 1995*)

     4.6   Declaration of Trust of the Trust (Exhibit 4(k) to the
           Company's Amendment 1 to Form S-3 dated May 30, 1997*)

     4.7   Form of Amended and Restated Declaration of Trust of the
           Trust, including form of Trust Preferred Security. (Exhibit 4(l) to the Company's Amendment 1 to Form S-3 dated May 9, 1997*)

     4.8 Form of Guarantee Agreement with respect to Trust Preferred Securities. (Exhibit 4(m) to the Company's Amendment 1 to Form S-3 dated May 30, 1997*)

     4.9   Form of Indenture between CNF Transportation Inc. and Bank
           One Trust Company, National Association (Exhibit 4(d)(i) to the Company's Form 8-K dated March 3, 2000*).

     4.10 Form of Security for 8 7/8% Notes due 2010 issued by CNF Transportation Inc. (Exhibit 4(i) to the Company's Form 8-K dated March 3, 2000*).

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


(10) Material contracts:

     10.1 Consolidated Freightways, Inc. Long-Term Incentive Plan of 1988 as amended through Amendment 3. (Exhibit 10.2 as filed on Form SE dated March 25, 1991*#)

     10.2 Consolidated Freightways, Inc. Stock Option Plan of 1988 as amended. (Exhibit 10(i) to the Company's Form 10-K for the year ended December 31, 1987 as amended in Form S-8 dated December 16, 1992*#)

     10.3 Emery Air Freight Plan for Retirees, effective October 31, 1987. (Exhibit 4.23 to the Emery Air Freight Corporation Quarterly Report on Form 10-Q dated November 16, 1987**)

     10.4 Consolidated Freightways, Inc. Common Stock Fund (formerly Emery Air Freight Corporation Employee Stock Ownership Plan, as effective October 1, 1987 ("ESOP"). (Exhibit 4.33 to the Emery Air Freight Corporation Annual Report on Form 10-K dated March 28,1988**)

     10.5  Employee Stock Ownership Trust Agreement, dated as of
           October 8, 1987, as amended, between Emery Air Freight
           Corporation and Arthur W. DeMelle, Daniel J. McCauley and Daniel
           W. Shea, as Trustees under the ESOP Trust. (Exhibit 4.34 to the Emery Air Freight Corporation Annual Report on Form 10-K dated March 28, 1988**)


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

     10.29 CNF Transportation Inc. 1997 Equity and Incentive Plan as amended as of January 31, 2000. (Exhibit A to the Company's Proxy Statement dated March 20, 2000. *#)

     10.30 CNF Transportation Inc. Deferred Compensation Plan for
           Directors 1998 Restatement. (Exhibit 10.34 to the Company's Form 10-K for the year ended December 31, 1997. *#)

     10.31 CNF Transportation Inc. Executive Severance Plan. (Exhibit 10.32 to the Company's Form 10-K for the year ended December 31, 1998.*#)

     10.32 CNF Transportation Inc. Summary of Incentive Compensation plans for 2000. #

     10.33 Value Management Plan dated June 28, 1999.#

(12a)Computation of ratios of earnings to fixed charges

(12b)Computation of ratios of earnings to combined fixed charges and preferred stock dividends.

(13) Annual report to security holders:

     CNF Transportation Inc. 1999 Annual Report to Shareholders
     (Only those portions referenced herein are incorporated in this Form 10-K. Other portions such as "Letter to Shareholders" are not required and, therefore, are not "filed" as part of this Form 10-K.)

(21) Significant Subsidiaries of the Company.

(27) Financial Data Schedule


(99) Additional documents:

     99.1 CNF Transportation Inc. 1999 Notice of Annual
          Meeting and Proxy Statement dated March 20, 2000 and filed on Form DEF 14A. (Only those portions referenced herein are incorporated in this Form 10-K. Other portions are not required and, therefore, are not "filed" as a part of this Form 10-K. *)

     99.2 Note Agreement dated as of July 17, 1989, between the ESOP, Consolidated Freightways, Inc. and the Note Purchasers named therein. (Exhibit 28.1 as filed on Form SE dated July 21, 1989*)

     99.3 Guarantee and Agreement dated as of July 17, 1989, delivered by Consolidated Freightways, Inc. (Exhibit 28.2 as filed on Form SE dated July 21, 1989*).

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


                   Footnotes to Exhibit Index
                   ---------------------------

* Previously filed with the Securities and Exchange Commission and incorporated herein by reference.

** Incorporated by reference to indicated reports filed under the Securities Act of 1934, as amended, by Emery Air Freight
     Corporation File No. 1-3893.

# Designates a contract or compensation plan for Management or Directors.