Form 10-Q
period 2000-03-31
CNF TRANSPORTATION INC
filed 2000-05-10
CIK 23675

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2000

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



            Number of shares of Common Stock, $.625 par value,
               outstanding as of April 30, 2000: 48,526,036

                          CNF TRANSPORTATION INC.
                                 FORM 10-Q
                        Quarter Ended March 31, 2000

___________________________________________________________________________
___________________________________________________________________________

                                   INDEX



PART I.   FINANCIAL INFORMATION                           Page

  Item 1. Financial Statements

          Consolidated Balance Sheets -
            March 31, 2000 and December 31, 1999             3

          Statements of Consolidated Income -
            Three Months Ended March 31, 2000 and 1999       5

          Statements of Consolidated Cash Flows -
            Three Months Ended March 31, 2000 and 1999       6

          Notes to Consolidated Financial Statements         7

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations                                   12


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                 19

  Item 6. Exhibits and Reports on Form 8-K                  20


SIGNATURES                                                  20

                       PART I. FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS

                          CNF TRANSPORTATION INC.
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                                   March 31,    December 31,
                                                     2000          1999

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                     $  111,415     $  146,263
  Trade accounts receivable, net of
     allowances (Note 1)                         1,012,703        914,307
  Other accounts receivable                         27,974         25,419
  Operating supplies, at lower of average
     cost or market                                 42,670         46,019
  Prepaid expenses                                  60,980         41,971
  Deferred income taxes                             27,322         26,254
     Total Current Assets                        1,283,064      1,200,233

PROPERTY, PLANT AND EQUIPMENT, NET
  Land                                             122,563        119,403
  Buildings and leasehold improvements             601,336        573,688
  Revenue equipment                                859,327        854,519
  Other equipment                                  460,786        447,962
                                                 2,044,012      1,995,572
  Accumulated depreciation and amortization       (899,716)      (864,538)
                                                 1,144,296      1,131,034

OTHER ASSETS
  Deferred charges and other assets (Note 7)       189,107        200,739
  Capitalized software, net                         89,483         88,157
  Unamortized aircraft maintenance, net (Note 1)   238,507        226,629
  Goodwill, net                                    263,116        265,896
                                                   780,213        781,421
TOTAL ASSETS                                    $3,207,573     $3,112,688


     The accompanying notes are an integral part of these statements.

                          CNF TRANSPORTATION INC.
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                                   March 31,    December 31,
                                                     2000          1999
LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
  Accounts payable                              $  321,467     $  305,954
  Accrued liabilities                              491,750        543,353
  Accrued claims costs                             120,999         99,940
  Current maturities of long-term debt and
     capital leases                                  7,552          6,452
  Short-term borrowings                                 -          40,000
  Income taxes payable                              74,367         53,455
     Total Current Liabilities                   1,016,135      1,049,154

 LONG-TERM LIABILITIES
  Long-term debt and guarantees (Note 2)           424,060        322,800
  Long-term obligations under capital leases       110,619        110,646
  Accrued claims costs                              57,462         81,978
  Employee benefits                                226,804        217,519
  Other liabilities and deferred credits            44,892         45,450
  Aircraft lease return provision (Note 1)          60,154         63,678
  Deferred income taxes                            144,078        128,515
     Total Liabilities                           2,084,204      2,019,740

 COMMITMENTS AND CONTINGENCIES (Note 7)

 COMPANY-OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES OF SUBSIDIARY TRUST
  HOLDING SOLELY CONVERTIBLE DEBENTURES OF
  THE COMPANY (Note 6)                             125,000        125,000

 SHAREHOLDERS' EQUITY
  Preferred stock, no par value; authorized
   5,000,000 shares:
     Series B, 8.5% cumulative, convertible,
       $.01 stated value; designated 1,100,000
       shares; issued 834,312 and 840,407
       shares, respectively                              8              8
  Additional paid-in capital, preferred stock      126,890        127,817
  Deferred compensation, Thrift and Stock Plan     (85,791)       (87,600)
     Total Preferred Shareholders' Equity           41,107         40,225

  Common stock, $.625 par value; authorized
     100,000,000 shares; issued 55,336,005
     and 55,306,947 shares, respectively            34,585         34,567
  Additional paid-in capital, common stock         329,633        328,721
  Retained earnings                                780,385        747,936
  Deferred compensation, restricted stock           (1,965)        (2,010)
  Cost of repurchased common stock
     (6,826,731 and 6,856,567 shares,
     respectively)                                (168,322)      (169,057)
                                                   974,316        940,157
  Accumulated foreign currency translation
    adjustment                                     (12,659)        (8,039)
  Minimum pension liability adjustment              (4,395)        (4,395)
     Accumulated Other Comprehensive Loss          (17,054)       (12,434)
     Total Common Shareholders' Equity             957,262        927,723
     Total Shareholders' Equity                    998,369        967,948
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $3,207,573     $3,112,688

     The accompanying notes are an integral part of these statements.

                          CNF TRANSPORTATION INC.
                     STATEMENTS OF CONSOLIDATED INCOME
              (Dollars in thousands except per share amounts)


                                                     Three Months Ended
                                                         March 31,
                                                     2000         1999

REVENUES                                        $1,462,753     $1,255,323

Costs and Expenses
  Operating expenses                             1,211,565      1,029,150
  General and administrative expenses              132,577        121,082
  Depreciation                                      45,194         38,962
  Net gain on legal settlement                         -          (16,466)

                                                 1,389,336      1,172,728

OPERATING INCOME                                    73,417         82,595

Other Income (Expense)
  Interest expense                                  (6,400)        (7,126)
  Dividend requirement on preferred
     securities of subsidiary trust (Note 6)        (1,563)        (1,563)
  Miscellaneous, net                                 2,950            955

                                                    (5,013)        (7,734)

  Income before income taxes                        68,404         74,861

  Income taxes                                      29,072         32,565

Net Income                                          39,332         42,296

  Preferred stock dividends                          2,034          2,027

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS     $   37,298     $   40,269


Average Common Shares Outstanding (Note 5)
  Basic                                         48,417,660     47,925,476
  Diluted                                       56,073,670     55,814,095

Earnings Per Share (Note 5)
  Basic                                         $     0.77     $     0.84
  Diluted                                       $     0.69     $     0.74



     The accompanying notes are an integral part of these statements.

                          CNF TRANSPORTATION INC.
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                          (Dollars in thousands)
                                                      Three Months Ended
                                                            March 31,
                                                       2000        1999

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     $ 146,263    $  73,897

OPERATING ACTIVITIES
  Net income                                          39,332       42,296
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                  52,074       44,528
       Increase in deferred income taxes              14,495          390
       Amortization of deferred compensation           1,992        2,707
       Provision for uncollectable accounts            4,483        2,711
       Gain on sale of equity securities, net         (2,619)         -
       Gains from property disposals, net             (1,106)        (417)
     Changes in assets and liabilities:
       Receivables                                  (105,434)      54,038
       Prepaid expenses                              (19,009)     (21,907)
       Accounts payable                               18,266      (18,322)
       Accrued liabilities                           (35,089)      (7,498)
       Accrued incentive compensation                (16,514)     (17,557)
       Accrued claims costs                           (3,457)       6,088
       Income taxes                                   20,912       22,842
       Employee benefits                               9,285        7,992
       Deferred charges and credits                    4,004       (6,379)
       Other                                          (8,291)     (15,139)
     Net Cash Provided by (Used in) Operating
       Activities                                    (26,676)      96,373

INVESTING ACTIVITIES
  Capital expenditures                               (59,654)     (55,799)
  Software expenditures                               (5,310)     (11,381)
  Proceeds from sale of equity securities              2,619          -
  Proceeds from sales of property                      3,164        2,540
     Net Cash Used in Investing Activities           (59,181)     (64,640)

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt           198,752          -
  Payments for issuance costs of long-term debt       (1,300)         -
  Repayment of long-term debt, guarantees and
     capital lease obligations                       (96,419)      (5,223)
  Repayment of short-term borrowings                 (40,000)     (14,000)
  Proceeds from exercise of stock options                295        3,488
  Payments of common dividends                        (4,849)      (4,808)
  Payments of preferred dividends                     (5,470)      (5,556)
     Net Cash Provided by (Used in) Financing
       Activities                                     51,009      (26,099)

     Increase (Decrease) in Cash and Cash
       Equivalents                                   (34,848)       5,634

CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 111,415    $  79,531


      The accompanying notes are an integral part of these statements.

                          CNF TRANSPORTATION INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Principal Accounting Policies

Basis of Presentation

     The accompanying consolidated financial statements of CNF Transportation Inc. and its wholly owned subsidiaries (the Company) have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements included in the Company's 1999 Annual Report to Shareholders.

Recognition of Revenues

     Revenue from long-term contracts is recognized in accordance with contractual terms as services are provided. Under certain long-term contracts, there are provisions for price re-determination that give rise to unbilled revenue. Unbilled revenue representing contract change orders or claims is included in revenue only when it is probable that the change order or claim will result in additional contract revenue and if the amount can be reliably estimated. The Company recognizes unbilled revenue related to claims sufficient only to recover costs. When adjustments in contract revenue are determined, any changes from prior estimates are reflected in earnings in the current period. The amount of unbilled revenue related to the Company's Priority Mail contract recognized in Trade Accounts Receivable in the Consolidated Balance Sheets at March 31, 2000 and December 31, 1999 was $144.1 million and $123.7 million, respectively.

Reclassification

     In March 2000, the Securities and Exchange Commission (SEC) communicated its interpretation of certain accounting issues related to major maintenance expenditures. As a result of the SEC's comments, the Company has reclassified Emery's aircraft lease return provision. Accordingly, the aircraft lease return provision is reported separately as a liability rather than being included in Unamortized Aircraft Maintenance, Net. Prior periods have been reclassified.

     Certain other amounts in prior year financial statements have been reclassified to conform to current year presentation.

2.   Long-Term Debt

     In March 2000, the Company issued $200 million in notes with a coupon rate of 8 7/8% and a maturity date of May 1, 2010. Interest on the notes are payable semi-annually on May 1 and November 1 of each year, commencing May 1, 2000 and principal is payable at maturity. The notes contain covenants that limit the incurrence of liens. A portion of the proceeds was used to repay a total of $152 million of short-term and long-term borrowings outstanding under lines of credit.

3.   Comprehensive Income

     SFAS 130, "Reporting Comprehensive Income", requires companies to report a measure of all changes in equity except those resulting from investments by owners and distributions to owners. Comprehensive income was as follows:

                                 Three Months Ended
   (Dollars in thousands)            March 31,
                                 2000        1999
                              ----------  ----------
   Net income                 $  39,332   $  42,296
   Foreign currency
     translation adjustment      (4,620)       (160)
                              ----------  ----------
                              $  34,712   $  42,136
                              ==========  ==========

4. Business Segments

     SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", established standards for reporting information about operating segments in annual financial statements and requires selected information in interim financial statements. Selected financial information is reported below for the three-month periods ended March 31, 2000 and 1999:


(Dollars in
 thousands)      Con-Way      Emery        Menlo        Other(2)     Total
               -----------  ----------  -----------  -----------  -----------
2000

 Revenues       $515,513     $607,487     $213,552     $153,693   $1,490,245
 Inter-company
   eliminations   (4,997)      (6,249)      (3,649)     (12,597)     (27,492)
                ---------    ---------    ---------    ---------  -----------
 Net revenues   $510,516     $601,238     $209,903     $141,096   $1,462,753
                =========    =========    =========    =========  ===========
 Operating
  Income        $ 58,116     $  7,352     $  7,638     $    311      $73,417
                =========    =========    =========    =========  ===========

1999

 Revenues       $438,511     $532,827     $162,987     $144,128   $1,278,453
 Inter-company
   eliminations   (5,132)      (3,406)      (2,428)     (12,164)     (23,130)
                ---------    ---------    ---------    ---------  -----------
 Net revenues   $433,379     $529,421     $160,559     $131,964   $1,255,323
                =========    =========    =========    =========  ===========
 Operating
  Income (1)    $ 53,947     $  3,551     $  4,556     $ 20,541   $   82,595
                =========    =========    =========    =========  ===========

(1) For the three months ended March 31, 1999, the Other segment included a $16.5 million net gain on a lawsuit settled in January 1999.
(2) The Other segment consists primarily of the operations under a Priority Mail contract with the U.S. Postal Service, and includes the operating results of Road Systems and, prior to the sale of its assets in May 1999, VantageParts.

5.   Earnings Per Share

     Basic earnings per share was computed by dividing net income available to common shareholders by the weighted-average common shares outstanding. Diluted earnings per share was calculated as follows:

                                       Three Months Ended
     (Dollars in thousands except            March 31,
      per share data)                   2000           1999
                                    ------------   ------------
     Earnings:
      Net income available to
       common shareholders           $   37,298     $   40,269
     Add-backs:
      Dividends on preferred
       stock, net of replacement
       funding                              329            332
      Dividends on preferred
       securities of subsidiary
       trust, net of tax                    954            954
                                     -----------    -----------
                                     $   38,581     $   41,555
                                     -----------    -----------
     Shares:
      Weighted-average shares
       outstanding                   48,417,660     47,925,476
      Stock option and restricted
       stock dilution                   396,309        765,435
      Series B preferred stock        4,134,701      3,998,184
      Preferred securities of
       subsidiary trust               3,125,000      3,125,000
                                     -----------    -----------
                                     56,073,670     55,814,095
                                     -----------    -----------
     Diluted earnings per share      $     0.69     $     0.74
                                     ===========    ===========


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

     Holders of the TECONS are entitled to receive cumulative cash distributions at an annual rate of $2.50 per TECONS (equivalent to a rate of 5% per annum of the stated liquidation amount of $50 per TECONS). The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TECONS, to the extent the Trust has funds available therefor and subject to certain other limitations (the Guarantee). The Guarantee, when taken together with the obligations of the Company under the Debentures, the Indenture pursuant to which the Debentures were issued, and the Amended and Restated Declaration of Trust of the Trust including its obligations to pay costs, fees, expenses, debts and other obligations of the Trust (other than with respect to the TECONS and the common securities of the Trust), provide a full and unconditional guarantee of amounts due on the TECONS.

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

7.   Contingencies

     In connection with the December 2, 1996 spin-off of Consolidated Freightways Corporation (CFC), the Company's former long-haul LTL segment, the Company agreed to indemnify certain states, insurance companies and sureties against the failure of CFC to pay certain worker's compensation, tax and public liability claims that were pending as of September 30, 1996. In some cases, these indemnities are supported by letters of credit under which the Company is liable to the issuing bank and by bonds issued by surety companies. In order to secure CFC's obligation to reimburse and indemnify the Company against liability with respect to these claims, as of March 31, 2000, CFC had provided the Company with approximately $11.0 million of letters of credit and $7.5 million of real property collateral. However, the letters of credit and collateral provided by CFC are less than the Company's maximum contingent liability under these indemnities.

     The Company is currently under examination by the Internal Revenue Service (IRS) for tax years 1987 through 1996 on various issues. In connection with that examination, the IRS is seeking additional taxes, plus interest, for certain matters relating to CFC for those periods. As part of the spin-off, the Company and CFC entered into a tax sharing agreement that provides a mechanism for the allocation of any additional tax liability and related interest that arise due to adjustments by the IRS for years prior to the spin-off. The Company believes it is entitled to and will pursue reimbursement from CFC under the tax sharing agreement for any payments that the Company makes to the IRS with respect to these additional taxes. Any failure to receive reimbursement for a significant portion of those payments, whether due to CFC successfully contesting their obligation to reimburse the Company or for any other reason, could have a material adverse effect on the Company's financial condition or results of operations. At March 31, 2000, the Company had recognized approximately $53 million in Deferred Charges and Other Assets in the Consolidated Balance Sheet for amounts receivable from CFC and a corresponding payable for amounts due the IRS.

     The IRS proposed a substantial adjustment for tax years 1987 through 1990 based on the IRS' position that certain aircraft maintenance costs should have been capitalized rather than expensed for federal income tax purposes. In addition, the Company believes it is likely that the IRS will propose an additional adjustment, based on the same IRS position with respect to aircraft maintenance costs, for subsequent tax years. The Company believes that its practice of expensing these types of aircraft maintenance costs is consistent with industry practice.

     The Company filed a protest concerning the proposed adjustment for tax years 1987 through 1990 and was engaged in discussions with the Appeals Office of the IRS. After those discussions failed to produce a settlement, in March 2000 the IRS issued a Notice of Deficiency (the Notice) for the years 1987 through 1990 with respect to the aircraft maintenance issue described above, and with respect to various other matters, including some related to CFC for years prior to the spin-off. Based upon the Notice, the total amount of the deficiency for items in years 1987 through 1990, including taxes and interest, is $191 million. The Company intends to vigorously contest the Notice as it pertains to the aircraft maintenance issue, and is evaluating courses of action for the other items covered under the Notice. However, there can be no assurance that the Company will not be liable for all of the amounts due under the Notice. As a result, the Company is unable to predict the ultimate outcome of this matter and there can be no assurance that this matter will not have a material adverse effect on the Company's financial condition or results of operations.

     The IRS has also proposed adjustments that would require Emery Worldwide to pay substantial additional aviation excise taxes for the period from January 1, 1990 through September 30, 1995. The Company has filed protests contesting these proposed adjustments and is engaged in discussions with the Appeals Office of the IRS.

     The Company believes that there is legal authority to support the manner in which it has calculated and paid the aviation excise taxes and, accordingly, the Company intends to continue to vigorously challenge the proposed adjustments. Nevertheless, the Company is unable to predict the ultimate outcome of this matter. As a result, there can be no assurance that the Company will not be liable for a substantial amount of additional aviation excise taxes for the 1990 through 1995 tax period, plus interest. In addition, it is possible that the IRS may seek to increase the amount of the aviation excise tax payable by Emery Worldwide for periods subsequent to September 30, 1995. As a result, there can be no assurance that this matter will not have a material adverse effect on the Company's financial condition or results of operations.

     In addition to the matters discussed above, the Company and its subsidiaries are defendants in various lawsuits incidental to their businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material impact on the Company's financial condition or results of operations.

                       PART I. FINANCIAL INFORMATION
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Consolidated Results

     Net income available to common shareholders for the first quarter of 2000 was $37.3 million ($0.77 per basic share and $0.69 per diluted share) compared to $40.3 million ($0.84 per basic share and $0.74 per diluted share) in the same quarter of last year. The first quarter of 2000 included a $2.6 million net gain ($0.03 per basic and diluted share) from the sale of securities. The first quarter of last year benefited from a $16.5 million net gain ($0.19 per basic share and $0.16 per diluted share) on the settlement of a lawsuit, which was recognized in operating income. Excluding the non-recurring net gains, net income available to common shareholders increased 15.6% due to higher operating income, lower interest expense, and a lower effective tax rate.

     Revenue for the first quarter of 2000 increased 16.5% over the same quarter of 1999 due primarily to revenue growth at Con-Way, Emery, and Menlo. Revenue for the Other segment, which primarily includes operations under a Priority Mail contract with the U.S. Postal Service, increased 6.9% from the same period last year.

     Operating income for the 2000 first quarter was $73.4 million compared to $82.6 million in the 1999 first quarter. Excluding the $16.5 million net gain on the settlement of a lawsuit in last year's first quarter, operating income in the first quarter of 2000 would have increased 11.0% over the first quarter of 1999. Higher operating income at Con-Way, Emery and Menlo for the 2000 first quarter was partially offset by lower operating income from the Priority Mail operations.

     Other net expenses in the first quarter of 2000 decreased 35.2% from the first quarter of last year due primarily to a $2.6 million net gain from the sale of securities in March 2000 and lower interest expense. Interest expense declined 10.2% due primarily to the refinancing of long-term debt and higher capitalized interest. The first quarter of last year included interest expense on $117.7 million of 9 1/8% Notes, which were repaid in August 1999 in part with $90.0 million of lower-interest rate borrowings under unsecured lines of credit. In March 2000, we issued $200.0 million of new 8 7/8% Notes, of which $152.0 million of proceeds were used to repay short-term and long-term borrowings outstanding under lines of credit.

     The effective tax rate for the first quarter of 2000 was 42.5% compared to 43.5% in the same period last year. The reduction was due primarily to tax planning strategies and higher estimated income in 2000.

Con-Way Transportation Services

     Con-Way's revenue in the first three months of 2000 increased 17.8% over the same period last year due primarily to higher tonnage (weight) and revenue per hundredweight (yield), and to a lesser extent, fuel surcharges.

     In the first quarter of 2000, total and less-than-truckload (LTL) weight for Con-Way's regional carriers increased 9.3% and 9.2%, respectively, over the first quarter of 1999. The higher weight reflects continued growth in core regional service and inter-regional joint services. Net revenue per hundredweight in the first quarter of 2000 increased 7.3% over the same period last year due primarily to higher rates obtained for Con-Way's core premium services and a larger percentage of inter-regional joint services, which command higher rates on longer lengths of haul.

     Con-Way's operating income in the first quarter of 2000 grew 7.7% over the first quarter of 1999. The increase was due primarily to higher revenue, increased load factor, and continued emphasis on operating efficiencies, partially offset by higher pension expense. Higher diesel fuel costs in the first quarter of 2000 were substantially mitigated by a fuel surcharge implemented by Con-Way in August 1999. The first quarters of 2000 and 1999 were negatively affected by operating losses from Con-Way's new multi-client warehousing and logistics business, which was formed in the fourth quarter of 1998.

Emery Worldwide

     In the first quarter of 2000, Emery's revenue increased 13.6% over the same period last year due primarily to higher international airfreight revenue and, to a lesser extent, increased revenue from an Express Mail contract with the U.S. Postal Service and fuel surcharges.

     International airfreight revenue grew 25.1% over the 1999 first quarter due primarily to a 20.9% increase in pounds transported (weight or freight volume) and 3.5% higher revenue per pound (yield). Freight volume and yield in the 2000 first quarter were favorably affected by improved economic conditions in the international markets served by Emery.

     North American airfreight revenue for the first quarter of 2000 was essentially flat, increasing 0.6% over the same quarter last year due primarily to a 5.1% increase in revenue per pound (yield) partially offset by a 4.3% decline in weight. Improved revenue per pound in the 2000 first quarter was due in part to an increase in the percentage of higher yielding guaranteed delivery service and Emery's ongoing yield management program, which is designed to eliminate or reprice certain low margin business.

     Emery's operating income in the first quarter of 2000 more than doubled from the same period last year, increasing to $7.4 million from $3.6 million due primarily to higher airfreight revenue. Operating income in the first quarter of 2000 was adversely affected by aircraft maintenance costs on aircraft during the implementation of the service initiatives discussed below. Higher jet fuel costs in the first quarter of 2000 were substantially mitigated by a fuel surcharge implemented by Emery in September 1999.

     We will continue to focus on positioning Emery as a premium service provider. In North America, we intend to continue to develop an infrastructure capable of servicing a higher volume of premium and guaranteed delivery services and to reduce costs. Key initiatives include replacing older aircraft with newer and more efficient aircraft having lower maintenance costs, and the recent reconfiguration of Emery's hub sortation center in Dayton, Ohio. Internationally, we will focus on expanding Emery's variable-cost-based operations and will continue our efforts to increase Emery's international revenue as a percentage of its total revenue.


Menlo Logistics

     Menlo's revenue in the first quarter of 2000 exceeded the same period last year by 30.7% due primarily to higher revenue from contracts that were initially entered into prior to the first quarter of last year and consulting fees earned on contracts entered into in the first quarter of

2000. A portion of Menlo's revenue is attributable to logistics contracts for which Menlo manages the transportation of freight but subcontracts the actual transportation and delivery of products to third parties. We refer to this as purchased transportation. Menlo's revenue, net of purchased transportation, increased 31.9% to $65.0 million in the first quarter of 2000 from $49.6 million in the first quarter of last year.

     Operating income for Menlo in the first three months of 2000 increased 67.6% over the same period last year. Higher operating income was primarily attributable to increased revenue.

Other Segment

     The Other segment consists primarily of the operations under a Priority Mail contract with the U.S. Postal Service, and includes the operating results of Road Systems and, prior to our sale of its assets in May 1999, VantageParts. Also included in the Other segment for 1999 was a net gain on the settlement of a lawsuit in January 1999.

     The Other segment's revenue of $141.1 million in the first quarter of 2000 increased 6.9% over the same quarter of 1999 due primarily to first-quarter 2000 revenue of $135.2 million from the Priority Mail operation, a 14.4% increase over the first quarter of 1999. Higher Priority Mail revenue was partially offset by loss of revenue from VantageParts following the sale of its assets in May 1999.

     In the first quarter of 2000, operating income of $311,000 for the Other segment decreased from $20.5 million in the first quarter last year. The 1999 first quarter included a $16.5 million net gain from a lawsuit settled in January 1999 and operating income of $3.5 million from the Priority Mail operations. As discussed below, Priority Mail operating income was recognized in the first six months of 1999 and break-even results on Priority Mail operations have been recognized thereafter.

     In accordance with the Priority Mail contract, in February 1999, Emery Worldwide Airlines (EWA), our subsidiary that operates the contract, submitted a proposal to the U.S. Postal Service (USPS) for 1999 pricing. We believe that our proposal was reasonably determined and justifiable based upon EWA's experience of operating under the Priority Mail contract.

     EWA did not receive a satisfactory response from the USPS.
Consequently, EWA in the third quarter of 1999 filed a claim with the USPS for proposed higher prices.

     Through the second quarter of 1999, Priority Mail contract revenue was billed at a provisional rate set by the USPS, pending a final price determination. The USPS responded to the EWA claim with unilateral price reductions for both prior and future periods. The current rate is below EWA's cost to service this contract. Unless the rate is increased or until negotiation or litigation results in favorable pricing or contract changes, EWA will be compensated below its cost of operating the contract.

     Also, in August 1999, the USPS denied EWA's previously filed claim for reimbursement of additional costs incurred during the 1998 holiday season.

     In March 2000, EWA filed a claim with the USPS related to the Priority Mail contract to recover actual and expected reductions to EWA's contract pricing. This claim was filed in response to the reduction by the USPS in contract pricing for both prior and future periods as discussed above. The claim is in addition to EWA's previous claim for 1999 pricing as discussed above and substantially covers the remaining initial term of the contract.

     In April 2000, EWA filed a complaint in the United States Court of Federal Claims in Washington, D.C. that requests a declaration of contract rights under the Priority Mail contract and a ruling that the USPS is in breach of contractual payment obligations.

     Consistent with our accounting policies described in Note 1 of the Notes to Consolidated Financial Statements, unbilled revenue from the Priority Mail contract is recognized in our financial statements. In accordance with generally accepted accounting principles, EWA recognizes unbilled revenue related to claims sufficient only to recover costs of operating under the contract. Accordingly, no operating profit has been recognized in connection with the Priority Mail contract since the first half of 1999. As a result of the claims discussed above and the USPS's decision to assert price reductions, EWA recognized $20.3 million of unbilled revenue in the first quarter of 2000 and has recognized $144.1 million in unbilled revenue since the beginning of the Priority Mail contract, which amounts are in dispute. Until the dispute is resolved, we expect that any shortfall between EWA's billed revenue from the Priority Mail contract and its costs of operating under the contract will be recognized as unbilled revenue and as a result, we will generally continue to record break-even operating results under the Priority Mail contract in our financial statements. If we determine that the unbilled revenue is not collectable, the uncollectable amount will be charged as expense to operations in the period when and if that determination is made.

     We have had discussions with the USPS on a range of possibilities for restructuring the activities under the Priority Mail contract. Although we cannot predict whether these discussions will in fact result in additional payments to us or a modification to the contract, the wide range of alternatives discussed has included both increasing and decreasing the scope of our activities under the contract and both partial and total termination of the contract. In addition, both we and the USPS have notified each other of alleged breaches under the contract. If our activities under the contract are curtailed or terminated, the costs could be material. Likewise, it is possible that the USPS could assert claims against us for breach of the contract or other matters, which could be significant.

     We believe our position with respect to the Priority Mail contract is reasonable and well founded; however, there can be no assurance as to the outcome. Accordingly, we can give no assurance that matters relating to the Priority Mail contract with the USPS will not have a material adverse effect on our financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     In the first quarter of 2000, cash and cash equivalents decreased $34.8 million to $111.4 million. Net capital expenditures of $56.5 million and $26.7 million of net cash used in operating activities were funded with $51.0 million generated from financing activities and a reduction in cash.

     Cash provided by net income before depreciation, amortization and deferred taxes in the first quarter of 2000 was more than offset by increases in receivables and prepaid expenses and a decrease in accrued liabilities, contributing to a net use of $26.7 million of cash in operating activities.

     Investing activities in the first quarter of 2000 used $5.5 million of cash less than in the first quarter of 1999. Capital expenditures of $59.7 million in the first three months of 2000 increased $3.9 million over the same period last year. For the first three months of 2000, Con-Way spent

$26.9 million of cash primarily on revenue equipment and infrastructure and Emery spent $18.3 million of cash primarily on infrastructure. Software expenditures in the 2000 first quarter decreased $6.1 million from the same period last year.

     Financing activities in the first three months of 2000 provided $51.0 million compared to a $26.1 million use for the same period last year. As discussed above under "Results of Operations", a portion of the net proceeds of $197.5 million from the issuance in March 2000 of $200 million of 8 7/8% Notes due 2010 were used to repay a total of $152.0 million of short-term and long-term borrowings outstanding under lines of credit.

     As discussed above under "Results of Operations" for the "Other Segment", the provisional rate currently being paid to EWA by the U.S. Postal Service under the Priority Mail contract is below EWA's cost to service the contract. Until the dispute over pricing is resolved, our liquidity will be negatively affected by the shortfall between EWA's compensation from the contract and it's cost of operating under the contract.

     We maintain a $350 million unsecured credit facility and a supplemental $100 million unsecured credit facility. At March 31, 2000, we had no borrowings outstanding under the unsecured credit facilities.

     The $350 million facility is also available for issuance of letters of credit. Under that facility, outstanding letters of credit totaled $52.5 million at March 31, 2000. Available capacity under the $350 million facility and the supplemental line of credit was $397.5 million at March 31, 2000.

     At March 31, 2000 we also had $65.0 million of uncommitted lines with $53.7 million in letters of credit outstanding, leaving $11.3 million of additional short-term borrowing availability. Under other unsecured facilities, $12.9 million in letters of credit were outstanding at March 31, 2000.

     Our ratio of total debt to capital increased to 32.6% at March 31, 2000, from 30.5% at December 31, 1999, primarily due to the March 2000 issuance of the $200 million of 8 7/8% Notes due 2010.

CYCLICALITY AND SEASONALITY
---------------------------

     Our businesses operate in industries that are affected directly by general economic conditions and seasonal fluctuations, both of which affect demand for transportation services. In the trucking and airfreight industries, for a typical year, the months of September and October usually have the highest business levels while the months of January and February usually have the lowest business levels. Operations under the Priority Mail contract peak in December primarily due to higher shipping demand related to the holiday season.

MARKET RISK
-----------

     We are exposed to a variety of market risks, including the effects of interest rates, commodity prices and foreign currency exchange rates. Our policy is to enter into derivative financial instruments only in circumstances that warrant the hedge of an underlying asset or liability against exposure to some form of commodity, interest rate or currency-related risk. Additionally, the designated hedges should have high correlation to the underlying exposure such that fluctuations in the value of the derivatives offset reciprocal changes in the underlying exposure.

Our policy prohibits entering into derivative instruments for trading purposes.

     We may be exposed to the effect of interest rate fluctuations in the fair value of our long-term debt and capital lease obligations, as summarized in Notes 3 and 4 of our 1999 Annual Report to Shareholders. Changes in our long-term debt in the first quarter of 2000 are discussed herein in Note 2 of the Notes to Consolidated Financial Statements. The change in the fair value of our long-term obligations given a hypothetical 10% change in interest rates would be approximately $21 million at March 31, 2000.

     We use interest rate swaps to mitigate the impact of interest rate volatility on cash flows and the fair value of our long-term debt. At March 31, 2000, interest rate swaps consisted only of cash flow hedges.
The underlying exposure of these swaps was from equipment lease obligations with variable interest rate components. As of March 31, 2000, we estimate that the net payments under the swaps given a hypothetical adverse change of 10% in market interest rates would not have a material effect on our financial condition or results of operations.

     In April 2000, we entered into interest rate swaps designated as fair value hedges. The underlying exposure of these swaps is the fluctuation in fair value of the $200 million of 8 7/8% Notes due 2010 issued in March 2000. As of April 30, 2000, the change in the fair value of these interest rate swaps given a hypothetical 10% change in interest rates would be approximately $12 million.

     Since December 31, 1999, there have been no significant changes in our foreign currency risk and commodity price risk.


ACCOUNTING STANDARDS
--------------------

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137). SFAS 137 delays by one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement. SFAS 133 will now be effective January 1, 2001. We plan to adopt the statement in the first quarter of 2001 and are evaluating the impact of adoption on our financial condition and results of operations.

     YEAR 2000
     ---------

     Since 1996, our Information Technology professionals have coordinated our continuing Year 2000 (Y2K) compliance effort. We believe our efforts to address Y2K issues have been successful and do not expect any material adverse effect on our financial condition or results of operations.
We will continue to monitor for Y2K-related problems. Should problems arise, we will implement the Y2K business resumption contingency plans we previously established.

     Since 1996, we expensed $38.1 million on Y2K compliance through December 31, 1999. All Y2K costs have been funded from operations. A portion of our capitalized software costs was for new financial and administrative systems that are Y2K compliant. These systems replaced non-compliant systems.

FORWARD-LOOKING STATEMENTS
--------------------------

     Certain statements included herein constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties. Any such forward-looking statements contained herein should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. In that regard, the following factors, among others and in addition to the matters discussed below and elsewhere in this document, could cause actual results and other matters to differ materially from those in such forward-looking statements: changes in general business and economic conditions; increasing domestic and international competition and pricing pressure; changes in fuel prices; uncertainty regarding EWA's Priority Mail contract with the United States Postal Service, including uncertainties regarding EWA's claims under the contract described herein; labor matters, including changes in labor costs, renegotiations of labor contracts and the risk of work stoppages or strikes; changes in governmental regulation; environmental and tax matters, including the aviation excise tax, aircraft maintenance, and other tax matters discussed herein; Y2K matters; and matters relating to the spin-off of CFC. In that regard, we are or may be subject to substantial liabilities with respect to certain matters relating to CFC's business and operations, including, without limitation, guarantees of certain indebtedness of CFC and liabilities for employment-related, tax and environmental matters, including the tax matters described herein. Although CFC is, in general, either the primary or secondary obligor or jointly and severally liable with us with respect to these matters, a failure to pay or other default by CFC with respect to the obligations as to which we are or may be, or may be perceived to be, liable, whether because of CFC's bankruptcy or insolvency or otherwise, could lead to substantial claims against us. As a result of the foregoing, no assurance can be given as to future results of operations or financial condition.

                        PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

     As previously reported, the Company has been designated a potentially responsible party (PRP) by the EPA with respect to the disposal of hazardous substances at various sites. The Company expects its share of the clean-up costs will not have a material adverse effect on the Company's financial condition or results of operations.

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

     On February 16, 2000, a DC-8 cargo aircraft operated by EWA crashed shortly after take-off from Mather Field, near Sacramento, California. The crew of three was killed. There were no reported injuries on the ground. The cause of the crash has not been determined. The National Transportation Safety Board has begun an investigation. The Company is currently unable to predict the outcome of this matter or the effect it may have on the Company. The Company may be subject to claims and proceedings relating to the crash, which could include private lawsuits seeking monetary damages and governmental proceedings. Although EWA maintains insurance that is intended to cover claims that may arise in connection with an airplane crash, the Company cannot assure that the insurance will in fact be adequate to cover all possible types of claims. In particular, any claims for punitive damages or any impact of possible government proceedings or other sanctions would not be covered by insurance.

     Certain legal matters are discussed in Note 7 in the Notes to Consolidated Financial Statements in Part I of this form.


ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              3        CNF Transportation Inc. By-laws, as amended May 1, 2000

              27       Financial Data Schedule

              99(a) Computation of Ratios of Earnings to Fixed Charges -- the ratios of earnings to fixed charges were 3.6 and
                       3.9 for the three months ended March 31, 2000 and 1999, respectively.

                (b) Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends -- the ratios of earnings to combined fixed charges and preferred stock dividends were 3.4 and 3.8 for the three months ended March 31, 2000 and 1999, respectively.

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

                                CNF Transportation Inc.
                                (Registrant)

May 10, 2000                    /s/Chutta Ratnathicam
                                Chutta Ratnathicam
                                Senior Vice President and
                                  Chief Financial Officer