Form 10-Q
period 2000-06-30
CNF TRANSPORTATION INC
filed 2000-08-11
CIK 23675

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2000

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



            Number of shares of Common Stock, $.625 par value,
                outstanding as of July 31, 2000: 48,559,626

                          CNF TRANSPORTATION INC.
                                 FORM 10-Q
                        Quarter Ended June 30, 2000

____________________________________________________________________________
____________________________________________________________________________

                                   INDEX



PART I.   FINANCIAL INFORMATION                                      Page

  Item 1. Financial Statements

          Consolidated Balance Sheets -
            June 30, 2000 and December 31, 1999                         3

          Statements of Consolidated Income -
            Three and Six Months Ended June 30, 2000 and 1999           5

          Statements of Consolidated Cash Flows -
            Six Months Ended June 30, 2000 and 1999                     6

          Notes to Consolidated Financial Statements                    7

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations                                              13


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                            22

  Item 4. Submission of Matters to a Vote of Security Holders          22

  Item 6. Exhibits and Reports on Form 8-K                             23


SIGNATURES                                                             23

                       PART I. FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS

                          CNF TRANSPORTATION INC.
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                                  June 30,    December 31,
                                                    2000          1999

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                     $  136,442     $  146,263
  Trade accounts receivable, net of
     allowances (Note 1)                         1,043,180        914,307
  Other accounts receivable                         39,309         25,419
  Operating supplies, at lower of average
     cost or market                                 41,156         46,019
  Prepaid expenses                                  54,528         41,971
  Deferred income taxes                             28,569         26,254
     Total Current Assets                        1,343,184      1,200,233

PROPERTY, PLANT AND EQUIPMENT, NET
  Land                                             120,734        119,403
  Buildings and leasehold improvements             630,032        573,688
  Revenue equipment                                861,940        854,519
  Other equipment                                  479,094        447,962
                                                 2,091,800      1,995,572
  Accumulated depreciation and amortization       (939,919)      (864,538)
                                                 1,151,881      1,131,034

OTHER ASSETS
  Deferred charges and other assets                172,154        200,739
  Capitalized software, net                         91,112         88,157
  Unamortized aircraft maintenance (Note 1)        251,237        226,629
  Goodwill, net                                    260,364        265,896
                                                   774,867        781,421
TOTAL ASSETS                                    $3,269,932     $3,112,688


     The accompanying notes are an integral part of these statements.

                          CNF TRANSPORTATION INC.
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                                   June 30,    December 31,
                                                     2000          1999
LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
  Accounts payable                              $  322,642     $  305,954
  Accrued liabilities                              460,448        524,121
  Accrued claims costs                             119,791         99,940
  Current maturities of long-term debt and
     capital leases                                  7,553          6,452
  Short-term borrowings                                 -          40,000
  Income taxes payable                             103,019         53,455
     Total Current Liabilities                   1,013,453      1,029,922

 LONG-TERM LIABILITIES
  Long-term debt and guarantees (Note 2)           424,076        322,800
  Long-term obligations under capital leases       110,591        110,646
  Accrued claims costs                              55,501         81,978
  Employee benefits                                234,383        217,519
  Other liabilities and deferred credits            45,360         45,450
  Aircraft lease return provision (Note 1)          81,819         82,910
  Deferred income taxes                            142,989        128,515
     Total Liabilities                           2,108,172      2,019,740

 COMMITMENTS AND CONTINGENCIES (Note 7)

 COMPANY-OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES OF SUBSIDIARY TRUST
  HOLDING SOLELY CONVERTIBLE DEBENTURES OF
  THE COMPANY (Note 6)                             125,000        125,000

 SHAREHOLDERS' EQUITY
  Preferred stock, no par value; authorized
   5,000,000 shares:
     Series B, 8.5% cumulative, convertible,
       $.01 stated value; designated 1,100,000
       shares; issued 831,520 and 840,407 shares,
       respectively                                      8              8
  Additional paid-in capital, preferred stock      126,466        127,817
  Deferred compensation, Thrift and Stock Plan     (83,982)       (87,600)
     Total Preferred Shareholders' Equity           42,492         40,225

  Common stock, $.625 par value; authorized
     100,000,000 shares; issued 55,373,548
     and 55,306,947 shares, respectively            34,608         34,567
  Additional paid-in capital, common stock         330,288        328,721
  Retained earnings                                819,446        747,936
  Deferred compensation, restricted stock           (1,805)        (2,010)
  Cost of repurchased common stock
     (6,810,369 and 6,856,567 shares,
      respectively)                               (167,918)      (169,057)
                                                 1,014,619        940,157
  Accumulated foreign currency translation
     adjustment                                    (15,956)        (8,039)
  Minimum pension liability adjustment              (4,395)        (4,395)
     Accumulated Other Comprehensive Loss          (20,351)       (12,434)
     Total Common Shareholders' Equity             994,268        927,723
     Total Shareholders' Equity                  1,036,760        967,948
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $3,269,932     $3,112,688

     The accompanying notes are an integral part of these statements.


                        CNF TRANSPORTATION INC.
                  STATEMENTS OF CONSOLIDATED INCOME
            (Dollars in thousands except per share amounts)


                                         Three Months Ended              Six Months Ended
                                              June 30,                        June 30,
                                         2000            1999            2000            1999
REVENUES                           $  1,529,203    $  1,361,637    $  2,991,956    $  2,616,960

Costs and Expenses
  Operating expenses                  1,263,506       1,105,296       2,475,071       2,134,446
  General and administrative            133,639         129,718         266,216         250,800
  Depreciation                           44,541          41,401          89,735          80,363
  Net gain on sale of assets of
    parts distribution operation                        (10,112)                        (10,112)
  Net gain on legal settlement                               -                          (16,466)
                                      1,441,686       1,266,303       2,831,022       2,439,031

OPERATING INCOME                         87,517          95,334         160,934         177,929

Other Income (Expense)
  Interest expense                       (7,881)         (7,352)        (14,281)        (14,478)
  Dividend requirement on
    preferred securities of
    subsidiary trust (Note 6)            (1,563)         (1,563)         (3,126)         (3,126)
  Miscellaneous, net                      1,902             (76)          4,852             879
                                         (7,542)         (8,991)        (12,555)        (16,725)

Income before Income Taxes               79,975          86,343         148,379         161,204

Income Taxes                             33,989          37,559          63,061          70,124
Net Income                               45,986          48,784          85,318          91,080

Preferred Stock Dividends                 2,072           2,061           4,106           4,088

NET INCOME AVAILABLE TO
  COMMON SHAREHOLDERS              $     43,914    $     46,723    $     81,212    $     86,992

Weighted-Average Common Shares
  Outstanding (Note 5)
    Basic                            48,463,040      48,158,898      48,440,350      48,042,740
    Diluted                          56,361,884      55,951,658      56,377,108      55,897,549

Earnings per Common Share (Note 5)
    Basic                          $       0.91    $       0.97    $       1.68    $       1.81
    Diluted                        $       0.80    $       0.86    $       1.49    $       1.60


The accompanying notes are an integral part of these statements.


                          CNF TRANSPORTATION INC.
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                          (Dollars in thousands)
                                                       Six Months Ended
                                                           June 30,
                                                       2000        1999

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     $ 146,263    $  73,897

OPERATING ACTIVITIES
  Net income                                          85,318       91,080
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                 104,191       91,832
       Increase in deferred income taxes              12,159       13,904
       Amortization of deferred compensation           3,961        5,923
       Provision for uncollectable accounts            7,964        5,665
       Gain on sale of equity securities, net         (2,619)           -
       Gains from sales of property, net                (644)        (317)
       Net gain on sale of assets of parts
          distribution operation                           -      (10,112)
     Changes in assets and liabilities:
       Receivables                                  (150,727)      11,995
       Prepaid expenses                              (12,557)     (15,851)
       Accounts payable                               16,725      (11,674)
       Accrued liabilities                           (63,673)      14,226
       Accrued claims costs                           (6,626)      17,701
       Income taxes                                   49,564       26,884
       Employee benefits                              16,864       15,879
       Deferred charges and credits                    7,502      (23,706)
       Other                                          (6,493)     (15,098)
     Net Cash Provided by Operating Activities        60,909      218,331

INVESTING ACTIVITIES
  Capital expenditures                              (115,089)    (143,274)
  Software expenditures                              (11,021)     (21,633)
  Proceeds from sale of equity securities              2,619            -
  Proceeds from sales of property                      6,229        3,922
  Proceeds from sale of assets of parts
     distribution operation                                -       27,961
     Net Cash Used in Investing Activities          (117,262)    (133,024)

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt           198,752            -
  Payments for issuance costs of long-term debt       (1,300)           -
  Repayment of long-term debt, guarantees and
     capital lease obligations                       (96,455)      (5,247)
  Repayment of short-term borrowings, net            (40,000)     (37,000)
  Proceeds from exercise of stock options                707        6,707
  Payments of common dividends                        (9,702)      (9,637)
  Payments of preferred dividends                     (5,470)      (5,556)
     Net Cash Provided by (Used in) Financing
       Activities                                     46,532      (50,733)

     Increase (Decrease) in Cash and Cash
       Equivalents                                    (9,821)      34,574

CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 136,442    $ 108,471

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

Recognition of Revenues

     Revenue from long-term contracts is recognized in accordance with contractual terms as services are provided. Under certain long-term contracts, there are provisions for price re-determination that give rise to unbilled revenue. Unbilled revenue representing contract change orders or claims is included in revenue only when it is probable that the change order or claim will result in additional contract revenue and if the amount can be reliably estimated. The Company recognizes unbilled revenue related to claims sufficient only to recover costs. When adjustments in contract revenue are determined, any changes from prior estimates are reflected in earnings in the current period. The amount of unbilled revenue related to the Company's Priority Mail contract recognized in Trade Accounts Receivable in the Consolidated Balance Sheets at June 30, 2000 and December 31, 1999 was $173.4 million and $123.7 million, respectively.

Reclassification

     In March 2000, the Securities and Exchange Commission (SEC) communicated its interpretation of certain accounting issues related to major maintenance expenditures. As a result of the SEC's comments, the Company reclassified Emery's aircraft lease return provision. Accordingly, the aircraft lease return provision is reported separately as a liability rather than being shown as a reduction of Unamortized Aircraft Maintenance. Prior periods have been reclassified.

     Certain other amounts in prior year financial statements have been reclassified to conform to current year presentation.

2.   Long-Term Debt

     In August 1999, the aggregate principal amount of $117.7 million of the Company's unsecured 9 1/8% Notes was paid in full at maturity. The redemption of these notes was made in part with $90.0 million of borrowings under lines of credit.

     In March 2000, the Company issued $200 million in notes with a coupon rate of 8 7/8% and a maturity date of May 1, 2010. Interest on the notes is payable semi-annually on May 1 and November 1 of each year, commencing May 1, 2000, and principal is payable at maturity. The notes contain a covenant that limits the incurrence of liens. A portion of the proceeds was used to repay a total of $152 million of short-term and long-term borrowings outstanding under lines of credit.

3.   Comprehensive Income

     Comprehensive Income, which is a measure of all changes in equity except those resulting from investments by owners and distributions to owners, was as follows:
                             Three Months Ended      Six Months Ended
   (Dollars in thousands)         June 30,               June 30,
                              2000       1999        2000       1999
                          ----------  ----------  ---------- ----------
   Net income             $  45,986   $  48,784   $  85,318  $  91,080
   Foreign currency
     translation adjustment  (3,297)        854      (7,917)       694
                          ----------  ----------  ---------- ----------
                          $  42,689   $  49,638   $  77,401  $  91,774
                          ==========  ==========  ========== ==========

4. Business Segments

     Selected financial information about the Company's operating segments was as follows:
                             Three Months Ended      Six Months Ended
   (Dollars in thousands)         June 30,               June 30,
                             2000        1999        2000        1999
                          ----------  ----------  ----------  ----------
   Revenues
      Con-Way
        Transportation    $  533,027  $  469,100  $1,048,540  $  907,611
      Emery Worldwide        638,221     588,808   1,245,708   1,121,635
      Menlo Logistics        241,819     184,850     455,371     347,837
      Other                  144,374     139,463     298,067     283,591
                          ----------  ----------  ----------  ----------
                           1,557,441   1,382,221   3,047,686   2,660,674
   Intercompany Eliminations
      Con-Way
        Transportation        (4,433)     (5,553)     (9,430)    (10,685)
      Emery Worldwide         (7,516)     (2,954)    (13,765)     (6,360)
      Menlo Logistics         (3,268)     (3,247)     (6,917)     (5,675)
      Other                  (13,021)     (8,830)    (25,618)    (20,994)
                          ----------  ----------  ----------  ----------
                             (28,238)    (20,584)    (55,730)    (43,714)
   External Revenues
      Con-Way
        Transportation       528,594     463,547   1,039,110     896,926
      Emery Worldwide        630,705     585,854   1,231,943   1,115,275
      Menlo Logistics        238,551     181,603     448,454     342,162
      Other                  131,353     130,633     272,449     262,597
                          ----------  ----------  ----------  ----------
                          $1,529,203  $1,361,637  $2,991,956  $2,616,960
                          ==========  ==========  ==========  ==========
   Operating Income
      Con-Way
        Transportation    $   65,675  $   60,830  $  123,791  $  114,777
      Emery Worldwide         13,024      17,425      20,376      20,976
      Menlo Logistics          8,473       5,273      16,111       9,829
      Other (1)                  345      11,806         656      32,347
                          ----------  ----------  ----------  ----------
                          $   87,517  $   95,334  $  160,934  $  177,929
                          ==========  ==========  ==========  ==========

(1) The Other segment consists primarily of the operations under a Priority Mail contract with the U.S. Postal Service, and includes the operating results of Road Systems and, prior to the sale of its assets in May 1999, VantageParts.

     For the three and six months ended June 30, 1999, the Other segment included a $10.1 million net gain recognized in May 1999 from the sale of the assets of VantageParts, the Company's wholesale parts distribution operation. For the six months ended June 30, 1999, the Other segment included the net gain on the VantageParts asset sale and a $16.5 million net gain on a lawsuit settled in January 1999.

5.   Earnings Per Share

     Basic earnings per share was computed by dividing net income available to common shareholders by the weighted-average common shares outstanding. Diluted earnings per share was calculated as follows:

                                  Three Months Ended      Six Months Ended
(Dollars in thousands except           June 30,               June 30,
 per share data)                  2000        1999         2000        1999
                               ----------  ----------   ---------  ----------
Earnings:
  Net Income Available
     to Common Shareholders    $   43,914   $  46,723  $   81,212   $   86,992
  Add-backs:
     Dividends on Series B
       preferred stock, net
       of replacement funding         377         339         706          671
     Dividends on preferred
       securities of subsidiary
       trust, net of tax              954         954       1,908        1,908
                               ----------  ----------  ----------   ----------
                               $   45,245   $  48,016  $   83,826   $   89,571
                               ----------  ----------  ----------   ----------
Shares:
  Basic shares (weighted-
     average common shares
     outstanding)              48,463,040  48,158,898  48,440,350   48,042,740
  Stock option and restricted
     stock dilution               320,860     684,627     358,774      746,676
  Series B preferred stock      4,452,984   3,983,133   4,452,984    3,983,133
  Preferred securities of
     subsidiary trust           3,125,000   3,125,000   3,125,000    3,125,000
                               ----------  ----------  ----------   ----------
                               56,361,884  55,951,658  56,377,108   55,897,549
                               ----------  ----------  ----------   ----------
     Diluted Earnings
       Per Share               $     0.80  $     0.86  $     1.49   $     1.60
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

7.   Contingencies

     In connection with the December 2, 1996 spin-off of Consolidated Freightways Corporation (CFC), the Company's former long-haul LTL segment, the Company agreed to indemnify certain states, insurance companies and sureties against the failure of CFC to pay certain worker's compensation, tax and public liability claims that were pending as of September 30, 1996. In some cases, these indemnities are supported by letters of credit under which the Company is liable to the issuing bank and by bonds issued by surety companies. In order to secure CFC's obligation to reimburse and indemnify the Company against liability with respect to these claims, as of June 30, 2000, CFC had provided the Company with approximately $6.0 million of letters of credit and $7.5 million of real property collateral. However, the letters of credit and collateral provided by CFC are less than the Company's maximum contingent liability under these indemnities.

     The Company is currently under examination by the Internal Revenue Service (IRS) for tax years 1987 through 1996 on various issues. In connection with that examination, the IRS proposed adjustments for tax years 1987 through 1990. The Company filed a protest concerning the proposed adjustments for tax years 1987 through 1990 and was engaged in discussions with the Appeals Office of the IRS. After those discussions failed to produce a settlement, in March 2000 the IRS issued a Notice of Deficiency (the Notice) for the years 1987 through 1990 with respect to various issues, including aircraft maintenance and matters related to CFC for years prior to the spin-off, which are described below. Based upon the Notice, the total amount of the deficiency for items in years 1987 through 1990, including taxes and interest, is $211 million.

     Under the Notice, the IRS has assessed a substantial adjustment for tax years 1989 and 1990 based on the IRS' position that certain aircraft maintenance costs should have been capitalized rather than expensed for federal income tax purposes. The Company believes that its practice of expensing these types of aircraft maintenance costs is consistent with industry practice. As described below, the IRS has proposed an additional adjustment, based on the same IRS position with respect to aircraft maintenance, for subsequent tax years not included under the Notice.

     Under the Notice, the IRS is also seeking additional taxes, plus interest, for certain matters relating to CFC for those periods. As part of the spin-off, the Company and CFC entered into a tax sharing agreement that provided a mechanism for the allocation of any additional tax liability and related interest that arise due to adjustments by the IRS for years prior to the spin-off. In May 2000, the Company and CFC settled certain federal tax matters relating to CFC on issues for tax years 1984 through 1990. Under the settlement agreement, the Company received from CFC cash of $16.7 million, a $20.0 million note due in 2004, and a commitment to transfer to the Company land and buildings valued at $21.2 million.

     As discussed above, the IRS is seeking to recover $211 million under the Notice. In addition to the issues covered under the Notice for tax years 1987 through 1990, the IRS in May 2000 proposed additional adjustments for tax years 1991 through 1996 with respect to various issues, including aviation excise taxes and aircraft maintenance costs.

     The Company settled the tax issue relating to the manner in which Emery Worldwide calculated and paid aviation excise taxes. In June 2000, the Company paid $29.6 million to the IRS in settlement of proposed excise tax adjustments for tax years 1990 through 1999, which approximated the amount previously accrued by the Company for the excise tax issue.

     In the third quarter of 2000, the Company paid $93.4 million to the IRS to stop the accrual of interest on amounts due under the Notice for tax years 1987 through 1990 and under proposed adjustments for tax years 1991 through 1996 for all issues except aircraft maintenance costs.

     The Company intends to vigorously contest the Notice and the proposed adjustments as they pertain to the aircraft maintenance issue, and is evaluating courses of action for the other items covered under the Notice and proposed adjustments. However, there can be no assurance that the Company will not be liable for all of the amounts due under the Notice and proposed adjustments. As a result, the Company is unable to predict the ultimate outcome of this matter and there can be no assurance that this matter will not have a material adverse effect on the Company's financial condition or results of operations.

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

                       PART I. FINANCIAL INFORMATION
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Consolidated Results

     Net income available to common shareholders for the second quarter of 2000 was $43.9 million ($0.91 per basic share and $0.80 per diluted share) compared to $46.7 million ($0.97 per basic share and $0.86 per diluted share) in the same quarter of last year. The second quarter of last year benefited from a $10.1 million non-recurring net gain ($0.12 per basic share and $0.10 per diluted share) on the sale of assets of VantageParts, the Company's former wholesale parts distribution operation. Excluding that sale, net income available to common shareholders in the second quarter of 2000 increased 7.1% over the same quarter last year.

     Net income available to common shareholders for the first half of 2000 was $81.2 million ($1.68 per basic share and $1.49 per diluted share) compared to $87.0 million ($1.81 per basic share and $1.60 per diluted share) in the same period last year. The first half of 2000 included a $2.6 million non-recurring net gain ($0.03 per basic and diluted share) on the sale of securities. The first half of last year included both the net gain on the VantageParts asset sale and a $16.5 million non-recurring net gain ($0.19 per basic share and $0.17 per diluted share) on the settlement of a lawsuit. The non-recurring gains in the first half of 1999 were recognized in operating income. Excluding these non-recurring gains in the first half of 2000 and 1999, net income available to common shareholders for the first half of 2000 increased 10.7% over the first half of 1999.

     Revenue for the second quarter and first half of 2000 increased 12.3% and 14.3%, respectively, over the second quarter and first half of last year due to higher revenue from all reporting segments.

     Operating income of $87.5 million for the second quarter and $160.9 million for the first six months of 2000 decreased 8.2% and 9.6%, respectively, from the comparable periods last year. Excluding non-recurring gains, operating income for the second quarter and first six months of 2000 increased 2.7% and 6.3%, respectively. Record operating income earned by Con-Way and Menlo in the second quarter and first half of 2000 was partially offset by lower operating income from Emery and the Other segment. The Other segment, which includes the Priority Mail operations, also included the non-recurring gains recognized in the first half of 1999.

     Other net expenses in the second quarter of 2000 decreased 16.1% from the same quarter last year due primarily to interest income earned on cash-equivalent investments and on a state tax refund, partially offset by a 7.2% increase in interest expense. Long-term debt transactions discussed in Note 2 of the Notes to Consolidated Financial Statements resulted in higher interest expense on long-term borrowings in the second quarter of 2000 compared to last year's second quarter. Other net expenses in the first half of 2000 fell 24.9% due primarily to a $2.6 million net gain from the sale of securities in March 2000 and higher income on cash-equivalent investments.

     The effective tax rate during 2000 was 42.5% compared to 43.5% in 1999. The reduction was due primarily to resolution of certain tax issues and tax planning strategies in 2000.

Con-Way Transportation Services

     Con-Way's revenue in the second quarter and first six months of 2000, increased 14.0% and 15.9%, respectively, over the same periods last year due primarily to higher tonnage (weight) and revenue per hundredweight (yield), and to a lesser extent, fuel surcharges.

     In the second quarter of 2000, total and less-than-truckload (LTL) weight for Con-Way's regional carriers increased 7.5% and 7.0%, respectively, over the second quarter of 1999. Total and LTL weight for the regional carriers in the first six months of 2000 increased 8.4% and 8.1%, respectively, over the same period last year. The increased weight reflects continued growth in core regional service and inter-regional joint services.

     In the second quarter of 2000, revenue per hundredweight for the regional carriers increased 5.6% over the second quarter of last year and the regional carriers' revenue per hundredweight for the first half of 2000 was 6.4% higher than the first half of 1999. The increases in yield were due primarily to higher rates obtained for Con-Way's core premium services and a larger percentage of inter-regional joint services, which command higher rates on longer lengths of haul.

     Con-Way's operating income in the second quarter and first half of 2000 grew 8.0% and 7.9%, respectively, over the same periods last year.
The increases were due primarily to higher revenue, increased load factor, and continued emphasis on operating efficiencies. Higher diesel fuel costs in the first half of 2000 were substantially mitigated by a fuel surcharge implemented by Con-Way in August 1999. Both the first half of 2000 and the first half of 1999 were negatively affected by operating losses from Con-Way's new multi-client warehousing and logistics business, which was formed in the fourth quarter of 1998.

Emery Worldwide

     Emery's revenue for the second quarter and first six months of 2000 increased 7.7% and 10.5%, respectively, over the same periods last year due primarily to higher international airfreight revenue and, to a lesser extent, fuel surcharges.

     International airfreight revenue for the second quarter and first half of 2000, excluding fuel surcharges, increased 14.0% and 19.1% over the second quarter and first half of 1999 due primarily to increases in pounds transported (weight) and revenue per pound (yield). Weight and yield for the second quarter of 2000 increased 10.0% and 3.7%, respectively, over the second quarter last year. In the first half of 2000, weight and yield rose 15.1% and 3.5%, respectively, over the first half of 1999. Weight and yield in the second quarter and first half of 2000 were favorably affected by improved economic conditions in the international markets served by Emery.

     North American airfreight revenue for the second quarter and first half of 2000, excluding fuel surcharges, fell 3.3% and 1.4%, respectively, from the comparable periods last year. Including fuel surcharges, North American airfreight revenue for the second quarter was essentially flat when compared to the second quarter of last year and North American airfreight revenue in the first half of 2000 increased 2.0% over the first half of 1999. In the second quarter of 2000, a 5.4% decline in North American airfreight weight was partially offset by a 2.3% increase in yield (excluding fuel surcharges). In the first six months of 2000, a 4.9% reduction in North American airfreight weight was partially offset by a 3.7% increase in revenue per pound (excluding fuel surcharges). Improved revenue per pound in the second quarter and first half of 2000 was due in part to an increase in the percentage of higher yielding guaranteed delivery service and Emery's ongoing yield management program, which is designed to eliminate or reprice certain low margin business.

     Emery's second-quarter 2000 operating income declined 25.3% from last year's second quarter and 2000 first-half operating income was down 2.9% from last year's first half. Operating income for the second quarter and first half of 2000 declined from the comparable periods last year due primarily to higher aircraft maintenance costs on aircraft during the implementation of the service initiatives discussed below. Higher jet fuel costs in the second quarter and first half of 2000 were substantially mitigated by a fuel surcharge implemented by Emery in September 1999.

     We will continue to focus on positioning Emery as a premium service provider. In North America, we intend to continue to develop an infrastructure capable of servicing a higher volume of premium and guaranteed delivery services and to reduce costs. Key initiatives include replacing older aircraft with newer and more efficient aircraft having lower maintenance costs, and the reconfiguration of Emery's sortation hub in Dayton, Ohio. Internationally, we will focus on expanding Emery's variable-cost-based operations and will continue our efforts to increase Emery's international revenue as a percentage of its total revenue.

     In July 2000, the Air Line Pilots Association (ALPA), the union representing Emery's pilots, issued a press release stating that Emery's pilots voted to authorize ALPA's management to determine whether or not the union will strike. According to federal law, before the issue could escalate into a strike, the National Mediation Board (NMB) would first have to declare an impasse and recommend that the parties submit their differences to an arbitrator for binding resolution. If either party should reject the offer for an arbitrated settlement, the NMB would then launch a 30-day period of continued negotiations, after which economic actions such as a strike or lockout could occur. As a result, the Company is unable to predict the ultimate outcome of this matter and there can be no assurance that this matter will not have a material adverse effect on the Company's financial condition or results of operations.

Menlo Logistics

     Menlo's revenue in the second quarter and first six months of 2000 exceeded the comparable periods last year by 31.4% and 31.1%, respectively. Higher revenue was due in part to existing contracts and consulting fees earned on contracts entered into in the first quarter and first half of 2000. A portion of Menlo's revenue is attributable to logistics contracts for which Menlo manages the transportation of freight but subcontracts the actual transportation and delivery of products to third parties. We refer to this as purchased transportation. Menlo's revenue in the second quarter, net of purchased transportation, increased 37.1% from the same quarter last year to $65.1 million. For the second half of 2000, Menlo's revenue, net of purchased transportation, increased 34.1% from the first half of last year to $130.1 million.

     Operating income for Menlo in the second quarter and first half of 2000 increased 60.7% and 63.9%, respectively, over the second quarter and first half of 1999. Higher operating income was primarily attributable to increased revenue and an increase in the percentage of revenue from higher-margin consulting fees.

Other Segment

     The Other segment consists primarily of the operations under a Priority Mail contract with the U.S. Postal Service, and includes the operating results of Road Systems and, prior to our sale of its assets in May 1999, VantageParts. Also included in the Other segment for 1999 were net gains on the VantageParts asset sale and settlement of a lawsuit in January 1999.

     The Other segment's revenue for the second quarter and first half of 2000 increased 0.6% and 3.8%, respectively, over the same periods last year due primarily to higher revenue from the Priority Mail operation. Second-quarter revenue from the Priority Mail operation increased to $126.8 million, a 7.3% increase from the second quarter of 1999. Priority Mail revenue of $262.0 million in the first half of 2000 was 10.9% higher than the first half of 1999. Higher Priority Mail revenue was partially offset by loss of revenue from VantageParts following the sale of its assets in May 1999.

     The Other segment's second-quarter operating income of $345,000 declined from $11.8 million in the second quarter of 1999. The second quarter of last year included the $10.1 million net gain on the VantageParts asset sale and $1.3 million of operating income from the Priority Mail operations. The Other segment's first-half operating income of $656,000 decreased from $32.3 million in the first half of 1999. Last year's first-half operating income included a $16.5 million net gain on the settlement of a lawsuit in January 1999, the $10.1 million net gain on the VantageParts asset sale, and $4.8 million of operating income from the Priority Mail operations. As discussed below, Priority Mail operating income was recognized in the first six months of 1999 and break-even results on Priority Mail operations have been recognized thereafter.

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

     Consistent with our accounting policies described in Note 1 of the Notes to Consolidated Financial Statements, unbilled revenue from the Priority Mail contract is recognized in our financial statements. In accordance with generally accepted accounting principles, EWA recognizes unbilled revenue related to claims sufficient only to recover costs of operating under the contract. Accordingly, no operating profit has been recognized in connection with the Priority Mail contract since the first half of 1999. As a result of the claims discussed above and the USPS's decision to assert price reductions, EWA recognized $29.3 million and $49.6 million of unbilled revenue in the second quarter and first half of 2000, respectively, and has recognized $173.4 million in unbilled revenue since the beginning of the Priority Mail contract, which amounts are in dispute. Until the dispute is resolved, we expect that any shortfall between EWA's billed revenue from the Priority Mail contract and its costs of operating under the contract will be recognized as unbilled revenue and as a result, we will generally continue to record break-even operating results under the Priority Mail contract in our financial statements. If we determine that the unbilled revenue is not collectable, the uncollectable amount will be charged as expense to operations in the period when and if that determination is made.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     In the first half of 2000, cash and cash equivalents decreased $9.8 million to $136.4 million. Net capital expenditures of $117.3 million were funded with $60.9 million of cash provided by operating activities, $46.5 million provided by financing activities and a reduction in cash.

     Operating activities in the first half of 2000 generated net cash of $60.9 million. Net income of $85.3 million, depreciation and amortization of $104.2 million, and a $49.6 million increase in accrued income taxes were partially offset by a $150.7 million increase in receivables and a $63.7 million decline in accrued liabilities. The increase in receivables was due in part to higher revenue and an increase in the amount of unbilled revenue from the Priority Mail contract, as described above. Other operating activities in the first half of 2000 generated net cash of $36.2 million. As discussed in Note 7 of the Notes to Consolidated Financial Statements, the decline in accrued liabilities was due in part to a $29.6 million payment to the IRS in settlement of a proposed IRS adjustment related to excise taxes.

     Investing activities in the first half of 2000 used $117.3 million of cash, $15.8 million less than the first half of 1999. Capital expenditures of $115.1 million in the first six months of 2000 declined $28.2 million from the same period last year. For the first half of 2000, Con-Way spent $58.9 million of cash primarily on revenue equipment and infrastructure and Emery spent $33.2 million of cash primarily on infrastructure. Capital expenditures by Con-Way and Emery in the first half of 2000 declined $30.4 million and $10.2 million, respectively, from the same period last year. Lower capital expenditures at Con-Way and Emery were partially offset by the in-process construction of a CNF corporate administrative facility. Software expenditures in the first half of 2000 declined $10.6 million from the first half of last year.

     Financing activities in the first six months of 2000 provided $46.5 million compared to the use of $50.7 million in the same period last year. As discussed in Note 2 of the Notes to Consolidated Financial Statements, a portion of the net proceeds of $197.5 million from the issuance in March 2000 of $200 million of 8 7/8% Notes due 2010 were used to repay short-term and long-term borrowings outstanding under lines of credit.

     As discussed above under "Results of Operations" for the "Other Segment", the provisional rate currently being paid to EWA by the U.S. Postal Service under the Priority Mail contract is below EWA's cost to service the contract. Until the dispute over pricing is resolved, our liquidity will be negatively affected by the shortfall between EWA's compensation from the contract and its cost of operating under the contract.

     As discussed in Note 7 of the Notes to Consolidated Financial Statements, the Company is currently under examination by the Internal Revenue Service (IRS) for tax years 1987 through 1996 on various issues. In connection with that examination, we paid the IRS $93.4 million in August 2000 for tax and interest related to issues raised under the examination. We paid the IRS with cash and the proceeds from short-term borrowings.

     We maintain a $350 million unsecured credit facility and a supplemental $100 million unsecured credit facility. At June 30, 2000, we had no borrowings outstanding under the unsecured credit facilities.

     The $350 million facility is also available for issuance of letters of credit. Under that facility, outstanding letters of credit totaled $52.6 million at June 30, 2000. Available capacity under the $350 million facility and the supplemental line of credit was $397.4 million at June 30, 2000.

     At June 30, 2000 we also had $75.0 million of uncommitted lines with no outstanding borrowings. Under other unsecured facilities, $66.0 million in letters of credit were outstanding at June 30, 2000.

     Our ratio of total debt to capital increased to 31.8% from 30.5% at December 31, 1999, primarily due to the March 2000 issuance of $200 million of 8 7/8% Notes due 2010.

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

MARKET RISK
-----------

     We are exposed to a variety of market risks, including the effects of interest rates, commodity prices and foreign currency exchange rates. Our policy is to enter into derivative financial instruments only in circumstances that warrant the hedge of an underlying asset, liability or future cash flow against exposure to some form of commodity, interest rate or currency-related risk. Additionally, the designated hedges should have high correlation to the underlying exposure such that fluctuations in the value of the derivatives offset reciprocal changes in the underlying exposure. Our policy prohibits entering into derivative instruments for trading purposes.

     We may be exposed to the effect of interest rate fluctuations in the fair value of our long-term debt and capital lease obligations, as summarized in Notes 3 and 4 of our 1999 Annual Report to Shareholders. Changes in our long-term debt in the first half of 2000 are discussed herein in Note 2 of the Notes to Consolidated Financial Statements. The change in the fair value of our long-term obligations given a hypothetical 10% change in interest rates would be approximately $21 million at June 30, 2000.

     We use interest rate swaps to mitigate the impact of interest rate volatility on cash flows and the fair value of our long-term debt. At March 31, 2000, interest rate swaps consisted only of cash flow hedges.
The underlying exposure of these swaps was from equipment lease obligations with variable interest rate components. As of June 30, 2000, we estimate that the net payments under these swaps given a hypothetical adverse change of 10% in market interest rates would not have a material effect on our financial condition or results of operations.

     In April 2000, we entered into interest rate swaps designated as fair value hedges. The underlying exposure of these swaps is the fluctuation in fair value of the $200 million of 8 7/8% Notes due 2010 issued in March 2000. Under the measurement criteria of hedge effectiveness of SFAS 133, the value of these fair value hedges vary inversely with the fluctuation in fair value of the $200 million 8 7/8% Notes. As of June 30, 2000, the change in the fair value of these interest rate swaps given a hypothetical 10% change in interest rates would be approximately $21 million.

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

     Since 1996, we expensed $38.1 million on Y2K compliance through December 31, 1999. All Y2K costs have been funded from operations. A portion of our capitalized software costs was for new financial and administrative systems that are Y2K compliant. Some of these systems replaced non-compliant systems.

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

labor matters, including changes in labor costs, renegotiations of labor contracts and the risk of work stoppages or strikes, including the fact that ALPA has been authorized by its members to strike against EWA; changes in governmental regulation; environmental and tax matters, including aircraft maintenance and other tax matters discussed herein; and matters relating to the spin-off of CFC. In that regard, we are or may be subject to substantial liabilities with respect to certain matters relating to CFC's business and operations, including, without limitation, guarantees of certain indebtedness of CFC and liabilities for employment-related, tax and environmental matters, including the tax matters described herein. Although CFC is, in general, either the primary or secondary obligor or jointly and severally liable with us with respect to these matters, a failure to pay or other default by CFC with respect to the obligations as to which we are or may be, or may be perceived to be, liable, whether because of CFC's bankruptcy or insolvency or otherwise, could lead to substantial claims against us. As a result of the foregoing, no assurance can be given as to future results of operations or financial condition.

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

     On February 16, 2000, a DC-8 cargo aircraft operated by EWA crashed shortly after take-off from Mather Field, near Sacramento, California. The crew of three was killed. There were no reported injuries on the ground. The cause of the crash has not been determined. The National Transportation Safety Board is conducting an investigation. The Company is currently unable to predict the outcome of this matter or the effect it may have on the Company. The Company may be subject to claims and proceedings relating to the crash, which could include private lawsuits seeking monetary damages and governmental proceedings. Although EWA maintains insurance that is intended to cover claims that may arise in connection with an airplane crash, the Company cannot assure that the insurance will in fact be adequate to cover all possible types of claims. In particular, any claims for punitive damages or any impact of possible government proceedings or other sanctions would not be covered by insurance.

     Certain legal matters are discussed in Note 7 in the Notes to Consolidated Financial Statements in Part I of this form.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     At the Annual Shareholders Meeting held April 25, 2000, the following proposals were presented with the indicated voting results:

     For the purpose of electing members of the Board of Directors, the votes representing shares of Common and Preferred stock were cast as follows:

          Nominee                   For     Against
          Robert Alpert         44,667,226   894,516
          Margaret G. Gill      44,685,648   876,094
          Robert Jaunich II     44,684,233   877,509
          Robert P. Wayman      44,689,533   872,209

     The following directors did not stand for election and continued in office as directors after the Annual Shareholders Meeting: Richard A. Clarke, W. Keith Kennedy, Jr., Richard B. Madden, Donald E. Moffitt, Michael J. Murray, Gregory L. Quesnel, Robert D. Rogers, and William J. Schroeder.

     Amendments to the Company's 1997 Equity and Incentive Plan, and the re-approval of the Plan in its entirety was approved by the following vote:
For 35,474,173; Against 4,341,725; Abstain 443,444.

     The appointment of Arthur Andersen LLP as independent public accountants for the year 2000 was approved by the following vote: For 44,885,937; Against 387,301; Abstain 288,504.


ITEM 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits

            10        Agreement Resolving Certain Matters Under the
                      Tax Sharing Agreement

            27        Financial Data Schedule

            99(a)     Computation of Ratios of Earnings to Fixed
                      Charges -- the ratios of earnings to fixed charges were 3.8x and 4.2x for the six months ended
                      June 30, 2000 and 1999, respectively.

              (b) Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends -- the ratios of earnings to combined fixed charges and preferred stock dividends were 3.7x and 4.0x for the six months ended June 30, 2000 and 1999, respectively.

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended June 30, 2000.


                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company (Registrant) has duly caused this Form 10-Q Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CNF Transportation Inc.
                                (Registrant)

August 11, 2000                 /s/Chutta Ratnathicam
                                Chutta Ratnathicam
                                Senior Vice President and
                                  Chief Financial Officer