Form 10-Q
period 2000-09-30
CNF TRANSPORTATION INC
filed 2000-11-14
CIK 23675

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2000

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



            Number of shares of Common Stock, $.625 par value,
              outstanding as of October 31, 2000: 48,605,487

                          CNF TRANSPORTATION INC.
                                 FORM 10-Q
                      Quarter Ended September 30, 2000

___________________________________________________________________________

___________________________________________________________________________


                                   INDEX



PART I.   FINANCIAL INFORMATION                           Page

  Item 1. Financial Statements

          Consolidated Balance Sheets -
            September 30, 2000 and December 31, 1999         3

          Statements of Consolidated Income -
            Three and Nine months Ended September 30, 2000
            and 1999                                         5

          Statements of Consolidated Cash Flows -
            Nine months Ended September 30, 2000 and 1999    6

          Notes to Consolidated Financial Statements         7

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations             15


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                 25

  Item 6. Exhibits and Reports on Form 8-K                  25


SIGNATURES                                                  26

                       ITEM 1. FINANCIAL STATEMENTS

                          CNF TRANSPORTATION INC.
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                                 September 30,  December 31,
                                                     2000          1999

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                     $   79,896     $  146,263
  Trade accounts receivable, net of
     allowances                                    884,674        914,307
  Other accounts receivable                         18,181         25,419
  Operating supplies, at lower of average
     cost or market                                 42,505         46,019
  Prepaid expenses                                  49,543         41,971
  Deferred income taxes                             79,530         26,254
  Net current assets of discontinued
     operations (Note 2)                            71,054             -
       Total Current Assets                      1,225,383      1,200,233

PROPERTY, PLANT AND EQUIPMENT, NET
  Land                                             119,836        119,403
  Buildings and leasehold improvements             665,011        573,688
  Revenue equipment                                808,669        854,519
  Other equipment                                  415,902        447,962
                                                 2,009,418      1,995,572
  Accumulated depreciation and amortization       (920,281)      (864,538)
                                                 1,089,137      1,131,034

OTHER ASSETS
  Deferred charges and other assets                147,772        200,739
  Capitalized software, net                         88,963         88,157
  Unamortized aircraft maintenance (Note 1)        270,949        226,629
  Goodwill, net                                    257,593        265,896
  Net long-term assets of discontinued
     operations (Note 2)                           138,419             -
                                                   903,696        781,421
TOTAL ASSETS                                    $3,218,216     $3,112,688


     The accompanying notes are an integral part of these statements.

                          CNF TRANSPORTATION INC.
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                                 September 30,  December 31,
                                                     2000          1999
LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
  Accounts payable                              $  408,582     $  407,605
  Accrued liabilities                              370,488        422,470
  Accrued claims costs                             129,011         99,940
  Current maturities of long-term debt and
     capital leases                                  7,553          6,452
  Short-term borrowings                              5,000         40,000
  Income taxes payable                              42,667         53,455
     Total Current Liabilities                     963,301      1,029,922

 LONG-TERM LIABILITIES
  Long-term debt and guarantees (Note 3)           424,096        322,800
  Long-term obligations under capital leases       110,562        110,646
  Accrued claims costs                              49,868         81,978
  Employee benefits                                242,190        217,519
  Other liabilities and deferred credits            44,321         45,450
  Aircraft lease return provision (Note 1)         100,504         82,910
  Deferred income taxes                            116,286        128,515
     Total Liabilities                           2,051,128      2,019,740

 COMMITMENTS AND CONTINGENCIES (Note 8)

 COMPANY-OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES OF SUBSIDIARY TRUST
  HOLDING SOLELY CONVERTIBLE DEBENTURES OF
  THE COMPANY (Note 7)                             125,000        125,000

 SHAREHOLDERS' EQUITY
  Preferred stock, no par value; authorized
   5,000,000 shares:
     Series B, 8.5% cumulative, convertible,
       $.01 stated value; designated 1,100,000
       shares; issued 828,678 and 840,407
       shares, respectively                              8              8
  Additional paid-in capital, preferred stock      126,034        127,817
  Deferred compensation, Thrift and Stock Plan     (82,173)       (87,600)
     Total Preferred Shareholders' Equity           43,869         40,225

  Common stock, $.625 par value; authorized
     100,000,000 shares; issued 55,379,531
     and 55,306,947 shares, respectively            34,612         34,567
  Additional paid-in capital, common stock         330,160        328,721
  Retained earnings                                826,702        747,936
  Deferred compensation, restricted stock           (1,423)        (2,010)
  Cost of repurchased common stock
     (6,792,782 and 6,856,567 shares,
      respectively)                               (167,485)      (169,057)
                                                 1,022,566        940,157
  Accumulated foreign currency translation
     adjustment                                    (19,952)        (8,039)
  Minimum pension liability adjustment              (4,395)        (4,395)
     Accumulated Other Comprehensive Loss          (24,347)       (12,434)
     Total Common Shareholders' Equity             998,219        927,723
     Total Shareholders' Equity                  1,042,088        967,948
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $3,218,216     $3,112,688

     The accompanying notes are an integral part of these statements.


                                           PAGE 5

                                   CNF TRANSPORTATION INC.
                              STATEMENTS OF CONSOLIDATED INCOME
                        (Dollars in thousands except per share amounts)

                                                Three Months Ended              Nine Months Ended
                                                   September 30,                   September 30,
                                               2000            1999            2000            1999
 REVENUES                                  $  1,410,586    $  1,290,182    $  4,140,497    $  3,670,757

 Costs and Expenses
   Operating expenses                         1,186,955       1,041,670       3,427,082       2,969,221
   General and administrative                   127,104         125,098         375,385         360,624
   Depreciation                                  41,118          37,646         121,687         108,655
   Net gain on sale of assets of
     parts distribution operation                     -               -               -         (10,112)
   Net gain on legal settlement                       -               -               -         (16,466)
                                              1,355,177       1,204,414       3,924,154       3,411,922

 OPERATING INCOME                                55,409          85,768         216,343         258,835
                                                                                           .
 Other Income (Expense)
   Investment income                                327              35           1,191             155
   Interest expense                              (8,536)         (6,822)        (22,817)        (21,300)
   Dividend requirement on
     preferred securities of
     subsidiary trust (Note 7)                   (1,563)         (1,563)         (4,689)         (4,689)
   Miscellaneous, net                             1,664             784           5,652           1,543
                                                 (8,108)         (7,566)        (20,663)        (24,291)

 Income from Continuing Operations
   before Income Taxes                           47,301          78,202         195,680         234,544
 Income Taxes                                    19,633          34,018          82,694         102,246
 Income from Continuing Operations               27,668          44,184         112,986         132,298
 Income from Discontinued Operations,
   net of Income Taxes (Note 2)                       -               -               -           2,966
 Loss from Discontinuance, net of
   Income Tax Benefits (Note 2)                 (13,508)              -         (13,508)              -
                                                (13,508)              -         (13,508)          2,966
 Net Income                                      14,160          44,184          99,478         135,264
 Preferred Stock Dividends                        2,047           2,037           6,153           6,125

 NET INCOME AVAILABLE TO
   COMMON SHAREHOLDERS                     $     12,113    $     42,147    $     93,325    $    129,139

 Weighted-Average Common Shares
   Outstanding (Note 6)
     Basic                                   48,511,156      48,306,902      48,464,021      48,131,556
     Diluted                                 56,349,127      56,032,549      56,379,755      55,908,199

 Earnings per Common Share (Note 6)
   Basic
     Income from Continuing Operations     $       0.53    $       0.87    $       2.21    $       2.62
     Income from Discontinued Operations             -               -               -             0.06
     Loss from Discontinuance                     (0.28)             -            (0.28)             -
     Net Income                            $       0.25    $       0.87    $       1.93    $       2.68
   Diluted
     Income from Continuing Operations     $       0.48    $       0.77    $       1.96    $       2.33
     Income from Discontinued Operations             -               -               -             0.05
     Loss from Discontinuance                     (0.24)             -            (0.24)             -
     Net Income                            $       0.24    $       0.77    $       1.72    $       2.38



             The accompanying notes are an integral part of these statements.

                          CNF TRANSPORTATION INC.
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                          (Dollars in thousands)
                                                      Nine Months Ended
                                                         September 30,
                                                       2000        1999
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     $ 146,263    $  73,897

OPERATING ACTIVITIES
  Net income                                          99,478      135,264
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Discontinued operations, net of tax            13,508           -
       Depreciation and amortization                 157,842      139,646
       Increase (decrease) in deferred income taxes   (3,415)      46,570
       Amortization of deferred compensation           5,785        9,125
       Provision for uncollectable accounts           11,422        8,446
       Gain from sale of equity securities, net       (2,619)          -
       Loss (gain) from sales of property, net          (773)          35
       Net gain from sale of assets of parts
          distribution operation                          -       (10,112)
       Loss from sale of assets of truckload
          operation                                    5,459           -
     Changes in assets and liabilities:
       Receivables                                  (202,160)     (19,208)
       Prepaid expenses                               (9,230)     (24,463)
       Unamortized aircraft maintenance              (44,320)     (31,416)
       Accounts payable                               10,317        1,567
       Accrued liabilities                           (29,139)      64,725
       Accrued claims costs                           (2,850)      30,145
       Income taxes                                  (10,788)     (12,340)
       Employee benefits                              25,739       25,109
       Aircraft lease return provision                17,594       18,584
       Deferred charges and credits                   22,377       (9,935)
       Other                                          (6,926)     (15,919)
     Net Cash Provided by Operating Activities        57,301      355,823

INVESTING ACTIVITIES
  Capital expenditures                              (170,887)    (239,070)
  Software expenditures                              (14,327)     (27,897)
  Proceeds from sale of equity securities              2,619           -
  Proceeds from sales of property                     10,206       10,667
  Proceeds from sale of assets of parts
     distribution operation                               -        29,260
  Proceeds from sale of assets of truckload
     operation                                         7,263           -
     Net Cash Used in Investing Activities          (165,126)    (227,040)

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt           198,752           -
  Payments for issuance costs of long-term debt       (1,300)          -
  Repayment of long-term debt, guarantees and
     capital leases                                  (96,482)     (32,977)
  Repayment of short-term borrowings, net            (35,000)     (18,000)
  Proceeds from exercise of stock options                950        7,106
  Payments of common dividends                       (14,559)     (14,473)
  Payments of preferred dividends                    (10,903)     (11,078)
     Net Cash Provided by (Used in) Financing
        Activities                                    41,458      (69,422)

     Increase (Decrease) in Cash and Cash
        Equivalents                                  (66,367)      59,361

CASH AND CASH EQUIVALENTS, END OF PERIOD           $  79,896    $ 133,258

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

2.   Discontinued Operations

     On November 3, 2000, Emery Worldwide Airlines (EWA) and the U.S. Postal Service (USPS) announced an agreement to terminate their contract for the transportation and sortation of Priority Mail. Under terms of the agreement, the USPS on January 7, 2001 will assume operating responsibility for services covered under the contract. The contract was originally scheduled to terminate in the first quarter of 2002, subject to renewal options. As a part of the transition of the Priority Mail operations from Emery to the USPS, Emery has agreed to provide certain air transportation and related services to the USPS for a period of not less than ninety days beginning on January 7, 2001.

     The USPS has agreed to reimburse the Company for Priority Mail contract termination costs, including costs of contract-related equipment, inventory, and operating lease commitments, up to $125 million (the "Termination Liability Cap"). On or before January 7, 2001, the USPS is obligated to pay EWA $60 million toward the termination costs. This provisional payment will be adjusted if actual termination costs are greater or less than $60 million, in which case either the USPS will be required to make an additional payment or EWA will be required to return a portion of the provisional payment.

     Under the termination agreement, EWA agreed to dismiss a complaint filed in April 2000 in the U.S. Court of Federal Claims that requested a declaration of contract rights under the Priority Mail contract and a ruling that the USPS was in breach of contractual payment obligations. However, the termination agreement preserves EWA's right to pursue claims for underpayment under the contract. EWA intends to pursue these claims, and has initiated litigation in the U.S. Court of Federal Claims for those claims that are ripe for disposition there. These claims, and recent payments made by the USPS toward these claims, are described under "Discontinued Operations" in "Management Discussion and Analysis". The Company's accounting policy for revenue recognition under the Priority Mail contract, including claims for underpayment relating to any period until the effective termination date on January 7, 2001, is described below.

     As a result of the contract termination, the results of operations of the Company's Priority Mail contract have been reclassified as discontinued operations in the Statements of Consolidated Income for all periods presented. Assets and liabilities have been reclassified in the Consolidated Balance Sheet as of September 30, 2000 from their historical classifications to separately reflect them as net assets of discontinued operations. The Consolidated Balance Sheet as of December 31, 1999 has not been restated. Cash flows related to discontinued operations have not been segregated in the Statements of Consolidated Cash Flows, and, as a result, amounts on the Statements of Consolidated Income and Consolidated Balance Sheets may not agree with certain captions on the Statements of Consolidated Cash Flows.

     The summarized results of discontinued operations were as follows:

                             Three Months Ended     Nine Months Ended
   (Dollars in thousands)      September 30,          September 30,
                              2000       1999        2000       1999
                          ----------  ----------  ---------- ----------
   Revenue                $ 124,317  $ 118,209   $ 386,362  $ 354,594

   Operating income
      before taxes               -          -           -       4,862
   Income taxes                  -          -           -       1,896
                          ----------  ----------  ---------- ----------
   Income from
      discontinued
      operations          $      -    $      -   $      -   $   2,966
                          ==========  ==========  ========== ==========
   Loss from
      discontinuance,
      net of tax benefits $ (13,508)  $      -   $ (13,508) $      -
                          ==========  ==========  ========== ==========

     The loss from discontinuance of $13.5 million recognized in the third quarter of 2000, which is reported net of $8.6 million of income tax benefits, includes estimates for the write-down of non-reimbursable assets, legal and advisory fees, costs of providing transportation services for a three-month period following the effective termination date, certain employee-related costs and other non-reimbursable costs from discontinuance.

     The net assets of discontinued operations as of September 30, 2000 were as follows:

(Dollars in thousands)

     Current Assets
       Trade accounts receivable, net            $ 115,583
       Other                                         6,715
                                                 ----------
                                                   122,298
     Property, plant and equipment, net             68,647
     Long-term receivables and other assets        132,238
                                                ----------
          Total assets of discontinued
            operations                          $  323,183
                                                ----------

     Current Liabilities                        $   51,244
     Long-term liabilities                          62,466
                                                ----------
          Total liabilities of
            discontinued operations             $  113,710
                                                ----------
            Net assets of discontinued
              operations                        $  209,473
                                                ==========


     For periods prior to the effective termination date on January 7, 2001, the Priority Mail contract provides for the re-determination of prices paid to EWA under the contract, which gives rise to unbilled revenue. Unbilled revenue representing contract change orders or claims is included in revenue only when it is probable that the change order or claim will result in additional contract revenue and if the amount can be reliably estimated. The Company recognizes unbilled revenue related to claims sufficient only to recover costs. When adjustments in contract revenue are determined, any changes from prior estimates will be reflected in operating results for discontinued operations in the current period.

     The amount of unbilled revenue related to the Company's Priority Mail contract recognized at September 30, 2000 and December 31, 1999 was $194.4 million and $123.7 million, respectively. As described above and under "Discontinued Operations" in "Management's Discussion and Analysis", EWA received payments from the U.S. Postal Service in October 2000 totaling $102.1 million, reducing the $194.4 million recognized by EWA as unbilled revenue as of September 30, 2000 to $92.3 million. As of September 30, 2000, $102.1 million of unbilled revenue was classified as Trade Accounts Receivable and $92.3 million was classified as Other Long-Term Receivables.

3.   Long-Term Debt

     In August 1999, the aggregate principal amount of $117.7 million of the Company's unsecured 9 1/8% Notes was paid in full at maturity. The repayment of these notes was made in part with $90.0 million of borrowings under lines of credit.

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

4.   Comprehensive Income

     Comprehensive Income, which is a measure of all changes in equity except those resulting from investments by owners and distributions to owners, was as follows:
                             Three Months Ended     Nine Months Ended
   (Dollars in thousands)      September 30,          September 30,
                              2000       1999        2000       1999
                          ----------  ----------  ---------- ----------
   Net income             $  14,160   $  44,184   $  99,478  $ 135,264
   Foreign currency
     translation adjustment  (3,996)      1,704     (11,913)     2,398
                          ----------  ----------  ---------- ----------
                          $  10,164   $  45,888   $  87,565  $ 137,662
                          ==========  ==========  ========== ==========

5.   Business Segments

     Selected financial information about the Company's operating segments is shown below and reflects only continuing operations. Prior periods have been reclassified to exclude discontinued operations.


                             Three Months Ended     Nine Months Ended
   (Dollars in thousands)      September 30,          September 30,
                             2000        1999        2000        1999
                          ----------  ----------  ----------  ----------
   Revenues
     Con-Way
       Transportation     $  520,864  $  496,589  $1,569,404  $1,404,200
     Emery Worldwide         662,621     620,470   1,908,329   1,742,105
     Menlo Logistics         228,992     181,473     684,363     529,310
     Other                    11,283      11,651      40,988      53,255
                          ----------  ----------  ----------  ----------
                           1,423,760   1,310,183   4,203,084   3,728,870
   Intercompany Eliminations
     Con-Way Transportation   (2,730)     (5,931)    (12,160)    (16,616)
     Emery Worldwide          (5,160)     (3,154)    (18,925)     (9,514)
     Menlo Logistics          (3,353)     (2,791)    (10,270)     (8,466)
     Other                    (1,931)     (8,125)    (21,232)    (23,517)
                          ----------  ----------  ----------  ----------
                             (13,174)    (20,001)    (62,587)    (58,113)
   External Revenues
     Con-Way Transportation  518,134     490,658   1,557,244   1,387,584
     Emery Worldwide         657,461     617,316   1,889,404   1,732,591
     Menlo Logistics         225,639     178,682     674,093     520,844
     Other                     9,352       3,526      19,756      29,738
                          ----------  ----------  ----------  ----------
                          $1,410,586  $1,290,182  $4,140,497  $3,670,757
                          ==========  ==========  ==========  ==========
   Operating Income (Loss)
     Con-Way
       Transportation (1) $   52,189  $   56,938  $  175,980   $ 171,715
     Emery Worldwide (2)      (5,788)     22,551      14,588      43,527
     Menlo Logistics           8,628       6,298      24,739      16,127
     Other (3)                   380         (19)      1,036      27,466
                          ----------  ----------  ----------  ----------
                          $   55,409  $   85,768  $  216,343  $  258,835
                          ==========  ==========  ==========  ==========

(1) For the three and nine months ended September 30, 2000, results include a $5.5 million loss on the sale of certain assets of Con-Way Truckload Services.

(2) For the three and nine months ended September 30, 2000, results include an $11.9 million loss from the termination of certain aircraft leases.

(3) The Other segment includes the operating results of Road Systems and, prior to the sale of its assets in May 1999, VantageParts.

     For the nine months ended September 30, 1999, the Other segment included a $10.1 million net gain recognized in May 1999 from the sale of the assets of VantageParts, the Company's wholesale parts distribution operation, and a $16.5 million net gain on a lawsuit settled in January 1999.

6.   Earnings Per Share

     Basic earnings per share was computed by dividing income from continuing operations by the weighted-average common shares outstanding. The calculation for diluted earnings per share on continuing operations was calculated as shown below. Prior periods have been reclassified to exclude discontinued operations.

                                  Three Months Ended    Nine Months Ended
(Dollars in thousands except        September 30,         September 30,
 per share data)                  2000        1999        2000        1999
                               ----------  ----------  ---------  ----------
Earnings:
  Income from Continuing
     Operations              $   25,621   $  42,147  $  106,833   $  126,173
  Add-backs:
     Dividends on Series B
       preferred stock, net
       of replacement funding       345         309       1,051          980
     Dividends on preferred
       securities of subsidiary
       trust, net of tax            954         954       2,862        2,862
                             ----------  ----------  ----------   ----------
                             $   26,920  $   43,410  $  110,746   $  130,015
                             ----------  ----------  ----------   ----------
Shares:
  Basic shares (weighted-
     average common shares
     outstanding)            48,511,156  48,306,902  48,464,021   48,131,556
  Stock option dilution         267,471     630,513     345,234      681,509
  Series B preferred stock    4,445,500   3,970,134   4,445,500    3,970,134
  Preferred securities of
     subsidiary trust         3,125,000   3,125,000   3,125,000    3,125,000
                             ----------  ----------  ----------   ----------
                             56,349,127  56,032,549  56,379,755   55,908,199
                             ----------  ----------  ----------   ----------
     Diluted Earnings Per
       Share for Continuing
       Operations            $     0.48  $     0.77  $     1.96   $     2.33
                             ==========  ==========  ==========   ==========


7.   Preferred Securities of Subsidiary Trust

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

8.   Contingencies

     In connection with the December 2, 1996 spin-off of Consolidated Freightways Corporation (CFC), the Company's former long-haul LTL segment, the Company agreed to indemnify certain states, insurance companies and sureties against the failure of CFC to pay certain worker's compensation, tax and public liability claims that were pending as of September 30, 1996. In some cases, these indemnities are supported by letters of credit under which the Company is liable to the issuing bank and by bonds issued by surety companies. In order to secure CFC's obligation to reimburse and indemnify the Company against liability with respect to these claims, as of October 1, 2000, CFC had provided the Company with approximately $6.0 million of letters of credit. However, the letters of credit provided by CFC are less than the Company's maximum contingent liability under these indemnities.

     The Company is currently under examination by the Internal Revenue Service (IRS) for tax years 1987 through 1998 on various issues. In connection with that examination, the IRS proposed adjustments for tax years 1987 through 1990. The Company filed a protest concerning the proposed adjustments for tax years 1987 through 1990 and engaged in discussions with the Appeals Office of the IRS. After those discussions failed to produce a settlement, in March 2000 the IRS issued a Notice of Deficiency (the Notice) for the years 1987 through 1990 with respect to various issues, including aircraft maintenance and matters related to CFC for years prior to the spin-off, which are described below. Based upon the Notice, the total amount of the deficiency for items in years 1987 through 1990, including taxes and interest, was $145 million as of September 30, 2000. The amount due under the Notice was reduced in the third quarter by a portion of the Company's $93.4 million payment to the IRS, which is described below.

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

     Under the Notice, the IRS is also seeking additional taxes, plus interest, for certain matters relating to CFC for those periods. As part of the spin-off, the Company and CFC entered into a tax sharing agreement that provided a mechanism for the allocation of any additional tax liability and related interest that arise due to adjustments by the IRS for years prior to the spin-off. In May 2000, the Company and CFC settled certain federal tax matters relating to CFC on issues for tax years 1984 through 1990. Under the settlement agreement, the Company received from CFC cash of $16.7 million, a $20.0 million note due in 2004, and a commitment to transfer to the Company land and buildings with an estimated value of $21.2 million. In September 2000, the Company received real property with an estimated value of $13.8 million as partial settlement of CFC's commitment to transfer land and buildings.

     As discussed above, the IRS is seeking to recover $145 million under the Notice. In addition to the issues covered under the Notice for tax years 1987 through 1990, the IRS in May 2000 proposed substantial additional adjustments for tax years 1991 through 1996 with respect to various issues, including aviation excise taxes, matters relating to CFC for years prior to the spin-off, and, as mentioned above, aircraft maintenance costs.

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

     In addition to the matters discussed above and under "Legal Proceedings" below, the Company and its subsidiaries are defendants in various lawsuits incidental to their businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material impact on the Company's financial condition or results of operations.

                       PART I. FINANCIAL INFORMATION
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

     On November 3, 2000, Emery Worldwide Airlines (EWA) and the U.S. Postal Service (USPS) announced an agreement to terminate their contract for the transportation and sortation of Priority Mail. Accordingly, the results of operations and net assets of the Priority Mail operation have been classified as discontinued operations. A summary of selected terms of the agreement, summary financial data, and related information are included in Note 2 of the Notes to Consolidated Financial Statements. Background and additional information are described below under "Discontinued Operations".


Continuing Operations
---------------------

     Income from continuing operations (hereinafter, reduced by preferred stock dividends) for the third quarter of 2000 was $25.6 million ($0.53 per basic share and $0.48 per diluted share) compared to $42.1 million ($0.87 per basic share and $0.77 per diluted share) in the same quarter of last year. The third quarter of 2000 included an $11.9 million non-recurring loss ($0.14 per basic share and $0.12 per diluted share) from the termination of certain aircraft leases and a $5.5 million loss from the sale of certain assets of Con-Way Truckload Services ($0.07 per basic share and $0.06 per diluted share). Excluding these non-recurring charges, income from continuing operations in the third quarter of 2000 was $35.8 million, a 15.1% decline from the same quarter last year.

     Income from continuing operations for the first nine months of 2000 was $106.8 million ($2.21 per basic share and $1.96 per diluted share) compared to $126.2 million ($2.62 per basic share and $2.33 per diluted share) in the same period last year. In addition to the non-recurring charges discussed above, the first nine months of 2000 included a $2.6 million non-recurring net gain ($0.03 per basic and diluted share) from the sale of securities. The first nine months of last year benefited from a $10.1 million non-recurring net gain ($0.12 per basic share and $0.10 per diluted share) from the sale of assets of the Company's former wholesale parts distribution operation and a $16.5 million non-recurring net gain ($0.19 per basic share and $0.17 per diluted share) from the settlement of a lawsuit. Except for the gain from the sale of securities in 2000, the non-recurring items in the first nine months of 2000 and 1999 were included in operating income. Excluding the non-recurring items in both nine-month periods, income from continuing operations for the first nine months of 2000 increased 3.7% over the first nine months of 1999.

     Revenue for the third quarter and first nine months of 2000 increased 9.3% and 12.8%, respectively, over the third quarter and first nine months of last year due to higher revenue from the Company's three largest segments.

     Operating income of $55.4 million for the third quarter and $216.3 million for the first nine months of 2000 decreased 35.4% and 16.4%, respectively, from the comparable periods last year. Excluding the non-recurring charges in 2000 and the non-recurring gains in 1999, operating income for the third quarter and first nine months of 2000 decreased 15.2% and 0.6%, respectively. In the third quarter of 2000, an operating loss from Emery and lower operating income from Con-Way (including the Con-Way Truckload Services asset sale) was partially offset by record operating income earned by Menlo. For the nine-month period, higher operating income from Menlo and Con-Way was more than offset by lower operating income from Emery and the Other segment. The Other segment, which includes the operating results of Road Systems, also included the non-recurring gains recognized in the first nine months of 1999.

     Other net expenses in the third quarter of 2000 increased 7.2% from the same quarter last year due primarily to a 25.1% increase in interest expense. Other net expenses in the first nine months of 2000 fell 14.9% due primarily to a $2.6 million net gain from the sale of securities in March 2000 and interest income on a note receivable from CFC (described in Note 8 of the Notes to Consolidated Financial Statements), partially offset by a 7.1% increase in interest expense. Long-term debt transactions discussed in Note 3 of the Notes to Consolidated Financial Statements resulted in higher interest expense on long-term borrowings in the third quarter and first nine months of 2000 compared to the respective periods last year.

     The effective tax rate during the third quarter and first nine months of 2000 was 41.5% and 42.3%, respectively, compared to 43.5% in the third quarter of 1999 and 43.6% in the first nine months of 1999. The reduction was due primarily to resolution of certain tax issues and tax planning strategies in 2000.


Con-Way Transportation Services

     Third-quarter revenue from Con-Way Transportation Services (Con-Way) in 2000 increased 5.6% over the same period last year due primarily to higher revenue per hundredweight (yield) and essentially flat tonnage (weight). Revenue in the first nine months of 2000 increased 12.2% over the same period last year due primarily to higher tonnage and yield. Total and less-than-truckload (LTL) weight transported by Con-Way's regional carriers in the first nine months of 2000 increased 5.3% and 5.2%, respectively, over the same period last year. Tonnage in the third quarter and first nine months of 2000 was positively impacted by continued growth in inter-regional joint services. Con-Way's management believes that flat tonnage growth in the third quarter of 2000 was due in part to the closures of two of Con-Way's competitors in the second quarter of 1999, which created additional demand for Con-Way's services in the third quarter of last year.

     In the third quarter of 2000, revenue per hundredweight for the regional carriers increased 7.9% over the third quarter of last year and the regional carriers' revenue per hundredweight for the first nine months of 2000 was 6.9% higher than the first nine months of 1999. The increases in yield were due primarily to higher rates obtained for Con-Way's core premium services; a larger percentage of inter-regional joint services, which command higher rates on longer lengths of haul; and, to a lesser extent, fuel surcharges.

     Con-Way's operating income in the third quarter of 2000 fell 8.3% from the same period last year due in part to a $5.5 million loss from the sale of certain assets of Con-Way Truckload Services. Excluding the non-recurring charge, operating income for the 2000 third quarter increased
1.2% from the third quarter of 1999. Operating income in the first nine months of 2000 rose 2.5% from the same period last year. Excluding the non-recurring charge, higher operating income in the third quarter and first nine months of 2000 was due primarily to higher revenue and continued emphasis on operating efficiencies, including increased load factor.
Higher diesel fuel costs in the first nine months of 2000 were substantially mitigated by a fuel surcharge implemented by Con-Way in August 1999. The first nine months of 2000 and 1999 were negatively affected by operating losses from Con-Way's new multi-client warehousing and logistics business, which was formed in the fourth quarter of 1998.

Emery Worldwide

     Emery's revenue for the third quarter and first nine months of 2000 increased 6.5% and 9.1%, respectively, over the same periods last year due primarily to higher international airfreight revenue and, to a lesser extent, fuel surcharges.

     International airfreight revenue for the third quarter and first nine months of 2000, excluding fuel surcharges, increased 14.7% and 17.5%, respectively, over the third quarter and first nine months of 1999 due primarily to increases in pounds transported (weight) and revenue per pound (yield). Weight and yield for the third quarter of 2000 increased 9.8% and 4.4%, respectively, over the third quarter of last year. In the first nine months of 2000, weight and yield rose 13.2% and 3.8%, respectively, over the first nine months of 1999. Weight and yield in the third quarter and first nine months of 2000 were favorably affected by improved economic conditions in the international markets served by Emery.

     North American airfreight revenue for the third quarter and first nine months of 2000, excluding fuel surcharges, fell 6.6% and 3.2%, respectively, from the comparable periods last year. Including fuel surcharges, North American airfreight revenue for the third quarter declined 2.8% when compared to the third quarter of last year and North American airfreight revenue in the first nine months of 2000 was essentially flat compared to the same period last year. In the third quarter of 2000, a 9.0% decline in North American airfreight weight was partially offset by a 2.7% increase in yield (excluding fuel surcharges). In the first nine months of 2000, a 6.3% reduction in North American airfreight weight was partially offset by a 3.3% increase in revenue per pound (excluding fuel surcharges). Lower weight transported in North America for the third quarter and first nine months of 2000 was due in part to a decline in demand from certain industries served by Emery. Improved revenue per pound in the third quarter and first nine months of 2000 was due in part to an increase in the percentage of higher-yielding guaranteed delivery service and Emery's ongoing yield management, which is designed to eliminate or reprice certain low-margin business.

     Emery's operating results declined to a third-quarter operating loss of $5.8 million in 2000 from operating income of $22.6 million in 1999. Operating income for the nine-month period declined to $14.6 million, down from $43.5 million in the same period last year. Operating results in 2000 were adversely affected by an $11.9 million non-recurring charge from the termination of certain aircraft leases in the third quarter and higher airhaul costs. Domestically, airhaul expense was negatively impacted by higher aircraft maintenance costs, including an increase in amortization from shortened maintenance cycles. Internationally, reduced airlift capacity in some international markets adversely impacted airhaul rates. Higher jet fuel costs in the third quarter and first nine months of 2000 were substantially mitigated by a fuel surcharge implemented by Emery in September 1999.

     In September 2000, Chutta Ratnathicam was named Chief Executive Officer of Emery Worldwide, succeeding Roger Piazza, who retired. Mr. Ratnathicam most recently served as CNF's Senior Vice President and Chief Financial Officer and served as Emery's interim CEO for a brief period in 1998 prior to Mr. Piazza's appointment.

     Under Mr. Ratnathicam, Emery's management intends to continue positioning Emery as a premium service provider, focusing on achieving higher yield with a reduced cost structure. In North America, management will seek to improve yield by earning compensation that is commensurate with premium services. Internationally, management will focus on expanding Emery's variable-cost-based operations and continuously renegotiating airhaul rates to improve operating margins. Management will continue efforts to increase Emery's international revenue as a percentage of its total revenue.

     In September 2000, Emery and the Airline Pilots Association, the union representing Emery's pilots, signed a four-year collective bargaining agreement.

Menlo Logistics

     Menlo's revenue in the third quarter and first nine months of 2000 exceeded the comparable periods last year by 26.3% and 29.4%, respectively. Higher revenue was due in part to existing contracts and consulting fees earned on contracts entered into in the first nine months of 2000. A portion of Menlo's revenue is attributable to logistics contracts for which Menlo manages the transportation of freight but subcontracts the actual transportation and delivery of products to third parties. Menlo refers to this as purchased transportation. Menlo's revenue in the third quarter, net of purchased transportation, increased 31.1% from the same quarter last year to $67.5 million. For the first nine months of 2000, Menlo's revenue, net of purchased transportation, increased 33.0% from the same period last year to $197.7 million.

     Operating income for Menlo in the third quarter and first nine months of 2000 increased 37.0% and 53.4%, respectively, over the third quarter and first nine months of 1999. Higher operating income was primarily attributable to increased revenue and an increase in the percentage of revenue from higher-margin consulting fees.

Other Segment

     The Other segment includes the operating results of Road Systems and, prior to the sale of its assets in May 1999, VantageParts. Also included in the Other segment for 1999 were net gains from the VantageParts asset sale and settlement of a lawsuit in January 1999.

     The Other segment's revenue for the nine-month period decreased in 2000 due to the loss of revenue from VantageParts following the sale of its assets in May 1999.

     The Other segment's third-quarter operating income of $380,000 increased from a $19,000 operating loss in the third quarter of 1999. The Other segment's operating income of $1.0 million in the first nine months decreased from $27.5 million in the same period of 1999. Last year's first nine months of operating income included a $16.5 million net gain from the settlement of a lawsuit in January 1999, and a $10.1 million net gain from the VantageParts asset sale.

Discontinued Operations
-----------------------

Recent Events

     On November 3, 2000, Emery Worldwide Airlines (EWA) and the U.S. Postal Service (USPS) announced an agreement to terminate their contract for the transportation and sortation of Priority Mail. Under the agreement, EWA agreed to dismiss a complaint filed in April 2000 in the U.S. Court of Federal Claims that requested a declaration of contract rights under the Priority Mail contract and a ruling that the USPS was in breach of contractual payment obligations. However, the agreement preserves EWA's right to pursue claims for underpayment under the contract, which are described below, and EWA intends to do so.

     As a result of the above, the results of operations and net assets of the Priority Mail operation have been classified as discontinued operations. A summary of selected terms of the agreement, summary financial data, and related information are included in Note 2 of the Notes to Consolidated Financial Statements.

Background

     In accordance with the Priority Mail contract, in February 1999, EWA, our subsidiary that operates the Priority Mail contract, submitted a proposal to the USPS for 1999 pricing. We believe that our proposal was reasonably determined and justifiable based upon EWA's experience of operating under the Priority Mail contract.

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

     Consistent with our accounting policy described in Note 2 of the Notes to Consolidated Financial Statements, EWA recognizes unbilled revenue related to claims sufficient only to recover costs of operating under the contract. Accordingly, no operating profit has been recognized in connection with the Priority Mail contract since the first half of 1999. Until the contract's effective termination on January 7, 2001, we expect that any shortfall between EWA's billed revenue from the Priority Mail contract and its costs of operating under the contract will be recognized as unbilled revenue and as a result, we will generally continue to record break-even operating results under the Priority Mail contract in our financial statements under discontinued operations. If we determine that the unbilled revenue is not collectable, the uncollectable amount will be charged as expense to discontinued operations in the period when and if that determination is made.

     Unbilled revenue excludes profit under the contract and interest attributable to unbilled revenue and profit. However, our claims discussed herein are to recover costs of operating under the Priority Mail contract as well as profit and interest thereon. Under the termination agreement, EWA preserves the right to pursue these claims for underpayment under the Priority Mail contract.

     As a result of the claims discussed above and the USPS's decision to assert price reductions, EWA recognized $21.0 million and $70.7 million of unbilled revenue in the third quarter and first nine months of 2000, respectively. EWA has recognized a total of $194.4 million of unbilled revenue since the beginning of the Priority Mail contract through September 30, 2000, which amount is in dispute.

     In March 2000, EWA filed a claim with the USPS related to the Priority Mail contract to recover actual and expected reductions to EWA's contract pricing. This claim was filed in response to the reduction by the USPS in contract pricing for both prior and future periods as discussed above. The claim is in addition to EWA's previous claim for 1999 pricing as discussed above and substantially covers the remaining initial term of the contract. In April 2000, EWA filed a complaint in the U.S. Court of Federal Claims in Washington, D.C. that requested a declaration of contract rights under the Priority Mail contract and a ruling that the USPS is in breach of contractual payment obligations.

     As a result of a decision in August 2000 in the U.S. Court of Federal Claims, the USPS increased its provisional rate paid to EWA for transportation and sortation of Priority Mail for 2000. The USPS also increased the provisional rate paid to EWA for 1999. Based on these rate adjustments, early in the fourth quarter of 2000 EWA received payments totaling $102.1 million from the U.S. Postal Service, reducing the total amount recognized by EWA as unbilled revenue to approximately $92.3 million. The current rate is below EWA's cost to service this contract. Until the Priority Mail contract is terminated on January 7, 2001, EWA will be compensated below its cost of operating the contract.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As described in Note 2 of the Notes to Consolidated Financial Statements, cash flows related to discontinued operations have not been segregated in the Statements of Consolidated Cash Flows, and, as a result, amounts on the Statements of Consolidated Income and Consolidated Balance Sheets may not agree with certain captions on the Statements of Consolidated Cash Flows.

     In the first nine months of 2000, cash and cash equivalents decreased $66.4 million to $79.9 million. The net use of cash from investing activities of $165.1 million was funded with $57.3 million of cash provided by operating activities, $41.5 million provided by financing activities and a reduction in cash.

     Operating activities in the first nine months of 2000 generated net cash of $57.3 million. Net income of $113.0 million (excluding loss on discontinuance) and depreciation and amortization of $157.8 million were partially offset by a $202.2 million increase in receivables and a $44.3 million increase in unamortized aircraft maintenance. The increase in receivables was due in part to higher revenue and an increase in the amount of unbilled revenue from the Priority Mail contract. As described under "Results of Operations" for "Discontinued Operations", payments from the U.S. Postal Service in October 2000 totaling $102.1 million reduced the total amount recognized by EWA as unbilled revenue from $194.4 million at September 30, 2000 to $92.3 million.

     Investing activities in the first nine months of 2000 used $165.1 million of cash, $61.9 million less than the first nine months of 1999. Capital expenditures of $170.9 million in the first nine months of 2000 declined $68.2 million from the same period last year. For the first nine months of 2000, Con-Way spent $82.4 million of cash primarily on infrastructure and Emery spent $51.0 million of cash primarily on infrastructure and aircraft equipment. Capital expenditures by Con-Way and Emery in the first nine months of 2000 declined $70.1 million and $20.5 million, respectively, from the same period last year and were partially offset by the in-process construction of a CNF corporate administrative facility. In the first nine months of 2000, $66.7 million of revenue equipment was acquired by Con-Way under operating leases while no new capital items were acquired by Con-Way under operating leases in the same period of last year. Proceeds from the sale of equity securities and the sale of certain assets of Con-Way Truckload Services generated cash of $2.6 million and $7.3 million, respectively, in the first nine months of 2000. Software expenditures in the first nine months of 2000 declined $13.6 million from the first nine months of last year.

     Financing activities in the first nine months of 2000 provided $41.5 million compared to the reduction of $69.4 million in the same period last year. As discussed in Note 3 of the Notes to Consolidated Financial Statements, a portion of the net proceeds of $197.5 million from the issuance in March 2000 of $200 million of 8 7/8% Notes due 2010 were used to repay short-term and long-term borrowings outstanding under lines of credit.

     As discussed above under "Results of Operations" for "Discontinued Operations", the provisional rate currently being paid to EWA by the U.S. Postal Service under the Priority Mail contract is below EWA's cost to service the contract. Until the effective termination date on January 7, 2001, our liquidity will be negatively affected by the shortfall between EWA's compensation from the contract and its cost of operating under the contract.

     As discussed in Note 8 of the Notes to Consolidated Financial Statements, the Company is currently under examination by the Internal Revenue Service (IRS) for tax years 1987 through 1998 on various issues. In connection with that examination, we paid the IRS $93.4 million in August 2000 for tax and interest related to issues raised under the examination. We paid the IRS by liquidating short-term investments and with proceeds from short-term borrowings.

     We maintain a $350 million unsecured credit facility with no borrowings outstanding at September 30, 2000. The $350 million facility is also available for issuance of letters of credit. Under that facility, outstanding letters of credit totaled $49.6 million at September 30, 2000. Available capacity under the $350 million facility was $300.4 million at September 30, 2000.

     At September 30, 2000 we also had $100.0 million of uncommitted lines with $5.0 million outstanding. Under other unsecured facilities, $67.6 million in letters of credit were outstanding at September 30, 2000.

     Our ratio of total debt to capital increased to 31.7% from 30.5% at December 31, 1999, primarily due to the March 2000 issuance of $200 million of 8 7/8% Notes due 2010.

CYCLICALITY AND SEASONALITY
---------------------------

     Our businesses operate in industries that are affected directly by general economic conditions and seasonal fluctuations, both of which affect demand for transportation services. In the trucking and airfreight industries, for a typical year, the months of September and October usually have the highest business levels while the months of January and February usually have the lowest business levels. Operations under the Priority Mail contract, which are reported as "Discontinued Operations", peak in December primarily due to higher shipping demand related to the holiday season.

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

     We may be exposed to the effect of interest rate fluctuations in the fair value of our long-term debt and capital lease obligations, as summarized in Notes 3 and 4 of our consolidated financial statements included in our 1999 Annual Report to Shareholders. Changes in our long-term debt since December 31, 1999 are discussed herein in Note 3 of the Notes to Consolidated Financial Statements. The change in the fair value of our long-term obligations given a hypothetical 10% change in interest rates would be approximately $26 million at September 30, 2000.

     We use interest rate swaps to mitigate the impact of interest rate volatility on cash flows and the fair value of our long-term debt. Cash flow hedges include interest rate swaps on variable-rate equipment lease obligations. As of September 30, 2000, we estimate that the net payments under these swaps given a hypothetical adverse change of 10% in market interest rates would not have a material effect on our financial condition or results of operations.

     In April 2000, we entered into interest rate swaps designated as fair value hedges. The underlying exposure of these swaps is the fluctuation in fair value of the $200 million of 8 7/8% Notes due 2010 issued in March 2000. Under the measurement criteria of hedge effectiveness of SFAS 133, the value of these fair value hedges vary inversely with the fluctuation in fair value of the $200 million 8 7/8% Notes. As of September 30, 2000, the change in the fair value of these interest rate swaps given a hypothetical 10% change in interest rates would be approximately $12 million.

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

     From 1996 through December 31, 1999, we expensed $38.1 million on Y2K compliance through December 31, 1999. All Y2K costs have been funded from operations. A portion of our capitalized software costs was for new financial and administrative systems that are Y2K compliant. Some of these systems replaced non-compliant systems.

FORWARD-LOOKING STATEMENTS
--------------------------

     Certain statements included herein constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties. Any such forward-looking statements contained herein should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. In that regard, the following factors, among others and in addition to the matters discussed below and elsewhere in this document, could cause actual results and other matters to differ materially from those in such forward-looking statements: changes in general business and economic conditions; increasing domestic and international competition and pricing pressure; changes in fuel prices; uncertainty regarding EWA's Priority Mail contract with the United States Postal Service, including uncertainties regarding EWA's claims under the contract described herein; labor matters, including changes in labor costs, renegotiations of labor contracts and the risk of work stoppages or strikes; changes in governmental regulation; environmental and tax matters, including aircraft maintenance and other tax matters discussed herein; and matters relating to the spin-off of CFC. In that regard, we are or may be subject to substantial liabilities with respect to certain matters relating to CFC's business and operations, including, without limitation, guarantees of liabilities of CFC for employment-related, tax and environmental matters, including the tax matters described herein. Although CFC is, in general, either the primary or secondary obligor or jointly and severally liable with us with respect to these matters, a failure to pay or other default by CFC with respect to the obligations as to which we are or may be, or may be perceived to be, liable, whether because of CFC's bankruptcy or insolvency or otherwise, could lead to substantial claims against us. As a result of the foregoing, no assurance can be given as to future results of operations or financial condition.

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

     The Department of Transportation, through its Office of Inspector General, and the Federal Aviation Administration has been conducting an investigation relating to the handling of so-called hazardous materials by Emery. The Department of Justice has joined in the investigation and is seeking to obtain additional information. The investigation is ongoing and Emery is cooperating fully. Because the investigation is at a preliminary stage, the Company is unable to predict the outcome of this investigation.

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

     Certain legal matters are discussed in Note 8 in the Notes to Consolidated Financial Statements in Part I of this form.



ITEM 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             27       Financial Data Schedule

             99(a)    Computation of Ratios of Earnings to Fixed
                      Charges -- the ratios of earnings to fixed charges were 3.6x and 4.3x for the nine months ended September 30, 2000 and 1999, respectively.

               (b) Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends -- the ratios of earnings to combined fixed charges and preferred stock dividends were 3.4x and 4.1x for the nine months ended September 30, 2000 and 1999, respectively.

        (b)Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company (Registrant) has duly caused this Form 10-Q Quarterly Report to be signed on its benine months by the undersigned, thereunto duly authorized.

                                CNF Transportation Inc.
                                (Registrant)

November 14, 2000               /s/Greg Quesnel
                                Greg Quesnel
                                President, Chief Executive Officer
                                   and Interim Chief Financial Officer