Form 10-K
period 2000-12-31
CNF TRANSPORTATION INC
filed 2001-03-28
CIK 23675

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 2000
                  Commission File Number 1-5046

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

                      8 7/8% Notes Due 2010
                      7.35% Notes Due 2005

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
Aggregate market value of voting stock held by persons other than Directors, Officers and those shareholders holding more than 5% of the outstanding voting stock, based upon the closing price per share Composite Tape on January 31, 2001: $ 1,525,251,999

 Number of shares of Common Stock outstanding as of February 28,
                        2001: 48,724,884


               DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV

CNF Transportation Inc. 2000 Annual Report to Shareholders (only those portions referenced herein are incorporated in this Form 10-
K).

Part III

Proxy   Statement  dated  March  8,  2001  (only  those  portions
referenced herein are incorporated in this Form 10-K).

                     CNF TRANSPORTATION INC.
                            FORM 10-K
                  Year Ended December 31, 2000
                 ------------------------------


                              INDEX
                              -----

Item                                                   Page
----                                                   ----
                             PART I

1.   Business                                             3
2.   Properties                                          14
3.   Legal Proceedings                                   16
4.   Submission of Matters to a Vote of Stockholders     17

                             PART II

5.   Market for the Registrant's Common Equity
     and Related Stockholder Matters                     18
6.   Selected Financial Data                             18
7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                 18
7A.  Quantitative and Qualitative Discussions about
     Market Risk                                         20
8.   Financial Statements and Supplementary Data         20
9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                 20

                            PART III

10.  Directors and Executive Officers of the Registrant  21
11.  Executive Compensation                              22
12.  Security Ownership of Certain Beneficial Owners
     and Management                                      22
13.  Certain Relationships and Related Transactions      22

                             PART IV

14.  Exhibits, Financial Statement Schedules
     and Reports on Form 8-K                             23

                     CNF TRANSPORTATION INC.
                            FORM 10-K
                  Year Ended December 31, 2000
                  ----------------------------

                             PART I
                             ------

ITEM 1.   BUSINESS

CNF Transportation Inc. and subsidiaries (collectively the Registrant or the Company) is a management company of global supply-chain services. The Company, formerly Consolidated Freightways, Inc., was incorporated in Delaware in 1958. Following the Spin-off of Consolidated Freightways Corporation, which is described below, the Company changed its name to CNF Transportation Inc. The continuing operations of the Company comprise four business segments: Con-Way Transportation Services, Emery Worldwide, Menlo Logistics, and Other.

Con-Way provides regional one- and two-day less-than-truckload
(LTL) freight trucking throughout the U.S., Canada and Mexico, expedited and guaranteed ground transportation, and integrated supply chain services.

Emery provides expedited and deferred domestic and international air cargo services, ocean delivery, and customs brokerage. Domestically, Emery relies primarily on EWA's dedicated aircraft and ground fleet to provide its services. Internationally, Emery acts principally as a freight forwarder.

Menlo is a full-service contract logistics company that specializes in developing and managing complex distribution networks.

The Other segment consists primarily of Road Systems, a trailer manufacturer, and Vector SCM, a joint venture formed with General Motors in December 2000. Vector SCM will serve as a logistics service provider to General Motors. VantageParts, the Company's former wholesale distributor of truck parts and supplies, was also included in the Other segment prior to the sale of its assets in May 1999.

As described below under "Discontinued Operations", the sortation and transportation operations with the U.S. Postal Service are reflected as discontinued operations due to the termination of the Priority Mail contract, effective January 7, 2001.

The results of Consolidated Freightways Corporation (CFC), the Company's former long-haul LTL motor carrier and now a separate publicly traded company, are also reported as discontinued operations due to the tax-free distribution of CFC's common stock (the Spin-off) to the Registrant's shareholders on December 2, 1996. The Company's shareholders received one share of CFC stock for every two shares of the Registrant's stock that were owned on November 15, 1996.

In compliance with Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information", the Company discloses segment information in the manner in which the components are organized for making operating decisions, assessing performance and allocating resources. For financial information concerning the Company's business segments, refer to Note 14 of the Notes to Consolidated Financial Statements contained in the Company's 2000 Annual Report to Shareholders, which Note is incorporated herein by reference.

The operations of the Company are primarily conducted in the U.S. but to an increasing extent are conducted in foreign countries. For geographic group information, also refer to Note 14 of the Notes to Consolidated Financial Statements contained in the 2000 Annual Report to Shareholders, which Note is incorporated herein by reference.


---------------------
CONTINUING OPERATIONS
---------------------

Con-Way Transportation Services Segment
-----------------------------------

The Con-Way Transportation Services (Con-Way) reporting segment consists of Con-Way Transportation Services Inc. and its subsidiaries.

Con-Way Regional Carriers

Con-Way's primary business units are three regional LTL motor carriers that operate regional trucking networks. These regional LTL carriers principally serve core geographic territories with next-day and second-day service to manufacturing, industrial, commercial and retail business-to-business customers.

Con-Way's regional carriers include Con-Way Central Express
(CCX), which serves 25 states of the central and northeast U.S., Ontario and Quebec, Canada and Puerto Rico; Con-Way Southern Express (CSE), which serves a 12-state southern market from Texas to Virginia and Florida, and also operates in Puerto Rico and parts of Mexico; and Con-Way Western Express (CWX), which serves 13 western states and parts of Canada and Mexico.

In 1998, Con-Way began offering coast-to-coast service in all 50 states by fully linking its three regional carriers. This permitted Con-Way's regional carriers to provide full service throughout the U.S. and to major cities in Canada. By offering joint services, the regional carriers can provide next-day and second-day freight delivery between their respective core territories utilizing existing infrastructure. The joint service allows each regional carrier to provide service into other regions on routes that were not previously serviced as part of its core territory.

In February 1999, Con-Way began offering customers a new guaranteed delivery service option. The new service offers a 100% delivery guarantee for an additional charge to the customer.

Con-Way NOW, Con-Way Integrated Services, and Con-Way Truckload
Services

Con-Way NOW specializes in time-definite shipments, such as replacement parts, medical equipment and other urgent shipments, where expedited delivery is critical. Con-Way NOW has delivery service in 48 states and parts of Canada.

In 1998, Con-Way created a new business, Con-Way Integrated Services (CIS), to provide logistics solutions to customers. CIS offers integrated supply chain services for shippers, using its own warehouses, its multi-modal carrier relationships, and alliances with leading supply chain software firms to offer semi-customized solutions configured to its customers' needs.

In November 2000, CIS launched a new consulting company called Con-Way Business Solutions (CBS). The new company is designed to help small to medium-sized firms use technology to redefine traditional business processes. CBS will seek to provide a full range of supply chain management and Internet solutions to manufacturers, distributors and emerging Internet companies.

Prior to the sale of most of its assets in August 2000, Con-Way
Truckload Services (CWT) was a full-service, multi-modal truckload company that provided door-to-door delivery of truckload shipments. Although profitable, CWT was a small company in the truckload market. Con-Way's management believed that CWT's operation was not large enough to generate an acceptable level of profitability in the truckload segment of the trucking industry.

Con-Way - Competitive Conditions

The trucking industry is intensely competitive. Principal competitors of Con-Way include regional and national LTL companies. Competition in the trucking industry is based on freight rates, service, reliability, transit times and scope of operations.

Emery Worldwide Segment
-----------------------

The Emery Worldwide reporting segment includes the combined accounts of Emery Air Freight Corporation and its subsidiaries
(EAFC), a portion of the operations of Emery Worldwide Airlines, Inc. (EWA), and Emery Expedite!, Inc. The Registrant is the owner of 100% of the outstanding shares of these companies. EWA primarily provides nightly air delivery services for EAFC, and for Express Mail (a next-day delivery service) under a contract awarded in 1993 by the U.S. Postal Service (USPS). The operations of the Express Mail contract are reported in the Emery Worldwide business segment. In 1997, EWA was awarded a contract for the sortation and transportation of Priority Mail, a second-day delivery service, in the eastern United States. The operations of the Priority Mail contract are described below under "Discontinued Operations" due to the termination of the Priority Mail contract, effective January 7, 2001.

Emery Air Freight Corporation

Emery Air Freight Corporation provides both domestic and international air freight services. In North America, EAFC relies principally on the dedicated aircraft of EWA and EAFC's ground fleet to provide commercial door-to-door delivery for next-day, second-day and deferred shipments. Internationally, EAFC acts principally as a freight forwarder by providing door-to-door and airport-to-airport commercial services in over 200 countries.

Emery Air Freight Corporation - North America

EAFC's hub-and-spoke system is centered at the Dayton, Ohio International Airport, where its leased air cargo facility (the
Hub) and related support facilities are located. The Hub handles a wide variety of shipments, ranging from small packages to heavyweight cargo. While Emery's freight system is designed to handle parcels, packages and shipments of a variety of sizes and weights, its air freight operations are focused primarily on heavy air freight (defined as shipments of 70 pounds or more). The operation of the Hub in conjunction with EWA's airlift system contributes to EAFC's ability to maintain service reliability. A $75 million redesign and expansion of the Hub during 1999 and 2000 improved freight handling efficiency and increased throughput capacity by approximately 30%.

In addition to the Dayton Hub, EAFC operates nine regional hubs, strategically located around the United States near Sacramento and Los Angeles, California; Dallas, Texas; Chicago, Illinois; Poughkeepsie, New York; Charlotte, North Carolina; Atlanta, Georgia; Nashville, Tennessee; and Orlando, Florida.

EAFC provides services in North America through a system of sales offices and service centers. EAFC's door-to-door service within North America relies on the airlift system of EWA, supplemented with commercial airlines. The Company believes that customers are typically concerned with timely deliveries rather than the mode of transportation. Because the average cost of ground transportation is considerably less than air transportation, EAFC seeks to manage its costs by using trucks, rather than aircraft, to transport freight whenever possible, typically in connection with second-day and deferred deliveries.

Emery Air Freight Corporation - International

Internationally, EAFC operates primarily as an air freight forwarder using commercial airlines, while utilizing owned or leased aircraft only on a limited basis. (International business comprises shipments that either originate or terminate outside of the United States). EAFC provides services internationally through foreign subsidiaries, branches, service centers and agents.

EAFC's expansion plans have been focused on international operations due to the expectation of greater opportunities in an expanding worldwide economy and the generally lower capital requirements of its variable-cost-based international operations. From 1995 to 2000, EAFC's international air freight revenue, including fuel surcharges, increased at an average annual rate of 11.8%, compared with a 3.4% average annual rate of increase in North American air freight revenue for the same period. For 2000, international airfreight revenue, including fuel surcharges was $1.21 billion, or 54% of Emery's total airfreight revenue, including fuel surcharges. In 1999, revenue from the Asian region was adversely impacted by a severe regional economic downturn that also affected other international regions.

Emery Worldwide Airlines

In addition to providing aircraft for EAFC's commercial air freight operations, EWA uses its owned and leased aircraft to provide charter services and also to provide air delivery services for Express Mail (a next-day delivery service) under a ten-year contract with the USPS. The Express Mail contract was awarded to EWA in 1993 and expires in 2004. In addition, EWA was also awarded separate contracts to carry peak-season Christmas and other mail for the USPS. Emery recognized $258.2 million, $252.6 million and $214.0 million of revenue in 2000, 1999 and 1998, respectively, from Express Mail and other contracts for the USPS, excluding revenue from the Priority Mail contract, which is described under "Discontinued Operations".

In January 2001, the USPS and Federal Express Corporation (FedEx) announced an exclusive agreement in which the USPS will pay FedEx to haul Express Mail and Priority Mail. In 2000, EWA recognized revenue of $229.1 million and operating income of $28.2 million from its 10 year contract with the USPS to transport Express Mail. Even though EWA has received no notice of termination of its Express Mail contract from the USPS, there can be no assurance that the USPS will renew its Express Mail contract with EWA when it expires in January 2004 or that the USPS will not terminate EWA's Express Mail contract prior to its scheduled expiration. Any termination or non-renewal of this contract will likely have a material adverse effect on the Company's results of operations. EWA filed a lawsuit in the U.S. Court of Federal Claims against the USPS alleging that its exclusive contract with FedEx violates the USPS' own procurement regulations, which require that all purchases over $10,000 ``must be made on the basis of adequate competition whenever feasible or appropriate,'' and that such a contract violates the USPS' regulatory requirement to provide ``fair and equal treatment'' to all potential suppliers. In March 2001, the U.S. Court of Federal Claims ruled against EWA by upholding the contract between the USPS and FedEx. EWA is considering its legal options and may appeal the court decision. If the USPS terminates the Express Mail contract with EWA before its scheduled expiration date, EWA believes that it is entitled to reimbursement of costs related to servicing the contract.

Emery Expedite!, Emery Global Logistics and Emery Customs
Brokerage

To enhance the range of services it can offer to its customers and to provide further avenues for growth, Emery has established several variable-cost-based "strategic business units". These units include Emery Expedite!, a rapid response freight handling subsidiary providing door-to-door delivery of shipments in North America and overseas. Emery Global Logistics operates North American and international warehouses and distribution centers for a variety of customers. Emery Customs Brokerage (ECB) provides full service customs clearance regardless of mode or carrier.

Emery - Competition

The air freight industry is intensely competitive. Principal competitors of Emery include other integrated air freight carriers, air freight forwarders and international airlines and, to a lesser extent, trucking companies and passenger and cargo air carriers. Competition in the air freight industry is based on, among other things, freight rates, quality of service, reliability, transit times and scope of operations.

Emery - Strategic Initiatives and Outlook

In September 2000, Chutta Ratnathicam was named chief executive officer of Emery Worldwide, succeeding Roger Piazza, who retired. Mr. Ratnathicam most recently served as CNF's chief financial officer and served as Emery's interim chief executive officer for a brief period in 1998 prior to Mr. Piazza's appointment.

Under Mr. Ratnathicam, Emery's management intends to continue positioning Emery as a premium service provider, focusing on achieving higher yield with a reduced cost structure. In North America, management will seek to improve yield by requiring compensation that is commensurate with premium services. Internationally, management will focus on expanding its variable-cost-based operations and actively renegotiating airhaul rates in an effort to improve operating margins, mitigate higher fuel prices, and balance directional capacity.

Emery's management believes that a slowing domestic economy in 2001 has contributed to a significant decline in pounds transported by EAFC's North American operations in the first two months of 2001 when compared to the same period last year.

Emery's management is evaluating initiatives for increasing its return on capital. Certain of these initiatives include a reduction or revision to EAFC's North American freight service center network and/or EWA's fleet of aircraft. There can be no assurance that implementation of one or more of these initiatives will not have a material adverse effect on its results of operations and financial condition.

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

The Company believes that Menlo's technology skills, operations processes, and design expertise with sophisticated logistics systems have established it as a leader in the field of contract logistics. Complex projects, which call upon Menlo's skills in managing carrier networks, dedicated vehicle fleets and automated warehouses as an integrated system, recently have been the fastest growing segment of Menlo's business.

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

Menlo believes that its ability to provide solutions to intricate distribution issues for large companies with complex supply chains has helped Menlo to secure new projects and expand services for existing customers. Compensation from Menlo's customers takes different forms, including cost-plus, gain-sharing, per-piece, fixed-dollar and consulting fees. In most cases, customers reimburse Menlo's customer-specific start-up and development costs.

Menlo seeks to limit the financial commitments it undertakes by typically requiring that any facility or major equipment lease that it enters into on behalf of a customer must be assumed by the customer upon termination of the contract with Menlo. However, relatively few relationships between Menlo and its customers have been terminated.

While the Company seeks to take advantage of cross-business synergies whenever possible, Menlo is operated as an independent business segment within the Company and not as a conduit through which transportation business is routinely referred to Con-Way or Emery. The Company considers Menlo's independence from the Company's other primary business units as essential to Menlo's business.

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

Other Segment
-------------

The Other segment consists primarily of Road Systems, a trailer manufacturer, and Vector SCM, a joint venture described below. VantageParts, the Company's former wholesale distributor of truck parts and supplies, was also included in the Other segment prior to the sale of its assets in May 1999.

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

Vector SCM

General Motors (GM) and CNF announced in December 2000 the formation of a joint venture company called Vector SCM (supply chain management). Under the terms of the joint venture agreement, Vector SCM, which is headquartered in Novi, Michigan, is expected to become GM's lead logistics service provider worldwide. Vector SCM was established to reduce GM's supply chain costs and improve GM's supply chain management by bringing increased speed and reliability to the shipment of parts to GM's manufacturing plants and its vehicles to dealers. With more dependable deliveries, GM's goal is to build a vehicle to schedule when necessary and deliver that vehicle as promised to the consumer.

Under the terms of the joint venture agreement, the transition of logistics services and management to Vector SCM is expected to occur over three years. The initial transition of logistics services in North America is expected to include inbound production material, vehicle distribution, premium transportation and international export/import. Vector SCM implementation is expected to expand to other regions in varying degrees in accordance with regional business requirements.

Under the joint venture agreement, CNF would share in any savings realized by GM as a result of reductions in its supply chain costs. The Vector SCM joint venture is included in the Company's financial statements using the equity method of accounting.

-----------------------
DISCONTINUED OPERATIONS
-----------------------

On November 3, 2000, Emery Worlwide Airlines (EWA) and the U.S. Postal Service (USPS) announced an agreement to terminate their contract for the transportation and sortation of Priority Mail. The contract was originally scheduled to terminate in the first quarter of 2002, subject to renewal options. Under terms of the agreement, the USPS on January 7, 2001 assumed operating responsibility for services covered under the contract, except certain air transportation and related services. As a part of the termination agreement, EWA agreed to provide certain air transportation and related services to the USPS for a transition period of not less than ninety days. In January 2001, EWA received notification from the USPS of its intention to terminate the requirement for EWA to provide transition air transportation and related services, effective April 23, 2001.

The USPS has agreed to reimburse EWA for Priority Mail contract termination costs, including costs of contract-related equipment, inventory, and operating lease commitments, up to $125 million (the "Termination Liability Cap"). On January 7, 2001, the USPS paid EWA $60 million toward the termination costs. The termination agreement provides for this provisional payment to be adjusted if actual termination costs are greater or less than $60 million, in which case either the USPS will be required to make an additional payment or EWA will be required to return a portion of the provisional payment. We believe that contract termination costs incurred by EWA are reimbursable under the termination agreement and do not exceed the Termination Liability Cap. However, there can be no assurance that all termination costs incurred by Emery will be recovered.

Under the termination agreement, EWA agreed to dismiss a complaint filed in April 2000 in the U.S. Court of Federal Claims that requested a declaration of contract rights under the Priority Mail contract and a ruling that the USPS was in breach of contractual payment obligations. However, the termination agreement preserves EWA's right to pursue claims for underpayment, and EWA has initiated litigation in the U.S. Court of Federal Claims for that purpose. These claims are to recover costs of operating under the contract as well as profit and interest thereon.

At December 31, 2000, the Company's consolidated financial statements included $176.2 million of unbilled revenue with respect to the Priority Mail contract. (Unbilled revenue at December 31, 2000 reflects payments totaling $102.1 million received from the USPS in October 2000). As described in Note 2 of the Notes to Consolidated Financial Statements included in the 2000 Annual Report to Shareholders, which Note is incorporated by reference, unbilled revenue represents the accrual of revenue sufficient only to recover EWA's costs of operating under the Priority Mail contract and therefore does not include either profit or interest on unbilled revenue or profit. Any unbilled revenue that EWA does not recover would be written off and reflected in operating results for discontinued operations in the period in which the write-off occurs. Any amount of litigation award in excess of unbilled revenue would be reflected as income from discontinued operations in the then current period. The Company believes that its position with respect to claims for underpayment under the Priority Mail contract is reasonable and well founded; however, there can be no assurance that litigation will result in an award sufficient to recover unbilled revenue recognized under the contract. The government is investigating matters relating to the Priority Mail contract, and EWA has received subpoenas for documents from a grand jury in Massachusetts and the USPS Inspector General. Accordingly, the Company can give no assurance that matters relating to the Priority Mail contract with the USPS will not have a material adverse effect on its financial condition or results of operations.

As a result of the contract termination, the results of operations of the Company's Priority Mail contract have been segregated and classified as discontinued operations in the Company's financial statements included in the 2000 Annual Report to Shareholders, which financial statements are incorporated by reference.


GENERAL
-------

Employees

At December 31, 2000, the Company's continuing operations had approximately 28,700 regular full-time employees. Regular full-time employees by segment were as follows: Con-Way, 15,300; Emery Worldwide, 10,100; Menlo, 2,100; Other segment, 1,200. Of the 1,200 regular full-time employees included in the Other segment, approximately 900 were employed by CNF in executive, administrative and technology positions to support the Company's operating subsidiaries. At December 31, 2000, the discontinued Priority Mail operations had approximately 2,200 regular full-time employees.

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

Regulation - Ground Transportation

The motor carrier industry is subject to federal regulation by the Federal Highway Administration (FHWA) and the Surface Transportation Board (STB), both of which are units of the United States Department of Transportation (DOT). The FHWA performs certain functions inherited from the Interstate Commerce Commission (ICC) relating chiefly to motor carrier registration, cargo and liability insurance, extension of credit to motor carrier customers, and leasing of equipment by motor carriers from owner-operators and also enforces comprehensive trucking safety regulations. The STB has authority to resolve certain types of pricing disputes and authorize certain types of intercarrier agreements under jurisdiction inherited from the ICC.

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

During recent years, operations at several airports have been subject to restrictions or curfews on arrivals or departures during certain night-time hours designed to reduce or eliminate noise for surrounding residential areas. None of these restrictions has materially affected EWA's or EAFC's operations. If such restrictions were to be imposed with respect to the airports at which EWA's or EAFC's activities are centered (particularly EAFC's major Hub at the Dayton International Airport), and no alternative airports were available to serve the affected areas, there could be a material adverse effect on EWA's or EAFC's operations. Under applicable law, the FAA is authorized to establish aircraft noise standards and the administrator of the Environmental Protection Agency is authorized to issue regulations setting forth standards for aircraft emissions. The Company believes that its present fleet of owned, leased and chartered aircraft is operating in substantial compliance with currently applicable noise and emission laws.

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

ITEM 2.   PROPERTIES

---------------------
CONTINUING OPERATIONS
---------------------

Con-Way Transportation Services Segment
---------------------------------------

As of December 31, 2000, Con-Way operated 333 freight service centers, of which 119 were owned and 214 were leased. The service centers, which are strategically located to cover the geographic areas served by Con-Way, represent physical buildings and real property with dock, office and/or shop space ranging in size from approximately 1,000 to 96,000 square feet. These facilities do not include meet-and-turn points, which generally represent small owned or leased real property with no physical structures.

In addition to freight service centers operated by Con-Way's regional carriers, Con-Way Integrated Services leases 5 warehouses near Mira Loma, California; Chicago, Illinois; Atlanta, Georgia; Houston, Texas; and Dallas Texas. The warehouses range in size from approximately 50,000 to 240,000 square feet.

The total number of trucks, tractors and trailers utilized in the Con-Way operations at December 31, 2000 was approximately 27,700.

Emery Worldwide Segment
-----------------------

Emery's hub system is centered at the Dayton, Ohio International Airport (the Hub), where its leased air cargo facility and related support facilities are located. The Hub, which encompasses approximately 800,000 square feet, was financed by City of Dayton, Ohio revenue bonds, of which $108 million in principal amount was outstanding as of December 31, 2000. The Hub and related property secures the industrial revenue bonds.

As of December 31, 2000, EAFC operated 130 freight facilities in North America, including service centers and logistics warehouses, of which 15 were owned and 115 were leased. The freight service centers are strategically located to cover the geographic areas served by Emery. These facilities range in size from approximately 1,000 to 112,000 square feet of office, dock and/or shop space. At December 31, 2000, Emery operated approximately 100 leased facilities in international locations, including service centers, logistics warehouses and office space.

At December 31, 2000, Emery's aircraft fleet included 74 aircraft, of which 25 were owned and 49 were leased. In addition to owned and leased aircraft, Emery "wet leases" aircraft on a short-term basis to supplement nightly capacity and to provide feeder services. The wet lease agreements call for the owner-operator to provide the aircraft, flight crews, maintenance, insurance, and other supplies required to operate the aircraft. The number of aircraft operating under wet leases can vary depending on seasonal demand.

As of December 31, 2000, 2 aircraft were dedicated to the Priority Mail operations and 19 of the aircraft reported above were designated for shared use with the Priority Mail operation. These aircraft are used primarily at night in EWA's commercial non-Priority Mail freight operations. However, prior to termination of the Priority Mail contract, effective January 7, 2001, the 19 designated aircraft were also used in "daylight turns" of aircraft for the transportation of Priority Mail. As of December 31, 2000, 25 aircraft were dedicated to service the Express Mail contract with the USPS. Operations related to the Express Mail contract are included in the Emery Worldwide segment and the Priority Mail operations are described under "Discontinued Operations".

At December 31, 2000, EAFC operated approximately 1,700 trucks, tractors and trailers, as well as equipment provided by its agents.

Menlo Logistics Segment
-----------------------

As of December 31, 2000, Menlo operated 64 warehouses. Of these warehouses operated by Menlo, 25 were leased by Menlo and 39 were leased or owned by Menlo's clients. The 25 facilities leased by Menlo ranged in size from approximately 12,000 to 390,000 square feet.

At December 31, 2000, Menlo operated approximately 500 trucks, tractors and trailers.

Other Segment
-------------

Principal properties of the Other segment include the Company's leased executive offices in Palo Alto, California, and its Administrative and Technology (AdTech) Center in Portland, Oregon. As of December 31, 2000, the Company's administrative and technology employees were located at the Company-owned 125,000 square-foot AdTech Center and in several other nearby leased office facilities. At January 31, 2001, the Company had substantially completed a new 250,000 square-foot building that will expand the existing AdTech campus and will eliminate the need to lease nearby office space.

-----------------------
DISCONTINUED OPERATIONS
-----------------------

As described above in Item 1, "Discontinued Operations", the USPS has agreed to reimburse the Company for Priority Mail contract termination costs, including costs of contract-related equipment, inventory and operating lease commitments. Reimbursement by the USPS is subject to the Termination Liability Cap and the terms discussed above.

Contract-related equipment at December 31, 2000 included approximately 900 trucks, tractors and trailers. As discussed above under "Emery Worldwide Segment", as of December 31, 2000, 2 aircraft in EWA's fleet were dedicated to the Priority Mail operations and 19 aircraft were designated for shared use with the Priority Mail operation prior to termination of the Priority Mail contract, effective January 7, 2001. As described above in
Item 1, "Discontinued Operations", EWA agreed to provide certain air transportation and related services to the USPS until April 23, 2001. The 2 aircraft in EWA's fleet that were dedicated to the Priority Mail operations prior to termination of the Priority Mail contract, effective January 7, 2001, are expected to be utilized in providing transition air transportation and related services to the USPS until April 23, 2001. Thereafter, these aircraft are expected to be used in EAFC's commercial air freight operations.

Operating lease commitments at December 31, 2000 were comprised primarily of leases on 10 Priority Mail Processing Centers, which are large sortation facilities located in the eastern United States. Under the termination agreement described above, the USPS assumed these leases on January 7, 2001.


ITEM 3.   LEGAL PROCEEDINGS

Certain legal proceedings of the Company are summarized in Note
13 of the Notes to Consolidated Financial Statements contained in the 2000 Annual Report to Shareholders, which Note is incorporated herein by reference. Discussion of environmental matters is presented in Item 1.

The Department of Transportation, through its Office of Inspector General, and the Federal Aviation Administration has been conducting an investigation relating to the handling of so-called hazardous materials by Emery. The Department of Justice has joined in the investigation and is seeking to obtain additional information. The investigation is ongoing and Emery is cooperating fully. The Company is unable to predict the outcome of this investigation.

EWA has received subpoenas issued by a grand jury in Massachusetts and the USPS Inspector General for documents relating to the Priority Mail contract. EWA has provided, or is in the process of providing, the documents.

On February 16, 2000, a DC-8 cargo aircraft operated by EWA personnel crashed shortly after take-off from Mather Field, near Sacramento, California. The crew of three was killed. The cause
of the crash has not been determined.   The National
Transportation Safety Board is conducting an investigation. The Company is currently unable to predict the outcome of this investigation or the effect it may have on the Company.

Emery, EWA and the Company have been named as defendants in wrongful death lawsuits brought by the families of the three deceased crew members, seeking compensatory and punitive damages. Emery, EWA and the Company also may be subject to other claims and proceedings relating to the crash, which could include other private lawsuits seeking monetary damages and governmental proceedings. Although Emery, EWA and the Company maintain insurance that is intended to cover claims that may arise in connection with an airplane crash, there can be no assurance that the insurance will in fact be adequate to cover all possible types of claims. In particular, any claims for punitive damages or any sanctions resulting from possible governmental proceedings would not be covered by insurance.

As a domestic airline, EWA operates under a certificate issued by the Federal Aviation Administration ("FAA"). As such, EWA is subject to maintenance, operating and other safety-related regulations promulgated by the FAA, and routinely undergoes FAA inspections. Based on recent inspections, the FAA has identified a number of instances where it believes EWA has failed to comply with applicable regulations, and in some cases has issued notices of proposed civil penalties. EWA disagrees with certain of the FAA's findings, and is engaged in discussions with the FAA to try to resolve the matters in dispute.
However, there can be no assurance that EWA will be able to reach agreement with the FAA on all matters in dispute, and if no agreement is reached, the FAA may seek to impose sanctions on EWA. The FAA has the authority to seek civil and criminal penalties and to suspend or revoke an airline's operating certificate.

Emery and the Company have been named as defendants in a lawsuit arising from a dispute with an aircraft lessor regarding the return of six McDonnell Douglas DC-8 aircraft following lease termination. Plaintiff is seeking damages in the amount of approximately $16 million, in addition to holdover rent and
interest.   Emery and the Company dispute the plaintiff's claims,
and intend to vigorously defend themselves against the lawsuit.

Con-Way and the Company have been named as defendants in a class action lawsuit filed in Federal District Court in San Francisco for alleged violations of federal and state wage and hour laws regarding classification of freight operations supervisors for purposes of overtime pay. No motion has yet been made for certification of the class. Because the lawsuit is at a preliminary stage, the Company is unable to predict the outcome of this litigation or the effect it may have on Con-Way or the Company


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

Not applicable.

                             PART II
                             -------

Information for Items 5 through 8 of Part II of this Report appears in the Company's 2000 Annual Report to Shareholders as indicated below and those pages are incorporated herein by reference.


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The Company's common stock is listed for trading on the New York and Pacific Stock Exchanges under the symbol "CNF".

                                                 Page Number of Annual
                                                Report to Shareholders
                                                ----------------------
Range of common stock prices for each of the quarters
  in 2000 and 1999                                                  38
Common shareholders of record at December 31, 2000                  40
Dividends paid on common stock for each of the quarters
  in 2000 and 1999                                                  38


ITEM 6.   SELECTED FINANCIAL DATA

Selected Consolidated Financial Data                                40

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS             14

Recent Developments

On March 14, 2001, the Company announced that it expected first-quarter 2001 earnings to be below those of the first quarter of 2000. The Company estimates that diluted earnings per share in the first quarter of 2001 will be in the range of $0.22 to $0.27. The Company's core transportation businesses are each experiencing substantial tonnage and revenue declines as a result of a continuing slowdown of the U.S. economy.

The Company believes that the slowdown was first noted late in the third quarter of 2000 and has become more pronounced in each successive month through February of 2001. March is traditionally the Company's strongest month of the first quarter; however, the decline in operating results for March 2001 compared to March 2000 has been consistent with lower operating results for January and February of 2001 when compared to the same months last year.

The Company expects that Con-Way's operating income in the first quarter of 2001 will decline from operating income in the same quarter last year. Tonnage shipped by Con-Way in the 2001 first quarter is expected to be lower than last year's first quarter, with an estimated percentage decline from 3 to 7 percent.

The Company expects that Emery will incur an operating loss in the first quarter of 2001. The Company believes that Emery's domestic airfreight volumes in the first quarter of 2001 will be lower than the same quarter last year due to continued and significant weakness in the automotive and technology sectors, with an estimated percentage decline from 15 to 19 percent. Emery's international airfreight volumes in the first quarter of 2001 are expected to be essentially unchanged from the same quarter last year.

The Company expects that Menlo's operating income in the first quarter of 2001 will be slightly higher than the same quarter last year.

Management has initiated cost control programs throughout the Company and Emery, in particular, is continuing its restructuring program to bring its size in line with lower business levels.
Management also believes that weather conditions adversely affected revenues and costs at Emery and Con-Way.

Certain statements included or incorporated by reference herein constitute "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties. Any such forward-looking statements contained or incorporated by reference herein should not be relied upon as predictions of future events. All statements other than statements of historical fact are forward-looking statements including any projections of earnings, revenues, tonnage, volumes, income or other financial or operating items, any statements of the plans, strategies and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, statements of estimates and belief and any statements or assumptions underlying the foregoing. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and there can be no assurance that they will be realized. In that regard, the following factors, among others and in addition to the matters discussed below and elsewhere in this document and in documents incorporated by reference herein, could cause actual results and other matters to differ materially from those in such forward-looking statements: changes in general business and economic conditions, including lower business levels that the Company has experienced during the first quarter of 2001 and which the Company expects will continue; increasing domestic and international competition and pricing pressure; changes in fuel prices, particularly in light of recent fuel price increases; uncertainty regarding EWA's claims under its former Priority Mail contract with the USPS described herein or incorporated by reference; uncertainties regarding EWA's existing Express Mail contract with the USPS; labor matters, including changes in labor costs, renegotiations of labor contracts and the risk of work stoppages or strikes; enforcement of and changes in governmental regulations; environmental and tax matters, including claims made by the Internal Revenue Service with respect to the aircraft maintenance tax matters discussed in documents incorporated by reference; the Department of Transportation investigation relating to Emery Worldwide's handling of hazardous materials; the February 2000 crash of an EWA aircraft and related litigation; and matters relating to the spin-off of Consolidated Freightways Corporation (CFC). In that regard, the Company is or may be subject to substantial liabilities with respect to certain matters relating to CFC's business and operations, including, without limitation, guarantees of certain indebtedness of CFC and liabilities for employment-related, tax and environmental matters, including the tax matters discussed in documents incorporated by reference. Although CFC is, in general, either the primary or secondary obligor or jointly and severally liable with the Company with respect to these matters, a failure to pay or other default by CFC with respect to the obligations as to which the Company is or may be, or may be perceived to be, liable, whether because of CFC successfully contesting their obligation to reimburse the Company or otherwise, could lead to substantial claims against the Company. As a result of the foregoing, no assurance can be given as to future results of operations or financial condition.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK                                         19

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                 Page Number of Annual
                                                Report to Shareholders
                                                ----------------------
Consolidated Balance Sheets                                         20
Statements of Consolidated Income                                   22
Statements of Consolidated Cash Flows                               23
Statements of Consolidated Shareholders' Equity                     24
Notes to Consolidated Financial Statements                          26


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                            PART III
                            --------

Information for Items 10 through 12 of Part III of this Report appears in the Proxy Statement for the Company's 2000 Annual
Meeting of Shareholders to be held on April 24, 2001, as indicated below and that information on those pages is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of the Company, their ages at December 31,
2000, and their applicable business experience are as follows:

Gregory L. Quesnel, 52, President and Chief Executive Officer of the Company. Mr. Quesnel joined the CNF organization as Director of Accounting in 1975, following several years of professional experience with major corporations in the petroleum and wood products industries. Mr. Quesnel advanced through increasingly responsible positions and in 1986 was promoted to the top financial officer position at the Company's largest subsidiary. In 1990, Mr. Quesnel was elected Vice President and Treasurer of CNF; in 1991, he was elected Senior Vice President and Chief Financial Officer; and he was promoted to Executive Vice President and Chief Financial Officer in 1994. As part of a planned succession, Mr. Quesnel was elected President and Chief Operating Officer in July 1997. In May 1998, Mr. Quesnel was named President and Chief Executive Officer of the Company. At that time, he was also elected as a member of the CNF Board of Directors. Mr. Quesnel is a member of the Financial Executives Institute, the California Business Roundtable, and the Conference Board. He also serves as a member of the Executive Committee of the Bay Area Council of the Boy Scouts of America. Mr. Quesnel earned a bachelor's degree in finance from the University of Oregon and holds a master's degree in business administration from the University of Portland. Mr. Quesnel is a member of the Executive and Director Affairs Committees of the Board.

Gerald L. Detter, 56, President and Chief Executive Officer of Con-Way Transportation Services and Senior Vice President of the Company. Mr. Detter joined the former Consolidated Freightways Corporation of Delaware (CFCD) in 1964 as a dockman and advanced through several positions of increasing responsibility to become Division Manager in Detroit, Michigan in 1976. In 1982, he was named the first President and Chief Executive Officer of Con-Way Central Express. In 1997, Mr. Detter was named to his current position.

Chutta Ratnathicam, 53, Chief Executive Officer of Emery Worldwide and Senior Vice President of the Company. Mr. Ratnathicam joined the Company in 1977 as a corporate auditor and following several increasingly responsible positions was named Vice President Internal Audit for the Company in 1989. In 1991, he was promoted to Vice President-International for Emery. In 1997, Mr. Ratnathicam was named Senior Vice President and Chief Financial Officer of the Company. In September 2000, Mr. Ratnathicam was named to his current position, succeeding Roger Piazza, who retired.

Eberhard G.H. Schmoller, 57, Senior Vice President, General Counsel and Corporate Secretary of the Company. Mr. Schmoller joined CFCD in 1974 as a staff attorney and in 1976 was promoted to CFCD Assistant General Counsel. In 1983, he was appointed Vice President and General Counsel of the former CF AirFreight and assumed the same position with Emery after the acquisition in 1989. Mr. Schmoller was named Senior Vice President and General Counsel of the Company in 1993.

John H. Williford, 44, President and Chief Executive Officer of Menlo Logistics and Senior Vice President of the Company. Mr. Williford joined the Company in 1981 as an Economics/Senior Marketing Analyst. In 1984, he was named Director of Marketing for the Company's international operations and was later appointed Director of Marketing for the Company. Since its inception in 1990, Mr. Williford has been the principal executive in charge of Menlo Logistics, first as General Manager and then as President and Chief Executive Officer. In 1998, Mr. Williford was named Senior Vice President of the Company.

Information regarding members of the Company's Board of Directors is presented on pages 3 through 9, inclusive, of the Company's
Proxy Statement dated March 8, 2001 and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION
                                                       Page Number of
                                                       Proxy Statement
                                                       ---------------
Compensation Information                                            14

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Stock Ownership - Directors and Executive Officers                  10
Stock Ownership - Significant shareholders                          27


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                             PART IV
                             -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(a)  1.  FINANCIAL STATEMENTS

     The consolidated financial statements of the Company, together with the Notes to Consolidated Financial Statements, and the report thereon of Arthur Andersen LLP, dated January 26, 2001, are presented on pages 20 through 39 of the Company's 2000 Annual Report to Shareholders and are incorporated herein by reference. With the exception of the information incorporated by reference in Items 1, 3, 5, 6, 7, 7A, 8 and 14 hereof, the Company's 2000 Annual Report to Shareholders is not to be deemed as filed as part of this Report.

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

     All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements, or the notes thereto, contained in the Company's 2000 Annual Report to Shareholders and incorporated herein by reference.

     3.   EXHIBITS

     Exhibits are being filed in connection with this Report and are incorporated herein by reference. The Exhibit Index on pages E-1 through E-6 is incorporated herein by reference.


(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended
     December 31, 2000.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CNF TRANSPORTATION INC.
                                   (Registrant)


March 26, 2001                     /s/ Gregory L. Quesnel
                                   ---------------------------------
                                   President, Chief Executive
                                   Officer and Interim Chief
                                   Financial Officer

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



March 26, 2001                     /s/ Donald E. Moffitt
                                   ---------------------------------
                                   Donald E. Moffitt
                                   Chairman of the Board



March 26, 2001                     /s/ Gregory L. Quesnel
                                   ---------------------------------
                                   Gregory L. Quesnel
                                   President, Chief Executive
                                   Officer and Director



March 26, 2001                     /s/ Robert Alpert
                                   ---------------------------------
                                   Robert Alpert, Director



March 26, 2001                     /s/ Richard A. Clarke
                                   ---------------------------------
                                   Richard A. Clarke, Director



March 26, 2001
                                   ---------------------------------
                                   Margaret G. Gill, Director



March 26, 2001                     /s/ Robert Jaunich II
                                   ---------------------------------
                                   Robert Jaunich II, Director



March 26, 2001                     /s/ W. Keith Kennedy, Jr.
                                   ---------------------------------
                                   W.   Keith   Kennedy, Jr., Director



March 26, 2001                     /s/ Richard B. Madden
                                   ---------------------------------
                                   Richard B. Madden, Director



March 26, 2001                     /s/ Michael J. Murray
                                   ---------------------------------
                                   Michael J. Murray, Director



March 26, 2001                     /s/ Robert D. Rogers
                                   ---------------------------------
                                   Robert D. Rogers, Director



March 26, 2001                     /s/ William J. Schroeder
                                   ---------------------------------
                                   William J. Schroeder, Director



March 26, 2001                     /s/ Robert P. Wayman
                                   ---------------------------------
                                   Robert P. Wayman, Director




                               S-1



            CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
            -----------------------------------------

As independent public accountants, we hereby consent to the incorporation of our reports included and incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statement File Nos. 2-81030, 33-52599, 33-60619, 33-
60625, 33-60629, 333-26595, 333-30327, 333-48733, 333-56667, 333-
92399, 333-36180 and 333-54558.



                                              /s/Arthur  Andersen LLP
                                             ----------------------
                                             ARTHUR ANDERSEN LLP


San Francisco, California
March 26, 2001


            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
            ----------------------------------------

To the Shareholders and Board of Directors of CNF Transportation Inc.:


We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in CNF Transportation Inc.'s 2000 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 26, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Schedule II--Valuation and Qualifying Accounts on page S-2 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                              /s/Arthur  Andersen LLP
                                             ----------------------
                                             ARTHUR ANDERSEN LLP

San Francisco, California
January 26, 2001
                                   S-2

                                SCHEDULE II

                          CNF TRANSPORTATION INC.
                     VALUATION AND QUALIFYING ACCOUNTS
                    THREE YEARS ENDED DECEMBER 31, 2000
                               (In thousands)

DESCRIPTION
-----------

ALLOWANCE FOR DOUBTFUL ACCOUNTS


                   ADDITIONS
       ------------------------------------
        BALANCE AT  CHARGED TO CHARGED TO                BALANCE AT
        BEGINNING    COSTS AND    OTHER      DEDUCTIONS      END
        OF PERIOD    EXPENSES   ACCOUNTS         (a)        PERIOD
        ---------    --------   --------     ----------    -------

2000      $26,163      $9,070    $    -       $(13,511)    $21,722

1999      $21,098     $15,229    $    -       $(10,164)    $26,163

1998      $20,155     $11,050    $    -       $(10,107)    $21,098


(a)  Accounts written off net of recoveries.



ALLOWANCE FOR COSTS OF DISCONTINUED OPERATIONS


                   ADDITIONS
       ------------------------------------
        BALANCE AT  CHARGED TO CHARGED TO                BALANCE AT
        BEGINNING    COSTS AND    OTHER      DEDUCTIONS      END
        OF PERIOD    EXPENSES   ACCOUNTS                    PERIOD
        ---------    --------   --------     ----------    -------

2000         $ -       22,144    $    -          $(513)    $21,631



                               E-1


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

     4.8 Form of Guarantee Agreement with respect to Trust Preferred Securities. (Exhibit 4(m) to the Company's Amendment 1 to Form S-3 dated May 30, 1997*)
                               E-2

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

     10.32 CNF Transportation Inc. Summary of Incentive
           Compensation plans for 2001. #

     10.33 Value Management Plan dated June 28, 1999.#

(12a)Computation of ratios of earnings to fixed charges

(12b)Computation of ratios of earnings to combined fixed charges and preferred stock dividends.

(13) Annual report to security holders:

     CNF Transportation Inc. 2000 Annual Report to Shareholders
     (Only those portions referenced herein are incorporated in this Form 10-K. Other portions such as "Letter to Shareholders" are not required and, therefore, are not "filed" as part of this Form 10-K.)

(18) Preferability letter regarding change in accounting principle


(21) Significant Subsidiaries of the Company.

(99) Additional documents:

     99.1 CNF Transportation Inc. 2000 Notice of Annual
          Meeting and Proxy Statement dated March 8, 2001 and filed on Form DEF 14A. (Only those portions referenced herein are incorporated in this Form 10-K. Other portions are not required and, therefore, are not "filed" as a part of this Form 10-K. *)

     99.2 Note Agreement dated as of July 17, 1989, between the ESOP, Consolidated Freightways, Inc. and the Note Purchasers named therein. (Exhibit 28.1 as filed on Form SE dated July 21, 1989*)

     99.3 Guarantee and Agreement dated as of July 17, 1989, delivered by Consolidated Freightways, Inc. (Exhibit 28.2 as filed on Form SE dated July 21, 1989*).

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