Form 10-Q
period 2001-03-31
CNF INC
filed 2001-05-10
CIK 23675

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2001

                                    OR

          ___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

              For the transition period from   N/A   to   N/A


                       COMMISSION FILE NUMBER 1-5046

                                 CNF Inc.
                    (Formerly CNF Transportation Inc.)


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



            Number of shares of Common Stock, $.625 par value,
               outstanding as of April 30, 2001: 48,804,147

                                 CNF INC.
                                 FORM 10-Q
                        Quarter Ended March 31, 2001

___________________________________________________________________________

___________________________________________________________________________


                                   INDEX



PART I.   FINANCIAL INFORMATION                               Page

  Item 1. Financial Statements

          Consolidated Balance Sheets -
            March 31, 2001 and December 31, 2000                 3

          Statements of Consolidated Income -
            Three months Ended March 31, 2001 and 2000           5

          Statements of Consolidated Cash Flows -
            Three months Ended March 31, 2001 and 2000           6

          Notes to Consolidated Financial Statements             7

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                 16


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                     23

  Item 4. Submission of Matters to a Vote of Security Holders   24

  Item 6. Exhibits and Reports on Form 8-K                      25


SIGNATURES                                                      25

                       ITEM 1. FINANCIAL STATEMENTS

                                 CNF INC.
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                                   March 31,    December 31,
                                                     2001          2000

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                     $  146,285     $  104,515
  Trade accounts receivable, net                   823,714        881,268
  Other accounts receivable (Note 8)                74,020         59,478
  Operating supplies, at lower of average
     cost or market                                 39,876         42,271
  Prepaid expenses                                  65,274         47,301
  Deferred income taxes                            105,991        105,502
       Total Current Assets                      1,255,160      1,240,335

PROPERTY, PLANT AND EQUIPMENT, AT COST
  Land                                             139,828        130,101
  Buildings and leasehold improvements             718,998        692,312
  Revenue equipment                                806,553        797,444
  Other equipment                                  430,057        420,788
                                                 2,095,436      2,040,645
  Accumulated depreciation and amortization       (970,489)      (934,123)
                                                 1,124,947      1,106,522

OTHER ASSETS
  Deferred charges and other assets (Note 7)       143,240        137,393
  Capitalized software, net                         90,894         89,829
  Unamortized aircraft maintenance                 248,037        242,468
  Goodwill, net                                    252,640        254,887
  Net non-current assets of discontinued
     operations (Note 2)                           122,735        173,507
                                                   857,546        898,084
TOTAL ASSETS                                    $3,237,653     $3,244,941


     The accompanying notes are an integral part of these statements.

                                 CNF INC.
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                                   March 31,    December 31,
                                                     2001          2000
LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
  Accounts payable                              $  399,438     $  418,157
  Accrued liabilities (Note 8)                     326,639        317,650
  Accrued claims costs                             140,358        145,558
  Current maturities of long-term debt and
     capital leases                                  8,753          7,553
  Income taxes payable                               7,343          1,777
  Net current liabilities of discontinued
     operations (Note 2)                            24,033         68,214
     Total Current Liabilities                     906,564        958,909

 LONG-TERM LIABILITIES
  Long-term debt and guarantees (Note 7)           435,490        424,116
  Long-term obligations under capital leases       110,504        110,533
  Accrued claims costs                             105,066         82,502
  Employee benefits                                264,572        252,482
  Other liabilities and deferred credits            48,336         51,163
  Aircraft lease return provision                   27,289         33,851
  Deferred income taxes                            142,733        144,463
     Total Liabilities                           2,040,554      2,058,019

 COMMITMENTS AND CONTINGENCIES (Note 8)

 COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
  SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY
  CONVERTIBLE DEBENTURES OF THE COMPANY (Note 6)   125,000        125,000

 SHAREHOLDERS' EQUITY
  Preferred stock, no par value; authorized
   5,000,000 shares:
     Series B, 8.5% cumulative, convertible,
       $.01 stated value; designated 1,100,000
       shares; issued 819,047 and 824,902
       shares, respectively                              8              8
  Additional paid-in capital, preferred stock      124,569        125,459
  Deferred compensation, Thrift and Stock Plan     (78,777)       (80,602)
     Total Preferred Shareholders' Equity           45,800         44,865

  Common stock, $.625 par value; authorized
     100,000,000 shares; issued 55,479,843
     and 55,426,605 shares, respectively            34,675         34,642
  Additional paid-in capital, common stock         332,558        331,282
  Retained earnings                                863,959        855,314
  Deferred compensation, restricted stock           (1,561)        (1,423)
  Cost of repurchased common stock
     (6,742,605 and 6,770,628 shares,
      respectively)                               (166,248)      (166,939)
                                                 1,063,383      1,052,876
     Accumulated Other Comprehensive
       Loss (Note 3)                               (37,084)       (35,819)
     Total Common Shareholders' Equity           1,026,299      1,017,057
     Total Shareholders' Equity                  1,072,099      1,061,922
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $3,237,653     $3,244,941

     The accompanying notes are an integral part of these statements.

                                 CNF INC.
                     STATEMENTS OF CONSOLIDATED INCOME
              (Dollars in thousands except per share amounts)

                                                      Three Months Ended
                                                           March 31,
                                                     2001            2000

REVENUES                                         $  1,278,465    $  1,321,894

Costs and Expenses
  Operating expenses                                1,073,786       1,086,795
  General and administrative                          127,202         123,354
  Depreciation                                         43,749          40,276
                                                    1,244,737       1,250,425

OPERATING INCOME                                       33,728          71,469

Other Income (Expense)
  Investment income                                       729             271
  Interest expense                                     (7,793)         (6,400)
  Dividend requirement on
    preferred securities of
    subsidiary trust (Note 6)                          (1,563)         (1,563)
  Miscellaneous, net                                      827           2,679
                                                       (7,800)         (5,013)

Income from Continuing Operations
  before Income Taxes                                  25,928          66,456
  Income Taxes                                         10,371          28,244

INCOME FROM CONTINUING OPERATIONS BEFORE
  ACCOUNTING CHANGE                                    15,557          38,212

Cumulative effect of accounting
  change, net of tax (Note 1)                               -          (2,744)
Net Income                                             15,557          35,468
  Preferred stock dividends                             2,040           2,034


NET INCOME AVAILABLE TO COMMON SHAREHOLDERS      $     13,517    $     33,434

Weighted-Average Common Shares Outstanding
  (Note 5)
    Basic                                          48,658,337      48,417,660
    Diluted                                        56,432,452      56,073,670

Earnings per Common Share (Note 5)
  Basic
    Net Income from Continuing Operations         $      0.28    $       0.75
    Cumulative effect of accounting
      change, net of tax                                   -            (0.06)
    Net Income Available to Common Shareholders   $      0.28    $       0.69
  Diluted
    Net Income from Continuing Operations         $      0.26    $       0.67
    Cumulative effect of accounting
      change, net of tax                                   -            (0.05)
    Net Income Available to Common Shareholders   $      0.26    $       0.62



The accompanying notes are an integral part of these statements.

                                 CNF INC.
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                          (Dollars in thousands)
                                                      Three Months Ended
                                                           March 31,
                                                       2001        2000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     $ 104,515    $ 146,263

OPERATING ACTIVITIES
  Net income                                          15,557       35,468
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Cumulative effect of accounting change,
         net of tax                                       -         2,744
       Depreciation and amortization                  51,048       46,089
       Increase (decrease) in deferred income taxes   (2,353)         822
       Amortization of deferred compensation           1,825        1,992
       Provision for uncollectible accounts            2,899        4,483
       Loss (gain) from sales of property                434       (1,106)
       Gain from sale of securities                       -        (2,619)
     Changes in assets and liabilities:
       Receivables                                    53,241      (63,957)
       Prepaid expenses                              (17,973)     (17,538)
       Unamortized aircraft maintenance               (5,569)     (11,878)
       Accounts payable                              (16,009)      13,558
       Accrued liabilities                            17,179       (7,059)
       Accrued incentive compensation                (29,190)     (17,105)
       Accrued claims costs                           17,364        2,287
       Income taxes                                    5,566       20,084
       Employee benefits                              12,090        9,341
       Aircraft lease return provision                (6,562)      (3,524)
       Deferred charges and credits                    2,162       14,280
       Other                                          (2,841)      (4,148)
     Net Cash Provided by Operating Activities        98,868       22,214

INVESTING ACTIVITIES
  Capital expenditures                               (42,291)     (55,925)
  Software expenditures                               (5,508)      (5,310)
  Proceeds from sale of securities                        -         2,619
  Proceeds from sales of property                        915        3,162
     Net Cash Used in Investing Activities           (46,884)     (55,454)

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt                -       197,452
  Repayment of long-term debt, guarantees and
     capital leases                                   (7,529)     (96,419)
  Repayment of short-term borrowings, net                 -       (40,000)
  Proceeds from exercise of stock options                972          295
  Payments of common dividends                        (4,872)      (4,849)
  Payments of preferred dividends                     (5,376)      (5,470)
     Net Cash Provided by (Used in) Financing
       Activities                                    (16,805)      51,009

     Net Cash Provided by Continuing Operations       35,179       17,769

     Net Cash Provided by (Used in) Discontinued
       Operations                                      6,591      (52,617)

     Increase (Decrease) in Cash and Cash
       Equivalents                                    41,770      (34,848)

CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 146,285    $ 111,415

      The accompanying notes are an integral part of these statements.

                                  CNF INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Principal Accounting Policies

Basis of Presentation

     The accompanying consolidated financial statements of CNF Inc. (formerly CNF Transportation Inc.) and its wholly owned subsidiaries (the Company) have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements included in the Company's 2000 Annual Report to Shareholders.

Recognition of Revenues

     As a result of recent pronouncements, including SEC Staff Accounting Bulletin No. 101, the Company elected to prospectively adopt, effective January 1, 2000, a change in accounting method for recognition of its freight transportation revenue to a preferable method. The Company now recognizes the allocation of freight transportation revenue between reporting periods based on relative transit time in each reporting period with expenses recognized as incurred. Previously, revenue was recognized when freight was received for shipment and the estimated costs of performing the transportation service were accrued.

Reclassification

     Certain amounts in prior year financial statements have been reclassified to conform to current year presentation.


2.   Discontinued Operations

     On November 3, 2000, Emery Worldwide Airlines (EWA) and the U.S. Postal Service (USPS) announced an agreement to terminate their contract for the transportation and sortation of Priority Mail (the "Priority Mail contract"). The contract was originally scheduled to terminate in the first quarter of 2002, subject to renewal options. Under terms of the agreement, the USPS on January 7, 2001, assumed operating responsibility for services covered under the contract, except certain air transportation and related services, which were terminated effective April 23, 2001.

     The USPS agreed to reimburse EWA for Priority Mail contract termination costs, including costs of contract-related equipment, inventory, and operating lease commitments, up to $125 million (the "Termination Liability Cap"). On January 7, 2001, the USPS paid EWA $60 million toward the termination costs. The termination agreement provides for this provisional payment to be adjusted if actual termination costs are greater or less than $60 million, in which case either the USPS will be required to make an additional payment or EWA will be required to return a portion of the provisional payment.

     The termination agreement preserves EWA's right to pursue claims for underpayment that it believes are owed by the USPS under the Priority Mail contract and EWA has initiated litigation in the U.S. Court of Federal Claims for that purpose. These claims are to recover costs of operating under the contract as well as profit and interest thereon.

     As a result of the contract termination, the results of operations of EWA's Priority Mail contract have been segregated and classified as discontinued operations in the Statements of Consolidated Income for all periods presented. Assets and liabilities have been reclassified in the Consolidated Balance Sheets from their historical classifications to separately reflect them as net assets of discontinued operations. Cash flows related to discontinued operations have been segregated and classified separately as net cash flows from discontinued operations in the Statements of Consolidated Cash Flows.

     The net assets of discontinued operations were as follows:

     (Dollars in thousands)
                                                 March 31,     December 31,
                                                     2001            2000
                                               -----------      -----------
     Current assets                             $   15,905      $    26,120
     Property, plant and equipment, net                 -            66,316
     Long-term receivables and other assets        188,857          184,348
                                                ----------      -----------
          Total assets of discontinued
            operations                             204,762          276,784
                                                ----------      -----------

     Current liabilities                            39,938           94,334
     Long-term liabilities                          66,122           77,157
                                                ----------      -----------
          Total liabilities of
            discontinued operations                106,060          171,491
                                                ----------      -----------
            Net assets of discontinued
              operations                        $   98,702      $   105,293
                                                ==========      ===========

     The Priority Mail contract provided for the re-determination of prices paid to EWA, which gave rise to unbilled revenue. Unbilled revenue representing contract change orders or claims was included in revenue only when it was probable that the change order or claim would result in additional contract revenue and if the amount could be reliably estimated. Unbilled revenue represents the accrual of revenue sufficient only to recover costs and therefore does not include profit or interest on either unbilled revenue or profit. Any unbilled revenue that EWA does not recover would be written off and reflected in operating results for discontinued operations in the then current period. Any amount of litigation award in excess of unbilled revenue would be reflected as income from discontinued operations in the then current period. Accordingly, no operating profit has been recognized in connection with the Priority Mail contract beginning in the third quarter of 1999, when EWA filed a claim for proposed higher prices.

     For the three months ended March 31, 2001 and 2000, revenues from the Priority Mail contract were $10.3 million and $135.2 million, respectively. As described above, no operating profit has been recognized in connection with the Priority Mail contract beginning in the third quarter of 1999.

     As a result of the termination of the Priority Mail contract, a loss from discontinuance of $13.5 million was recognized in the third quarter of 2000, net of $8.6 million of income tax benefits. The loss from discontinuance included estimates for the write-down of non-reimbursable assets, legal and advisory fees, costs of providing transportation services for approximately three months following the effective termination date, certain employee-related costs and other non-reimbursable costs from discontinuance. The amount of accrued loss from discontinuance related to EWA's Priority Mail contract recognized at March 31, 2001 and December 31, 2000 was $12.0 million and $22.1 million, respectively, and was included in net current liabilities of discontinued operations in the Consolidated Balance Sheets.

     The amount of unbilled revenue related to EWA's Priority Mail contract recognized at March 31, 2001 and December 31, 2000 was $179.5 million and $176.2 million, respectively. Unbilled revenue at March 31, 2001 and December 31, 2000 was included in net non-current assets of discontinued operations in the Consolidated Balance Sheets. As described above, the Company is pursuing recovery of this amount plus profit and interest thereon.

     As a result of a decision in August 2000 in the U.S. Court of Federal Claims, the USPS increased its provisional rate paid to EWA for transportation and sortation of Priority Mail for 2000. The USPS also increased the provisional rate paid to EWA for 1999. Based on these rate adjustments, early in the fourth quarter of 2000, EWA received payments totaling $102.1 million from the U.S. Postal Service. Unbilled revenue at March 31, 2001 and December 31, 2000 has been reduced by the $102.1 million payment from the USPS.

3.   Comprehensive Income

     Comprehensive Income, which is a measure of all changes in equity except those resulting from investments by owners and distributions to owners, was as follows:
                                                    Three Months Ended
   (Dollars in thousands)                               March 31,
                                                     2001       2000
                                                 ----------  ----------
   Net income                                    $  15,557  $   35,468
   Other comprehensive income (loss)
      Cumulative effect of change in accounting
        for derivative instruments and hedging
        activities (Note 7)                          3,005          -
      Change in fair value of cash flow
        hedges (Note 7)                             (2,796)         -
      Foreign currency translation adjustments      (1,474)     (4,620)
                                                 ----------  ----------
                                                    (1,265)     (4,620)
                                                 ----------  ----------
       Comprehensive income                      $  14,292   $  30,848
                                                 ==========  ==========

   The following is a summary of the components of accumulated other comprehensive loss:

                                                   March 31, December 31,
   (Dollars in thousands)                           2001          2000
                                                 -----------  -----------
   Cumulative effect of change in accounting
      for derivative instruments and hedging
      activities (Note 7)                       $     3,005  $        -
   Accumulated change in fair value of cash
      flow hedges (Note 7)                           (2,796)          -
   Accumulated foreign currency translation
      adjustments                                   (28,852)     (27,378)
   Minimum pension liability adjustment              (8,441)      (8,441)
                                                 -----------  -----------
      Accumulated other comprehensive loss       $  (37,084)  $  (35,819)
                                                 ===========  ===========

4. Business Segments

     Selected financial information about the Company's continuing operations is shown below. The prior period has been reclassified to exclude discontinued operations.

                                  Three Months Ended
   (Dollars in thousands)              March 31,
                                   2001         2000
                               -----------  -----------
   Revenues
     Con-Way Transportation    $  469,201   $  508,752
     Emery Worldwide              583,290      603,984
     Menlo Logistics              225,364      213,552
     Other                          9,202       15,252
                               -----------  -----------
                                1,287,057    1,341,540
   Intercompany Eliminations
     Con-Way Transportation          (231)        (348)
     Emery Worldwide                  (92)      (6,249)
     Menlo Logistics               (2,769)      (3,649)
     Other                         (5,500)      (9,400)
                               -----------  -----------
                                   (8,592)     (19,646)
   External Revenues
     Con-Way Transportation       468,970      508,404
     Emery Worldwide              583,198      597,735
     Menlo Logistics              222,595      209,903
     Other                          3,702        5,852
                               -----------  -----------
                               $1,278,465   $1,321,894
                               ===========  ===========
   Operating Income (Loss)
     Con-Way Transportation    $   36,735   $   56,696
     Emery Worldwide               (6,547)       6,824
     Menlo Logistics                8,171        7,638
     Other [1]                     (4,631)         311
                               -----------  -----------
                               $   33,728   $   71,469
                               ===========  ===========

[1] The first quarter of 2001 included $4.6 million of operating losses related to startup costs for Vector SCM.

5.   Earnings Per Share

     Basic earnings per share was computed by dividing income from continuing operations by the weighted-average common shares outstanding. The calculation for diluted earnings per share from continuing operations was calculated as shown below.

                                      Three Months Ended
(Dollars in thousands except              March 31,
 per share data)                      2001        2000
                                   ----------   ---------
Earnings:
  Net income from Continuing
     Operations                    $   13,517   $  36,178
  Add-backs:
     Dividends on Series B
       preferred stock, net
       of replacement funding             319         329
     Dividends on preferred
       securities of subsidiary
       trust, net of tax                  954         954
                                   ----------  ----------
                                   $   14,790  $   37,461
                                   ----------  ----------
Shares:
  Basic shares (weighted-average
     common shares outstanding)    48,658,337  48,417,660
  Stock option dilution               632,316     396,309
  Series B preferred stock          4,016,799   4,134,701
  Preferred securities of
     subsidiary trust               3,125,000   3,125,000
                                   ----------  ----------
                                   56,432,452  56,073,670
                                   ----------  ----------
     Diluted Earnings Per Share
       from Continuing Operations
       before Accounting Change    $     0.26  $     0.67
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

7.   Derivative Instruments and Hedging Activities

     Effective January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, as defined, be recorded on the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement or be deferred in Other Comprehensive Income (Loss) until the hedged item is recognized in earnings.

     The Company is exposed to a variety of market risks, including the effects of interest rates, commodity prices and foreign currency exchange rates. The Company's policy is to enter into derivative financial instruments only in circumstances that warrant the hedge of an underlying asset, liability or future cash flow against exposure to some form of commodity, interest rate or currency-related risk. Additionally, the designated hedges should have high correlation to the underlying exposure such that fluctuations in the value of the derivatives offset reciprocal changes in the underlying exposure. The Company's policy prohibits entering into derivative instruments for speculative purposes.

     The Company formally documents its hedge relationships, including identifying the hedge instruments and hedged items, as well as its risk management objectives and strategies for entering into the hedge transaction. At hedge inception and at least quarterly thereafter, the Company assesses whether the derivatives are effective in offsetting changes in either the cash flows or fair value of the hedged item. If a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting, and any gains or losses on the derivative instrument would be recognized in earnings during the period it no longer qualifies for hedge accounting.

     For derivatives designated as cash flow hedges, changes in the derivative's fair value are recognized in Other Comprehensive Income (Loss) until the hedged item is recognized in earnings. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. For derivatives designated as fair value hedges, changes in the derivative's fair value are recognized in earnings and offset by changes in the fair value of the hedged item, which are recognized in earnings to the extent that the derivative is effective.

     The Company's cash flow hedges include interest rate swap derivatives designated to mitigate the effects of interest rate volatility on floating-rate operating lease payments. Fair value hedges include interest rate swap derivatives designated to mitigate the effects of interest rate volatility on the fair value of fixed-rate long-term debt. The Company's current interest rate swap derivatives qualify for hedge treatment under SFAS 133.

     In accordance with the transition provisions of SFAS 133, the Company recorded in Other Assets a transition adjustment of $20.6 million to recognize the estimated fair value of interest rate swap derivatives, a $4.9 million ($3.0 million after tax) transition adjustment in Accumulated Other Comprehensive Income (Loss) to recognize the estimated fair value of interest rate swap derivatives designated as cash flow hedges, and a $15.7 million transition adjustment in Long-Term Debt to recognize the difference between the carrying value and estimated fair value of fixed-rate debt hedged with interest rate swap derivatives designated as fair value hedges.

     In the first quarter of 2001, the change in the estimated fair value of the Company's fair value hedges increased $4.4 million and the estimated fair value of cash flow hedges declined $4.6 million ($2.8 million after tax).

8.   Commitments and Contingencies

     In connection with the December 2, 1996 spin-off of Consolidated Freightways Corporation (CFC), the Company's former long-haul LTL segment, the Company agreed to indemnify certain states, insurance companies and sureties against the failure of CFC to pay certain worker's compensation, tax and public liability claims that were pending as of September 30, 1996. In some cases, these indemnities are supported by letters of credit under which the Company is liable to the issuing bank and by bonds issued by surety companies. In order to secure CFC's obligation to reimburse and indemnify the Company against liability with respect to these claims, CFC had provided the Company with certain letters of credit. However, the letters of credit have been terminated, and as of March 31, 2001, CFC reimbursement obligations to the Company were unsecured.

     The Company is currently under examination by the Internal Revenue Service (IRS) for tax years 1987 through 1999 on various issues. In connection with those examinations, the IRS proposed adjustments for tax years 1987 through 1990 after which the Company filed a protest and engaged in discussions with the Appeals Office of the IRS. After those discussions failed to produce a settlement, in March 2000, the IRS issued a Notice of Deficiency (the Notice) for the years 1987 through 1990 with respect to various issues, including aircraft maintenance and matters related to CFC for years prior to the spin-off, which are described below. Based upon the Notice, the total amount of the deficiency for items in years 1987 through 1990, including taxes and interest, was $153 million as of March 31, 2001. The amount originally due under the Notice was reduced in the third quarter of 2000 by a portion of the Company's $93.4 million payment to the IRS, which is described below.

     In addition to the issues covered under the Notice for tax years 1987 through 1990, the IRS in May 2000 proposed additional adjustments for tax years 1991 through 1996 with respect to various issues, including aircraft maintenance and matters relating to CFC for years prior to the spin-off.

     Under the Notice, the IRS has assessed a substantial adjustment for tax years 1989 and 1990 based on the IRS' position that certain aircraft maintenance costs should have been capitalized rather than expensed for federal income tax purposes. The Company believes that its practice of expensing these types of aircraft maintenance costs is consistent with industry practice and the recently issued Treasury Ruling 2001-4. The Company intends to vigorously contest the Notice and the proposed adjustments as they pertain to the aircraft maintenance issue.

     The Company paid $93.4 million to the IRS in the third quarter of 2000 to stop the accrual of interest on amounts due under the Notice for tax years 1987 through 1990 and under proposed adjustments for tax years 1991 through 1996 for matters relating to CFC for years prior to the spin-off and for all other issues except aircraft maintenance costs.

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

     In the last half of 2000, the Company received real property with an estimated value of $21.2 million in settlement of CFC's commitment to transfer land and buildings. Prior to its transfer, the real property collateralized CFC's obligation to the Company.

     In March 2001, the Company entered into an agreement to acquire real property owned by CFC in settlement of CFC's $20.0 million note due in 2004. The agreement requires a three-way exchange among the Company, CFC and a third party. In March 2001, the Company acquired real property, which was previously owned by CFC, from a third party in exchange for a note payable. Under the agreement, the Company in May 2001 will pay in full the note payable due to the third party while concurrently receiving an equal amount of cash from CFC in settlement of the Company's $20.0 million note receivable due from CFC. At March 31, 2001, the third-party note payable and the CFC note receivable were included in Accrued Liabilities and Other Receivables, respectively, in the Consolidated Balance Sheets.

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

                       PART I. FINANCIAL INFORMATION
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
=====================

     On November 3, 2000, Emery Worldwide Airlines (EWA) and the U.S. Postal Service (USPS) announced an agreement to terminate their contract for the transportation and sortation of Priority Mail. Under terms of the agreement, the USPS, on January 7, 2001, assumed responsibility for services covered under the contract, except for certain air transportation and related services described below under "Discontinued Operations." Accordingly, the results of operations, net assets, and cash flows of the Priority Mail operations have been segregated and classified as discontinued operations. A summary of selected terms of the agreement, summary financial data, and related information are included in Note 2 of the Notes to Consolidated Financial Statements.

     Net income available to common shareholders in the first quarter of 2001 was $13.5 million ($0.26 per diluted share), a decline from $33.4 million ($0.62 per diluted share) in the first quarter of 2000. Last year's first quarter included a $2.7 million after-tax loss ($0.05 per diluted share) from the cumulative effect of a change in our accounting method for revenue recognition on in-transit freight. As described below under "Discontinued Operations", the discontinued Priority Mail operations had no effect on operating income in the first quarters of 2001 and 2000.

Continuing Operations
---------------------

     Net income from continuing operations (income from continuing operations before the cumulative effect of accounting change reduced by preferred stock dividends) was $13.5 million ($0.26 per diluted share) in the first quarter of 2001. Net income from continuing operations declined from $36.2 million ($0.67 per diluted share) in the first quarter of last year due to lower operating income and higher other net expense, partially offset by a lower effective tax rate. Last year's first quarter also benefited from a $2.6 million unusual net gain ($0.03 per diluted share) from the sale of securities.

     Revenue in the 2001 first quarter fell 3.3% from the first quarter of 2000 to $1.28 billion due primarily to declines in revenue from Con-Way and Emery, partially offset by higher revenue from Menlo. Management believes that revenue from all reporting segments in the first quarter of 2001 was adversely affected by the continuing downturn in the U.S. economy.

     Operating income declined to $33.7 million in the first quarter of 2001 from $71.5 million in the same quarter last year due to lower operating results from all reporting segments except Menlo, which increased operating income by 7.0%.

     Other net expense increased to $7.8 million in the 2001 first quarter from $5.0 million in the 2000 first quarter due primarily to a $2.6 million net gain from the sale of securities in the first quarter of last year and a $1.4 million increase in interest expense. The first quarter of 2001 included a full period of interest expense on $200 million of 8 7/8% Notes due 2010 and lower capitalized interest compared to the same quarter last year. The net proceeds of $197.5 million from the issuance of the $200 million 8 7/8% Notes in March 2000 were used to repay short-term and long-term borrowings under lines of credit.

     The effective tax rate for the first quarter of 2001 was 40.0% compared to 42.5% for the same period last year due in part to tax planning strategies and resolution of tax issues.

Con-Way Transportation Services

     First-quarter revenue from Con-Way Transportation Services in 2001 fell 7.8% from the same quarter last year. Although the regional carriers' revenue per hundredweight (yield) in the 2001 first quarter increased 2.8% over last year's first quarter, LTL and total tonnage per day (weight) for the same period fell 3.5% and 4.0%, respectively. Con-Way's management believes that tonnage declines in the 2001 first quarter were primarily due to the continuing downturn in the U.S. economy and the sale of Con-Way Truckload Services in August 2000, which accounted for $24.0 million of last year's first-quarter revenue. Yield in the 2001 first quarter was positively affected by a higher percentage of inter-regional joint services, which typically command higher rates on longer lengths of haul, and, to a lesser extent, fuel surcharges.

     Con-Way's operating income in the first quarter of 2001 declined 35.2% from the first quarter of 2000 due primarily to lower revenue, higher employee benefit expenses and an increase in costs for vehicular and workers' compensation claims. Higher diesel fuel costs in the first quarter of 2001 were mitigated by Con-Way's fuel surcharge. The first quarter of 2001 was adversely affected by higher losses from developing businesses (Con-Way Integrated Services and Con-Way Air Express) compared to the same quarter of last year. Con-Way Air Express, a domestic air freight forwarding company, is scheduled to begin operations on May 14, 2001.

Emery Worldwide

     In the first quarter of 2001, Emery's revenue declined 2.4% from the same period last year due primarily to lower North American airfreight revenue. International airfreight revenue increased slightly over the same period.

     International airfreight revenue per day, including fuel surcharges, grew 3.3% over the 2000 first quarter due primarily to a 7.6% increase in revenue per pound (yield), partially offset by a 4.0% drop in pounds transported per day (weight). Lower international weight in the 2001 first quarter was due in part to declines in business from some international markets served by Emery, including portions of Latin America and Asia.

     North American airfreight revenue per day, including fuel surcharges, fell 11.6% from the first quarter of 2000. Although first-quarter yield in 2001 increased 9.7% over the same quarter last year, weight per day over the same period declined 19.4%. The 2001 first-quarter decline in North American weight was attributable in part to lower business levels from the manufacturing industry, particularly the automotive and technology sectors. Emery's management believes that the lower business levels in the 2001 first quarter were adversely affected by the continuing downturn in the U.S. economy and, to a lesser extent, loss of business to ground transportation and Emery's ongoing yield management, which is designed to eliminate or reprice certain low-margin business. Yield in the first quarter of 2001 was positively affected by an increase in the percentage of higher-yielding guaranteed services and Emery's ongoing yield management efforts.

     Emery's first-quarter operating loss was $6.5 million in 2001 compared to first-quarter operating income of $6.8 million in 2000. The first-quarter operating loss in 2001 was due primarily to a decline in North American revenue and an increase in North American airhaul costs as a percentage of revenue. Higher jet fuel costs in the first quarter of 2001 were mitigated by Emery's fuel surcharge. Higher employee benefits costs also adversely affected operating results in the 2001 first quarter when compared to the same quarter last year.

     In January 2001, the USPS and Federal Express Corporation (FedEx) announced an exclusive agreement under which FedEx will transport Express Mail and Priority Mail. EWA presently transports Express Mail and other classes of mail under a contract with the USPS scheduled to expire in January 2004, (the "Express Mail Contract"). In January 2001, EWA filed a lawsuit in the U.S. Court of Federal Claims against the USPS, alleging that the contract with FedEx violates the USPS procurement regulations, which require that all purchases over $10,000 "must be made on the basis of adequate competition whenever feasible or appropriate," and that the contract violates the USPS regulatory requirement to provide "fair and equal treatment" to all potential suppliers. The Court ruled against EWA. The matter is now on appeal.

     In May 2001, EWA received from the USPS a notice of termination for convenience of the Express Mail Contract, effective as of August 26, 2001.

     In the first quarter of 2001, EWA recognized revenue of $47.5 million and operating income of $3.6 million from the transportation of the Express Mail Contract, compared to revenue of $50.4 million and operating income of $6.1 million in the first quarter of last year. EWA believes it is entitled to its costs of early termination of the Express Mail Contract. Early termination of the Express Mail Contract will likely have a material adverse effect on our consolidated results of operations and financial condition.

     Emery's management intends to continue positioning Emery as a premium service provider, focusing on achieving higher yield with a reduced cost structure. In North America, management will seek to improve yield by requiring compensation that is commensurate with premium services. Emery's management is evaluating initiatives that include a reduction or revision to EWA's fleet of aircraft and/or the North American freight service center network. Implementation of one or more of these restructuring initiatives would have a material adverse effect on our consolidated results of operations and financial condition.

     Internationally, Emery's management will focus on expanding its variable-cost-based operations and actively renegotiating airhaul rates in an effort to improve operating margins, mitigate higher fuel prices, and balance directional capacity.

Menlo Logistics

     Menlo's first-quarter revenue in 2001 increased 6.0% from the same quarter in 2000 due to continued growth in logistics contracts and consulting fees. Menlo's management believes that the continuing downturn in the U.S. economy had an adverse effect on business levels of some of its customers but the resulting adverse effect on Menlo's revenue was partially mitigated by Menlo's ability to secure new logistics contracts.

     A portion of Menlo's revenue is attributable to logistics contracts for which Menlo manages the transportation of freight but subcontracts the actual transportation and delivery of products to third parties. Menlo refers to this as purchased transportation. Menlo's net revenue (revenue less purchased transportation) in the first quarter of 2001 and 2000 was $67.4 million and $65.0 million, respectively.

     Operating income for Menlo in the first quarter of 2001 increased 7.0% from the same quarter last year. Higher operating income was primarily attributable to increased revenue from core supply chain projects and consulting fees.

Other Operations

     In the first quarter of 2001, the Other segment included the operating results of Road Systems and Vector SCM, a joint venture formed with General Motors in December 2000 to provide logistics services to General Motors. The operating results of Vector SCM are reported as an equity investment in the Other segment. Operating losses related to startup costs for Vector SCM in the first quarter of 2001 were $4.6 million. The Company believes that the second-quarter operating loss for Vector SCM will approximate $4 million to $6 million due primarily to startup costs.


Discontinued Operations
-----------------------

     On November 3, 2000, EWA and the USPS announced an agreement to terminate their contract for the transportation and sortation of Priority Mail. Under terms of the agreement, the USPS on January 7, 2001 assumed operating responsibility for services covered under the contract, except certain air transportation and related services, which were terminated effective April 23, 2001.

     The USPS agreed to reimburse EWA for Priority Mail contract termination costs, including costs of contract-related equipment, inventory, and operating lease commitments, up to $125 million (the "Termination Liability Cap"). On January 7, 2001, the USPS paid EWA $60 million toward the termination costs. The termination agreement provides for this provisional payment to be adjusted if actual termination costs are greater or less than $60 million, in which case either the USPS will be required to make an additional payment or EWA will be required to return a portion of the provisional payment. We believe that contract termination costs incurred by EWA are reimbursable under the termination agreement and do not exceed the Termination Liability Cap. However, there can be no assurance that all termination costs incurred by Emery will be recovered.

     The termination agreement preserves EWA's right to pursue claims for underpayment that it believes are owed by the USPS under the Priority Mail contract and EWA has initiated litigation in the U.S. Court of Federal Claims for that purpose. These claims are to recover costs of operating under the contract as well as profit and interest thereon.

     The amount of unbilled revenue related to EWA's Priority Mail contract recognized at March 31, 2001 and December 31, 2000 was $179.5 million and $176.2 million, respectively. Unbilled revenue represents the accrual of revenue sufficient only to recover costs and therefore does not include profit or interest on either unbilled revenue or profit. Any unbilled revenue that EWA does not recover would be written off and reflected in operating results for discontinued operations in the then current period. Any amount of litigation award in excess of unbilled revenue would be reflected as income from discontinued operations in the then current period. We believe our position with respect to claims for underpayment under the Priority Mail contract is reasonable and well founded; however, there can be no assurance that litigation will result in an award sufficient to recover unbilled revenue recognized under the contract or any award at all. The government is investigating matters relating to the Priority Mail contract, and EWA has received subpoenas for documents from a grand jury in Massachusetts and the USPS Inspector General. Accordingly, we can give no assurance that matters relating to the Priority Mail contract with the USPS will not have a material adverse effect on our financial condition or results of operations.

     As a result of the above, the results of operations and net assets of the Priority Mail operations have been segregated and classified as discontinued operations. A summary of selected terms of the agreement, summary financial data, and related information are included in Note 2 of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
===============================

Continuing Operations
---------------------

     In the first quarter of 2001, cash and cash equivalents increased $41.8 million to $146.3 million. Cash provided by operating activities in the 2001 first quarter was more than sufficient to fund investing and financing activities.

     Operating activities in the 2001 first quarter generated net cash of $98.9 million compared to $22.2 million of cash generated by operating activities in the same quarter last year. Cash from operations in the first quarter of 2001 was provided primarily by income from continuing operations before depreciation and amortization and the conversion of receivables into cash. Positive operating cash flows in the 2001 first quarter were partially offset by changes in accrued incentive compensation, prepaid expenses, and accounts payable.

     Investing activities in the first quarter of 2001 used $8.6 million less cash than in the first quarter of 2000. Capital expenditures of $42.3 million in the 2001 first quarter declined $13.6 million from last year's first quarter due primarily to a $9.4 million decrease in Emery's capital expenditures.

     First-quarter financing activities in 2001 used cash of $16.8 million compared to first-quarter financing activities that provided $51.0 million last year. In the first quarter of last year, a portion of the net proceeds of $197.5 million from the issuance in March 2000 of $200 million of 8 7/8% Notes due 2010 were used to repay short-term and long-term borrowings outstanding under lines of credit.

     We maintain a $350 million unsecured credit facility with no borrowings outstanding at March 31, 2001. The $350 million facility is also available for issuance of letters of credit. Under that facility, outstanding letters of credit totaled $68.2 million at March 31, 2001. Available capacity under the $350 million facility was $281.8 million at March 31, 2001. At March 31, 2001, we also had $100.0 million of uncommitted lines with no outstanding borrowings. Under other unsecured facilities, $73.5 million in letters of credit and bank guarantees were outstanding at March 31, 2001.

     Our ratio of total debt to capital increased to 31.7% at March 31, 2001 from 31.4% at December 31, 2000 due primarily to the adoption of SFAS 133, "Derivative Instruments and Hedging Activities", partially offset by 2001 first-quarter debt repayment. As described in Note 7 of the Notes to Consolidated Financial Statements, we recorded an adjustment in Long-Term Debt to recognize the difference between the carrying value and estimated fair value of fixed-rate long-term debt hedged with interest rate swap derivatives designated as fair value hedges. The debt adjustment was equal to the estimated fair value of interest rate swap derivatives, which hedge the fair value of the long-term debt and are included in Other Assets in the Consolidated Balance Sheets. Excluding the effects of SFAS 133, our debt-to-capital ratio at March 31, 2001 was 30.9%.

Discontinued Operations
-----------------------

     As described above under "Results of Operations," cash flows from the Priority Mail operations have been segregated and classified as net cash flows from discontinued operations in the Statements of Consolidated Cash Flows. As described in Note 2 of the Notes to Consolidated Financial Statements, EWA in January 2001 received a $60 million provisional payment toward reimbursable termination costs, as provided under a termination agreement signed by EWA and the USPS in November 2000.

CYCLICALITY AND SEASONALITY
===========================

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

MARKET RISK
===========

     We are exposed to a variety of market risks, including the effects of interest rates, commodity prices and foreign currency exchange rates. Our policy is to enter into derivative financial instruments only in circumstances that warrant the hedge of an underlying asset, liability or future cash flow against exposure to some form of commodity, interest rate or currency-related risk. Additionally, the designated hedges should have high correlation to the underlying exposure such that fluctuations in the value of the derivatives offset reciprocal changes in the underlying exposure. Our policy prohibits entering into derivative instruments for speculative purposes.

     We may be exposed to the effect of interest rate fluctuations in the fair value of our long-term debt and capital lease obligations, as summarized in Notes 4 and 5 of our consolidated financial statements included in our 2000 Annual Report to Shareholders. As described in Note 7 of the Notes to Consolidated Financial Statements, we use interest rate swaps to mitigate the impact of interest rate volatility on cash flows related to operating lease payments and on the fair value of our fixed-rate long-term debt. At March 31, 2001, we had not entered into any derivative contracts to hedge our foreign currency exchange exposure.

ACCOUNTING STANDARDS
====================

     As described in Note 7 of the Notes to Consolidated Financial Statements, we adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. The $3.0 million cumulative effect of adopting the new accounting standard increased Other
Comprehensive Income (Loss).

     In the first quarter of 2001, a $4.4 million increase in the estimated fair value of our fair value hedges increased both Other Assets and Long-Term Debt. During the same period, the estimated fair value of cash flow hedges decreased, resulting in a $4.6 million decline in Other Assets and a $2.8 million after-tax reduction of Other Comprehensive Income (Loss).

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

     On February 16, 2000, a DC-8 cargo aircraft operated by EWA personnel crashed shortly after take-off from Mather Field, near Sacramento, California. The crew of three was killed. The cause of the crash has not been determined. The National Transportation Safety Board is conducting an investigation. The Company is currently unable to predict the outcome of this investigation or the effect it may have on Emery or the Company.

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

     Con-Way and the Company have been named as defendants in a class action lawsuit filed in Federal District Court in San Francisco for alleged violations of federal and state wage and hour laws regarding classification of freight operations supervisors for purposes of overtime pay. No motion has yet been made for certification of the class. Because the lawsuit is at a preliminary stage, the Company is unable to predict the outcome of this litigation or the effect it may have on Con-Way or the Company.


ITEM 4.  Submission of Matters to a Vote of Security Holders

     At the Annual Shareholders Meeting held April 24, 2001, the following proposals were presented with the indicated voting results:

     For the purpose of electing members of the Board of Directors, the votes representing shares of Common and Preferred stock were cast as follows:

          Nominee                   For     Against
          Richard A. Clarke     46,590,247   804,020
          W. Keith Kennedy, Jr. 46,642,334   751,933
          Richard B. Madden     46,628,831   765,436
          Gregory L. Quesnel    46,614,675   779,592

     The following directors did not stand for election and continued in office as directors after the Annual Shareholders Meeting: Robert Alpert, Margaret G. Gill, Robert Jaunich II, Donald E. Moffitt, Michael J. Murray, Robert D. Rogers, William J. Schroeder, and Robert P. Wayman.

     Proposal to approve amendment to the Company's Certificate of Incorporation, changing the company name from "CNF Transportation Inc." to "CNF Inc." was approved by the following vote: For 46,591,235; Against 528,400; Abstain 274,631.

     The appointment of Arthur Andersen LLP as independent public accountants for the year 2001 was approved by the following vote: For 45,435,620; Against 1,577,298; Abstain 381,348.

ITEM 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             3(a)     Certificate of Incorporation as amended April 24, 2001

             3(b)     Bylaws as amended April 30, 2001


             99(a) Computation of Ratios of Earnings to Fixed Charges -- the ratios of earnings to fixed charges were 2.0x and 3.5x for the three months ended March 31, 2001 and 2000, respectively.

               (b) Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends -- the ratios of earnings to combined fixed charges and preferred stock dividends were 1.9x and 3.4x for the three months ended March 31, 2001 and 2000, respectively.

        (b)Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended March 31, 2001.


                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company (Registrant) has duly caused this Form 10-Q Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CNF Inc.
                           (Registrant)

May 9, 2001                /s/Greg Quesnel
                           Greg Quesnel
                           President, Chief Executive Officer
                                and Chief Financial Officer