Form 10-Q
period 2001-06-30
CNF INC
filed 2001-08-09
CIK 23675

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2001

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



            Number of shares of Common Stock, $.625 par value,
                outstanding as of July 31, 2001: 48,842,907

                                 CNF INC.
                                 FORM 10-Q
                        Quarter Ended June 30, 2001

___________________________________________________________________________
___________________________________________________________________________

                                   INDEX



PART I.   FINANCIAL INFORMATION                                    Page

  Item 1. Financial Statements

          Consolidated Balance Sheets -
            June 30, 2001 and December 31, 2000                       3

          Statements of Consolidated Operations -
            Three and six months Ended June 30, 2001 and 2000         5

          Statements of Consolidated Cash Flows -
            Six months Ended June 30, 2001 and 2000                   6

          Notes to Consolidated Financial Statements                  7

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      18


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                          26

  Item 6. Exhibits and Reports on Form 8-K                           27


SIGNATURES                                                           27

                       ITEM 1. FINANCIAL STATEMENTS

                                 CNF INC.
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                                   June 30,    December 31,
                                                     2001          2000

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                     $  131,470     $  104,515
  Trade accounts receivable, net                   757,310        881,268
  Other accounts receivable (Note 11)               86,351         59,478
  Operating supplies, at lower of average
     cost or market                                 23,166         42,271
  Prepaid expenses                                  55,039         47,301
  Deferred income taxes                            107,391        105,502
  Net current assets of discontinued
     operations (Note 2)                             2,904             -
       Total Current Assets                      1,163,631      1,240,335

PROPERTY, PLANT AND EQUIPMENT, AT COST
  Land                                             148,451        130,101
  Buildings and leasehold improvements             716,358        692,312
  Revenue equipment                                694,732        797,444
  Other equipment                                  440,064        420,788
                                                 1,999,605      2,040,645
  Accumulated depreciation and amortization       (915,820)      (934,123)
                                                 1,083,785      1,106,522

OTHER ASSETS
  Deferred charges and other assets (Note 10)      134,799        137,393
  Capitalized software, net                         85,291         89,829
  Unamortized aircraft maintenance                  52,301        242,468
  Goodwill, net                                    249,864        254,887
  Net non-current assets of discontinued
     operations (Note 2)                           105,914        173,507
                                                   628,169        898,084
TOTAL ASSETS                                    $2,875,585     $3,244,941


     The accompanying notes are an integral part of these statements.

                                 CNF INC.
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                                     June 30,    December 31,
                                                       2001          2000
LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
  Accounts payable                                $  393,960     $  418,157
  Accrued liabilities (Note 11)                      318,443        317,650
  Accrued claims costs                               139,906        145,558
  Current maturities of long-term debt and
     capital leases                                    8,753          7,553
  Income taxes payable                                    -           1,777
  Net current liabilities of discontinued
     operations (Note 2)                                  -          68,214
     Total Current Liabilities                       861,062        958,909

 LONG-TERM LIABILITIES
  Long-term debt and guarantees (Notes 4 and 10)     430,653        424,116
  Long-term obligations under capital leases         110,473        110,533
  Accrued claims costs                               110,076         82,502
  Employee benefits                                  267,409        252,482
  Other liabilities and deferred credits              43,271         51,163
  Aircraft lease return provision                     76,998         33,851
  Deferred income taxes                               11,129        144,463
     Total Liabilities                             1,911,071      2,058,019

 COMMITMENTS AND CONTINGENCIES (Note 11)

 COMPANY-OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES OF SUBSIDIARY TRUST
  HOLDING SOLELY CONVERTIBLE DEBENTURES OF
  THE COMPANY (Note 9)                               125,000        125,000

 SHAREHOLDERS' EQUITY
  Preferred stock, no par value; authorized
   5,000,000 shares:
     Series B, 8.5% cumulative, convertible,
       $.01 stated value; designated 1,100,000
       shares; issued 815,632 and 824,902
       shares, respectively                                8              8
  Additional paid-in capital, preferred stock        124,049        125,459
  Deferred compensation, Thrift and Stock Plan       (76,952)       (80,602)
     Total Preferred Shareholders' Equity             47,105         44,865

  Common stock, $.625 par value; authorized
     100,000,000 shares; issued 55,559,257
     and 55,426,605 shares, respectively              34,725         34,642
  Additional paid-in capital, common stock           333,879        331,282
  Retained earnings                                  631,189        855,314
  Deferred compensation, restricted stock             (1,561)        (1,423)
  Cost of repurchased common stock (6,725,170
     and 6,770,628 shares, respectively)            (165,818)      (166,939)
                                                     832,414      1,052,876
     Accumulated Other Comprehensive Loss (Note 6)   (40,005)       (35,819)
     Total Common Shareholders' Equity               792,409      1,017,057
     Total Shareholders' Equity                      839,514      1,061,922
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $2,875,585     $3,244,941


     The accompanying notes are an integral part of these statements.


                                   CNF INC.
                    STATEMENTS OF CONSOLIDATED OPERATIONS
               (Dollars in thousands except per share amounts)

                                                        Three Months Ended               Six Months Ended
                                                             June 30,                         June 30,
                                                       2001             2000            2001            2000
REVENUES                                           $1,256,608       $1,401,146      $2,535,073      $2,723,040

Costs and Expenses
  Operating expenses (Note 5)                       1,095,964        1,148,795       2,169,749       2,235,590
  General and administrative                          127,913          124,926         255,115         248,280
  Depreciation                                         44,187           40,294          87,937          80,570
  Restructuring and related charges (Note 5)          340,531               -          340,531              -
                                                    1,608,595        1,314,015       2,853,332       2,564,440

OPERATING INCOME (LOSS)                              (351,987)          87,131        (318,259)        158,600

Other Income (Expense)
  Investment income                                       641              593           1,370             864
  Interest expense                                     (7,234)          (7,881)        (15,027)        (14,281)
  Dividend requirement on preferred securities
    of subsidiary trust (Note 9)                       (1,563)          (1,563)         (3,126)         (3,126)
  Miscellaneous, net                                      482            1,309           1,309           3,988
                                                       (7,674)          (7,542)        (15,474)        (12,555)

Income (Loss) from Continuing Operations
  before Taxes                                       (359,661)          79,589        (333,733)        146,045
Income Tax Benefit (Provision)                        133,852          (33,825)        123,481         (62,069)

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE ACCOUNTING CHANGE                           (225,809)          45,764        (210,252)         83,976

Cumulative Effect of Accounting
  Change, net of tax (Note 1)                              -                -               -           (2,744)
Net Income (Loss)                                    (225,809)          45,764        (210,252)         81,232
  Preferred Stock Dividends                             2,079            2,072           4,119           4,106

NET INCOME (LOSS) APPLICABLE TO
  COMMON SHAREHOLDERS                              $ (227,888)      $   43,692      $ (214,371)     $   77,126

Weighted-Average Common Shares Outstanding
    Basic shares                                   48,760,668       48,463,040      48,704,866      48,440,350
    Diluted shares                                 48,760,668       56,361,884      48,704,866      56,377,108

Earnings (Loss) per Common Share (Note 8)
  Basic
    Net Income (Loss) before Accounting
      Change                                       $    (4.67)      $     0.90      $    (4.40)     $     1.65
    Accounting Change, net of tax                          -                -               -            (0.06)
    Net Income (Loss) Applicable to Common
      Shareholders                                 $    (4.67)      $     0.90      $    (4.40)     $     1.59
  Diluted
    Net Income (Loss) before Accounting
      Change                                       $    (4.67)      $     0.80      $    (4.40)     $     1.46
    Accounting Change, net of tax                          -                -               -            (0.05)
    Net Income (Loss) Applicable to Common
      Shareholders                                 $    (4.67)      $     0.80      $    (4.40)     $     1.41

The accompanying notes are an integral part of these statements.


                                 CNF INC.
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                          (Dollars in thousands)
                                                       Six Months Ended
                                                           June 30,
                                                        2001       2000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     $ 104,515    $ 146,263

OPERATING ACTIVITIES
  Net income (loss)                                 (210,252)      81,232
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Cumulative effect of accounting change,
         net of tax                                       -         2,744
       Restructuring and related charges (Note 5)    340,531           -
       Depreciation and amortization                 102,831       91,785
       Decrease in deferred income taxes            (135,469)     (14,184)
       Amortization of deferred compensation           3,650        3,961
       Provision for uncollectible accounts (Note 5)  38,013        7,964
       Loss (gain) from sales of property              1,136         (641)
       Gain from sale of securities                       -        (2,619)
     Changes in assets and liabilities:
       Receivables                                    76,648      (80,122)
       Prepaid expenses                               (7,738)     (12,416)
       Unamortized aircraft maintenance                5,970      (24,608)
       Accounts payable                              (26,792)       5,661
       Accrued liabilities                            (5,709)     (31,668)
       Accrued incentive compensation                (24,790)         647
       Accrued claims costs                           21,922        3,816
       Income taxes                                   (1,777)      48,572
       Employee benefits                              14,927       16,877
       Aircraft lease return provision               (14,457)      (1,091)
       Deferred charges and credits                      (26)      28,286
       Other                                          (6,467)      (3,702)
     Net Cash Provided by Operating Activities       172,151      120,494

INVESTING ACTIVITIES
  Capital expenditures                              (113,063)    (111,183)
  Software expenditures                               (9,159)     (11,022)
  Proceeds from sale of securities                        -         2,619
  Proceeds from sales of property                      1,006        6,223
     Net Cash Used in Investing Activities          (121,216)    (113,363)

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt                -       197,452
  Repayment of long-term debt, guarantees and
     capital leases                                   (7,559)     (96,455)
  Repayment of short-term borrowings, net                 -       (40,000)
  Proceeds from exercise of stock options              2,234          707
  Payments of common dividends                        (9,754)      (9,702)
  Payments of preferred dividends                     (5,376)      (5,470)
     Net Cash Provided by (Used in) Financing
       Activities                                    (20,455)      46,532

     Net Cash Provided by Continuing Operations       30,480       53,663

     Net Cash Used in Discontinued Operations         (3,525)     (63,484)

     Increase (Decrease) in Cash and Cash
       Equivalents                                    26,955       (9,821)

CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 131,470    $ 136,442

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

     As a result of the contract termination, the results of operations of EWA's Priority Mail contract have been segregated and classified as discontinued operations in the Statements of Consolidated Operations for all periods presented. Assets and liabilities have been reclassified in the Consolidated Balance Sheets from their historical classifications to separately reflect them as net assets of discontinued operations. Cash flows related to discontinued operations have been segregated and classified separately as net cash flows from discontinued operations in the Statements of Consolidated Cash Flows.

     The net assets of discontinued operations were as follows:

     (Dollars in thousands)
                                                    June 30,     December 31,
                                                       2001            2000
                                                  ----------      -----------
     Current assets                               $   12,882      $    26,120
     Property, plant and equipment, net                   -            66,316
     Long-term receivables and other assets          169,599          184,348
                                                  ----------      -----------
          Total assets of discontinued operations    182,481          276,784
                                                  ----------      -----------

     Current liabilities                               9,978           94,334
     Long-term liabilities                            63,685           77,157
                                                  ----------      -----------
          Total liabilities of
            discontinued operations                   73,663          171,491
                                                  ----------      -----------
            Net assets of discontinued operations $  108,818      $   105,293
                                                  ==========      ===========

     The Priority Mail contract provided for the re-determination of prices paid to EWA, which gave rise to unbilled revenue. Unbilled revenue representing contract change orders or claims was included in revenue only when it was probable that the change order or claim would result in additional contract revenue and if the amount could be reliably estimated. Unbilled revenue represents the accrual of revenue sufficient only to recover costs and therefore does not include profit or interest on either unbilled revenue or profit. Any unbilled revenue that EWA does not recover would be written off and reflected in operating results for discontinued operations in the then current period. Any amount of litigation award in excess of unbilled revenue would be reflected as income from discontinued operations in the then current period. Accordingly, no operating profit was recognized in connection with the Priority Mail contract since the third quarter of 1999, when EWA filed a claim for proposed higher prices.

     As described above, no operating profit has been recognized in connection with the Priority Mail contract since the third quarter of 1999. Revenue of $10.2 million was recognized in the first quarter of 2001 for the period prior to the USPS assuming operating responsibility for services covered under the contract on January 7, 2001. Subsequent to January 7, 2001, no revenue was recognized under the Priority Mail contract. In the second quarter and first half of last year, revenue from the Priority Mail contract was $126.8 million and $262.0 million, respectively.

     As a result of the termination of the Priority Mail contract, a loss from discontinuance of $13.5 million was recognized in the third quarter of 2000, net of $8.6 million of income tax benefits. The loss from discontinuance included estimates for the write-down of non-reimbursable assets, legal and advisory fees, costs of providing transportation services for approximately three months following the effective termination date, certain employee-related costs and other non-reimbursable costs from discontinuance. The amount of accrued loss from discontinuance related to EWA's Priority Mail contract recognized at June 30, 2001 and December 31, 2000 was $1.1 million and $22.1 million, respectively, and was included in net current assets (liabilities) of discontinued operations in the Consolidated Balance Sheets.

     The amount of unbilled revenue and reimbursable contract termination costs related to EWA's Priority Mail contract recognized at June 30, 2001 and December 31, 2000 was $189.0 million and $176.2 million, respectively. Unbilled revenue and reimbursable termination costs at June 30, 2001 and December 31, 2000 were included in net non-current assets of discontinued operations in the Consolidated Balance Sheets. As described above, the Company is pursuing recovery of this amount plus profit and interest thereon. Long-term Receivables and Other Assets for the discontinued Priority Mail operations at June 30, 2001 has been reduced by certain payments received from the USPS in the first half of 2001.

     Unbilled revenue at June 30, 2001 and December 31, 2000 was reduced by a $102.1 million payment received from the USPS in the fourth quarter of 2000. The payment was based on rate adjustments resulting from a decision in August 2000 in the U.S. Court of Federal Claims under which the USPS increased its provisional rate paid to EWA for transportation and sortation of Priority Mail for 2000. The USPS also increased the provisional rate paid to EWA for 1999.

3.   New Accounting Standards

     As described in Note 10 of the Notes to Consolidated Financial Statements, we adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. The $3.0 million cumulative effect of adopting the new accounting standard decreased Other
Comprehensive Loss.

     In June 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations", effective July 1, 2001, and SFAS 142, "Goodwill and Other Intangible Assets", effective for CNF on January 1, 2002. SFAS 141 prohibits pooling-of-interests accounting for acquisitions. SFAS 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of adoption of SFAS 142.


4.   Debt

     In July 2001, the Company entered into a new five-year $350 million unsecured revolving credit facility that replaced an existing five-year facility. The new revolving facility is available for cash borrowings and issuance of letters of credit. Borrowings under the agreement, which terminates on July 3, 2006, bear interest at a rate based upon specified indices plus a margin dependent on the Company's credit rating. The agreement contains various restrictive covenants, including a limitation on the incurrence of additional indebtedness and the requirement for specified levels of consolidated net worth and fixed-charge coverage.

5.   Significant Unusual Items

     Emery Restructuring Charge

     On June 14, 2001, the Company announced an operational restructuring of Emery Worldwide's North American operations. The redesigned North American network is intended to restructure Emery's capacity to align with management's estimates of future business prospects for the domestic heavy airfreight segment. The air transportation provided by Emery Worldwide Airlines (EWA), a separate CNF subsidiary included in the Emery Worldwide reporting segment, is the primary cost component of the North American network.

     Emery's restructuring plan includes a redesign of the North American operations, revisions to service areas, and removing underutilized aircraft from service. These actions are designed to address changes in market conditions, which have deteriorated due to an adverse domestic economy, and to a lesser extent, loss of business to ground transportation providers and the recent loss of the Express Mail and Priority Mail contracts with the U.S. Postal Service.

     The $340.5 million restructuring charge consisted primarily of non-cash impairment charges, including $184.2 million for unamortized aircraft maintenance and $89.7 million for aircraft operating supplies, equipment and other assets. Asset impairment charges were based on an evaluation of cash flows for North American operations and, for certain assets, independent appraisal. Also included in the restructuring charge was $66.6 million for estimated future cash expenditures for aircraft lease rental, return and other obligations. As of June 30, 2001, no cash payments had been made to reduce the accrued aircraft lease obligations and return provision. The Company expects the timing of the payments will be based on the planned disposition dates of the aircraft.

     Menlo Write-Off Due to Failure of Customer

     On July 13, 2001, the Company announced that Menlo would take a write-off over two quarters due to the business failure of Homelife, a retail furniture business and customer of Menlo Logistics. The $31.6 million second-quarter charge in 2001, which was recorded in Operating Expenses, includes primarily the write-off of uncollectable accounts receivable. Menlo expects to recognize an additional loss of approximately $6 million in the third quarter of 2001, primarily for the write-off of uncollectable accounts receivable from revenue to be billed in the third quarter of 2001. Also, Menlo announced that it would lay-off approximately 400 full-time employees who worked on the Homelife account.

6.   Comprehensive Income (Loss)

     Comprehensive Income (Loss), which is a measure of all changes in equity except those resulting from investments by owners and distributions to owners, was as follows:
                                    Three Months Ended     Six Months Ended
   (Dollars in thousands)                June 30,               June 30,
                                     2001       2000        2001       2000
                                  ---------   ---------  ---------  ---------
   Net income (loss)              $(225,809)  $  45,764  $(210,252) $  81,232
   Other comprehensive income (loss)
      Cumulative effect of change
        in accounting for derivative
        instruments and hedging
        activities (Note 10)             -           -       3,005         -
      Change in fair value of cash
        flow hedges (Note 10)           175          -      (2,621)        -
      Foreign currency translation
        adjustments                  (3,096)     (3,297)    (4,570)    (7,917)
                                  ---------   ---------  ---------  ---------
                                     (2,921)     (3,297)    (4,186)    (7,917)
                                  ---------   ---------  ---------  ---------
       Comprehensive income (loss)$(228,730)  $  42,467  $(214,438) $  73,315
                                  =========   =========  =========  =========

   The following is a summary of the components of Accumulated Other Comprehensive Loss:

                                                    June 30, December 31,
   (Dollars in thousands)                             2001        2000
                                                 -----------  -----------
   Cumulative effect of change in accounting
      for derivative instruments and hedging
      activities (Note 10)                       $    3,005   $       -
   Accumulated change in fair value of cash
      flow hedges (Note 10)                          (2,621)          -
   Accumulated foreign currency translation
      adjustments                                   (31,948)     (27,378)
   Minimum pension liability adjustment              (8,441)      (8,441)
                                                 -----------  -----------
      Accumulated other comprehensive loss       $  (40,005)  $  (35,819)
                                                 ===========  ===========

7.   Business Segments

     Selected financial information about the Company's continuing operations is shown below. The Company evaluates performance of the segments based on several factors. However, the primary measurement focus is based on segment operating results, excluding significant non-recurring and/or unusual items. The prior period has been reclassified to exclude discontinued operations.

                               Three Months Ended         Six Months Ended
   (Dollars in thousands)           June 30,                  June 30,
                                2001        2000          2001        2000
                             ----------  ----------   ----------   ----------
   Revenues
     Con-Way Transportation  $  489,386  $  528,672   $  958,587   $1,037,424
     Emery Worldwide            530,205     637,138    1,113,495    1,241,122
     Menlo Logistics            237,574     241,600      462,938      455,176
     Other                        7,718      10,275       16,920       25,527
                             ----------  ----------   ----------   ----------
                              1,264,883   1,417,685    2,551,940    2,759,249
   Intercompany Eliminations
     Con-Way Transportation        (193)       (250)        (424)        (598)
     Emery Worldwide                (47)     (7,517)        (139)     (13,766)
     Menlo Logistics             (3,071)     (3,049)      (5,840)      (6,722)
     Other                       (4,964)     (5,723)     (10,464)     (15,123)
                             ----------  ----------   ----------   ----------
                                 (8,275)    (16,539)     (16,867)     (36,209)
   External Revenues
     Con-Way Transportation     489,193     528,422      958,163    1,036,826
     Emery Worldwide            530,158     629,621    1,113,356    1,227,356
     Menlo Logistics            234,503     238,551      457,098      448,454
     Other                        2,754       4,552        6,456       10,404
                             ----------  ----------   ----------   ----------
                             $1,256,608  $1,401,146   $2,535,073   $2,723,040
                             ==========  ==========   ==========   ==========
   Operating Income (Loss)
     before Significant
     Unusual Items
      Con-Way Transporation$     42,431  $   65,452   $   79,166   $  122,148
      Emery Worldwide [1]       (29,911)     12,861      (36,458)      19,685
      Menlo Logistics             9,352       8,473       17,523       16,111
      Other [2]                  (1,723)        345       (6,354)         656
                             ----------  ----------   ----------   ----------
                             $   20,149  $   87,131   $   53,877   $  158,600
                             ----------  ----------   ----------   ----------
     Significant Unusual Items:
      Emery restructuring
       charge                $ (340,531) $       -    $ (340,531)  $       -
      Menlo loss on failure
       of customer              (31,605)         -       (31,605)          -
                             ----------  ----------   ----------   ----------
     Operating Income (Loss) $ (351,987) $   87,131   $ (318,259)  $  158,600
                             ==========  ==========   ==========   ==========

[1] For the three and six months ended June 30, 2001, results included a $4.7 million loss from a legal settlement on previously returned aircraft.

[2] For the three and six months ended June 30, 2001, results included $1.7 million and $6.3 million, respectively, of operating losses related to startup costs for Vector SCM, a joint venture formed with General Motors in December 2000 that is accounted for under the equity method.

8.   Earnings Per Share

     Basic earnings per share was computed by dividing net income (loss) from continuing operations before accounting change by the weighted-average common shares outstanding. The calculation for diluted earnings per share from continuing operations was calculated as shown below. For the three and six months ended June 30, 2001, convertible securities and stock options were anti-dilutive and were therefore excluded from the calculation of diluted earnings per share.

                                    Three Months Ended      Six Months Ended
(Dollars in thousands except             June 30,               June 30,
 per share data)                     2001        2000       2001       2000
                                 ----------  ----------  ---------- ----------
Earnings (Loss):
  Net income (loss) from
     Continuing Operations       $ (227,888) $   43,692  $ (214,371)$   79,870
  Add-backs:
     Dividends on Series B
       preferred stock, net
       of replacement funding            -          377          -         706
     Dividends on preferred
       securities of subsidiary
       trust, net of tax                 -          954          -       1,908
                                 ----------  ----------  ---------- ----------
                                 $ (227,888) $   45,023  $ (214,371)$   82,484
                                 ----------  ----------  ---------- ----------
Shares:
  Basic shares (weighted-average
     common shares outstanding)  48,760,668  48,463,040  48,704,866 48,440,350
  Stock option dilution                  -      320,860          -     358,774
  Series B preferred stock               -    4,452,984          -   4,452,984
  Preferred securities of
     subsidiary trust                    -    3,125,000          -   3,125,000
                                 ----------  ----------  ---------- ----------
                                 48,760,668  56,361,884  48,704,866 56,377,108
                                 ----------  ----------  ---------- ----------
     Diluted Earnings (Loss) Per
       Share from Continuing
       Operations before
       Accounting Change         $    (4.67) $     0.80  $    (4.40)$     1.46
                                 ==========  ==========  ========== ==========


9.   Preferred Securities of Subsidiary Trust

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

     Holders of the TECONS are entitled to receive cumulative cash distributions at an annual rate of $2.50 per TECONS (equivalent to a rate of 5% per annum of the stated liquidation amount of $50 per TECONS). The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TECONS, to the extent the Trust has funds available therefore and subject to certain other limitations (the Guarantee). The Guarantee, when taken together with the obligations of the Company under the Debentures, the Indenture pursuant to which the Debentures were issued, and the Amended and Restated Declaration of Trust of the Trust including its obligations to pay costs, fees, expenses, debts and other obligations of the Trust (other than with respect to the TECONS and the common securities of the Trust), provide a full and unconditional guarantee of amounts due on the TECONS.

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

10.  Derivative Instruments and Hedging Activities

     Effective January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, as defined, be recorded on the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement or be deferred in Other Comprehensive Income (Loss) until the hedged item is recognized in earnings.

     The Company is exposed to a variety of market risks, including the effects of interest rates, commodity prices, foreign currency exchange rates and credit risk. The Company's policy is to enter into derivative financial instruments only in circumstances that warrant the hedge of an underlying asset, liability or future cash flow against exposure to the related risk. Additionally, the designated hedges should have high correlation to the underlying exposure such that fluctuations in the value of the derivatives offset reciprocal changes in the underlying exposure. The Company's policy prohibits entering into derivative instruments for speculative purposes.

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

     In the second quarter and first half of 2001, the change in the estimated fair value of the Company's fair value hedges declined $4.9 million and $0.5 million, respectively. The estimated fair value of cash flow hedges in the second quarter of 2001 increased $287,000 ($175,000 after tax) and declined $4.3 million ($2.6 million after tax) in the first half of 2001.

11.  Commitments and Contingencies

     The Company is currently under examination by the Internal Revenue Service (IRS) for tax years 1987 through 1999 on various issues. In connection with those examinations, the IRS proposed adjustments for tax years 1987 through 1990 after which the Company filed a protest and engaged in discussions with the Appeals Office of the IRS. After those discussions failed to produce a settlement, in March 2000, the IRS issued a Notice of Deficiency (the Notice) for the years 1987 through 1990 with respect to various issues, including aircraft maintenance and matters related to years prior to the spin-off of Consolidated Freightways Corporation (CFC), the Company's former long-haul LTL segment, on December 2, 1996. Based upon the Notice, the total amount of the deficiency for items in years 1987 through 1990, including taxes and interest, was $157 million as of June 30, 2001. The amount originally due under the Notice was reduced in the third quarter of 2000 by a portion of the Company's $93.4 million payment to the IRS, which is described below.

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

     In March 2001, the Company entered into an agreement to acquire real property owned by CFC in settlement of CFC's $20.0 million note due in 2004. The agreement requires a three-way exchange among the Company, CFC and a third party. In March 2001, the Company acquired real property, which was previously owned by CFC, from a third party in exchange for a note payable. Under the agreement, the Company will pay in full the note payable due to the third party while concurrently receiving an approximately equal amount of cash from CFC in settlement of the Company's $20.0 million note receivable due from CFC. If CFC's third party exchange transaction does not close by late September 2001, the Company has the right to tender the $20.0 million CFC note in exchange for the Company's note payable. At June 30, 2001, the third-party note payable and the CFC note receivable were included in Accrued Liabilities and Other Accounts Receivable, respectively, in the Consolidated Balance Sheets.

     In connection with the spin-off of CFC, the Company agreed to indemnify certain states, insurance companies and sureties against the failure of CFC to pay certain worker's compensation, tax and public liability claims that were pending as of September 30, 1996. In some cases, these indemnities are supported by letters of credit under which the Company is liable to the issuing bank and by bonds issued by surety companies. In order to secure CFC's obligation to reimburse and indemnify the Company against liability with respect to these claims, CFC had provided the Company with certain letters of credit. However, the letters of credit have been terminated, and as of June 30, 2001, CFC's reimbursement obligations to the Company were unsecured.

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

                       PART I. FINANCIAL INFORMATION
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Unusual Items

     On June 14, 2001, we announced an operational restructuring of Emery Worldwide's North American operations. The redesigned North American network is intended to restructure Emery's capacity to align with management's estimates of future business prospects for the domestic heavy airfreight segment. The air transportation provided by Emery Worldwide Airlines (EWA), a separate CNF subsidiary included in the Emery Worldwide reporting segment, is the primary cost component of the North American network. The $340.5 million restructuring charge ($4.26 per diluted share) is described below in the Emery Worldwide segment.

     In addition to the restructuring charge, Emery in June 2001 also incurred a $4.7 million loss ($0.06 per diluted share) from a legal settlement on previously returned aircraft.

     On July 13, 2001, we announced that Menlo Logistics would take a write-off over two quarters due to the business failure of Homelife, a retail furniture business and customer of Menlo. The $31.6 million second-quarter charge in 2001 ($0.40 per diluted share), primarily the write-off of uncollectable accounts receivable, is described below in the Menlo
Logistics segment.


RESULTS OF OPERATIONS
=====================

     Net losses applicable to common shareholders of $227.9 million ($4.67 per diluted share) in the second quarter of 2001 and $214.4 million ($4.40 per diluted share) in the first half of 2001 include the unusual items described above. The significant charges contributed to an effective tax benefit rate of 37.0% for the first half of 2001. Excluding unusual items, net income applicable to common shareholders for the second quarter and first half of 2001 was $8.2 million and $21.7 million, respectively, based on an effective tax rate of 40.0%. In the second quarter of last year, net income applicable to common shareholders was $43.7 million ($0.80 per diluted share). Last year's first-half net income applicable to common shareholders of $77.1 million ($1.41 per diluted share) included a $2.6 million net gain ($0.03 per diluted share) from the sale of securities and a $2.7 million net-of-tax loss from the cumulative effect of an accounting change.

     Excluding unusual items, the decline in net income applicable to common shareholders in the second quarter and first half of 2001, compared to the same periods last year, was due primarily to lower operating income and higher other net expenses.

     Revenue in the second quarter and first half of 2001 fell 10.3% and 6.9% from the respective periods last year due primarily to declines in revenue from Con-Way and Emery. We believe that revenue from all reporting segments in the second quarter and first half of 2001 was adversely affected by the continuing downturn in the U.S. economy.

     The operating loss in the second quarter and first half of 2001 was $352.0 million and $318.3 million, respectively. Excluding unusual items, operating income in the second quarter of 2001 declined to $24.8 million from $87.1 million in the same quarter last year and operating income in the first half of 2001 declined to $58.6 million from $158.6 million in last year's first half. The drop in second-quarter and first-half operating income in 2001 was due primarily to lower operating income from all reporting segments except Menlo. Excluding the loss on the failure of Homelife, Menlo's 2001 second-quarter and first-half operating income rose 10.4% and 8.8%, respectively, over the same periods in 2000.

     Other net expense in the second quarter of 2001 increased 1.8% from last year's second quarter due primarily to a decline in miscellaneous income, partially offset by an 8.2% decline in interest expense. Lower interest expense in the 2001 second quarter was due in part to lower interest expense on long-term debt, which was effectively converted from a fixed rate to a floating rate with interest rate swaps entered into in April 2000. Other net expense in the first half of 2001 rose 23.2% due primarily to a 5.2% increase in interest expense and a $2.6 million net gain from the sale of securities in the first quarter of last year. The increase in interest expense in the first half of 2001 was due primarily to higher interest expense on $200 million of 8 7/8% Notes issued in March 2000, partially offset by an increase in income from the interest rate swaps that hedge the 8 7/8% Notes and higher capitalized interest compared to the first half of last year.

     The effective tax benefit rate in the second quarter and first half of 2001 of 37.2% and 37.0%, respectively, was revised from the effective tax rate in 2001 of 42.5% in the second quarter and first half of 2000 due primarily to the significant unusual charges recognized in June 2001.

Con-Way Transportation Services

     Revenue from Con-Way Transportation Services in the second quarter and first half of 2001 fell 7.4% and 7.6% from the respective periods last year. The regional carriers' revenue per hundredweight (yield) in the second quarter and first half of 2001 increased slightly, rising 0.6% and 1.7%, respectively, over last year's second quarter and first half. LTL tonnage per day (weight) for the same periods fell 3.3% and 3.4%, respectively, and total weight fell 3.9% for the same second-quarter and first-half periods last year. Con-Way's management believes that tonnage declines in the second quarter and first half of 2001 were primarily due to the continuing downturn in the U.S. economy. Also, Con-Way Truckload Services, which was sold in August 2000, accounted for revenue of $26.0 million and $50.0 million in last year's second quarter and first six months, respectively. Yield in the second quarter and first half of 2001 was positively affected by a higher percentage of inter-regional joint services, which typically command higher rates on longer lengths of haul, and, to a lesser extent, fuel surcharges.

     Con-Way's second-quarter and first-half operating income in 2001 declined 35.2% from the same periods in 2000 due primarily to lower revenue, higher employee benefit expenses and an increase in costs for vehicular claims. Higher diesel fuel costs in the second quarter and first half of 2001 were mitigated by Con-Way's fuel surcharge. The second quarter and first half of 2001 were adversely affected by higher losses from Con-Way Logistics (formerly Con-Way Integrated Services) compared to the same periods last year and operating losses incurred during the start-up of Con-Way Air Express, a domestic air freight forwarding company that began operations in May 2001.

Emery Worldwide

     In June 2001, we announced an operational restructuring of Emery Worldwide's North American operations. The redesigned North American network is intended to restructure Emery's capacity to align with management's estimates of future business prospects for the domestic heavy airfreight segment. The air transportation provided by Emery Worldwide Airlines (EWA), a separate CNF subsidiary included in the Emery Worldwide reporting segment, is the primary cost component of the North American network.

     Emery's restructuring plan includes a redesign of the North American operations, revisions to service areas, and the parking of underutilized aircraft. These actions are designed to address changes in market conditions, which have deteriorated due to an adverse domestic economy, and to a lesser extent, loss of business to ground transportation providers and the recent loss of the Express Mail and Priority Mail contracts with the U.S. Postal Service.

     The $340.5 million restructuring charge consisted primarily of non-cash impairment charges, including $184.2 million for unamortized aircraft maintenance and $89.7 million for aircraft operating supplies, equipment and other assets. Asset impairment charges were based on an evaluation of cash flows for North American operations and, for certain assets, independent appraisal. Also included in the restructuring charge was $66.6 million for estimated future cash expenditures for aircraft lease rental, return and other obligations. As of June 30, 2001, no cash payments had been made to reduce the accrued aircraft lease obligations and return provision. The Company expects the timing of the payments will be based on the planned disposition dates of the aircraft.

     Emery's management intends to continue to pursue aggressive growth in its "asset-light" businesses, such as international air and ocean forwarding, customs brokerage, logistics management and expedited delivery services.

     In its North American airfreight business, Emery's management intends to continue positioning Emery as a premium service provider, focusing on achieving higher yield with a reduced cost structure. With its redesigned North American network, Emery's management intends to focus on increasing revenue from second-day and deferred services.

     Internationally, Emery's management will focus on expanding its variable-cost-based operations and actively renegotiating airhaul rates in an effort to improve operating margins, mitigate higher fuel prices, and balance directional capacity.

     In the second quarter and first half of 2001, Emery's revenue declined 15.8% and 9.3%, respectively, from the same periods last year due primarily to lower North American and International airfreight revenue and lower revenue from an Express Mail contract with the U.S. Postal Service.

     International airfreight revenue per day in the second quarter and first half of 2001, including fuel surcharges, fell 11.8% and 5.4%, respectively, from the same periods last year due primarily to a decline in pounds transported per day (weight), partially offset by higher revenue per pound (yield). Second-quarter and first-half International yield in 2001 increased 1.7% and 4.5%, respectively, from last year's second quarter and first half. International weight over the same period declined 13.3% and 8.8%, respectively. Emery's management believes that lower international weight in the second quarter and first half of 2001 was due in part to a worsening global economy, which adversely affected business levels in Latin America, Asia and other international markets served by Emery.

     North American second-quarter and first-half airfreight revenue per day, including fuel surcharges, declined 23.9% and 18.5%, respectively, from the same periods last year. Although North American airfreight yield in the second quarter and first half of 2001 increased 7.8% and 8.7%, respectively, over the second quarter and first half of 2000, weight per day over the same periods declined 29.4% and 24.5%, respectively. The 2001 second-quarter and first-half decline in North American weight was attributable in part to lower business levels from the manufacturing industry, particularly the automotive and technology sectors. Emery's management believes that the lower business levels in the first two quarters of 2001 were adversely affected by the continuing downturn in the U.S. economy and, to a lesser extent, loss of business to ground transportation providers and Emery's ongoing yield management, which is designed to eliminate or reprice certain low-margin business. Yields in the second quarter and first half of 2001 were positively affected by an increase in the percentage of higher-yielding guaranteed services and Emery's ongoing yield management efforts.

     Emery's operating loss in the second quarter and first half of 2001 was $370.4 million and $377.0 million, respectively. The second-quarter and first-half operating loss for Emery in 2001, excluding the restructuring charge and loss from a legal settlement on returned aircraft, was $25.2 million and $31.8 million, respectively. In the same periods last year, Emery earned operating income of $12.9 million and $19.7 million, respectively. The decline in operating results in the second quarter and first half of 2001 was primarily due to lower North American and International airfreight revenue, lower revenue from the Express Mail contract referred to below; an increase in North American airhaul costs as a percentage of revenue, and higher employee benefit costs. Higher jet fuel costs in the first two quarters of 2001 were mitigated by Emery's fuel surcharge.

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

     In the second quarter and first half of 2001, EWA recognized revenue of $41.9 million and $89.4 million, respectively, from the transportation of the Express Mail Contract, compared to $49.4 million and $99.8 million in the respective periods last year. Operating income from the Express Mail contract in the second quarter and first half of 2001 was just $64,000 and $3.6 million, respectively, compared to $5.5 million and $11.6 million, respectively, in the same periods last year. EWA believes it is entitled to its costs of early termination of the Express Mail Contract. The USPS's early termination of the Express Mail Contract will likely have a material adverse effect on our consolidated results of operations and financial condition.

Menlo Logistics

     In July 2001, we announced that Menlo would take a write-off over two quarters due to the business failure of Homelife, a retail furniture business and customer of Menlo. The $31.6 million second-quarter charge in 2001, which was recorded in Operating Expenses, includes primarily the write-off of uncollectable accounts receivable. Menlo expects to recognize an additional loss of approximately $6 million in the third quarter of 2001, primarily for the write-off of uncollectable accounts receivable from revenue to be billed in the third quarter of 2001. Also, Menlo announced that it would lay-off approximately 400 fulltime employees who worked on the Homelife account. In the second quarter and first half of 2001, Menlo recognized revenue from Homelife of $27.4 million and $45.4 million, respectively, compared to $3.7 million for both the second quarter and first half of last year. Excluding Menlo's significant charge, operating income earned by Menlo from the Homelife account in the second quarter and first half of 2001 was $0.6 million and $2.6 million, respectively, compared to $1.1 million earned from Homelife in both the second quarter and first half of last year.

     Menlo's second-quarter revenue in 2001 declined 1.7% from last year's second quarter and first-half revenue in 2001 increased 1.9% from the same period in 2000 due to growth in logistics contracts and consulting fees, including higher revenue from the Homelife account. Menlo's management believes that the continuing downturn in the U.S. economy had an adverse effect on business levels of some of its other customers but the resulting adverse effect on Menlo's revenue was partially mitigated by Menlo's ability to secure new logistics contracts.

     A portion of Menlo's revenue is attributable to logistics contracts for which Menlo manages the transportation of freight but subcontracts the actual transportation and delivery of products to third parties. Menlo refers to this as purchased transportation. Menlo's net revenue (revenue less purchased transportation) in the second quarter and first half of 2001 was $70.3 million and $137.7 million, respectively, compared to $65.1 million and $130.1 million in the respective periods last year.

     Menlo's operating loss in the second quarter and first half of 2001 was $22.3 million and $14.1 million. Excluding the loss on the failure of Homelife, Menlo's 2001 second-quarter and first-half operating income rose 10.4% and 8.8%, respectively, over the same periods in 2000 due primarily to increased revenue from core supply chain projects and consulting fees.

Other Operations

     In the second quarter and first half of 2001, the Other segment included the operating results of Road Systems and Vector SCM, a joint venture formed with General Motors in December 2000 to provide logistics services to General Motors. The operating results of Vector SCM are reported as an equity investment in the Other segment. Operating losses related to the start-up of Vector SCM in the second quarter and first half of 2001 were $1.7 million and $6.3 million, respectively.

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

     The amount of unbilled revenue and reimbursable contract termination costs related to EWA's Priority Mail contract recognized at June 30, 2001 and December 31, 2000 was $189.0 million and $176.2 million, respectively. Unbilled revenue represents the accrual of revenue sufficient only to recover costs and therefore does not include profit or interest on either unbilled revenue or profit. Any unbilled revenue that EWA does not recover would be written off and reflected in operating results for discontinued operations in the then current period. Any amount of litigation award in excess of unbilled revenue would be reflected as income from discontinued operations in the then current period. We believe our position with respect to claims for underpayment under the Priority Mail contract is reasonable and well founded; however, there can be no assurance that litigation will result in an award sufficient to recover unbilled revenue recognized under the contract or any award at all. The government is investigating matters relating to the Priority Mail contract, and EWA has received subpoenas for documents from a grand jury in Massachusetts and the USPS Inspector General. Accordingly, we can give no assurance that matters relating to the Priority Mail contract with the USPS will not have a material adverse effect on our financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES
===============================

Continuing Operations
---------------------

     In the first half of 2001, cash and cash equivalents increased $27.0 million to $131.5 million. Cash provided by operating activities in the 2001 first half was sufficient to fund investing and financing activities.

     Operating activities in the 2001 first half generated net cash of $172.2 million compared to $120.5 million of cash generated by operating activities in the same period last year. Cash from operations in the first half of 2001 was provided primarily by depreciation and amortization, which are adjustments to reconcile net income (loss) to net cash provided by operating activities, and the collection of receivables. Positive cash flow was also provided by net income before the significant non-cash charges described in "Results of Operations" and the related tax effect, which contributed to a significant decline in deferred taxes. Positive operating cash flows in the first half of 2001 were partially offset by a decline in accounts payable and accrued incentive compensation.

     Investing activities in the first half of 2001 consumed $121.2 million compared to $113.4 million used in the first half of last year. Capital expenditures of $113.1 million in the 2001 first half increased slightly from $111.2 million in last year's first half due primarily to a $22.3 million increase in Con-Way's capital expenditures, partially offset by a $17.0 million reduction at Emery. Higher capital expenditures from Con-Way were primarily due to $53.2 million of cash spent for the planned periodic replacement of linehaul equipment. In the first half of last year, Con-Way financed the acquisition of $50.7 million of equipment with operating leases.

     Financing activities in the first half of 2001 used cash of $20.5 million compared to first-half financing activities that provided $46.5 million last year. In the first half of last year, a portion of the net proceeds of $197.5 million from the issuance in March 2000 of $200 million of 8 7/8% Notes due 2010 were used to repay short-term and long-term borrowings outstanding under lines of credit.

     In July 2001, we entered into a new five-year $350 million unsecured revolving credit facility that replaced an existing five-year facility completed in 1996. The new revolving facility matures July 3, 2006 and is also available for the issuance of letters of credit. At June 30, 2001, no borrowings were outstanding under the existing $350 million facility and $62.5 million of letters of credit were outstanding, leaving available capacity of $287.5 million. Also, at June 30, 2001, we had $100.0 million of uncommitted lines with no outstanding borrowings. Under other unsecured facilities, $83.5 million in letters of credit and bank guarantees were outstanding at June 30, 2001.

     Our ratio of total debt to capital increased to 36.3% at June 30, 2001 from 31.4% at December 31, 2000 due primarily to the significant unusual charges described in "Results of Operations".

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

MARKET RISK
===========

     We are exposed to a variety of market risks, including the effects of interest rates, commodity prices, foreign currency exchange rates and credit risk. Our policy is to enter into derivative financial instruments only in circumstances that warrant the hedge of an underlying asset, liability or future cash flow against exposure to some form of commodity, interest rate or currency-related risk. Additionally, the designated hedges should have high correlation to the underlying exposure such that fluctuations in the value of the derivatives offset reciprocal changes in the underlying exposure. Our policy prohibits entering into derivative instruments for speculative purposes.

     We may be exposed to the effect of interest rate fluctuations in the fair value of our long-term debt and capital lease obligations, as summarized in Notes 4 and 5 of our consolidated financial statements included in our 2000 Annual Report to Shareholders. As described in Note 10 of the Notes to Consolidated Financial Statements, we use interest rate swaps to mitigate the impact of interest rate volatility on cash flows related to operating lease payments and on the fair value of our fixed-rate long-term debt. At June 30, 2001, we had not entered into any derivative contracts to hedge our foreign currency exchange exposure.

ACCOUNTING STANDARDS
====================

     As described in Note 10 of the Notes to Consolidated Financial Statements, we adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. The $3.0 million cumulative effect of adopting the new accounting standard decreased Other
Comprehensive Loss.

     In the second quarter and first half of 2001, the decline in the estimated fair value of our fair value hedges of $4.9 million and $0.5 million, respectively, resulted in reductions to Other Assets and Long-Term Debt. During the second quarter of 2001, the estimated fair value of cash flow hedges increased $287,000 ($175,000 net of tax). In the first half of 2001, the estimated fair value of cash flow hedges declined $4.3 million ($2.6 million net of tax). Changes in the estimated fair value of cash flow hedges were included in Other Assets and Other Comprehensive Income
(Loss).

     In June 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations", effective July 1, 2001, and SFAS 142, "Goodwill and Other Intangible Assets", effective for CNF on January 1, 2002. SFAS 141 prohibits pooling-of-interests accounting for acquisitions. SFAS 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of adoption of SFAS 142.

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

     The Department of Transportation, through its Office of Inspector General, and the Federal Aviation Administration has been conducting an investigation relating to the handling of so-called hazardous materials by Emery. The Department of Justice has joined in the investigation and is seeking to obtain additional information through the grand jury process. The investigation is ongoing and Emery is cooperating fully. The Company is unable to predict the outcome of this investigation.

     EWA has received subpoenas issued by a grand jury in Massachusetts and the USPS Inspector General for documents relating to the Priority Mail contract. EWA has provided, or is in the process of providing, the documents.

     On February 16, 2000, a DC-8 cargo aircraft operated by EWA personnel crashed shortly after take-off from Mather Field, near Sacramento, California. The crew of three was killed. The cause of the crash has not been conclusively determined. The National Transportation Safety Board is conducting an investigation and has scheduled a public hearing for August 22 and 23, 2001. The Company is currently unable to predict the outcome of this investigation or the effect it may have on Emery or the Company.

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

     Emery and the Company had been named as defendants in a lawsuit arising from a dispute with an aircraft lessor regarding the return of six McDonnell Douglas DC-8 aircraft following lease termination. Plaintiff was seeking damages in the amount of approximately $16 million, in addition to holdover rent and interest. This suit was dismissed after Emery agreed to pay certain holdover rent and make certain repairs to the aircraft before returning them to the lessor.

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


ITEM 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             99(a) Computation of Ratios of Earnings (Loss) to Fixed Charges -- the ratios of earnings to fixed charges were -6.3x and 3.9x for the six months ended
                      June 30, 2001 and 2000, respectively.

               (b) Computation of Ratios of Earnings (Loss) to Combined Fixed Charges and Preferred Stock Dividends -- the ratios of earnings to combined fixed charges and preferred stock dividends were -5.9x and 3.7x for the six months ended June 30, 2001 and 2000, respectively.

        (b)Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended June 30, 2001.


                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company (Registrant) has duly caused this Form 10-Q Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CNF Inc.
                           (Registrant)

August 9, 2001             /s/Greg Quesnel
                           Greg Quesnel
                           President, Chief Executive Officer
                                and Chief Financial Officer