Form 10-Q
period 2001-09-30
CNF INC
filed 2001-11-13
CIK 23675

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2001

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



            Number of shares of Common Stock, $.625 par value,
              outstanding as of October 31, 2001: 48,844,527

                                  CNF INC.
                                 FORM 10-Q
                      Quarter Ended September 30, 2001

___________________________________________________________________________

___________________________________________________________________________


                                   INDEX



PART I.   FINANCIAL INFORMATION                                    Page

  Item 1. Financial Statements

          Consolidated Balance Sheets -
            September 30, 2001 and December 31, 2000                  3

          Statements of Consolidated Operations -
            Three and nine months Ended September 30,
            2001 and 2000                                             5

          Statements of Consolidated Cash Flows -
            Nine months Ended September 30, 2001 and 2000             6

          Notes to Consolidated Financial Statements                  7

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      23


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                          37

  Item 6. Exhibits and Reports on Form 8-K                           38


SIGNATURES                                                           38

                       ITEM 1. FINANCIAL STATEMENTS

                                 CNF INC.
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                               September 30,   December 31,
                                                    2001           2000

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                     $  395,008     $  104,515
  Trade accounts receivable, net                   731,273        881,268
  Other accounts receivable                         54,926         59,478
  Operating supplies, at lower of average
     cost or market                                 22,590         42,271
  Prepaid expenses                                  49,027         47,301
  Deferred income taxes                            108,548        105,502
       Total Current Assets                      1,361,372      1,240,335

PROPERTY, PLANT AND EQUIPMENT, AT COST
  Land                                             148,260        130,101
  Buildings and leasehold improvements             733,646        692,312
  Revenue equipment                                705,368        797,444
  Other equipment                                  447,940        420,788
                                                 2,035,214      2,040,645
  Accumulated depreciation and amortization       (939,128)      (934,123)
                                                 1,096,086      1,106,522

OTHER ASSETS
  Deferred charges and other assets (Note 10)      170,720        137,393
  Capitalized software, net                         85,773         89,829
  Unamortized aircraft maintenance                  41,076        242,468
  Goodwill, net                                    247,302        254,887
  Net non-current assets of discontinued
     operations (Note 2)                                -         173,507
                                                   544,871        898,084
TOTAL ASSETS                                    $3,002,329     $3,244,941











     The accompanying notes are an integral part of these statements.

                                 CNF INC.
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                                 September 30,  December 31,
                                                     2001          2000
LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
  Accounts payable                                $  360,037     $  418,157
  Accrued liabilities                                300,021        317,650
  Accrued claims costs                               130,910        145,558
  Current maturities of long-term debt and
     capital leases                                    8,753          7,553
  Income taxes payable                                65,517          1,777
  Net current liabilities of discontinued
     operations (Note 2)                              12,265         68,214
     Total Current Liabilities                       877,503        958,909

 LONG-TERM LIABILITIES
  Long-term debt and guarantees (Notes 4 and 10)     447,823        424,116
  Long-term obligations under capital leases         110,441        110,533
  Accrued claims costs                               119,156         82,502
  Employee benefits                                  266,778        252,482
  Other liabilities and deferred credits             108,674         51,163
  Aircraft lease return provision                     76,998         33,851
  Deferred income taxes                                6,444        144,463
     Total Liabilities                             2,013,817      2,058,019

 COMMITMENTS AND CONTINGENCIES (Note 11)

 COMPANY-OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES OF SUBSIDIARY TRUST
  HOLDING SOLELY CONVERTIBLE DEBENTURES OF
  THE COMPANY (Note 9)                               125,000        125,000

 SHAREHOLDERS' EQUITY
  Preferred stock, no par value; authorized
   5,000,000 shares:
     Series B, 8.5% cumulative, convertible,
       $.01 stated value; designated 1,100,000
       shares; issued 812,259 and 824,902
       shares, respectively                                8              8
  Additional paid-in capital, preferred stock        123,536        125,459
  Deferred compensation, Thrift and Stock Plan       (75,127)       (80,602)
     Total Preferred Shareholders' Equity             48,417         44,865

  Common stock, $.625 par value; authorized
     100,000,000 shares; issued 55,544,049
     and 55,426,605 shares, respectively              34,715         34,642
  Additional paid-in capital, common stock           333,605        331,282
  Retained earnings                                  654,904        855,314
  Deferred compensation, restricted stock             (1,019)        (1,423)
  Cost of repurchased common stock
     (6,707,799 and 6,770,628 shares,
     respectively)                                  (165,389)      (166,939)
                                                     856,816      1,052,876
     Accumulated Other Comprehensive Loss (Note 6)   (41,721)       (35,819)
     Total Common Shareholders' Equity               815,095      1,017,057
     Total Shareholders' Equity                      863,512      1,061,922
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $3,002,329     $3,244,941



     The accompanying notes are an integral part of these statements.


                                 CNF INC.
                    STATEMENTS OF CONSOLIDATED OPERATIONS
               (Dollars in thousands except per share amounts)

                                                       Three Months Ended               Nine Months Ended
                                                          September 30,                    September 30,
                                                      2001             2000            2001            2000
REVENUES                                           $1,184,959       $1,409,613      $3,720,032      $4,132,653

Costs and Expenses
  Operating expenses (Note 5)                       1,029,824        1,186,451       3,199,573       3,422,041
  General and administrative                          121,008          127,105         376,123         375,385
  Depreciation                                         39,497           41,117         127,434         121,687
  Restructuring and related charges (Note 5)               -                -          340,531              -
                                                    1,190,329        1,354,673       4,043,661       3,919,113

OPERATING INCOME (LOSS)                                (5,370)          54,940        (323,629)        213,540

Other Income (Expense)
  Investment income                                       470              327           1,840           1,191
  Interest expense                                     (6,608)          (8,536)        (21,635)        (22,817)
  Dividend requirement on
    preferred securities of
    subsidiary trust (Note 9)                          (1,563)          (1,563)         (4,689)         (4,689)
  Miscellaneous, net                                     (143)           1,664           1,166           5,652
                                                       (7,844)          (8,108)        (23,318)        (20,663)

Income (Loss) from Continuing Operations
  before Taxes                                        (13,214)          46,832        (346,947)        192,877
Income Tax Benefit (Provision)                          4,889          (19,435)        128,370         (81,504)

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE ACCOUNTING CHANGE                             (8,325)          27,397        (218,577)        111,373

Gain (Loss) from Discontinuance, net of
  tax (Note 2)                                         38,975          (13,508)         38,975         (13,508)
Cumulative Effect of Accounting
  Change, net of tax (Note 1)                              -                -               -           (2,744)
Net Income (Loss)                                      30,650           13,889        (179,602)         95,121
  Preferred Stock Dividends                             2,052            2,047           6,171           6,153

NET INCOME (LOSS) APPLICABLE TO
  COMMON SHAREHOLDERS                              $   28,598       $   11,842      $ (185,773)     $   88,968

Weighted-Average Common Shares Outstanding
    Basic shares                                   48,778,789       48,511,156      48,728,252      48,464,021
    Diluted shares                                 48,778,789       56,349,127      48,728,252      56,379,755

Earnings (Loss) per Common Share (Note 8)
  Basic
    Net Income (Loss) from Continuing Operations   $    (0.21)      $     0.52      $    (4.61)     $     2.17
    Gain (Loss) from Discontinuance, net of tax          0.80            (0.28)           0.80           (0.28)
    Accounting Change, net of tax                          -                -               -            (0.06)
    Net Income (Loss) Applicable to Common
      Shareholders                                 $     0.59       $     0.24      $    (3.81)     $     1.83
  Diluted
    Net Income (Loss) from Continuing Operations   $    (0.21)      $     0.47      $    (4.61)     $     1.94
    Gain (Loss) from Discontinuance, net of tax          0.80            (0.24)           0.80           (0.24)
    Accounting Change, net of tax                          -                -               -            (0.05)
    Net Income (Loss) Applicable to Common
      Shareholders                                 $     0.59       $     0.23      $    (3.81)     $     1.65

     The accompanying notes are an integral part of these statements.



                                 CNF INC.
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                          (Dollars in thousands)

                                                        Nine Months Ended
                                                           September 30,
                                                         2001         2000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       $ 104,515    $ 146,263

OPERATING ACTIVITIES
  Net income (loss)                                   (179,602)      95,121
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Loss (Gain) from discontinuance, net of tax     (38,975)      13,508
       Cumulative effect of accounting change,
         net of tax                                         -         2,744
       Restructuring and related charges (Note 5)      340,531           -
       Depreciation and amortization                   149,819      139,002
       Decrease in deferred income taxes              (139,898)      (2,157)
       Amortization of deferred compensation             5,523        5,785
       Provision for uncollectible accounts (Note 5)    44,483       11,422
       Loss (gain) from sales of property                2,150         (771)
       Gain from sale of securities                         -        (2,619)
       Loss from sale of assets of truckload operation      -         5,459
     Changes in assets and liabilities:
       Receivables                                     100,021     (114,434)
       Prepaid expenses                                 (1,726)      (8,411)
       Unamortized aircraft maintenance                  8,143      (44,320)
       Accounts payable                                (58,019)      15,747
       Accrued liabilities                              (9,831)     (31,684)
       Accrued incentive compensation                  (19,090)      16,116
       Accrued claims costs                             30,817       14,959
       Income taxes                                    (15,771)     (11,978)
       Employee benefits                                14,296       22,946
       Aircraft lease return provision                 (14,457)      17,594
       Deferred charges and credits                     64,206       17,980
       Other                                           (13,060)      (1,743)
     Net Cash Provided by Operating Activities         269,560      160,266

INVESTING ACTIVITIES
  Capital expenditures                                (166,743)    (166,930)
  Software expenditures                                (14,268)     (14,326)
  Proceeds from sale of securities                          -         2,619
  Proceeds from sales of property                        5,291       10,201
  Proceeds from sale of assets of truckload
    operation                                               -         7,263
     Net Cash Used in Investing Activities            (175,720)    (161,173)

FINANCING ACTIVITIES
  Net proceeds from issuance of long-term debt              -       197,452
  Repayment of long-term debt, guarantees and
     capital leases                                     (7,592)     (96,482)
  Repayment of short-term borrowings, net                   -       (35,000)
  Proceeds from exercise of stock options                2,358          950
  Payments of common dividends                         (14,637)     (14,559)
  Payments of preferred dividends                      (10,709)     (10,903)
     Net Cash Provided by (Used in) Financing
       Activities                                      (30,580)      41,458
     Net Cash Provided by Continuing Operations         63,260       40,551
     Net Cash Provided by (Used in) Discontinued
       Operations                                      227,233     (106,919)
     Increase (Decrease) in Cash and Cash Equivalents  290,493      (66,368)

CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 395,008    $  79,895


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


2.   Discontinued Operations

     On November 3, 2000, Emery Worldwide Airlines (EWA) and the U.S. Postal Service (USPS) announced an agreement (the "Termination Agreement") to terminate their contract for the transportation and sortation of Priority Mail (the "Priority Mail contract"). The Priority Mail contract was originally scheduled to terminate in the first quarter of 2002, subject to renewal options. Under the terms of the Termination Agreement, the USPS on January 7, 2001, assumed operating responsibility for services covered under the Priority Mail contract, except certain air transportation and related services, which were terminated effective April 23, 2001.

     The USPS agreed to reimburse EWA for Priority Mail contract termination costs, including costs of contract-related equipment, inventory, and operating lease commitments, up to $125 million (the "Termination Liability Cap"). On January 7, 2001, the USPS paid EWA $60 million toward the termination costs. The Termination Agreement provides for this provisional payment to be adjusted if actual termination costs are greater or less than $60 million, in which case either the USPS will be required to make an additional payment with interest or EWA will be required to return a portion of the provisional payment with interest. The Termination Agreement preserved EWA's right to pursue other contractual claims, which were ultimately settled in September 2001 as described below.

     On September 26, 2001, EWA entered into an agreement with the USPS to settle all non-termination claims under the Priority Mail contract with the USPS (the "Settlement Agreement"). Under the Settlement Agreement, EWA received a $235 million payment from the USPS on September 28, 2001 to settle all claims under the Priority Mail contract, other than termination claims. These claims were to recover costs of operating under the contract as well as profit and interest thereon. The Priority Mail Termination Agreement described above is unaffected by the Settlement Agreement.

     Under the Settlement Agreement, on September 28, 2001, EWA also received a $70 million provisional payment from the USPS for termination costs and other claims related to the termination of EWA's Express Mail contract, which was terminated by the USPS "for convenience" effective August 26, 2001. The Settlement Agreement provides for the provisional payment to be adjusted if the actual termination costs and other agreed upon claims related to the termination of the Express Mail contract are greater or less than $70 million, in which case either the USPS will be required to make an additional payment with interest or EWA will be required to return a portion of the provisional payment with interest. As of September 30, 2001, the $70 million payment was included in Deferred Credits in the Consolidated Balance Sheet until it is used to retire the remaining assets related to the Express Mail contract. The Settlement Agreement provides that the total amount payable by the USPS for termination costs and other claims relating to the termination of the Express Mail contract may not exceed $150 million.

     Results of the Express Mail contract are included in the Emery Worldwide reporting segment and are therefore not reported as Discontinued Operations.

     Operating Results and Gain (Loss) from Discontinuance
     -----------------------------------------------------
     As a result of the Priority Mail contract termination, the results of operations under that contract have been segregated and classified as discontinued operations in the Statements of Consolidated Operations for all periods presented. Assets and liabilities have been reclassified in the Consolidated Balance Sheets from their historical classifications to separately reflect them as net assets (liabilities) of discontinued operations. Cash flows related to discontinued operations have been segregated and classified separately as net cash flows from discontinued operations in the Statements of Consolidated Cash Flows.

     The net assets (liabilities) of discontinued operations were as follows:

     (Dollars in thousands)
                                              September 30,     December 31,
                                                   2001            2000
                                                ----------      -----------
     Current assets                             $       -       $    26,120
     Property, plant and equipment, net                 -            66,316
     Long-term receivables and other assets             -           184,348
                                                ----------      -----------
          Total assets of discontinued
            operations                                  -           276,784
                                                ----------      -----------

     Current liabilities                            12,265           94,334
     Long-term liabilities                              -            77,157
                                                ----------      -----------
          Total liabilities of
            discontinued operations                 12,265          171,491
                                                ----------      -----------
            Net assets (liabilities) of
              discontinued operations           $  (12,265)     $   105,293
                                                ==========      ===========

     The Priority Mail contract provided for an annual re-determination of prices paid to EWA. Because of disputes between the USPS and EWA, these prices never were re-determined and, as a result, EWA did not receive any additional payments to which it would have been entitled upon a favorable re-determination. Unbilled revenue represented the accrual of revenue sufficient only to recover costs and therefore did not include profit or interest. No operating profit was recognized in connection with the Priority Mail contract since the third quarter of 1999, when EWA filed a claim for re-determined higher prices.

     In the first quarter of 2001, revenue of $10.2 million was recognized for the period prior to the USPS assuming operating responsibility for services covered under the contract on January 7, 2001. Subsequent to January 7, 2001, no revenue was recognized under the Priority Mail contract. In the third quarter and first nine months of last year, revenue from the Priority Mail contract was $124.3 million and $386.4 million, respectively.

     As a result of the termination of the Priority Mail contract, a loss from discontinuance of $13.5 million was recognized in the third quarter of 2000, net of $8.6 million of income tax benefits. The loss from discontinuance included estimates for the write-down of non-reimbursable assets, legal and advisory fees, costs of providing transportation services for approximately three months following the effective termination date, certain employee-related costs and other non-reimbursable costs from discontinuance. The amount of accrued loss from discontinuance related to EWA's Priority Mail contract recognized at September 30, 2001 and December 31, 2000 was $3.1 million and $22.1 million, respectively, and was included in net current assets (liabilities) of discontinued operations in the Consolidated Balance Sheets. The accrued loss from discontinuance was increased in the third quarter of 2001 by $2.9 million for revised estimates of terminations costs related to insurance and legal fees. The accrued loss at September 30, 2001 was reduced by third-quarter payments of $0.7 million.

     As a result of the Settlement Agreement, a gain from discontinuance of $39.0 million, net of $24.9 million of income taxes, was recognized in the third quarter of 2001.

3.   New Accounting Standards

     As described in Note 10 to the Financial Statements, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. The $3.0 million cumulative effect of adopting the new accounting standard decreased Other Comprehensive Loss.

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations", effective July 1, 2001, and SFAS 142, "Goodwill and Other Intangible Assets", effective for CNF on January 1, 2002. SFAS 141 prohibits pooling-of-interests accounting for acquisitions. SFAS 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of adoption of SFAS 142.

     In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations", which will be effective for CNF on January 1, 2003. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is in the process of evaluating the financial statement impact of adoption of SFAS 143.

     In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 144 also supercedes the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The effective date for implementation of SFAS 144 is for fiscal years beginning after December 15, 2001; however, early adoption is permitted. SFAS 144 retains many of the fundamental provisions of SFAS 121, but resolves certain implementation issues. The Company is in the process of evaluating the financial statement impact of adoption of SFAS 144.

4.   Debt

     In July 2001, the Company entered into a new five-year $350 million unsecured revolving credit facility that replaced an existing five-year facility. The new revolving facility is available for cash borrowings and issuance of letters of credit. Borrowings under the agreement, which terminates on July 3, 2006, bear interest at a rate based upon specified indices plus a margin dependent on the Company's credit rating. The agreement contains various restrictive covenants, including a limitation on the incurrence of additional indebtedness and the requirement for specified levels of consolidated net worth and fixed-charge coverage. Financial covenants relating to the $350 million revolving credit facility and certain of the Company's other debt agreements are discussed under "Regulatory Matters" in Note 11 to the Financial Statements.

5.   Unusual Items

     Unusual items in the third quarter and/or the first nine months of 2001 included the following:

     Terrorist Attacks
     -----------------
     Operating results at Emery Worldwide (Emery) were significantly affected by the terrorist attacks on September 11, 2001. Contractors providing air carrier service to Emery were grounded on September 11 and 12 and did not resume service until the evening of September 13, which adversely affected Emery's results of operations for the third quarter of 2001. In addition, the Company believes that operating results at Emery and the Company's other reporting segments continue to be adversely affected by the impact of these attacks.

     In response to the terrorist attacks, the U.S. Congress passed the Air Transportation Safety and System Stabilization Act (the "Act"), a $15 billion emergency economic assistance package to mitigate financial losses in the air carrier industry. The legislation provides for $10 billion in federal loan guarantees and credits, expands war risk insurance coverage for air carriers, and provides some government assistance for short-term increases in insurance premiums. Emery is seeking assistance under the Act; however, the Company can provide no assurance that Emery will receive any payments under the Act or as to the timing or amount of any payments Emery may be entitled to receive under the Act.

     Following the attacks, security requirements for air carriers have been heightened and additional increases in security requirements may be forthcoming. The Company is unable to predict what effect such measures will have on its financial condition or results of operations.

     Regulatory Matters
     ------------------
     As a domestic airline, EWA, a separate subsidiary included in the Emery Worldwide reporting segment, operates under an air carrier certificate issued by the Federal Aviation Administration (FAA). As such, EWA is subject to maintenance, operating and other safety-related regulations promulgated by the FAA, and routinely undergoes FAA inspections. Based on issues identified during inspections conducted by the FAA, on August 13, 2001, EWA was required to suspend its air carrier operations as part of a settlement agreement with the FAA. In response to EWA's suspension of its air carrier operations, Emery made arrangements to service customers in North America utilizing aircraft operated by several other air carriers and, as a result, Emery's air freight operations continued without interruption. The Company estimates that, in the third quarter of 2001, Emery incurred approximately $17 million of additional net expense as a result of the suspension of EWA's air carrier operations, due primarily to the expense of utilizing aircraft operated by other air carriers in Emery's North American operations, partially offset by savings resulting from the furlough of approximately 800 EWA employees.

     The Company expects that the suspension of EWA's air carrier operations will continue to have an adverse effect on its financial condition and results of operations. The continued suspension or cessation of EWA's air carrier operations could result in defaults under, among other things, the Company's $350 million bank credit facility and under aircraft leases and could also result in the incurrence of additional charges. See
Note 11 to the Financial Statements.

     Restructuring Charge and Legal Settlement
     -----------------------------------------
     In June 2001, the Company began an operational restructuring of Emery Worldwide's North American operations to align it with management's estimates of future business prospects for domestic heavy airfreight. The air transportation provided by EWA has historically been the largest cost component of Emery's North American network.

     Emery's restructuring plan included a redesign of its North American operations, revisions to service areas, and a reduction in the size of Emery's fleet of leased aircraft. These actions were designed to address changes in market conditions, which have deteriorated due to a slowing domestic economy, and to a lesser extent, loss of business to ground transportation providers, as well as the recent loss of the Express Mail and Priority Mail contracts with the USPS.

     The $340.5 million restructuring charge recognized in the second quarter of 2001 consisted primarily of non-cash impairment charges, including $184.2 million for unamortized aircraft maintenance and $89.7 million for aircraft operating supplies, equipment and other assets. Asset impairment charges were based on an evaluation of cash flows for North American operations and, for certain assets, independent appraisal. Also included in the restructuring charge was $66.6 million for estimated future cash expenditures related primarily to the return to the lessors of certain aircraft leased to Emery and the termination of the related leases. The Company expects that future payments relating to the termination of aircraft leases will be based upon the respective termination dates of those leases.

     In addition to the restructuring charge, Emery in June 2001 also incurred a $4.7 million loss from a legal settlement relating to previously returned aircraft.

     As described in Note 11 to the Financial Statements, as a result of the continuing slowdown in the global economy and the grounding of EWA's aircraft fleet, Emery is considering a further reduction in the size of EWA's fleet of leased aircraft. Although the Company is currently unable to predict with certainty whether or the extent to which this will occur, any such further reduction in the size of EWA's fleet will likely result in additional charges relating to the return of the leased aircraft and the termination of the related leases, which could have a material adverse effect on the Company's financial condition and results of operations.

     Write-off Due to Business Failure of a Customer
     -----------------------------------------------
     In July 2001, the Company announced that Menlo Logistics (Menlo) would take a charge over two quarters due to the business failure of Homelife, a retail furniture business and customer of Menlo. The resulting $37.9 million charge in the first nine months of 2001, comprising primarily write-offs of accounts receivable, included a second-quarter charge of $31.6 million and a third-quarter charge of $6.3 million. In the third quarter of 2001, Menlo eliminated approximately 280 jobs relating to the Homelife account.

6.   Comprehensive Income (Loss)

     Comprehensive Income (Loss), which is a measure of all changes in equity except those resulting from investments by owners and distributions to owners, was as follows:
                                     Three Months Ended     Nine Months Ended
   (Dollars in thousands)               September 30,         September 30,
                                       2001       2000       2001       2000
                                    ---------  ---------  ---------  ---------
   Net income (loss)                $  30,650  $  13,889  $(179,602) $  95,121
   Other comprehensive income (loss)
      Cumulative effect of change
        in accounting for derivative
        instruments and hedging
        activities (Note 10)               -          -       3,005         -
      Change in fair value of cash
        flow hedges (Note 10)          (2,210)        -      (4,831)        -
      Foreign currency translation
        adjustments                       494     (3,996)    (4,076)   (11,913)
                                    ---------  ---------  ---------  ---------
                                       (1,716)    (3,996)    (5,902)   (11,913)
                                    ---------  ---------  ---------  ---------
       Comprehensive income (loss)  $  28,934  $   9,893  $(185,504) $  83,208
                                    =========  =========  =========  =========

   The following is a summary of the components of Accumulated Other Comprehensive Loss:

                                                September 30, December 31,
   (Dollars in thousands)                           2001          2000
                                                 -----------  -----------
   Cumulative effect of change in accounting
      for derivative instruments and hedging
      activities (Note 10)                       $    3,005   $       -
   Accumulated change in fair value of cash
      flow hedges (Note 10)                          (4,831)          -
   Accumulated foreign currency translation
      adjustments                                   (31,454)     (27,378)
   Minimum pension liability adjustment              (8,441)      (8,441)
                                                 -----------  -----------
      Accumulated other comprehensive loss       $  (41,721)  $  (35,819)
                                                 ===========  ===========

7.   Business Segments

     Selected financial information about the Company's continuing operations is shown below. The Company evaluates performance of the segments based on several factors. However, the primary measurement focus is based on segment operating results, excluding significant non-recurring and/or unusual items. The prior periods have been reclassified to exclude discontinued operations.

                                 Three Months Ended       Nine Months Ended
   (Dollars in thousands)          September 30,             September 30,
                                 2001        2000          2001         2000
                              ----------  ----------    ----------  ----------
   Revenues
     Con-Way Transportation   $  491,296  $  517,842   $1,449,883   $1,555,266
     Emery Worldwide             471,540     662,149    1,585,035    1,903,271
     Menlo Logistics             224,694     229,187      687,632      684,363
     Other                         6,986      15,461       23,906       40,988
                              ----------  ----------    ----------  ----------
                               1,194,516   1,424,639    3,746,456    4,183,888
   Intercompany Eliminations
     Con-Way Transportation         (145)       (210)         (569)       (808)
     Emery Worldwide                 (55)     (5,159)         (194)    (18,925)
     Menlo Logistics              (2,976)     (3,548)       (8,816)    (10,270)
     Other                        (6,381)     (6,109)      (16,845)    (21,232)
                              ----------  ----------    ----------  ----------
                                  (9,557)    (15,026)      (26,424)    (51,235)
   External Revenues
     Con-Way Transportation      491,151     517,632     1,449,314   1,554,458
     Emery Worldwide             471,485     656,990     1,584,841   1,884,346
     Menlo Logistics             221,718     225,639       678,816     674,093
     Other                           605       9,352         7,061      19,756
                              ----------  ----------    ----------  ----------
                              $1,184,959  $1,409,613    $3,720,032  $4,132,653
                              ==========  ==========    ==========  ==========
   Operating Income (Loss) before
    Significant Unusual Items
     Con-Way Transportation[1]$   42,617  $   51,791    $  121,783  $  173,939
     Emery Worldwide [2][3]      (46,975)     (5,859)      (83,433)     13,826
     Menlo Logistics               7,304       8,628        24,827      24,739
     Other [4][5]                 (2,016)        380        (8,370)      1,036
                              ----------  ----------    ----------  ----------
                              $      930  $   54,940    $   54,807  $  213,540
                              ----------  ----------    ----------  ----------
     Significant Unusual Items:
      Emery - Restructuring
       charge                 $       -   $       -     $ (340,531) $       -
      Menlo - Loss on failure
       of customer                (6,300)         -        (37,905)         -
                              ----------  ----------    ----------  ----------
     Operating Income (Loss)  $   (5,370) $   54,940    $ (323,629) $  213,540
                              ==========  ==========    ==========  ==========

[1] For the three and nine months ended September 30, 2000, results included a $5.5 million loss from the sale of certain assets of Con-Way Truckload Services.
[2] For the nine months ended September 30, 2001, results included a $4.7 million loss from a legal settlement on previously returned aircraft.
[3] For the three and nine months ended September 30, 2000, results included an $11.9 million loss from the termination of certain aircraft leases.

[4] For the three and nine months ended September 30, 2001, the Other reporting segment included the operating results of Vector SCM, a joint venture formed with General Motors in December 2000 that is accounted for under the equity method. Vector SCM reported essentially break-even results in the third quarter of 2001 while start-up costs contributed to a $6.2 million operating loss in the first nine months of 2001.
[5] For the three and nine months ended September 30, 2001, results included a $7.2 million operating loss incurred by the Company's insurance subsidiary, partially offset by a $5.1 million reversal of accrued expenses on executive compensation plans.

8.   Earnings (Loss) Per Common Share

     Basic earnings (loss) per common share (EPS) was computed by dividing net income (loss) from continuing operations before accounting change by the weighted-average common shares outstanding. The calculation for diluted EPS from continuing operations was calculated as shown below.

                                Three Months Ended      Nine Months Ended
(Dollars in thousands except       September 30,           September 30,
 per share data)                2001        2000          2001      2000
                             ----------  ----------   ---------- ----------
Earnings (Loss):
  Net income (loss) from
     continuing operations   $  (10,377) $   25,350   $ (224,748)$  105,220
  Add-backs:
     Dividends on Series B
       preferred stock, net
       of replacement funding        -          345           -       1,051
     Dividends on preferred
       securities of subsidiary
       trust, net of tax             -          954           -       2,862
                             ----------  ----------   ---------- ----------
                             $  (10,377) $   26,649   $ (224,748)$  109,133
                             ----------  ----------   ---------- ----------
Shares:
  Basic shares (weighted-average
     common shares
     outstanding)            48,778,789  48,511,156   48,728,252 48,464,021
  Stock option dilution              -      267,471           -     345,234
  Series B preferred stock           -    4,445,500           -   4,445,500
  Preferred securities of
     subsidiary trust                -    3,125,000           -   3,125,000
                             ----------  ----------   ---------- ----------
                             48,778,789  56,349,127   48,728,252 56,379,755
                             ----------  ----------   ---------- ----------
     Diluted EPS from continuing
       operations before
       accounting change     $    (0.21) $     0.47   $    (4.61)$     1.94
                             ==========  ==========   ========== ==========

     For the three and nine months ended September 30, 2001, convertible securities and stock options were anti-dilutive. As a result, the assumed shares and related add-back to operating results under the if-converted method have been excluded from the calculation of diluted EPS. If the securities were dilutive for those periods, the assumed shares under the if-converted method would have been as follows:


                                Three Months Ended      Nine Months Ended
                                   September 30,           September 30,
                                 2001        2000        2001       2000
                             ----------  ----------   ---------- ----------

  Stock options                 409,344          -       472,440        -
  Series B preferred stock    4,427,742          -     4,427,742        -
  Preferred securities of
     subsidiary trust         3,125,000          -     3,125,000        -

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

     Holders of the TECONS are entitled to receive cumulative cash distributions at an annual rate of $2.50 per TECONS (equivalent to a rate of 5% per annum of the stated liquidation amount of $50 per TECONS). The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TECONS, to the extent the Trust has funds available therefore and subject to certain other limitations (the Guarantee). The Guarantee, when taken together with the obligations of the Company under the Debentures, the Indenture pursuant to which the Debentures were issued, and the Amended and Restated Declaration of Trust of the Trust, including its obligations to pay costs, fees, expenses, debts and other obligations of the Trust (other than with respect to the TECONS and the common securities of the Trust), provide a full and unconditional guarantee of amounts due on the TECONS.

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

     In the third quarter and first nine months of 2001, the estimated fair value of the Company's fair value hedges increased $17.1 million and $16.6 million, respectively, and offset equal increases in the estimated fair value of the Company's fixed-rate long-term debt. The estimated fair value of cash flow hedges in the third quarter of 2001 decreased $3.6 million ($2.2 million after tax) and declined $7.9 million ($4.8 million after tax) in the first nine months of 2001.

11.  Commitments and Contingencies

     IRS Matters
     -----------
     The Company is currently under examination by the Internal Revenue Service (IRS) for tax years 1987 through 1999 on various issues. In connection with those examinations, the IRS proposed adjustments for tax years 1987 through 1990 after which the Company filed a protest and engaged in discussions with the Appeals Office of the IRS. After those discussions failed to produce a settlement, in March 2000, the IRS issued a Notice of Deficiency (the Notice) for the years 1987 through 1990 with respect to various issues, including aircraft maintenance and matters related to years prior to the spin-off of Consolidated Freightways Corporation (CFC), the Company's former long-haul LTL segment, on December 2, 1996. Based upon the Notice, the total amount of the deficiency for items in years 1987 through 1990, including taxes and interest, was $160.5 million as of September 30, 2001. The amount originally due under the Notice was reduced in the third quarter of 2000 by a portion of the Company's $93.4 million payment to the IRS, which is described below.

     In addition to the issues covered under the Notice for tax years 1987 through 1990, the IRS in May 2000 proposed additional adjustments for tax years 1991 through 1996 with respect to various issues, including aircraft maintenance and matters relating to CFC for years prior to the spin-off.

     Under the Notice, the IRS has assessed a substantial adjustment for tax years 1989 and 1990 based on the IRS' position that certain aircraft maintenance costs should have been capitalized rather than expensed for federal income tax purposes. The Company believes that its practice of expensing these types of aircraft maintenance costs is consistent with industry practice and Treasury Ruling 2001-4. The Company intends to vigorously contest the Notice and the proposed adjustments as they pertain to the aircraft maintenance issue.

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

     Spin-off of CFC
     ---------------
     As part of the spin-off, the Company and CFC entered into a tax sharing agreement that provided a mechanism for the allocation of any additional tax liability and related interest that arise due to adjustments by the IRS for years prior to the spin-off. In May 2000, the Company and CFC settled certain federal tax matters relating to CFC on issues for tax years 1984 through 1990. Under the settlement agreement, the Company received from CFC cash of $16.7 million, a $20.0 million note due in 2004, and a commitment to transfer to the Company land and buildings with an estimated value of $21.2 million.

     In the last half of 2000, the Company received real property with an estimated value of $21.2 million in settlement of CFC's commitment to transfer land and buildings. Prior to its transfer, the real property collateralized CFC's obligations to the Company. In March 2001, the Company entered into an agreement to acquire real property owned by CFC in settlement of CFC's $20.0 million note due in 2004. In September 2001, the real property was effectively swapped, in a non-cash exchange, for CFC's $20.0 million note due in 2004 following a three-way exchange among the Company, CFC and a third party.

     In connection with the spin-off of CFC, the Company agreed to indemnify certain states, insurance companies and sureties against the failure of CFC to pay certain worker's compensation, tax and public liability claims that were pending as of September 30, 1996. In some cases, these indemnities are supported by letters of credit under which the Company is liable to the issuing bank and by bonds issued by surety companies. Although CFC is obligated to reimburse and indemnify the Company against liability with respect to these claims, CFC's obligation is not secured by any collateral and there can be no assurance that CFC will, in fact, reimburse and indemnify the Company. Any failure by CFC to reimburse or indemnify the Company for a substantial amount of these claims could have a material adverse affect on the Company's results of operations and financial condition.

     Regulatory Matters
     ------------------
     Internationally, Emery operates primarily as an air freight forwarder using commercial airlines, while utilizing owned or leased aircraft only on a limited basis. In its North American operations, Emery has historically provided air transportation services using aircraft operated by EWA and, to a lesser extent, aircraft operated by third parties.

     As a domestic airline, EWA operates under an air carrier certificate issued by the FAA. As such, EWA is subject to maintenance, operating and other safety-related regulations promulgated by the FAA, and routinely undergoes FAA inspections. Based on issues identified during inspections conducted by the FAA, on August 13, 2001, EWA was required to suspend its air carrier operations as part of an interim settlement agreement with the FAA. In response to EWA's suspension of its air carrier operations, Emery made arrangements to service customers in North America utilizing aircraft operated by several other air carriers and, as a result, Emery's air freight operations continued without interruption. The Company estimates that, in the third quarter of 2001, Emery incurred approximately $17 million of additional net expense as a result of the suspension of EWA's air carrier operations, due primarily to the expense of utilizing aircraft operated by other air carriers in Emery's North American operations, partially offset by savings resulting from the furlough of approximately 800 EWA employees as described in the next paragraph.

     As a result of the suspension of its air carrier operations, EWA furloughed approximately 400 pilots and crew members and approximately 400 other employees. The union representing these pilots and crew members has filed a grievance as a result of this furlough.

     In a final settlement agreement with the FAA entered into on September 17, 2001, EWA agreed to pay a $1 million civil penalty related to alleged operations, avionics, and maintenance irregularities. The final settlement agreement does not constitute an admission of FAA violations but does require EWA to demonstrate that it is in compliance with applicable federal aviation regulations. The agreement provides that the FAA may initiate appropriate enforcement action, which may include action to revoke EWA's air carrier certificate, if EWA does not meet these requirements within 240 days after September 17, 2001.

     Unless and until these problems are remedied, EWA will not be permitted to resume its air carrier operations and will be required to continue to use aircraft operated by other air carriers in order to service customers in North America. This will, in turn, continue to result in certain additional, or "duplicate", costs, primarily because Emery will be required to pay both the ongoing lease and other costs associated with EWA's fleet of grounded aircraft in addition to the costs of having other air carriers provide aircraft to service Emery's North American customers. Unless and until EWA is able to resume its air carrier operations or Emery otherwise is able to eliminate or substantially reduce these duplicate costs, Emery will continue to incur substantial additional costs for substitute aircraft. As a result, the Company expects that the suspension of EWA's air carrier operations will continue to have a material adverse effect on its financial condition and results of operations.

     As a result of the continued slowdown in the global economy and the grounding of EWA's aircraft fleet, Emery's management is evaluating a possible reduction in the size of EWA's fleet of leased aircraft, which would be in addition to the previously announced reduction described under "-Restructuring Charge and Legal Settlement" in Note 5 above. Any such further reduction in EWA's fleet will likely result in charges relating to the return of leased aircraft and the termination of the related leases, which could be substantial and could have a material adverse effect on the Company's financial condition and results of operations.

     In the event that EWA does not resume its operations as an air carrier, EWA will incur substantial charges in connection with the cessation of EWA's air carrier operations. The Company believes that these charges would likely result in a breach of some of the financial covenants under its $350 million revolving credit facility. Moreover, whether or not the Company incurs these charges, the Company believes that it may breach one or more of the financial covenants contained in the $350 million revolving credit facility by the end of the fourth quarter of 2001 due primarily to lower anticipated revenues in a slowing global economy and Emery's duplicate fleet costs described above. If any of the financial covenants are violated, the Company will be required to obtain appropriate waivers or amendments from the requisite banks under the credit facility. If the Company is unable to obtain these amendments or waivers, the Company would be prohibited from making borrowings under the revolving credit facility and could be required by the banks to repay any outstanding borrowings and replace outstanding letters of credit under the facility. Under cross-default clauses contained in other debt instruments to which the Company is a party, these events could also result in other indebtedness becoming or being declared due and payable prior to its stated maturity. There can be no assurance that the Company would be able to obtain the necessary waivers or amendments under the $350 million bank credit agreement and any failure to obtain such amendments or waivers would likely have a material adverse effect on the Company's financial condition and results of operations.

     In addition, if EWA does not resume its airline operations, this may result in defaults under some agreements pursuant to which EWA leases its aircraft. Upon the occurrence of these defaults, the lessors generally would be entitled to terminate the leases and demand termination payments from the Company, which, in certain cases, could be substantial. As a result, default under these leases could have a material adverse effect on the Company's financial condition and results of operations unless the Company were able to obtain waivers from the lessors, and there can be no assurance that the Company would be able to do so.

     Holders of certain notes issued by the Company's Thrift and Stock Plan ("TASP"), which are guaranteed by the Company, have the right to require the Company to repurchase those notes if, among other things, both Moody's and Standard & Poor's have publicly rated the Company's long-term senior debt at less than investment grade unless, within 45 days, the Company shall have obtained, through a guarantee, letter of credit or other permitted credit enhancement or otherwise, a credit rating for such notes of at least "A" from Moody's or Standard & Poor's (or another nationally recognized rating agency selected by the holders of such notes) and shall maintain a rating on such notes of "A" or better thereafter. As of September 30, 2001, $62.0 million aggregate principal amount of these TASP notes was outstanding. The Company's long-term senior debt is currently rated "Baa3" by Moody's and "BBB" by Standard & Poor's; "Baa3" is the lowest investment grade rating from Moody's and "BBB" is the next-to-lowest investment grade rating from Standard & Poor's. Following EWA's suspension of its air carrier operations, both Moody's and Standard & Poor's placed the Company's long-term senior debt ratings on credit watch for a possible reduction in those ratings. The occurrence of any event or condition requiring the Company to repay these TASP notes would likely have a material adverse effect on the Company's financial condition and results of operations.

     Other
     -----
     The Company and its subsidiaries are defendants in various other lawsuits incidental to their businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material impact on the Company's financial condition or results of operations.

                       PART I. FINANCIAL INFORMATION
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS
==================================

     Net income available to common shareholders was $28.6 million ($0.59 per share) in the third quarter of 2001 and net loss applicable to common shareholders was $185.8 million ($3.81 per share) in the first nine months of 2001. The settlement with the U.S. Postal Service (USPS) described below under "Discontinued Operations" resulted in a $39.0 million net-of-tax gain reported in the third quarter and first nine months of 2001 as a gain from discontinuance of the Priority Mail operations. Net loss from continuing operations in the third quarter and first nine months of 2001, including unusual losses, was $10.4 million ($0.21 per share) and $224.7 million ($4.61 per share), respectively.

     Last year's net income available to common shareholders of $11.8 million ($0.23 per diluted share) in the third quarter and $89.0 million ($1.65 per diluted share) in the first nine months included a $13.5 million net-of-tax loss from discontinuance of the Priority Mail operations and a $2.7 million net-of-tax loss from the cumulative effect of an accounting change. Last year's net income from continuing operations of $25.4 million ($0.47 per diluted share) in the third quarter and $105.2 million ($1.94 per diluted share) in the first nine months included a $5.5 million unusual loss ($0.06 per diluted share) from Con-Way Truckload Service's asset sale and an $11.9 million unusual loss ($0.12 per diluted share) from the termination of certain aircraft leases.

     Revenue in the third quarter and first nine months of 2001 fell 15.9% and 10.0% from the respective periods last year due primarily to declines in revenue at Emery Worldwide (Emery) and Con-Way Transportation Services (Con-Way). We believe that revenue from all reporting segments in the third quarter and first nine months of 2001 was adversely affected by the continuing downturn in the U.S. economy.

     The operating loss in the third quarter and first nine months of 2001 was $5.4 million and $323.6 million, respectively. Last year, operating income in the third quarter and first nine months was $54.9 million and $213.5 million, respectively. Lower operating results from continuing operations in the third quarter and first nine months of 2001 were due primarily to operating losses from Emery, which was affected by lower revenue and several unusual items described below, and lower operating income from Con-Way, which was also adversely affected by lower revenue.

     Other net expense in the third quarter of 2001 decreased 3.3% from last year's third quarter due primarily to lower interest expense. Other net expense in the first nine months of 2001 increased 12.8% due primarily to a $2.6 million net gain from the sale of securities in the first quarter of last year, partially offset by lower interest expense in 2001. Lower interest expense in the first three quarters of 2001 was due primarily to lower interest expense on long-term debt, which was effectively converted from a fixed rate to a floating rate with interest rate swaps entered into in April 2000.

     The effective tax benefit rate of 37.0% in the third quarter and first nine months of 2001 was revised from last year's effective tax rate of 41.5% in the third quarter and 42.3% in the first nine months due primarily to losses from the significant unusual charges recognized in the second quarter of 2001.

     Unusual items in the third quarter and/or the first nine months of 2001 are summarized below and described in more detail under "Emery Worldwide" and "Menlo Logistics" below.

     Terrorist Attacks
     -----------------
     Operating results at Emery were significantly affected by the terrorist attacks on September 11, 2001. Contractors providing air carrier services to Emery were grounded on September 11 and 12 and did not resume service until the evening of September 13, which adversely affected Emery's results of operations for the third quarter of 2001. In addition, we believe that operating results at Emery and our other reporting segments continue to be adversely affected by the impact of these attacks.

     Regulatory Matters
     ------------------
     As a domestic airline, Emery Worldwide Airlines (EWA), a separate subsidiary included in the Emery Worldwide reporting segment, operates under an air carrier certificate issued by the Federal Aviation Administration (FAA). As such, EWA is subject to maintenance, operating and other safety-related regulations promulgated by the FAA, and routinely undergoes FAA inspections. Based on issues identified during inspections conducted by the FAA, on August 13, 2001, EWA was required to suspend its air carrier operations as part of a settlement agreement with the FAA. In response to EWA's suspension of its air carrier operations, Emery made arrangements to service customers in North America utilizing aircraft operated by several other air carriers and, as a result, Emery's air freight operations continued without interruption. We estimate that, in the third quarter of 2001, Emery incurred approximately $17 million of additional net expense as a result of the suspension of EWA's air carrier operations, due primarily to the expense of utilizing aircraft operated by other air carriers in Emery's North American operations, partially offset by savings resulting from the furlough of approximately 800 EWA employees.

     We expect that the suspension of EWA's air carrier operations will continue to have a material adverse effect on our financial condition and results of operations. The continued suspension or cessation of EWA's air carrier operations could result in defaults under, among other things, our $350 million bank credit facility and under aircraft leases and could also result in the incurrence of substantial charges. See Notes 5 and 11 to the Financial Statements above and "Emery Worldwide-Regulatory Matters", "Emery Worldwide-Restructuring Charge and Legal Settlement" and "Liquidity and Capital Resources" below.

     Restructuring Charge and Legal Settlement
     -----------------------------------------
     In June 2001, we began an operational restructuring of Emery Worldwide's North American operations that included a redesign of its North American operations, revisions to service areas, and a reduction in the size of Emery's fleet of leased aircraft. The $340.5 million second-quarter 2001 restructuring charge consisted primarily of non-cash asset impairment charges and estimated future cash expenditures related primarily to the return to the lessors of certain aircraft leased to Emery and the termination of the related leases. In addition to the restructuring charge, Emery in June 2001 also incurred a $4.7 million loss from a legal settlement relating to previously returned aircraft. See "Emery Worldwide-Restructuring Charge and Legal Settlement" below.

     As described below under "Emery Worldwide-Regulatory Matters," due to the continuing slowdown in the global economy and the grounding of EWA's aircraft fleet, Emery is considering a further reduction in the size of EWA's fleet of leased aircraft. Although we are currently unable to predict with certainty whether or the extent to which this will occur, any such further reduction in the size of EWA's fleet will likely result in additional charges relating to the return of the leased aircraft and the termination of the related leases, which could have a material adverse effect on our financial condition and results of operations.

     Write-off Due to Business Failure of a Customer
     -----------------------------------------------
     In July 2001, we announced that Menlo Logistics (Menlo) would take a charge over two quarters due to the business failure of Homelife, a retail furniture business and customer of Menlo. The resulting $37.9 million charge in the first nine months of 2001 included a second-quarter charge of $31.6 million and a third-quarter charge of $6.3 million.

Con-Way Transportation Services
-------------------------------

     Con-Way's revenue in the third quarter and first nine months of 2001 fell 5.1% and 6.8% from the respective periods last year due primarily to lower tonnage transported. Also, Con-Way Truckload Services, which was sold in August 2000, accounted for revenue of $12.6 million and $62.6 million in the third quarter and first nine months of last year, respectively.

     Con-Way regional carriers' less-than-truckload (LTL) tonnage per day (weight) for the third quarter and first nine months of 2001 fell 3.2% and 3.3%, respectively, and total weight fell 3.6% and 3.8%, respectively, compared to the same third-quarter and nine-month periods last year. Con-Way regional carriers' revenue per hundredweight (yield) over the same periods of 2001 varied only slightly, falling 1.1% from last year's third quarter and rising 0.7% over the first nine months of last year. Con-Way's management believes that yield and weight in the third quarter and first nine months of 2001 were adversely affected by the continuing downturn in the U.S. economy. Also, a decrease in fuel surcharges on lower fuel prices contributed to the decline in third-quarter yield in 2001. Yield in the third quarter and first nine months of 2001 was positively affected by a higher percentage of inter-regional joint services, which typically command higher rates on longer lengths of haul.

     Con-Way's operating income in the third quarter and first nine months of 2001 declined 17.7% and 30.0%, respectively, from the same periods in 2000. Excluding last year's $5.5 million third-quarter loss from the Con-Way Truckload Service's asset sale, operating income over the same periods declined 25.6% and 32.1%, respectively, due primarily to lower revenue and, to a lesser extent, an increase in costs for insurance claims. The third quarter and first nine months of 2001 were also adversely affected by operating losses from the start-up of Con-Way Air Express, a domestic air freight forwarding company that began operations in May 2001.

Emery Worldwide
---------------

     Operating Results
     -----------------
     In the third quarter and first nine months of 2001, Emery's revenue declined 28.2% and 15.9%, respectively, from the same periods last year due primarily to lower North American and international airfreight revenue and lower revenue from EWA's contract to transport Express Mail for the USPS, which was terminated "for convenience" effective August 26, 2001 as described below under "-Express Mail Contract".

     International airfreight revenue per day in the third quarter and first nine months of 2001, including fuel surcharges, fell 18.3% and 9.5%, respectively, from the same periods last year due primarily to declines in pounds transported per day (weight) of 17.8% and 11.9%, respectively. Third-quarter international yield in 2001 declined 0.6% from last year's third quarter, while yield in the first nine months of 2001 increased 2.8% over the same period last year. Emery's management believes those declines in international weight in the third quarter and first nine months of 2001 were due in part to a worsening global economy and in part to lost revenue resulting from the terrorist incident described below under "-Terrorist Attacks". Emery's management believes that a slowing global economy adversely affected business levels in Latin America, Asia and other international markets served by Emery. Third-quarter international yield in 2001 decreased slightly from last year's third quarter due in part to a decline in fuel surcharges earned on lower fuel prices.

     North American airfreight revenue per day in the third quarter and first nine months of 2001, including fuel surcharges, declined 38.2% and 24.9%, respectively, from the same periods last year on declines in weight per day of 38.2% and 29.1%, respectively. North American yield was flat in the third quarter of 2001 compared to the third quarter of last year while yield in the first nine months of 2001 rose 5.9% over the same period last year. Lower North American weight was attributable primarily to lower business levels from the manufacturing industry, particularly the automotive and technology sectors, and from lost revenue following the terrorist attacks. Emery's management believes that the lower business levels in the first three quarters of 2001 were adversely affected by the continuing downturn in the U.S. economy and, to a lesser extent, loss of business to ground transportation providers.

     Emery's operating loss in the third quarter and first nine months of 2001 was $47.0 million and $424.0 million, respectively. Excluding the 2001 second-quarter unusual charges that are described below under "Restructuring Charge and Legal Settlement", Emery's operating loss in the first nine months of 2001 was $78.7 million. Emery's operating loss in last year's third quarter was $5.9 million and operating income in the first nine months of last year was $13.8 million. Excluding an $11.9 million unusual loss from a legal settlement on returned aircraft in last year's third quarter, operating income in the third quarter and first nine months of last year was $6.0 million and $25.7 million, respectively. Excluding these unusual items in 2001 and 2000, lower operating results in the first nine months of 2001 were due primarily to lower North American and international airfreight revenue, lower revenue from the Express Mail contract, and approximately $17 million of additional net expense as a result of the suspension of EWA's air carrier operations, which is described below under "-Regulatory Matters".

     Terrorist Attacks
     -----------------
     Operating results at Emery were significantly affected by the terrorist attacks on September 11, 2001. Contractors providing air carrier services to Emery were grounded on September 11 and 12 and did not resume service until the evening of September 13, which adversely affected Emery's results of operations for the third quarter of 2001. In addition, we believe that operating results at Emery and our other reporting segments continue to be adversely affected by the impact of these attacks.

     In response to the terrorist attacks, the U.S. Congress passed the Air Transportation Safety and System Stabilization Act described in Note 5 to the Financial Statements. Emery is seeking assistance under the Act; however, we can provide no assurance that Emery will receive any payments under the Act or as to the timing or amount of any payments Emery may be entitled to receive under the Act.

     Following the attacks, security requirements for air carriers have been heightened and additional increases in security requirements may be forthcoming. We are unable to predict what effect such measures will have on our financial condition or results of operations.

     Regulatory Matters
     ------------------
     Internationally, Emery operates primarily as an air freight forwarder using commercial airlines, while utilizing owned or leased aircraft only on a limited basis. In its North American operations, Emery has historically provided air transportation services using aircraft operated by EWA and, to a lesser extent, aircraft operated by third parties.

     As a domestic airline, EWA operates under an air carrier certificate issued by the FAA. As such, EWA is subject to maintenance, operating and other safety-related regulations promulgated by the FAA, and routinely undergoes FAA inspections. Based on issues identified during inspections conducted by the FAA, on August 13, 2001, EWA was required to suspend its air carrier operations as part of an interim settlement agreement with the FAA. In response to EWA's suspension of its air carrier operations, Emery made arrangements to service customers in North America utilizing aircraft operated by several other air carriers and, as a result, Emery's air freight operations continued without interruption. We estimate that, in the third quarter of 2001, Emery incurred approximately $17 million of additional net expense as a result of the suspension of EWA's air carrier operations, due primarily to the expense of utilizing aircraft operated by other air carriers in Emery's North American operations, partially offset by savings resulting from the furlough of approximately 800 EWA employees as described in the next paragraph.

     As a result of the suspension of its air carrier operations, EWA furloughed approximately 400 pilots and crew members and approximately 400 other employees. The union representing these pilots and crew members has filed a grievance as a result of this furlough. See "Legal Proceedings" below.

     In a final settlement agreement with the FAA entered into on September 17, 2001, EWA agreed to pay a $1 million civil penalty related to alleged operations, avionics, and maintenance irregularities. The final settlement agreement does not constitute an admission of FAA violations but does require EWA to demonstrate that it is in compliance with applicable federal aviation regulations. The agreement provides that the FAA may initiate appropriate enforcement action, which may include action to revoke EWA's air carrier certificate, if EWA does not meet these requirements within 240 days after September 17, 2001.

     Unless and until these problems are remedied, EWA will not be permitted to resume its air carrier operations and will be required to continue to use aircraft operated by other air carriers in order to service customers in North America. This will, in turn, continue to result in certain additional, or "duplicate", costs, primarily because Emery will be required to pay both the ongoing lease and other costs associated with EWA's own fleet of grounded aircraft in addition to the costs of having other air carriers provide aircraft to service Emery's North American customers. Unless and until EWA is able to resume its air carrier operations or Emery otherwise is able to eliminate or substantially reduce these duplicate costs, Emery will continue to incur substantial additional costs for substitute aircraft. As a result, we expect that the suspension of EWA's air carrier operations will continue to have a material adverse effect on our financial condition and results of operations.

     As a result of the continued slowdown in the global economy and the grounding of EWA's aircraft fleet, Emery's management is evaluating a possible reduction in the size of EWA's fleet of leased aircraft, which would be in addition to the previously announced reduction described below under "-Restructuring Charge and Legal Settlement". Any such further reduction in EWA's fleet will likely result in charges relating to the return of leased aircraft and the termination of the related leases, which could be substantial and could have a material adverse effect on our financial condition and results of operations.

     In the event that EWA does not resume its operations as an air carrier, we will incur substantial charges in connection with the cessation of EWA's air carrier operations. We believe that these charges would likely result in a breach of one or more of the financial covenants under our $350 million revolving credit facility. Moreover, whether or not we incur these charges, we believe that we may breach some of the financial covenants contained in our $350 million revolving credit facility by the end of the fourth quarter of 2001 due primarily to lower anticipated revenues in a slowing global economy and Emery's duplicate fleet costs described above. If any of the financial covenants are violated, we will be required to obtain appropriate waivers or amendments from the requisite banks under the credit facility. If we are unable to obtain these amendments or waivers, we would be prohibited from making borrowings under our revolving credit facility and could be required by the banks to repay any outstanding borrowings and replace outstanding letters of credit under the facility. Under cross-default clauses contained in other debt instruments to which we are a party, these events could also result in other indebtedness becoming or being declared due and payable prior to its stated maturity. There can be no assurance that we would be able to obtain the necessary waivers or amendments under the $350 million bank credit agreement and any failure to obtain such amendments or waivers would likely have a material adverse effect on our financial condition and results of operations.

     In addition, if EWA does not resume its airline operations, this may result in defaults under some agreements pursuant to which EWA leases its aircraft. Upon the occurrence of these defaults, the lessors generally would be entitled to terminate the leases and demand termination payments from us, which, in certain cases, could be substantial. As a result, default under these leases could have a material adverse effect on our financial condition and results of operations unless we were able to obtain waivers from the lessors, and there can be no assurance that we would be able to do so.

     Holders of certain notes issued by our Thrift and Stock Plan ("TASP"), which are guaranteed by us, have the right to require us to repurchase those notes if, among other things, both Moody's and Standard & Poor's have publicly rated our long-term senior debt at less than investment grade unless, within 45 days, we shall have obtained, through a guarantee, letter of credit or other permitted credit enhancement or otherwise, a credit rating for such notes of at least "A" from Moody's or Standard & Poor's (or another nationally recognized rating agency selected by the holders of such notes) and shall maintain a rating on such notes of "A" or better thereafter. As of September 30, 2001, $62.0 million aggregate principal amount of these TASP notes was outstanding. Our long-term senior debt is currently rated "Baa3" by Moody's and "BBB" by Standard & Poor's; "Baa3" is the lowest investment grade rating from Moody's and "BBB" is the next-to-lowest investment grade rating from Standard & Poor's. Following EWA's suspension of its air carrier operations, both Moody's and Standard & Poor's placed our long-term senior debt ratings on credit watch for a possible reduction in those ratings. The occurrence of any event or condition requiring us to repay these TASP notes would likely have a material adverse effect on our financial condition and results of operations.

     Restructuring Charge and Legal Settlement
     -----------------------------------------
     In June 2001, we began an operational restructuring of Emery
Worldwide's North American operations to align it with management's estimates of future business prospects for domestic heavy airfreight. The air transportation provided by EWA has historically been the largest cost component of Emery's North American network.

     Emery's restructuring plan included a redesign of its North American operations, revisions to service areas, and a reduction in the size of Emery's fleet of leased aircraft. These actions were designed to address changes in market conditions, which have deteriorated due to a slowing domestic economy, and to a lesser extent, loss of business to ground transportation providers, as well as the recent loss of the Express Mail and Priority Mail contracts with the USPS.

     The $340.5 million restructuring charge recognized in the second quarter of 2001 consisted primarily of non-cash impairment charges, including $184.2 million for unamortized aircraft maintenance and $89.7 million for aircraft operating supplies, equipment and other assets. Asset impairment charges were based on an evaluation of cash flows for North American operations and, for certain assets, independent appraisal. Also included in the restructuring charge was $66.6 million for estimated future cash expenditures related primarily to the return to the lessors of certain aircraft leased to Emery and the termination of the related leases. We expect that future payments relating to the termination of aircraft leases will be based upon the respective termination dates of those leases.

     In addition to the restructuring charge, Emery in June 2001 also incurred a $4.7 million loss from a legal settlement relating to previously returned aircraft.

     As described above under "-Regulatory Matters", as a result of the continuing slowdown in the global economy and the grounding of EWA's aircraft fleet, Emery is considering a further reduction in the size of EWA's fleet of leased aircraft. Although we are currently unable to predict with certainty whether or the extent to which this will occur, any such further reduction in the size of EWA's fleet will likely result in additional charges relating to the return of the leased aircraft and the termination of the related leases, which could have a material adverse effect on our financial condition and results of operations.

     Express Mail Contract
     ---------------------
     In January 2001, the USPS and Federal Express Corporation (FedEx) announced an exclusive agreement under which FedEx will transport Express Mail and Priority Mail. EWA transported Express Mail and other classes of mail under a contract with the USPS (the "Express Mail contract"), which was originally scheduled to expire in January 2004; however, the USPS terminated the Express Mail contract "for convenience" effective August 26, 2001.

     As described below under "Discontinued Operations", on November 3, 2000, EWA and the USPS announced an agreement (the "Termination Agreement") to terminate their contract for the transportation and sortation of Priority Mail (the "Priority Mail contract"). On September 26, 2001, EWA entered into an agreement with the USPS to settle claims relating to the Priority Mail contract with the USPS (the "Settlement Agreement"). Under the Settlement Agreement, EWA received a $235 million payment from the USPS on September 28, 2001 to settle all non-termination claims under the Priority Mail contract. Under the Settlement Agreement, on September 28, 2001, EWA also received a $70 million provisional payment from the USPS for termination costs and other claims related to the termination of the Express Mail contract. The Settlement Agreement provides for the provisional payment to be adjusted if actual termination costs and other agreed upon claims relating to the termination of the Express Mail contract are greater or less than $70 million, in which case either the USPS will be required to make an additional payment with interest or EWA will be required to return a portion of the provisional payment with interest.

     As of September 30, 2001, the $70 million payment was included in Deferred Credits in the Consolidated Balance Sheet until it is used to retire the remaining assets related to the Express Mail contract. The Settlement Agreement provides that the total amount payable by the USPS for termination costs and other claims relating to the termination of the Express Mail contract may not exceed $150 million.

     In the third quarter and first nine months of 2001, EWA recognized revenue of $24.5 million and $113.8 million, respectively, from the transportation of mail under the Express Mail contract, compared to $48.6 million and $148.4 million in the respective periods last year. Operating income from the Express Mail contract in the third quarter and first nine months of 2001 was $1.8 million and $5.4 million, respectively, compared to $5.7 million and $17.3 million, respectively, in the same periods last year. The USPS' termination of the Express Mail contract will likely have a material adverse effect on our financial condition and results of operations.

Menlo Logistics
---------------

     Operating Results
     -----------------
     Menlo's revenue in the 2001 third quarter declined 1.7% from last year's third quarter and revenue in the first nine months of 2001 increased 0.7% over the same period last year. Revenue in the first three quarters of 2001 was positively affected by growth in logistics contracts and consulting fees. Over the same period, business levels of some of its customers were adversely affected by the continuing downturn in the U.S. economy. The impact of the business failure of Homelife, a retail furniture business and customer of Menlo, is described below. Menlo's management believes the resulting adverse effect on Menlo's revenue was partially mitigated by its ability to secure new logistics contracts. On October 8, 2001, Menlo announced that it had finalized logistics services agreements with six new customers.

     A portion of Menlo's revenue is attributable to logistics contracts for which Menlo manages the transportation of freight but subcontracts the actual transportation and delivery of products to third parties. Menlo refers to this as purchased transportation. Menlo's net revenue (revenue less purchased transportation) in the third quarter and first nine months of 2001 was $66.3 million and $206.5 million, respectively, compared to $67.9 million and $265.6 million in the respective periods last year.

     Including the Homelife write-off described below, Menlo earned operating income of $1.0 million in the third quarter of 2001 and incurred a $13.1 million operating loss in the first nine months of 2001. Excluding the loss on the failure of Homelife, Menlo's operating income in the third quarter and first nine months of 2001 was $7.3 million and $24.8 million, respectively, a decrease of 15.4% from last year's third quarter and essentially unchanged from the first nine months of last year. Lower third-quarter operating income, excluding the Homelife charge, was primarily due to lower revenue.

     Write-off Due to Business Failure of a Customer
     -----------------------------------------------
     In July 2001, we announced that Menlo would take a charge over two quarters due to the business failure of Homelife, a customer of Menlo. The resulting $37.9 million charge in the first nine months of 2001, comprising primarily write-offs of accounts receivable, included a second-quarter charge of $31.6 million and a third-quarter charge of $6.3 million. In the third quarter of 2001, Menlo eliminated approximately 280 jobs relating to the Homelife account. In the third quarter and first nine months of 2001, Menlo recognized revenue from Homelife of $8.5 million and $53.9 million, respectively, compared to $4.0 million and $7.8 million in the third quarter and first nine months of last year, respectively. Excluding the loss, operating income earned by Menlo from the Homelife account in the third quarter and first nine months of 2001 was $0.1 million and $2.6 million, respectively, compared to an operating loss of $0.4 million earned from Homelife in the third quarter of last year and operating income from Homelife of $0.7 million in the first nine months of last year.

Other Operations
----------------

     In the third quarter and first nine months of 2001, the Other segment included the operating results of Road Systems, Vector SCM, and other corporate items. The operating results of Vector SCM, a joint venture formed with General Motors in December 2000 to provide logistics services to General Motors, are reported as an equity investment in the Other segment. Vector SCM reported essentially break-even operating results in the third quarter of 2001 while start-up costs contributed to a $6.2 million operating loss in the first three quarters of 2001.

     The Other segment in the third quarter and first nine months of 2001 was affected by certain corporate items, including a $7.2 million operating loss incurred by our insurance subsidiary, partially offset by a $5.1 million reversal of accrued expenses on executive compensation plans.


Discontinued Operations
-----------------------

     On November 3, 2000, EWA and the USPS announced an agreement (the "Termination Agreement") to terminate their contract for the transportation and sortation of Priority Mail (the "Priority Mail contract"). The Priority Mail contract was originally scheduled to terminate in the first quarter of 2002, subject to renewal options. Under the terms of the Termination Agreement, the USPS on January 7, 2001 assumed operating responsibility for services covered under the Priority Mail contract, except certain air transportation and related services, which were terminated effective April 23, 2001.

     The USPS agreed to reimburse EWA for Priority Mail contract termination costs, including costs of contract-related equipment, inventory, and operating lease commitments, up to $125 million (the "Termination Liability Cap"). On January 7, 2001, the USPS paid EWA $60 million toward the termination costs. The Termination Agreement provides for this provisional payment to be adjusted if actual termination costs are greater or less than $60 million, in which case either the USPS will be required to make an additional payment with interest or EWA will be required to return a portion of the provisional payment with interest. The Termination Agreement preserved EWA's right to pursue claims for underpayment of other amounts owed to EWA under the contract, which were ultimately settled in September 2001 as described below. We believe that contract termination costs incurred by EWA are reimbursable under the Termination Agreement and do not exceed the Termination Liability Cap. However, there can be no assurance that all termination costs incurred by EWA will be recovered.

     On September 26, 2001, EWA entered into an agreement with the USPS to settle claims relating to the underpayment of amounts owed to EWA under the Priority Mail contract with the USPS (the "Settlement Agreement"). Under the Settlement Agreement, EWA received a $235 million payment from the USPS on September 28, 2001 to settle all non-termination claims under the Priority Mail contract. These claims were to recover costs of operating under the contract as well as profit and interest thereon. The Priority Mail Termination Agreement described above is unaffected by the Settlement Agreement.

     Under the Settlement Agreement, on September 28, 2001, EWA also received a $70 million payment from the USPS to provisionally pay EWA for termination costs and other claims related to the termination of EWA's Express Mail contract, which is described above under "Emery Worldwide-Express Mail Contract".

     Gain (Loss) from Discontinuance
     -------------------------------
     As a result of the termination of the Priority Mail contract, the results of operations, net assets, and cash flows of the Priority Mail operations have been segregated and classified as discontinued operations. A loss from discontinuance of $13.5 million was recognized in the third quarter of 2000, net of $8.6 million of income tax benefits, as a result of the Priority Mail contract termination. As a result of the Settlement Agreement, a gain from discontinuance of $39.0 million, net of $24.9 million of income taxes, was recognized in the third quarter of 2001. Summary financial data and related information are included in Note 2 to the Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
===============================

Continuing Operations
---------------------

     In the first nine months of 2001, cash and cash equivalents increased $290.5 million to $395.0 million due primarily to the $305 million payment from the USPS described above under "Consolidated Results of Operations-- Discontinued Operations." Cash provided by operating activities in the first nine months of 2001 was sufficient to fund investing and financing activities.

     Operating activities in the first nine months of 2001 generated net cash of $269.6 million compared to $160.3 million of cash generated by operating activities in the same period last year. Cash from operations in the first nine months of 2001 was provided primarily by net income from continuing operations before Emery's net-of-tax restructuring charge; other non-cash charges, including depreciation, amortization and bad debt provision; the collection of receivables; and an increase in deferred credits. Deferred credits at September 30, 2001 includes a $70 million provisional payment from the USPS for termination costs and other claims related to the termination of the Express Mail contract, which is described under "Consolidated Results of Operations--Emery Worldwide--Express Mail Contract." Positive operating cash flows in the first nine months of 2001 were partially offset by declines in accounts payable and accrued incentive compensation.

     Investing activities in the first nine months of 2001 used $175.7 million of cash compared to $161.2 million used in the first nine months of last year. Capital expenditures of $166.7 million in the first nine months of 2001 decreased slightly from $166.9 million in last year's first nine months. For the first nine months of 2001, Con-Way's capital expenditures increased $46.6 million, largely offset by a $31.4 million reduction at Emery and a $17.7 million reduction at CNF. Higher capital expenditures from Con-Way were primarily due to $74.4 million of cash spent for the planned periodic replacement of linehaul equipment. In the first nine months of last year, Con-Way acquired $66.7 million of equipment with operating leases. The first nine months of last year included expenditures on the construction of a CNF corporate administration facility.

     Financing activities in the first nine months of 2001 used cash of $30.6 million compared to financing activities that provided cash of $41.5 million during the first nine months of last year. In the first nine months of last year, a portion of the net proceeds of $197.5 million from the issuance in March 2000 of $200 million of 8 7/8% Notes due 2010 were used to repay short-term and long-term borrowings outstanding under lines of credit.

     In July 2001, we entered into a new five-year $350 million unsecured revolving credit facility that replaced an existing five-year facility completed in 1996. The new revolving facility matures July 3, 2006 and is also available for the issuance of letters of credit. At September 30, 2001, no borrowings were outstanding under the $350 million facility and $61.8 million of letters of credit were outstanding, leaving available capacity of $288.2 million, subject to compliance with customary conditions to borrowing. Also, at September 30, 2001, we had $100.0 million of uncommitted lines of credit with no outstanding borrowings. Under other unsecured facilities, $75.1 million in letters of credit and bank guarantees were outstanding at September 30, 2001.

     On August 13, 2001, EWA was required to suspend its air carrier operations as part of a settlement agreement with the FAA. As described above under "Consolidated Results of Operations--Emery Worldwide-- Regulatory Matters", events relating to the grounding of EWA's fleet may result in defaults under, among other things, our $350 million revolving credit facility and the agreements pursuant to which EWA leases a substantial majority of its aircraft. These defaults could require that we repay any outstanding borrowings and replace outstanding letters of credit under our credit facility and make substantial termination payments under these aircraft leases. In addition, if these or other events were to result in certain reductions in the credit ratings on our long-term senior debt, we may be required to repay certain outstanding indebtedness issued by the TASP. There can be no assurance that we would have sufficient funds to repay these borrowings or other indebtedness, to replace these letters of credit, or to make payments to the lessors under these aircraft leases or that we would be able to arrange financing for those purposes. Moreover, upon the occurrence of a default under our revolving credit facility, we would be prohibited from making additional borrowings thereunder. There can be no assurance that we would be able to obtain the necessary waivers or amendments from the requisite banks under our $350 million bank credit agreement were any breaches of the nature described above to occur. Accordingly, any of these events could have a material adverse effect on our financial condition, including our liquidity, and results of operations.

     Our ratio of total debt to capital increased to 36.5% at September 30, 2001 from 31.4% at December 31, 2000 due primarily to the significant unusual charges described in "Consolidated Results of Operations".

Discontinued Operations
-----------------------

     As described above under "Consolidated Results of Operations," cash flows from the Priority Mail operations have been segregated and classified as net cash flows from discontinued operations in the Statements of Consolidated Cash Flows. As described in Note 2 to the Financial Statements, in 2001 EWA received payments from the USPS related to the discontinued Priority Mail operations. In January 2001, EWA received a $60 million provisional payment toward reimbursable termination costs, as provided under the Termination Agreement signed by EWA and the USPS in November 2000. In September 2001, EWA received a $305 million payment from the USPS, including $235 million to settle all non-termination claims under the Priority Mail contract, as described above under "Consolidated Results of Operations--Discontinued Operations."


CYCLICALITY AND SEASONALITY
===========================

     Our businesses operate in industries that are affected directly by general economic conditions and seasonal fluctuations, both of which affect demand for transportation services. In the trucking and airfreight industries, for a typical year, the months of September and October usually have the highest business levels while the months of January and February usually have the lowest business levels. However, results of operations in September, 2001 were adversely affected by the September 11, 2001 terrorist attacks and the grounding of EWA's fleet of aircraft.

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

     We may be exposed to the effect of interest rate fluctuations in the fair value of our long-term debt and capital lease obligations, as summarized in Notes 4 and 5 of our consolidated financial statements included in our 2000 Annual Report to Shareholders. As described in Note 10 to the Financial Statements, we use interest rate swaps to mitigate the impact of interest rate volatility on cash flows related to operating lease payments and on the fair value of our fixed-rate long-term debt. At September 30, 2001, we had not entered into any derivative contracts to hedge our foreign currency exchange exposure.

ACCOUNTING STANDARDS
====================

     As described in Note 10 to the Financial Statements, we adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. The $3.0 million cumulative effect of adopting the new accounting standard decreased Other Comprehensive Loss.

     In the third quarter and first nine months of 2001, the decline in the estimated fair value of our fair value hedges of $17.1 million and $16.6 million, respectively, resulted in reductions to Other Assets and Long-Term Debt. During the third quarter of 2001, the estimated fair value of cash flow hedges decreased $3.6 million ($2.2 million net of tax). In the first nine months of 2001, the estimated fair value of cash flow hedges declined $7.9 million ($4.8 million net of tax). Changes in the estimated fair value of cash flow hedges were included in Other Assets and Other Comprehensive Income (Loss).

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations", effective July 1, 2001, and SFAS 142, "Goodwill and Other Intangible Assets", effective for CNF on January 1, 2002. SFAS 141 prohibits pooling-of-interests accounting for acquisitions. SFAS 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing.
We are in the process of evaluating the financial statement impact of adoption of SFAS 142.

     In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations", which will be effective for CNF on January 1, 2003. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are in the process of evaluating the financial statement impact of adoption of SFAS 143.

     In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 144 also supercedes the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The effective date for implementation of SFAS 144 is for fiscal years beginning after December 15, 2001; however, early adoption is permitted. SFAS 144 retains many of the fundamental provisions of SFAS 121, but resolves certain implementation issues. We are in the process of evaluating the financial statement impact of adoption of SFAS 144.

     FORWARD-LOOKING STATEMENTS
     --------------------------
     Certain statements included herein constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties, and should not be relied upon as predictions of future events. All statements other than statements of historical fact are forward-looking statements, including any projections of earnings, revenues, tonnage, volumes, income or other financial or operating items, any statements of the plans, strategies, expectations or objectives of the Company or management for future operations or other future items, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements of estimates or belief and any statements or assumptions underlying the foregoing. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", "seeks", "approximately", "intends", "plans", "estimates" or "anticipates" or the negative of those terms or other variations of those terms or comparable terminology or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data and methods that may be incorrect or imprecise and there can be no assurance that they will be realized. In that regard, the following factors, among others and in addition to the matters discussed elsewhere in this document and in the Company's 2000 Annual Report on Form 10-K and other reports and documents filed by the Company with the Securities and Exchange Commission, could cause actual results and other matters to differ materially from those discussed in such forward-looking statements: changes in general business and economic conditions, including the slowdown in the global economy which the Company expects will continue; the creditworthiness of the Company's customers and their ability to pay for services rendered; increasing competition and pricing pressure; changes in fuel prices; the effects of the continued suspension or possible cessation of the operations of Emery Worldwide Airlines' (EWA) fleet of aircraft, including the expense of using aircraft operated by other air carriers in Emery's North American operations, the possibility of additional charges, relating to the further reduction of its fleet of aircraft or the possibility of defaults under debt instruments and aircraft leases, and the possibility of future loss of business due to publicity surrounding the grounding of EWA's fleet of aircraft; uncertainties regarding EWA's ability to recover all termination costs relating to the termination of its former Priority Mail contract with the United States Postal Service (USPS); uncertainties regarding EWA's ability to recover all termination costs and other claims relating to the termination of its former Express Mail contract with the USPS; labor matters, including the grievance by furloughed pilots and crew members discussed below under "Legal Proceedings", renegotiations of labor contracts and the risk of work stoppages or strikes; enforcement of and changes in governmental regulations; environmental and tax matters (including claims made by the Internal Revenue Service with respect to aircraft maintenance tax matters); the Department of Transportation, FAA and Department of Justice investigation relating to Emery Worldwide's handling of hazardous materials; the February 2000 crash of an EWA aircraft and related investigation and litigation; and matters relating to the Company's 1996 spin-off of Consolidated Freightways. As a result of the foregoing, no assurance can be given as to future financial position or results of operations.

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

     The Department of Transportation, through its Office of Inspector General, and the Federal Aviation Administration (FAA) has been conducting an investigation relating to the handling of so-called hazardous materials by Emery. The Department of Justice has joined in the investigation and is seeking to obtain additional information through the grand jury process. The investigation is ongoing and Emery is cooperating fully. The Company is unable to predict the outcome of this investigation.

     On February 16, 2000, a DC-8 cargo aircraft operated by EWA personnel crashed shortly after take-off from Mather Field, near Sacramento, California. The crew of three was killed. The cause of the crash has not been conclusively determined. The National Transportation Safety Board is conducting an investigation. A public hearing originally scheduled for August 22 and 23, 2001 was cancelled and has not been rescheduled. The Company is currently unable to predict the outcome of this investigation or the effect it may have on Emery or the Company.

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

     Con-Way and the Company have been named as defendants in a class action lawsuit filed in Federal District Court in San Francisco for alleged violations of federal and state wage and hour laws regarding classification of freight operations supervisors for purposes of overtime pay. The plaintiff has agreed to settle this lawsuit, subject to court approval, upon payment of a nominal amount by the Company.

     As discussed above under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Consolidated Results of Operations-Emery Worldwide", as a result of EWA's suspension of its air carrier operations on August 13, 2001, EWA furloughed approximately 400 pilots and crew members. Those pilots and crew members are represented by the Air Line Pilots Association ("ALPA") union under a collective bargaining agreement and ALPA has filed a grievance on their behalf protesting the furlough. The grievance seeks reinstatement of their jobs and back pay, and the Company is currently involved in arbitration with respect to these claims. Although the Company believes that these claims are without merit, because this proceeding is at a preliminary stage, the Company is unable to predict the outcome of this matter or the effect it may have on the Company.

     As described in Notes 5 and 11 to the Financial Statements and under "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company is subject to certain legal and administrative proceedings with the IRS and the FAA. There can be no assurance that these proceedings will not have a material adverse effect on the Company's financial condition or results of operations.


ITEM 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             99(a) Computation of Ratios of Earnings (Loss) to Fixed Charges -- For the nine months ended September 30, 2001, earnings were insufficient to cover fixed charges by $355,614 (in thousands). For the nine months ended September 30, 2000, the ratio of earnings to fixed charges was 3.5x.

               (b)    Computation of Ratios of Earnings (Loss) to
                      Combined Fixed Charges-- For the nine months ended September 30, 2001, earnings were insufficient to cover combined fixed charges by $355,614 (in thousands). For the nine months ended September 30, 2000, the ratio of earnings to combined fixed charges was 3.3x.

        (b)  Reports on Form 8-K

             One report on Form 8-K, dated August 14, 2001, was filed during the quarter ended September 30, 2001, reporting a temporary agreement between the FAA and EWA. The agreement is described in "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company (Registrant) has duly caused this Form 10-Q Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CNF Inc.
                                (Registrant)

November 13, 2001               /s/Greg Quesnel
                                Greg Quesnel
                                President, Chief Executive Officer
                                     and Chief Financial Officer