Form 10-K
period 2001-12-31
CNF INC
filed 2002-03-26
CIK 23675

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 2001
                  Commission File Number 1-5046

                            CNF INC.
              Incorporated in the State of Delaware
          I.R.S. Employer Identification No. 94-1444798
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
Aggregate market value of voting stock held by persons other than Directors, Officers and those shareholders holding more than 5% of the outstanding voting stock, based upon the closing price per share Composite Tape on January 31, 2002: $1,232,949,696

 Number of shares of Common Stock outstanding as of February 28, 2002:
                           48,981,828


               DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV

CNF Inc. 2001 Annual Report to Shareholders (only those portions specifically referenced herein are incorporated in this Form 10-
K).

Part III

Proxy Statement dated March 22, 2002 (only those portions referenced specifically herein are incorporated in this Form 10-
K).

                            CNF INC.
                            FORM 10-K
                  Year Ended December 31, 2001
                 ------------------------------


                              INDEX
                              -----

Item                                                   Page
----                                                   ----
                              PART I

1.  Business                                              3
2.  Properties                                           16
3.  Legal Proceedings                                    18
4.  Submission of Matters to a Vote of Stockholders      19

                             PART II

5.  Market for the Registrant's Common Equity and
    Related Stockholder Matters                          20
6.  Selected Financial Data                              20
7.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                20
7A. Quantitative and Qualitative Disclosures about
      Market Risk                                        20
8.  Financial Statements and Supplementary Data          21
9.  Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure                  21

                            PART III

10. Directors and Executive Officers of the Registrant   22
11. Executive Compensation                               23
12. Security Ownership of Certain Beneficial Owners
      and Management                                     23
13. Certain Relationships and Related Transactions       23

                             PART IV

14. Exhibits, Financial Statement Schedules and Reports
      on Form 8-K                                        24

                            CNF INC.
                            FORM 10-K
                  Year Ended December 31, 2001
                  ----------------------------

                             PART I
                             ------

ITEM 1.   BUSINESS

CNF Inc. (formerly Consolidated Freightways, Inc.) and subsidiaries is a management company of global supply chain services incorporated in Delaware in 1958. Following the 1996 spin-off of Consolidated Freightways Corporation, CNF's former less-than-truckload motor carrier, the Company changed its name to CNF Transportation Inc. In 2001, the Company changed its name to CNF Inc.

As used hereinafter, all references to "CNF", "the Registrant", "the Company","we," "us," and "our" and all similar references mean CNF Inc. and its subsidiaries, unless otherwise expressly stated or the context otherwise requires.

CNF is a management company of global supply chain services with operations primarily represented by four reporting segments:

Con-Way Transportation Services (Con-Way) provides regional next-day and second-day less-than-truckload (LTL) freight trucking throughout the U.S., Canada and Mexico, as well as expedited transportation, logistics, air freight forwarding and truckload brokerage services.

Emery Worldwide (Emery) provides expedited and deferred domestic and international heavy air freight services, ocean delivery, and customs brokerage. Internationally, Emery operates primarily as an air freight forwarder using commercial airlines. Prior to the suspension and subsequent cessation of its air carrier operations in the fourth quarter of 2001, Emery provided air transportation services in North America using owned and leased aircraft operated by Emery Worldwide Airlines (EWA) and owned and leased aircraft operated by third parties. EWA, a separate subsidiary of CNF, is included in the Emery Worldwide reporting segment, except that EWA's operations under a contract (the "Priority Mail contract") with the United States Postal Service (USPS) for the sortation and transportation of Priority Mail are reported separately as discontinued operations as a result of the termination of that contract in November 2000. Since the suspension in August 2001 and subsequent cessation of EWA's air carrier operations, Emery has been utilizing aircraft operated by third parties and its existing dedicated ground fleet to provide its services. See "Emery Worldwide - Restructuring Charges," and "Emery Worldwide - Regulatory Matters." Through other business units, Emery also provides customs brokerage, ocean container services, and logistics services.

Menlo Logistics (Menlo) provides integrated contract logistics services, including the development and management of complex distribution networks, and supply chain engineering and consulting.

The Other segment in 2001 included the operating results of Road Systems, a trailer manufacturer, Vector SCM, and certain corporate items. Vector SCM is a joint venture formed with General Motors in December 2000 to provide logistics services to General Motors. CNF owns a majority of the Vector SCM joint venture; however, the operating results of Vector SCM are reported in the Other segment as an equity method investment based on General Motors' ability to control certain operating decisions. In 2000, the Other reporting segment included the operating results of Road Systems and Vector SCM. In 1999, the Other reporting segment included Road Systems, a gain from a corporate legal settlement and, prior to the sale of its assets in May 1999, VantageParts, CNF's former wholesale distributor of truck parts and supplies.

As described under "Discontinued Operations," EWA's operations under a Priority Mail contract with the USPS are reflected as discontinued operations due to the termination of the contract, effective January 7, 2001.

As described below in "Emery Worldwide - Restructuring Charges," CNF announced on December 5, 2001 that Emery in 2002 would become part of CNF's new Menlo Worldwide group of supply chain service providers and would continue to provide full North American freight forwarding services utilizing aircraft operated by other air carriers and its existing dedicated ground fleet. As a result, beginning with the first quarter of 2002, CNF's operations will consist of three primary lines of business: Con-Way, Menlo Worldwide, and Other.

In compliance with Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information", CNF discloses segment information in the manner in which the components are organized for making operating decisions, assessing performance and allocating resources. For financial information concerning CNF's reporting segments, refer to Note 15 to the Consolidated Financial Statements contained in the CNF 2001 Annual Report to Shareholders, which Note is incorporated herein by reference.

CNF's operations are primarily conducted in the U.S. but to an increasing extent are conducted in foreign countries. For geographic group information, also refer to Note 15 to the Consolidated Financial Statements contained in the CNF 2001 Annual Report to Shareholders, which Note is incorporated herein by reference.

---------------------
CONTINUING OPERATIONS
---------------------

Con-Way Transportation Services
-------------------------------

The Con-Way reporting segment comprises Con-Way Transportation
Services Inc. and its subsidiaries.

Con-Way Regional Carriers

Con-Way's primary business units are three regional LTL motor carriers that operate regional trucking networks. These regional LTL carriers principally serve core geographic territories with next-day and second-day service to manufacturing, industrial, commercial and retail business-to-business customers.

Con-Way's regional carriers include Con-Way Central Express
(CCX), which serves 25 states in the central and northeast U.S., Ontario and Quebec, Canada and Puerto Rico; Con-Way Southern Express (CSE), which serves a 12-state southern market from Texas to Virginia and Florida, and also operates in Puerto Rico and parts of Mexico; and Con-Way Western Express (CWX), which serves 13 western states and parts of Canada and Mexico.

Con-Way offers coast-to-coast service in all 50 states by fully linking its three regional carriers. Con-Way refers to this linked service as joint service. This permits Con-Way's regional carriers to provide full service throughout the U.S. and to some major cities in Canada. By offering joint services, the regional carriers provide next-day and second-day freight delivery between their respective core territories utilizing existing infrastructure. The joint service allows each regional carrier to provide service into other regions on routes that would not otherwise be serviced as part of its core territory.

Con-Way NOW, Con-Way Logistics and Con-Way Air Express

Con-Way NOW specializes in time-definite shipments, such as replacement parts, medical equipment and other urgent shipments, where expedited delivery is critical. Con-Way NOW has delivery service in 48 states and parts of Canada.

In 1998, Con-Way created Con-Way Logistics (formerly Con-Way Integrated Services) to provide logistics solutions to customers. Con-Way Logistics offers integrated supply chain services for shippers, using its own warehouses, transportation provided by other ground and air carriers as well as Con-Way's regional carriers, and alliances with leading supply chain software firms to offer semi-customized solutions configured to its customers' needs.

In May 2001, Con-Way opened Con-Way Air Express (CAX), an air freight forwarder that arranges freight shipments using transportation provided by other operators, including commercial airlines, dedicated air operators and drayage companies. Through an agency network and connections with other Con-Way components, CAX provides full coverage in the United States and Puerto Rico.

In January 2002, Con-Way announced the opening of Con-Way FULL
LOAD, a truckload brokerage operation that will provide truckload services in the United States and parts of Canada through contract arrangements with numerous truckload fleet operators.

Prior to the sale of most of its assets in August 2000, Con-Way
Truckload Services (CWT) was a full-service, multi-modal truckload company that provided door-to-door delivery of truckload shipments.

Con-Way - Competitive Conditions

The trucking, logistics, and air freight forwarding industries are intensely competitive. Principal competitors of Con-Way include regional and national LTL companies. Competition in the trucking industry is based on freight rates, service, reliability, transit times and scope of operations.

Emery Worldwide
---------------

The Emery Worldwide reporting segment includes the combined accounts of Emery Air Freight Corporation and its subsidiaries
(EAFC), a portion of the operations of Emery Worldwide Airlines, Inc. (EWA), and Emery Expedite!, Inc. CNF is the owner of 100% of the outstanding shares of these companies.

Emery provides expedited and deferred domestic and international heavy air freight services, ocean container services, and customs brokerage. Internationally, Emery operates primarily as an air freight forwarder using commercial airlines. Prior to the suspension and subsequent cessation of its air carrier operations in the fourth quarter of 2001, Emery provided air transportation services in North America using owned and leased aircraft operated by EWA and owned and leased aircraft operated by third parties. EWA, a separate subsidiary of CNF, is included in the Emery Worldwide reporting segment except for EWA's operations under the Priority Mail contract, which are reported separately as discontinued operations. Since the suspension in August 2001 and subsequent cessation of EWA's air carrier operations, Emery has been utilizing aircraft operated by third parties and EAFC's existing dedicated ground fleet to provide its services. See "Emery Worldwide - Restructuring Charges," and "Emery Worldwide - Regulatory Matters," below.

Restructuring Charges

In June 2001, Emery began an operational restructuring to align it with management's estimates of future business prospects for domestic heavy air freight and address changes in market conditions, which had deteriorated due to a slowing domestic economy, loss of EWA's contracts with the USPS to transport Express Mail (refer to "-Express Mail Contract" below) and Priority Mail (refer to "Discontinued Operations" below) and, to a lesser extent, loss of business to ground transportation providers. The $340.5 million restructuring charge recognized in the second quarter of 2001 consisted primarily of non-cash impairment charges and estimated future cash expenditures related primarily to the return to the lessors of certain aircraft leased to Emery and the termination of the related leases.

As described below under "-Regulatory Matters," the Federal Aviation Administration (FAA) required EWA to suspend its air carrier operations on August 13, 2001. In response to the FAA action, as well as the effects of the September 11 terrorist attacks and a deepening global economic recession, Emery's management re-evaluated Emery's restructuring plan. CNF announced on December 5, 2001 that Emery in 2002 would become part of CNF's new Menlo Worldwide group of supply chain service providers and would continue to provide full North American freight forwarding services utilizing aircraft operated by other air carriers instead of EWA's fleet of aircraft, and that EWA would cease air carrier operations. In connection with the revised restructuring plan, in the fourth quarter of 2001 Emery recognized additional restructuring charges of $311.7 million for the planned disposal of leased aircraft, cessation of EWA's remaining operations, employee separation costs, and other costs. Refer to the information appearing under the captions "Emery Worldwide - Restructuring Charges" and "Liquidity and Capital Resources - Restructuring Charges and Regulatory Matters" under "Management's Discussion and Analysis" contained in the 2001 Annual Report to Shareholders, which information is incorporated herein by reference.

Regulatory Matters

Until August 13, 2001, EWA operated as an airline. Although EWA has ceased air carrier operations, EWA still has an air carrier certificate issued by the FAA and is subject to maintenance, operating and other safety-related regulations promulgated by the FAA and is subject to FAA inspections. Based on issues identified during inspections conducted by the FAA, on August 13, 2001 EWA was required to suspend its air carrier operations as part of an interim settlement agreement with the FAA. As described above, CNF announced on December 5, 2001 that EWA was ceasing its air carrier operations. Since EWA's suspension of its air carrier operations on August 13, 2001, Emery has been providing freight forwarding service to its customers in North America by utilizing aircraft operated by other air carriers. Emery intends to continue to use aircraft operated by third parties and its existing dedicated ground fleet to provide freight forwarding service to its customers in North America. Refer to the information appearing under the captions "Emery Worldwide - Regulatory Matters" and "Liquidity and Capital Resources - Restructuring Charges and Regulatory Matters" under "Management's Discussion and Analysis" contained in the 2001 Annual Report to Shareholders, which information is incorporated herein by reference.

Express Mail Contract

In January 2001, the USPS and Federal Express Corporation (FedEx) announced an exclusive agreement under which FedEx will transport Express Mail and Priority Mail. EWA transported Express Mail and other classes of mail for the USPS under a contract (the "Express Mail contract"), which was originally scheduled to expire in January 2004; however, the USPS terminated the Express Mail contract effective August 26, 2001.

As described below under "Discontinued Operations," on November 3, 2000, EWA and the USPS announced an agreement (the "Termination Agreement") to terminate their contract for the transportation and sortation of Priority Mail (the "Priority Mail contract"). On September 26, 2001, EWA entered into an agreement with the USPS to settle claims relating to the Priority Mail contract with the USPS (the "Settlement Agreement"). Under the Settlement Agreement, EWA received a $235 million payment from the USPS on September 28, 2001 to settle all non-termination claims under the Priority Mail contract. Under the Settlement Agreement, on September 28, 2001, EWA also received a $70 million provisional payment from the USPS for termination costs and other claims related to the Express Mail contract. The Settlement Agreement provides for the provisional payment to be adjusted if actual termination costs and other agreed upon claims relating to the Express Mail contract are greater or less than $70 million, in which case either the USPS will be required to make an additional payment with interest or EWA will be required to return a portion of the provisional payment with interest to the USPS.

The Settlement Agreement provides that the total amount payable by the USPS for termination costs and other claims relating to the Express Mail contract may not exceed $150 million. On December 14, 2001, EWA filed a termination settlement proposal with the USPS for recovery of EWA's costs of providing service under the terminated Express Mail contract as well as costs incurred by EWA's subcontractors for performing services under the Express Mail contract. Any recovery of such costs would be offset in whole or in part by the $70 million provisional payment received in 2001.

In 2001, Emery recognized revenue of $117.0 million from the transportation of mail under the Express Mail contract, compared to $229.1 million in 2000 and $226.2 million in 1999. Operating income from the Express Mail contract in 2001 was $6.3 million compared to $28.2 million in 2000 and $35.5 million in 1999.

In addition to mail transported under the Express Mail contract, EWA also transported mail under other separate contracts with the USPS. Excluding revenue from the Priority Mail contract, which is described under "Discontinued Operations", total revenue from EWA's Express Mail contract and other contracts with the USPS was $144.0 million in 2001, $258.2 million in 2000, and $252.6 million in 1999.

Emery Air Freight Corporation - International

Internationally, Emery operates as an air freight forwarder using mostly commercial airlines. (International business comprises shipments that either originate or terminate outside of the United States). EAFC provides services internationally through foreign subsidiaries, branches, service centers and agents.

EAFC's expansion plans have been focused on international operations due to the expectation of greater opportunities in an expanding worldwide economy and the generally lower capital requirements of its variable-cost-based international operations. From 1996 to 2001, EAFC's international air freight revenue, including fuel surcharges, increased at an average annual rate of 6.2%, compared with a 5.6% average annual rate of decline, including fuel surcharges, in North American air freight revenue for the same period. For 2001, international airfreight revenue, including fuel surcharges, was $1.05 billion or 58.3% of Emery's total airfreight revenue.

Emery Air Freight Corporation - North America

Following the suspension and subsequent cessation of EWA's air carrier operations in 2001, EAFC has continued to provide full North American freight forwarding services utilizing aircraft operated by other air carriers instead of EWA's fleet of aircraft. EAFC's hub-and-spoke system is centered at the Dayton, Ohio International Airport, where its leased air cargo facility (the Hub) and related support facilities are located. The Hub handles a wide variety of shipments, ranging from small packages to heavyweight cargo. While Emery's freight system is designed to handle parcels, packages and shipments of a variety of sizes and weights, its air freight operations are focused primarily on heavy air freight (defined as shipments of 70 pounds or more).
In addition to the Hub, EAFC operates nine regional hubs, strategically located around the United States, and a system of service centers and sales offices.

Emery Expedite!, Emery Ocean Services, Emery Customs Brokerage, and Emery Global Logistics

Emery has established several variable-cost-based "strategic business units" to enhance the range of services it can offer to its customers. Emery Expedite! is a rapid-response freight-handling subsidiary providing door-to-door delivery of shipments in North America and overseas. Emery Ocean Services provides global less-than-container, full-container and charter services. Emery Customs Brokerage provides full-service customs clearance regardless of mode or carrier. Emery Global Logistics operates North American and international warehouses and distribution centers for a variety of customers. In connection with the announcement of the new Menlo Worldwide group described above, Emery Global Logistics in 2002 will be integrated with Menlo Logistics.

Competition

The air freight industry is intensely competitive. Principal competitors of Emery include integrated air freight carriers, air freight forwarders and international airlines and, to a lesser extent, trucking companies and passenger and cargo air carriers. Competition in the air freight industry is based on, among other things, freight rates, quality of service, reliability, transit times and scope of operations.

Outlook

As described above, CNF on December 5, 2001 announced that Emery would become part of CNF's new Menlo Worldwide group effective in 2002 and would continue to provide North American freight forwarding services utilizing aircraft operated by other air carriers instead of EWA's fleet of aircraft, and that EWA would cease air carrier operations. As a result, John Williford, President of the Menlo Worldwide group of supply chain service providers, will have responsibility for the newly-aligned Emery Forwarding business unit. Chutta Ratnathicam, Emery's former Chief Executive Officer, returned to his former position as CNF's Chief Financial Officer. Management will continue Emery's focus on expanding its variable-cost-based international operations and actively renegotiating airhaul rates in an effort to improve international operating margins. In North America, management will continue to position Emery as a freight forwarder utilizing aircraft operated by other carriers. As a result, management expects a more flexible variable-cost-based operating structure in North America with an increase in second-day and deferred services. Management will continue its efforts to reduce Emery's North American cost structure, including the service center and hub network.

Menlo Logistics
---------------

The Menlo reporting segment comprises Menlo Logistics, Inc., which was founded in 1990, and its subsidiaries (Menlo). Menlo specializes in developing and managing complex national and global supply and distribution networks, including transportation management, dedicated contract warehousing and dedicated contract carriage. In serving its customers, Menlo uses and develops logistics optimization and customer order and shipment tracking software, and also provides real-time warehouse, transportation and order management systems. Menlo has developed the ability to link these systems with its customers' internal systems.

Menlo believes that its technology skills, operations processes, and design expertise with sophisticated logistics systems have established it as a leader in the field of contract logistics and has provided it with a competitive advantage in managing carrier networks, dedicated vehicle fleets and automated warehouses as an integrated system.

Menlo believes that three industry trends have contributed to its growth. First, Menlo believes a number of businesses are increasingly evaluating their overall logistics costs, including transportation, warehousing and inventory carrying costs.
Second, outsourcing of non-core services, such as distribution, has become more commonplace with many businesses. Finally, Menlo believes the ability to access information through computer networks has increased the value of capturing real-time logistics information to track inventories, shipments and deliveries.

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

In 2001, three customers individually accounted for 19%, 13%, and 12% of Menlo's revenues, respectively. The loss of significant revenue from any of Menlo's major customers by termination of the customer relationship for any reason, including the business failure of the customer, could negatively affect Menlo's results of operations. Refer to the information appearing under the caption "Menlo Worldwide - Loss from the Business Failure of a Customer" under Management's Discussion and Analysis" contained in the 2001 Annual Report to Shareholders, which information is incorporated herein by reference.

Menlo seeks to reduce its reliance on individual customers through continued growth in its customer base and will also continue to evaluate the credit-worthiness of its customers. Menlo generally seeks to reduce risks related to the termination of a customer relationship, for reasons other than the business failure of a customer, by requiring that any facility or major equipment lease that it enters into on behalf of a customer must be assumed by the customer upon termination of the contract with Menlo. In addition, Menlo's logistics contracts generally require that, if a customer terminates a contract, the customer must purchase from Menlo any contract-specific assets purchased by Menlo in order to provide service under the contract.

Menlo - Competition

Menlo operates in the intensely competitive third-party logistics industry. Competition for larger projects is generally based on computer system skills and the ability to rapidly implement logistics solutions. Competitors in the logistics industry are numerous and include domestic and foreign logistics companies and the logistics arms of integrated transportation companies; however, Menlo primarily competes against a limited number of major competitors that have resources sufficient to service large logistics contracts.

Outlook

As described above, CNF on December 5, 2001 announced the formation of CNF's new Menlo Worldwide group effective in 2002, which will consist of Menlo Logistics, Emery Forwarding, Vector SCM, and Menlo Worldwide Technologies, a new information technology, supply chain engineering and consulting unit of Menlo Worldwide. Menlo Worldwide's strategy is intended to capitalize on the growth prospects of the global supply chain management market by providing customers around the world with a full range of logistics services from a single source. Menlo's management believes that its customers will benefit from being a part of Emery's extensive worldwide network and from Emery's extensive international logistics projects and locations, which will be absorbed into the new organization.

Other Segment
-------------
In 2001, the Other segment included the operating results of Road Systems, Vector SCM and other corporate items. In 2000, the Other reporting segment included the operating results of Road Systems and Vector SCM. In 1999, the Other reporting segment included Road Systems, a gain from a corporate legal settlement, and prior to the sale of its assets in May 1999, VantageParts.

Road Systems and VantageParts

A majority of the revenue from Road Systems and, prior to the sale of its assets in May 1999, VantageParts, was from sales to other CNF subsidiaries and to Consolidated Freightways Corporation, CNF's former less-than-truckload motor carrier that was spun-off to CNF's shareholders in 1996. Road Systems primarily manufactures and rebuilds trailers, converter dollies and other transportation equipment.

Prior to the sale of its assets in May 1999, VantageParts served as a distributor and remanufacturer of vehicle component parts and accessories to the heavy-duty truck and trailer industry.

Vector SCM

In December 2000, General Motors (GM) and CNF formed a joint venture company called Vector SCM (supply chain management). Vector SCM was established to reduce GM's supply chain costs and improve GM's supply chain management by bringing increased speed, flexibility and reliability to GM's global supply chain, including shipment of parts to manufacturing plants and its vehicles to dealers. With more dependable deliveries, GM's goal is to build a vehicle to schedule when necessary and deliver that vehicle as promised to the consumer with a shortened cycle time.

Vector SCM provides logistics services through the development and implementation of technology and physical infrastructure to provide end-to-end visibility of the progression of products and materials through GM's supply chain. Under the terms of the joint venture agreement, the transition of GM's logistics services and management to Vector SCM is expected to occur over the three-year period from 2001 through 2003. In the first full contract year, logistics services in North America included a redesign of processes related to inbound production materials, vehicle distribution and visibility, premium transportation, international export/import and rail operations monitoring. Vector SCM implementation is expected to expand to other regions in varying degrees in accordance with regional business requirements.

Under the terms of the joint venture agreement, CNF would share in any savings realized by GM as a result of reductions in its supply chain costs. CNF owns a majority of the Vector SCM joint venture; however, the operating results of Vector SCM are reported in the Other segment as an equity method investment based on GM's ability to control certain operating decisions.

-----------------------
DISCONTINUED OPERATIONS
-----------------------

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

The USPS agreed to reimburse EWA for Priority Mail contract termination costs, including costs of contract-related equipment, inventory, and operating lease commitments, up to $125 million (the "Termination Liability Cap"). On January 7, 2001, the USPS paid EWA $60 million toward the termination costs. The Termination Agreement provides for this provisional payment to be adjusted if actual termination costs are greater or less than $60 million, in which case either the USPS will be required to make an additional payment with interest or EWA will be required to return a portion of the provisional payment with interest to the USPS. The Termination Agreement preserved EWA's right to pursue claims for underpayment of other amounts owed to EWA under the contract, which were ultimately settled in September 2001 as described below. CNF believes that contract termination costs incurred by EWA are reimbursable under the Termination Agreement and do not exceed the Termination Liability Cap. However, there can be no assurance EWA will receive any additional payments relating to these termination costs or that all termination costs incurred by EWA will be recovered.

On September 26, 2001, EWA entered into an agreement with the USPS to settle claims relating to the underpayment of amounts owed to EWA under the Priority Mail contract (the "Settlement Agreement"). Under the Settlement Agreement, EWA received a $235 million payment from the USPS on September 28, 2001 to settle all non-termination claims under the Priority Mail contract. These claims were to recover costs of operating under the contract as well as profit and interest thereon. The Priority Mail Termination Agreement described above is unaffected by the Settlement Agreement.

Under the Settlement Agreement, on September 28, 2001, EWA also received a $70 million provisional payment from the USPS to provisionally pay EWA for termination costs and other claims related to EWA's Express Mail contract, which was terminated by the USPS in August 2001 as described above under "Emery Worldwide-Express Mail Contract." Results of the Express Mail contract are included in the Emery Worldwide reporting segment and are therefore not reported under "Discontinued Operations."

As a result of the termination of the Priority Mail contract, the results of operations, net assets, and cash flows of the Priority Mail operations have been segregated and classified as discontinued operations. Summary financial data and related information are included in Note 2 to the Consolidated Financial Statements contained in the 2001 Annual Report to Shareholders, which Note 2 is incorporated herein by reference.


GENERAL
-------

Employees

At December 31, 2001, CNF's operations had approximately 26,100 regular full-time employees. Regular full-time employees by segment were as follows: Con-Way, 15,200; Emery Worldwide, 7,700; Menlo, 2,100; Other segment, 1,100. Of the 1,100 regular full-time employees included in the Other segment, approximately 800 were employed by CNF in executive, administrative and technology positions to support CNF's operating subsidiaries.

Seasonality

CNF operates in industries that are affected directly by general economic conditions and seasonal fluctuations, both of which affect demand for transportation services. In a typical year for the trucking and air freight industries, the months of September and October usually have the highest business levels while the months of January and February usually have the lowest business levels.

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

Regulation - Air Transportation

The air transportation industry is subject to extensive regulation by various federal, state and foreign governmental entities. The industry is subject to federal regulation under the Federal Aviation Act of 1958, as amended (Aviation Act) and regulations issued by the DOT pursuant to the Aviation Act.
EAFC, as an air freight forwarder, is exempt from most DOT economic regulations and is not subject to Federal Aviation Administration (FAA) safety regulations, except security-related rules. Although EWA ceased air carrier operations on August 13, 2001, EWA still has an air carrier certificate issued by the FAA and is subject to maintenance, operating and other safety-related regulations promulgated by the FAA and is subject to FAA inspections. See the information appearing under the caption
"Emery Worldwide - Regulatory Matters" under Management's
Discussion and Analysis" contained in the 2001 Annual Report to Shareholders, which information is incorporated herein by reference.

During recent years, operations at several airports have been subject to restrictions or curfews on arrivals or departures during certain night-time hours designed to reduce or eliminate noise for surrounding residential areas. None of these restrictions has materially affected Emery's operations. If such restrictions were to be imposed with respect to the airports at which EAFC's activities are centered (particularly EAFC's major Hub at the Dayton International Airport), and no alternative airports were available to serve the affected areas, there could be a material adverse effect on Emery's operations.

Regulation - Environmental

CNF is subject to stringent laws and regulations that (i) govern activities or operations that may have adverse environmental effects such as discharges to air and water, as well as handling and disposal practices for solid and hazardous waste, and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous materials. In particular, under applicable environmental laws, CNF may be responsible for remediation of environmental conditions and may be subject to associated liabilities (including liabilities resulting from lawsuits brought by private litigants) relating to its operations and properties. Environmental liabilities relating to CNF's properties may be imposed regardless of whether CNF leases or owns the properties in question and regardless of whether such environmental conditions were created by CNF or by a prior owner or tenant, and also may be imposed with respect to properties which CNF may have owned or leased in the past.

CNF's operations involve the storage, handling and use of diesel and jet fuel and other hazardous substances. In particular, CNF is subject to stringent environmental laws and regulations dealing with underground fuel storage tanks and the transportation of hazardous materials. CNF has been designated a Potentially Responsible Party (PRP) by the EPA with respect to the disposal of hazardous substances at various sites. CNF expects that its share of the clean-up costs will not have a material adverse effect on CNF's financial condition or results of operations.

ITEM 2.   PROPERTIES

---------------------
CONTINUING OPERATIONS
---------------------

Con-Way Transportation Services Segment
---------------------------------------

As of December 31, 2001, Con-Way's regional carriers operated 332 freight service centers, of which 103 were owned and 229 were leased. The service centers, which are strategically located to cover the geographic areas served by Con-Way, represent physical buildings and real property with dock, office and/or shop space ranging in size from approximately 1,400 to 229,000 square feet. These facilities do not include meet-and-turn points, which generally represent small owned or leased real property with no physical structures. The total number of trucks, tractors and trailers utilized by the Con-Way regional carriers at December 31, 2001 was approximately 27,400.

In addition, Con-Way Logistics at December 31, 2001 leased 7 warehouses near Mira Loma, California; Chicago, Illinois;
Atlanta, Georgia; Cranbury, New Jersey; Tigard, Oregon; Houston,
Texas; and Dallas, Texas. The warehouses range in size from approximately 25,000 to 240,000 square feet.

As of December 31, 2001, Con-Way Air Express operated 14 leased warehouse and service center facilities ranging in size from 4,800 square feet to 11,000 square feet.

Emery Worldwide Segment
-----------------------

Emery's hub system is centered at the Dayton, Ohio International Airport (the Hub), where its leased air cargo facility and related support facilities are located. The Hub, which encompasses approximately 800,000 square feet, was financed by City of Dayton, Ohio revenue bonds, of which $108 million in principal amount was outstanding as of December 31, 2001. The Hub and related property secures the industrial revenue bonds.

As of December 31, 2001, EAFC operated 121 freight facilities in North America, including service centers and logistics warehouses, of which 15 were owned and 106 were leased. The freight service centers are strategically located to cover the geographic areas served by Emery. These facilities range in size from approximately 1,000 to 112,000 square feet of office, dock and/or shop space. At December 31, 2001, Emery operated approximately 100 leased facilities in international locations, including service centers, logistics warehouses and office space. At December 31, 2001, EAFC operated approximately 1,500 trucks, tractors and trailers, as well as equipment provided by its agents.

In addition, Emery Global Logistics at December 31, 2001 leased 6 warehouses in Los Angeles and Milpitas, California; Mt. Vernon, New York; Vandalia, Ohio; Allentown, Pennsylvania; and Saltillo, Mexico ranging in size from 5,200 square feet to 170,000 square feet.

As described above under "Emery Worldwide - Restructuring Charges", CNF announced on December 5, 2001 that EWA would cease air carrier operations and that Emery would continue to provide full North American freight forwarding services utilizing aircraft operated by other air carriers instead of EWA's fleet of aircraft, including 11 aircraft leased by Emery and operated by another air carrier. As a result of the cessation of EWA's air carrier operations, 37 aircraft leased by EWA were grounded and placed in storage at December 31, 2001.

As described above under "Emery Worldwide - Express Mail Contract", the USPS terminated the Express Mail contract effective August 26, 2001. As a result, 18 aircraft owned by EWA and previously used in providing service under the Express Mail contract were grounded and placed in storage at December 31, 2001. On December 14, 2001, EWA filed a termination settlement proposal with the USPS for recovery of EWA's costs of providing service under the terminated Express Mail contract, including costs related to owned aircraft.


Menlo Logistics Segment
-----------------------

As of December 31, 2001, Menlo operated 42 warehouses. Of these warehouses operated by Menlo, 26 were leased by Menlo and 16 were leased or owned by Menlo's clients. The 26 facilities leased by Menlo ranged in size from approximately 12,000 to 311,000 square feet.

At December 31, 2001, Menlo operated approximately 500 trucks, tractors and trailers.

Other Segment
-------------

Principal properties of the Other segment include CNF's leased executive offices in Palo Alto, California, and its Administrative and Technology (AdTech) Center in Portland, Oregon. As of December 31, 2001, CNF's administrative and technology employees were located at three owned AdTech Center buildings comprising approximately 476,000 square feet.

-----------------------
DISCONTINUED OPERATIONS
-----------------------

As described above in Item 1, "Discontinued Operations", the USPS has agreed to reimburse CNF for Priority Mail contract termination costs, including costs of contract-related equipment, inventory and operating lease commitments. Reimbursement by the USPS is subject to the Termination Liability Cap and the terms discussed above.

ITEM 3.   LEGAL PROCEEDINGS

Certain legal proceedings of CNF are summarized in Note 14 to the Consolidated Financial Statements contained in the 2001 Annual Report to Shareholders, which Note is incorporated herein by reference. Discussion of environmental matters is presented in
Item 1 above.

The Department of Transportation, through its Office of Inspector General, and the FAA have been conducting an investigation relating to the handling of so-called hazardous materials by Emery. The Department of Justice has joined in the investigation and is seeking to obtain additional information through the grand jury process. The investigation is ongoing and Emery is cooperating fully. CNF is unable to predict the outcome of this investigation.

EWA has received subpoenas issued by federal grand juries in Massachusetts and the District of Columbia, and the USPS Inspector General for documents relating to the Priority Mail contract. EWA has provided, and is continuing to provide, the documents.

On February 16, 2000, a DC-8 cargo aircraft operated by EWA personnel crashed shortly after take-off from Mather Field, near Sacramento, California. The crew of three was killed. The cause of the crash has not been conclusively determined. The National Transportation Safety Board (NTSB) is conducting an investigation. EWA has been informed that a NTSB hearing has been scheduled for May 9, 2002, although EWA has not yet received a formal notice of hearing for that date. EWA is currently unable to predict the outcome of this investigation or the effect it may have on Emery or CNF.

Emery, EWA and CNF have been named as defendants in wrongful death lawsuits brought by the families of the three deceased crew members, seeking compensatory and punitive damages. Emery, EWA and CNF also may be subject to other claims and proceedings relating to the crash, which could include other private lawsuits seeking monetary damages and governmental proceedings. Although Emery, EWA and CNF maintain insurance that is intended to cover claims that may arise in connection with an airplane crash, there can be no assurance that the insurance will in fact be adequate to cover all possible types of claims. In particular, any claims for punitive damages or any sanctions resulting from possible governmental proceedings would not be covered by insurance.

As a result of EWA's suspension of its air carrier operations on August 13, 2001, EWA furloughed approximately 400 pilots and crewmembers. Those pilots and crewmembers are represented by the Air Line Pilots Association (ALPA) union under a collective bargaining agreement and ALPA filed a grievance on their behalf protesting the furlough. The grievance sought pay during the course of the suspension. CNF is currently involved in arbitration with respect to this claim. On December 5, 2001, EWA announced that it would cease operating as an air carrier, and in connection therewith terminated the employment of all pilots and crewmembers, bringing the total number of terminated employees in 2001 to 800. EWA is currently engaged in effects bargaining with ALPA regarding EWA's cessation of air carrier operations. In addition, ALPA has filed a grievance on behalf of the pilots and crewmembers protesting the cessation of EWA's air carrier operations and Emery's use of other air carriers. Some aspects of the ALPA matters may be subject to binding arbitration. Based on CNF's current evaluation, management has addressed its estimated exposure related to the ALPA matters. However, CNF cannot predict with certainty the ultimate outcome of these matters.

EWA has been named as a defendant in a lawsuit and arbitration proceeding brought by a subcontractor that operated aircraft under EWA's former Express Mail contract with the USPS. The USPS terminated the Express Mail contract for convenience on August 26, 2001. The subcontractor is seeking $28.5 million and other unspecified damages in connection with such termination. EWA believes it is entitled to and intends to seek recovery from the USPS of any termination costs to which the subcontractor may be entitled.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

Not applicable.

                             PART II
                             -------

Information for Items 5 through 8 of Part II of this Report appears in CNF's 2001 Annual Report to Shareholders on the pages indicated below and the information responsive to the following
Items appearing on those pages is incorporated herein by reference.


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

CNF's common stock is listed for trading on the New York and
Pacific Stock Exchanges under the symbol "CNF".
                                                 Page Number of Annual
                                                Report to Shareholders
                                                ----------------------
Range of common stock prices for each of the quarters in 2001 and
2000                                                                51
Common shareholders of record at December 31, 2001                  53
Common stock dividends for each of the quarters in 2001 and 2000    51


ITEM 6.   SELECTED FINANCIAL DATA

Selected Consolidated Financial Data                                53

ITEM 7.                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS             14-27

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES
      ABOUT MARKET RISK                                            25

Certain statements included or incorporated by reference herein constitute "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties, and should not be relied upon as predictions of future events. All statements other than statements of historical fact are forward-looking statements, including any projections of earnings, revenues, weight, volumes, income or other financial or operating items, any statements of the plans, strategies, expectations or objectives of CNF or management for future operations or other future items, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements of estimates or belief and any statements or assumptions underlying the foregoing. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative of those terms or other variations of those terms or comparable terminology or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data and methods that may be incorrect or imprecise and there can be no assurance that they will be realized. In that regard, the following factors, among others and in addition to the matters discussed elsewhere in this document, in documents incorporated by reference herein and other reports and documents filed by CNF with the Securities and Exchange Commission, could cause actual results and other matters to differ materially from those discussed in such forward-looking statements: changes in general business and economic conditions, including the slowdown in the global economy; the creditworthiness of CNF's customers and their ability to pay for services rendered; increasing competition and pricing pressure; changes in fuel prices; the effects of the cessation of EWA's air carrier operations, including the expense of using aircraft operated by other air carriers in Emery's North American operations while also bearing the cash costs of EWA's grounded aircraft fleet, the possibility of substantial cash payments in connection with the early termination of aircraft leases, the possibility of additional unusual charges and other costs and expenses relating to Emery's operations, existing defaults and possibility of future defaults under aircraft leases, and the possibility of future loss of business due to publicity surrounding the grounding of EWA's fleet of aircraft; the possibility of defaults under CNF's $385 million credit agreement and other debt instruments and aircraft leases, including defaults resulting from additional unusual charges or CNF's failure to perform in accordance with management's expectations, and the possibility that CNF may be required to pledge collateral to secure some of its indebtedness or to repay other indebtedness in the event that the ratings assigned to its long-term senior debt by credit rating agencies are reduced; uncertainties regarding EWA's ability to recover all termination costs relating to the termination of its former Priority Mail contract with the USPS; uncertainties regarding EWA's ability to recover all termination costs and other claims relating to the termination of its former Express Mail contract with the USPS; labor matters, including the grievance by furloughed pilots and crewmembers, renegotiations of labor contracts and the risk of work stoppages or strikes; enforcement of and changes in governmental regulations; environmental and tax matters (including claims made by the Internal Revenue Service with respect to aircraft maintenance tax matters); the Department of Transportation, FAA and Department of Justice investigation relating to Emery Worldwide's handling of hazardous materials; the February 2000 crash of an EWA aircraft and related investigation and litigation; and matters relating to CNF's 1996 spin-off of Consolidated Freightways. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows, or results of operations.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                 Page Number of Annual
                                                Report to Shareholders
                                                ----------------------
Consolidated Balance Sheets                                         28
Statements of Consolidated Operations                               30
Statements of Consolidated Cash Flows                               31
Statements of Consolidated Shareholders' Equity                     32
Notes to Consolidated Financial Statements                       34-51
Selected Quarterly Financial Data                                   51


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                            PART III
                            --------

Information for Items 10 through 12 of Part III of this Report appears in the Proxy Statement for CNF's 2001 Annual Meeting of
Shareholders to be held on April 23, 2002, as indicated below and that information on those pages is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of CNF, their ages at December 31, 2001, and their applicable business experience are as follows:

Gregory L. Quesnel, 53, President and Chief Executive Officer of CNF. Mr. Quesnel joined the CNF organization as Director of Accounting in 1975, following several years of professional experience with major corporations in the petroleum and wood products industries. Mr. Quesnel advanced through increasingly responsible positions and, in 1990, was elected Vice President and Treasurer of CNF; in 1991, he was elected Senior Vice President and Chief Financial Officer; and he was promoted to Executive Vice President and Chief Financial Officer in 1994. As part of a planned succession, Mr. Quesnel was elected President and Chief Operating Officer in July 1997. In May 1998, Mr. Quesnel was named President and Chief Executive Officer of CNF. At that time, he was also elected as a member of the CNF Board of Directors. Mr. Quesnel is a member of the California Business Roundtable and the Conference Board. He also serves as a member of the Executive Committee of the Bay Area Council of the Boy Scouts of America and is a member of the Board of Directors of Potlatch Corporation. Mr. Quesnel earned a bachelor's degree in finance from the University of Oregon and holds a master's degree in business administration from the University of Portland. Mr. Quesnel is a member of the Executive Committee of the Board.

Chutta Ratnathicam, 54, Chief Financial Officer and Senior Vice President of CNF (formerly Chief Executive Officer of Emery Worldwide). Mr. Ratnathicam joined CNF in 1977 as a corporate auditor and following several increasingly responsible positions was named Vice President Internal Audit for CNF in 1989. In 1991, he was promoted to Vice President-International for Emery. In 1997, Mr. Ratnathicam was named Senior Vice President and Chief Financial Officer of CNF. In September 2000, Mr. Ratnathicam was named Chief Executive Officer of Emery Wordwide, succeeding Roger Piazza, who retired. Mr. Ratnathicam returned as Chief Financial Officer of CNF upon Emery in 2002 becoming part of CNF's new Menlo Worldwide group of supply chain service providers.

Gerald L. Detter, 57, President and Chief Executive Officer of Con-Way Transportation Services and Senior Vice President of CNF. Mr. Detter joined the former Consolidated Freightways Corporation of Delaware (CFCD) in 1964 as a dockman and advanced through several positions of increasing responsibility to become Division Manager in Detroit, Michigan in 1976. In 1982, he was named the first President and Chief Executive Officer of Con-Way Central Express. In 1997, Mr. Detter was named to his current position.

Eberhard G.H. Schmoller, 58, Senior Vice President, General Counsel and Corporate Secretary of CNF. Mr. Schmoller joined CFCD in 1974 as a staff attorney and in 1976 was promoted to CFCD Assistant General Counsel. In 1983, he was appointed Vice President and General Counsel of the former CF AirFreight and assumed the same position with Emery after the acquisition in 1989. Mr. Schmoller was named Senior Vice President and General Counsel of CNF in 1993.

John H. Williford, 45, President and Chief Executive Officer of Menlo Worldwide and Senior Vice President of CNF. Mr. Williford joined CNF in 1981 as an Economics/Senior Marketing Analyst. In 1984, he was named Director of Marketing for CNF's international operations and was later appointed Director of Marketing for CNF. Since its inception in 1990, Mr. Williford served as the principal executive in charge of Menlo Logistics, first as General Manager and then as President and Chief Executive Officer. In 1998, Mr. Williford was named Senior Vice President of CNF. In 2002, John Williford was named President and Chief Executive Officer of Menlo Worldwide.

Information regarding members of CNF's Board of Directors is presented on pages 3 through 8, inclusive, of CNF's Proxy
Statement dated March 22, 2002 and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION
                                                       Page Number of
                                                       Proxy Statement
                                                       ---------------
Compensation Information                                            13

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Stock Ownership - Directors and Executive Officers                   9
Stock Ownership - Significant shareholders                          26


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                             PART IV
                             -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a)  1.   FINANCIAL STATEMENTS

     The consolidated financial statements of CNF, together with the Notes to Consolidated Financial Statements, and the report thereon of Arthur Andersen LLP, dated January 25, 2002 (except with respect to the increase in the unsecured revolving credit facility as discussed in Note 5, as to which the date is February 22, 2002), are presented on pages 28 through 52 of CNF's 2001 Annual Report to Shareholders and are incorporated herein by reference. With the exception of the information incorporated by reference in Items 1, 3, 5, 6, 7, 7A, 8 and 14 hereof, CNF's 2001 Annual Report to Shareholders is not to be deemed as filed as part of this Report.

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

     All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements, or the notes thereto, contained in CNF's 2001 Annual Report to Shareholders and incorporated herein by reference.

     3.   EXHIBITS

     Exhibits are being filed in connection with this Report and are incorporated herein by reference. The Exhibit Index on pages E-1 through E-6 is incorporated herein by reference.


(b)  REPORTS ON FORM 8-K

     On August 14, 2001, CNF filed a Report on Form 8-K reporting the suspension of EWA's air carrier operations as part of an interim settlement agreement with the FAA, which is described further in Item 1, "Emery Worldwide - Regulatory
     Matters".

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CNF INC.
                                   (Registrant)

                                   /s/ Gregory L. Quesnel
March 25, 2002                     ---------------------------------
                                   Gregory L. Quesnel
                                   President and Chief Executive
                                   Officer

                                   /s/ Chutta Ratnathicam
March 25, 2002                     ---------------------------------
                                   Chutta Ratnathicam
                                   Senior Vice President and
                                   Chief Financial Officer

                                   /s/ Kevin S. Coel
March 25, 2002                     ---------------------------------
                                   Kevin S. Coel
                                   Controller

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



March 25, 2002                     /s/ Donald E. Moffitt
                                   ---------------------------------
                                   Donald E. Moffitt
                                   Chairman of the Board


                                   /s/ Gregory L. Quesnel
March 25, 2002                     ---------------------------------
                                   Gregory L. Quesnel
                                   President, Chief Executive
                                   Officer and Director


                                   /s/ Robert Alpert
March 25, 2002                     ---------------------------------
                                   Robert Alpert, Director



March 25, 2002                     ---------------------------------
                                   Richard A. Clarke, Director



March 25, 2002                     /s/ Margaret G. Gill
                                   ---------------------------------
                                   Margaret G. Gill, Director


                                   /s/ Robert Jaunich II
March 25, 2002                     ---------------------------------
                                   Robert Jaunich II, Director


                                   /s/ W. Keith Kennedy, Jr.
March 25, 2002                     ---------------------------------
                                   W. Keith Kennedy, Jr., Director

                           SIGNATURES



                                   /s/ Richard B. Madden
March 25, 2002                     ---------------------------------
                                   Richard B. Madden, Director


                                   /s/ Michael J. Murray
March 25, 2002                     ---------------------------------
                                   Michael J. Murray, Director


                                   /s/ Robert D. Rogers
March 25, 2002                     ---------------------------------
                                   Robert D. Rogers, Director


                                   /s/ William J. Schroeder
March 25, 2002                     ---------------------------------
                                   William J. Schroeder, Director


                                   /s/ Robert P. Wayman
March 25, 2002                     ---------------------------------
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


San Francisco, California
March 25, 2002


            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
            ----------------------------------------

To the Shareholders and Board of Directors of CNF Inc.:


We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in CNF Inc.'s 2001 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 25, 2002 (except with respect to the increase in the unsecured revolving credit facility as discussed in Note 5, as to which the date is February 22, 2002). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Schedule II-- Valuation and Qualifying Accounts on page S-2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             /s/Arthur  Andersen LLP
                                             ----------------------
                                             ARTHUR ANDERSEN LLP

San Francisco, California
January 25, 2002

                                   S-2

                                SCHEDULE II

                                  CNF INC.
                     VALUATION AND QUALIFYING ACCOUNTS
                    THREE YEARS ENDED DECEMBER 31, 2001
                               (In thousands)

DESCRIPTION
-----------

ALLOWANCE FOR DOUBTFUL ACCOUNTS


                    ADDITIONS
       ------------------------------------
        BALANCE AT  CHARGED TO CHARGED TO                  BALANCE
        BEGINNING   COSTS AND    OTHER       DEDUCTIONS    AT END
        OF PERIOD    EXPENSES  ACCOUNTS         (a)         PERIOD
        ---------    --------   --------     ----------    -------
2001      $21,722     $17,435    $    -        $(16,482)   $22,675
2000       26,163       9,070         -         (13,511)    21,722
1999       21,098      15,229         -         (10,164)    26,163

(a)  Accounts written off net of recoveries.


ALLOWANCE FOR COSTS OF DISCONTINUED OPERATIONS


                    ADDITIONS
       ------------------------------------
        BALANCE AT  CHARGED TO CHARGED TO                  BALANCE
        BEGINNING   COSTS AND   OTHER        DEDUCTIONS     AT END
        OF PERIOD    EXPENSES  ACCOUNTS                     PERIOD
        ---------    --------   --------     ----------    -------

2001      $22,144      $3,561    $    -       $(22,448)     $3,257
2000           -       22,144    $    -             -       22,144



                               E-1


                        INDEX TO EXHIBITS
                          ITEM 14(a)(3)

Exhibit No.
-----------

(3)  Articles of incorporation and by-laws:

     3.1 CNF Transportation Inc. Certificate of Incorporation, as amended. (Exhibit 4(a) to CNF's registration statement on Form S-3 dated May 6, 1997.*)

      3.2  CNF Transportation Inc. By-laws, as amended
           September 28, 1998 (Exhibit 4(b) to CNF's registration statement on Form S-3 dated November 10, 1998.*).

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

     4.6 Declaration of Trust of the Trust (Exhibit 4(k) to CNF's Amendment 1 to Form S-3 dated May 30, 1997*)

     4.7  Form of Amended and Restated Declaration of Trust of the
           Trust, including form of Trust Preferred Security. (Exhibit 4(l) to CNF's Amendment 1 to Form S-3 dated May 9, 1997*)

     4.8 Form of Guarantee Agreement with respect to Trust Preferred Securities. (Exhibit 4(m) to CNF's Amendment 1 to Form S-3 dated May 30, 1997*)
                               E-2

     4.9  Form of Indenture between CNF Transportation Inc. and Bank
           One Trust Company, National Association (Exhibit 4(d)(i) to CNF's Form 8-K dated March 3, 2000*).

     4.10 Form of Security for 8 7/8% Notes due 2010 issued by CNF Transportation Inc. (Exhibit 4(i) to CNF's Form 8-K dated March 3, 2000*).

     Instruments defining the rights of security holders of long-term debt of CNF Transportation Inc., and its subsidiaries for which financial statements are required to be filed with this Form 10-K, of which the total amount of securities authorized under each such instrument is less than 10% of the total assets of CNF Transportation Inc. and its subsidiaries on a consolidated basis, have not been filed as exhibits to this Form 10-K. CNF agrees to furnish a copy of each applicable instrument to the Securities and Exchange Commission upon request.


(10) Material contracts:

     10.1 Consolidated Freightways, Inc. Long-Term Incentive Plan of
           1988 as amended through Amendment 3. (Exhibit 10.2 as filed on Form SE dated March 25, 1991*#)

     10.2 Consolidated Freightways, Inc. Stock Option Plan of 1988 as amended. (Exhibit 10(i) to CNF's Form 10-K for the year ended December 31, 1987 as amended in Form S-8 dated December 16, 1992*#)

     10.3 Emery Air Freight Plan for Retirees, effective October 31, 1987. (Exhibit 4.23 to the Emery Air Freight Corporation Quarterly Report on Form 10-Q dated November 16, 1987**)

     10.4 Consolidated Freightways, Inc. Common Stock Fund (formerly
           Emery Air Freight Corporation Employee Stock Ownership Plan, as effective October 1, 1987 ("ESOP"). (Exhibit 4.33 to the Emery Air Freight Corporation Annual Report on Form 10-K dated March 28,1988**)

     10.5 Employee Stock Ownership Trust Agreement, dated as of
           October 8, 1987, as amended, between Emery Air Freight
           Corporation and Arthur W. DeMelle, Daniel J. McCauley and Daniel
           W. Shea, as Trustees under the ESOP Trust. (Exhibit 4.34 to the Emery Air Freight Corporation Annual Report on Form 10-K dated March 28, 1988**)

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

     10.9 Bond Purchase Agreement dated November 7, 1988, among the
           City of Dayton, Ohio, the Emery Air Freight Corporation and Drexel Burnham Lambert Incorporated. (Exhibit 28.7 to the Emery Air Freight Corporation Current Report on Form 8-K dated December 2, 1988**)

     10.10 Lease agreement dated November 1, 1988 between the City of Dayton, Ohio and Emery Air Freight Corporation. (Exhibit 10.1 to the Emery Air Freight Corporation Annual Report on Form 10-K for the year ended December 31, 1988**)

     10.11 $350 million Amended and Restated Credit Agreement dated November 21, 1996 among Consolidated Freightways, Inc. and various financial institutions. (Exhibit 10.18 to CNF's Form 10-K for the year ended December 31, 1996*).

     10.12 Official Statement of the Issuer's Special Facilities Revenue Refunding Bonds, 1993 Series E and F dated September 29, 1993 among the City of Dayton, Ohio and Emery Air Freight Corporation. (Exhibit 10.1 to CNF's Form 10-Q for the quarterly period ended September 30, 1993*).

     10.13     Trust Indenture, dated September 1, 1993 between the
           City of Dayton, Ohio and Banker's Trust Company as Trustee. (Exhibit 10.2 to CNF's Form 10-Q for the quarterly period ended September 30, 1993*).

     10.14 Supplemental Lease Agreement dated September 1, 1993 between the City of Dayton, Ohio, as Lessor, and Emery Air Freight Corporation, as Lessee. (Exhibit 10.3 to CNF's Form 10-Q for the quarterly period ended September 30, 1993*).

     10.15     Supplemental Retirement Plan dated January 1, 1990.
           (Exhibit 10.31 to CNF's Form 10-K for the year ended December 31, 1993*#)

     10.16 Directors' 24-Hour Accidental Death and Dismemberment Plan. (Exhibit 10.32 to CNF's Form 10-K for the year ended December 31, 1993*#)

     10.17     Executive Split-Dollar Life Insurance Plan dated
           January 1, 1994. (Exhibit 10.33 to CNF's Form 10-K for the year ended December 31, 1993*#)

     10.18 Board of Directors' Compensation Plan dated January 1, 1994. (Exhibit 10.34 to CNF's Form 10-K for the year ended December 31, 1993*#)

     10.19     Directors' Business Travel Insurance Plan. (Exhibit
           10.36 to CNF's Form 10-K for the year ended December 31, 1993*#)

     10.20     Deferred Compensation Plan for Executives 1998
           Restatement. (Exhibit 10.20 to CNF's Form 10-K for the year ended December 31, 1997. *#)

     10.21 Amended and Restated 1993 Nonqualified Employee Benefit Plans Trust Agreement dated January 1, 1995. (Exhibit 10.38 to CNF's Form 10-K for the year ended December 31, 1994.*#)

     10.22 CNF Transportation Inc., 1997 Equity and Incentive Plan for Non-Employee Directors, as amended June 30, 1997. (Exhibit
           10.33 to CNF's Form 10-K for the year ended December 31, 1997.
           *#)

     10.23 Amended and Restated Retirement Plan for Directors of Consolidated Freightways, Inc. dated January 1, 1994. (Exhibit
           10.40 to CNF's Form 10-K for the year ended December 31, 1994.*#)

     10.24 CNF Transportation Inc. Return on Equity Plan, as amended through Amendment No. 1 (Exhibit 10.24 to CNF's Form 10-K for the year ended December 31, 1997. *#)

     10.25     Employee Benefit Matters Agreement by and between
           Consolidated Freightways, Inc. and Consolidated Freightways Corporation dated December 2, 1996. (Exhibit 10.33 to CNF's form 10-K for the year ended December 31, 1996.*#)

     10.26     Distribution Agreement between Consolidated
           Freightways, Inc., and Consolidated Freightways Corporation dated November 25, 1996. (Exhibit 10.34 to CNF's Form 10-K for the year ended December 31, 1996.*#)

     10.27     Transition Services Agreement between CNF Service
           Company, Inc. and Consolidated Freightways Corporation dated December 2, 1996. (Exhibit to CNF's Form 10-K for the year ended December 31, 1996.*#)

     10.28     Tax Sharing Agreement between Consolidated Freightways,
           Inc., and Consolidated Freightways Corporation dated December 2, 1996. (Exhibit to CNF's Form 10-K for the year ended December 31, 1996.*#)

     10.29 CNF Transportation Inc. 1997 Equity and Incentive Plan as amended as of January 31, 2000. (Exhibit A to CNF's Proxy Statement dated March 20, 2000. *#)

     10.30 CNF Transportation Inc. Deferred Compensation Plan for Directors 1998 Restatement. (Exhibit 10.34 to CNF's Form 10-K for the year ended December 31, 1997. *#)

     10.31     CNF Transportation Inc. Executive Severance Plan.
           (Exhibit 10.32 to CNF's Form 10-K for the year ended December 31, 1998.*#)

     10.32     CNF Inc. Summary of Incentive Compensation plans for
           2002. #

     10.33     Value Management Plan dated June 28, 1999.#

(12a)Computation of ratios of earnings to fixed charges

(12b)Computation of ratios of earnings to combined fixed charges and preferred stock dividends.

(13) Annual report to security holders:

     CNF Inc. 2001 Annual Report to Shareholders (Only those portions referenced herein are incorporated in this Form 10-
     K. Other portions such as "Letter to Shareholders" are not required and, therefore, are not "filed" as part of this Form 10-K.)

(21) Significant Subsidiaries of CNF.

(99) Additional documents:

     99.1 CNF Transportation Inc. 2001 Notice of Annual
          Meeting and Proxy Statement dated March 22, 2002 and filed on Form DEF 14A. (Only those portions referenced herein are incorporated in this Form 10-K. Other portions are not required and, therefore, are not "filed" as a part of this Form 10-K. *)

     99.2 Note Agreement dated as of July 17, 1989, between the ESOP, Consolidated Freightways, Inc. and the Note Purchasers named therein. (Exhibit 28.1 as filed on Form SE dated July 21, 1989*)

     99.3 Guarantee and Agreement dated as of July 17, 1989, delivered by Consolidated Freightways, Inc. (Exhibit 28.2 as filed on Form SE dated July 21, 1989*).

     99.4 Form of Restructured Note Agreement between Consolidated Freightways, Inc., Thrift and Stock Ownership Trust as Issuer and various financial institutions as Purchasers named therein, dated as of November 3, 1992. (Exhibit 28.4 to CNF's Form 10-K for the year ended December 31, 1992*).

     99.5 Confirmation of Arthur Andersen Representations

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