Form 10-Q
period 2002-03-31
CNF INC
filed 2002-05-15
CIK 23675

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2002

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
                      Telephone Number (650) 494-2900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes  xx  No ____



            Number of shares of Common Stock, $.625 par value,
               outstanding as of April 30, 2002: 48,038,058

                                 CNF INC.
                                 FORM 10-Q
                        Quarter Ended March 31, 2002

___________________________________________________________________________
_
___________________________________________________________________________
_

                                   INDEX



PART I.   FINANCIAL INFORMATION                                Page

  Item 1. Financial Statements

          Consolidated Balance Sheets -
            March 31, 2002 and December 31, 2001                  3

          Statements of Consolidated Income -
            Three Months Ended March 31, 2002 and
            2001                                                  5

          Statements of Consolidated Cash Flows -
            Three Months Ended March 31, 2002 and 2001            6

          Notes to Consolidated Financial Statements              7

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  17


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                      29

  Item 4. Submission of Matters to a Vote of Security Holders    31

  Item 6. Exhibits and Reports on Form 8-K                       31


SIGNATURES                                                       32

                                   CNF INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)


                                                    March 31,       December 31,
                                                        2002               2001
                                                -------------      -------------
ASSETS

Current Assets
  Cash and cash equivalents                      $   407,622        $   400,763
  Trade accounts receivable, net                     663,094            677,684
  Other accounts receivable                           59,286             56,860
  Operating supplies, at lower
    of average cost or market                         19,939             20,244
  Prepaid expenses                                    63,010             46,948
  Deferred income taxes                              190,407            125,347
                                                -------------      -------------
    Total Current Assets                           1,403,358          1,327,846
                                                -------------      -------------

Property, Plant and Equipment, at Cost
  Land                                               148,112            149,499
  Buildings and leasehold improvements               748,921            739,197
  Revenue equipment                                  613,608            618,329
  Other equipment                                    414,013            411,546
                                                -------------      -------------
                                                   1,924,654          1,918,571
  Accumulated depreciation
    and amortization                                (871,391)          (848,042)
                                                -------------      -------------
                                                   1,053,263          1,070,529
                                                -------------      -------------
Other Assets
  Deferred charges and
    other assets (Note 2)                            237,146            224,605
  Capitalized software, net                           79,863             79,891
  Goodwill, net (Note 1)                             240,515            240,523
  Deferred income taxes                                   --             46,626
                                                -------------      -------------
                                                     557,524            591,645
                                                -------------      -------------

Total Assets                                     $ 3,014,145        $ 2,990,020
                                                =============      =============



       The accompanying notes are an integral part of these statements.

                                   CNF INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)


                                                   March 31,      December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                   2002              2001
                                                -------------    -------------


Current Liabilities
  Accounts payable                               $   346,602      $   338,730
  Accrued liabilities (Note 2)                       336,598          323,989
  Accrued claims costs                               136,768          126,981
  Accrued aircraft leases and return
    provision                                        222,149           61,009
  Current maturities of long-term debt
    and capital leases                                13,165           11,765
  Income taxes payable                                24,264           21,501
                                                -------------    -------------
    Total Current Liabilities                      1,079,546          883,975
                                                -------------    -------------

Long-Term Liabilities
  Long-term debt and guarantees                      424,411          436,055
  Long-term obligations under
    capital leases                                   124,061          129,760
  Accrued claims costs                               113,170          122,273
  Employee benefits                                  278,873          275,764
  Other liabilities and deferred
    credits (Note 2)                                 121,238          120,858
  Accrued aircraft leases and return
    provision                                         67,369          258,248
  Deferred income taxes                               25,700               --
                                                -------------    -------------
    Total Liabilities                              2,234,368        2,226,933
                                                -------------    -------------

Commitments and Contingencies (Note 9)

Company-Obligated Mandatorily Redeemable
  Preferred Securities of Subsidiary
  Trust Holding Solely Convertible
  Debentures of the Company (Note 7)                 125,000          125,000

Shareholders' Equity
  Preferred stock, no par value; authorized
    5,000,000 shares:  Series B, 8.5%
    cumulative, convertible, $.01 stated
    value; designated 1,100,000 shares;
    issued 797,392 and 805,895 shares,
    respectively                                           8                8
  Additional paid-in capital, preferred
    stock                                            121,275          122,568
  Deferred compensation, Thrift and
    Stock Plan                                       (71,421)         (73,320)
                                                -------------    -------------
    Total Preferred Shareholders' Equity              49,862           49,256
                                                -------------    -------------

  Common stock, $.625 par value; authorized
    100,000,000 shares; issued 55,646,631
    and 55,559,909 shares, respectively               34,779           34,725
  Additional paid-in capital, common stock           333,976          332,066
  Retained earnings                                  446,281          432,918
  Deferred compensation, restricted stock             (1,151)          (1,013)
  Cost of repurchased common stock
    (6,628,855 and 6,669,393 shares,
    respectively)                                   (163,443)        (164,441)
                                                -------------    -------------
                                                     650,442          634,255
                                                -------------    -------------
  Accumulated Other Comprehensive Loss
    (Note 4)                                         (45,527)         (45,424)
                                                -------------    -------------
    Total Common Shareholders' Equity                604,915          588,831
                                                -------------    -------------
    Total Shareholders' Equity                       654,777          638,087
                                                -------------    -------------
    Total Liabilities and Shareholders'
    Equity                                       $ 3,014,145      $ 2,990,020
                                                =============    =============


       The accompanying notes are an integral part of these statements.

                                   CNF INC.
                       STATEMENTS OF CONSOLIDATED INCOME
                (Dollars in thousands except per share amounts)


                                                      Three Months Ended
                                                           March 31,
                                                ------------------------------
                                                        2002             2001
                                                -------------    -------------

REVENUES                                          $1,067,074       $ 1,278,465

Costs and Expenses
  Operating expenses                                 881,090         1,073,786
  General and administrative expenses                109,776           127,202
  Depreciation                                        35,844            43,749
                                                -------------     -------------
                                                   1,026,710         1,244,737
                                                -------------     -------------
OPERATING INCOME                                      40,364            33,728

Other Income (Expense)
  Investment income                                    1,608               729
  Interest expense                                    (5,885)           (7,793)
  Dividend requirement on preferred
    securities of subsidiary trust (Note 7)           (1,563)           (1,563)
  Miscellaneous, net                                  (1,302)              827
                                                -------------     -------------
                                                      (7,142)           (7,800)

                                                -------------     -------------
Income before Taxes                                   33,222            25,928
  Income Tax Provision                               (12,956)          (10,371)
                                                -------------     -------------
Net Income                                            20,266            15,557
  Preferred Stock Dividends                            2,005             2,040
                                                -------------     -------------
NET INCOME AVAILABLE TO COMMON
  SHAREHOLDERS                                       $18,261           $13,517
                                                =============     =============
Weighted-Average Common Shares
  Outstanding (Note 6)
    Basic shares                                  48,928,532        48,658,337
    Diluted shares                                56,482,649        56,432,452

Earnings per Common Share (Note 6)
    Basic                                        $      0.37       $      0.28
                                                =============     =============
    Diluted                                      $      0.35       $      0.26
                                                =============     =============


       The accompanying notes are an integral part of these statements.

                                   CNF INC.
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                            (Dollars in thousands)

                                                       Three Months Ended
                                                            March 31,
                                                -------------------------------
                                                        2002              2001
                                                -------------     -------------
Cash and Cash Equivalents, Beginning of Year     $   400,763        $  104,515

Operating Activities
Net income                                            20,266            15,557
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                     40,492            51,048
    Increase (Decrease) in deferred income
      taxes                                            6,512            (2,353)
    Amortization of deferred compensation              1,899             1,825
    Provision for uncollectible accounts               3,521             2,899
    (Gains) Losses from sales of property
       and equipment                                 (14,078)              434
    Changes in assets and liabilities:
      Receivables                                     11,830            53,241
      Prepaid expenses                               (16,062)          (17,973)
      Unamortized aircraft maintenance                    -             (5,569)
      Accounts payable                                10,541           (16,009)
      Accrued liabilities and aircraft
       leases                                         (6,868)           17,179
      Accrued incentive compensation                   8,742           (29,190)
      Accrued claims costs                               684            17,364
      Income taxes                                     2,763             5,566
      Employee benefits                                3,109            12,090
      Aircraft lease return provision                (12,332)           (6,562)
      Deferred charges and credits                       549             2,162
      Other                                           (6,206)           (2,841)
                                                -------------     -------------
  Net Cash Provided by Operating Activities           55,362            98,868
                                                -------------     -------------

Investing Activities
      Capital expenditures                           (24,142)          (42,291)
      Software expenditures                           (4,287)           (5,508)
      Proceeds from sales of property                  5,396               915
                                                -------------     -------------
  Net Cash Used in Investing Activities              (23,033)          (46,884)
                                                -------------     -------------

Financing Activities
      Repayments of long-term debt, guarantees
      and capital leases                             (14,398)           (7,529)
      Proceeds from exercise of stock options          1,532               972
      Payments of common dividends                    (4,898)           (4,872)
      Payments of preferred dividends                 (5,274)           (5,376)
                                                -------------     -------------
  Net Cash Used in Financing Activities              (23,038)          (16,805)
                                                -------------     -------------

  Net Cash Provided by Continuing Operations           9,291            35,179
                                                -------------     -------------
  Net Cash Provided by (Used in) Discontinued
    Operations                                        (2,432)            6,591
                                                -------------     -------------
  Increase in Cash and Cash Equivalents                6,859            41,770
                                                -------------     -------------
Cash and Cash Equivalents, End of Year           $   407,622       $   146,285
                                                =============     =============


       The accompanying notes are an integral part of these statements.

                                   CNF INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Principal Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of CNF Inc. and its wholly-owned subsidiaries (CNF) have been prepared by CNF, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements included in CNF's 2001 Annual Report to Shareholders.

On December 5, 2001, CNF announced the formation of a new global supply chain services company called Menlo Worldwide, which includes the operating results of Emery Forwarding, Menlo Worldwide Logistics, Menlo Worldwide Technologies, and Vector SCM. Refer to Note 5, "Business Segments," for a description of CNF's reporting segments effective January 1, 2002.

Goodwill

Effective January 1, 2002, CNF adopted SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. Pursuant to SFAS 142, CNF has evaluated whether its goodwill is impaired and has determined that, as of January 1, 2002, CNF was not required to make an adjustment to the carrying value of the assets. In accordance with SFAS 142, CNF ceased annual goodwill amortization of approximately $10 million associated with the Emery Forwarding segment.

New Accounting Standards

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which will be effective for CNF on January 1, 2003. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. CNF is in the process of evaluating the financial statement impact of adoption of SFAS 143.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 also supercedes the accounting and reporting provisions of APB No. 30, "Reporting the Effects of Disposal of a Segment of a Business," for the disposal of a segment of a business. CNF adopted SFAS 144 effective January 1, 2002 with no material financial statement impact.

Reclassification

Certain amounts in prior-year financial statements have been reclassified to conform to current-year presentation.

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

On September 26, 2001, EWA entered into an agreement with the USPS to settle claims relating to the underpayment of amounts owed to EWA under the Priority Mail contract with the USPS (the "Settlement Agreement"). Under the Settlement Agreement, EWA received a $235 million payment from the USPS on September 28, 2001 to settle all claims under the Priority Mail contract. These claims were to recover costs of operating under the contract as well as profit and interest thereon. The Priority Mail Termination Agreement described above is unaffected by the Settlement Agreement.

Under the Settlement Agreement, on September 28, 2001, EWA also received a $70 million provisional payment from the USPS for termination costs and other claims related to EWA's Express Mail contract, which was terminated by the USPS "for convenience" effective August 26, 2001. The Settlement Agreement provides for the provisional payment to be adjusted if actual termination costs and other agreed upon claims related to the Express Mail contract are greater or less than $70 million, in which case either the USPS will be required to make an additional payment with interest, subject to the limitation described in the following paragraph, or EWA will be required to return a portion of the provisional payment with interest.

As of March 31, 2002 and December 31, 2001, the $70 million provisional payment was included in Deferred Credits in CNF's Consolidated Balance Sheets; this amount will continue to be included in Deferred Credits until it is used to retire the remaining $80 million in assets included in Deferred Charges related to the Express Mail contract. The Settlement Agreement provides that the total amount payable by the USPS for termination costs and other claims relating to the Express Mail contract, including the $70 million provisional payment, may not exceed $150 million. On December 14, 2001, EWA filed a termination settlement proposal with the USPS for recovery of EWA's costs of providing service under the terminated Express Mail contract as well as costs incurred by EWA's subcontractors for performing services under the Express Mail contract. Any recovery of such costs would be offset in whole or in part by the $70 million provisional payment received in 2001.

Results of the former Express Mail contract are included in the Emery Forwarding reporting segment and are therefore not reported as discontinued operations.

     Operating Results and Gain (Loss) from Discontinuance
     -----------------------------------------------------

As a result of the termination of the Priority Mail contract, the results of operations, and cash flows of the Priority Mail operations have been segregated and classified as discontinued operations. Net non-current assets of discontinued operations of $3.1 million at March 31, 2002 and December 31, 2001, respectively, were included in Deferred Charges and Other Assets in the Consolidated Balance Sheets. Net current liabilities of discontinued operations of $3.1 million and $5.6 million at March 31, 2002 and December 31, 2001, respectively, were included in Accrued Liabilities.

The Priority Mail contract provided for an annual re-determination of prices paid to EWA. Because of disputes between the USPS and EWA, these prices never were re-determined and, as a result, EWA did not receive any additional payments to which it would have been entitled upon a favorable re-determination. Accordingly, beginning in the third quarter of 1999 until January 7, 2001, EWA recognized as "unbilled revenue" under the Priority Mail contract, an amount of revenue sufficient only to cover costs of operating under the contract. As a result, no operating profit was recognized in connection with the Priority Mail contract since the third quarter of 1999, when EWA filed a claim for re-determined higher prices. Prior to the January 7, 2001 settlement, CNF recorded revenues in amounts up to the costs incurred.

As a result of the Settlement Agreement, this unbilled revenue was fully recovered and EWA in the third quarter of 2001 recognized a gain from discontinuance of $39.0 million, net of $24.9 million of income taxes.

In the first quarter of 2001, revenue of $10.2 million was recognized for the period prior to the USPS assuming operating responsibility for services covered under the Priority Mail contract on January 7, 2001. Subsequent to January 7, 2001, no revenue was recognized under the Priority Mail contract.


3.  Restructuring Charges

In June 2001, Emery began an operational restructuring to align it with management's estimates of future business prospects for domestic heavy air freight and address changes in market conditions, which deteriorated due to a slowing domestic economy, loss of EWA's contracts with the USPS to transport Express Mail and Priority Mail and, to a lesser extent, loss of business to ground transportation providers.

The $340.5 million restructuring charge recognized in the second quarter of 2001 consisted primarily of non-cash impairment charges, including the write-off of $184.2 million for unamortized aircraft maintenance and $89.7 million for aircraft operating supplies, equipment and other assets. Asset impairment charges were based on an evaluation of cash flows for North American operations and, for certain assets, independent appraisals. Also included in the restructuring charge was $66.6 million for estimated future cash expenditures related primarily to the return to the lessors of certain aircraft leased to Emery and the termination of the related leases.

As described in "Menlo Worldwide-Emery Forwarding-Regulatory Matters" under "Management's Discussion and Analysis," the Federal Aviation Administration
(FAA) required EWA to suspend its air carrier operations on August 13, 2001. In response to the FAA suspension, as well as the terrorist actions described below in Note 9, "Commitments and Contingencies-Terrorist
Attacks," the growing unpredictability and uncertainty of the FAA's requalifictaion process, and a worsening global economic downturn, Emery's management re-evaluated Emery's restructuring plan. CNF announced on December 5, 2001 that Emery in 2002 would become part of CNF's new Menlo Worldwide group of supply chain service providers and would continue to provide full North American forwarding services utilizing aircraft operated by other air carriers instead of EWA's fleet of aircraft, and that EWA would cease air carrier operations. In connection with the revised restructuring plan, in the fourth quarter of 2001 Emery recognized additional restructuring charges of $311.7 million for the planned disposal of leased aircraft, cessation of EWA's remaining operations, employee separation, and other costs.

The $311.7 million restructuring charge recognized in the fourth quarter of 2001 includes primarily accruals for scheduled undiscounted rental payments for aircraft leased to Emery and estimated costs of returning those aircraft upon expiration of the related leases. Actual costs may differ from those estimates and that difference would be recognized as additional expense or income in the period when and if that determination can be made. For 2002, the scheduled rental payments of the aircraft aggregate $61.0 million. However, Emery may pay a larger portion of its scheduled rental payments in 2002 or thereafter, which could be substantial, if EWA successfully negotiates the early termination of aircraft leases or in connection with defaults under aircraft leases. See Note 9, "Commitments and Contingencies-Restructuring Charges and Regulatory Matters."

The following table represents the cumulative activity related to Emery's 2001 restructuring plan:


     (In Millions)                      Cumulative    Charged   Reserves at
                               Total       Cash       Against    March 31,
                              Charges     Usage        Assets         2002
                            ----------  ----------  ----------   ----------
Employee separations        $     6.1   $   (2.5)   $      --    $     3.6
Asset impairments               278.0         --       (278.0)          --
Aircraft and other costs        368.1      (40.5)          --        327.6
                            ----------  ----------  ----------   ----------
                            $   652.2   $  (43.0)   $  (278.0)   $   331.2
                            ==========  ==========  ==========   ==========

As a result of the restructuring charge recognized in the second quarter of 2001, Emery wrote off all remaining unamortized aircraft maintenance.
Also, the 2001 restructuring charges included accruals for obligations related to scheduled rental payments and the estimated costs of returning the leased aircraft. The obligation for scheduled rental payments was accrued based on the estimate of undiscounted cash payments payable under the lease agreements.

There can be no assurance that Emery will not be required to incur additional charges or expend additional amounts in the future in connection with matters relating to the cessation of EWA's air carrier operations or the termination of EWA's aircraft leases, particularly if one or more of the events described in Note 9, "Commitments and Contingencies" were to occur, which could have a material adverse effect on CNF's financial condition, cash flows, and results of operations.

4.   Comprehensive Income (Loss)

Comprehensive Income (Loss), which is a measure of all changes in equity except those resulting from investments by owners and distributions to owners, was as follows:



                                              Three Months Ended
                                                  March 31,
                                         --------------------------
(Dollars in thousands)                        2002            2001
                                         ----------      ----------

Net income                               $  20,266       $  15,557

Other comprehensive income (loss)
  Cumulative effect of accounting
   change, net of tax (Note 8)                  --           3,005
 Change in fair value of cash flow
   hedges (Note 8)                           1,179          (2,796)
 Foreign currency translation
   adjustment                               (1,282)         (1,474)
                                         ----------      ----------
                                              (103)         (1,265)
                                         ----------      ----------
Comprehensive income                     $  20,163       $  14,292
                                         ==========      ==========



The following is a summary of the components of Accumulated Other
Comprehensive Loss:

                                                  March 31,       December 31,
(Dollars in thousands)                                2002               2001
                                               ------------       ------------
Cumulative effect accounting change, net
  of tax (Note 8)                               $       --         $    3,005
Accumulated change in fair value of cash
  flow hedges (Note 8)                                (364)            (4,548)
Accumulated foreign currency translation
  adjustments                                      (34,064)           (32,782)
Minimum pension liability adjustment               (11,099)           (11,099)
                                               ------------       ------------
Accumulated other comprehensive loss           $   (45,527)       $   (45,424)
                                               ============       ============



5.    Business Segments

Selected financial information for CNF's continuing operations is shown below. CNF evaluates performance of the segments based on several factors. However, the primary measurement focus is based on segment operating results, excluding significant non-recurring and/or unusual items. The prior period has been reclassified to exclude discontinued operations.

On December 5, 2001, CNF announced the formation of a new global supply chain services company called Menlo Worldwide, which includes the operating results of Emery Forwarding, Menlo Worldwide Logistics, Menlo Worldwide Technologies, and Vector SCM.

Consistent with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", CNF discloses segment information in the manner in which the components are organized for making operating decisions, assessing performance and allocating resources. Accordingly, operating results are reported along CNF's three lines of business: Con-Way Transportation Services, Menlo Worldwide, and CNF Other. Within the Menlo Worldwide group, Emery Forwarding, Menlo Worldwide Logistics and Menlo Worldwide Other individually represent separate reporting segments. The operating results of EWA, a separate subsidiary of CNF, are included in the Emery Forwarding reporting segment for periods prior to the cessation of EWA's air carrier operations in December 2001. The Menlo Worldwide Other reporting segment consists of Menlo Worldwide Technologies and Vector SCM. The CNF Other reporting segment includes the operating results of Road Systems and certain CNF corporate activities. Operating results in the prior period have been reclassified to conform to the current-year reporting segment presentation.


                                                 Three Months Ended
                                                      March 31,
                                           ------------------------------
(Dollars in thousands)                             2002             2001
                                           -------------    -------------
Revenues
  Con-Way Transportation                    $   454,799      $   469,201
  Menlo Worldwide
    Emery Forwarding                            394,796          583,290
    Menlo Worldwide Logistics                   219,956          225,364
                                           -------------    -------------
                                                614,752          808,654
                                           -------------    -------------
  CNF Other                                       3,418            9,202
                                           -------------    -------------
                                              1,072,969        1,287,057
                                           -------------    -------------
Intersegment Revenue Eliminations
  Con-Way Transportation                            (68)            (231)
  Menlo Worldwide
    Emery Forwarding                                (35)             (92)
    Menlo Worldwide Logistics                    (3,447)          (2,769)
                                           -------------    -------------
                                                 (3,482)          (2,861)
                                           -------------    -------------
  CNF Other                                      (2,345)          (5,500)
                                           -------------    -------------
                                                 (5,895)          (8,592)
                                           -------------    -------------
Net Revenues
  Con-Way Transportation                        454,731          468,970
  Menlo Worldwide
    Emery Forwarding                            394,761          583,198
    Menlo Worldwide Logistics                   216,509          222,595
                                           -------------    -------------
                                                611,270          805,793
                                           -------------    -------------
  CNF Other                                       1,073            3,702
                                           -------------    -------------
                                            $ 1,067,074      $ 1,278,465
                                          =============    =============

Operating Income (Loss)
  Con-Way Transportation                    $    33,721 [b]  $    36,735
  Menlo Worldwide
    Emery Forwarding                             (5,713)[c]       (6,547)
    Menlo Worldwide Logistics                     7,753 [d]        8,171
    Menlo Worldwide Other [a]                     1,309           (4,614)[f]
                                           -------------    -------------
                                                  3,349           (2,990)
                                           -------------    -------------
  CNF Other                                       3,294 [e]          (17)
                                           -------------    -------------
                                            $    40,364      $    33,728
                                           =============    =============


[a] Includes the operating results of Vector SCM, an equity-method investment. [b] Includes an $8.7 million net gain, $5.3 million after tax, from the sale of property.
[c] Includes a $9.9 million net gain, $6.0 million after tax, from a payment under the Air Transportation Safety and System
      Stabilization Act.
[d] Includes a $1.9 million net gain, $1.1 million after tax, from a contract termination.
[e] Includes a $2.4 million net gain, $1.4 million after tax, from the sale of property.
[f] Includes $4.6 million of operating losses related to startup costs for Vector SCM.

6.   Earnings Per Common Share

Basic earnings per common share (EPS) was computed by dividing net income by the weighted-average common shares outstanding. The calculation for diluted EPS was calculated as shown below.

                                         Three Months Ended
(Dollars in thousands except                  March 31,
 per share data)                   ----------------------------
                                           2002           2001
                                   -------------  -------------
Earnings:
  Net income                        $    18,261    $    13,517
  Add-backs:
     Dividends on preferred
        stock, net of
        replacement funding                 283            319
     Dividends on preferred
       securities of subsidiary
       trust, net of tax                    954            954
                                   -------------  -------------
                                    $    19,498    $    14,790
                                   -------------  -------------
Shares:
  Basic shares (weighted-average
     common shares outstanding)      48,928,532     48,658,337
  Stock options                         674,991        632,316
  Series B preferred stock            3,754,126      4,016,799
  Preferred securities of
     subsidiary trust                 3,125,000      3,125,000
                                   -------------  -------------
                                     56,482,649     56,432,452
                                   -------------  -------------
  Diluted earnings per
     common share                   $      0.35    $      0.26
                                   -------------  -------------


7.   Preferred Securities of Subsidiary Trust

On June 11, 1997, CNF Trust I (the Trust), a Delaware business trust wholly owned by CNF, issued 2,500,000 of its $2.50 Term Convertible Securities, Series A (TECONS) to the public for gross proceeds of $125 million. The combined proceeds from the issuance of the TECONS and the issuance to CNF of the common securities of the Trust were invested by the Trust in $128.9 million aggregate principal amount of 5% convertible subordinated debentures due June 1, 2012 (the Debentures) issued by CNF. The Debentures are the sole assets of the Trust.

Holders of the TECONS are entitled to receive cumulative cash distributions at an annual rate of $2.50 per TECONS (equivalent to a rate of 5% per annum of the stated liquidation amount of $50 per TECONS). CNF has guaranteed, on a subordinated basis, distributions and other payments due on the TECONS, to the extent the Trust has funds available therefore and subject to certain other limitations (the Guarantee). The Guarantee, when taken together with the obligations of CNF under the Debentures, the Indenture pursuant to which the Debentures were issued, and the Amended and Restated Declaration of Trust of the Trust, including its obligations to pay costs, fees, expenses, debts and other obligations of the Trust (other than with respect to the TECONS and the common securities of the Trust), provide a full and unconditional guarantee of amounts due on the TECONS.

The Debentures are redeemable for cash, at the option of CNF, in whole or in part, on or after June 1, 2000, at a price equal to 103.125% of the principal amount, declining annually to par if redeemed on or after June 1, 2005, plus accrued and unpaid interest. In certain circumstances relating to federal income tax matters, the Debentures may be redeemed by CNF at 100% of the principal plus accrued and unpaid interest. Upon any redemption of the Debentures, a like aggregate liquidation amount of TECONS will be redeemed. The TECONS do not have a stated maturity date, although they are subject to mandatory redemption upon maturity of the Debentures on June 1, 2012, or upon earlier redemption.

Each TECONS is convertible at any time prior to the close of business on June 1, 2012, at the option of the holder into shares of CNF's common stock at a conversion rate of 1.25 shares of CNF's common stock for each TECONS, subject to adjustment in certain circumstances.

8.   Derivative Instruments and Hedging Activities

Effective January 1, 2001, CNF adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, as defined, be recorded on the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement or be deferred in Other Comprehensive Income (Loss) until the hedged item is recognized in earnings.

CNF is exposed to a variety of market risks, including the effects of interest rates, commodity prices, foreign currency exchange rates and credit risk. CNF's policy is to enter into derivative financial instruments only in circumstances that warrant the hedge of an underlying asset, liability or future cash flow against exposure to the related risk. Additionally, the designated hedges should have high correlation to the underlying exposure such that fluctuations in the value of the derivatives offset reciprocal changes in the underlying exposure.

CNF formally documents its hedge relationships, including identifying the hedge instruments and hedged items, as well as its risk management objectives and strategies for entering into the hedge transaction. At hedge inception and at least quarterly thereafter, CNF assesses whether the derivatives are effective in offsetting changes in either the cash flows or fair value of the hedged item. If a derivative ceases to be a highly effective hedge, CNF will discontinue hedge accounting, and any gains or losses on the derivative instrument would be recognized in earnings during the period it no longer qualifies for hedge accounting.

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

CNF's cash flow hedges include interest rate swap derivatives designated to mitigate the effects of interest rate volatility on floating-rate operating lease payments. Fair value hedges include interest rate swap derivatives designated to mitigate the effects of interest rate volatility on the fair value of fixed-rate long-term debt. CNF's current interest rate swap derivatives qualify for hedge treatment under SFAS 133.

In accordance with the transition provisions of SFAS 133, in the first quarter of 2001 CNF recorded in Other Assets a transition adjustment of $20.6 million to recognize the estimated fair value of interest rate swap derivatives, a $4.9 million ($3.0 million after tax) transition adjustment in Accumulated Other Comprehensive Income (Loss) to recognize the estimated fair value of interest rate swap derivatives designated as cash flow hedges, and a $15.7 million transition adjustment in Long-Term Debt to recognize the difference between the carrying value and estimated fair value of fixed-rate debt hedged with interest rate swap derivatives designated as fair value hedges.

In the first quarter of 2002, the estimated fair value of CNF's fair value hedges decreased $1.6 million, and offset an equal decline in the estimated fair value of CNF's fixed-rate long-term debt. Cash flow hedges in the first quarter of 2002 increased $1.9 million ($1.2 million after tax).

9.   Commitments and Contingencies

IRS Matters

CNF is currently under examination by the Internal Revenue Service (IRS) for tax years 1987 through 1999 on various issues. In connection with those examinations, the IRS proposed adjustments for tax years 1987 through 1990 after which CNF filed a protest and engaged in discussions with the Appeals Office of the IRS. After those discussions failed to produce a settlement, in March 2000, the IRS issued a Notice of Deficiency (the Notice) for the years 1987 through 1990 with respect to various issues, including aircraft maintenance and matters related to years prior to the spin-off of Consolidated Freightways Corporation (CFC), CNF's former long-haul LTL segment, on December 2, 1996. Based upon the Notice, the total amount of the deficiency for items in years 1987 through 1990, including taxes and interest, was $167.5 million as of March 31, 2002. The amount originally due under the Notice was reduced in the third quarter of 2000 by a portion of CNF's $93.4 million payment to the IRS, which is described below.

In addition to the issues covered under the Notice for tax years 1987 through 1990, the IRS in May 2000 proposed additional adjustments for tax years 1991 through 1996 with respect to various issues, including aircraft maintenance and matters relating to CFC for years prior to the spin-off.

Under the Notice, the IRS has assessed a substantial adjustment for tax years 1989 and 1990 based on the IRS' position that certain aircraft maintenance costs should have been capitalized rather than expensed for federal income tax purposes. CNF believes that its practice of expensing these types of aircraft maintenance costs is consistent with industry practice and Treasury Ruling 2001-4. CNF intends to vigorously contest the Notice and the proposed adjustments as they pertain to the aircraft maintenance issue.

CNF paid $93.4 million to the IRS in the third quarter of 2000 to stop the accrual of interest on amounts due under the Notice for tax years 1987 through 1990 and under proposed adjustments for tax years 1991 through 1996 for matters relating to CFC for years prior to the spin-off and for all other issues except aircraft maintenance costs.

There can be no assurance that CNF will not be liable for all of the amounts due under the Notice and proposed adjustments. As a result, CNF is unable to predict the ultimate outcome of this matter and there can be no assurance that this matter will not have a material adverse effect on CNF's financial condition, cash flows, or results of operations.

Spin-off of CFC

In connection with the spin-off of CFC, CNF agreed to indemnify certain states, insurance companies and sureties against the failure of CFC to pay certain worker's compensation, tax and public liability claims that were pending as of September 30, 1996. In some cases, these indemnities are supported by letters of credit under which CNF is liable to the issuing bank and by bonds issued by surety companies. Although CFC is obligated to reimburse and indemnify CNF against liability with respect to these claims, CFC's obligation is not secured by any collateral and there can be no assurance that CFC will, in fact, reimburse and indemnify CNF. Any failure by CFC to reimburse or indemnify CNF for a substantial amount of these claims could have a material adverse affect on CNF's financial condition, cash flows, or results of operations.

Restructuring Charges and Regulatory Matters

Due in large part to the restructuring charge incurred in connection with the cessation of EWA's air carrier operations as described in Note 3, "Restructuring Charges," CNF was required to obtain amendments to its bank revolving credit facility, which provide for the pledge of collateral by CNF and its principal subsidiaries upon specified downgrades of CNF's senior unsecured long-term debt securities. This restructuring charge also resulted in defaults under leases pursuant to which EWA leases some of its aircraft. In addition, the restructuring charges recognized by Emery during 2001 reflect CNF's estimate of the costs of terminating EWA's air carrier operations and restructuring Emery's business and related matters. Although CNF believes that the estimate is adequate to cover these costs based on information currently available and assumptions management believes are reasonable under the circumstances, Emery will be required to recognize additional charges or credits if actual results differ from management's estimates. Additional charges could result in defaults under CNF's bank revolving credit facility and other debt instruments and under aircraft leases. For further discussion of these matters, see "Menlo Worldwide-Emery Forwarding-Regulatory Matters" and "Liquidity and Capital Resources-Restructuring Charges and Regulatory Matters," under "Management's Discussion and Analysis."

As a result of the matters discussed above, CNF can provide no assurance that these matters will not have a material adverse effect on CNF's financial condition, cash flows, or results of operations in the future.

Terrorist Attacks

Operating results at Emery were adversely affected by the terrorist attacks on September 11, 2001. Contractors providing air carrier service to Emery were grounded on September 11 and 12 and did not resume service until the evening of September 13, which adversely affected Emery's results of operations.

In response to the terrorist attacks, the U.S. Congress passed the Air Transportation Safety and System Stabilization Act (the "Act"), a $15 billion emergency economic assistance package intended to mitigate financial losses in the air carrier industry. The legislation provides for $5 billion in direct loss reimbursement and $10 billion in federal loan guarantees and credits, expands war risk insurance coverage for air carriers, and provides some government assistance for short-term increases in insurance premiums. In March 2002, Emery received an $11.9 million payment under the Act, resulting in a $9.9 million net gain reported in Emery's first-quarter operating loss in 2002. The payment made to Emery under the Act is subject to audit. Emery is seeking additional payments under the Act.

Other

CNF is a defendant in various other lawsuits incidental to its businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material impact on CNF's financial condition, cash flows, or results of operations.

                       PART I. FINANCIAL INFORMATION
 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS

On December 5, 2001, CNF announced the formation of a new global supply chain services company called Menlo Worldwide, which includes the operating results of Emery Forwarding, Menlo Worldwide Logistics, Menlo Worldwide Technologies, and Vector SCM.

Consistent with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," CNF discloses segment information in the manner in which the components are organized for making operating decisions, assessing performance and allocating resources. Accordingly, operating results are reported along CNF's three lines of business: Con-Way Transportation Services, Menlo Worldwide, and CNF Other. Within the Menlo Worldwide group, Emery Forwarding, Menlo Worldwide Logistics and Menlo Worldwide Other individually represent separate reporting segments. The Emery Forwarding reporting segment consists of Emery Forwarding and, for periods prior to the cessation of its air carrier operations in December 2001, Emery Worldwide Airlines ("EWA"), a separate subsidiary of CNF. The Menlo Worldwide Other reporting segment consists of Menlo Worldwide Technologies and Vector SCM. The CNF Other reporting segment includes the operating results of Road Systems and certain CNF corporate activities. Operating results in the prior period have been reclassified to conform to the current-year reporting segment presentation.

As used in Management's Discussion and Analysis, all references to CNF, "the Company", "we," "us," and "our" and all similar references mean CNF Inc. and its subsidiaries, unless otherwise expressly stated or the context otherwise requires.

=====================
RESULTS OF OPERATIONS
=====================

Net income available to common shareholders in the first quarter of 2002 of $18.3 million increased 35.1% from the first quarter of 2001 due primarily to several unusual gains in the 2002 first quarter. Menlo Worldwide's operating results included Emery Forwarding's $9.9 million pre-tax net gain ($0.11 per diluted share) from a payment under the Air Transportation
Safety and System Stabilization Act and Menlo Worldwide Logistics' $1.9 million pre-tax net gain ($0.02 per diluted share) from the early termination of a contract. Operating results at the Con-Way Transportation Services reporting segment and the CNF Other reporting segment included pre-tax net gains of $8.7 million ($0.09 per diluted share) and $2.4 million ($0.03 per diluted share), respectively, from sales of excess properties. Excluding the unusual items in the first quarter of 2002, first-quarter net income available to common shareholders in 2002 was $4.4 million, a decline from $13.5 million in 2001 due primarily to a decline in operating results from Con-Way and Emery Forwarding.

CONTINUING OPERATIONS
=====================

Revenue of $1.07 billion in the first quarter of 2002 declined 16.5% from the first quarter of last year due primarily to lower revenue from Emery Forwarding, and to a lesser extent, a decrease in revenue from all other reporting segments. Management believes that revenue for all reporting segments in the first quarter of 2002 was adversely affected by continued weakness in the global economy.

Operating income of $40.4 million in the 2002 first quarter rose 19.7% from $33.7 million in last year's first quarter. Excluding unusual gains in the first quarter of 2002, first-quarter operating income declined to $17.6 million in 2002 from $33.7 million in 2001 due primarily to lower operating income at Con-Way, a higher operating loss at Emery Forwarding, and to a lesser extent, a decline in Menlo Worldwide Logistics' operating income. The decline in operating results at all reporting segments was due primarily to lower revenue.

Other net expense in the first quarter fell 8.4% from last year's first quarter due primarily to a 24.5% reduction in interest expense and higher investment income. Lower interest expense in the 2002 first quarter reflects lower interest expense on long-term debt, which was effectively converted from fixed rate to floating rate with interest rate swaps.

The effective tax rate of 39.0% in the first quarter of 2002 declined from 40.0% in the first quarter of 2001 due in part to tax planning strategies and resolution of tax issues.


Con-Way Transportation Services
-------------------------------

First-quarter revenue from Con-Way in 2002 declined 3.0% from last year's first quarter due primarily to lower revenue from Con-Way's regional carriers, which was adversely affected by the loss of a major customer in the first quarter of 2002. Also, Con-Way's first quarter of 2002 included
1.5 fewer working days than the same quarter last year. Less-than-truckload (LTL) and total tonnage per day (weight) in the first quarter of 2002 increased 2.4% and 2.1%, respectively, over the 2001 first quarter while revenue per hundredweight (yield) over the same period declined 3.6%. Yield in the first quarter of 2002 was positively affected by a higher percentage of inter-regional joint services, which typically command higher rates on longer lengths of haul, but was negatively impacted by a decline in fuel surcharges and a more competitive pricing environment when compared to the same quarter last year. The decline in 2002 first-quarter regional carrier revenue was partially offset by an increase in revenue from Con-Way Now, Con-Way Logistics, and Con-Way Air Express, a domestic air freight forwarding company that began operations in May 2001.

Con-Way's operating income of $33.7 million in the first quarter of 2002, which included an $8.7 million net gain from the sale of excess property, declined 8.2% from the prior-year first quarter. Excluding the unusual gain, first-quarter operating income in 2002 declined to $25.0 million, a 31.8% decrease from first-quarter 2001, due primarily to lower revenue and operating income from Con-Way's regional carriers and a 2002 first-quarter operating loss at Con-Way Air Express, which began operations in May 2001.

Menlo Worldwide
---------------

  Emery Forwarding
  ----------------

  Operating Results

First-quarter revenue for Emery Forwarding (Emery) was $394.8 million in 2002, a 32.3% decline from the first quarter of last year, due primarily to lower North American and international airfreight revenue and the termination by the USPS of EWA's contract to transport Express Mail, effective August 26, 2001, as described below under " - Express Mail Contract." In the first quarter of last year, Emery recognized $47.5 million of revenue from the Express Mail contract. Emery's first quarter of 2002 included 1.5 fewer working days than the same quarter last year.

Average international airfreight revenue per day in the first quarter of 2002, including fuel surcharges, fell 14.8% from the same quarter last year due primarily to a 9.0% decline in average pounds transported per day (weight) and a 6.3% decrease in revenue per pound (yield). Emery's management believes that declines in first-quarter international weight and yield in 2002 were due to weak economic conditions in the markets served by Emery, particularly in Europe.

In the first quarter of 2002, average North American revenue per day, including fuel surcharges, fell 30.5% from last year's first quarter due largely to declines in weight and yield of 22.5% and 10.3%, respectively. Emery's management believes that lower first-quarter weight in 2002 was primarily due to continued weakness in U.S. economic conditions, loss of business to ground transportation providers, and a reduction in the number of aircraft routes and domestic markets served by Emery. Emery's management also believes that lower yield in the first quarter of 2002 was due in part to Emery's efforts to increase second-day and economy service, which contributed to a higher percentage of lower-margin service offerings and a lower percentage of higher-yielding next-day service.

Emery's first-quarter operating loss of $5.7 million in 2002 declined 12.7% from last year's $6.5 million first-quarter operating loss. The first quarter of 2002 included a $9.9 million net gain from a payment under the Air Transportation Safety and System Stabilization Act and the first quarter of 2002 benefited from the elimination of $2.6 million of goodwill amortization upon adoption of SFAS 142, "Goodwill and Other Intangible Assets", effective January 1, 2002. The first quarter of 2001 included operating income of $3.6 million from the Express Mail contract with the USPS, which was terminated effective August 26, 2001. Excluding the Stabilization Act payment in the 2002 first quarter and goodwill amortization and Express Mail operating income in the 2001 first quarter, Emery's first-quarter operating loss in 2002 was $15.6 million, an increase from a $7.6 million operating loss in 2001 due primarily to the revenue decline in the first quarter of 2002.

  Restructuring Charges

In June 2001, Emery began an operational restructuring to align it with management's estimates of future business prospects for domestic heavy air freight and address changes in market conditions, which deteriorated due to a slowing domestic economy, loss of EWA's contracts with the USPS to transport Express Mail and Priority Mail and, to a lesser extent, loss of business to ground transportation providers.

The $340.5 million restructuring charge recognized in the second quarter of 2001 consisted primarily of non-cash impairment charges, including the write-off of $184.2 million for unamortized aircraft maintenance and $89.7 million for aircraft operating supplies, equipment and other assets. Asset impairment charges were based on an evaluation of cash flows for North American operations and, for certain assets, independent appraisals. Also included in the restructuring charge was $66.6 million for estimated future cash expenditures related primarily to the return to the lessors of certain aircraft leased to Emery and the termination of the related leases.

As described below under "-Regulatory Matters," the Federal Aviation Administration (FAA) required EWA to suspend its air carrier operations on August 13, 2001. In response to the FAA action, as well as the terrorist actions described below under " - Terrorist Attacks," the growing unpredictability and uncertainty of the FAA's requalification process, and a worsening global economic downturn, Emery's management re-evaluated Emery's restructuring plan. As described above, CNF announced on December 5, 2001 that Emery in 2002 would become part of CNF's new Menlo Worldwide group of supply chain service providers and would continue to provide full North American forwarding services utilizing aircraft operated by other air carriers instead of EWA's fleet of aircraft, and that EWA would cease air carrier operations. In connection with the revised restructuring plan, in the fourth quarter of 2001 Emery recognized additional restructuring charges of $311.7 million for the planned disposal of leased aircraft, cessation of EWA's remaining operations, employee separation costs for 157 Emery employees, and other costs.

The restructuring charges in 2001 were based in part on significant estimates and assumptions made by Emery's management as to the amount and timing of aircraft rental payments and the costs of returning those aircraft upon expiration of the leases. The $311.7 million restructuring charge recognized in the fourth quarter of 2001 includes primarily accruals for scheduled undiscounted rental payments for aircraft leased to Emery and estimated costs of returning those aircraft upon expiration of the related leases. Actual costs may differ from those estimates and that difference would be recognized as additional expense or income in the period when and if that determination can be made. For 2002, the scheduled rental payments of the aircraft aggregate $61.0 million. However, Emery may pay a larger portion of its scheduled rental payments in 2002 or thereafter, which could be substantial, if EWA successfully negotiates the early termination of aircraft leases or in connection with defaults under aircraft leases. See "-Regulatory Matters" and "Liquidity and Capital Resources-Restructuring Charges and Regulatory Matters" below.

Refer to Note 3, "Restructuring Charges," for the cumulative activity related to Emery's 2001 restructuring plan.

  Regulatory Matters

Internationally, Emery operates as an air freight forwarder using mostly commercial airlines. Prior to the suspension and subsequent cessation of EWA's air carrier operations in 2001, Emery provided air transportation services in North America using owned and leased aircraft operated by EWA and aircraft operated by third parties.

Until August 13, 2001, EWA operated as an airline. Although EWA has ceased air carrier operations, EWA still has an air carrier certificate issued by the FAA and is subject to maintenance, operating and other safety-related regulations promulgated by the FAA and is subject to FAA inspections. Based on issues identified during inspections conducted by the FAA, on August 13, 2001 EWA was required to suspend its air carrier operations as part of an interim settlement agreement with the FAA. On December 5, 2001, CNF announced that EWA was ceasing its air carrier operations. Since EWA's suspension of its air carrier operations on August 13, 2001, Emery has been providing services to its customers in North America by utilizing aircraft operated by other air carriers. This resulted in substantial additional expense during 2001, partially offset by savings resulting from the furlough of approximately 800 EWA employees as described in the next paragraph. Emery intends to continue to use aircraft operated by third parties to provide service to its customers in North America, which will result in Emery continuing to pay both the ongoing lease payments and other costs associated with EWA's own fleet of grounded aircraft in addition to the cost of having other air carriers provide service to Emery's North American customers. However, for financial reporting purposes, Emery's operating expenses will continue to include the cost of aircraft operated by other carriers but will not include the scheduled rental payments relating to EWA's fleet of grounded aircraft and the costs of returning those aircraft upon expiration of the related leases, except to the extent that those rental payments and the costs of returning those aircraft upon expiration of the related leases differ from the corresponding amounts already accrued as part of the 2001 restructuring charges.

As a result of EWA's suspension of its air carrier operations on August 13, 2001, EWA furloughed approximately 400 pilots and crewmembers. Those pilots and crewmembers are represented by the Air Line Pilots Association (ALPA) union under a collective bargaining agreement and ALPA filed a grievance on their behalf protesting the furlough. The grievance sought pay during the course of the suspension. CNF is currently involved in arbitration with respect to this claim. On December 5, 2001, EWA announced that it would cease operating as an air carrier, and in connection therewith terminated the employment of all of its pilots and crewmembers, bringing the total number of terminated employees in 2001 to 800. In addition, ALPA has filed a grievance on behalf of the pilots and crewmembers protesting the cessation of EWA's air carrier operations and Emery's use of other air carriers. Some aspects of the ALPA matters may be subject to binding arbitration. Based on CNF's current evaluation, management has addressed its estimated exposure related to the ALPA matters. However, CNF cannot predict with certainty the ultimate outcome of these matters.

In a final settlement agreement with the FAA entered into on September 17, 2001, EWA agreed to pay a $1 million civil penalty related to alleged operations, avionics, and maintenance irregularities. The final settlement agreement was first amended on December 4, 2001 as a result of Emery's decision to terminate EWA's air carrier operations. Under the first amended settlement agreement, the FAA agreed not to take action to revoke EWA's air carrier certificate until, at the earliest, May 15, 2002. The FAA agreed on May 13, 2002, to an extension of the certificate until December 4, 2002. Under a second amended settlement agreement, the FAA has agreed not to take action to suspend or revoke the air carrier certificate until December 4, 2002, and EWA has agreed to surrender the certificate not later than December 4, 2002. Based on current circumstances, management believes that there is a reasonable possibility that EWA will be able to complete negotiations relating to the early termination of leases of substantially all of its aircraft on acceptable terms, although there can be no assurance in this regard. However, while the matter is not free from doubt, the surrender of EWA's certificate may result in a default under leases pursuant to which EWA leases a substantial number of aircraft. In addition, the fourth-quarter 2001 restructuring charge relating to the cessation of EWA's air carrier operations has resulted in defaults under financial covenants in agreements pursuant to which EWA leases some of its aircraft. Defaults under these leases also could require substantial payments to be made to the lessors prior to scheduled payment dates. See "Liquidity and Capital Resources-Restructuring Charges and Regulatory Matters" for further discussion.

Due in large part to the fourth-quarter 2001 restructuring charge incurred in connection with the cessation of EWA's air carrier operations, CNF was required to obtain amendments to its bank revolving credit agreement in December 2001 in order to remain in compliance with the financial covenants in that agreement. CNF can provide no assurance that events relating to the cessation of EWA's air carrier operations will not result in a future breach of the financial covenants under CNF's revolving credit facility. See "Liquidity and Capital Resources-Restructuring Charges and Regulatory Matters" for further discussion.

  Terrorist Attacks

Operating results at Emery were adversely affected by the terrorist attacks on September 11, 2001. Contractors providing air carrier service to Emery were grounded on September 11 and 12 and did not resume service until the evening of September 13, which adversely affected Emery's results of operations.

In response to the terrorist attacks, the U.S. Congress passed the Air Transportation Safety and System Stabilization Act (the "Act"), a $15 billion emergency economic assistance package intended to mitigate financial losses in the air carrier industry. The legislation provides for $5 billion in direct loss reimbursement and $10 billion in federal loan guarantees and credits, expands war risk insurance coverage for air carriers, and provides some government assistance for short-term increases in insurance premiums. In March 2002, Emery received an $11.9 million payment under the Act, resulting in a $9.9 million net gain reported in Emery's first-quarter operating loss in 2002. The payment made to Emery under the Act is subject to audit. Emery is seeking additional payments under the Act.

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

As described below under "Discontinued Operations," on November 3, 2000, EWA and the USPS announced an agreement (the "Termination Agreement") to terminate their contract for the transportation and sortation of Priority Mail (the "Priority Mail contract"). On September 26, 2001, EWA entered into an agreement with the USPS to settle claims relating to the Priority Mail contract with the USPS (the "Settlement Agreement"). Under the Settlement Agreement, EWA received a $235 million payment from the USPS on September 28, 2001 to settle all non-termination claims under the Priority Mail contract. Under the Settlement Agreement, on September 28, 2001, EWA also received a $70 million provisional payment from the USPS for termination costs and other claims related to the Express Mail contract. The Settlement Agreement provides for the provisional payment to be adjusted if actual termination costs and other agreed upon claims relating to the Express Mail contract are greater or less than $70 million, in which case either the USPS will be required to make an additional payment with interest, subject to the limitation described in the following paragraph, or EWA will be required to return a portion of the provisional payment with interest.

As of March 31, 2002 and December 31, 2001, the $70 million provisional payment was included in Deferred Credits in CNF's Consolidated Balance Sheets; this amount will continue to be included in Deferred Credits until it is used to retire the remaining $80 million in assets related to the Express Mail contract. The Settlement Agreement provides that the total amount payable by the USPS for termination costs and other claims relating to the Express Mail contract, including the $70 million provisional payment, may not exceed $150 million. On December 14, 2001, EWA filed a termination settlement proposal with the USPS for recovery of EWA's costs of providing service under the terminated Express Mail contract as well as costs incurred by EWA's subcontractors for performing services under the Express Mail contract. Any recovery of such costs would be offset in whole or in part by the $70 million provisional payment received in 2001.

  Outlook

Under the new Menlo Worldwide group, management will continue Emery's focus on expanding its variable-cost-based international operations and actively renegotiating airhaul rates in an effort to improve international operating margins. In North America, management will continue to position Emery as a freight forwarder utilizing aircraft operated by other carriers. As a result, management expects a more flexible variable-cost-based operating structure in North America with a decline in next-day freight services and an increase in second-day and deferred services. Management will continue its efforts to reduce Emery's costs, by reducing the cost structure of the North American service center and hub network and by minimizing administrative costs through integration of certain sales, marketing, finance, accounting, and technology functions.

  Menlo Worldwide Logistics
  -------------------------

First-quarter revenue for Menlo Worldwide Logistics (Menlo) in 2002 was $216.5 million, a 2.7% decline from 2001 due primarily to lower revenue from transaction-based contracts, which Menlo's management believes was due to the adverse effect of weak U.S. economic conditions on Menlo's customers.

A portion of Menlo's revenue is attributable to logistics contracts for which Menlo manages the transportation of freight but subcontracts the actual transportation and delivery of products to third parties. Menlo refers to this as purchased transportation. Menlo's net revenue (revenue less purchased transportation) in the first quarter of 2002 was $63.1 million, compared to $67.4 million in the first quarter of 2001.

Menlo's 2002 first-quarter operating income of $7.8 million declined 5.1% from $8.2 million in last year's first quarter due primarily to lower revenue and a decline in the percentage of higher-margin consulting fees. Operating income in the first quarter of 2002 included a $1.9 million net gain from the early termination of a contract while last year's first quarter included $2.0 million of operating income from a customer who filed for bankruptcy in the second quarter of last year.

  Menlo Worldwide Other
  ---------------------

The Menlo Worldwide Other reporting segment includes the results of Vector SCM and Menlo Worldwide Technologies. Vector SCM (Vector) is a joint venture formed with General Motors in December 2000 to provide logistics services to General Motors. The operating results of Vector are reported as an equity method investment.

Vector SCM earned operating income of $1.3 million in the first quarter of 2002 compared to last year's first-quarter operating loss of $4.6 million, which was incurred during Vector's start-up phase.

CNF Other
---------

The CNF Other segment includes the results of Road Systems and certain corporate activities. First-quarter operating income of $3.3 million in 2002 exceeded break-even results in last year's first quarter due primarily to a $2.4 million net gain from the sale of excess corporate property.


DISCONTINUED OPERATIONS
=======================

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

Under the Settlement Agreement, on September 28, 2001, EWA also received a $70 million provisional payment from the USPS to provisionally pay EWA for termination costs and other claims related to EWA's Express Mail contract, which is described above under "Emery Forwarding-Express Mail Contract." Results of the former Express Mail contract are included in the Emery Forwarding reporting segment and are therefore not reported under Discontinued Operations.

As a result of the termination of the Priority Mail contract, the results of operations and cash flows of the Priority Mail operations have been segregated and classified as discontinued operations. Summary financial data and related information are included in Note 2, "Discontinued Operations."

===============================
LIQUIDITY AND CAPITAL RESOURCES
===============================

In the first quarter of 2002, cash and cash equivalents increased by $6.9 million to $407.6 million at March 31, 2002. Cash provided by operating activities in the first quarter was sufficient to fund investing and financing activities.

Operating activities in the 2002 first quarter generated net cash of $55.4 million compared to $98.9 million of cash generated by operating activities in the same quarter last year. Cash from operations in the first quarter of 2002 was provided primarily by net income before non-cash items (including mostly depreciation, deferred income taxes, and gains from sales of property). Positive operating cash flows in the 2002 first quarter were also provided by the collection of receivables and an increase in accounts payable. Negative operating cash flows consisted primarily of increases in prepaid expenses and the payment of accrued liabilities, and aircraft lease return provision payments.

Investing activities in the 2002 first quarter used $23.0 million of cash compared to $46.9 million used in the same quarter of 2001. Capital expenditures of $24.1 million in the 2002 first quarter fell from $42.3 million in the same quarter of 2001 due to a $3.6 million reduction at Con-Way, a $6.8 million reduction at Emery Forwarding, a $3.6 million reduction at Menlo Worldwide Logistics, and a $4.2 million reduction in corporate capital expenditures. Financing activities in the 2002 first quarter used cash of $23.0 million compared $16.8 million used in the same quarter of 2001.

CNF has a $385 million revolving credit facility that matures on July 3, 2006. The revolving credit facility is also available for the issuance of letters of credit up to $275 million, although the aggregate amount of letters of credit outstanding under the facility at any time reduces the amount of borrowings available under the facility at that time by a like amount. At March 31, 2002, no borrowings were outstanding under the facility and $188.2 million of letters of credit were outstanding, leaving available capacity for letters of credit of $86.8 million and available capacity for cash borrowings of $196.8 million, subject to compliance with financial covenants and other customary conditions to borrowing. Of the $188.2 million of letters of credit outstanding, $62.5 million were added in the first quarter of 2002 for purposes of providing collateral in replacement of expired surety bonds for CNF workers compensation and vehicular self-insurance programs. Also, at March 31, 2002, CNF had $20.0 million of uncommitted lines of credit with no outstanding borrowings. Under other unsecured facilities, $91.8 million in letters of credit, bank guarantees, and overdraft facilities were outstanding at March 31, 2002.

Restructuring Charges and Regulatory Matters

Due in large part to the restructuring charge incurred in connection with the cessation of EWA's air carrier operations as described above under "Results of Operations-Menlo Worldwide-Emery Forwarding-Restructuring Charges," CNF was required to obtain amendments to its bank revolving credit agreement in December 2001 in order to remain in compliance with the financial covenants in that agreement. The amended credit agreement provides that, if CNF's senior unsecured long-term debt securities are rated at less than "BBB-" by Standard & Poor's and less than "Baa3" by Moody's, CNF, including its principal subsidiaries, will be required to pledge its accounts receivable as collateral to secure borrowings and other amounts due under the credit facility, subject to specified limitations, and, if the aggregate borrowings and other amounts due under the credit facility exceed a specified amount, CNF, including its principal subsidiaries, will be required to provide such additional collateral as the agent bank under the credit facility may reasonably request. CNF's senior unsecured long-term debt is currently rated "BBB-" by Standard & Poor's with a stable outlook and "Baa3" by Moody's with a negative outlook, and, as a result, any further reduction in CNF's senior unsecured long-term debt ratings by both of these credit rating agencies will require that CNF, including its principal subsidiaries, pledge collateral to secure the credit facility as described above. To the extent CNF, including its principal subsidiaries, pledges collateral to secure amounts due under the debt facility, CNF, including its principal subsidiaries, may also be required to pledge some or all of that collateral to equally and ratably secure its $200 million aggregate principal amounts of 8 7/8% notes due 2010, its $100 million aggregate principal amount of 7.35% notes due 2005, and $120.5 million aggregate principal amount of Thrift and Stock Plan notes due through 2009, which are guaranteed by CNF.

CNF cannot provide assurance that matters relating to the cessation of EWA's air carrier operations will not have a material adverse effect on CNF's financial condition, cash flows, or results of operations in the future. Emery intends to continue to use aircraft operated by third parties to provide service to its customers in North America, which will continue to result in Emery making additional cash payments, primarily because Emery will be required to pay both the ongoing lease payments and other payments associated with EWA's own fleet of grounded aircraft in addition to payments to other air carriers providing service to Emery's North American customers.

In addition, the restructuring charges recognized by Emery during 2001 reflect CNF's estimate of the costs of terminating EWA's air carrier operations and restructuring Emery's business and related matters. CNF believes that the estimate is adequate to cover these costs based on information currently available and assumptions management believes are reasonable under the circumstances. However, there can be no assurance that actual costs will not differ from this estimate, and if such costs exceed CNF's estimate Emery will be required to recognize additional charges, which could result in defaults under CNF's $385 million credit facility and other debt instruments and under aircraft leases, or other costs and expenses in connection with these matters. If any of the financial covenants are breached, CNF will be required to obtain appropriate waivers or amendments from the requisite banks under the credit facility. If CNF is unable to obtain these amendments or waivers, CNF would be in default under the credit facility, and would be prohibited from making borrowings under the revolving credit facility and could be required by the banks to repay any outstanding borrowings and replace letters of credit outstanding under the facility. Under cross-default or cross-acceleration clauses contained in other debt instruments to which CNF is a party, these events could also result in other indebtedness becoming or being declared due and payable prior to its stated maturity. Moreover, to the extent that collateral was provided to secure borrowings and other amounts due under the $385 million facility or the notes described above, the banks or the noteholders would generally be entitled to take possession of the collateral following a default. There can be no assurance that CNF would be able to obtain the necessary waivers or amendments under the $385 million bank credit agreement were any such defaults to occur or to obtain additional financing to repay indebtedness or replace letters of credit that may become due as a result of those defaults. As a result, if a default were to occur under CNF's $385 million credit facility and if CNF is unable to obtain all required amendments or waivers, this would likely have a material adverse effect on CNF's financial condition, cash flows, and results of operations.

As discussed more fully above under "Emery Worldwide - Regulatory Matters," under EWA's second amended settlement agreement with the FAA, EWA has agreed to surrender its air carrier certificate no later than December 4, 2002.
Based on current circumstances, management believes that there is a reasonable possibility that EWA will be able to complete negotiations relating to the early termination of leases of substantially all of its aircraft on acceptable terms, although there can be no assurance in this regard. However, while the matter is not free from doubt, the surrender of this certificate may constitute a default under leases pursuant to which EWA leases a substantial number of its aircraft. In addition, EWA's fourth-quarter restructuring charge resulted in defaults under certain aircraft leases and any further unusual charges could also result in defaults under aircraft leases. Upon the occurrence of a default under any of EWA's aircraft leases, the lessors generally are entitled to terminate the leases and demand termination payments or, in certain cases, liquidated damages or similar payments, which could be substantial. As a result, both the current and any future defaults under these leases could require that EWA make substantial cash payments to the lessors and otherwise could have a material adverse effect on CNF's financial condition, cash flows, and results of operations. In addition, certain of the leases are guaranteed by Emery or CNF, and upon a default the lessors under those leases would be entitled to seek recovery from the guarantors.

Holders of certain notes issued by CNF's Thrift and Stock Plan ("TASP"), which are guaranteed by CNF, have the right to require CNF to repurchase those notes if, among other things, both Moody's and Standard & Poor's have publicly rated CNF's long-term senior debt at less than investment grade unless, within 45 days, CNF shall have obtained, through a guarantee, letter of credit or other permitted credit enhancement or otherwise, a credit rating for such notes of at least "A" from Moody's or Standard & Poor's (or another nationally recognized rating agency selected by the holders of such notes) and shall maintain a rating on such notes of "A" or better thereafter. As of March 31, 2002, $62.0 million in aggregate principal amount of these TASP notes was outstanding. CNF's long-term senior debt is currently rated "Baa3" by Moody's with a negative outlook and "BBB-" by Standard & Poor's with a stable outlook; "Baa3" is the lowest investment grade rating from Moody's and "BBB-" is the lowest investment grade rating from Standard & Poor's. As a result, any further decrease in CNF's long-term senior debt ratings by both of these credit rating agencies would give the holders of TASP notes the right to require CNF to repurchase those notes unless CNF was able to obtain appropriate credit enhancement as described above, and there can be no assurance that CNF would be able to do so. The occurrence of any event or condition requiring CNF to repay these TASP notes could likely have a material adverse effect on CNF's financial condition, cash flows, and results of operations.

In the event that CNF is required to repay any borrowings or other indebtedness before its scheduled maturity date or to replace any letters of credit before their scheduled expiry date, whether upon a default under its revolving credit facility, as a result of a reduction in the credit ratings on its long-term debt or otherwise, or to make payment to the lessors as a result of default under aircraft leases, there can be no assurance that CNF would have sufficient funds to do so or be able to arrange financing for those purposes. Accordingly, any of these events could have a material adverse effect on CNF's financial condition, cash flows, and results of operations.

EWA is currently seeking to reach agreement with lessors of many of its aircraft in order to terminate the leases prior to their scheduled expiration dates. However, CNF can provide no assurance that EWA will be able to enter into any such agreements with the lessors. If EWA negotiates for the early termination of one or more of these aircraft leases, EWA will substantially accelerate the timing of scheduled cash payments to the lessors.

At March 31, 2002, CNF had $407.6 million in cash and cash equivalents available to meet its cash needs, including payment of amounts due under or in connection with aircraft leases. In addition, CNF intends to use borrowings and letters of credit issued under its $385 million credit facility to meet cash needs subject to compliance with financial covenants and satisfaction of customary conditions precedent. However, there can be no assurance that CNF will be able to comply with these financial covenants or meet these conditions precedent and any inability of CNF to obtain additional borrowings or letters of credit under this credit facility could have a material adverse effect on its financial condition, cash flows, and results of operations.

Other

In general, CNF expects its future liquidity to be affected by the timing and amount of cash flows related to restructuring charge reserves, long-term debt and guarantees, capital and operating leases, and the preferred securities of a subsidiary trust, which are in part discussed above and in
Note 3, "Restructuring Charges," and Note 7, "Preferred Securities of Subsidiary Trust."

CNF's ratio of total debt to capital decreased to 41.9% at March 31, 2002 from 43.4% at December 31, 2001 due primarily to net income and the repayment of debt and capital lease obligations in the first quarter of 2002.

Discontinued Operations

As described above under "Results of Operations-Discontinued Operations," cash flows from the Priority Mail operations have been segregated and classified as net cash flows from discontinued operations in the Statements of Consolidated Cash Flows. As described in Note 2 to the Consolidated Financial Statements, in 2001 EWA received payments from the USPS related to the discontinued Priority Mail operations. In January 2001, EWA received a $60 million provisional payment toward reimbursable termination costs, as provided under the Termination Agreement signed by EWA and the USPS in November 2000. In September 2001, EWA received a $305 million payment from the USPS, including $235 million to settle all non-termination claims under the Priority Mail contract, as described above under "Results of Operations-Discontinued Operations."


CYCLICALITY AND SEASONALITY
===========================

CNF's businesses operate in industries that are affected directly by general economic conditions and seasonal fluctuations, both of which affect demand for transportation services. In the trucking and airfreight industries, for a typical year, the months of September and October usually have the highest business levels while the months of January and February usually have the lowest business levels.

MARKET RISK
===========

CNF is exposed to a variety of market risks, including the effects of interest rates, commodity prices, foreign currency exchange rates and credit risk. CNF's policy is to enter into derivative financial instruments only in circumstances that warrant the hedge of an underlying asset, liability or future cash flow against exposure to some form of commodity, interest rate or currency-related risk. Additionally, the designated hedges should have high correlation to the underlying exposure such that fluctuations in the value of the derivatives offset reciprocal changes in the underlying exposure.

CNF is subject to the effect of interest rate fluctuations in the fair value of its long-term debt and capital lease obligations, as summarized in Notes 5 and 6 to the Consolidated Financial Statements included in CNF's 2001 Annual Report to Shareholders. As described in Note 8 to the Consolidated Financial Statements, CNF uses interest rate swaps to mitigate the impact of interest rate volatility on cash flows related to operating lease payments and on the fair value of its fixed-rate long-term debt. At March 31, 2002, CNF had not entered into any derivative contracts to hedge foreign currency exchange exposure.

ACCOUNTING STANDARDS
====================

Effective January 1, 2002, CNF adopted SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. Pursuant to SFAS 142, CNF has evaluated whether its goodwill is impaired and has determined that, as of January 1, 2002, CNF was not required to make an adjustment to the carrying value of the assets. In accordance with SFAS 142, CNF ceased annual goodwill amortization of approximately $10 million associated with the Emery Forwarding segment.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which will be effective for CNF on January 1, 2003. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. CNF is in the process of evaluating the financial statement impact of adoption of SFAS 143.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 also supercedes the accounting and reporting provisions of APB No. 30, "Reporting the Effects of Disposal of a Segment of a Business," for the disposal of a segment of a business. CNF adopted SFAS 144 effective January 1, 2002 with no material financial statement impact.


FORWARD-LOOKING STATEMENTS
==========================

Certain statements included herein constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties, and should not be relied upon as predictions of future events. All statements other than statements of historical fact are forward-looking statements, including any projections of earnings, revenues, weight, volumes, income or other financial or operating items, any statements of the plans, strategies, expectations or objectives of CNF or management for future operations or other future items, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements of estimates or belief and any statements or assumptions underlying the foregoing. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative of those terms or other variations of those terms or comparable terminology or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data and methods that may be incorrect or imprecise and there can be no assurance that they will be realized. In that regard, the following factors, among others and in addition to the matters discussed elsewhere in this document and in CNF's 2001 Annual Report on Form 10-K and other reports and documents filed by CNF with the Securities and Exchange Commission, could cause actual results and other matters to differ materially from those discussed in such forward-looking statements: changes in general business and economic conditions, including the slowdown in the global economy; the creditworthiness of CNF's customers and their ability to pay for services rendered; increasing competition and pricing pressure; changes in fuel prices; the effects of the cessation of EWA's air carrier operations, including the expense of using aircraft operated by other air carriers in Emery's North

American operations while also bearing the cash costs of EWA's grounded aircraft fleet, the possibility of substantial cash payments in connection with the early termination of or defaults under aircraft leases, the possibility of additional unusual charges and other costs and expenses relating to Emery's operations, existing defaults and possibility of future defaults under aircraft leases, and the possibility of future loss of business due to publicity surrounding the grounding of EWA's fleet of aircraft; the possibility of defaults under CNF's $385 million credit agreement and other debt instruments and aircraft leases, including defaults resulting from additional unusual charges or CNF's failure to perform in accordance with management's expectations, and the possibility that CNF may be required to pledge collateral to secure some of its indebtedness or to repay other indebtedness in the event that the ratings assigned to its long-term senior debt by credit rating agencies are reduced; the requirement that EWA surrender its air carrier certificate no later than December 4, 2002, which could potentially result in defaults under aircraft leases requiring substantial cash payments to the lessors, defaults under CNF's $385 million credit agreement and the reduction in the ratings assigned to CNF's long term senior debt by credit rating agencies; uncertainties regarding EWA's ability to recover all termination costs relating to the termination of its former Priority Mail contract with the USPS; uncertainties regarding EWA's ability to recover all termination costs and other claims relating to the termination of its former Express Mail contract with the USPS; labor matters, including the grievance by furloughed pilots and crewmembers, renegotiations of labor contracts and the risk of work stoppages or strikes; enforcement of and changes in governmental regulations; environmental and tax matters (including claims made by the Internal Revenue Service with respect to aircraft maintenance tax matters); the Department of Transportation, FAA and Department of Justice investigation relating to Emery Worldwide's handling of hazardous materials; the February 2000 crash of an EWA aircraft and related investigation and litigation; and matters relating to CNF's 1996 spin-off of Consolidated Freightways. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows, or results of operations.

                        PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

As previously reported, CNF has been designated a potentially responsible party (PRP) by the EPA with respect to the disposal of hazardous substances at various sites. CNF expects its share of the clean-up costs will not have a material adverse effect on its financial condition, cash flows, or results of operations.

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

On February 16, 2000, a DC-8 cargo aircraft operated by EWA personnel crashed shortly after take-off from Mather Field, near Sacramento, California. The crew of three was killed. The cause of the crash has not been conclusively determined. The National Transportation Safety Board
(NTSB) is conducting an investigation. A NTSB hearing regarding the crash commenced on May 9 and 10, 2002, and is currently in recess. EWA is currently unable to predict the outcome of this investigation or the effect it may have on Emery or CNF.

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

EWA has been named as a defendant in a lawsuit and arbitration proceeding brought by a subcontractor that operated aircraft under EWA's former
Express Mail contract with the USPS. The USPS terminated the Express Mail contract "for convenience" on August 26, 2001. The subcontractor is seeking $28.5 million and other unspecified damages in connection with such termination. EWA believes it is entitled to and intends to seek recovery from the USPS of any termination costs to which the subcontractor may be entitled.

As described in Note 9, "Commitments and Contingencies," CNF is subject to certain legal and administrative proceedings with the IRS and the FAA. There can be no assurance that these proceedings will not have a material adverse effect on CNF's financial condition, cash flows, or results of operations.


                                    PAGE 31

ITEM 4.  Submission of Matters to a Vote of Security Holders

At the Annual Shareholders Meeting held April 23, 2002, the following proposals were presented with the indicated voting results:

For the purpose of electing members of the Board of Directors, the votes representing shares of Common and Preferred stock were cast as follows:

          Nominee                       For        Against
          --------------------       ----------   ---------
          Donald E. Moffitt          46,949,674   1,281,285
          Michael J. Murray          46,055,441   2,171,852
          Robert D. Rogers           47,306,941     920,352
          William J. Schroeder       46,049,441   2,177,852

The following directors did not stand for election and continued in office as directors after the Annual Shareholders Meeting: Robert Alpert, Richard
A. Clarke, Margaret G. Gill, Robert Jaunich II, W. Keith Kennedy, Jr.,
Gregory L. Quesnel, and Robert P. Wayman.   Richard B. Madden, a board
member since 1992, retired from the board on April 29, 2002.

The appointment of Arthur Andersen LLP as independent public accountants for the year 2002 was approved by the following vote: For 42,072,826; Against 5,280,091; Abstain 874,376.


ITEM 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             99(a) Computation of Ratios of Earnings to Fixed Charges --For the three months ended March 31, 2002 and 2001, the ratios of earnings to fixed charges were 3.1x and 2.0x, respectively.

               (b) Computation of Ratios of Earnings to Combined Fixed Charges - For the three months ended March 31, 2002 and 2001, the ratios of earnings to combined fixed charges and preferred stock dividends were 2.9x and 1.9x, respectively.

        (b)Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended March 31, 2002.



                                    PAGE 32

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company (Registrant) has duly caused this Form 10-Q Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CNF Inc.
                           ----------------------
                           (Registrant)

May 14, 2002               /s/Chutta Rathnathicam
                           ----------------------
                           Chutta Rathnathicam
                           Senior Vice President and
                               Chief Financial Officer