Form 10-Q
period 2002-06-30
CNF INC
filed 2002-08-09
CIK 23675

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2002

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



            Number of shares of Common Stock, $.625 par value,
                outstanding as of July 31, 2002: 49,246,406

                                 CNF INC.
                                 FORM 10-Q
                        Quarter Ended June 30, 2002

___________________________________________________________________________
___________________________________________________________________________


                                   INDEX



PART I.   FINANCIAL INFORMATION                                    Page

  Item 1. Financial Statements

          Consolidated Balance Sheets -
            June 30, 2002 and December 31, 2001                       3

          Statements of Consolidated Operations -
            Three and Six Months Ended June 30, 2002 and 2001         5

          Statements of Consolidated Cash Flows -
            Three and Six Months Ended June 30, 2002 and 2001         6

          Notes to Consolidated Financial Statements                  7

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      18


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                          35

  Item 6. Exhibits and Reports on Form 8-K                           36


SIGNATURES                                                           37

CNF INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)


                                                     June 30,     December 31,
                                                        2002             2001

ASSETS

Current Assets
  Cash and cash equivalents                        $  355,512      $  400,763
  Trade accounts receivable, net                      710,287         677,684
  Other accounts receivable                            93,823          56,860
  Operating supplies, at lower of average cost
    or market                                          20,078          20,244
  Prepaid expenses                                     49,983          46,948
  Deferred income taxes                               157,831         125,347
                                                   -----------     -----------
    Total Current Assets                            1,387,514       1,327,846
                                                   -----------     -----------

Property, Plant and Equipment, at Cost
  Land                                                151,213         149,499
  Buildings and leasehold improvements                754,276         739,197
  Revenue equipment                                   617,849         618,329
  Other equipment                                     411,138         411,546
                                                   -----------     -----------
                                                    1,934,476       1,918,571
                                                   -----------     -----------
Accumulated depreciation and
    amortization                                     (889,328)       (848,042)
                                                   -----------     -----------
                                                    1,045,148       1,070,529
                                                   -----------     -----------

Other Assets
  Deferred charges and other assets
    (Note 2)                                          248,633         224,605
  Capitalized software, net                            77,834          79,891
  Goodwill, net (Note 1)                              240,567         240,523
  Deferred income taxes                                     -          46,626
                                                   -----------     -----------
                                                      567,034         591,645
                                                   -----------     -----------
Total Assets                                       $2,999,696      $2,990,020
                                                   ===========     ===========


       The accompanying notes are an integral part of these statements.

CNF INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share amounts)


                                                      June 30,    December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                     2002            2001

Current Liabilities
  Accounts payable                                   $369,295        $338,730
  Accrued liabilities (Note 2)                        342,866         307,676
  Accrued claims costs                                140,047         126,981
  Accrued aircraft leases and return provision        197,748          77,483
  Current maturities of long-term debt and
    capital leases                                     15,292          11,765
  Income taxes payable                                      -          21,501
                                                   -----------     -----------
    Total Current Liabilities                       1,065,248         884,136

Long-Term Liabilities
  Long-term debt and guarantees                       433,440         436,055
  Long-term obligations under capital leases          110,559         129,760
  Accrued claims costs                                110,209         122,273
  Employee benefits                                   282,997         275,764
  Other liabilities and deferred credits (Note 2)     124,488         120,858
  Accrued aircraft leases and return provision         12,695         258,087
  Deferred income taxes                                55,073               -
                                                   -----------     -----------
    Total Liabilities                               2,194,709       2,226,933
                                                   -----------     -----------

Commitments and Contingencies (Note 9)

Company-Obligated Mandatorily Redeemable
  Preferred Securities of Subsidiary Trust
  Holding Solely Convertible Debentures of
  the Company (Note 7)                                125,000         125,000

Shareholders' Equity
  Preferred stock, no par value; authorized
    5,000,000 shares:  Series B, 8.5% cumulative,
    convertible, $.01 stated value; designated
    1,100,000 shares; issued 792,503 and 805,895
    shares, respectively                                    8               8
  Additional paid-in capital, preferred stock         120,532         122,568
  Deferred compensation, Thrift and Stock Plan        (69,521)        (73,320)
                                                   -----------     -----------
    Total Preferred Shareholders' Equity               51,019          49,256
                                                   -----------     -----------
  Common stock, $.625 par value; authorized
    100,000,000 shares; issued 55,819,270 and
    55,559,909 shares, respectively                    34,887          34,725
  Additional paid-in capital, common stock            337,747         332,066
  Retained earnings                                   461,222         432,918
  Deferred compensation, restricted stock                (806)         (1,013)
  Cost of repurchased common stock
    (6,604,919 and 6,669,393 shares,
    respectively)                                    (162,853)       (164,441)
                                                   -----------     -----------
                                                      670,197         634,255
Accumulated Other Comprehensive Loss (Note 4)         (41,229)        (45,424)
                                                   -----------     -----------
    Total Common Shareholders' Equity                 628,968         588,831
                                                   -----------     -----------
    Total Shareholders' Equity                        679,987         638,087
                                                   -----------     -----------
    Total Liabilities and Shareholders' Equity     $2,999,696      $2,990,020
                                                   ===========     ===========


       The accompanying notes are an integral part of these statements.


CNF INC.
STATEMENTS OF CONSOLIDATED OPERATIONS
(Dollars in thousands except per share amounts)



                                              Three Months Ended          Six Months Ended
                                                  June 30,                    June 30,
                                             2002          2001          2002         2001
                                         -----------   -----------    -----------  -----------
REVENUES                                 $1,186,273    $1,256,608     $2,253,347   $2,535,073

Costs and Expenses
        Operating expenses                  993,667     1,095,964      1,873,372    2,169,749
        General and administrative
          expenses                          113,060       127,913        224,221      255,115
        Depreciation                         35,637        44,187         71,481       87,937
        Restructuring charges                     -       340,531              -      340,531
                                         -----------   -----------    -----------  -----------
                                          1,142,364     1,608,595      2,169,074    2,853,332
                                         -----------   -----------    -----------  -----------
OPERATING INCOME (LOSS)                      43,909      (351,987)        84,273     (318,259)

Other Income (Expense)
        Investment income                     1,677           641          3,285        1,370
        Interest expense                     (5,638)       (7,234)       (11,523)     (15,027)
        Dividend requirement on preferred
          securities of subsidiary
          trust (Note 7)                     (1,563)       (1,563)        (3,126)      (3,126)
        Miscellaneous, net                   (2,501)          482         (3,803)       1,309
                                         -----------   -----------    -----------  -----------
                                             (8,025)       (7,674)       (15,167)     (15,474)
                                         -----------   -----------    -----------  -----------
Income (Loss) before Taxes                   35,884      (359,661)        69,106     (333,733)
  Income Tax Benefit (Provision)            (13,995)      133,852        (26,951)     123,481
                                         -----------   -----------    -----------  -----------
Net Income (Loss)                            21,889      (225,809)        42,155     (210,252)
  Preferred Stock Dividends                   2,043         2,079          4,048        4,119
                                         -----------   -----------    -----------  -----------
NET INCOME (LOSS) AVAILABLE TO COMMON
  SHAREHOLDERS                           $   19,846    $ (227,888)    $   38,107   $ (214,371)
                                         ===========   ===========    ===========  ===========
Weighted-Average Common Shares
  Outstanding (Note 6)
    Basic shares                         49,074,627    48,760,668     49,001,489   48,704,866
    Diluted shares                       56,713,022    48,760,668     56,610,935   48,704,866

Earnings (Loss) per Common Share (Note 6)
    Basic                                $     0.40    $    (4.67)    $     0.78   $    (4.40)
                                         ===========   ===========    ===========  ===========
    Diluted                              $     0.37    $    (4.67)    $     0.72   $    (4.40)
                                         ===========   ===========    ===========  ===========


The accompanying notes are an integral part of these statements.


CNF INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in thousands)

                                                         Six Months Ended
                                                             June 30,
                                                      2002            2001
                                                   ----------      ----------
Cash and Cash Equivalents, Beginning of Period     $ 400,763       $ 104,515

Operating Activities
Net income (loss)                                     42,155        (210,252)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Restructuring charges                                  -         340,531
    Loss from business failure of a customer               -          31,605
    Depreciation and amortization                     81,079         102,831
    Increase (Decrease) in deferred income taxes      68,524        (135,469)
    Amortization of deferred compensation              4,419           3,650
    Provision for uncollectible accounts               6,998           6,408
    Losses (Gains) from sales of property and
      equipment                                      (13,318)          1,136
    Changes in assets and liabilities:
      Receivables                                    (71,282)         76,648
      Prepaid expenses                                (3,035)         (7,738)
      Unamortized aircraft maintenance                     -           5,970
      Accounts payable                                30,629         (26,792)
      Accrued liabilities                             39,651         (31,600)
      Accrued claims costs                             1,002          21,922
      Income taxes                                   (21,501)         (1,777)
      Employee benefits                                7,233          14,927
      Accrued aircraft leases and return provision  (125,127)        (13,356)
      Deferred charges and credits                    (1,092)            (26)
      Other                                            1,253          (6,467)
                                                   ----------      ----------
  Net Cash Provided by Operating Activities           47,588         172,151
                                                   ----------      ----------
Investing Activities
    Capital expenditures                             (51,900)       (113,063)
    Software expenditures                             (6,872)         (9,159)
    Proceeds from sales of property, net               6,287           1,006
                                                   ----------      ----------
  Net Cash Used in Investing Activities              (52,485)       (121,216)
                                                   ----------      ----------
Financing Activities
    Repayments of long-term debt, guarantees and
      capital leases                                 (25,774)         (7,559)
    Proceeds from exercise of stock options            4,958           2,234
    Payments of common dividends                      (9,803)         (9,754)
    Payments of preferred dividends                   (5,274)         (5,376)
                                                   ----------      ----------
  Net Cash Used in Financing Activities              (35,893)        (20,455)
                                                   ----------      ----------
  Net Cash Provided by (Used in) Continuing
    Operations                                       (40,790)         30,480
                                                   ----------      ----------
  Net Cash Used in Discontinued Operations            (4,461)         (3,525)
                                                   ----------      ----------
  Increase (Decrease) in Cash and Cash Equivalents   (45,251)         26,955
                                                   ----------      ----------
Cash and Cash Equivalents, End of Period           $ 355,512       $ 131,470
                                                   ==========      ==========

The accompanying notes are an integral part of these statements.

                                 CNF INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the accompanying consolidated financial statements of CNF Inc. and its wholly owned subsidiaries (CNF) have been prepared by CNF, without audit by independent public accountants. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements included in CNF's 2001 Annual Report to Shareholders.

On December 5, 2001, CNF announced effective January 1, 2002, the formation of a new global supply chain services company called Menlo Worldwide, which for financial reporting purposes includes the operating results of Emery Forwarding, Menlo Worldwide Logistics, Menlo Worldwide Technologies, and Vector SCM. Refer to Note 5, "Business Segments," for a description of CNF's reporting segments.

New Accounting Standards

Effective January 1, 2002, CNF adopted SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. Pursuant to SFAS 142, CNF has evaluated whether its goodwill is impaired and has determined that, as of January 1, 2002, CNF was not required to make an adjustment to the carrying value of the assets. Effective January 1, 2002, CNF ceased goodwill amortization associated with the Emery Forwarding segment. Prior to adoption of SFAS 142, CNF amortized goodwill of $2.8 million and $5.5 million, respectively, in the second quarter and first half of last year.

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

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections." SFAS 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses. Additionally, SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. CNF adopted the provisions of SFAS 145 that amended SFAS 13 for transactions occurring after May 15, 2002 in its consolidated financial statements with no material impact. CNF will adopt all other provisions of SFAS 145, as required, effective January 1, 2003. CNF is evaluating the financial statement impact of adopting these other provisions of SFAS 145.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146, once adopted, nullifies EITF Issue No. 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. CNF is in the process of evaluating the financial statement impact of adoption of SFAS 146.

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

The Termination Agreement preserved EWA's right to pursue claims for underpayment of amounts owed to EWA under the contract, which were ultimately settled in September 2001 as described below. The USPS agreed to reimburse EWA for Priority Mail contract termination costs, including costs of contract-related equipment, inventory, and operating lease commitments, up to $125 million (the "Termination Liability Cap"). On January 7, 2001, the USPS paid EWA $60 million toward the termination costs. The Termination Agreement provided for this provisional payment to be adjusted if actual termination costs were greater or less than $60 million, in which case either the USPS would be required to make an additional payment with interest or EWA would be required to return a portion of the provisional payment with interest. In July 2002, EWA and the USPS entered into an agreement that required the USPS to pay $6 million to EWA, in addition to the $60 million provisional payment on January 7, as the final settlement of EWA's Priority Mail contract termination costs.

On September 26, 2001, EWA entered into an agreement with the USPS to settle claims relating to the underpayment of amounts owed to EWA under the Priority Mail contract with the USPS (the "Settlement Agreement"). Under the Settlement Agreement, EWA received a $235 million payment from the USPS on September 28, 2001 to settle all non-termination claims under the Priority Mail contract. These claims were to recover costs of operating under the contract as well as profit and interest thereon. The Priority Mail Termination Agreement described above was unaffected by the Settlement Agreement.

Under the Settlement Agreement, on September 28, 2001, EWA also received a $70 million provisional payment from the USPS to provisionally pay for termination costs and other claims related to EWA's Express Mail contract, which was terminated by the USPS "for convenience" effective August 26, 2001. The Settlement Agreement provides for the provisional payment to be adjusted if actual termination costs and other agreed-upon claims related to the Express Mail contract are greater or less than $70 million, in which case either the USPS will be required to make an additional payment with interest, subject to the limitation described in the following paragraph, or EWA will be required to return a portion of the provisional payment with interest.

As of June 30, 2002 and December 31, 2001, the $70 million provisional payment was included in Deferred Credits in CNF's Consolidated Balance Sheets. This amount will continue to be included in Deferred Credits until it is used to retire the remaining $80 million in assets included in Deferred Charges related to the Express Mail contract. The Settlement Agreement provides that the total amount payable by the USPS for termination costs and other claims relating to the Express Mail contract, including the $70 million provisional payment, may not exceed $150 million. On December 14, 2001, EWA filed a termination settlement proposal with the USPS for recovery of EWA's costs of providing service under the terminated Express Mail contract as well as costs incurred by EWA's subcontractors for performing services under the Express Mail contract. Any recovery of such costs would be offset in whole or in part by the $70 million provisional payment received in 2001.

Results of the former Express Mail contract are included in the Emery Forwarding reporting segment and not as discontinued operations.

     Operating Results and Gain from Discontinuance
     ----------------------------------------------

As a result of the termination of the Priority Mail contract, the results of operations, and cash flows of the Priority Mail operations have been segregated and classified as discontinued operations. Net non-current assets of discontinued operations of $3.1 million at June 30, 2002 and December 31, 2001 were included in Deferred Charges and Other Assets in the Consolidated Balance Sheets. Net current liabilities of discontinued operations of $1.1 million and $5.6 million at June 30, 2002 and December 31, 2001, respectively, were included in Accrued Liabilities.

The Priority Mail contract provided for an annual re-determination of prices paid to EWA. Because of disputes between the USPS and EWA, these prices never were re-determined and, as a result, EWA did not receive any additional payments to which it would have been entitled upon a favorable re-determination. Accordingly, beginning in the third quarter of 1999 until January 7, 2001, EWA recognized as "unbilled revenue" under the Priority Mail contract, an amount of revenue sufficient only to cover costs of operating under the contract. As a result, no operating profit has been recognized in connection with the Priority Mail contract since the third quarter of 1999, when EWA filed a claim for re-determined higher prices. Prior to the January 7, 2001 settlement, CNF recorded revenues in amounts up to the costs incurred.

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

As described in "Menlo Worldwide-Emery Forwarding-Regulatory Matters" under "Management's Discussion and Analysis," the Federal Aviation Administration
(FAA) required EWA to suspend its air carrier operations on August 13, 2001. In response to the FAA suspension, as well as the terrorist actions described below in Note 9, "Commitments and Contingencies-Terrorist Attacks," the growing unpredictability and uncertainty of the FAA's requalification process, and a worsening global economic downturn, Emery re-evaluated its restructuring plan. CNF announced on December 5, 2001 that Emery in 2002 would become part of CNF's new Menlo Worldwide group of supply chain services providers and would continue to provide full North American forwarding services utilizing aircraft operated by other air carriers instead of EWA's fleet of aircraft, and that EWA would cease air carrier operations. In connection with the revised restructuring plan, in the fourth quarter of 2001 Emery recognized additional restructuring charges of $311.7 million for the planned disposal of leased aircraft, cessation of EWA's remaining operations, employee separation costs for 157 Emery employees, and other costs.

The restructuring charges in 2001 were based in part on significant estimates and assumptions made by Emery's management as to the amount and timing of aircraft rental payments and the costs of returning those aircraft upon expiration or early termination of the leases. The $311.7 million restructuring charge recognized in the fourth quarter of 2001 includes primarily accruals for scheduled undiscounted rental payments for aircraft leased to Emery and estimated costs of returning those aircraft upon expiration or early termination of the related leases. Actual costs may differ from those estimates (due, among other things, to Emery's efforts to negotiate the early termination of aircraft leases and potential defaults under aircraft leases) and that difference would be recognized as additional expense or income in the period when and if that determination can be made. In the first half of 2002, Emery paid $125.1 million for aircraft leases and return costs, primarily due to the negotiated early return of approximately one-half of EWA's aircraft fleet. At June 30, 2002, $197.7 million of accrued aircraft leases and return costs were classified as current liabilities in the Consolidated Balance Sheets based primarily on Emery's intention to negotiate the early termination of those aircraft leases. See Note 9, "Commitments and Contingencies-Restructuring Charges and Regulatory Matters."


The following table represents the cumulative activity related to Emery's 2001 restructuring plan:


(In Millions)             Total   Cumulative    Charged    Reserves at
                         Charges     Cash       Against      June 30,
                                     Usage       Assets        2002
                       ---------- ----------  ----------   ----------
Employee separations   $     6.1  $    (3.3)  $      --    $     2.8
Asset impairments          278.0         --      (278.0)          --
Aircraft and other costs   368.1     (129.4)         --        238.7
                       ---------- ----------  ----------   ----------
                       $   652.2  $  (132.7)  $  (278.0)   $   241.5
                       ========== ==========  ==========   ==========

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

4.   Comprehensive Income (Loss)

Comprehensive Income (Loss), which is a measure of all changes in equity except those resulting from investments by owners and distributions to owners, was as follows:



                               Three Months Ended        Six Months Ended
                                     June 30,                June 30,
                              ----------------------   ---------------------
(Dollars in thousands)           2002        2001         2002       2001
                              ---------   ----------   ---------- ----------

Net income (loss)             $  21,889   $(225,809)   $  42,155  $(210,252)

Other comprehensive income (loss)
  Cumulative effect of accounting
    change, net of tax (Note 8)      --          --          --      3,005
 Change in fair value of cash
   flow hedges (Note 8)             (99)        175       1,080     (2,621)
 Foreign currency translation
   adjustment                     4,397      (3,096)      3,115     (4,570)
                              ----------  ----------  ---------- ----------
                                  4,298      (2,921)      4,195     (4,186)
                              ----------  ----------  ---------- ----------
Comprehensive income (loss)   $  26,187   $(228,730)  $  46,350  $(214,438)
                              ==========  ========== ========== ==========



The following is a summary of the components of Accumulated Other
Comprehensive Loss:

                                           June 30,   December 31,
(Dollars in thousands)                       2002         2001
                                         -----------   -----------
Cumulative effect accounting change, net
  of tax  (Note 8)                       $       --    $    3,005
Accumulated change in fair value of cash
  flow hedges (Note 8)                         (463)       (4,548)
Accumulated foreign currency translation
  adjustments                               (29,667)      (32,782)
Minimum pension liability adjustment        (11,099)      (11,099)
                                         -----------   -----------
Accumulated other comprehensive loss     $  (41,229)   $  (45,424)
                                         ===========   ===========


5.    Business Segments

Selected financial information for CNF's continuing operations is shown below. CNF evaluates performance of the segments based on several factors. However, the primary measurement focus is based on segment operating results, excluding significant non-recurring and/or unusual items. The prior period has been reclassified to exclude discontinued operations.

On December 5, 2001, CNF announced effective January 1, 2002, the formation of a new global supply chain services company called Menlo Worldwide, which for financial reporting purposes includes the operating results of Emery Forwarding, Menlo Worldwide Logistics, Menlo Worldwide Technologies, and Vector SCM.

Consistent with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," CNF discloses segment information in the manner in which the components are organized for making operating decisions, assessing performance and allocating resources. Accordingly, operating results are reported along CNF's three lines of business: Con-Way Transportation Services, Menlo Worldwide, and CNF Other. Within the Menlo Worldwide group, Emery Forwarding, Menlo Worldwide Logistics and Menlo Worldwide Other individually represent separate segments for financial reporting purposes. The Emery Forwarding reporting segment consists of Emery Forwarding and Emery Worldwide Airlines ("EWA"), a separate subsidiary of CNF that ceased its air carrier operations in December 2001. The Menlo Worldwide Other reporting segment consists of Menlo Worldwide Technologies and Vector SCM. The CNF Other reporting segment includes the operating results of Road Systems and certain CNF corporate activities. Operating results in the prior period have been reclassified to conform to the current-year reporting segment presentation.




                                          Three Months Ended             Six Months Ended
                                               June 30,                      June 30,
(Dollars in thousands)                    2002          2001            2002          2001
Revenues Including Intersegment
  Con-Way Transportation Services     $  504,097    $  489,386      $  958,896    $  958,587
  Menlo Worldwide
    Emery Forwarding                     439,849       530,205         834,645     1,113,495
    Menlo Worldwide Logistics            245,037       237,574         464,993       462,938
                                         684,886       767,779       1,299,638     1,576,433
  CNF Other                                3,277         7,718           6,695        16,920
                                       1,192,260     1,264,883       2,265,229     2,551,940

Intersegment Revenue Eliminations
  Con-Way Transportation Services           (129)         (193)           (197)         (424)
  Menlo Worldwide
    Emery Forwarding                         (62)          (47)            (97)         (139)
    Menlo Worldwide Logistics             (3,426)       (3,071)         (6,873)       (5,840)
                                          (3,488)       (3,118)         (6,970)       (5,979)
  CNF Other                               (2,370)       (4,964)         (4,715)      (10,464)
                                          (5,987)       (8,275)        (11,882)      (16,867)

Revenues
  Con-Way Transportation Services        503,968       489,193         958,699       958,163
  Menlo Worldwide
    Emery Forwarding                     439,787       530,158         834,548     1,113,356
    Menlo Worldwide Logistics            241,611       234,503         458,120       457,098
                                         681,398       764,661       1,292,668     1,570,454
  CNF Other                                  907         2,754           1,980         6,456
                                      $1,186,273    $1,256,608      $2,253,347    $2,535,073

Operating Income (Loss)
  Con-Way Transportation Services     $   35,115    $   42,431      $   68,836    $   79,166
  Menlo Worldwide
    Emery Forwarding                      (5,908)     (370,442)        (11,621)     (376,989)
    Menlo Worldwide Logistics              7,059       (22,253)         14,812       (14,082)
    Menlo Worldwide Other                  9,320        (1,681)         10,629        (6,295)
                                          10,471      (394,376)         13,820      (397,366)
  CNF Other                               (1,677)          (42)          1,617           (59)
                                      $   43,909    $ (351,987)     $   84,273    $ (318,259)


Unusual and/or Non-recurring Items Included in Operating Income (Loss) for the Periods Presented:

Con-Way Transportation Services -
  Net gain from the sale of property  $        -    $        -      $    8,675    $        -
Menlo Worldwide -
  Emery Forwarding -
    Net gain from a payment under the Air
      Transportation Safety and System
      Stabilization Act                        -             -           9,895             -
    Loss from restructuring charge             -      (340,531)              -      (340,531)
    Loss from a legal settlement on
      returned aircraft                        -        (4,696)              -        (4,696)
    Goodwill amortization                      -        (2,758)              -        (5,458)
    Express Mail operating income              -            77               -         3,638
  Menlo Worldwide Logistics -
    Net gain from a contract termination       -             -           1,850             -
    Loss from the business failure of a
      customer                                 -       (31,605)              -       (31,605)
CNF Other -
  Net gain from the sale of property           -             -           2,367             -


6.   Earnings Per Common Share

Basic earnings (loss) per common share (EPS) was computed by dividing net income (loss) by the weighted-average common shares outstanding. The calculation for diluted EPS was calculated as shown below.

                                  Three Months Ended       Six Months Ended
(Dollars in thousands except           June 30,                June 30,
 per share data)                ---------------------- -----------------------
                                    2002        2001      2002         2001
                                ----------  ---------- ----------  -----------
Earnings (Loss):
  Net income (loss) applicable
     to common shareholders     $  19,846   $(227,888) $  38,107   $ (214,371)
  Add-backs:
     Dividends on preferred
        stock, net of
        replacement funding           310          -         593           -
     Dividends on preferred
       securities of subsidiary
       trust, net of tax              954          -       1,908           -
                                ----------  ---------- ----------  -----------
                                $  21,110   $(227,888) $  40,608   $ (214,371)
                                ----------  ---------- ----------  -----------
Shares:
  Basic shares (weighted-average
     common shares outstanding) 49,074,627  48,760,668 49,001,489   48,704,866
  Stock options                    782,286          -     753,337           -
  Series B preferred stock       3,731,109          -   3,731,109           -
  Preferred securities of
     subsidiary trust            3,125,000          -   3,125,000           -
                               -----------  ---------- ----------  -----------
                                56,713,022  48,760,668 56,610,935   48,704,866
                               -----------  ---------- ----------  -----------
  Diluted earnings (loss) per
     common share               $     0.37  $   (4.67) $     0.72  $    (4.40)
                               ===========  ========== ==========  ===========

For the three and six months ended June 30, 2001, convertible securities and stock options were anti-dilutive. As a result, the assumed shares and related add-back to net income (loss) from continuing operations under the if-converted method have been excluded from the calculation of diluted EPS. If the securities were dilutive, the assumed shares under the if-converted method would have been as follows for the three months ended June 30, 2001: stock options - 475,043 shares, series B preferred stock - 4,067,561 shares, preferred securities of subsidiary trust - 3,125,000 shares. For the six months ended June 30, 2001, the shares would have been as follows: stock options - 547,625 shares, series B preferred stock - 4,067,561 shares, preferred securities of subsidiary trust - 3,125,000 shares.


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

8.   Derivative Instruments and Hedging Activities

Effective January 1, 2001, CNF adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, as defined, be recorded on the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Qualifying hedges allow a derivative's gain or loss to offset related results on the hedged item in the income statement or be deferred in Other Comprehensive Income (Loss) until the hedged item is recognized in earnings.

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

In accordance with the transition provisions of SFAS 133, in the first quarter of 2001 CNF recorded in Other Assets a transition adjustment of $20.6 million to recognize the estimated fair value of interest rate swap derivatives, a $4.9 million ($3.0 million after tax) transition adjustment in Accumulated Other Comprehensive Income (Loss) to recognize the estimated fair value of interest rate swap derivatives designated as cash flow hedges, and a $15.7 million transition adjustment in Long-Term Debt to recognize the estimated effect of interest rate changes on the fair value of fixed-rate debt, which is hedged with interest rate swap derivatives designated as fair value hedges.

In the second quarter and the first six months of 2002, the estimated fair value of CNF's fair value hedges increased $9.0 million and $7.4 million respectively, and offset an equal increase in the estimated fair value of CNF's fixed-rate long-term debt attributable to interest rate changes.
Cash flow hedges in the second quarter of 2002 decreased $0.2 million ($0.1 million after tax), while cash flow hedges in the first half of 2002 increased $1.8 million ($1.1 million after tax).

9.   Commitments and Contingencies

IRS Matters

CNF is currently under examination by the Internal Revenue Service (IRS) for tax years 1987 through 1999 on various issues. In connection with those examinations, the IRS proposed adjustments for tax years 1987 through 1990 after which CNF filed a protest and engaged in discussions with the Appeals Office of the IRS. After those discussions failed to produce a settlement, in March 2000, the IRS issued a Notice of Deficiency (the Notice) for the years 1987 through 1990 with respect to various issues, including aircraft maintenance and matters related to years prior to the spin-off of Consolidated Freightways Corporation (CFC), CNF's former long-haul less-than-truckload (LTL) segment, on December 2, 1996. Based upon the Notice, the total amount of the deficiency for items in years 1987 through 1990, including taxes and interest, was $170.8 million as of June 30, 2002. The amount originally due under the Notice was reduced in the third quarter of 2000 by a portion of CNF's $93.4 million payment to the IRS, which is described below.

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

Spin-Off of CFC

On December 2, 1996, CNF completed the spin-off to its shareholders of CFC. In connection with the spin-off of CFC, CNF agreed to indemnify certain states, insurance companies and sureties against the failure of CFC to pay certain workers' compensation, tax and public liability claims that were
pending as of September 30, 1996.   In some cases, these indemnities are
supported by letters of credit and surety bonds under which CNF is liable to the issuing bank or the surety company. Any failure by CFC to pay its workers' compensation, tax or public liability claims when due could result in demands for payment being made against CNF under its indemnity, or in demands for payment being made under the surety bonds and letters of credit supporting these claims, for which CNF would be liable. CNF estimates that the aggregate amount of these claims could be as much as $20 million. Although CFC is obligated to reimburse and indemnify CNF against liability with respect to these claims, CFC's obligation is not secured by any collateral and there can be no assurance that CFC will, in fact, reimburse and indemnify CNF.

In addition, CFC was, at the time of the spin-off, and remains a party to certain multi-employer pension plans covering its current and former employees. If CFC were to make a complete or partial withdrawal from some or all of these pension plans, CFC would be obligated to pay its share of any unfunded vested liabilities under the applicable plans.

If CFC were to completely or partially withdraw from one or more underfunded multi-employer plans, the pension plan trustees might assert claims that CNF is liable for the amounts owed by CFC. Based on advice of legal counsel and its current knowledge of the facts, CNF believes that it would ultimately prevail if any such claims were made. However, if such claims were made, unless relieved of the obligation, CNF would be required, under federal law, to make periodic cash payments in an aggregate amount of up to the full amount of CFC's share of the unfunded vested liabilities until the claims were adjudicated. Under federal law, those payments would be refunded, with interest, if CNF were to prevail on the claims. The computation of the amount of the periodic payments depends on facts specific to CFC, including CFC's historical plan contribution rates and service-hour data, and, as a result, CNF cannot accurately estimate the
amount of those payments.   However, those payments could be substantial
and could have a significant adverse effect on CNF's liquidity.

As a result of the foregoing, there can be no assurance that matters relating to CFC will not have a material adverse effect on CNF's financial condition, cash flows or results of operations.

Restructuring Charges and Regulatory Matters

Due in large part to the fourth-quarter 2001 restructuring charge incurred in connection with the cessation of EWA's air carrier operations as described in Note 3, "Restructuring Charges," CNF was required to obtain amendments to its bank revolving credit facility, which provide for the pledge of collateral by CNF and its principal subsidiaries upon specified downgrades of CNF's senior unsecured long-term debt securities. The fourth-quarter 2001 restructuring charge also resulted in defaults under financial covenants in agreements pursuant to which EWA leased some of its aircraft. However, these aircraft leases under default were terminated and settled in the second quarter of 2002 in connection with the negotiated early return of approximately one-half of EWA's parked aircraft fleet. The restructuring charges recognized by Emery during 2001 reflect CNF's estimate of the costs of terminating EWA's air carrier operations, returning leased aircraft and restructuring Emery's business and related matters. Although CNF believes that the estimate is adequate to cover these costs based on information currently available and assumptions management believes are reasonable under the circumstances, Emery will be required to recognize additional charges or credits if actual results differ from management's estimates. Additional charges could result in defaults under CNF's bank revolving credit facility and other debt instruments and under aircraft leases. For further discussion of these matters, see "Menlo Worldwide-Emery Forwarding-Regulatory Matters" and "Liquidity and Capital Resources-Restructuring Charges and Regulatory Matters" under "Management's Discussion and Analysis."

As a result of the matters discussed above and in "Management's Discussion and Analysis," CNF can provide no assurance that these matters will not have a material adverse effect on CNF's financial condition, cash flows, or results of operations in the future.

Terrorist Attacks

Operating results at Emery were adversely affected by the terrorist attacks on September 11, 2001. Contractors providing air carrier service to Emery were grounded on September 11 and 12 and did not resume service until the evening of September 13, which adversely affected Emery's results of operations.

In response to the terrorist attacks, the U.S. Congress passed the Air Transportation Safety and System Stabilization Act (the "Act"), a $15 billion emergency economic assistance package intended to mitigate financial losses in the air carrier industry. The legislation provides for $5 billion in direct loss reimbursement and $10 billion in federal loan guarantees and credits, expands war risk insurance coverage for air carriers, and provides some government assistance for short-term increases in insurance premiums. In March 2002, Emery received an $11.9 million payment under the Act, resulting in the recognition of a $9.9 million first-quarter net gain in 2002. The payment made to Emery under the Act is subject to audit. Emery is seeking additional payments under the Act.

Emery is not able to accurately quantify how the events of September 11, or any subsequent terrorist activities, will affect the global economy, governmental regulation, the air transportation industry, Emery's costs of providing airfreight services and the demand for Emery's airfreight services. However, Emery believes that any additional security measures that may be required by future regulations could result in additional costs and could have an adverse effect on its operations and service.

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

                       PART I. FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS

On December 5, 2001, CNF announced effective January 1, 2002, the formation of a new global supply chain services company called Menlo Worldwide, which for financial reporting purposes includes the operating results of Emery Forwarding, Menlo Worldwide Logistics, Menlo Worldwide Technologies, and Vector SCM.

Consistent with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," CNF discloses segment information in the manner in which the components are organized for making operating decisions, assessing performance and allocating resources. Accordingly, operating results are reported along CNF's three lines of business: Con-Way Transportation Services, Menlo Worldwide, and CNF Other. Within the Menlo Worldwide group, Emery Forwarding, Menlo Worldwide Logistics and Menlo Worldwide Other individually represent separate segments for financial reporting purposes. The Emery Forwarding reporting segment consists of Emery Forwarding and Emery Worldwide Airlines ("EWA"), a separate subsidiary of CNF that ceased its air carrier operations in December 2001. The Menlo Worldwide Other reporting segment consists of Menlo Worldwide Technologies and Vector SCM. The CNF Other reporting segment includes the operating results of Road Systems and certain CNF corporate activities. Operating results in the prior periods have been reclassified to conform to the current-year reporting segment presentation.

As used in Management's Discussion and Analysis, all references to CNF, "the Company," "we," "us," and "our" and all similar references mean CNF Inc. and its subsidiaries, unless otherwise expressly stated or the context otherwise requires.

==========================================
Estimates and Critical Accounting Policies
==========================================

CNF makes estimates and assumptions when preparing the financial statements in conformity with accounting principles generally accepted in the United States. These estimates and assumptions affect the amounts reported in the accompanying financial statements and notes thereto. Actual results could differ from those estimates. CNF's most critical accounting policies upon which management bases estimates are those relating to self-insurance reserves, income taxes, restructuring reserves and defined benefit pension plan costs.

Self-Insurance Reserves
-----------------------
CNF uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for medical, casualty, liability, vehicular, cargo and workers' compensation claims. Liabilities associated with the risks that are retained by CNF are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other assumptions. The estimated accruals for these liabilities could be significantly affected if actual costs differ from these assumptions and historical trends.

Income Taxes
------------
In establishing its deferred income tax assets and liabilities, CNF makes judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to its operations. CNF records deferred tax assets and liabilities and periodically evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. The likelihood of a material change in CNF's expected realization of these assets is dependent on future taxable income, its ability to use foreign tax credit carryforwards and carrybacks, final U.S. and foreign tax settlements, and the effectiveness of its tax planning strategies in the various relevant jurisdictions. CNF is also subject to examination of its income tax returns for multiple years by the Internal Revenue Service and other tax authorities. CNF periodically assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. Changes to CNF's income tax provision or in the valuation of deferred tax assets and liabilities may affect its annual effective income tax rate.

Restructuring Reserves
----------------------
The restructuring charges recognized in 2001 were based on significant estimates and assumptions made by management. Refer to the "Emery Forwarding - Restructuring Charges" section under "Results of Operations" below for a description of assumptions used and to Note 3, "Restructuring Charges" for the cumulative activity related to Emery's 2001 restructuring plan.

Defined Benefit Pension Plan
----------------------------
CNF has a defined benefit pension plan that covers non-contractual employees in the United States. The amount recognized as pension expense depends upon a number of assumptions and factors including (i) the discount rate used to measure the present value of pension obligations and (ii) the actual rate of return on plan assets compared to the assumed rate of return. CNF adjusts its discount rate periodically to reflect market conditions, taking into account a number of factors including the advice of its outside actuaries. Rates of return on plan assets are affected by economic conditions and market fluctuations. CNF's assumed rate of return on plan assets, which has been unchanged since 1995, is based on the expected long-term rate of return on plan assets since inception of the plan.

In 2001, CNF reduced its discount rate to 7.25% from 7.75%. Actual returns on plan assets were a loss of approximately 4.5% compared to the assumed rate of return on plan assets of 9.5%. The decline in discount rate and asset values at December 31, 2001, the measurement date for estimating 2002 pension expense, increased estimated annual pension expense in 2002 by approximately $5 to $7 million. However, the estimate is subject to assumptions and uncertainties and there can be no assurance that the actual change in 2002 pension expense will not be different. If market trends continue, pension expense in 2003 may also increase over 2002. Plan funding requirements, which are determined independently from pension expense, are governed by the Employee Retirement Income Security Act (ERISA). See "Liquidity and Capital Resources" under "Management's Discussion and Analysis."

=====================
RESULTS OF OPERATIONS
=====================

Net income available to CNF common shareholders of $19.8 million ($0.37 per diluted share) in the second quarter of 2002 and $38.1 million ($0.72 per diluted share) in the first half of 2002 compared to a net loss applicable to common shareholders of $227.9 million ($4.67 per diluted share) in last year's second quarter and $214.4 million ($4.40 per diluted share) in the first half of last year. The first half of 2002 included $22.8 million of unusual first-quarter pre-tax net gains, as summarized below. The second quarter and first half of last year included charges of $379.5 million and $378.7 million, respectively, from the net effect of unusual and/or non-recurring items in 2001, including a $340.5 million restructuring charge at Emery and a $31.6 million loss at Menlo Worldwide Logistics from the business failure of a customer. Excluding unusual and/or non-recurring items, second-quarter and first-half net income available to common shareholders in 2002 of $19.8 million and $24.2 million, respectively, increased from $9.8 million in the second quarter of last year and $22.8 million in the first half of last year due primarily to a decline in Emery's operating loss, partially offset by declines in operating income at Con-Way and Menlo Worldwide Logistics.

Pre-tax Income (Expense) from unusual and/or non-recurring items:


                                  Three Months Ended       Six Months Ended
                                        June 30,               June 30,
                                 ---------------------   ---------------------
(Thousands of dollars)              2002       2001         2002       2001
                                 ---------- ----------   ---------- ----------
Con-Way Transportation Services
 Net gain from the sale of
  property                       $      -   $      -     $   8,675  $      -

Menlo Worldwide -
 Emery Forwarding -
  Net gain from a payment under the
   Air Transportation Safety and
   System Stabilization Act             -          -         9,895         -
  Loss from restructuring charge        -    (340,531)          -    (340,531)
  Loss from a legal settlement on
   returned aircraft                    -      (4,696)          -      (4,696)
  Goodwill amortization                 -      (2,758)          -      (5,458)
  Express Mail operating income         -          77           -       3,638

Menlo Worldwide Logistics
  Net gain from a contract termination  -          -         1,850         -
  Loss from the business failure of a
   customer                             -     (31,605)          -     (31,605)

CNF Other -
 Net gain from the sale of property     -          -         2,367         -

CONTINUING OPERATIONS
=====================

CNF's second-quarter and first-half revenue in 2002 fell 5.6% and 11.1%, respectively, from the same periods last year due substantially to lower revenue from Emery Forwarding, partially offset by higher revenue from Con-Way and Menlo Worldwide Logistics.

Second-quarter and first-half operating income in 2002 was $43.9 million and $84.3 million, respectively, compared to operating losses of $352.0 million and $318.3 million in the second quarter and first half of last year, respectively. Excluding unusual gains in the first quarter of 2002 and the adverse net effect of last year's unusual and/or non-recurring items, second-quarter operating income of $43.9 million in 2002 increased from $27.5 million in 2001 and first-half operating income of $61.5 million in 2002 rose from $60.4 million last year due primarily to a decline in Emery's operating loss, partially offset by lower operating income at Con-Way and Menlo Worldwide Logistics.

Other net expense in the second quarter of 2002 rose 4.6% over the same quarter last year, but fell 2.0% in the first half of 2002 compared to the first half of last year. The second quarter and first half of 2002 was positively affected by lower interest expense on long-term debt, which was effectively converted from fixed-rate to floating-rate with interest rate swaps. Declines in the cash surrender value of corporate-owned life insurance policies adversely affected the first two quarters of 2002 compared to the same periods last year, which benefited from gains on those policies.

The effective tax rate in the first two quarters of 2002 was 39.0% compared to last year's second-quarter and first-half effective tax benefit rates of 37.2% and 37.0%, which resulted primarily from the significant unusual charges recognized in June 2001.

Con-Way Transportation Services
-------------------------------

Second-quarter revenue for Con-Way Transportation Services (Con-Way) in
2002 increased 3.0% over last year's second quarter due primarily to increased revenue from Con-Way's regional carriers, which had a 1.4% increase in revenue per hundredweight (yield) on essentially flat less-than-truckload (LTL) and total weight per day (weight). Con-Way's second-quarter revenue in 2002 also benefited from a $5.1 million increase in revenue from Con-Way Air Express (CAX), which began operations in May 2001, and Con-Way NOW (NOW) and Con-Way Logistics (CLI). Con-Way's revenue in the first half of 2002 increased 0.1% from the first half of 2001 as a decline in revenue from the regional carriers was substantially offset by a $10.7 million increase in revenue from NOW, CLI and CAX. The decrease in first-half revenue from the regional carriers in 2002 was due primarily to LTL and total-weight declines of 1.2% and 1.1%, respectively, a 1.1% drop in yield, and one fewer working day in the first half of 2002 compared to the same period last year. Weight shipped by the regional carriers in the second quarter and first half of 2002 reflects the loss of a major customer in the first quarter of 2002, which last year accounted for minimal profit on an estimated $75 million of annual revenue. Yield over the same comparative periods was positively affected by a higher percentage of inter-regional joint services, which typically command higher rates on longer lengths of haul, but was negatively impacted by a decline in fuel surcharges and a more competitive pricing environment when compared to the same periods last year.

Con-Way's second-quarter operating income in 2002 fell 17.2% from 2001 to $35.1 million and first-half operating income in 2002 declined 13.1% from last year to $68.8 million. Excluding an unusual $8.7 million 2002 first-quarter net gain from the sale of excess property, second-quarter and first-half operating income in 2002 fell 17.2% and 24.0% from the respective periods last year due primarily to an increase in employee compensation and benefits expense, and to a lesser extent, a rise in vehicular claims costs. The second quarter and first half of both 2002 and 2001 were adversely affected by operating losses from Con-Way Air Express, which began operations in May 2001, and Con-Way Logistics.

In July 2002, Con-Way announced the addition of next-day and second-day delivery service to over six thousand cities within the Con-Way LTL network. The new project, called "Extended Service Lanes," utilizes special sleeper-team operations that are intended to replace two-day service with next-day service in a large number of markets as well as expand the coverage of second-day service.

Menlo Worldwide
---------------

  Emery Forwarding
  ----------------

  Operating Results

Second-quarter and first-half revenue for Emery Forwarding (Emery) declined in 2002 by 17.1% and 25.0%, respectively, from the same periods last year due primarily to lower North American revenue. International airfreight revenue increased slightly in the second quarter of 2002 compared to the same quarter of last year, while first-half international airfreight revenue in 2002 declined from the same period last year. Emery's revenue decline in the second quarter and first half of 2002 was also due in part to the termination by the USPS of EWA's contract to transport Express Mail, effective August 26, 2001, as described below under " - Express Mail Contract." In the second quarter and first half of last year, Emery recognized revenue of $41.9 million and $89.4 million, respectively, from the Express Mail contract. Emery's second quarter of 2002 included 0.5 more working days than the same quarter of last year while the first half of 2002 included 1.0 fewer working day than the first half of 2001.

Average international airfreight revenue per day in the second quarter of 2002, including fuel surcharges, increased 0.3% from the same quarter of last year as international average pounds transported per day (weight) increased 5.1% and revenue per pound (yield) fell 4.5%. International airfreight revenue per day in the first half of 2002 decreased 7.3% from the first half of last year due primarily to a 2.0% drop in weight and a 5.4% decline in yield. Emery's management believes the slight increase in 2002 second-quarter weight reflects an improving freight market in international regions served by Emery, particularly the Asian region. However, Emery's management believes that international airfreight market conditions in the first half of 2002 were comparatively weaker than the first half of 2001, which contributed to the 2.0% decline in weight over the same comparative half-year period. International yields in the second quarter and first half of 2002 were negatively affected by a decline in fuel surcharges from the same periods last year.

Average North American airfreight revenue per day in the second quarter and first half of 2002, including surcharges, fell 21.0% and 26.0%, respectively, from the second quarter and first half of last year due largely to declines in weight and yield. Second-quarter and first-half North American weight in 2002 decreased 9.7% and 16.4%, respectively, while yield fell 12.5% and 11.5%, respectively, from the second quarter and first half of last year. Emery's management believes that lower second-quarter and first-half weight in 2002 was due primarily to comparatively weaker U.S. economic conditions in the first two quarters of 2002 compared to the same period in 2001, a reduction in the number of aircraft routes and domestic markets served by Emery, loss of business to ground transportation providers, and lower fuel surcharges in the second quarter and first half of 2002 compared to the same periods last year. Emery's management also believes that lower weight and yield in the second quarter and first half of 2002 was due in part to Emery's efforts to increase second-day and economy service, which contributed to a higher percentage of lower-yield service offerings and a lower percentage of higher-yielding next-day service.

Emery's second-quarter and first-half operating loss in 2002 was $5.9 million and $11.6 million, respectively, compared to last year's second-quarter and first-half operating loss of $370.4 million and $377.0 million, respectively. The first quarter of 2002 included a $9.9 million net gain from a payment under the Air Transportation Safety and System Stabilization Act. The second quarter and first half of last year included several unusual and/or non-recurring items, including a restructuring charge; a loss from a legal settlement; goodwill amortization, which was eliminated upon the adoption of SFAS 142, "Goodwill and Other Intangible Assets," effective January 1, 2002; and operating income from the Express Mail contract with the USPS, which was terminated effective August 26, 2001. Excluding unusual and/or non-recurring items, Emery's second-quarter operating loss of $5.9 million in 2002 declined from $22.5 million in 2001, and Emery's first-half operating loss declined to $21.5 million in 2002 from $29.9 million last year due primarily to cost reductions. Despite lower revenues, the second-quarter and first-half operating losses in 2002 were reduced from the same periods last year primarily through decreases in airhaul costs, employee compensation and benefits, depreciation, aircraft rentals and other aircraft-related expenses.

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

As described below under "-Regulatory Matters," the Federal Aviation Administration (FAA) required EWA to suspend its air carrier operations on August 13, 2001. In response to the FAA action, as well as the terrorist actions described below under " - Terrorist Attacks," the growing unpredictability and uncertainty of the FAA's requalification process, and a worsening global economic downturn, Emery re-evaluated its restructuring plan. As described above, CNF announced on December 5, 2001 that Emery in 2002 would become part of CNF's new Menlo Worldwide group of supply chain services providers and would continue to provide full North American forwarding services utilizing aircraft operated by other air carriers instead of EWA's fleet of aircraft, and that EWA would cease air carrier operations. In connection with the revised restructuring plan, in the fourth quarter of 2001 Emery recognized additional restructuring charges of $311.7 million for the planned disposal of leased aircraft, cessation of EWA's remaining operations, employee separation costs for 157 Emery employees, and other costs.

The restructuring charges in 2001 were based in part on significant estimates and assumptions made by Emery's management as to the amount and timing of aircraft rental payments and the costs of returning those aircraft upon expiration or early termination of the leases. The $311.7 million restructuring charge recognized in the fourth quarter of 2001 includes primarily accruals for scheduled undiscounted rental payments for aircraft leased to Emery and estimated costs of returning those aircraft upon expiration or early termination of the related leases. Actual costs may differ from those estimates (due, among other things, to Emery's efforts to negotiate the early termination of aircraft leases and potential defaults under aircraft leases) and that difference would be recognized as additional expense or income in the period when and if that determination can be made. In the first half of 2002, Emery paid $125.1 million for aircraft leases and return costs, primarily due to the negotiated early return of approximately one-half of EWA's aircraft fleet. At June 30, 2002, $197.7 million of accrued aircraft leases and return costs were classified as current liabilities in the Consolidated Balance Sheets based primarily on Emery's intention to negotiate the early termination of those aircraft leases. See "-Regulatory Matters" and "Liquidity and Capital Resources-Restructuring Charges and Regulatory Matters" below.

Refer to Note 3, "Restructuring Charges," for the cumulative activity related to Emery's 2001 restructuring plan.

  Regulatory Matters

Internationally, Emery operates as an air freight forwarder using mostly commercial airlines to transport freight. Prior to the suspension and subsequent cessation of EWA's air carrier operations in 2001, Emery provided air transportation services in North America using owned and leased aircraft operated by EWA and aircraft operated by third parties.

Until August 13, 2001, EWA operated as an airline. Although EWA has ceased air carrier operations, EWA still has an air carrier certificate issued by the FAA and is subject to maintenance, operating and other safety-related regulations promulgated by the FAA and is subject to FAA inspections. Based on issues identified during inspections conducted by the FAA, on August 13, 2001 EWA was required to suspend its air carrier operations as part of an interim settlement agreement with the FAA. On December 5, 2001, CNF announced that EWA was ceasing its air carrier operations. Since EWA's suspension of its air carrier operations on August 13, 2001, Emery has been providing services to its customers in North America by utilizing aircraft operated by other air carriers. This resulted in substantial additional expense during 2001, partially offset by savings resulting from the furlough of approximately 800 EWA employees as described in the next paragraph. Emery intends to continue to use aircraft operated by third parties to provide service to its customers in North America, which will result in Emery continuing to pay both the ongoing lease payments and other costs associated with EWA's own fleet of grounded aircraft in addition to the cost of having other air carriers provide service to Emery's North American customers. However, for financial reporting purposes, Emery's operating expenses will continue to include the cost of aircraft operated by other carriers but will not include the scheduled rental payments relating to EWA's fleet of grounded aircraft and the costs of returning those aircraft upon expiration or early termination of the related leases, except to the extent that those rental payments and the costs of returning those aircraft upon expiration or early termination of the related leases differ from the corresponding amounts already accrued as part of the 2001 restructuring charges.

As a result of EWA's suspension of its air carrier operations on August 13, 2001, EWA furloughed approximately 400 pilots and crewmembers. Those pilots and crewmembers are represented by the Air Line Pilots Association (ALPA) union under a collective bargaining agreement and ALPA filed a grievance on their behalf protesting the furlough. The grievance sought pay during the course of the suspension. EWA is currently involved in arbitration with respect to this claim. On December 5, 2001, EWA announced that it would cease operating as an air carrier, and in connection therewith terminated the employment of all of its pilots and crewmembers, bringing the total number of terminated employees in 2001 to 800. In addition, ALPA has filed a grievance on behalf of the pilots and crewmembers protesting the cessation of EWA's air carrier operations and Emery's use of other air carriers. Some aspects of the ALPA matters may be subject to binding arbitration. Based on CNF's current evaluation, management believes that it has addressed its estimated exposure related to the ALPA matters. However, CNF cannot predict with certainty the ultimate outcome of these matters.

In a final settlement agreement with the FAA entered into on September 17, 2001, EWA agreed to pay a $1 million civil penalty related to alleged operations, avionics, and maintenance irregularities. The final settlement agreement was first amended on December 4, 2001 as a result of Emery's decision to terminate EWA's air carrier operations. Under the first amended settlement agreement, the FAA agreed not to take action to revoke EWA's air carrier certificate until, at the earliest, May 15, 2002. The FAA agreed on May 13, 2002, to an extension of the certificate until December 4, 2002. Under a second amended settlement agreement, the FAA agreed not to take action to suspend or revoke the air carrier certificate until December 4, 2002, and EWA agreed to surrender the certificate not later than December 4, 2002. Based on current circumstances, management believes that there is a reasonable possibility that EWA will be able to complete negotiations relating to the early termination of leases of substantially all of its aircraft on acceptable terms, although there can be no assurance in this regard. However, while the matter is not free from doubt, the surrender of EWA's certificate may constitute a default under leases pursuant to which EWA leases some of its remaining aircraft. The fourth-quarter 2001 restructuring charge relating to the cessation of EWA's air carrier operations resulted in defaults under financial covenants in agreements pursuant to which EWA leased some of its aircraft. However, these aircraft leases in default were terminated and settled in the second quarter of 2002 in connection with the negotiated early return of approximately one-half of EWA's parked aircraft fleet. See "Liquidity and Capital Resources-Restructuring Charges and Regulatory Matters" for further discussion.

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

In response to the terrorist attacks, the U.S. Congress passed the Air Transportation Safety and System Stabilization Act (the "Act"), a $15 billion emergency economic assistance package intended to mitigate financial losses in the air carrier industry. The legislation provides for $5 billion in direct loss reimbursement and $10 billion in federal loan guarantees and credits, expands war risk insurance coverage for air carriers, and provides some government assistance for short-term increases in insurance premiums. In March 2002, Emery received an $11.9 million payment under the Act, resulting in the recognition of a $9.9 million first-quarter net gain in 2002. The payment made to Emery under the Act is subject to audit. Emery is seeking additional payments under the Act.

Emery is not able to accurately quantify how the events of September 11, or any subsequent terrorist activities, will affect the global economy, governmental regulation, the air transportation industry, Emery's costs of providing airfreight services and the demand for Emery's airfreight services. However, Emery believes that any additional security measures that may be required by future regulations could result in additional costs and could have an adverse effect on its operations and service.

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

On September 26, 2001, EWA entered into an agreement with the USPS to settle claims relating to its Priority Mail contract with the USPS (the "Settlement Agreement"), which is described below under "Discontinued Operations." Under the Settlement Agreement, EWA received a $235 million payment from the USPS on September 28, 2001 to settle all non-termination claims under the Priority Mail contract and a $70 million provisional payment from the USPS for termination costs and other claims related to the Express Mail contract. The Settlement Agreement provides for the provisional payment to be adjusted if actual termination costs and other agreed-upon claims relating to the Express Mail contract are greater or less than $70 million, in which case either the USPS will be required to make an additional payment with interest, subject to the limitation described in the following paragraph, or EWA will be required to return a portion of the provisional payment with interest.

As of June 30, 2002 and December 31, 2001, the $70 million provisional payment was included in Deferred Credits in CNF's Consolidated Balance Sheets. This amount will continue to be included in Deferred Credits until it is used to retire the remaining $80 million in assets related to the Express Mail contract. The Settlement Agreement provides that the total amount payable by the USPS for termination costs and other claims relating to the Express Mail contract, including the $70 million provisional payment, may not exceed $150 million. On December 14, 2001, EWA filed a termination settlement proposal with the USPS for recovery of EWA's costs of providing service under the terminated Express Mail contract as well as costs incurred by EWA's subcontractors for performing services under the Express Mail contract. Any recovery of such costs would be offset in whole or in part by the $70 million provisional payment received in 2001.

  Outlook

Under the new Menlo Worldwide group, management will continue Emery's focus on expanding its variable-cost-based international operations and actively renegotiating airhaul rates in an effort to improve international operating margins. In North America, management will continue to position Emery as a freight forwarder utilizing aircraft operated by other carriers. As a result, management expects a more flexible variable-cost-based operating structure in North America with a decline in revenue from next-day freight services and an increase in revenue from second-day and deferred services, although there can be no assurance this will occur. Management will continue its efforts to reduce Emery's costs, by initiatives intended to reduce the cost structure of the North American service center and hub network and administrative costs.

  Menlo Worldwide Logistics
  -------------------------

Second-quarter 2002 revenue of $241.6 million for Menlo Worldwide Logistics increased 3.0% over the same quarter last year, while revenue of $458.1 million in the first half of 2002 rose 0.2% from the first half of last year. The second-quarter and first-half increases in 2002 were due in part to higher second-quarter revenue recognized from carrier and warehouse management services. However, the first half of 2002 was adversely affected by lower first-quarter revenue from transaction-based contracts compared to the first quarter of last year, which Menlo Worldwide Logistics' management believes was due to the adverse effect of weak economic conditions in the first quarter of 2002.

A portion of Menlo Worldwide Logistics' revenue is attributable to logistics contracts for which Menlo Worldwide Logistics manages the transportation of freight but subcontracts the actual transportation and delivery of products to third parties. Menlo Worldwide Logistics refers to this as purchased transportation. Menlo Worldwide Logistics' net revenue (revenue less purchased transportation) in the second quarter and first half of 2002 was $69.0 million and $132.1 million, respectively, compared to $72.8 million and $140.2 million, respectively, in the same periods of 2001.

Menlo Worldwide Logistics' operating income in the second quarter and first half of 2002 was $7.1 million and $14.8 million, respectively, compared to a second-quarter and first-half operating loss of $22.3 million and $14.1 million in the respective periods last year. Excluding a $1.9 million net gain from the early termination of a contract in the first quarter of 2002 and a $31.6 million loss from the business failure of a customer in the second quarter of last year, second-quarter operating income in 2002 of $7.1 million declined from $9.4 million last year and operating income in the first half of 2002 declined to $13.0 million from $17.5 million in the first half of last year due primarily to higher employee and benefits costs. Prior-year operating income in the second quarter and first half of 2002 included $0.6 million and $2.6 million of operating income recognized prior to the failure of a customer that filed for bankruptcy in the second quarter of last year.

  Menlo Worldwide Other
  ---------------------

The Menlo Worldwide Other reporting segment includes the results of Vector SCM and Menlo Worldwide Technologies. Vector SCM (Vector) is a joint venture formed with General Motors in December 2000 to provide logistics services to General Motors. The operating results of Vector are reported as an equity-method investment.

Vector earned operating income of $9.3 million and $10.6 million in the second quarter and first half of 2002, respectively, compared to last year's second-quarter and first-half operating losses of $1.7 million and $6.3 million, which were incurred during Vector's start-up phase. In the first half of 2002, CNF reported substantially all of Vector's profit, as CNF is contractually entitled to substantially all of Vector's profit to the extent of Vector's cumulative losses, of which all were allocated to CNF in prior periods. During the second quarter of 2002, CNF's allocated cumulative losses from the Vector joint venture had been recouped through allocated profit. As a result, General Motors will begin sharing in Vector's profit in the third quarter of 2002. Accordingly, quarterly operating income reported by CNF in the future will be comparatively lower than what would be reportable by CNF if CNF continued to be allocated substantially all of Vector's profit, as was the case in the first half of 2002.


CNF Other
---------

The CNF Other segment includes the results of Road Systems and certain corporate activities. The second-quarter operating loss in 2002 was $1.7 million, which reflects primarily corporate expenses. Operating income of $1.6 million in the first half of 2002 was due primarily to a $2.4 million net gain from the sale of excess corporate properties.


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

The Termination Agreement preserved EWA's right to pursue claims for underpayment of amounts owed to EWA under the contract, which were ultimately settled in September 2001 as described below. The USPS agreed to reimburse EWA for Priority Mail contract termination costs, including costs of contract-related equipment, inventory, and operating lease commitments, up to $125 million (the "Termination Liability Cap"). On January 7, 2001, the USPS paid EWA $60 million toward the termination costs. The Termination Agreement provided for this provisional payment to be adjusted if actual termination costs were greater or less than $60 million, in which case either the USPS would be required to make an additional payment with interest or EWA would be required to return a portion of the provisional payment with interest. In July 2002, EWA and the USPS entered into an agreement that required the USPS to pay $6 million to EWA, in addition to the $60 million provisional payment on January 7, as the final settlement of EWA's Priority Mail contract termination costs.

On September 26, 2001, EWA entered into an agreement with the USPS to settle claims relating to the underpayment of amounts owed to EWA under the Priority Mail contract (the "Settlement Agreement"). Under the Settlement Agreement, EWA received a $235 million payment from the USPS on September 28, 2001 to settle all non-termination claims under the Priority Mail contract. These claims were to recover costs of operating under the contract as well as profit and interest thereon. The Priority Mail Termination Agreement described above was unaffected by the Settlement Agreement.

Under the Settlement Agreement, on September 28, 2001, EWA also received a $70 million provisional payment from the USPS to provisionally pay EWA for termination costs and other claims related to EWA's Express Mail contract, which is described above under "Emery Forwarding-Express Mail Contract." Results of the former Express Mail contract are included in the Emery Forwarding reporting segment and not under Discontinued Operations.

As a result of the termination of the Priority Mail contract, the results of operations and cash flows of the Priority Mail operations have been segregated and classified as discontinued operations. Summary financial data and related information are included in Note 2, "Discontinued Operations."


===============================
LIQUIDITY AND CAPITAL RESOURCES
===============================

In the first half of 2002, cash and cash equivalents decreased by $45.3 million to $355.5 million at June 30, 2002. Net capital expenditures of $52.5 million and $35.9 million of net cash used in financing activities were funded with the reduction in cash and from operating activities, which generated $47.6 million of cash despite significant payments for aircraft leases and return costs in the first half of 2002.

Operating activities in the first half of 2002 generated net cash of $47.6 million compared to $172.2 million of cash generated by operating activities in the first half of 2001. Cash from operations in the first half of 2002 was provided primarily by net income before non-cash items (including mostly depreciation, amortization, deferred income taxes, and gains from sales of property). Positive operating cash flows in the first half of 2002 were also provided by an increase in accrued liabilities, which consisted primarily of a higher accrual for employee compensation. Cash outflows from operations included primarily aircraft lease payments and return costs, which are described below under "- Restructuring Charges and Regulatory Matters"; an increase in accounts receivable; and a decline in income taxes.

Investing activities in the first half of 2002 used $52.5 million, a $68.7 million decline from the first half of 2001. Capital expenditures of $51.9 million in the first half of 2002 fell from $113.1 million in the first half of 2001 primarily due to capital expenditure reductions at all reporting segments, including primarily a $39.5 million decline at Con-Way and an $11.7 million reduction at Emery Forwarding. Financing activities in the first half of 2002 used cash of $35.9 million compared to $20.5 million used in the first half of 2001, due primarily to capital lease payments on aircraft in the first half of 2002.

CNF has a $385 million revolving credit facility that matures on July 3, 2006. The revolving credit facility is also available for the issuance of letters of credit up to $385 million, although the aggregate amount of letters of credit outstanding under the facility at any time reduces the amount of borrowings available under the facility at that time by a like amount. At June 30, 2002, no borrowings were outstanding under the facility and $203.1 million of letters of credit were outstanding, leaving $181.9 million of available capacity for letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions to borrowing. Also, at June 30, 2002, CNF had $20.0 million of uncommitted lines of credit with no outstanding borrowings. Under other unsecured facilities, $61.0 million in letters of credit, bank guarantees, and overdraft facilities were outstanding at June 30, 2002. Of the total letters of credit outstanding at June 30, 2002, $197.4 million provided collateral for CNF workers compensation and vehicular self-insurance programs.

Restructuring Charges and Regulatory Matters

Due in large part to the fourth-quarter 2001 restructuring charge incurred in connection with the cessation of EWA's air carrier operations as described above under "Results of Operations-Menlo Worldwide-Emery Forwarding-Restructuring Charges," CNF was required to obtain amendments to its bank revolving credit agreement in December 2001 in order to remain in compliance with the financial covenants in that agreement. The amended credit agreement provides that, if CNF's senior unsecured long-term debt securities are rated at less than "BBB-" by Standard & Poor's and less than "Baa3" by Moody's, CNF, including its principal subsidiaries, will be required to pledge its accounts receivable as collateral to secure borrowings and other amounts due under the credit facility, subject to specified limitations, and, if the aggregate borrowings and other amounts due under the credit facility exceed a specified amount, CNF, including its principal subsidiaries, will be required to provide such additional collateral as the agent bank under the credit facility may reasonably request. CNF's senior unsecured long-term debt is currently rated "BBB-" by Standard & Poor's with a stable outlook and "Baa3" by Moody's with a negative outlook, and, as a result, any further reduction in CNF's senior unsecured long-term debt ratings by both of these credit rating agencies will require that CNF, including its principal subsidiaries, pledge collateral to secure the credit facility as described above. To the extent CNF, including its principal subsidiaries, pledges collateral to secure amounts due under the debt facility, CNF, including its principal subsidiaries, may also be required to pledge some or all of that collateral to equally and ratably secure its $200 million aggregate principal amounts of 8 7/8% notes due 2010, its $100 million aggregate principal amount of 7.35% notes due 2005, and $111.8 million aggregate principal amount of Thrift and Stock Plan notes due through 2009, which are guaranteed by CNF.

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

As discussed more fully above under "Emery Worldwide - Regulatory Matters," under EWA's second amended settlement agreement with the FAA, EWA agreed to surrender its air carrier certificate no later than December 4, 2002.
Based on current circumstances, management believes that there is a reasonable possibility that EWA will be able to complete negotiations relating to the early termination of leases of substantially all of its aircraft on acceptable terms, although there can be no assurance in this regard. However, while the matter is not free from doubt, the surrender of EWA's certificate may result in a default under leases pursuant to which EWA leases some of its remaining aircraft. The fourth-quarter 2001 restructuring charge relating to the cessation of EWA's air carrier operations resulted in defaults under financial covenants in agreements pursuant to which EWA leased some of its aircraft. However, these aircraft leases in default were terminated and settled in the second quarter of 2002 in connection with the negotiated early return of approximately one-half of EWA's parked aircraft fleet. Any further unusual charges could also result in defaults under additional aircraft leases. Upon the occurrence of a default under any of EWA's remaining aircraft leases, the lessors generally are entitled to terminate the leases and demand termination payments or, in certain cases, liquidated damages or similar payments, which could be substantial. As a result, any future defaults under these leases could require that EWA make substantial cash payments to the lessors and otherwise could have a material adverse effect on CNF's financial condition, cash flows, and results of operations. In addition, certain of the leases are guaranteed by Emery or CNF, and upon a default the lessors under those leases would be entitled to seek recovery from the guarantors.

Holders of certain notes issued by CNF's Thrift and Stock Plan ("TASP"), which are guaranteed by CNF, have the right to require CNF to repurchase those notes if, among other things, both Moody's and Standard & Poor's have publicly rated CNF's long-term senior debt at less than investment grade unless, within 45 days, CNF shall have obtained, through a guarantee, letter of credit or other permitted credit enhancement or otherwise, a credit rating for such notes of at least "A" from Moody's or Standard & Poor's (or another nationally recognized rating agency selected by the holders of such notes) and shall maintain a rating on such notes of "A" or better thereafter. As of June 30, 2002, $62.0 million in aggregate principal amount of these TASP notes was outstanding. CNF's long-term senior debt is currently rated "Baa3" by Moody's with a negative outlook and "BBB-" by Standard & Poor's with a stable outlook; "Baa3" is the lowest investment grade rating from Moody's and "BBB-" is the lowest investment grade rating from Standard & Poor's. As a result, any further decrease in CNF's long-term senior debt ratings by both of these credit rating agencies would give the holders of TASP notes the right to require CNF to repurchase those notes unless CNF was able to obtain appropriate credit enhancement as described above, and there can be no assurance that CNF would be able to do so. The occurrence of any event or condition requiring CNF to repay these TASP notes could likely have a material adverse effect on CNF's financial condition, cash flows, and results of operations.

In the event that CNF is required to repay any borrowings or other indebtedness before its scheduled maturity date or to replace any letters of credit before their scheduled expiry date, whether upon a default under its revolving credit facility, as a result of a reduction in the credit ratings on its long-term debt or otherwise, or to make payments to the lessors as a result of default under aircraft leases, there can be no assurance that CNF would have sufficient funds to do so or be able to arrange financing for those purposes. Accordingly, any of these events could have a material adverse effect on CNF's financial condition, cash flows, and results of operations.

In the first half of 2002, Emery paid $125.1 million for aircraft leases and return costs, primarily due to the negotiated early return of approximately one-half of EWA's aircraft fleet. At June 30, 2002, $197.7 million of accrued aircraft leases and return costs were classified as current liabilities in the Consolidated Balance Sheets based on Emery's intention to negotiate the early termination of the remaining aircraft leases or in connection with defaults under aircraft leases. EWA is currently seeking to reach agreement with lessors of its remaining aircraft in order to terminate the leases prior to their scheduled expiration dates. However, CNF can provide no assurance that EWA will be able to enter into any such agreements with the lessors. If EWA negotiates for the early termination of one or more of these remaining aircraft leases, EWA will substantially accelerate the timing of scheduled cash payments to the lessors.

At June 30, 2002, CNF had $355.5 million in cash and cash equivalents available to meet its cash needs, including payment of amounts due under or in connection with aircraft leases. In addition, CNF intends to use borrowings and letters of credit issued under its $385 million credit facility to meet cash needs subject to compliance with financial covenants and satisfaction of customary conditions precedent. However, there can be no assurance that CNF will be able to comply with these financial covenants or meet these conditions precedent and any inability of CNF to obtain additional borrowings or letters of credit under this credit facility could have a material adverse effect on its financial condition, cash flows, and results of operations.

IRS Matters

CNF is currently under examination by the Internal Revenue Service (IRS) for tax years 1987 through 1999 on various issues. In connection with those examinations, the IRS issued a Notice of Deficiency (the Notice) with respect to various issues, including aircraft maintenance and matters related to years prior to the spin-off of Consolidated Freightways Corporation (CFC). Based upon the Notice, the total amount of the deficiency for items in years 1987 through 1990, including taxes and interest, was $170.8 million as of June 30 2002. CNF believes that its practice of expensing certain types of aircraft maintenance costs is consistent with industry practice and Treasury Ruling 2001-4. CNF intends to vigorously contest the Notice and the proposed adjustments as they pertain to the aircraft maintenance issue. However, there can be no assurance that CNF will not be liable for all of the amounts due under the Notice and proposed adjustments. As a result, CNF is unable to predict the ultimate outcome of this matter and there can be no assurance that this matter will not have a material adverse effect on CNF's financial condition, cash flows, or results of operations. See Note 9 "Commitments and Contingencies."

Spin-Off of CFC

On December 2, 1996, CNF completed the spin-off to its shareholders of CFC. In connection with the spin-off of CFC, CNF agreed to indemnify certain states, insurance companies and sureties against the failure of CFC to pay certain workers' compensation, tax and public liability claims that were
pending as of September 30, 1996.   In some cases, these indemnities are
supported by letters of credit and surety bonds under which CNF is liable to the issuing bank or the surety company. Any failure by CFC to pay its workers' compensation, tax or public liability claims when due could result in demands for payment being made against CNF under its indemnity, or in demands for payment being made under the surety bonds and letters of credit supporting these claims, for which CNF would be liable. CNF estimates that the aggregate amount of these claims could be as much as $20 million. Although CFC is obligated to reimburse and indemnify CNF against liability with respect to these claims, CFC's obligation is not secured by any collateral and there can be no assurance that CFC will, in fact, reimburse and indemnify CNF.

In addition, CFC was, at the time of the spin-off, and remains a party to certain multi-employer pension plans covering its current and former employees. If CFC were to make a complete or partial withdrawal from some or all of these pension plans, CFC would be obligated to pay its share of any unfunded vested liabilities under the applicable plans.

If CFC were to completely or partially withdraw from one or more underfunded multi-employer plans, the pension plan trustees might assert claims that CNF is liable for the amounts owed by CFC. Based on advice of legal counsel and its current knowledge of the facts, CNF believes that it would ultimately prevail if any such claims were made. However, if such claims were made, unless relieved of the obligation, CNF would be required, under federal law, to make periodic cash payments in an aggregate amount of up to the full amount of CFC's share of the unfunded vested liabilities until the claims were adjudicated. Under federal law, those payments would be refunded, with interest, if CNF were to prevail on the claims. The computation of the amount of the periodic payments depends on facts specific to CFC, including CFC's historical plan contribution rates and service-hour data, and, as a result, CNF cannot accurately estimate the
amount of those payments.   However, those payments could be substantial
and could have a significant adverse effect on CNF's liquidity.

As a result of the foregoing, there can be no assurance that matters relating to CFC will not have a material adverse effect on CNF's financial condition, cash flows or results of operations.

Other

CNF periodically reviews the funding status of its defined benefit pension plan for non-contractual employees, and makes contributions from time to time as necessary in order to comply with the funding requirements of the Employee Retirement Income Security Act. CNF currently estimates that it will be required to contribute a total of approximately $75 million in cash to the plan in 2002 and $75 million in cash in 2003. However, these estimates are subject to uncertainties and assumptions, including assumptions as to the rate of return on plan assets and the number of non-contractual employees, and the actual amount of CNF's cash contributions may differ. CNF has not made any contributions to the plan since 1995, due in part to the high rate of return realized on plan assets from 1996 through 2000.

In general, CNF expects its future liquidity to be affected by the timing and amount of cash flows related to pension plan funding requirements, restructuring charge reserves, long-term debt and guarantees, capital and operating leases, and the preferred securities of a subsidiary trust, which are in part discussed above and in Note 3, "Restructuring Charges," and
Note 7, "Preferred Securities of Subsidiary Trust."


CNF's ratio of total debt to capital decreased to 41.0% at June 30, 2002 from 43.4% at December 31, 2001 due primarily to net income and the repayment of debt and capital lease obligations in the first half of 2002.

Discontinued Operations

As described above under "Results of Operations-Discontinued Operations," cash flows from the Priority Mail operations have been segregated and classified as net cash flows from discontinued operations in the Statements of Consolidated Cash Flows. As described in Note 2 to the Consolidated Financial Statements, in 2001 EWA received payments from the USPS related to the discontinued Priority Mail operations. In January 2001, EWA received a $60 million provisional payment toward reimbursable termination costs, as provided under the Termination Agreement signed by EWA and the USPS in November 2000. In September 2001, EWA received a $305 million payment from the USPS, including $235 million to settle all non-termination claims under the Priority Mail contract, as described above under "Results of Operations-Discontinued Operations." In July 2002, EWA and the USPS entered into an agreement that required the USPS to pay $6 million to EWA, in addition to the $60 million provisional payment on January 7, as the final settlement of EWA's Priority Mail contract termination costs.


OTHER MATTERS
=============

Cyclicality and Seasonality

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

CNF is subject to the effect of interest rate fluctuations in the fair value of its long-term debt and capital lease obligations, as summarized in Notes 5 and 6 to the Consolidated Financial Statements included in CNF's 2001 Annual Report to Shareholders. As described in Note 8 to the Consolidated Financial Statements, CNF uses interest rate swaps to mitigate the impact of interest rate volatility on cash flows related to operating lease payments and on the fair value of its fixed-rate long-term debt. At June 30, 2002, CNF had not entered into any derivative contracts to hedge foreign currency exchange exposure.

Business Interruption

Although the operations of CNF's subsidiaries are largely decentralized, Emery Forwarding maintains a major hub operation at the Dayton International Airport in Dayton, Ohio. While Emery Forwarding currently maintains casualty and business interruption insurance covering the Dayton hub, there can be no assurance that this insurance coverage will be sufficient. As a result, a major casualty or sustained interruption in the business operations at the Dayton hub, whether due to terrorist activities or otherwise, could have a material adverse effect on CNF's financial condition, cash flows, and results of operations.

In addition, CNF and its subsidiaries rely on centralized computer facilities located in Portland, Oregon in the conduct of their businesses. Although CNF maintains backup systems and has disaster recovery processes and procedures in place, a sustained interruption in the operation of these facilities, whether due to terrorist activities, earthquakes or otherwise, could have a material adverse effect on CNF's financial condition, cash flows, and results of operations.

Employees

Most of the workforce of CNF and its subsidiaries is composed of non-union employees. CNF believes that the operations of its subsidiaries have significant advantages over comparable unionized competitors (particularly in the trucking industry) in providing reliable and cost-competitive customer services, including greater efficiency and flexibility. Customer choice and retention of a freight carrier is beyond a company's control and there can be no assurance that CNF subsidiaries will be able to maintain their current advantages over certain of their competitors.

Accounting Standards

Effective January 1, 2002, CNF adopted SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. Pursuant to SFAS 142, CNF has evaluated whether its goodwill is impaired and has determined that, as of January 1, 2002, CNF was not required to make an adjustment to the carrying value of the assets. Effective January 1, 2002, CNF ceased goodwill amortization associated with the Emery Forwarding segment. Prior to adoption of SFAS 142, CNF amortized goodwill of $2.8 million and $5.5 million, respectively, in the second quarter and first half of last year.

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

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections." SFAS 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses. Additionally, SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. CNF adopted the provisions of SFAS 145 that amended SFAS 13 for transactions occurring after May 15, 2002 in its consolidated financial statements with no material impact. CNF will adopt all other provisions of SFAS 145, as required, effective January 1, 2003. CNF is evaluating the financial statement impact of adopting these other provisions of SFAS 145.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146, once adopted, nullifies EITF Issue No. 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. CNF is in the process of evaluating the financial statement impact of adoption of SFAS 146.


FORWARD-LOOKING STATEMENTS
==========================

Certain statements included herein constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties, and should not be relied upon as predictions of future events. All statements other than statements of historical fact are forward-looking statements, including any projections of earnings, revenues, weight, volumes, income or other financial or operating items, any statements of the plans, strategies, expectations or objectives of CNF or management for future operations or other future items, any statements concerning proposed new products or services, any statements regarding CNF's estimated future contributions to pension plans, any statements regarding expectations as to the early termination of aircraft leases or the costs thereof, any statements as to the adequacy of reserves, any statements regarding future economic conditions or performance, any statements of estimates or belief and any statements or assumptions underlying the foregoing. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative of those terms or other variations of those terms or comparable terminology or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data and methods that may be incorrect or imprecise and there can be no assurance that they will be realized. In that regard, the following factors, among others and in addition to the matters discussed elsewhere in this document and in CNF's 2001 Annual Report on Form 10-K and other reports and documents filed by CNF with the Securities and Exchange Commission, could cause actual results and other matters to differ materially from those discussed in such forward-looking statements:
changes in general business and economic conditions, including the slowdown in the global economy; the creditworthiness of CNF's customers and their ability to pay for services rendered; increasing competition and pricing pressure; changes in fuel prices; the effects of the cessation of EWA's air carrier operations, including the expense of using aircraft operated by other air carriers in Emery's North American operations while also bearing the cash costs of EWA's grounded aircraft fleet, the possibility of substantial cash payments in connection with the early termination of or defaults under aircraft leases, the possibility of additional unusual charges and other costs and expenses relating to Emery's operations, existing defaults and possibility of future defaults under aircraft leases, and the possibility of future loss of business due to publicity surrounding the grounding of EWA's fleet of aircraft; the possibility of defaults under CNF's $385 million credit agreement and other debt instruments and aircraft leases, including defaults resulting from additional unusual charges or CNF's failure to perform in accordance with management's expectations, and the possibility that CNF may be required to pledge collateral to secure some of its indebtedness or to repay other indebtedness in the event that the ratings assigned to its long-term senior debt by credit rating agencies are reduced; the requirement that EWA surrender its air carrier certificate no later than December 4, 2002, which could potentially result in defaults under aircraft leases requiring substantial cash payments to the lessors, defaults under CNF's $385 million credit agreement and the reduction in the ratings assigned to CNF's long term senior debt by credit rating agencies; uncertainties regarding EWA's ability to recover termination costs and other claims relating to the termination of its former Express Mail contract with the USPS; labor matters, including the grievance by furloughed pilots and crewmembers, renegotiations of labor contracts, labor organizing activities, work stoppages or strikes; enforcement of and changes in governmental regulations; environmental and tax matters (including claims made by the Internal Revenue Service with respect to aircraft maintenance tax matters); the Department of Transportation, FAA and Department of Justice investigation relating to Emery Worldwide's handling of hazardous materials; the February 2000 crash of an EWA aircraft and related investigation and litigation; and matters relating to CNF's 1996 spin-off of Consolidated Freightways (see Note 9 to the Consolidated Financial Statements and "Management's Discussion of Financial Condition and Results of Operations-Liquidity and Capital Resources" include elsewhere herein). As a result of the foregoing, no assurance can be given as to future financial condition, cash flows, or results of operations See
Note 9 to the Consolidated Financial Statements and "Management's Discussion of Financial Condition and Results of Operations-Liquidity and Capital Resources" included elsewhere herein.

                        PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

As previously reported, CNF has been designated a potentially responsible party (PRP) by the EPA with respect to the disposal of hazardous substances at various sites. CNF expects its share of the clean-up costs will not have a material adverse effect on its financial condition, cash flows, or results of operations.

The Department of Transportation, through its Office of Inspector General, and the FAA have been conducting an investigation relating to the handling of so-called hazardous materials by Emery. The Department of Justice has joined in the investigation and has been seeking to obtain additional information through the grand jury process. The investigation is ongoing and Emery is cooperating fully. CNF is unable to predict the outcome of this investigation.
EWA has received subpoenas issued by federal grand juries in Massachusetts and the District of Columbia and the USPS Inspector General for documents relating to the Priority Mail contract. EWA has provided, and is continuing to provide, the documents.

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

As a result of EWA's suspension of its air carrier operations on August 13, 2001, EWA furloughed approximately 400 pilots and crewmembers. Those pilots and crewmembers are represented by the Air Line Pilots Association (ALPA) union under a collective bargaining agreement and ALPA filed a grievance on their behalf protesting the furlough. The grievance sought pay during the course of the suspension. EWA is currently involved in arbitration with respect to this claim. On December 5, 2001, EWA announced that it would cease operating as an air carrier, and in connection therewith terminated the employment of all pilots and crewmembers, bringing the total number of terminated employees in 2001 to 800. In addition, ALPA has filed a grievance on behalf of the pilots and crewmembers protesting the cessation of EWA's air carrier operations and Emery's use of other air carriers. Some aspects of the ALPA matters may be subject to binding arbitration. Based on CNF's current evaluation, management believes that it has addressed its estimated exposure related to the ALPA matters. However, CNF cannot predict with certainty the ultimate outcome of these matters.

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

ITEM 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits

            99.1 [a]  Computation of Ratios of Earnings
                      to Fixed Charges --For the six months ended June 30, 2002 and 2001, the ratios of earnings to fixed charges were 3.2x and -6.3x, respectively.

                 [b]  Computation of Ratios of Earnings
                      to Combined Fixed Charges - For the six months ended June 30, 2002 and 2001, the ratios of earnings to combined fixed charges and preferred stock dividends were 3.0x and -5.9x, respectively.

            99.2      Certification by the Chief
                      Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            99.3      Certification by the Chief
                      Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b) Reports on Form 8-K

            One report on Form 8-K, dated May 30, 2002, was filed during the quarter ended June 30, 2002, reporting a change in auditors from Arthur Andersen LLP to KPMG LLP.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company (Registrant) has duly caused this Form 10-Q Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CNF Inc.
                                -------------------------
                                (Registrant)

August 9, 2002                  /s/Chutta Ratnathicam
                                -------------------------
                                Chutta Ratnathicam
                                Senior Vice President and
                                  Chief Financial Officer