Form 10-Q
period 2002-09-30
CNF INC
filed 2002-11-12
CIK 23675

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

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



               Number of shares of Common Stock, $.625 par value,
                 outstanding as of October 31, 2002: 49,273,140

                                    CNF INC.
                                   FORM 10-Q
                        Quarter Ended September 30, 2002

____________________________________________________________________________
____________________________________________________________________________

                                   INDEX



PART I.   FINANCIAL INFORMATION                                           Page

  Item 1. Financial Statements

          Consolidated Balance Sheets -
            September 30, 2002 and December 31, 2001                         3

          Statements of Consolidated Operations -
            Three and Nine Months Ended September 30, 2002 and 2001          5

          Statements of Consolidated Cash Flows -
            Nine Months Ended September 30, 2002 and 2001                    6

          Notes to Consolidated Financial Statements                         7

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             18

  Item 4. Controls and Procedures                                           35


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                                 37

  Item 6. Exhibits and Reports on Form 8-K                                  38

  Signatures                                                                39

  Certification of Officers pursuant to Section 302
         of Sarbanes-Oxley Act of 2002                                      40

                                    CNF INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                              September 30,      December 31,
                                                   2002              2001
                                              -------------     -------------
ASSETS

Current Assets
  Cash and cash equivalents                   $   338,250       $   400,763
  Trade accounts receivable, net                  713,605           677,684
  Other accounts receivable                       108,358            56,860
  Operating supplies, at lower of
    average cost or market                         19,993            20,244
  Prepaid expenses                                 42,635            46,948
  Deferred income taxes                           124,114           125,347
                                              -------------     -------------
      Total Current Assets                      1,346,955         1,327,846
                                              -------------     -------------

Property, Plant and Equipment, at Cost
  Land                                            151,041           149,499
  Buildings and leasehold improvements            773,136           739,197
  Revenue equipment                               616,970           618,329
  Other equipment                                 395,317           411,546
                                              -------------     -------------
                                                1,936,464         1,918,571
  Accumulated depreciation and amortization      (901,497)         (848,042)
                                              -------------     -------------
                                                1,034,967         1,070,529
                                              -------------     -------------
Other Assets
  Deferred charges and other assets (Note 2)      251,034           224,605
  Capitalized software, net                        76,675            79,891
  Goodwill, net (Note 1)                          240,567           240,523
  Deferred income taxes                                -             46,626
                                              -------------     -------------
                                                  568,276           591,645
                                              -------------     -------------

Total Assets                                  $ 2,950,198       $ 2,990,020
                                              =============     =============

        The accompanying notes are an integral part of these statements.

                                    CNF INC.
                          CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands except per share amounts)


                                              September 30,      December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY               2002              2001
                                              -------------     -------------
Current Liabilities
  Accounts payable                            $   351,989       $   338,730
  Accrued liabilities (Note 2)                    386,635           307,676
  Accrued claims costs                            161,411           126,981
  Accrued aircraft leases
    and return provision                          140,560            77,483
  Current maturities of long-term
    debt and capital leases                        10,152            11,765
  Income taxes payable                                 -             21,501
                                              -------------     -------------
    Total Current Liabilities                   1,050,747           884,136

Long-Term Liabilities
  Long-term debt and guarantees                   453,897           436,055
  Long-term obligations under capital
    leases                                        110,522           129,760
  Accrued claims costs                            114,857           122,273
  Employee benefits                               228,209           275,764
  Other liabilities and deferred
    credits (Note 3)                              123,560           120,858
  Accrued aircraft leases and return
    provision                                       5,170           258,087
  Deferred income taxes                            26,579                -
                                              -------------     -------------
        Total Liabilities                       2,113,541         2,226,933
                                              -------------     -------------

Commitments and Contingencies (Note 10)

Company-Obligated Mandatorily Redeemable
  Preferred Securities of Subsidiary
  Trust Holding Solely Convertible
  Debentures of the Company (Note 8)              125,000           125,000

Shareholders' Equity
  Preferred stock, no par value;
    authorized 5,000,000 shares:
    Series B, 8.5% cumulative, convertible,
    $.01 stated value; designated 1,100,000
    shares; issued 787,775 and 805,895
    shares, respectively                                8                 8
  Additional paid-in capital, preferred
    stock                                         119,813           122,568
  Deferred compensation, Thrift and
    Stock Plan                                    (67,622)          (73,320)
                                              -------------     -------------
      Total Preferred Shareholders' Equity         52,199            49,256
                                              -------------     -------------

  Common stock, $.625 par value; authorized
    100,000,000 shares; issued 55,841,675
    and 55,559,909 shares, respectively            34,901            34,725
    Additional paid-in capital, common stock      338,428           332,066
    Retained earnings                             489,800           432,918
    Deferred compensation, restricted
      stock                                          (611)           (1,013)
    Cost of repurchased common stock
      (6,581,986 and 6,669,393 shares,
      respectively)                              (162,287)         (164,441)
                                              -------------     -------------
                                                  700,231           634,255
    Accumulated Other Comprehensive
      Loss (Note 5)                               (40,773)          (45,424)
                                              -------------     -------------
        Total Common Shareholders' Equity         659,458           588,831
                                              -------------     -------------
        Total Shareholders' Equity                711,657           638,087
                                              -------------     -------------
          Total Liabilities and
          Shareholders' Equity                $ 2,950,198       $ 2,990,020
                                              =============     =============


        The accompanying notes are an integral part of these statements.

                                    CNF INC.
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                (Dollars in thousands except per share amounts)


                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                ----------------------- -----------------------
                                   2002        2001        2002        2001
                                ----------- ----------- ----------- -----------
REVENUES                        $1,230,147  $1,184,959  $3,483,494  $3,720,032

Costs and Expenses
  Operating expenses             1,030,236   1,033,337   2,903,608   3,209,398
  General and administrative
    expenses                       121,612     117,495     345,833     366,298
  Depreciation                      34,774      39,497     106,255     127,434
  Restructuring charges
    (Note 4)                            -           -           -      340,531
                                ----------- ----------- ----------- -----------
                                 1,186,622   1,190,329   3,355,696   4,043,661
                                ----------- ----------- ----------- -----------

OPERATING INCOME (LOSS)             43,525      (5,370)    127,798    (323,629)

Other Income (Expense)
  Investment income                  1,221         470       4,506       1,840
  Interest expense                  (5,813)     (6,608)    (17,336)    (21,635)
  Dividend requirement on
    preferred securities
    of subsidiary trust
    (Note 8)                        (1,563)     (1,563)     (4,689)     (4,689)
  Miscellaneous, net                (3,527)       (143)     (7,330)      1,166
                                ----------- ----------- ----------- -----------
                                    (9,682)     (7,844)    (24,849)    (23,318)
                                ----------- ----------- ----------- -----------
Income (Loss) before Taxes          33,843     (13,214)    102,949    (346,947)
  Income Tax Benefit (Provision)    11,801       4,889     (15,150)    128,370
                                ----------- ----------- ----------- -----------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                        45,644      (8,325)     87,799    (218,577)
                                ----------- ----------- ----------- -----------
Gain (Loss) from Discontinuance,
  net of tax (Note 2)              (10,139)     38,975     (10,139)     38,975
                                ----------- ----------- ----------- -----------
Net Income (Loss)                   35,505      30,650      77,660    (179,602)
Preferred Stock Dividends            2,002       2,052       6,050       6,171
                                ----------- ----------- ----------- -----------
NET INCOME (LOSS) APPLICABLE TO
  COMMON SHAREHOLDERS           $   33,503  $   28,598  $   71,610  $ (185,773)
                                =========== =========== =========== ===========
Weighted-Average Common Shares
  Outstanding (Note 7)
    Basic shares                49,226,241  48,778,789  49,077,089  48,728,252
    Diluted shares              56,755,010  48,778,789  56,700,280  48,728,252

Earnings (Loss) per Common
  Share (Note 7)
    Basic
      Net Income (Loss) from
        Continuing Operations   $     0.89  $    (0.21) $     1.67  $    (4.61)
      Gain (Loss) from
        Discontinuance,
        net of tax                   (0.21)       0.80       (0.21)       0.80
                                ----------- ----------- ----------- -----------
      Net Income (Loss)
        Applicable to Common
        Shareholders                 $0.68       $0.59       $1.46      $(3.81)
                                =========== =========== =========== ===========
    Diluted
      Net Income (Loss) from
        Continuing Operations        $0.79      $(0.21)      $1.51      $(4.61)
      Gain (Loss) from
        Discontinuance,
        net of tax                   (0.18)       0.80       (0.18)       0.80
                                ----------- ----------- ----------- -----------
      Net Income (Loss)
        Applicable to Common
        Shareholders            $     0.61  $     0.59  $     1.33  $    (3.81)
                                =========== =========== =========== ===========

        The accompanying notes are an integral part of these statements.

                                    CNF INC.
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (Dollars in thousands)

                                                        Nine Months Ended
                                                           September 30,
                                                   ----------------------------
                                                       2002            2001
                                                   -----------      -----------
Cash and Cash Equivalents,
Beginning of Period                                $ 400,763        $ 104,515
                                                   -----------      -----------
Operating Activities
Net income (loss)                                     77,660         (179,602)
Adjustments to reconcile net income
  (loss) to net cash provided
  by operating activities:
    Loss (Gain) from discontinuance, net of
      tax                                             10,139          (38,975)
    Restructuring charges                                 -           340,531
    Loss from business failure of a customer              -            37,905
    Depreciation and amortization                    120,833          149,819
    Increase (Decrease) in deferred income
      taxes                                           82,057         (139,898)
    Amortization of deferred compensation              6,513            5,523
    Provision for uncollectible accounts              11,921            6,578
    Losses (Gains) from sales of property and
      equipment                                      (12,713)           2,150
    Changes in assets and liabilities:
      Receivables                                    (93,172)         100,021
      Prepaid expenses                                 4,313           (1,726)
      Accounts payable                                15,971          (58,019)
      Accrued liabilities                             80,171          (28,921)
      Accrued claims costs                             5,714           30,817
      Income taxes                                   (21,501)         (15,771)
      Employee benefits                              (47,555)          14,296
      Accrued aircraft leases and return
        provision                                   (189,840)         (14,457)
      Deferred charges and credits                    (3,470)          72,349
      Other                                            2,163          (13,060)
                                                   -----------      -----------
  Net Cash Provided by Operating Activities           49,204          269,560
                                                   -----------      -----------
Investing Activities
    Capital expenditures                             (67,416)        (166,743)
    Software expenditures                            (10,354)         (14,268)
    Proceeds from sales of property, net              12,017            5,291
                                                   -----------      -----------
  Net Cash Used in Investing Activities              (65,753)        (175,720)
                                                   -----------      -----------
Financing Activities
    Repayments of long-term debt, guarantees
      and capital leases                             (30,951)          (7,592)
    Proceeds from exercise of stock options            5,500            2,358
    Payments of common dividends                     (14,728)         (14,637)
    Payments of preferred dividends                  (10,484)         (10,709)
                                                   -----------      -----------
  Net Cash Used in Financing Activities              (50,663)         (30,580)
                                                   -----------      -----------
  Net Cash Provided by (Used in) Continuing
    Operations                                       (67,212)          63,260
                                                   -----------      -----------
  Net Cash Used in Discontinued Operations             4,699          227,233
                                                   -----------      -----------
  Increase (Decrease) in Cash and Cash
    Equivalents                                      (62,513)         290,493
                                                   -----------      -----------
Cash and Cash Equivalents, End of Period           $ 338,250        $ 395,008
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

On December 5, 2001, CNF announced effective January 1, 2002, the formation of a new global supply chain services company called Menlo Worldwide, which for financial reporting purposes includes the operating results of Emery Forwarding, Menlo Worldwide Logistics, Menlo Worldwide Technologies, and Vector SCM. Refer to Note 6, "Business Segments," for a description of CNF's reporting segments.

New Accounting Standards

Effective January 1, 2002, CNF adopted SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to an annual fourth-quarter impairment test. Pursuant to SFAS 142, CNF has evaluated whether its goodwill is impaired and has determined that, as of January 1, 2002, CNF was not required to make an adjustment to the carrying value of the assets. Effective January 1, 2002, CNF ceased goodwill amortization associated with the Emery Forwarding segment. Prior to adoption of SFAS 142, CNF amortized goodwill of $2.6 million and $8.1 million, respectively, in the third quarter and first nine months of last year.

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

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146, once adopted, nullifies EITF Issue No. 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had allowed for recognition of the liability at the commitment date to an exit plan. CNF is in the process of evaluating the financial statement impact of adoption of SFAS 146.

Reclassification

Certain amounts in prior-year financial statements have been reclassified to conform to current-year presentation.


2.   Discontinued Operations

Priority Mail Contract

On November 3, 2000, Emery Worldwide Airlines (EWA) and the U.S. Postal Service (USPS) announced an agreement (the "Termination Agreement") to terminate their contract for the transportation and sortation of Priority Mail (the "Priority Mail contract"). As described below, all claims relating to amounts owed to EWA under the Priority Mail contract have been settled.

The Priority Mail contract was originally scheduled to terminate in the first quarter of 2002, subject to renewal options. Under the terms of the Termination Agreement, the USPS on January 7, 2001 assumed operating responsibility for services covered under the Priority Mail contract, except certain air transportation and related services, which were terminated effective April 23, 2001.

The USPS agreed to reimburse EWA for Priority Mail contract termination costs, including costs of contract-related equipment, inventory, and operating lease commitments, up to $125.0 million (the "Termination Liability Cap"). On January 7, 2001, the USPS paid EWA $60.0 million toward the termination costs. The Termination Agreement provided for this provisional payment to be adjusted if actual termination costs were greater or less than $60.0 million, in which case either the USPS would be required to make an additional payment with interest or EWA would be required to return a portion of the provisional payment with interest. On July 3, 2002, EWA received a $6.0 million payment from the USPS, in addition to the $60.0 million provisional payment on January 7. The additional $6.0 million payment fully settled EWA's Priority Mail contract termination costs and resulted in a 2002 third-quarter gain from discontinuance of $2.9 million, net of $1.8 million of income taxes.

On September 26, 2001, EWA entered into an agreement with the USPS to settle claims relating to the underpayment of amounts owed to EWA under the Priority Mail contract with the USPS (the "Settlement Agreement"). Under the Settlement Agreement, EWA received a $235.0 million payment from the USPS on September 28, 2001 to settle all non-termination claims under the Priority Mail contract. These claims were to recover costs of operating under the contract as well as profit and interest thereon. The Priority Mail Termination Agreement described above was unaffected by the Settlement Agreement.

As a result of the termination of the Priority Mail contract, the results of operations, and cash flows of the Priority Mail operations have been segregated and classified as discontinued operations. Net non-current assets of the discontinued Priority Mail operations of $3.1 million at December 31, 2001 were included in Deferred Charges and Other Assets in the Consolidated Balance Sheets. Net current liabilities of discontinued Priority Mail operations of $4.4 million and $5.6 million at September 30, 2002 and December 31, 2001, respectively, were included in Accrued Liabilities.

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

Spin-Off of CFC

On December 2, 1996, CNF completed the spin-off of Consolidated Freightways Corporation ("CFC") to CNF's shareholders. In connection with the spin-off of CFC, CNF agreed to indemnify certain states, insurance companies and sureties against the failure of CFC to pay certain workers' compensation, tax and public liability claims that were pending as of September 30, 1996. In some cases, these indemnities are supported by letters of credit and surety bonds under which CNF is liable to the issuing bank or the surety company.

In September 2002, CFC filed for bankruptcy and announced that it will cease most U.S. operations. Following the commencement of its bankruptcy proceeding, CFC ceased making payments with respect to these workers' compensation and public liability claims. CNF has taken over payment of some of these claims, and expects that demands for payment will likely be made against it with respect to the remaining claims. CNF estimates the aggregate amount of all of these claims, plus other costs, to be $21.3 million. As a result, CNF accrued additional reserves of $21.3 million in Accrued Claims Costs in the Consolidated Balance Sheets and recognized a $13.0 million loss from discontinuance, net of $8.3 million of income taxes, in the third quarter of 2002. CNF intends to seek reimbursement from CFC in its bankruptcy proceeding of amounts that CNF pays in respect of these claims, although there can be no assurance that CNF will be successful in recovering all or any portion of such payments.

In addition, CFC was, at the time of the spin-off, and remains a party to certain multiemployer pension plans covering some of its current and former employees. The cessation of its U.S. operations will result in CFC's "complete withdrawal" (within the meaning of applicable federal law) from these multiemployer plans, at which point it will become obligated, under federal law, to pay its share of any unfunded vested benefits under those plans. It is possible that the trustees of CFC's multiemployer pension plans may assert claims that CNF is liable for amounts owing to the plans as a result of CFC's withdrawal from those plans. For further detailed discussion of this matter, see "Liquidity and Capital Resources - Spin-Off of CFC" under "Management's Discussion and Analysis."

3.   Express Mail Contract

Under the Settlement Agreement described above under "Discontinued Operations - Priority Mail Contract", on September 28, 2001, EWA received a $70.0 million provisional payment from the USPS to provisionally pay for termination costs and other claims related to EWA's Express Mail contract, which was terminated by the USPS "for convenience" effective August 26, 2001. The Settlement Agreement provides for the provisional payment to be adjusted if actual termination costs and other agreed-upon claims related to the Express Mail contract are greater or less than $70.0 million, in which case either the USPS will be required to make an additional payment with interest, subject to the limitation described in the following paragraph, or EWA will be required to return a portion of the provisional payment with interest.

As of September 30, 2002 and December 31, 2001, the $70.0 million provisional payment was included in Deferred Credits in CNF's Consolidated Balance Sheets. This amount will continue to be included in Deferred Credits until it is used to retire the remaining $80.0 million in assets included in Deferred Charges related to the Express Mail contract. The Settlement Agreement provides that the total amount payable by the USPS for termination costs and other claims relating to the Express Mail contract, including the $70.0 million provisional payment, may not exceed $150.0 million. On December 14, 2001, EWA filed a termination settlement proposal with the USPS for recovery of EWA's costs of providing service under the terminated Express Mail contract as well as costs incurred by EWA's subcontractors for performing services under the Express Mail contract.
Any recovery of such costs would be offset in whole or in part by the $70.0 million provisional payment received in 2001.

Results of the former Express Mail contract are included in the Emery Forwarding reporting segment.


4.   Restructuring Charges

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

The $340.5 million restructuring charge recognized in the second quarter of 2001 consisted primarily of non-cash impairment charges, including the write-off of $184.2 million for unamortized aircraft maintenance and $89.7 million for aircraft operating supplies, equipment and other assets. Asset impairment charges were based on an evaluation of airfreight operations and, for certain assets, independent appraisals. Also included in the restructuring charge was $66.6 million for estimated future cash expenditures related primarily to the return to the lessors of certain grounded aircraft leased to Emery and the termination of the related leases.

As described in "Menlo Worldwide-Emery Forwarding-Regulatory Matters" under "Management's Discussion and Analysis," the Federal Aviation Administration
(FAA) required EWA to suspend its air carrier operations on August 13, 2001. In response to the FAA suspension, as well as the September 11, 2001 terrorist actions described below in Note 10, "Commitments and Contingencies - Terrorist Attacks," the growing unpredictability and uncertainty of the FAA's requalification process, and a worsening global economic downturn, Emery re-evaluated its restructuring plan. CNF announced on December 5, 2001 that Emery in 2002 would become part of CNF's new Menlo Worldwide group of supply chain services providers and would continue to provide full North American forwarding services utilizing aircraft operated by other air carriers instead of EWA's fleet of aircraft, and that EWA would cease air carrier operations. In connection with the revised restructuring plan, in the fourth quarter of 2001 Emery recognized additional restructuring charges of $311.7 million for the planned disposal of leased aircraft, cessation of EWA's remaining operations, employee separation costs for 157 Emery employees, and other costs.

The restructuring charges in 2001 were based in part on significant estimates and assumptions made by Emery's management as to the amount and timing of aircraft rental payments and the costs of returning those aircraft upon expiration or early termination of the leases. The $311.7 million restructuring charge recognized in the fourth quarter of 2001 includes primarily accruals for scheduled undiscounted rental payments for aircraft leased to Emery and estimated costs of returning those aircraft upon expiration or early termination of the related leases. Actual costs may differ from those estimates (due, among other things, to Emery's efforts to negotiate the early termination of aircraft leases and potential defaults under aircraft leases) and that difference would be recognized as additional expense or income in the period when and if that determination can be made. In the first nine months of 2002, Emery paid $189.8 million for aircraft leases and return costs, primarily due to the negotiated early return of aircraft. At September 30, 2002, $140.6 million of accrued aircraft leases and return costs were classified as current liabilities in the Consolidated Balance Sheets based primarily on Emery's intention to negotiate the early termination of those aircraft leases. See Note 10, "Commitments and Contingencies-Restructuring Charges and Regulatory Matters."

The following table represents the cumulative activity related to Emery's 2001 restructuring plan:


(In Millions)                          Cumulative      Charged     Reserves at
                               Total         Cash      Against   September 30,
                             Charges        Usage       Assets            2002
                          ----------   ----------   ----------   -------------
Employee separations       $     6.1   $    (3.9)    $     --    $         2.2
Asset impairments              278.0          --       (278.0)              --
Aircraft and other costs       368.1      (197.0)          --            171.1
                          ----------   ----------   ----------   -------------
                           $   652.2   $  (200.9)    $ (278.0)    $      173.3
                          ==========   ==========   ==========   =============

In October 2002, Emery paid an additional $38.6 million in connection with the negotiated early return of 3 additional aircraft. As of October 31, 2002, Emery had returned 26 of EWA's fleet of 37 parked aircraft to lessors, leaving 11 unreturned aircraft.

There can be no assurance that Emery will not be required to incur additional charges or expend additional amounts in the future in connection with matters relating to the cessation of EWA's air carrier operations or the termination of EWA's aircraft leases, particularly if one or more of the events described in Note 10, "Commitments and Contingencies" were to occur, which could have a material adverse effect on CNF's financial condition, cash flows, and results of operations.

5.   Comprehensive Income (Loss)

Comprehensive Income (Loss), which is a measure of all changes in equity except those resulting from investments by owners and distributions to owners, was as follows:



                                    Three Months Ended     Nine Months Ended
                                       September 30,          September 30,
                                  ---------------------- ----------------------

(Dollars in thousands)                 2002        2001        2002        2001
                                  ---------------------- ----------------------

Net income (loss)                  $  35,505  $  30,650   $  77,660  $(179,602)

Other comprehensive income (loss)
  Cumulative effect of accounting
    change, net of tax (Note 9)           --         --          --      3,005
 Change in fair value of cash
    flow hedges (Note 9)                 (16)    (2,210)      1,064     (4,831)
 Foreign currency translation
   adjustment                            472        494       3,587     (4,076)
                                   ---------- ----------  ---------- ----------
                                         456     (1,716)      4,651     (5,902)
                                   ---------- ----------  ---------- ----------
Comprehensive income (loss)        $  35,961  $  28,394   $  82,311  $(185,504)
                                   ========== ==========  ========== ==========



The following is a summary of the components of Accumulated Other Comprehensive
Loss:

                                              September 30,     December 31,
(Dollars in thousands)                             2002             2001
                                              -------------    -------------
Cumulative effect of accounting change, net
  of tax  (Note 9)                             $       --       $    3,005
Accumulated change in fair value of cash
  flow hedges (Note 9)                               (479)          (4,548)
Accumulated foreign currency translation
  adjustments                                     (29,195)         (32,782)
Minimum pension liability adjustment              (11,099)         (11,099)
                                              -------------    -------------
Accumulated other comprehensive loss           $  (40,773)      $  (45,424)
                                              =============    =============


6.   Business Segments


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




                                          Three Months Ended            Nine Months Ended
                                             September 30,                September 30,
(Dollars in thousands)                    2002          2001           2002           2001
                                      -----------   -----------     -----------   -----------
Revenues Including Intersegment
  Con-Way Transportation Services     $  527,804    $  491,296      $1,486,700    $1,449,883
  Menlo Worldwide
    Emery Forwarding                     446,851       471,540       1,281,496     1,585,035
    Menlo Worldwide Logistics            258,357       224,694         723,350       687,632
                                      -----------   -----------     -----------   -----------
                                         705,208       696,234       2,004,846     2,272,667
  CNF Other                                3,273         6,986           9,968        23,906
                                      -----------   -----------     -----------   -----------
                                       1,236,285     1,194,516       3,501,514     3,746,456
                                      -----------   -----------     -----------   -----------

Intersegment Revenue Eliminations
  Con-Way Transportation Services           (115)         (145)           (312)         (569)
  Menlo Worldwide
    Emery Forwarding                         (54)          (55)           (151)         (194)
    Menlo Worldwide Logistics             (3,335)       (2,976)        (10,208)       (8,816)
                                      -----------   -----------     -----------   -----------
                                          (3,389)       (3,031)        (10,359)       (9,010)
  CNF Other                               (2,634)       (6,381)         (7,349)      (16,845)
                                      -----------   -----------     -----------   -----------
                                          (6,138)       (9,557)        (18,020)      (26,424)
                                      -----------   -----------     -----------   -----------

Revenues
  Con-Way Transportation Services        527,689       491,151       1,486,388     1,449,314
  Menlo Worldwide
    Emery Forwarding                     446,797       471,485       1,281,345     1,584,841
    Menlo Worldwide Logistics            255,022       221,718         713,142       678,816
                                      -----------   -----------     -----------   -----------
                                         701,819       693,203       1,994,487     2,263,657
  CNF Other                                  639           605           2,619         7,061
                                      -----------   -----------     -----------   -----------
                                      $1,230,147    $1,184,959      $3,483,494    $3,720,032
                                      -----------   -----------     -----------   -----------

Operating Income (Loss)
  Con-Way Transportation Services     $   41,618    $   42,617      $  110,454    $  121,783
  Menlo Worldwide
    Emery Forwarding                      (4,979)      (46,975)        (16,600)     (423,964)
    Menlo Worldwide Logistics              8,371         1,004          23,183       (13,078)
    Menlo Worldwide Other                  2,638           117          13,267        (6,178)
                                      -----------   -----------     -----------   -----------
                                           6,030       (45,854)         19,850      (443,220)
  CNF Other                               (4,123)       (2,133)         (2,506)       (2,192)
                                      -----------   -----------     -----------   -----------
                                      $   43,525    $   (5,370)     $  127,798    $ (323,629)
                                      -----------   -----------     -----------   -----------


Unusual and/or Non-recurring Items Included in Operating Income (Loss) for the Periods Presented:

Con-Way Transportation Services -
  Net gain from the sale of property  $       -     $       -       $    8,675    $       -
Menlo Worldwide -
  Emery Forwarding -
    Net gain from a payment under the Air
      Transportation Safety and System
      Stabilization Act                       -             -            9,895            -
    Loss from restructuring charge            -             -               -       (340,531)
    Loss from a legal settlement on returned
      aircraft                                -             -               -         (4,696)
    Goodwill amortization                     -         (2,570)             -         (8,055)
    Express Mail operating income             -          1,795              -          5,433
  Menlo Worldwide Logistics -
    Net gain from a contract termination      -             -            1,850            -
    Loss from the business failure of a
      customer                                -         (6,300)             -        (37,905)
CNF Other -
  Loss from the business failure of CFC   (3,595)           -           (3,595)           -
  Net gain from the sale of property          -             -            2,367            -


7.   Earnings Per Common Share

Basic earnings (loss) per common share (EPS) from continuing operations was computed by dividing net income (loss) from continuing operations (after preferred stock dividends) by the weighted-average common shares outstanding. The calculation for diluted EPS was calculated as shown below.

                                 Three Months Ended        Nine Months Ended
(Dollars in thousands except        September 30,            September 30,
 per share data)             ------------------------  ------------------------
                                 2002         2001         2002          2001
                             -----------  -----------  -----------  -----------
Earnings (Loss):
  Net income (loss) from
     continuing operations   $   43,642   $  (10,377)  $   81,749   $ (224,748)
  Add-backs:
     Dividends on preferred
        stock, net of
        replacement funding         278           --          871           --
     Dividends on preferred
       securities of
       subsidiary trust,
       net of tax                   954           --        2,862           --
                             -----------  -----------  -----------  -----------
                             $   44,874   $  (10,377)  $   85,482   $ (224,748)
                             -----------  -----------  -----------  -----------
Shares:
  Basic shares (weighted-
     average common shares
     outstanding)            49,226,241   48,778,789   49,077,089   48,728,252
  Stock options                 627,607           --      722,029           --
  Series B preferred stock    3,776,162           --    3,776,162           --
  Preferred securities of
     subsidiary trust         3,125,000           --    3,125,000           --
                             -----------  -----------  -----------  -----------
                             56,755,010   48,778,789   56,700,280   48,728,252
                             -----------  -----------  -----------  -----------
  Diluted earnings (loss)
     per common share        $     0.79   $    (0.21)  $     1.51   $    (4.61)
                             ===========  ===========  ===========  ===========

For the three and nine months ended September 30, 2001, convertible securities and stock options were anti-dilutive. As a result, the assumed shares and related add-back to net income (loss) from continuing operations under the if-converted method have been excluded from the calculation of diluted EPS. If the securities were dilutive, the assumed shares under the if-converted method would have been as follows for the three months ended September 30, 2001: stock options - 409,344 shares, series B preferred stock - 4,427,742 shares, preferred securities of subsidiary trust - 3,125,000 shares. For the nine months ended September 30, 2001, the shares would have been as follows: stock options - 472,440 shares, series B preferred stock - 4,427,742 shares, preferred securities of subsidiary trust - 3,125,000 shares.


8.   Preferred Securities of Subsidiary Trust

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

9.   Derivative Instruments and Hedging Activities

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

In the third quarter and the first nine months of 2002, the estimated fair value of CNF's fair value hedges increased $20.5 million and $27.9 million respectively, and offset an equal increase in the estimated fair value of CNF's fixed-rate long-term debt attributable to interest rate changes. Cash flow hedges were essentially unchanged in the third quarter of 2002, while cash flow hedges in the first nine months of 2002 increased $1.7 million ($1.1 million after tax).

10.  Commitments and Contingencies

IRS Matters

In August 2002, CNF entered into settlement agreements with the IRS, pursuant to which the parties settled an aircraft maintenance issue for the years 1987 through 2000, and all other open issues under IRS examinations for the years 1987 through 1996. Accordingly, CNF eliminated the related tax liabilities and recognized a $25.0 million tax benefit in the third quarter of 2002. As a result of the settlement agreements, CNF was not required to make any additional payments to the IRS over and above a $93.4 million payment made in respect to these issues in the third quarter of 2000. Certain issues remain open for the years 1997 through 2000, but management does not believe that the resolution of those issues is likely to have a material adverse effect on CNF's financial condition, cash flows, or results of operations.

Spin-Off of CFC

On December 2, 1996, CNF completed the spin-off of Consolidated Freightways Corporation ("CFC") to CNF's shareholders. In September 2002, CFC filed for bankruptcy and announced that it will cease most U.S. operations. CNF in the third quarter of 2002 accrued additional reserves of $21.3 million in Accrued Claims Costs in the Consolidated Balance Sheets and recognized a $13.0 million loss from discontinuance, net of $8.3 million of income taxes, in connection with CNF's indemnities against the failure of CFC to pay certain workers' compensation and public liability claims that were pending as of September 30, 1996. For further detailed discussion of this matter, see Note 2, "Discontinued Operations."

In addition, CFC was, at the time of the spin-off, and remains a party to certain multiemployer pension plans covering some of its current and former employees. The cessation of its U.S. operations will result in CFC's "complete withdrawal" (within the meaning of applicable federal law) from these multiemployer plans, at which point it will become obligated, under federal law, to pay its share of any unfunded vested benefits under those plans. It is possible that the trustees of CFC's multiemployer pension plans may assert claims that CNF is liable for amounts owing to the plans as a result of CFC's withdrawal from those plans. For further detailed discussion of this matter, see "Liquidity and Capital Resources - Spin-Off of CFC" under "Management's Discussion and Analysis."

Restructuring Charges and Regulatory Matters

Due in large part to the fourth-quarter 2001 restructuring charge incurred in connection with the cessation of EWA's air carrier operations as described in Note 4, "Restructuring Charges," CNF was required to obtain amendments to its bank revolving credit facility, which provide for the pledge of collateral by CNF and its principal subsidiaries upon specified downgrades of CNF's senior unsecured long-term debt securities. The restructuring charges recognized by Emery during 2001 reflect CNF's estimate of the costs of terminating EWA's air carrier operations, returning leased aircraft and restructuring Emery's business and related matters. Although CNF believes that the estimate is adequate to cover these costs based on information currently available and assumptions management believes are reasonable under the circumstances, Emery will be required to recognize additional charges or credits if actual results differ from management's estimates. Additional charges could result in defaults under CNF's bank revolving credit facility and other debt instruments and under aircraft leases. For further discussion of these matters, see "Results of Operations - Menlo Worldwide - Emery Forwarding - Regulatory Matters" and "Liquidity and Capital Resources - Restructuring Charges and Regulatory Matters" under "Management's Discussion and Analysis."

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

Income Taxes
------------
In establishing its deferred income tax assets and liabilities, CNF makes judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to its operations. CNF records deferred tax assets and liabilities and periodically evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. The likelihood of a material change in CNF's expected realization of these assets is dependent on future taxable income, its ability to use foreign tax credit carryforwards and carrybacks, final U.S. and foreign tax settlements, and the effectiveness of its tax planning strategies in the various relevant jurisdictions. CNF is also subject to examination of its income tax returns for multiple years by the Internal Revenue Service and other tax authorities. CNF periodically assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision and related accruals for income taxes.

Restructuring Reserves
----------------------
The restructuring charges recognized in 2001 were based on significant estimates and assumptions made by management. Refer to the "Menlo Worldwide - Emery Forwarding - Restructuring Charges" section under "Results of Operations" below for a description of some of the assumptions used and to Note 4 to the Consolidated Financial Statements, "Restructuring Charges" for the cumulative activity related to Emery's 2001 restructuring plan.

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

In 2001, CNF reduced its discount rate to 7.25% from 7.75%. Actual returns on plan assets were a loss of approximately 4.9% compared to the assumed rate of return on plan assets of 9.5%. The decline in discount rate and asset values at December 31, 2001, the measurement date for estimating 2002 pension expense, increased estimated annual pension expense in 2002 by approximately $7 million. However, the estimate is subject to assumptions and uncertainties and the actual change in 2002 pension expense could be different. If market trends continue, pension expense in 2003 may also increase over 2002. The Employee Retirement Income Security Act (ERISA) governs plan funding requirements, which are determined independently from pension expense. See "Liquidity and Capital Resources."

=====================
RESULTS OF OPERATIONS
=====================

Net income available to CNF common shareholders was $33.5 million ($0.61 per diluted share) in the third quarter of 2002 and $71.6 million ($1.33 per diluted share) in the first nine months of 2002 compared to $28.6 million ($0.59 per diluted share) for the third quarter of last year and a $185.8 million net loss applicable to common shareholders ($3.81 per diluted share) in the first nine months of last year. As described below under "Discontinued Operations", net income (loss) applicable to common shareholders for the third quarter and first nine months of 2002 included a $10.1 million after-tax net loss ($0.18 per diluted share) from discontinued operations, while the same periods of the prior year included a $39.0 million after-tax gain ($0.80 per diluted share) from discontinued operations.

Net income from continuing operations (Income from continuing operations after preferred stock dividends) in the third quarter and first nine months of 2002 was $43.6 million ($0.79 per diluted share) and $81.7 million ($1.51 per diluted share), respectively, compared to net losses from continuing operations of $10.4 million ($0.21 per diluted share) and $224.7 million ($4.61 per diluted share) in the same periods last year.
Continuing operations in the first nine months of 2002 and 2001 included unusual and/or non-recurring items, as summarized below, while the third quarter of 2002 also included a $25.0 million tax benefit from the settlement of aircraft maintenance and other matters under IRS examinations as described under "Liquidity and Capital Resources - IRS Matters".

Pre-tax Income (Expense) from unusual and/or non-recurring items:


                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                 ----------------------  ----------------------
(Thousands of dollars)                2002      2001          2002      2001
                                 ----------  ----------  ----------  ----------
Con-Way Transportation Services
 Net gain from the sale of
   property                      $      --    $     --   $   8,675   $      --

Menlo Worldwide
 Emery Forwarding
  Net gain from a payment under
   the Air Transportation Safety
   and System Stabilization Act         --          --       9,895          --
  Loss from restructuring charge        --          --          --    (340,531)
  Loss from a legal settlement on
   returned aircraft                    --          --          --      (4,696)
  Goodwill amortization                 --      (2,570)         --      (8,055)
  Express Mail operating income         --       1,795          --       5,433

 Menlo Worldwide Logistics
  Net gain from a contract
   termination                          --          --       1,850          --
  Loss from the business failure
   of a customer                        --      (6,300)         --     (37,905)

CNF Other -
 Loss from the business failure
   of CFC                           (3,595)         --      (3,595)         --
 Net gain from the sale of property     --          --       2,367          --

CONTINUING OPERATIONS
=====================

CNF's third-quarter revenue in 2002 rose 3.8% from the same period last year while revenue for the first nine months of 2002 fell 6.4% from the same period last year. In the third quarter of 2002, higher revenue from Con-Way and Menlo Worldwide Logistics was partially offset by lower revenue from Emery Forwarding. In the comparative nine-month period in 2002, higher revenue from Con-Way and Menlo Worldwide Logistics was more than offset by the decline in Emery Forwarding's revenue.

Operating income in the third quarter and first nine months of 2002 was $43.5 million and $127.8 million, respectively, compared to operating losses of $5.4 million and $323.6 million in the respective periods last year. Excluding the net effect of the above unusual and/or non-recurring items in 2002 and 2001, operating income in the third quarter of 2002 would have been $47.1 million compared to $1.7 million in the third quarter of 2001, and operating income in the first nine months of 2002 would have been $108.6 million compared to $62.1 million in the same period last year due primarily to a decline in Emery Forwarding's operating losses.

Other net expense in the third quarter and first nine months of 2002 rose 23.4% and 6.6%, respectively, compared to the same periods last year. Other net expense in the third quarter and first nine months of 2002 was positively affected by lower interest expense on long-term debt, which was effectively converted from fixed-rate to floating-rate with interest rate swaps. Declines in the cash surrender value of corporate-owned life insurance policies adversely affected other net expense in the third quarter and first nine months of 2002 compared to the same periods last year, which benefited from gains on those policies.

The effective tax benefit rate of 34.9% for the third quarter of 2002 and the effective tax rate of 14.7% for the first nine months of 2002 reflects the $25.0 million tax benefit recognized in the third quarter of 2002 upon settlement of IRS matters described under "Liquidity and Capital Resources
- IRS Matters". Last year's third-quarter effective tax rate was 39.0%, while the tax benefit rate for the first nine months of 2001 was 37.0%, which resulted primarily from the significant unusual charges recognized in June 2001.


Con-Way Transportation Services
-------------------------------
Revenue for Con-Way Transportation Services (Con-Way) in the third quarter and first nine months of 2002 increased 7.4% and 2.6%, respectively, from the same periods last year due to higher revenue from Con-Way's regional carriers and from Con-Way's emerging businesses, including Con-Way NOW
(NOW), Con-Way Logistics (CLI) and Con-Way Air Express (CAX). In the third quarter and first nine months of 2002, the collective revenue of NOW, CLI and CAX increased $5.7 million and $16.6 million, respectively, over the same periods last year. The regional carriers' revenue per day in the third quarter of 2002 increased 4.9% over last year's third quarter on a 4.5% increase in revenue per hundredweight (yield) and a 0.4% increase in total and less-than-truckload (LTL) weight per day (weight). Regional-carrier revenue per day in the first nine months of 2002 increased 1.7% over the same period last year as total and LTL weight increased 0.9% and yield rose 0.8%. The slight weight increases in the third quarter and first nine months of 2002 were achieved despite the loss of a major customer in the first quarter of 2002, which customer accounted for minimal profit on an estimated $75 million of annual revenue in 2001. However, the loss of this customer had a positive effect on yield in the quarter and nine months ended September 30, 2002 compared to the same periods in the prior year. Yield in the third quarter and first nine months of 2002 was also positively affected by a higher percentage of interregional joint services, which typically command higher rates on longer lengths of haul. Management believes that weight in the third quarter benefited slightly from the bankruptcy of a competitor in September 2002. Yield in the first nine months of 2002 also benefited from higher fuel surcharges compared to the nine-month period last year.

Con-Way's third-quarter operating income in 2002 fell 2.3% from 2001 to $41.6 million and operating income in the first nine months of 2002 declined 9.3% from last year to $110.5 million. Excluding an unusual first-quarter 2002 net gain of $8.7 million from the sale of excess property, operating income in the third quarter and first nine months of 2002 fell
2.3% and 16.4%, respectively, from the same periods last year due primarily to higher employee compensation, variable compensation, and benefits expense, which collectively increased 12.2% and 8.6% over the respective periods last year. The third quarter and first nine months of both 2002 and 2001 were adversely affected by operating losses from Con-Way Air Express, which began operations in May 2001, and Con-Way Logistics.

In July 2002, Con-Way announced the formation of Extended Service Lanes
(ESLs), which added next-day and second-day delivery service to over six thousand cities within the Con-Way LTL network. ESLs utilize special sleeper-team operations that are intended to replace two-day service with next-day service in a large number of markets as well as expand the coverage of second-day service. In September 2002, Con-Way began offering Con-Way Deferred, a shipping option to move transcontinental shipments for price-sensitive customers under the Con-Way Value Zone brand. Con-Way Deferred is the second lower-cost shipping option introduced by Con-Way in 2002. In January 2002, Con-Way opened Con-Way Full Load, a full truckload brokerage operation.

Menlo Worldwide
---------------

  Emery Forwarding
  ----------------

  Operating Results

Third-quarter revenue for Emery Forwarding (Emery) in 2002 declined 5.2% from the same period last year due primarily to the termination by the United States Postal Service (the "USPS") of EWA's contract to transport Express Mail, effective August 26, 2001, as described below under " -
Express Mail Contract."   Revenue for the first nine months of 2002
declined 19.1% from the same period last year, due primarily to the termination of the Express Mail contract and to a decline in North American revenue from the same period last year. In the third quarter and first nine months of last year, Emery recognized revenue of $24.5 million and $113.8 million, respectively, from the Express Mail contract. Emery's third quarter of 2002 included one more working day than the same quarter of last year while the nine months of 2002 included the same number of working days as the same period of 2001.

Average international airfreight revenue per day in the third quarter of 2002, including fuel surcharges, increased 2.5% from the same quarter of last year as international average pounds transported per day (weight) increased 2.4% and revenue per pound (yield) increased 0.2%. International airfreight revenue per day in the first nine months of 2002 decreased 6.3% from the first nine months of last year due primarily to a 5.8% drop in yield and a 0.6% decline in weight. Emery's management believes that weight in the third quarter of 2002 reflects an improving freight market in international regions served by Emery, particularly the Asian region, while weight in the third quarter and first nine months of last year was adversely affected by the September 11, 2001 terrorist incident described below under " - Terrorist Attacks." International yields in the third quarter and first nine months of 2002 were negatively affected by a decline in fuel surcharges from the same periods last year.

Average North American airfreight revenue per day in the third quarter of 2002, including surcharges, fell 6.2% from the third quarter of 2001 due to a 10.4% decline in yield, partially offset by a 4.6% increase in weight. Average North American airfreight revenue per day in the first nine months of 2002, including surcharges, fell 19.7% due to a decline in weight per day of 10.2% and a decline in yield of 10.7%. Emery's management believes weight in the first three quarters of 2002 was negatively affected by weaker U.S. economic conditions, a reduction in the number of aircraft routes and domestic markets served by Emery, lower fuel surcharges, and a loss of business to ground transportation providers, while the same periods last year were adversely affected by lost business from the September 11, 2001 terrorist attacks. Emery's management also believes that lower yield in the third quarter and first nine months of last year was due in part to Emery's efforts to increase second-day and economy service, which contributed to a higher percentage of lower-yield service offerings and a lower percentage of higher-yielding next-day service.

Emery's operating loss for the third quarter and first nine months of 2002 was $5.0 million and $16.6 million, respectively, compared to operating losses of $47.0 million and $424.0 million in the third quarter and first nine months of last year. The first quarter of 2002 included a $9.9 million net gain from a payment under the Air Transportation Safety and System Stabilization Act. The third quarter and first nine months of last year included several unusual and/or non-recurring items, including a $340.5 million restructuring charge; a $4.7 million loss from a legal settlement; $8.1 million of goodwill amortization, which was eliminated upon the adoption of SFAS 142, "Goodwill and Other Intangible Assets," effective January 1, 2002; and $5.4 million of operating income from the Express Mail contract with the USPS, which was terminated effective August 26, 2001. Excluding unusual and/or non-recurring items, Emery would have had an operating loss of $5.0 million in the third quarter of 2002 compared to an operating loss of $46.2 million in the third quarter of 2001, and an operating loss of $26.5 million in the first nine months of 2002 compared to an operating loss of $76.1 million in the first nine months of 2001. Despite lower revenues, operating losses in the third quarter and first nine months of 2002 were reduced from the same periods last year, in each case after excluding unusual and/or non-recurring items, primarily through decreases in airhaul costs, which in the third quarter of last year included approximately $17 million of additional net expense as a result of the suspension of EWA's carrier operations; employee compensation and benefits, which declined 15.5% and 21.4% from the respective periods last year; and depreciation, aircraft rentals and other aircraft-related expenses.

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

The $340.5 million restructuring charge recognized in the second quarter of 2001 consisted primarily of non-cash impairment charges, including the write-off of $184.2 million for unamortized aircraft maintenance and $89.7 million for aircraft operating supplies, equipment and other assets. Asset impairment charges were based on an evaluation of airfreight operations and, for certain assets, independent appraisals. Also included in the restructuring charge was $66.6 million for estimated future cash expenditures related primarily to the return to the lessors of certain grounded aircraft leased to Emery and the termination of the related leases.

As described below under "-Regulatory Matters," the Federal Aviation Administration (FAA) required EWA to suspend its air carrier operations on August 13, 2001. In response to the FAA action, as well as the September 11, 2001 terrorist actions described below under " - Terrorist Attacks," the growing unpredictability and uncertainty of the FAA's requalification process, and a worsening global economic downturn, Emery re-evaluated its restructuring plan. As described above, CNF announced on December 5, 2001 that Emery in 2002 would become part of CNF's new Menlo Worldwide group of supply chain services providers and would continue to provide full North American forwarding services utilizing aircraft operated by other air carriers instead of EWA's fleet of aircraft, and that EWA would cease air carrier operations. In connection with the revised restructuring plan, in the fourth quarter of 2001 Emery recognized additional restructuring charges of $311.7 million for the planned disposal of leased aircraft, cessation of EWA's remaining operations, employee separation costs for 157 Emery employees, and other costs.

The restructuring charges in 2001 were based in part on significant estimates and assumptions made by Emery's management as to the amount and timing of aircraft rental payments and the costs of returning those aircraft upon expiration or early termination of the leases. The $311.7 million restructuring charge recognized in the fourth quarter of 2001 includes primarily accruals for scheduled undiscounted rental payments for aircraft leased to Emery and estimated costs of returning those aircraft upon expiration or early termination of the related leases. Actual costs may differ from those estimates (due, among other things, to Emery's efforts to negotiate the early termination of aircraft leases and potential defaults under aircraft leases) and that difference would be recognized as additional expense or income in the period when and if that determination can be made. In the first nine months of 2002, Emery paid $189.8 million for aircraft leases and return costs, primarily due to the negotiated early return of aircraft. At September 30, 2002, $140.6 million of accrued aircraft leases and return costs were classified as current liabilities in the Consolidated Balance Sheets based primarily on Emery's intention to negotiate the early termination of those aircraft leases. In October 2002, Emery paid an additional $38.6 million in connection with the negotiated early return of 3 additional aircraft. As of October 31, 2002, Emery had returned 26 of EWA's fleet of 37 parked aircraft to lessors, leaving 11 unreturned aircraft. See "-Regulatory Matters" and "Liquidity and Capital Resources-Restructuring Charges and Regulatory Matters" below.

Refer to Note 4 to the Consolidated Financial Statements, "Restructuring Charges," for the cumulative activity related to Emery's 2001 restructuring plan.

  Regulatory Matters

Internationally, Emery operates as an air freight forwarder using mostly commercial airlines to transport freight. Prior to the suspension and subsequent cessation of EWA's air carrier operations in 2001, Emery provided air transportation services in North America using owned and leased aircraft operated by EWA and aircraft operated by third parties.

Until August 13, 2001, EWA operated as an airline. Although EWA has ceased air carrier operations, EWA still has an air carrier certificate issued by the FAA and is subject to maintenance, operating and other safety-related regulations promulgated by the FAA and is subject to FAA inspections. Based on issues identified during inspections conducted by the FAA, on August 13, 2001, EWA was required to suspend its air carrier operations as part of an interim settlement agreement with the FAA. On December 5, 2001, CNF announced that EWA was ceasing its air carrier operations. Since EWA's suspension of its air carrier operations on August 13, 2001, Emery has been providing services to its customers in North America by utilizing aircraft operated by other air carriers. This resulted in substantial additional expense during 2001, partially offset by savings resulting from the furlough of approximately 800 EWA employees as described in the next paragraph. Emery intends to continue to use aircraft operated by third parties to provide service to its customers in North America, which will result in Emery continuing to pay both the ongoing lease payments and other costs associated with EWA's remaining fleet of grounded aircraft in addition to the cost of having other air carriers provide service to Emery's North American customers. However, for financial reporting purposes, Emery's operating expenses will continue to include the cost of aircraft operated by other carriers but will not include the scheduled rental payments relating to EWA's remaining fleet of grounded aircraft and the costs of returning those aircraft upon expiration or early termination of the related leases, except to the extent that those rental payments and the costs of returning those aircraft upon expiration or early termination of the related leases differ from the corresponding amounts already accrued as part of the 2001 restructuring charges.

As a result of EWA's suspension of its air carrier operations on August 13, 2001, EWA furloughed approximately 400 pilots and crewmembers. Those pilots and crewmembers are represented by the Air Line Pilots Association (ALPA) union under a collective bargaining agreement and ALPA filed a grievance on their behalf protesting the furlough. The grievance sought pay during the course of the suspension and was subject to binding arbitration. In October 2002, the arbitrator ruled in favor of EWA, holding that EWA was excused from compliance with the "no-furlough" provision of the collective bargaining agreement, and holding that pilots and crewmembers were entitled only to two weeks' severance pay.

On December 5, 2001, EWA announced that it would cease operating as an air carrier, and in connection therewith terminated the employment of all of its pilots and crewmembers, bringing the total number of terminated employees in 2001 to 800. Subsequently, ALPA filed a grievance on behalf of the pilots and crewmembers protesting the cessation of EWA's air carrier operations and Emery's use of other air carriers. Some aspects of the ALPA matters may be subject to binding arbitration. Based on CNF's current evaluation, management believes that it has addressed its estimated exposure related to the ALPA matters. However, there can be no assurance in this regard as CNF cannot predict with certainty the ultimate outcome of these matters.

In a final settlement agreement with the FAA entered into on September 17, 2001, EWA agreed to pay a $1 million civil penalty related to alleged operations, avionics, and maintenance irregularities. The final settlement agreement was first amended on December 4, 2001 as a result of Emery's decision to terminate EWA's air carrier operations. Under the first amended settlement agreement, the FAA agreed not to take action to revoke EWA's air carrier certificate until, at the earliest, May 15, 2002. The FAA agreed on May 13, 2002 to an extension of the certificate until December 4, 2002. Under a second amended settlement agreement, the FAA agreed not to take action to suspend or revoke the air carrier certificate until December 4, 2002, and EWA agreed to surrender the certificate not later than December 4, 2002. Based on current circumstances, management believes that there is a reasonable possibility that EWA will be able to complete negotiations relating to the early termination of leases of substantially all of its aircraft on acceptable terms before December 4, 2002, although there can be no assurance in this regard. While the matter is not free from doubt, if EWA has not terminated all of its aircraft leases before it surrenders its certificate on December 4, 2002, the surrender of EWA's certificate may constitute a default under leases pursuant to which EWA leases some of its remaining aircraft. However, management believes that any lease defaults that might result from EWA's surrender of its certificate would not have a material adverse effect on CNF's financial condition or results of operations. As of October 31, 2002, approximately $15 million of scheduled rental payments accrued in connection with Emery's restructuring charges relate to leases for which management believes the surrender of EWA's certificate may constitute a default. See "Liquidity and Capital Resources-Restructuring Charges and Regulatory Matters" for further discussion.

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

On September 26, 2001, EWA entered into an agreement with the USPS to settle claims relating to its Priority Mail contract with the USPS (the "Settlement Agreement"), which is described below under "Discontinued Operations." Under the Settlement Agreement, EWA received a $235.0 million payment from the USPS on September 28, 2001 to settle all non-termination claims under the Priority Mail contract and a $70.0 million provisional payment from the USPS for termination costs and other claims related to the Express Mail contract. The Settlement Agreement provides for the provisional payment to be adjusted if actual termination costs and other agreed-upon claims relating to the Express Mail contract are greater or less than $70.0 million, in which case either the USPS will be required to make an additional payment with interest, subject to the limitation described in the following paragraph, or EWA will be required to return a portion of the provisional payment with interest.

As of September 30, 2002 and December 31, 2001, the $70.0 million provisional payment was included in Deferred Credits in CNF's Consolidated Balance Sheets. This amount will continue to be included in Deferred Credits until it is used to retire the remaining $80.0 million in assets related to the Express Mail contract. The Settlement Agreement provides that the total amount payable by the USPS for termination costs and other claims relating to the Express Mail contract, including the $70.0 million provisional payment, may not exceed $150.0 million. On December 14, 2001, EWA filed a termination settlement proposal with the USPS for recovery of EWA's costs of providing service under the terminated Express Mail contract as well as costs incurred by EWA's subcontractors for performing services under the Express Mail contract. Any recovery of such costs would be offset in whole or in part by the $70.0 million provisional payment received in 2001.

  Outlook

Under the new Menlo Worldwide group, management will continue Emery's focus on expanding its variable-cost-based international operations and actively renegotiating airhaul rates and customer pricing in an effort to improve international operating margins. In North America, management will continue to position Emery as a freight forwarder utilizing aircraft operated by other carriers. As a result, management strategy is to implement a more flexible variable-cost-based operating structure in North America with an increase in revenue from second-day and deferred services and a decline in revenue from next-day freight services, although there can be no assurance this will occur. Management will continue its efforts to reduce Emery's costs by initiatives intended to reduce the cost structure of the North American service center and hub network and administrative costs.

  Menlo Worldwide Logistics
  -------------------------

Third-quarter 2002 revenue of $255.0 million for Menlo Worldwide Logistics increased 15.0% over the same quarter last year, while revenue of $713.1 million in the first nine months of 2002 rose 5.1% from the first nine months of last year due primarily to higher revenue recognized from carrier and warehouse management services, partially offset by lower revenue from contract carriage services.

A portion of Menlo Worldwide Logistics' revenue is attributable to logistics contracts for which Menlo Worldwide Logistics manages the transportation of freight but subcontracts the actual transportation and delivery of products to third parties. Menlo Worldwide Logistics refers to this as purchased transportation. Menlo Worldwide Logistics' net revenue (revenue less purchased transportation) in the third quarter and first nine months of 2002 was $77.3 million and $209.3 million, respectively, compared to $66.3 million and $206.5 million, respectively, in the same periods of 2001.

Menlo Worldwide Logistics' operating income in the third quarter and first nine months of 2002 was $8.4 million and $23.2 million compared to operating income of $1.0 million in the third quarter of last year and an operating loss of $13.1 million in the first nine months of last year. The first nine months of 2002 included a $1.9 million first-quarter net gain from the early termination of a contract. Operating loss in the first nine months of last year reflects a $31.6 million second-quarter loss and a $6.3 million third-quarter loss from the business failure of a customer. Excluding these unusual and/or non-recurring items, operating income in the third quarter of 2002 would have been $8.4 million compared to $7.3 million in the third quarter of 2001, a 14.6% increase, and operating income in the first nine months of 2002 would have been $21.3 million compared to $24.8 million in the comparable period of 2001, a decline of 14.1%. The third quarter and first nine months of 2002 benefited from higher revenues but were adversely affected by employee compensation and benefits expense, which collectively increased 11.3% and 7.8%, respectively, from the third quarter and first nine months of last year. Operating income in the first nine months of 2001 included $2.6 million of operating income recognized on a customer that later filed for bankruptcy in the second quarter of last year.

  Menlo Worldwide Other
  ---------------------

The Menlo Worldwide Other reporting segment includes the results of Vector SCM and Menlo Worldwide Technologies. Vector SCM (Vector) is a joint venture formed with General Motors in December 2000 to provide logistics services to General Motors. Although CNF owns a majority equity interest in Vector, the operating results of Vector are reported as an equity-method investment based on General Motors' ability to control certain operating decisions.

CNF reported operating income from Vector of $2.6 million and $13.3 million in the third quarter and first nine months of 2002, respectively, compared to third-quarter operating income of $0.1 million in 2001 and an operating loss of $6.2 million in the first nine months of 2001, which was incurred during Vector's start-up phase. CNF's operating income for the first nine months of 2002 included substantially all of Vector's net income for that period (rather than CNF's pro rata portion of that net income), because CNF is contractually entitled to substantially all of Vector's net income to the extent of Vector's cumulative losses; under the contract, all of Vector's losses in prior periods were allocated to CNF. During the second quarter of 2002, CNF's allocated cumulative losses from the Vector joint venture had been recouped through allocated net income. As a result, General Motors began sharing in Vector's net income in the third quarter of 2002. Accordingly, CNF's proportionate share of any quarterly net income that may be generated by Vector will be lower than what would have been reportable by CNF if CNF continued to be allocated substantially all of Vector's net income or losses, as was the case in 2001 and the first half of 2002. Vector's operating results in the third quarter of 2002 were adversely affected by delays in implementing new business cases.


CNF Other
---------

The CNF Other segment includes the results of Road Systems and certain corporate activities. Operating losses of $4.1 million and $2.5 million in the third quarter and first nine months of 2002, respectively, included a $3.6 million third-quarter loss from the business failure of CFC, which was partially offset in the nine-month period by a $2.4 million first-quarter net gain from the sale of excess corporate properties. An operating loss of $2.1 million in the third quarter and first nine months of last year was due primarily to the net effect of various corporate items.


DISCONTINUED OPERATIONS
=======================

Priority Mail

On November 3, 2000, EWA and the U.S. Postal Service (USPS) announced an agreement (the "Termination Agreement") to terminate their contract for the transportation and sortation of Priority Mail (the "Priority Mail contract"). As described more fully in Note 2 to the Consolidated Financial Statements, "Discontinued Operations", all claims relating to amounts owed to EWA under the Priority Mail contract have been settled. As a result of USPS' payments under the Termination Agreement in January 2001 and July 2002, EWA recognized a 2002 third-quarter gain from discontinuance of $2.9 million, net of $1.8 million of income taxes. As a result of a USPS payment under the Settlement Agreement in September 2001, EWA recognized a 2001 third-quarter gain from discontinuance of $39.0 million, net of $24.9 million of income taxes.

As a result of the termination of the Priority Mail contract, the results of operations and cash flows of the Priority Mail operations have been segregated and classified as discontinued operations. Summary financial data and related information are included in Note 2 to the Consolidated Financial Statements, "Discontinued Operations."

Spin-Off of CFC

On December 2, 1996, CNF completed the spin-off of Consolidated Freightways
Corporation ("CFC") to CNF's shareholders.   In connection with the spin-
off of CFC, CNF agreed to indemnify certain states, insurance companies and sureties against the failure of CFC to pay certain workers' compensation, tax and public liability claims that were pending as of September 30, 1996. In some cases, these indemnities are supported by letters of credit and surety bonds under which CNF is liable to the issuing bank or the surety company.

In September 2002, CFC filed for bankruptcy and announced that it will cease most U.S. operations. Following the commencement of its bankruptcy proceeding, CFC ceased making payments with respect to these workers' compensation and public liability claims. CNF has taken over payment of some of these claims, and expects that demands for payment will likely be made against it with respect to the remaining claims. CNF estimates the aggregate amount of all of these claims, plus other costs, to be $21.3 million. As a result, CNF accrued additional reserves of $21.3 million in Accrued Claims Costs in the Consolidated Balance Sheets and recognized a

$13.0 million loss from discontinuance, net of $8.3 million of income taxes, in the third quarter of 2002. CNF intends to seek reimbursement from CFC in its bankruptcy proceeding of amounts that CNF pays in respect of these claims, although there can no assurance that CNF will be successful in recovering all or any portion of such payments.

In addition, CFC was, at the time of the spin-off, and remains a party to certain multiemployer pension plans covering some of its current and former employees. The cessation of its U.S. operations will result in CFC's "complete withdrawal" (within the meaning of applicable federal law) from these multiemployer plans, at which point it will become obligated, under federal law, to pay its share of any unfunded vested benefits under those plans. It is possible that the trustees of CFC's multiemployer pension plans may assert claims that CNF is liable for amounts owing to the plans as a result of CFC's withdrawal from those plans. For further detailed discussion of this matter, see "Liquidity and Capital Resources - Spin-Off of CFC".



===============================
LIQUIDITY AND CAPITAL RESOURCES
===============================

In the first nine months of 2002, cash and cash equivalents decreased by $62.5 million to $338.3 million at September 30, 2002. Net capital expenditures of $65.8 million and $50.7 million of net cash used in financing activities were funded with the reduction in cash and by cash from operating activities. Net cash provided by operating activities in the nine months ended September 30, 2002 was $49.2 million despite pension fund payments and significant payments for aircraft leases and return costs in that period.

Operating activities in the first nine months of 2002 generated net cash of $49.2 million compared to $269.6 million of cash generated by operating activities in the first nine months of 2001. Cash from continuing operations in the first nine months of 2002 was provided primarily by net income before non-cash items (including mostly depreciation, amortization, deferred income taxes, and gains from sales of property). Positive operating cash flows in the first nine months of 2002 were also provided by an increase in accrued liabilities, which consisted primarily of a higher accrual for employee compensation. Cash outflows from operations in the first nine months of 2002 included primarily aircraft lease payments and return costs, which are described below under "- Restructuring Charges and Regulatory Matters"; defined benefit pension plan funding payments of $75.0 million; an increase in accounts receivable; and a decline in income taxes.

Investing activities in the first nine months of 2002 used cash of $65.8 million, a $109.9 million decline from the first nine months of 2001. Capital expenditures of $67.4 million in the first nine months of 2002 fell from $166.7 million in the first nine months of 2001 primarily due to capital expenditure reductions at all reporting segments, including primarily a $75.4 million decline at Con-Way and a $12.8 million reduction at Emery Forwarding. Financing activities in the first nine months of 2002 used cash of $50.7 million compared to $30.6 million used in the first nine months of 2001, due primarily to capital lease payments on aircraft in the first nine months of 2002.

CNF has a $385 million revolving credit facility that matures on July 3, 2006. The revolving credit facility is also available for the issuance of letters of credit up to $385 million, although the aggregate amount of letters of credit outstanding under the facility at any time reduces the amount of borrowings available under the facility at that time by a like amount. At September 30, 2002, no borrowings were outstanding under the facility and $205.5 million of letters of credit were outstanding, leaving $179.5 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions to borrowing. CNF had other uncommitted unsecured credit facilities totaling $103.0 million at September 30, 2002, which are available to support letters of credit, bank guarantees, and overdraft facilities; at that date, a total of $64.2 million was outstanding under these facilities. Of the total letters of credit outstanding at September 30, 2002, $198.6 million provided collateral for CNF workers compensation and vehicular self-insurance programs.

Restructuring Charges and Regulatory Matters

Due in large part to the fourth-quarter 2001 restructuring charge incurred in connection with the cessation of EWA's air carrier operations as described above under "Results of Operations-Continuing Operations-Menlo Worldwide-Emery Forwarding-Restructuring Charges," CNF was required to obtain amendments to its bank revolving credit agreement in December 2001 in order to remain in compliance with the financial covenants in that agreement. The amended credit agreement provides that, if CNF's senior unsecured long-term debt securities are rated at less than "BBB-" by Standard & Poor's and less than "Baa3" by Moody's, CNF, including its principal subsidiaries, will be required to pledge its accounts receivable as collateral to secure borrowings and other amounts due under the credit facility, subject to specified limitations, and, if the aggregate borrowings and other amounts due under the credit facility exceed a specified amount, CNF, including its principal subsidiaries, will be required to provide such additional collateral as the agent bank under the credit facility may reasonably request. CNF's senior unsecured long-term debt is currently rated "BBB-" by Standard & Poor's with a stable outlook and "Baa3" by Moody's with a negative outlook, and, as a result, any further reduction in CNF's senior unsecured long-term debt ratings by both of these credit rating agencies will require that CNF, including its principal subsidiaries, pledge collateral to secure the credit facility as described above. To the extent CNF, including its principal subsidiaries, pledges collateral to secure amounts due under the debt facility, CNF, including its principal subsidiaries, may also be required to pledge some or all of that collateral to equally and ratably secure its $200 million aggregate principal amounts of
8 7/8% notes due 2010 and its $100 million aggregate principal amount of 7.35% notes due 2005, and $111.8 million aggregate principal amount of notes due through 2009 issued by CNF's Thrift and Stock Plan ("TASP"), which are guaranteed by CNF.

CNF cannot provide assurance that matters relating to the cessation of EWA's air carrier operations will not have a material adverse effect on CNF's financial condition, cash flows, or results of operations in the future. Emery intends to continue to use aircraft operated by third parties to provide service to its customers in North America, which will continue to result in Emery making additional cash payments, primarily because Emery will be required to pay both the ongoing lease payments and other payments associated with EWA's remaining fleet of grounded aircraft in addition to payments to other air carriers providing service to Emery's North American customers.

In addition, the restructuring charges recognized by Emery during 2001 reflect CNF's estimate of the costs of terminating EWA's air carrier operations and restructuring Emery's business and related matters. CNF believes that the estimate is adequate to cover these costs based on information currently available and assumptions management believes are reasonable under the circumstances. However, there can be no assurance that actual costs will not differ from this estimate, and if such costs exceed CNF's estimate Emery will be required to recognize additional charges, which could result in defaults under CNF's $385 million credit facility and other debt instruments and under aircraft leases, or other costs and expenses in connection with these matters. If any of the financial covenants in its $385 million debt facility are breached, CNF will be required to obtain appropriate waivers or amendments from the requisite banks under the credit facility. If CNF is unable to obtain these amendments or waivers, CNF would be in default under the credit facility, and would be prohibited from making borrowings and from obtaining additional letters of credit under the revolving credit facility and could be required by the banks to repay any outstanding borrowings and replace letters of credit outstanding under the facility. Under cross-default or cross-acceleration clauses contained in other debt instruments to which CNF is a party, these events could also result in other indebtedness becoming or being declared due and payable prior to its stated maturity. Moreover, to the extent that collateral was provided to secure borrowings and other amounts due under the $385 million facility or the notes described above, the banks or the noteholders would generally be entitled to take possession of the collateral following a default. There can be no assurance that CNF would be able to obtain the necessary waivers or amendments under the $385 million bank credit agreement were any such defaults to occur or to obtain additional financing to repay indebtedness or replace letters of credit that may become due as a result of those defaults. As a result, if a default were to occur under CNF's $385 million credit facility and if CNF is unable to obtain all required amendments or waivers, this would likely have a material adverse effect on CNF's financial condition, cash flows, and results of operations.

Holders of certain notes issued by CNF's TASP, which are guaranteed by CNF, have the right to require CNF to repurchase those notes if, among other things, both Moody's and Standard & Poor's have publicly rated CNF's long-term senior debt at less than investment grade unless, within 45 days, CNF shall have obtained, through a guarantee, letter of credit or other permitted credit enhancement or otherwise, a credit rating for such notes of at least "A" from Moody's or Standard & Poor's (or another nationally recognized rating agency selected by the holders of such notes) and shall maintain a rating on such notes of "A" or better thereafter. As of September 30, 2002, $62.0 million in aggregate principal amount of these TASP notes was outstanding. CNF's long-term senior debt is currently rated "Baa3" by Moody's with a negative outlook and "BBB-" by Standard & Poor's with a stable outlook; "Baa3" is the lowest investment grade rating from Moody's and "BBB-" is the lowest investment grade rating from Standard & Poor's. As a result, any further decrease in CNF's long-term senior debt ratings by both of these credit rating agencies would give the holders of TASP notes the right to require CNF to repurchase those notes unless CNF was able to obtain appropriate credit enhancement as described above, and there can be no assurance that CNF would be able to do so. The occurrence of any event or condition requiring CNF to repay these TASP notes could likely have a material adverse effect on CNF's financial condition, cash flows, and results of operations.

In the event that CNF is required to repay any borrowings or other indebtedness before its scheduled maturity date or to replace any letters of credit before their scheduled expiry date, whether upon a default under its revolving credit facility, as a result of a reduction in the credit ratings on its long-term debt or otherwise, there can be no assurance that CNF would have sufficient funds to do so or be able to arrange financing for those purposes. Accordingly, any of these events could have a material adverse effect on CNF's financial condition, cash flows, and results of operations.

As discussed more fully above under "Emery Worldwide - Regulatory Matters," under EWA's second amended settlement agreement with the FAA, EWA agreed to surrender its air carrier certificate no later than December 4, 2002.
Based on current circumstances, management believes that there is a reasonable possibility that EWA will be able to complete negotiations relating to the early termination of leases of substantially all of its aircraft on acceptable terms before December 4, 2002, although there can be
no assurance in this regard.   While the matter is not free from doubt, if
EWA has not terminated all of its aircraft leases before it surrenders its certificate on December 4, 2002, the surrender of EWA's certificate may constitute a default under leases pursuant to which EWA leases some of its remaining aircraft. However, management believes that any lease defaults that might result from EWA's surrender of its certificate would not have a material adverse effect on CNF's financial condition or results of operations. As of October 31, 2002, approximately $15 million of scheduled rental payments accrued in connection with Emery's restructuring charges relate to leases for which management believes the surrender of EWA's certificate may constitute a default.

In the first nine months of 2002, Emery paid $189.8 million for aircraft leases and return costs, primarily due to the negotiated early return of aircraft. At September 30, 2002, $140.6 million of accrued aircraft leases and return costs were classified as current liabilities in the Consolidated Balance Sheets based primarily on Emery's intention to negotiate the early termination of those aircraft leases. In October 2002, Emery paid an additional $38.6 million in connection with the negotiated early return of 3 additional aircraft. As of October 31, 2002, Emery had returned 26 of EWA's fleet of 37 parked aircraft to lessors, leaving 11 unreturned aircraft. EWA is currently seeking to reach agreement with lessors of its remaining aircraft in order to terminate the leases prior to their scheduled expiration dates. However, CNF can provide no assurance that EWA will be able to enter into any such agreements with the lessors. If EWA negotiates for the early termination of one or more of these remaining aircraft leases, EWA will substantially accelerate the timing of scheduled cash payments to the lessors.

At September 30, 2002, CNF had $338.3 million in cash and cash equivalents available to meet its cash needs, including payment of amounts due under or in connection with aircraft leases. In addition, CNF intends to use borrowings and letters of credit issued under its $385 million credit facility to meet cash needs subject to compliance with financial covenants and satisfaction of customary conditions precedent. However, there can be no assurance that CNF will be able to comply with these financial covenants or meet these conditions precedent and any inability of CNF to obtain additional borrowings or letters of credit under this credit facility would likely have a material adverse effect on its financial condition, cash flows, and results of operations.

IRS Matters

In August 2002, CNF entered into settlement agreements with the IRS, pursuant to which the parties settled an aircraft maintenance issue for the years 1987 through 2000, and all other open issues under IRS examinations for the years 1987 through 1996. Accordingly, CNF eliminated the related tax liabilities and recognized a $25.0 million tax benefit in the third quarter of 2002. As a result of the settlement agreements, CNF was not required to make any additional payments to the IRS over and above a $93.4 million payment made in respect to these issues in the third quarter of 2000. Certain issues remain open for the years 1997 through 2000, but management does not believe that the resolution of those issues is likely to have a material adverse effect on CNF's financial condition, cash flows or results of operations.

Spin-Off of CFC

On December 2, 1996, CNF completed the spin-off of Consolidated Freightways Corporation ("CFC") to CNF's shareholders. In connection with the spin-off of CFC, CNF agreed to indemnify certain states, insurance companies and sureties against the failure of CFC to pay certain workers' compensation, tax and public liability claims that were pending as of September 30, 1996. In some cases, these indemnities are supported by letters of credit and surety bonds under which CNF is liable to the issuing bank or the surety company.

In September 2002, CFC filed for bankruptcy and announced that it will cease most U.S. operations. Following the commencement of its bankruptcy proceeding, CFC ceased making payments with respect to these workers' compensation and public liability claims. CNF has taken over payment of some of these claims, and expects that demands for payment will likely be made against it with respect to the remaining claims. CNF estimates the aggregate amount of all of these claims, plus other costs, to be $21.3 million. As a result, CNF accrued additional reserves of $21.3 million in Accrued Claims Costs in the Consolidated Balance Sheets and recognized a $13.0 million loss from discontinuance, net of $8.3 million of income taxes, in the third quarter of 2002. CNF intends to seek reimbursement from CFC in its bankruptcy proceeding of amounts that CNF pays in respect of these claims, although there can no assurance that CNF will be successful in recovering all or any portion of such payments.

In addition, CFC was, at the time of the spin-off, and remains a party to certain multiemployer pension plans covering some of its current and former employees. The cessation of its U.S. operations will result in CFC's "complete withdrawal" (within the meaning of applicable federal law) from these multiemployer plans, at which point it will become obligated, under federal law, to pay its share of any unfunded vested benefits under those plans.

It is possible that the trustees of CFC's multiemployer pension plans may assert claims that CNF is liable for amounts owing to the plans as a result of CFC's withdrawal from those plans. CNF has received a request for information regarding the spin-off of CFC from representatives of the Central States Southeast and Southwest Areas Pension Fund, which is one of CFC's multiemployer plans, and, in accordance with federal law, CNF is in the process of responding to that request. Under federal law, representatives of CFC's multiemployer plans are entitled to request such information to assist them in determining whether they believe any basis exists for asserting a claim against CNF.

Based on advice of legal counsel and its knowledge of the facts, CNF believes that it would ultimately prevail if any such claims were made, although there can be no assurance in this regard. CNF believes that the amount of those claims, if asserted, would be material, and a judgment against CNF for all or a significant part of these claims would likely have a material adverse effect on CNF's financial condition, cash flow and results of operations.

If such claims were made, CNF, unless relieved of the obligation through appropriate legal proceedings, would be required under federal law to make periodic cash payments to the multiemployer plans asserting claims against CNF, in an aggregate amount of up to the full amount of those claims. However, under federal law, the claims would initially be decided through arbitration and, upon a final decision by the arbitrator in favor of CNF, the plan trustees would be required to promptly refund those payments, with interest. While the length of time required to reach a final decision in any such arbitration cannot be predicted with certainty, CNF believes that such a decision could be reached within twelve to eighteen months from receipt of claims from the plans, although there can be no assurance in this regard.

CNF currently estimates that the net amount of the periodic payments (after deductibility for tax purposes) could range from $20 million to $25 million quarterly (based on certain assumptions), although the actual amount could be greater or less than this estimate. Based on CNF's current financial condition and management's projections of CNF's estimated future financial condition, cash flows and results of operations, as well as a number of other estimates and assumptions, CNF believes that it would have sufficient financial resources to make these periodic payments if it were required to do so. However, there can be no assurance in that regard, and accordingly any requirement to make these periodic payments could have a material adverse effect on CNF's cash flows.

As a result of the foregoing, there can be no assurance that matters relating to CFC and its bankruptcy proceedings will not have a material adverse effect on CNF's financial condition, cash flows or results of operations, or that these matters will not have consequences similar to those described above under "Restructuring Charges and Regulatory Matters," which in turn would likely have a material adverse effect on CNF's financial condition, cash flows and results of operations.

Other

CNF periodically reviews the funding status of its defined benefit pension plan for non-contractual employees, and makes contributions from time to time as necessary in order to comply with the funding requirements of the Employee Retirement Income Security Act. In the first nine months of 2002, CNF contributed $75.0 million in cash payments to the defined benefit pension plans. No additional payments are expected to be made in 2002. CNF currently estimates that it will contribute a total of approximately $75 million in cash in 2003. However, this estimate is subject to uncertainties and assumptions, including assumptions as to the rate of return on plan assets and the number of non-contractual employees, and the actual amount of CNF's cash contributions may differ. Except for cash payments of $75.0 million in 2002 and $13.1 million in 2001, CNF had not made any contributions to the defined benefit pension plans since 1995, due in part to the high rate of return realized on plan assets from 1996 through 2000.

In general, CNF expects its future liquidity to be affected by the timing and amount of cash flows related to pension plan funding requirements, restructuring charge reserves, payments in repayment of long-term debt and guarantees, capital and operating leases and the preferred securities of a subsidiary trust, some of which are discussed above and in Note 4 to the Consolidated Financial Statements, "Restructuring Charges," and Note 8 to the Consolidated Financial Statements, "Preferred Securities of Subsidiary Trust."

CNF's ratio of total debt to capital decreased to 40.7% at September 30, 2002 from 43.4% at December 31, 2001 due primarily to net income and the repayment of debt and capital lease obligations in the first nine months of 2002.

Discontinued Operations

As described above under "Results of Operations-Discontinued Operations," cash flows from the Priority Mail operations have been segregated and classified as net cash flows from discontinued operations in the Statements of Consolidated Cash Flows. As described in Note 2 to the Consolidated Financial Statements, "Discontinued Operations," EWA received payments in

2002 and 2001 from the USPS related to the discontinued Priority Mail operations

In January 2001, EWA received a $60.0 million provisional payment toward reimbursable termination costs, as provided under the Termination Agreement signed by EWA and the USPS in November 2000. In September 2001, EWA received a $305.0 million payment from the USPS, including $235.0 million to settle all non-termination claims under the Priority Mail contract.

In July 2002, EWA received a $6.0 million payment from the USPS, in addition to the $60.0 million provisional payment in January 2001. The additional $6.0 million payment fully settled EWA's Priority Mail contract termination costs.


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

CNF is subject to the effect of interest rate fluctuations in the fair value of its long-term debt and capital lease obligations, as summarized in Notes 5 and 6 to the Consolidated Financial Statements included in CNF's 2001 Annual Report to Shareholders. As described in Note 9 to the Consolidated Financial Statements, "Derivative Instruments and Hedging Activities," CNF uses interest rate swaps to mitigate the impact of interest rate volatility on cash flows related to operating lease payments and on the fair value of its fixed-rate long-term debt. At September 30, 2002, CNF had not entered into any derivative contracts to hedge foreign currency exchange exposure.

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

Accounting Standards

Effective January 1, 2002, CNF adopted SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to an annual fourth-quarter impairment test. Pursuant to SFAS 142, CNF has evaluated whether its goodwill is impaired and has determined that, as of January 1, 2002, CNF was not required to make an adjustment to the carrying value of the assets. Effective January 1, 2002, CNF ceased goodwill amortization associated with the Emery Forwarding segment. Prior to adoption of SFAS 142, CNF amortized goodwill of $2.6 million and $8.1 million, respectively, in the third quarter and first nine months of last year.

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

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146, once adopted, nullifies EITF Issue No. 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had allowed for recognition of the liability at the commitment date to an exit plan. CNF is in the process of evaluating the financial statement impact of adoption of SFAS 146.


FORWARD-LOOKING STATEMENTS
==========================

Certain statements included herein constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties, and should not be relied upon as predictions of future events. All statements other than statements of historical fact are forward-looking statements, including any projections of earnings, revenues, weight, yield, volumes, income or other financial or operating items, any statements of the plans, strategies, expectations or objectives of CNF or management for future operations or other future items, any statements concerning proposed new products or services, any statements regarding CNF's estimated future contributions to pension plans, any statements regarding expectations as to the early termination of aircraft leases or the costs thereof, any statements as to the adequacy of reserves, any statements regarding the outcome of any claims that may be brought against CNF by CFC's multi-employer pension plans or regarding the amount of any periodic cash payments that CNF may be required to make while those claims are pending or CNF's ability to make those periodic payments, any statements regarding future economic conditions or performance, any statements of estimates or belief and any statements or assumptions underlying the foregoing. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative of those terms or other variations of those terms or comparable terminology or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data and methods that may be incorrect or imprecise and there can be no assurance that they will be realized. In that regard, the following factors, among others and in addition to the matters discussed elsewhere in this document and in CNF's 2001 Annual Report on Form 10-K and other reports and documents filed by CNF with the Securities and Exchange Commission, could cause actual results and other matters to differ materially from those discussed in such forward-looking statements:
changes in general business and economic conditions, including the slowdown in the global economy; the creditworthiness of CNF's customers and their ability to pay for services rendered; increasing competition and pricing pressure; changes in fuel prices; the effects of the cessation of EWA's air carrier operations, including the expense of using aircraft operated by other air carriers in Emery's North American operations while also bearing the cash costs of EWA's remaining grounded aircraft fleet, the possibility of cash payments in connection with the early termination of or defaults under aircraft leases, the possibility of additional unusual charges and other costs and expenses relating to Emery's operations, the possibility of defaults under aircraft leases, and the possibility of future loss of business due to publicity surrounding the grounding of EWA's fleet of aircraft; the possibility of defaults under CNF's $385 million credit agreement and other debt instruments and aircraft leases, including defaults resulting from additional unusual charges or from any costs or expenses that CNF may incur in connection with CFC's bankruptcy proceedings or any claims that may be asserted by CFC's multi-employer pension plans or CNF's failure to perform in accordance with management's expectations, and the possibility that CNF may be required to pledge collateral to secure some of its indebtedness or to repay other indebtedness in the event that the ratings assigned to its long-term senior debt by credit rating agencies are reduced; the requirement that EWA surrender its air carrier certificate no later than December 4, 2002, which could potentially result in defaults under some of EWA's aircraft leases; uncertainties regarding EWA's ability to recover termination costs and other claims relating to the termination of its former Express Mail contract with the USPS; labor matters, including the grievance by furloughed pilots and crewmembers, renegotiations of labor contracts, labor organizing activities, work stoppages or strikes; enforcement of and changes in governmental regulations; environmental and tax matters; the Department of Transportation, FAA and Department of Justice investigation relating to Emery Worldwide's handling of hazardous materials; the February 2000 crash of an EWA aircraft and related investigation and litigation; and matters relating to CNF's 1996 spin-off of Consolidated Freightways, including the possibility that CFC's multi-employer pension plans may assert claims against CNF and that CNF may be required to make periodic cash payments while those claims are pending. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows, or results of operations See Note 10 to the Consolidated Financial Statements, "Commitments and Contingencies" and "Management's Discussion of Financial Condition and Results of Operations-Liquidity and Capital Resources" included elsewhere herein.


ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. CNF's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of CNF's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, CNF's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to CNF (including its consolidated subsidiaries) required to be included in CNF's reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in CNF's internal controls or in other factors that could significantly affect these internal controls.

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

The Department of Transportation, through its Office of Inspector General, and the FAA have been conducting an investigation relating to the handling of so-called hazardous materials by Emery. The Department of Justice has joined in the investigation and has been seeking to obtain additional information through the grand jury process. The investigation is ongoing and Emery is cooperating fully. CNF is unable to predict the outcome of this investigation or when the outcome will be reached.
EWA has received subpoenas issued by federal grand juries in Massachusetts and the District of Columbia and the USPS Inspector General for documents relating to the Priority Mail contract. EWA has provided, and is continuing to provide, the documents.

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

As a result of EWA's suspension of its air carrier operations on August 13, 2001, EWA furloughed approximately 400 pilots and crewmembers. Those pilots and crewmembers are represented by the Air Line Pilots Association (ALPA) union under a collective bargaining agreement and ALPA filed a grievance on their behalf protesting the furlough. The grievance sought pay during the course of the suspension, and was subject to arbitration. In October 2002, the arbitrator ruled in favor of EWA, holding that EWA was excused from compliance with the "no-furlough" provision of the collective bargaining agreement, and holding that pilots and crewmembers were entitled only to two weeks' severance pay.

On December 5, 2001, EWA announced that it would cease operating as an air carrier, and in connection therewith terminated the employment of all pilots and crewmembers, bringing the total number of terminated employees in 2001 to 800. Subsequently, ALPA filed a grievance on behalf of the pilots and crewmembers protesting the cessation of EWA's air carrier operations and Emery's use of other air carriers. Some aspects of the ALPA matters may be subject to binding arbitration. Based on CNF's current evaluation, management believes that it has addressed its estimated exposure related to the ALPA matters. However, CNF cannot predict with certainty the ultimate outcome of these matters.

EWA, EAFC, Menlo Worldwide, CNF and certain individuals have been named as defendants in a lawsuit filed in state court in California by approximately 60 former EWA pilots and crewmembers. The lawsuit includes claims for wrongful termination and intentional interference with an economic relationship in connection with the suspension and subsequent cessation of EWA's air carrier operations, and seeks $500 million and certain other unspecified damages. The lawsuit was subsequently removed to federal district court in California. CNF believes that the lawsuit's claims are without merit, and intends to vigorously defend the lawsuit.

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

As described in Note 10 to the Consolidated Financial Statements,
"Commitments and Contingencies," CNF is subject to certain legal and administrative proceedings with the FAA. There can be no assurance that these proceedings will not have a material adverse effect on CNF's financial condition, cash flows, or results of operations.




ITEM 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             99.1 [a] Computation of Ratios of Earnings to Fixed Charges - For the six months ended September 30, 2002 and 2001, the ratios of earnings to fixed charges were 2.8x and -4.2x, respectively.

                  [b] Computation of Ratios of Earnings to Combined Fixed Charges - For the six months ended September 30, 2002 and 2001, the ratios of earnings to combined fixed charges and preferred stock dividends were 2.7x and -3.9x, respectively.

              99.2     Certification by the Chief Executive Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002

              99.3     Certification by the Chief Financial Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002

        (b)  Reports on Form 8-K

             One report on Form 8-K, dated August 12, 2002, was filed during the quarter ended September 30, 2002, reporting under
             Item 9 the announcement that CNF submitted to the Securities and Exchange Commission the Statements under Oath of the principal executive officer and principal financial officer in accordance with the SEC's June 27, 2002 Order requiring the filing of sworn statements pursuant to Section 21(a)(1) of the Securities and Exchange Act of 1934.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company (Registrant) has duly caused this Form 10-Q Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CNF Inc.
                                         (Registrant)

November 12, 2002                        /s/Chutta Ratnathicam
                                         ---------------------
                                         Chutta Ratnathicam
                                         Senior Vice President and
                                         Chief Financial Officer

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
           PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Gregory L. Quesnel, certify that:

  1.  I have reviewed this quarterly report on Form 10-Q of CNF Inc.;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


            November 12, 2002                  /s/Gregory L. Quesnel
                                               ---------------------
                                               Gregory L. Quesnel
                                               Chief Executive Officer

I, Chutta Ratnathicam, certify that:

  1.  I have reviewed this quarterly report on Form 10-Q of CNF Inc.;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


            November 12, 2002                  /s/Chutta Ratnathicam
                                               ---------------------
                                               Chutta Ratnathicam
                                               Chief Financial Officer