Form 10-K
period 2002-12-31
CNF INC
filed 2003-03-24
CIK 23675

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number 1-5046

CNF INC.

Incorporated in the State of Delaware

I.R.S. Employer Identification No. 94-1444798

3240 Hillview Avenue, Palo Alto, California 94304

Telephone Number (650) 494-2900

Securities Registered Pursuant to Section 12(b) of the Act:

New York Stock Exchange
Common Stock ($.625 par value)	Pacific Exchange
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities Registered Pursuant to Section 12(g) of the Act:

8 7/8% Notes Due 2010

7.35% Notes Due 2005

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒  No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Aggregate market value of voting stock held by persons other than Directors, Officers and those shareholders holding more than 5% of the outstanding voting stock, based upon the closing price per share Composite Tape on June 30, 2002: $1,302,584,450.

Number of shares of Common Stock outstanding as of February 28, 2003: 49,517,951

DOCUMENTS INCORPORATED BY REFERENCE

Part III

Proxy Statement dated March 24, 2003 (only those portions referenced specifically herein are incorporated in this Form 10-K).

CNF INC.

FORM 10-K

Year Ended December 31, 2002

CNF INC.

FORM 10-K

Year Ended December 31, 2002

PART I

ITEM 1.    BUSINESS

Legal Organization

CNF Inc. and its subsidiaries provide supply chain management services for commercial and industrial shipments by land, air and sea throughout North America and the world. CNF Inc. was incorporated in Delaware in 1958, and in 2001, changed its name from CNF Transportation Inc. to CNF Inc.

At December 31, 2002, CNF Inc. owned 100% of the capital stock of Con-Way Transportation Services, Inc.; Con-Way NOW, Inc.; Con-Way Logistics, Inc.; Con-Way Air Express, Inc.; Menlo Worldwide, LLC; Emery Worldwide Airlines, Inc. and other less significant wholly-owned subsidiaries, and a majority ownership interest in the Vector SCM joint venture with General Motors. In connection with events described below, CNF in December 2001 formed Menlo Worldwide, LLC. In December 2002, CNF Inc. transferred 100% of the capital stock of Emery Air Freight Corporation, Menlo Worldwide Expedite!, Inc., and Menlo Logistics, Inc. (also known as Menlo Worldwide Logistics) to Menlo Worldwide, LLC.

Hereinafter, all references to CNF, “the Company,” “we,” “us,” and “our” and all similar references mean CNF Inc. and its subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Reporting Segments

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that segment information be presented in the manner in which components are organized for making operating decisions, assessing performance and allocating resources, which may be different than the manner in which components are organized for legal purposes, as described above. Accordingly, for financial purposes, CNF is divided into five reporting segments. The Menlo Worldwide group of businesses, which was formed effective in 2002, represents the collective operating results of the separate Emery Forwarding (formerly Emery Worldwide), Menlo Worldwide Logistics and Menlo Worldwide Other reporting segments.

Con-Way Transportation Services reporting segment (Con-Way).    Includes the combined operating results of Con-Way Transportation Services, Inc. and its subsidiaries and affiliated companies. Con-Way provides regional next-day, second-day and deferred less-than-truckload (LTL) freight trucking throughout the U.S., Canada, and Mexico, as well as expedited transportation, air freight forwarding, contract logistics and warehousing, and truckload brokerage services.

Emery Forwarding reporting segment (Emery or Emery Forwarding).    Includes the combined operating results of Emery Air Freight Corporation and its subsidiaries (EAFC), Menlo Worldwide Expedite!, Inc. (formerly Emery Expedite! Inc.) and a portion of the operations of Emery Worldwide Airlines, Inc. (EWA), which ceased air carrier operations in December 2001. Emery Forwarding provides time-definite domestic and international air freight and ocean forwarding services, customs brokerage, and other trade services.

In February 2003, Emery Forwarding announced a plan to change its name to Menlo Worldwide Forwarding. The name change, which is expected to be phased in over the rest of 2003, is intended to unite services offered by the Menlo Worldwide group of businesses under a single brand identity.

Menlo Worldwide Logistics reporting segment (formerly Menlo Logistics).    Includes the operating results of Menlo Worldwide Logistics and its subsidiaries. Menlo Worldwide Logistics develops integrated contract logistics solutions, including the management of complex distribution networks and supply chain engineering and consulting.

Menlo Worldwide Other reporting segment.    Includes the operating results of Vector SCM, a joint venture owned by CNF, Inc. and General Motors (“GM”) that serves as the lead logistics manager worldwide for GM. Although CNF owns a majority equity interest in Vector, the operating results of Vector are reported as an equity-method investment based on GM’s ability to control certain operating decisions.

CNF Other reporting segment.    Includes the operating results of Road Systems, Inc., a trailer manufacturer, and certain corporate activities.

For financial information concerning CNF’s geographic and reporting segment operating results, refer to Item 8, “Financial Statements and Supplementary Data,” under Note 15, “Segment Reporting.”

On its website, www.cnf.com, CNF makes available (free of charge) its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. None of the information on CNF’s website shall be deemed to be a part of this report.

Con-Way Transportation Services

Con-Way Regional Carriers

Con-Way’s primary business units are regional LTL motor carriers that operate regional trucking networks that serve core geographic territories with time-definite service, primarily next-day and second-day, to manufacturing, industrial, commercial and retail business-to-business customers. The regional carriers in 2002 accounted for 96.2% of Con-Way’s revenue and include Con-Way Western Express (CWX), which serves 13 Western states, including Hawaii and Alaska, with service into Mexico; Con-Way Central Express (CCX), which serves 25 central and eastern states; Con-Way Southern Express (CSE), which serves 12 southeastern states, the District of Columbia and Puerto Rico; and Con-Way Canada Express, which serves 9 Canadian provinces.

Con-Way offers service in all 50 states and to some major cities in Canada and Mexico by fully linking its regional carriers. This linked service, which Con-Way refers to as joint service, allows the regional carriers to provide freight delivery between their separate core territories utilizing existing infrastructure, as well as facilitating service into regions on routes that would not otherwise be served.

Typically, LTL carriers transport freight along scheduled routes from multiple shippers to multiple consignees utilizing a network of service centers together with fleets of line-haul and pickup and delivery tractors and trailers. Freight is picked up from customers by local drivers and consolidated for shipment at a service center. The freight is then loaded into trailers and transferred by line-haul drivers to the service center providing service to the delivery area. At the local service center, the freight is transferred to local trailers and delivered to its destination by local drivers.

In July 2002, Con-Way announced an expansion of its next-day and second-day LTL service with Extended Service Lanes (ESL), which utilizes special sleeper-team operations to replace two-day service with next-day service in a large number of markets as well as expand the coverage of second-day service. Also in 2002, Con-Way announced new services under the “Value Zone” brand, including Con-Way Deferred, a shipping option to move transcontinental shipments for price-sensitive customers, and Con-Way Full Load, a full truckload brokerage operation. Truckload carriers generally transport freight along irregular routes from single shippers to single consignees, without the necessity of a network of terminals, using fleets of line-haul sleeper tractors and trailers.

Con-Way NOW, Con-Way Logistics and Con-Way Air Express

Con-Way NOW specializes in time-definite shipments, such as replacement parts, medical equipment and other urgent shipments, where expedited delivery is critical. Con-Way NOW has delivery service in 48 states and parts of Canada.

In 1998, Con-Way created Con-Way Logistics to provide logistics solutions to customers. Con-Way Logistics offers integrated supply chain services for shippers, using its own warehouses, transportation provided by other ground and air carriers as well as Con-Way’s regional carriers, and alliances with leading supply chain software firms to offer solutions to fit its customers’ needs.

In May 2001, Con-Way opened Con-Way Air Express (CAX), an air freight forwarder that arranges freight shipments using transportation provided by other operators, including commercial airlines, dedicated air operators and drayage companies. Through an agency network and connections with other Con-Way components, CAX provides full coverage in the United States and Puerto Rico.

Prior to the sale of most of its assets in August 2000, Con-Way Truckload Services was a full-service, multi-modal truckload company that provided door-to-door delivery of truckload shipments.

Con-Way—Competitive Conditions

The trucking, logistics, and air freight forwarding industries are intensely competitive. Principal competitors of Con-Way include regional and national LTL companies. Competition in the trucking industry is based on freight rates, service, reliability, transit times and scope of operations.

Menlo Worldwide

Effective January 1, 2002, CNF combined its Emery Forwarding, Menlo Worldwide Logistics and Vector SCM units to form Menlo Worldwide, a new business that provides a full range of logistics services from a single source. The formation of Menlo Worldwide was intended to address a trend among companies to outsource the management of increasingly complex supply chain and logistics services in order to lower costs, reduce inventories, and increase speed, flexibility and efficiency. The Menlo Worldwide companies were aligned to meet this demand by combining their air and ocean freight forwarding competencies, extensive proprietary information systems and full range of value added supply chain management services including transportation, warehouse, inventory management and customs clearance on a global scale. In order to deliver customer-specific solutions using bundled forwarding and logistics services, Menlo Worldwide formed a sales team in which the Menlo Worldwide sales staff market all global services provided by any of the Menlo Worldwide companies.

Menlo Worldwide—Emery Forwarding

Emery Forwarding provides expedited and deferred domestic and international air freight services, ocean container services, and customs brokerage. As described below under “Emery Forwarding—International,” and “Emery Forwarding—North America,” Emery utilizes primarily commercial airlines for the transportation of its customers’ freight in international markets and, for the transportation of freight within North America, Emery relies primarily upon third-party air freight carriers and its own dedicated ground transportation network.

Restructuring Plan

Prior to the restructuring described in the following paragraph, Emery provided air freight services in North America using owned and leased aircraft operated by EWA and, to a lesser extent, owned and leased aircraft operated by third parties. EWA, a separate subsidiary of CNF, is included in the Emery Forwarding reporting segment except for EWA’s previous operations under the now-terminated Priority Mail contract with the U.S. Postal Service (USPS), which are reported separately as discontinued operations.

In June 2001, Emery began an operational restructuring to align it with management’s estimates of future business prospects for domestic heavy air freight and address changes in market conditions, which deteriorated due primarily to a slowing domestic economy and loss of EWA’s contracts with the USPS to transport Express Mail and Priority Mail. The $340.5 million second-quarter restructuring charge in 2001 consisted primarily of non-cash impairment charges and estimated future cash expenditures related primarily to the return to lessors of certain aircraft leased to EWA. Based on issues identified during inspections conducted by the Federal Aviation Administration (FAA), on August 13, 2001, EWA was required to suspend its air carrier operations as part of an interim settlement agreement with the FAA. As a result, EWA furloughed approximately 400 pilots and crewmembers and Emery made arrangements to continue its service to customers by utilizing aircraft operated by several other air carriers. Primarily in response to the FAA action and a worsening global economic downturn, Emery re-evaluated its restructuring plan. On December 5, 2001, CNF announced that Emery in 2002 would become part of CNF’s new Menlo Worldwide group of supply chain services providers and in North America would utilize aircraft operated by other air carriers instead of EWA operating its own fleet of aircraft, and that EWA would permanently cease air carrier operations. In connection with the revised restructuring plan, in the fourth quarter of 2001 Emery recognized additional restructuring charges of $311.7 million for the planned disposal of leased aircraft, cessation of EWA’s remaining operations, employee separation costs for 157 of Emery’s non-pilot employees, and other costs.

For further discussion of FAA actions and other regulatory matters, including the suspension of EWA’s air carrier operations on August 13, 2001 and the surrender of EWA’s air carrier certificate on December 4, 2002, refer to “—Regulation—Air Transportation.”

For further discussion of Emery’s 2001 restructuring plan, refer to “Results of Operations—Menlo Worldwide—Emery Forwarding—Restructuring Charges” under Item 7, “Management’s Discussion and Analysis.” For cumulative activity related to Emery’s 2001 restructuring plan, refer to Note 3, “Restructuring Charges,” under Item 8, “Financial Statements and Supplementary Data.”

For further discussion of Emery’s terminated Express Mail contract with the USPS, refer to “Results of Operations—Menlo Worldwide—Emery Forwarding—Express Mail Contract,” under Item 7, “Management’s Discussion and Analysis.” For a discussion of Emery’s terminated Priority Mail contract with the USPS, refer to “Results of Operations—Discontinued Operations—Priority Mail Contract,” under Item 7, “Management’s Discussion and Analysis.”

Emery Forwarding—International

Internationally, Emery provides air and ocean freight transportation services using primarily commercial airlines and ocean carriers. International business, which comprises shipments that either originate or terminate outside of the United States, is marketed and managed internationally through Emery’s network of foreign subsidiaries, branches and agents. As an international air freight forwarder, Emery procures shipments from its customers, determines the routing, consolidates shipments bound for a particular airport distribution point, and selects the airline for transportation to the distribution point. At the distribution point, Emery or its agent arranges for the consolidated lot to be broken down into its component shipments and for the transportation of the individual shipments to their final destinations.

Emery’s expansion plans have been focused on international operations due to the expectation of greater opportunities in an expanding worldwide economy and the generally lower capital requirements of its international operations, which requires less infrastructure than the North American operations. For 2002, international airfreight revenue, including fuel surcharges, was $1.07 billion or 63.1% of Emery’s total airfreight revenue.

Emery Forwarding—North America

Emery in North America utilizes aircraft operated by third-party air carriers. Emery’s air freight shipments are primarily transported on aircraft owned or leased by third-party air carriers; however, a portion is also transported by an independent air carrier operating aircraft that are owned or leased by EWA, as described below in Item 2, “Properties” under “Menlo Worldwide—Emery Forwarding.” The duration of Emery’s agreements with the third-party air carriers, which range from one week to approximately two years, is intended to provide Emery with the flexibility to adjust its fleet size to meet changes in demand due to seasonality or market conditions.

Emery’s hub-and-spoke system is centered at the Dayton, Ohio International Airport, where its leased air cargo facility (the Hub) and related support facilities are located. The Hub handles a wide variety of shipments, ranging from small packages to heavyweight cargo. While Emery’s freight system is designed to handle parcels, packages and shipments of a variety of sizes and weights, its air freight operations are focused primarily on heavy air freight (defined as shipments of 70 pounds or more). In addition to the Hub, Emery operates nine regional hubs, strategically located around the United States, and a system of service centers and sales offices.

Other Business Units

Emery has established several variable-cost-based business units to enhance the range of services it can offer to its customers. Menlo Worldwide Expedite! is a rapid-response freight-handling subsidiary that provides door-to-door delivery of shipments in North America and overseas. Menlo Worldwide Trade Services (formerly Emery Customs Brokerage) provides full-service customs clearance regardless of mode or carrier. Prior to 2002, the operating results of Emery Global Logistics were included in the Emery Forwarding reporting segment. In connection with the formation of Menlo Worldwide effective January 1, 2002, the North American and International logistics activities of Emery Global Logistics were integrated with Menlo Worldwide Logistics; as a result, the related operating results in 2002 were reported in the Menlo Worldwide Logistics reporting segment and prior-year results were reported in the Emery Forwarding reporting segment.

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

Menlo Worldwide—Menlo Worldwide Logistics

Menlo Worldwide Logistics specializes in developing and managing complex national and global supply and distribution networks, including transportation management, dedicated contract warehousing and dedicated contract carriage. Transportation management refers to the management of third-party transportation providers for customers’ inbound/outbound supply chain needs through the use of state-of-the-art logistics management systems (LMS) to consolidate, book and track shipments. Contract warehousing refers to the optimization of warehouse operations for customers using technology and warehouse management systems (WMS) to reduce inventory carrying costs and supply chain cycle times. For several customers, contract-warehousing operations include light assembly or kitting operations, where manuals, cords or other parts are packed with the finished goods prior to distribution. Menlo Worldwide Logistics’ ability to link these systems with its customers’ internal enterprise resource planning (ERP) systems is intended to provide customers with improved visibility to their supply chains. Contract carriage, which in 2002 continued to represent a declining proportion of revenue, refers to the management of a dedicated transportation fleet for a single customer.

Menlo Worldwide Logistics believes that three industry trends have contributed to its revenue growth. First, a number of businesses are increasingly evaluating their overall logistics costs, including transportation, warehousing and inventory carrying costs. Second, outsourcing of non-core services, such as distribution, has become more commonplace with many businesses. Finally, the ability to access information through computer networks has increased the value of capturing real-time logistics information to track inventories, shipments and deliveries. Menlo Worldwide Logistics believes that its ability to provide solutions to intricate distribution issues for large companies with complex supply chains has helped Menlo Worldwide Logistics to secure new projects and expand services for existing customers.

At December 31, 2002, Menlo Worldwide Logistics’ client base included 40 companies, many of which are Fortune 200 businesses. Three customers, each of whose long-term unsecured debt securities have a Standard & Poor’s investment-grade credit rating (BBB+ or better), collectively accounted for 41.6% of the revenue reported for the Menlo Worldwide Logistics reporting segment in 2002. Although no single Menlo customer accounted for more than 3.8% of the 2002 consolidated revenue of CNF and its subsidiaries, the loss of significant revenue from any of Menlo Worldwide Logistics’ major customers by termination of the customer relationship for any reason, including the business failure of the customer, could hurt Menlo Worldwide Logistics’ results of operations. Menlo Worldwide Logistics generally seeks to mitigate risks related to the termination of a customer relationship, for reasons other than the business failure of a customer, by requiring that any facility or major equipment lease that it enters into on behalf of a customer must be assumed by the customer upon termination of the contract with Menlo Worldwide Logistics.

Compensation from Menlo Worldwide Logistics’ customers takes different forms, including cost-plus, gain-sharing, transaction, fixed-dollar and consulting fees. In most cases, customers reimburse Menlo Worldwide Logistics’ customer-specific start-up and development costs.

Competition

Menlo Worldwide Logistics operates in the intensely competitive third-party logistics industry. Competition for larger projects is generally based on the ability to rapidly implement technology-based transportation and logistics solutions. Competitors in the logistics industry are numerous and include domestic and foreign logistics companies and the logistics arms of integrated transportation companies; however, Menlo Worldwide Logistics primarily competes against a limited number of major competitors that have resources sufficient to provide services under large logistics contracts.

Menlo Worldwide Other

In December 2000, General Motors (GM) and CNF formed a joint venture company called Vector SCM (supply chain management). CNF’s portion of the operating results of Vector SCM (Vector) is reported in the Menlo Worldwide Other reporting segment. Vector was established to reduce GM’s supply chain costs and improve GM’s supply chain management by bringing increased speed, flexibility and reliability to GM’s global supply chain, including shipment of parts to manufacturing plants and its vehicles to dealers. With more dependable deliveries, GM’s goal is to build a vehicle to schedule when necessary and deliver that vehicle as promised to the consumer within a shortened cycle time.

Vector provides logistics services through the development and implementation of technology and physical infrastructure to provide end-to-end visibility and management of the progression of products and materials through GM’s supply chain. Under the terms of the joint venture agreement, the transition of GM’s logistics services and management to Vector SCM is planned to substantially occur over the three-year period from 2001 through 2003. In the first full contract year, logistics services in North America included a redesign of processes related to inbound production materials, vehicle distribution and visibility, premium transportation, international export/import and rail operations monitoring. In 2002, Vector continued the transition of the logistics services and management of GM’s North American logistics and created the framework to complete the transition process. Also in 2002, Vector accelerated the transition of the logistics management of global operations in GM’s three other regions.

Under the terms of the joint venture agreement, Vector shares in any savings realized by GM as a result of reductions in its supply chain costs. CNF owns a majority of the Vector joint venture; however, the operating results of Vector are reported in the Menlo Worldwide Other segment as an equity-method investment based on GM’s ability to control certain operating decisions. For further discussion, refer to Item 7, “Management’s Discussion and Analysis,” under “Results of Operations—Menlo Worldwide—Menlo Worldwide Other.”

CNF Other

In 2002 and 2001, the CNF Other reporting segment included the operating results of Road Systems, Inc. and certain corporate activities. A majority of the revenue from Road Systems was from sales to other CNF subsidiaries and, prior to its bankruptcy in September 2002, Consolidated Freightways Corporation. VantageParts, a distributor and remanufacturer of vehicle component parts and accessories for the heavy-duty truck and trailer industry, was also included in the CNF Other reporting segment until the sale of VantageParts’ assets in May 1999.

Discontinued Operations

Priority Mail Contract

On November 3, 2000, EWA and the USPS announced an agreement to terminate their contract for the transportation and sortation of Priority Mail (the “Priority Mail contract”). The Priority Mail contract was awarded to EWA in April 1997 and the contract was originally scheduled to terminate in the first quarter of 2002, subject to renewal options. Under separate agreements, the USPS agreed to reimburse EWA for Priority Mail contract termination costs and settle claims relating to the underpayment of amounts owed to EWA under the Priority Mail contract. As described under “Results of Operations—Discontinued Operations—Priority Mail Contract,” of Item 7, “Management’s Discussion and Analysis,” claims relating to amounts owed to EWA under the Priority Mail contract were settled in connection with payments from the USPS to EWA in 2002 and 2001.

Spin-Off of CFC

On December 2, 1996, CNF completed the spin-off of Consolidated Freightways Corporation (“CFC”) to CNF’s shareholders. Refer to Item 7, “Management’s Discussion and Analysis” under “Liquidity and Capital Resources—Discontinued Operations—Spin-Off of CFC” for a discussion of matters related to CFC’s filing for bankruptcy in September 2002.

General

Employees

At December 31, 2002, CNF’s operations had approximately 26,200 regular full-time employees. The approximate number of regular full-time employees by segment were as follows: Con-Way, 15,700; Emery Forwarding, 7,000; Menlo Worldwide Logistics, 1,900; Menlo Worldwide Other, 800; CNF Other, 800. The 800 employees included in the CNF Other segment consist primarily of executive, administrative and technology positions that support CNF’s operating subsidiaries.

Cyclicality and Seasonality

CNF’s businesses operate in industries that are affected directly by general economic conditions and seasonal fluctuations, both of which affect demand for transportation services. In the trucking and airfreight industries, for a typical year, the months of September and October usually have the highest business levels while the months of January and February usually have the lowest business levels.

Regulation

Air Transportation

Based on issues identified during inspections conducted by the FAA, on August 13, 2001, EWA was required to suspend its air carrier operations as part of an interim settlement agreement with the FAA. As a result, EWA furloughed approximately 400 pilots and crewmembers and Emery made arrangements to continue its service to customers without interruption by utilizing aircraft operated by several other air carriers.

In a final settlement agreement with the FAA entered into on September 17, 2001, EWA agreed to pay a $1 million civil penalty related to alleged operations, avionics, and maintenance irregularities. The final settlement agreement was first amended on December 4, 2001 as a result of CNF’s decision to terminate EWA’s air carrier operations, which was announced by CNF on December 5, 2001 in connection with Emery’s 2001 restructuring plan, as discussed more fully in “Results of Operations—Menlo Worldwide—Emery Forwarding—Restructuring Charges,” under Item 7, “Management’s Discussion and Analysis.”

Under the first amended settlement agreement, the FAA agreed not to take action to terminate EWA’s air carrier certificate until, at the earliest, May 15, 2002. The FAA agreed on May 13, 2002 to an extension of the certificate until December 4, 2002. EWA ultimately surrendered its air carrier certificate on December 4, 2002.

Emery is subject to certain FAA regulations pertaining to freight handling, including maintenance and upkeep of air cargo containers and safety. However, since Emery ceased air carrier operations effective August 13, 2001, it no longer is a certificated air carrier and is not subject to FAA aircraft-related safety regulations. Emery is responsible for FAA regulations pertaining to aircraft it owns but does not operate.

During recent years, operations at several airports have been subject to restrictions or curfews on arrivals or departures during certain nighttime hours designed to reduce or eliminate noise for surrounding residential areas. None of these restrictions has materially affected Emery’s operations. If such restrictions were to be imposed with respect to the airports at which Emery’s activities are centered (particularly Emery’s major Hub at the Dayton International Airport), and no alternative airports were available to serve the affected areas, there could be an adverse effect on Emery’s operations.

Ground Transportation

The motor carrier industry is subject to federal regulation by the Federal Motor Carrier Safety Administration (FMCSA) and the Surface Transportation Board (STB), both of which are units of the U.S. Department of Transportation (DOT). The FMCSA performs certain functions relating to such matters as motor carrier registration, cargo and liability insurance, extension of credit to motor carrier customers, and leasing of equipment by motor carriers from owner-operators but chiefly enforces comprehensive trucking safety regulations. The STB has authority to resolve certain types of pricing disputes and authorize certain types of intercarrier agreements.

At the state level, federal preemption of economic regulation does not prevent the states from regulating motor vehicle safety on their highways. In addition, federal law allows all states to impose insurance requirements on motor carriers conducting business within their borders, and empowers most states to require motor carriers conducting interstate operations through their territory to make annual filings verifying that they hold appropriate registrations from FMCSA. Motor carriers also must pay state fuel taxes and vehicle registration fees, which normally are apportioned on the basis of mileage operated in each state.

Environmental

CNF is subject to stringent laws and regulations that (i) govern activities or operations that may have adverse environmental effects such as discharges to air and water, as well as handling and disposal practices for solid and hazardous waste, and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous materials. In particular, under applicable environmental laws, CNF may be responsible for remediation of environmental conditions and may be subject to associated liabilities (including liabilities resulting from lawsuits brought by private litigants) relating to its operations and properties. Environmental liabilities relating to CNF’s properties may be imposed regardless of whether CNF leases or owns the properties in question and regardless of whether such environmental conditions were created by CNF or by a prior owner or tenant, and also may be imposed with respect to properties which CNF may have owned or leased in the past.

CNF’s operations involve the storage, handling and use of diesel and jet fuel and other hazardous substances. In particular, CNF is subject to stringent environmental laws and regulations dealing with underground fuel storage tanks and the transportation of hazardous materials. CNF has been designated a Potentially Responsible Party (PRP) by the EPA with respect to the disposal of hazardous substances at various sites. CNF expects that its share of the clean-up costs will not have a material adverse effect on CNF’s financial condition, cash flows, or results of operations.

Homeland Security

Since 2001, CNF has been subject to compliance with cargo security and transportation regulations issued by the Transportation Security Administration. Beginning in 2002, CNF has been subject to regulations issued by the Department of Homeland Security.

ITEM 2.    PROPERTIES

Con-Way Transportation Services

As of December 31, 2002, Con-Way’s regional carriers operated 339 freight service centers, of which 136 were owned and 203 were leased. The service centers, which are strategically located to cover the geographic areas served by Con-Way, represent physical buildings and real property with dock, office and/or shop space ranging in size from approximately 1,400 to 229,000 square feet. These facilities do not include meet-and-turn points, which generally represent small owned or leased real property with no physical structures. The total number of trucks, tractors and trailers utilized by the Con-Way regional carriers at December 31, 2002 was approximately 27,200.

Con-Way Logistics at December 31, 2002 leased 7 warehouses near Mira Loma, California; Chicago, Illinois (2); Atlanta, Georgia; Cranbury, New Jersey; Tigard, Oregon; and Dallas, Texas. The warehouses range in size from approximately 14,000 to 240,000 square feet.

As of December 31, 2002, Con-Way Air Express operated 13 leased warehouse and service center facilities ranging in size from 4,800 to 11,000 square feet.

Menlo Worldwide—Emery Forwarding

Emery’s hub system is centered at the Dayton, Ohio International Airport (the Hub), where its leased air cargo facility and related support facilities are located. The Hub, which encompasses approximately 800,000 square feet, was financed by industrial revenue bonds, of which $108 million in principal amount was outstanding as of December 31, 2002.

As of December 31, 2002, Emery operated 115 freight facilities in North America, including service centers and logistics warehouses, of which 11 were owned and 104 were leased. The freight service centers are strategically located to cover the geographic areas served by Emery. These facilities range in size from approximately 1,000 to 112,000 square feet of office, dock and/or shop space. At December 31, 2002, Emery operated 125 leased facilities in international locations, including service centers, logistics warehouses and office space. At December 31, 2002, Emery operated 1,430 trucks, tractors and trailers, as well as equipment provided by its agents.

As a result of the 2001 operational restructuring described in Item 7, “Management’s Discussion and Analysis” under “Menlo Worldwide—Emery Forwarding—Restructuring Charges,” only one aircraft of the 37-aircraft fleet that was grounded in connection with the Emery restructuring charge remained under lease as of February 28, 2003.

As described above in Item 1, “Business,” under “Menlo Worldwide—Emery Forwarding,” Emery in North America utilizes aircraft operated by third-party air carriers. Emery’s air freight shipments are primarily transported on aircraft owned or leased by third-party air carriers; however, a portion is also transported by an independent air carrier operating aircraft that are owned or leased by EWA. At December 31, 2002, Emery contracted with a third-party air carrier for the operation of 13 Boeing 727 aircraft, of which 10 were owned by EWA and 3 were leased by EWA. These aircraft owned and leased by EWA were not scheduled for disposal in connection with Emery’s 2001 restructuring plan.

As described in Item 7, “Management’s Discussion and Analysis,” under “Results of Operations—Menlo Worldwide—Emery Forwarding—Express Mail Contract,” the USPS terminated the Express Mail contract effective August 26, 2001. In connection with a settlement agreement, the USPS reimbursed EWA for aircraft and other termination costs but did not take possession of those aircraft. As a result, 20 aircraft owned by EWA and previously used in providing service under the Express Mail contract were grounded and remain in storage. Management intends to dispose of these aircraft, which, as of December 31, 2002, were reported at no book value based on management’s estimates of proceeds and costs related to disposition.

Menlo Worldwide—Menlo Worldwide Logistics

As of December 31, 2002, Menlo Worldwide Logistics operated 57 warehouses, of which 33 were leased by Menlo Worldwide Logistics and 24 were leased or owned by clients of Menlo Worldwide Logistics. The 33 facilities leased by Menlo Worldwide Logistics ranged in size from approximately 13,000 to 400,000 square feet.

At December 31, 2002, Menlo Worldwide Logistics owned and operated approximately 70 trucks, tractors and trailers.

CNF Other

Principal properties of the CNF Other segment included CNF’s leased executive offices in Palo Alto, California, and its Administrative and Technology (AdTech) Center in Portland, Oregon. As of December 31, 2002, CNF’s administrative and technology employees were located at three owned AdTech Center buildings comprising approximately 476,000 square feet.

ITEM 3.    LEGAL PROCEEDINGS

Certain legal proceedings of CNF are summarized in Item 8, “Financial Statements and Supplementary Data,” under Note 3, “Restructuring Charges,” and Note 14, “Commitments and Contingencies.” Environmental matters are discussed in Item 1, “Business” under “Regulation—Environmental.”

The Department of Transportation, through its Office of Inspector General, and the FAA have been conducting an investigation relating to the handling of so-called hazardous materials by Emery. The Department of Justice has joined in the investigation and has been seeking to obtain additional information through the grand jury process. The investigation is ongoing and Emery is cooperating fully. CNF is unable to predict the outcome of this investigation or when an outcome will be reached.

EWA has received subpoenas issued by federal grand juries in Massachusetts and the District of Columbia and the USPS Inspector General for documents relating to the Priority Mail contract. EWA has provided, and is continuing to provide, any documents requested.

On February 16, 2000, a DC-8 cargo aircraft operated by EWA personnel crashed shortly after take-off from Mather Field, near Sacramento, California. The crew of three was killed. The cause of the crash has not been conclusively determined. The National Transportation Safety Board (NTSB) is conducting an investigation. A NTSB hearing regarding the crash commenced on May 9 and 10, 2002, and is currently in recess. EWA is currently unable to predict the outcome of this investigation or the effect it may have on Emery or CNF. EAFC, EWA and CNF Inc. have been named as defendants in wrongful death lawsuits brought by the families of the three deceased crew members, seeking compensatory and punitive damages. EAFC, EWA and CNF Inc. also may be subject to other claims and proceedings relating to the crash, which could include other private lawsuits seeking monetary damages and governmental proceedings. Although EAFC, EWA and CNF Inc. maintain insurance that is intended to cover claims that may arise in connection with an airplane crash, there can be no assurance that the insurance will in fact be adequate to cover all possible types of claims. In particular, any claims for punitive damages or any sanctions resulting from possible governmental proceedings would not be covered by insurance.

As a result of EWA’s suspension of its air carrier operations on August 13, 2001, EWA furloughed approximately 400 pilots and crewmembers. Those pilots and crewmembers are represented by the Air Line Pilots Association (ALPA) union under a collective bargaining agreement and ALPA filed a grievance on their behalf protesting the furlough. The grievance sought pay during the course of the suspension, and was subject to arbitration. In October 2002, the arbitrator ruled in favor of EWA, holding that EWA was excused from compliance with the “no-furlough” provision of the collective bargaining agreement, and holding that pilots and crewmembers were entitled only to two weeks’ severance pay.

On December 5, 2001, CNF announced that EWA would cease operating as an air carrier, and in connection therewith terminated the employment of all pilots and crewmembers, bringing the total number of terminated employees in 2001 to 800. Subsequently, ALPA filed a grievance on behalf of the pilots and crewmembers protesting the cessation of EWA’s air carrier operations and Emery’s use of other air carriers. Some aspects of the ALPA matters may be subject to binding arbitration. Based on CNF’s current evaluation, management believes that it has addressed its estimated exposure related to the ALPA matters. However, CNF cannot predict with certainty the ultimate outcome of these matters.

EWA, EAFC, Menlo Worldwide, LLC, CNF Inc. and certain individuals have been named as defendants in a lawsuit filed in state court in California by approximately 140 former EWA pilots and crewmembers. The lawsuit includes claims for wrongful termination and intentional interference with an economic relationship in connection with the suspension and subsequent cessation of EWA’s air carrier operations, and seeks $500 million and certain other unspecified damages. The lawsuit was subsequently removed to federal district court in California. CNF believes that the lawsuit’s claims are without merit, and intends to vigorously defend the lawsuit.

EWA was named as a defendant in a lawsuit and arbitration proceeding brought by a subcontractor that operated aircraft under EWA’s former Express Mail contract with the USPS. The USPS terminated the Express Mail contract “for convenience” on August 26, 2001. The subcontractor sought damages in connection with such termination. In connection with a final settlement agreement with the USPS, as more fully discussed in Item 7, “Management’s Discussion and Analysis,” under “Results of Operations—Menlo Worldwide—Emery Forwarding—Express Mail Contract,” the subcontractor waived all outstanding judicial proceedings and claims against Emery.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

CNF did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

CNF’s common stock is listed for trading on the New York Stock Exchange and the Pacific Exchange under the symbol “CNF.”

See Item 8, “Financial Statements and Supplementary Data” under Note 16, “Quarterly Financial Data,” for the range of common stock prices and common stock dividends for each of the quarters in 2002 and 2001. At December 31, 2002, CNF had 8,131 common shareholders of record.

ITEM 6.    SELECTED FINANCIAL DATA

CNF Inc.

Five Year Financial Summary

(Dollars in thousands except per share data)	2002 (a)		2001 (a)		2000 (a)		1999		1998
SUMMARY OF OPERATIONS
Revenues
Con-Way Transportation Services	$2,011,477		$1,912,313		$2,044,896		$1,878,216		$1,683,991
Menlo Worldwide
Emery Forwarding	1,778,712		2,044,794		2,608,142		2,408,416		2,203,474
Menlo Worldwide Logistics	969,089		898,182		890,800		716,008		586,835

	2,747,801		2,942,976		3,498,942		3,124,424		2,790,309
CNF Other	2,841		7,442		28,539		34,661		56,386

Total Revenue	$4,762,119		$4,862,731		$5,572,377		$5,037,301		$4,530,686

Operating Income (Loss)
Con-Way Transportation Services	$147,154		$157,467		$227,312		$228,820		$206,945
Menlo Worldwide
Emery Forwarding	(11,980)		(790,345)		28,365		75,514		64,299
Menlo Worldwide Logistics	31,827		(15,818)		33,303		22,255		19,459
Menlo Worldwide Other	18,188		(9,415)		(560)		—		—

	38,035		(815,578)		61,108		97,769		83,758
CNF Other	(3,369)		(2,540)		1,546		27,649	(i)	3,216

Total Operating Income (Loss)	$181,820		$(660,651)		$289,966		$354,238		$293,919

Depreciation and amortization	$159,080		$195,397		$190,651		$164,876		$145,840
Interest expense	23,558		27,992		29,972		25,972		32,627
Income (Loss) from Continuing Operations Before Income Tax (Provision) Benefit	146,244	(d)	(695,933	)(g)	261,196	(h)	332,260	(j)	253,812
Income tax (provision) benefit	(32,035	)(e)	262,367		(109,880)		(144,752)		(112,756)
Net Income (Loss) from Continuing Operations (b)	105,959		(441,849)		143,055		179,290		132,887
Discontinued operations, net of tax (c)	—		—		—		2,966		(2,078)
Gain (Loss) from discontinuance, net of tax	(12,398	)(f)	38,975	(c)	(13,508	)(c)	—		—
Cumulative effect of accounting change, net of tax	—		—		(2,744)		—		—

Net Income (Loss) Applicable to Common Shareholders	$93,561		$(402,874)		$126,803		$182,256		$130,809

PER SHARE
Basic Income (Loss) from Continuing Operations	$2.16		$(9.06)		$2.95		$3.72		$2.79
Discontinued operations, net of tax (c)	—		—		—		0.06		(0.05)
Gain (Loss) from discontinuance, net of tax	(0.26	)(f)	0.80	(c)	(0.28	)(c)	—		—
Cumulative effect of accounting change, net of tax	—		—		(0.06)		—		—

Net Income (Loss) Applicable to Common Shareholders	$1.90		$(8.26)		$2.61		$3.78		$2.74

Diluted Income (Loss) from Continuing Operations	$1.96		$(9.06)		$2.65		$3.29		$2.49
Discontinued operations, net of tax (c)	—		—		—		0.06		(0.04)
Gain (Loss) from discontinuance, net of tax	(0.22	)(f)	0.80	(c)	(0.24	)(c)	—		—
Cumulative effect of accounting change, net of tax	—		—		(0.05)		—		—

Net Income (Loss) Applicable to Common Shareholders	$1.74		$(8.26)		$2.36		$3.35		$2.45

Common dividends	$0.40		$0.40		$0.40		$0.40		$0.40
Common shareholders’ equity	$13.43		$12.04		$20.90		$19.15		$15.48

STATISTICS
Total assets	$2,739,761		$2,990,020		$3,244,941		$3,059,334		$2,659,105
Long-term obligations	557,610		565,815		534,649		433,446		467,635
Preferred securities of subsidiary trust	125,000		125,000		125,000		125,000		125,000
Capital expenditures	84,838		192,125		235,221		324,604		217,725
Effective (tax) benefit rate	(21.9)%		37.7%		(42.1)%		(43.6)%		(44.4)%
Basic average shares	49,139,134		48,752,480		48,490,662		48,189,618		47,659,745
Market price range	$27.36-$38.28		$21.05-$39.88		$20.25-$34.75		$28.28-$45.52		$21.63-$49.94
Number of shareholders	8,131		8,561		8,802		9,520		9,870
Number of regular full-time employees	26,200		26,100		28,700		28,300		26,500

(a)	Amounts reported above include items that materially affect the comparability of the segment operating income. For a summary of these items in the three years ended December 31, 2002, refer to Note 15, “Segment Reporting—Unusual and/or Non-Recurring Items” of Item 8, “Financial Statements and Supplementary Data.” Other Items affecting comparability are described in the notes below.
(b)	Reduced by preferred stock dividends.
(c)	Includes the results of Priority Mail operations.
(d)	Includes a $4.6 million loss, $2.8 million after tax, ($0.05 per diluted share) from equity ventures.
(e)	Includes a $25.0 million ($0.44 per diluted share) reversal of accrued taxes related to the settlement with the IRS of aircraft maintenance issues.
(f)	Includes a $2.9 million net-of-tax gain ($0.05 per diluted share) on the final Priority Mail settlement and a $15.3 million net-of-tax loss ($0.27 per diluted share) from the business failure of CFC.
(g)	Includes a $5.3 million loss, $3.3 million after tax, ($0.07 per diluted share) from equity ventures.
(h)	Includes a $2.6 million net gain, $1.5 million after tax, ($0.03 per diluted share) from the sale of securities.
(i)	Includes a $16.5 million net gain, $9.3 million after tax, ($0.17 per diluted share) from a corporate legal settlement, and a $10.1 million net gain, $5.7 million after tax, ($0.10 per diluted share) from the sale of the assets of CNF's former wholesale parts and supplies distributor.
(j)	Includes a $9.6 million net gain, $5.4 million after tax, ($0.10 per diluted share) from the sale of securities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Results of Operations and Financial Condition (referred to as Management’s Discussion and Analysis) is intended to assist in the understanding and assessment of the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of CNF and its subsidiaries. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and accompanying notes, which include additional information about CNF’s significant accounting policies and practices and the transactions that underlie CNF’s financial results. These policies should be read in conjunction with the financial statements and related notes in Item 8, “Financial Statements and Supplementary Data.”

CNF Inc. is a management company of global supply chain services, specializing in the movement of freight through its principal businesses, which provide supply chain management services for commercial and industrial shipments by land, air and sea throughout North America and the world.

As used in Management’s Discussion and Analysis, all references to CNF, “the Company,” “we,” “us,” and “our” and all similar references mean CNF Inc. and its subsidiaries, unless otherwise expressly stated or the context otherwise requires.

RESULTS OF OPERATIONS

Net income available to common shareholders of $93.6 million ($1.74 per diluted share) in 2002 improved from a net loss applicable to common shareholders of $402.9 million ($8.26 per diluted share) in 2001. Continuing operations generated 2002 net income (after preferred dividends) of $106.0 million ($1.96 per diluted share) compared to a 2001 net loss of $441.8 million ($9.06 per diluted share). In 2000, net income available to common shareholders was $126.8 million ($2.36 per diluted share), primarily due to net income from continuing operations of $143.1 million ($2.65 per diluted share).

Discontinued operations resulted in an after-tax loss of $12.4 million ($0.22 per diluted share) in 2002, an after-tax gain of $39.0 million ($0.80 per diluted share) in 2001, and an after-tax loss of $13.5 million ($0.24 per diluted share) in 2000. Gains and losses from discontinued operations in all periods presented were due to the terminated Priority Mail contract with the U.S. Postal Service, which was fully settled in 2002, except for after-tax losses of $15.3 million recognized in 2002 upon the business failure of Consolidated Freightways Corporation (“CFC”) in September 2002 as described below under “Liquidity and Capital Resources—Discontinued Operations—Spin-Off of CFC.”

Continuing Operations

In 2002, net income from continuing operations (after preferred dividends) improved from the net loss from continuing operations in 2001 as CNF earned operating income of $181.8 million in 2002 compared to an operating loss of $660.7 million in 2001. Net income from continuing operations in 2002 benefited from the settlement of IRS matters, which resulted in a $25.0 million tax benefit in the third quarter of 2002 and reduced the effective tax rate in 2002. Operating income in 2002 was largely due to improved operating results from the Menlo Worldwide businesses and from the net effect of the unusual and/or nonrecurring items, summarized below, while the 2001 operating loss included $652.2 million of restructuring charges at Emery, a $47.5 million loss from the business failure of a Menlo Logistics’ customer, and the net adverse effect of $64.4 million of other unusual and/or nonrecurring items in 2001. Excluding these identified items, operating income in 2002 would have been $156.9 million compared to $103.4 million in 2001 due largely to a decline in the operating loss at Emery Forwarding, partially offset by higher incentive-based employee compensation and an increase in pension costs and other employee benefits expense at all reporting segments. Revenue of $4.76 billion in 2002 fell 2.1%

from $4.86 billion in 2001 due primarily to lower revenue at Emery Forwarding, partially offset by improved revenue from Con-Way Transportation Services and Menlo Worldwide Logistics.

The $441.8 million net loss from continuing operations in 2001 compared to net income from continuing operations of $143.1 million in 2000. In 2001, CNF reported a $660.7 million operating loss compared to operating income of $290.0 million in 2000. The 2001 operating loss reflected the net adverse effect of the restructuring charge, other unusual and/or non-recurring items, and a decline in revenue, which was due in part to weak global economic conditions and the September 11, 2001 terrorist attacks. Operating income in 2000 benefited from higher revenue in comparatively stronger economic conditions. The 12.7% decline in revenue to $4.86 billion in 2001 from $5.57 billion in 2000 was principally due to the comparatively weaker economic environment in 2001, which contributed to revenue declines at Con-Way and at Emery Forwarding, which reflected lower revenue from Emery Worldwide Airlines’ (“EWA”) Express Mail contract with the USPS that was terminated in 2001.

Other net expense in 2002 increased 0.8% from 2001 due largely to higher costs of obtaining letters of credit and declines in the cash-surrender value of corporate-owned life insurance policies, partially offset by lower interest expense on long-term debt. In April 2000, CNF entered into interest rate swaps that effectively converted long-term debt from fixed-rate to floating-rate until these swaps were terminated in December 2002, as more fully discussed under “Other Matters—Market Risk.” Other net expense in 2002 and 2001 included equity venture losses of $4.6 million and $5.3 million, respectively. Other net expense in 2001 increased 22.6% from 2000 due primarily to the $5.3 million equity venture loss in 2001 and a $2.6 million gain from the sale of securities in 2000.

CNF’s results of operations included various items that affected the year-to-year comparability of the reported operating income (loss) of its reporting segments that CNF has identified as being “unusual and/or non-recurring” in the three years ended December 31, 2002. All items summarized in the table below were identified as such by CNF’s management based in part on their materiality to the relevant reporting segment.

(Dollars in thousands)	Years ended December 31,
	2002	2001	2000
Con-Way Transportation Services—
Net gain (loss) from the sale of a property	$8,675	$—	$(5,459)
Menlo Worldwide—
Emery Forwarding—
Net gain from a payment under the Air Transportation Safety and System Stabilization Act	9,895	—	—
Loss from restructuring charges (Note 3)	—	(652,241)	—
Loss from a legal settlement on returned aircraft	—	(4,696)	—
Duplicate airhaul costs (Note 3)	—	(55,800)	—
Goodwill amortization (Note 1)	—	(10,210)	(10,864)
Express Mail operating income	—	6,324	28,245
Express Mail settlement	5,715	—	—
Loss from the termination of aircraft leases	—	—	(11,897)
Menlo Worldwide Logistics—
Net gain from early termination of a contract	1,850	—	—
Loss from the business failure of a customer	—	(47,454)	—
CNF Other—
Loss from the business failure of CFC	(3,595)	—	—
Net gain from the sale of a property	2,367	—	—

Reporting Segments

CNF’s principal businesses consist of Con-Way Transportation Services (Con-Way) and Menlo Worldwide. For financial reporting purposes, CNF is divided into five reporting segments. The operating results of Con-Way are reported as one reporting segment while Menlo Worldwide is divided into three reporting segments: Emery Forwarding, Menlo Worldwide Logistics, and Menlo Worldwide Other. Also, certain corporate activities and the results of Road Systems, a trailer manufacturer, are reported in the CNF Other reporting segment.

Con-Way Transportation Services

Revenue for Con-Way in 2002 rose 5.2% over 2001 to $2.01 billion due primarily to higher revenue from Con-Way’s regional carriers and from Con-Way’s asset-light businesses, as described below. Revenue per day from the regional carriers, including fuel surcharges, grew 3.5% from 2001 on a 2.5% improvement in revenue per hundredweight (yield) and a 1.0% increase in both total and less-than-truckload (“LTL”) weight per day (weight). Fourth-quarter regional-carrier revenue per day in 2002 increased 9.2% from 2001 as fourth-quarter yield increased 7.6% and total fourth-quarter weight rose 1.5%. Slightly higher weight in 2002 was aided in part by the bankruptcy of CFC in September 2002, but was adversely affected by the loss of a major customer in the first quarter of 2002. Yield in 2002 was adversely affected by lower fuel surcharges, but benefited from the aforementioned lost business of a major customer, which was partly replaced with higher-yielding freight. Continued growth of interregional joint services as a percentage of revenue also benefited yield in 2002, as these services typically command higher rates on longer lengths of haul. In 2002, Con-Way’s asset-light businesses, including Con-Way NOW (NOW), Con-Way Logistics (CLI), and Con-Way Air Express (CAX), increased revenue by $23.0 million over 2001 to $76.7 million. Con-Way defines “asset-light” businesses as those subsidiaries or affiliated companies that require a comparatively smaller capital investment than its less-than-truckload (LTL) operations. Operating income for Con-Way in 2002 declined 6.5% to $147.2 million. Excluding an $8.7 million net gain from the sale of an excess property in 2002, operating income declined 12.1% in 2002 due principally to a 10.9% increase in employee compensation (including incentive-based compensation) and benefits expense, partially offset by the higher revenue. Operating income in 2002 and 2001 included losses from CAX, which began operations in May 2001, and losses from CLI.

Con-Way’s revenue in 2001 fell 6.5% from 2000 to $1.91 billion due primarily to lower revenue from Con-Way’s regional carriers and from the closure in August 2000 of Con-Way Truckload Services, which accounted for revenue of $62.6 million in 2000. Con-Way’s regional carriers’ revenue per day, including fuel surcharges, fell 4.3% in 2001 on declines in total and LTL weight of 3.8% and 3.2%, respectively, with a 0.5% decrease in yield. Weight and yield in 2001 were adversely affected by weak global economic conditions in the U.S. Operating income of $157.5 million in 2001 was 30.7% lower than 2000 due primarily to a decline in revenue, a 10.5% increase in health and welfare costs, and operating losses from CAX. Con-Way’s operating income of $227.3 million in 2000 included a $5.5 million loss from the sale of certain assets of Con-Way Truckload Services. Operating losses from CAX adversely affected operating income in primarily the last half of 2001 while operating losses from CLI reduced operating income in both 2001 and 2000.

Menlo Worldwide

CNF formed the new Menlo Worldwide group of supply chain service providers effective January 1, 2002. For financial reporting purposes, the new Menlo Worldwide group is divided into three reporting segments: Emery Forwarding, Menlo Worldwide Logistics, and Menlo Worldwide Other. Vector SCM, a joint venture with General Motors, is reported in the Menlo Worldwide Other segment as an equity-method investment. In 2002, the Menlo Worldwide group of businesses reported revenue of $2.75 billion and operating income of $38.0 million.

Menlo Worldwide—Emery Forwarding

Operating Results

In 2002, Emery’s revenue was $1.78 billion, a 13.0% decline from 2001, due primarily to lower North American air freight revenue, essentially flat international air freight revenue, and the termination by the

U.S. Postal Service (USPS) of EWA’s contract to transport Express Mail, as described below under “—Express Mail Contract.” In 2001, Emery recognized revenue of $117.0 million from the Express Mail contract until termination of the contract effective August 26, 2001.

Emery’s average international air freight revenue per day (air freight revenue) in 2002, including fuel surcharges, was essentially unchanged from 2001 as a 2.7% improvement in average pounds per day (weight) was offset by a 2.9% decline in revenue per pound (yield). However, international air freight revenue in the last quarter of 2002 grew 17.8% from the last quarter of 2001 as fourth-quarter international weight and yield increased 12.2% and 2.0%, respectively. Growth in international weight in 2002 was attributable in part to improved business levels in international markets served by Emery, particularly in Asia, and, to a lesser extent, from labor-related disruption of ports in the western U.S., which temporarily diverted some international freight from ocean vessels to air carriers. International weight in 2001 reflects lost revenue from the terrorist incident described below under “—Terrorist Attacks.” International yields in 2002 were negatively affected by a decline in fuel surcharges from 2001. North American airfreight revenue, including fuel surcharges, fell 16.7% in 2002 on a 6.8% decline in North American weight and a 10.6% drop in yield. However, the decline in the fourth quarter of 2002 was less acute than the full-year decline, as fourth-quarter North American airfreight revenue in 2002 fell 5.7% from the same quarter of 2001 on a 10.2% decrease in yield and a 5.0% increase in weight. North American weight in 2002 was negatively impacted by comparatively weaker U.S. economic conditions, a reduction in the number of aircraft routes and domestic markets served by Emery, and a loss of business to ground transportation providers, while 2001 was adversely affected by lost business from the September 11, 2001 terrorist attacks. Lower yield in 2002 was due in part to Emery’s efforts to increase second-day and economy service, which contributed to a higher percentage of lower-yield service offerings, and to lower fuel surcharges.

Emery’s operating loss in 2002 improved to $12.0 million from $790.3 million in 2001. Emery’s operating loss in 2002 included a $5.7 million net gain from final settlement of the Express Mail contract and a $9.9 million net gain from a payment under the Air Transportation Safety and System Stabilization Act. Emery’s operating loss in 2001 included restructuring charges of $652.2 million and other unusual and/or nonrecurring items, as detailed above in “Results of Operations—Continuing Operations,” which collectively resulted in a net negative impact of $64.4 million on Emery’s 2001 operating results. Excluding the identified unusual and/or nonrecurring items, Emery’s operating loss would have been $27.6 million in 2002 compared to a $73.7 million operating loss in 2001, due primarily to lower airhaul costs, a 16.7% decline in employee compensation and benefits expense and a decline in depreciation, aircraft rentals and aircraft-related expenses.

In 2001, Emery’s revenue fell 21.6% to $2.04 billion, due primarily to lower North American and international airfreight revenue and the termination of the Express Mail contract, effective August 26, 2001. In 2001, Emery recognized revenue of $117.0 million from the Express Mail contract compared to $229.1 million in 2000. Average international air freight revenue per day in 2001, including fuel surcharges, fell 13.2% from 2000 due to a 14.1% decline in weight, partially offset by a 1.1% improvement in yield. Average North American air freight revenue per day, including fuel surcharges, declined 28.4% as a 30.8% drop in weight offset a 3.6% improvement in yield. International and North American weight declines in 2001 were largely attributable to weak global economic conditions that reduced business activity in Emery’s international and domestic markets and from revenue declines resulting from the September 11, 2001 terrorist attacks. North American weight in 2001 was also adversely affected by loss of business to ground transportation providers and a reduction in the number of aircraft flown and domestic markets served by Emery.

Emery’s $790.3 million operating loss in 2001 reflects $652.2 million of restructuring charges and other unusual and/or nonrecurring items, which collectively resulted in a net negative impact of $64.4 million, as detailed above in “Results of Operations—Continuing Operations.” Emery’s operating income of $28.4 million in 2000 included an $11.9 million unusual loss from the termination of aircraft leases and full-year operating income from the Express Mail contract terminated effective August 26, 2001. Excluding the identified unusual and/or nonrecurring items, Emery would have had an operating loss of $73.7 million in 2001 compared to operating income of $22.9 million in 2000, due primarily to lower revenue in 2001.

Restructuring Charges

In June 2001, Emery began an operational restructuring to align it with management’s estimates of future business prospects for domestic heavy air freight and address changes in market conditions, which deteriorated due primarily to a slowing domestic economy and loss of EWA’s contracts with the USPS to transport Express Mail and Priority Mail. The $340.5 million second-quarter restructuring charge in 2001 consisted primarily of non-cash impairment charges and estimated future cash expenditures related primarily to the return to lessors of certain aircraft leased to EWA. Based on issues identified during inspections conducted by the Federal Aviation Administration (FAA), on August 13, 2001, EWA was required to suspend its air carrier operations as part of an interim settlement agreement with the FAA. As a result, EWA furloughed approximately 400 pilots and crewmembers and Emery made arrangements to continue its service to customers by utilizing aircraft operated by several other air carriers. Primarily in response to the FAA action and a worsening global economic downturn, Emery re-evaluated its restructuring plan. On December 5, 2001, CNF announced that Emery in 2002 would become part of CNF’s new Menlo Worldwide group of supply chain services providers and in North America would utilize aircraft operated by other air carriers instead of EWA operating its own fleet of aircraft, and that EWA would permanently cease air carrier operations. In connection with the revised restructuring plan, in the fourth quarter of 2001 Emery recognized additional restructuring charges of $311.7 million for the planned disposal of leased aircraft, cessation of EWA’s remaining operations, employee separation costs for 157 of Emery’s non-pilot employees, and other costs.

In connection with CNF’s announcement of the cessation of EWA’s air carrier operations on December 5, 2001, EWA terminated the employment of all of its pilots and crewmembers, bringing the total number of terminated employees in 2001 to 800. Those pilots and crewmembers are represented by the Air Line Pilots Association (ALPA) union under a collective bargaining agreement. Subsequently, ALPA filed a grievance on behalf of the pilots and crewmembers protesting the cessation of EWA’s air carrier operations and Emery’s use of other air carriers. Some aspects of the ALPA matters may be subject to binding arbitration. Based on CNF’s current evaluation, management believes that it has addressed its estimated exposure related to the ALPA matters. However, there can be no assurance in this regard as CNF cannot predict with certainty the ultimate outcome of these matters.

Following the fourth-quarter restructuring charge in 2001, Emery’s cash flows have reflected the cost of having other air carriers provide service to Emery’s North American customers as well as lease payments and other costs associated with Emery’s remaining fleet of grounded aircraft; however, Emery’s operating expenses have reflected the cost of aircraft operated by other carriers but have not included scheduled rental payments and return costs relating to EWA’s grounded aircraft, as these costs were accrued in connection with the restructuring charges.

As described above, the suspension of EWA’s air carrier operations on August 13, 2001 was a requirement of an interim settlement agreement with the FAA. Under amendments to the settlement agreement with the FAA, EWA’s air carrier certificate was terminated on December 4, 2002. For a detailed discussion of the settlement agreement and related FAA matters, refer to “Regulation—Air Transportation,” under Item 1, “Business.”

In 2002, Emery paid $302.6 million for aircraft leases and return costs, including $288.5 million for the costs of terminating aircraft leases and returning leased aircraft in connection with the 2001 restructuring charges and $14.1 million for other aircraft costs, including payments on aircraft leased by EWA and operated by an independent third-party air carrier. In February 2003, Emery negotiated the early return of 4 additional aircraft, which in 2003 will result in an estimated $24 million reduction of related restructuring reserves. As a result, only one aircraft of the 37-aircraft fleet that was grounded in connection with Emery’s restructuring charges remained under lease as of February 28, 2003.

The restructuring charges recognized by Emery during 2001 reflect CNF’s estimate of the costs of terminating EWA’s air carrier operations and restructuring Emery’s business and related matters. CNF believes that the estimate is adequate to cover these costs based on information currently available and assumptions management believes are reasonable under the circumstances. However, there can be no assurance that actual costs will not differ from this estimate, and that difference would be recognized as additional expense or income in the period when and if that determination can be made.

Refer to Item 8, “Financial Statements and Supplementary Data,” under Note 3, “Restructuring Charges,” for the cumulative activity related to Emery’s 2001 restructuring plan.

Terrorist Attacks

Emery’s operating results in 2001 were adversely affected by the terrorist attacks on September 11, 2001. Contractors providing air carrier service to Emery were grounded on September 11 and 12 and did not resume service until the evening of September 13.

In response to the terrorist attacks, the U.S. Congress passed the Air Transportation Safety and System Stabilization Act (the “Act”), a $15 billion emergency economic assistance package intended to mitigate financial losses in the air carrier industry. The legislation provides for $5 billion in direct loss reimbursement and $10 billion in federal loan guarantees and credits, expands war risk insurance coverage for air carriers, and provides some government assistance for short-term increases in insurance premiums. In March 2002, Emery received an $11.9 million payment under the Act, resulting in the recognition of a $9.9 million first-quarter net gain in 2002. The payment made to Emery under the Act is subject to audit. Emery is seeking additional payments under the Act.

Emery is not able to accurately quantify how the events of September 11, or any subsequent terrorist activities, will affect the global economy, governmental regulation, the air transportation industry, Emery’s costs of providing airfreight services and the demand for Emery’s airfreight services. However, Emery believes that any additional security measures that may be required by future regulations could result in additional costs and could have an adverse effect on its operations and service, as described below under “Other Matters—Business Interruption.”

Express Mail Contract

Effective August 26, 2001, the USPS terminated “for convenience” a contract under which EWA transported Express Mail and other classes of mail for the USPS (the “Express Mail contract”). As described below under “Discontinued Operations,” EWA received a $70.0 million provisional payment from the USPS for termination costs and other claims related to the Express Mail contract on September 26, 2001. The $70.0 million provisional payment was included in Deferred Credits in CNF’s Consolidated Balance Sheets at December 31, 2001 pending settlement with the USPS, at which time it would be used to recover the remaining costs related to the Express Mail contract. Under a subsequent settlement agreement, the USPS on December 17, 2002 paid EWA an additional $5.0 million to settle EWA’s Express Mail contract termination costs, including the reimbursement of certain aircraft and other assets. As a result of the final $5.0 million settlement payment, Emery in December 2002 fully recovered the remaining Express Mail assets and recorded a $5.7 million net gain.

In 2001, Emery recognized revenue of $117.0 million from the transportation of mail under the Express Mail contract, compared to $229.1 million in 2000. Operating income from the Express Mail contract in 2001 was $6.3 million compared to $28.2 million in 2000.

Outlook

Under the new Menlo Worldwide group, management will continue Emery’s focus on increasing the revenue and operating margins of its variable-cost-based international operations. In North America, management will continue to position Emery as a freight forwarder utilizing aircraft operated by other carriers. As a result, management’s strategy is to implement a more flexible variable-cost-based operating structure in

North America to increase the proportion of revenue generated by second-day and deferred delivery services. Management will continue its efforts to reduce Emery’s costs by initiatives intended to reduce the cost structure of the North American service center and hub network and administrative costs.

Menlo Worldwide—Menlo Worldwide Logistics

Revenue of $969.1 million for Menlo Worldwide Logistics increased 7.9% over 2001 due largely to higher revenue recognized from carrier and warehouse management services, partially offset by lower revenue from contract carriage services. Operating income in 2002 of $31.8 million included a $1.9 million net gain from the early termination of a contract and improved from a $15.8 million operating loss in 2001, which resulted primarily from a $47.5 million loss from the business failure of a customer. Excluding these unusual and/or non-recurring items, operating income in 2002 would have been $30.0 million compared to $31.6 million in 2001, a decline of 5.2%. Operating income in 2002 benefited from higher revenues but was adversely affected by higher employee compensation (including incentive-based compensation) and benefits expense, which collectively rose 8.3% over 2001.

Menlo Worldwide Logistics’ revenue of $898.2 million in 2001 rose 0.8% over revenue of $890.8 million in 2000. Revenue in 2001 was adversely affected by weak global economic conditions. Menlo Worldwide Logistics incurred a $15.8 million operating loss in 2001 compared to operating income of $33.3 million in 2000, due principally to a $47.5 million loss from the business failure of a customer in 2001. Excluding the significant nonrecurring loss in 2001, Menlo Worldwide Logistics’ operating income would have been $31.6 million in 2001, a decrease of 5.0% from 2000, due primarily to a decline in the percentage of higher-margin consulting fees, partially offset by an increase in lower-margin transportation management services.

A portion of Menlo Worldwide Logistics’ revenue is attributable to logistics contracts for which Menlo Worldwide Logistics manages the transportation of freight but subcontracts the actual transportation and delivery of products to third parties. Menlo Worldwide Logistics refers to this as purchased transportation. Menlo Worldwide Logistics’ net revenue (revenue less purchased transportation) in 2002 was $286.6 million, compared to $268.5 million in 2001 and $265.6 million in 2000.

Menlo Worldwide—Menlo Worldwide Other

The Menlo Worldwide Other reporting segment includes the results of Vector SCM. Vector is a joint venture formed with General Motors (“GM”) in December 2000 to provide logistics services to GM. Although CNF owns a majority equity interest in Vector, the operating results of Vector are reported as an equity-method investment based on GM’s ability to control certain operating decisions.

CNF reported operating income from Vector of $18.2 million compared to an operating loss of $9.4 million in 2001, which was Vector’s first full year of operation. In one month of operation in 2000, CNF reported an operating loss from Vector of $0.6 million. Improved operating results from Vector in 2002 were due to implementation and acceptance of approved business cases (“ABC”). An ABC is a project, developed with and approved by GM, aimed at reducing costs, assuming operational responsibilities, and/or achievement of operational changes for GM in a particular service area or service areas.

CNF’s operating income in the first half of 2002 included substantially all of Vector’s net income for that period (rather than CNF’s pro rata portion of that net income), because CNF is contractually entitled to substantially all of Vector’s net income to the extent of Vector’s cumulative losses because, under the contract, all of Vector’s losses in prior periods were allocated to CNF. During the second quarter of 2002, CNF’s allocated cumulative losses from the Vector joint venture had been recouped through allocated net income. As a result, GM began sharing in Vector’s net income in the third quarter of 2002.

Under an agreement (“LLC Agreement”), GM has the right to purchase CNF’s membership interest in Vector (“Call Right”) and CNF has the right to require GM to purchase CNF’s membership interest in Vector

(“Put Right”). The Call Right and Put Right are exercisable at the sole discretion of GM and CNF, respectively. Exercise of the Call Right or Put Right would require GM to pay CNF for the full value of CNF’s membership interest in Vector, as determined by approved appraisers using a predetermined valuation formula, and as a result, would likely have a material effect on CNF’s financial condition, cash flows and results of operations.

CNF Other

The CNF Other segment includes the results of Road Systems and certain corporate activities. The $3.4 million operating loss in 2002 included a $3.6 million loss from the business failure of CFC and a $2.4 million net gain from the sale of excess corporate property. An operating loss of $2.5 million in 2001 and operating income of $1.5 million in 2000 included the collective operating results of Road Systems and various corporate activities.

Discontinued Operations

Priority Mail Contract

As a result of the termination of the Priority Mail contract, the results of operations and cash flows of the Priority Mail operations have been segregated and classified as discontinued operations. On November 3, 2000, EWA and the USPS announced an agreement (the “Termination Agreement”) to terminate their contract for the transportation and sortation of Priority Mail (the “Priority Mail contract”). As described below, all claims relating to amounts owed to EWA under the Priority Mail contract were fully settled in connection with payments from the USPS to EWA in 2002 and 2001.

Under the terms of the Termination Agreement, the USPS agreed to reimburse EWA for Priority Mail contract termination costs. On January 7, 2001, the USPS paid EWA $60.0 million toward the termination costs and on July 3, 2002, the USPS paid EWA $6.0 million to fully settle EWA’s Priority Mail contract termination costs, which resulted in a 2002 third-quarter gain from discontinuance of $2.9 million, net of $1.8 million of income taxes.

On September 26, 2001, EWA entered into an agreement with the USPS to settle claims relating to the underpayment of amounts owed to EWA under the Priority Mail contract with the USPS (the “Settlement Agreement”). Under the Settlement Agreement, EWA received a $235.0 million payment from the USPS on September 28, 2001 to settle all non-termination claims under the Priority Mail contract as well as a $70.0 million provisional payment for termination costs related to the separate Express Mail contract with the USPS. These claims were to recover costs of operating under the contract as well as profit and interest thereon. The Priority Mail Termination Agreement described above was unaffected by the Settlement Agreement. As a result of the payment under the Settlement Agreement, unbilled revenue under the contract was fully recovered and EWA in the third quarter of 2001 recognized a gain from discontinuance of $39.0 million, net of $24.9 million of income taxes. EWA in 2000 also recognized a $13.5 million loss, net of $8.6 million of income tax benefits, for estimates of non-reimbursable costs from discontinuance.

Refer to Item 8, “Financial Statements and Supplementary Data,” under Note 2, “Discontinued Operations—Priority Mail Contract,” for further discussion of the discontinued Priority Mail operations.

Spin-Off of CFC

As more fully discussed below under “Liquidity and Capital Resources—Discontinued Operations—Spin-off of CFC,” CNF recognized 2002 third-quarter and fourth-quarter losses from discontinuance of $13.0 million (net of $8.3 million of income taxes) and $2.3 million (net of $1.4 million of income taxes), respectively, in connection with the bankruptcy of CFC in September 2002.

LIQUIDITY AND CAPITAL RESOURCES

In 2002, cash and cash equivalents decreased by $130.4 million from December 31, 2001 to $270.4 million at December 31, 2002. Cash used in investing activities of $84.5 million and financing activities of $54.2 million were funded primarily with a reduction in cash, and to a lesser extent, cash from operations.

Operating activities in 2002 generated net cash of $4.8 million, a decline from $307.4 million of cash generated by operating activities in 2001, due primarily to restructuring-related aircraft lease payments and return costs described above under “Results of Operations—Menlo Worldwide—Emery Forwarding—Restructuring Charges.” Cash in 2002 was provided primarily by net income from continuing operations before non-cash items. “Non-cash items” in all years presented refers to depreciation, amortization, deferred income taxes, provision for uncollectible accounts, equity in earnings or losses of equity-method investments, non-cash gains and losses, and in 2001, also include the restructuring charges and loss from the business failure of a customer. Positive operating cash flows in 2002 were also provided by a $25.9 million increase in accrued liabilities, which consisted primarily of a $52.2 million increase in accrued incentive compensation, and $31.0 million received as partial payment in connection with the termination of interest rate swaps as more fully discussed below under “—Other Matters—Market Risk.” Cash outflows in 2002 consisted primarily of aircraft lease payments and return costs of $302.6 million and defined benefit pension plan funding payments of $76.2 million, as described below under “—Defined Benefit Pension Plan.” Cash from operating activities of $307.4 million in 2001 was largely due to net income from continuing operations before non-cash items, the collection of receivables, and an increase in deferred credits, which reflected receipt of a $70 million provisional payment from the USPS as described above in “Results of Operations—Menlo Worldwide—Emery Forwarding—Express Mail Contract.” Cash outflows in 2001 included primarily declines in accounts payable and accrued liabilities.

Investing activities in 2002 used $84.5 million of cash compared to $194.0 million used in 2001. Capital expenditures of $84.8 million in 2002 fell from $192.1 million in 2001 due primarily to an $84.0 million reduction at Con-Way and a $14.9 million reduction in Emery’s capital expenditures. In 2001, capital expenditures decreased by $43.1 million from 2000 due primarily to the net effect of a $44.2 million reduction at Emery, a $25.3 million reduction in corporate capital expenditures, which reflects the substantial completion in 2000 of a CNF corporate administration and technology facility, and an increase of $26.5 million at Con-Way, which was principally due to $79.4 million of cash spent for the planned periodic replacement of linehaul equipment. In 2000, Con-Way acquired the use of $66.7 million of equipment through operating lease agreements.

Financing activities in 2002 used cash of $54.2 million, due primarily to capital lease payments on aircraft and dividend payments, compared to net cash of $34.6 million used in financing activities in 2001. In 2000, financing activities provided cash of $32.4 million and reflected $197.5 million of net proceeds from the issuance of long-term debt, which in part was used to repay short-term and long-term borrowings outstanding under lines of credit.

CNF has a $385 million revolving credit facility that matures on July 3, 2006. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to $385 million. At December 31, 2002, no borrowings were outstanding under the facility and $244.1 million of letters of credit were outstanding, leaving $140.9 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions to borrowing. CNF had other uncommitted unsecured credit facilities totaling $91.3 million at December 31, 2002, which are available to support letters of credit, bank guarantees, and overdraft facilities; at that date, a total of $66.6 million was outstanding under these facilities. Of the total letters of credit outstanding at December 31, 2002, $236.8 million provided collateral for CNF workers’ compensation and vehicular self-insurance programs. See “Forward-Looking Statements” below and Item 8, “Financial Statements and Supplementary Data,” under Note 5, “Debt and Other Financing Arrangements,” for additional information concerning CNF’s $385 million credit facility and some of its other debt instruments, including certain rights and remedies available to the lenders.

IRS Matters

In August 2002, CNF entered into settlement agreements with the Internal Revenue Service (IRS), pursuant to which the parties settled issues related to the deductibility of aircraft maintenance costs for the years 1987 through 2000, and all other open issues under IRS examinations for the years 1987 through 1996. CNF reversed through tax provision the related tax liabilities previously recognized for this issue, resulting in a $25.0 million tax benefit in the third quarter of 2002. As a result of the settlement agreements, CNF was not required to make any additional payments to the IRS over and above a $93.4 million payment made in respect to these issues in 2000. Certain issues remain open for the years 1997 through 2000, but management does not believe that the resolution of those issues is likely to have a material adverse effect on CNF’s financial condition, cash flows or results of operations.

Discontinued Operations

Spin-Off of CFC

On December 2, 1996, CNF completed the spin-off of CFC to CNF’s shareholders. In connection with the spin-off of CFC, CNF agreed to indemnify certain states, insurance companies and sureties against the failure of CFC to pay certain workers’ compensation, tax and public liability claims that were pending as of September 30, 1996. In some cases, these indemnities are supported by letters of credit and surety bonds under which CNF is liable to the issuing bank or the surety company.

In September 2002, CFC filed for bankruptcy and ceased most U.S. operations. Following the commencement of its bankruptcy proceeding, CFC ceased making payments with respect to these workers’ compensation and public liability claims. CNF was required to take over payment of some of these claims, and expects that demands for payment will likely be made against it with respect to the remaining claims. CNF estimates the aggregate amount of all of these claims, plus other costs, to be $25.0 million. As a result, CNF accrued additional reserves in 2002, primarily in accrued claims costs in the Consolidated Balance Sheets, and recognized 2002 third-quarter and fourth-quarter losses from discontinuance of $13.0 million (net of $8.3 million of income taxes) and $2.3 million (net of $1.4 million of income taxes), respectively. CNF intends to seek reimbursement from CFC in its bankruptcy proceeding of amounts that CNF pays in respect of all of these claims, although there can be no assurance that CNF will be successful in recovering all or any portion of such payments.

In addition, CFC was, at the time of the spin-off, and remains a party to certain multiemployer pension plans covering some of its current and former employees. The cessation of its U.S. operations will result in CFC’s “complete withdrawal” (within the meaning of applicable federal law) from these multiemployer plans, at which point it will become obligated, under federal law, to pay its share of any unfunded vested benefits under those plans.

It is possible that the trustees of CFC’s multiemployer pension plans may assert claims that CNF is liable for amounts owing to the plans as a result of CFC’s withdrawal from those plans and, if so, there can be no assurance that those claims would not be material. CNF has received a request for information regarding the spin-off of CFC from representatives from some of the pension funds, and, in accordance with federal law, CNF is in the process of responding to that request. Under federal law, representatives of CFC’s multiemployer plans are entitled to request such information to assist them in determining whether they believe any basis exists for asserting a claim against CNF.

Based on advice of legal counsel and its knowledge of the facts, CNF believes that it would ultimately prevail if any such claims were made, although there can be no assurance in this regard. CNF believes that the amount of those claims, if asserted, would be material, and a judgment against CNF for all or a significant part of these claims would likely have a material adverse effect on CNF’s financial condition, cash flows and results of operations.

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

CNF currently estimates that the net amount of quarterly payments (after deductibility for tax purposes) could range from $20 million to $25 million (based on certain assumptions), although the actual amount could be greater or less than this estimate. Based on CNF’s current financial condition and management’s projections of CNF’s estimated future financial condition, cash flows and results of operations, as well as a number of other estimates and assumptions, CNF believes that it would have sufficient financial resources to make these periodic payments if it were required to do so. However, there can be no assurance in that regard, and accordingly any requirement to make these periodic payments could have a material adverse effect on CNF’s cash flows.

As a result of the foregoing, there can be no assurance that matters relating to CFC and its bankruptcy proceedings will not have a material adverse effect on CNF’s financial condition, cash flows or results of operations, including potentially triggering downgrades of debt instruments or events of default under credit agreements. See Note 5, “Debt and Other Financing Arrangements,” in Item 8, “Financial Statements and Supplementary Data.”

Priority Mail Contract

As described above under “Results of Operations—Discontinued Operations,” cash flows from the Priority Mail operations have been segregated and classified as net cash flows from discontinued operations in the Statements of Consolidated Cash Flows. As described in Item 8, “Financial Statements and Supplementary Data,” under Note 2, “Discontinued Operations,” EWA received payments in 2002 and 2001 from the USPS related to the discontinued Priority Mail operations.

In January 2001, EWA received a $60.0 million provisional payment toward reimbursable termination costs, as provided under the Termination Agreement signed by EWA and the USPS in November 2000. In September 2001, EWA received a $305.0 million payment from the USPS, including $235.0 million to settle all non-termination claims under the Priority Mail contract. In July 2002, EWA received a $6.0 million payment from the USPS, in addition to the $60.0 million provisional payment in January 2001. The additional $6.0 million payment fully settled EWA’s Priority Mail contract termination costs.

Defined Benefit Pension Plan

CNF periodically reviews the funding status of its defined benefit pension plan for non-contractual employees, and makes contributions from time to time as necessary in order to comply with the funding requirements of the Employee Retirement Income Security Act (“ERISA”). In 2002, CNF contributed $76.2 million in cash payments to the defined benefit pension plans. CNF currently estimates that it will contribute a total of approximately $75 million of cash in 2003. However, this estimate is subject to uncertainties and assumptions, including assumptions as to the rate of return on plan assets and the actual amount of CNF’s cash contributions may differ. Except for cash payments of $76.2 million in 2002 and $13.1 million in 2001, CNF had made no contributions to the defined benefit pension plans since 1995, due in part to the high rate of return realized on plan assets from 1996 through 2000.

Recent declines in the equity markets have caused the market value of the defined benefit pension plan assets to decrease. As a result, the accumulated benefit obligation (ABO) of CNF’s defined benefit pension plans exceeded the fair value of plan assets as of December 31, 2002. In accordance with accounting principles generally accepted in the United States, CNF recorded an additional minimum pension liability adjustment in 2002, which increased the accrued pension benefit cost for CNF’s qualified and non-qualified defined benefit pension plans by $45.8 million, increased the intangible pension asset by $6.7 million, and reduced shareholders’ equity by $19.5 million through a net-of-tax increase in accumulated other comprehensive loss. Funding of CNF’s defined benefit pension, as described above, is based on ERISA-defined measurements rather than the recognition and measurement criteria prescribed by accounting principles generally accepted in the United States, which resulted in the minimum pension liability adjustment. Future minimum pension liability adjustments, without sufficient levels of cash funding by CNF, would further reduce shareholders’ equity. As a result of the foregoing, there can be no assurance that matters related to CNF’s defined benefit pension plans will not have a material adverse effect on CNF’s financial condition, cash flows or results of operations, including potentially triggering downgrades of debt instruments or events of default under credit agreements.

The determination of the accrued pension benefit cost includes an unrecognized actuarial loss that results from the cumulative difference between estimated and actual values for the year-end projected pension benefit obligation and the fair value of plan assets. Under accounting principles generally accepted in the United States, any portion of the unrecognized actuarial loss or gain that exceeds ten percent of the greater of the projected benefit obligation or fair value of plan assets must be amortized as an expense over the average service period for employees, approximately thirteen years for CNF. Amortization of the unrecognized actuarial loss at December 31, 2002 will increase the annual pension benefit costs in 2003 by approximately $6 million.

See “Other Matters—Forward-Looking Statements” below, and Note 5, “Debt and Other Financing Arrangements,” and Note 11, “Benefit Plans,” in Item 8, “Financial Statements and Supplementary Data.”

Other

In general, CNF expects its future liquidity to be affected by the timing and amount of cash flows related to capital expenditures, pension plan funding requirements, restructuring charge reserves, repayment of long-term debt and guarantees, capital and operating leases and the preferred securities of a subsidiary trust. The following table summarizes CNF’s contractual cash obligations as of December 31, 2002. Certain of these contractual obligations are reflected in the Consolidated Balance Sheets while others are disclosed as future obligations under accounting principles generally accepted in the United States.

(Dollars in thousands)	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	Over 5 Years
Long-Term Debt and Guarantees	$420,668	$12,134	$126,734	$54,300	$227,500
Capital Lease Obligations	177,238	6,819	13,638	13,638	143,143
Operating Leases	298,984	93,793	118,891	55,032	31,268
Purchase Obligations	42,984	42,984	—	—	—

Total	$939,874	$155,730	$259,263	$122,970	$401,911

As presented above, cash obligations on long-term debt and guarantees represent principal payments while cash obligations for capital and operating leases represent the notional payments under the lease agreements, including anticipated future cash payments for interest on capital leases. For further discussion, see Item 8, “Financial Statements and Supplementary Data,” under Note 5, “Debt and Other Financing Arrangements,” Note 6, “Leases,” and Note 14, “Commitments and Contingencies.”

CNF’s ratio of total debt to capital decreased to 40.3% at December 31, 2002 from 43.1% at December 31, 2001 due primarily to net income and the repayment of debt and capital lease obligations in 2002.

Estimates and Critical Accounting Policies

CNF makes estimates and assumptions when preparing its financial statements in conformity with accounting principles generally accepted in the United States. These estimates and assumptions affect the amounts reported in the accompanying financial statements and notes thereto. Actual results could differ from those estimates. CNF’s most critical accounting policies upon which management bases estimates are those relating to self-insurance reserves, income taxes, restructuring reserves, defined benefit pension plan costs and goodwill and other intangible assets.

Self-Insurance Reserves

CNF uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for medical, casualty, liability, vehicular, cargo and workers’ compensation claims. Liabilities associated with the risks that are retained by CNF are estimated, in part, by considering historical claims experience, medical costs, demographic factors, severity factors and other assumptions. The estimated accruals for these liabilities could be significantly affected if actual costs differ from these assumptions and historical trends.

Income Taxes

In establishing its deferred income tax assets and liabilities, CNF makes judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to its operations. CNF records deferred tax assets and liabilities and periodically evaluates the need for valuation allowances to reduce deferred tax assets to realizable amounts. The likelihood of a material change in CNF’s expected realization of these assets is dependent on future taxable income, its ability to use foreign tax credit carryforwards and carrybacks, final U.S. and foreign tax settlements, and the effectiveness of its tax planning strategies in the various relevant jurisdictions. CNF is also subject to examination of its income tax returns for multiple years by the IRS and other tax authorities. CNF periodically assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision and related accruals for income taxes.

Restructuring Reserves

The restructuring charges recognized in 2001 were based on significant estimates and assumptions made by management. Refer to “Results of Operations—Menlo Worldwide—Emery Forwarding—Restructuring Charges” above for a description of some of the assumptions used and to Item 8, “Financial Statements and Supplementary Data,” under Note 3, “Restructuring Charges,” for the cumulative activity related to Emery’s 2001 restructuring plan.

Defined Benefit Pension Plan

CNF has a defined benefit pension plan that covers non-contractual employees in the United States. The amounts recognized as pension expense and the accrued pension benefit cost depend upon a number of assumptions and factors, the most significant being (i) the discount rate used to measure the present value of pension obligations and (ii) the assumed rate of return on plan assets. CNF adjusts its discount rate periodically to reflect market conditions, taking into account a number of factors including changes in high-quality corporate bond yields and the advice of its outside actuaries. For purposes of calculating its 2001 year-end accrued pension benefit cost, CNF used a 7.25% discount rate. This rate was also used to calculate the 2002 pension expense. Due to declines in market rates, CNF used a 6.75% discount rate for calculating its 2002 year-end accrued pension benefit cost and will also use that rate to calculate the 2003 pension expense. All other factors held constant, a 0.5% decline in the discount rate increases annual pension expense by approximately $4 million.

Rates of return on plan assets are also affected by economic conditions and market fluctuations. CNF’s assumed rate of return on plan assets is based on historic returns of the plan assets since inception of the plan. In

2002 and 2001, the assumed rate of return on plan assets was 9.5%. Recent declines in market returns have caused CNF to reduce its assumed rate of return for plan assets for 2003 to 9.0%. Using year-end plan asset values, a 0.5% decline in the assumed rate of return of plan assets increases annual pension expense by approximately $2 million.

Goodwill and Other Intangible Assets

Effective January 1, 2002, CNF adopted SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 specifies that goodwill and indefinite-lived intangible assets will no longer be amortized but instead will be subject to an annual impairment test. In accordance with the provisions of SFAS 142, CNF ceased goodwill amortization associated with the Emery Forwarding reporting segment. Prior to adoption of SFAS 142, CNF amortized goodwill of $10.2 million in 2001 and $10.9 million in 2000.

Based on an impairment test as of December 31, 2002, CNF was not required to record a charge for goodwill impairment. CNF will perform a fourth-quarter goodwill impairment test on an annual basis and between annual tests in certain circumstances. In assessing the recoverability of the goodwill, CNF must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, CNF may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could have a material adverse effect on CNF’s financial condition, cash flows or results of operations, including potentially triggering downgrades of debt instruments or events of default under credit agreements. See “Other Matters—Forward-Looking Statements” below and Note 5, “Debt and Other Financing Arrangements,” in Item 8, “Financial Statements and Supplementary Data.”

Other Matters

Market Risk

CNF is exposed to a variety of market risks, including the effects of interest rates, commodity prices, foreign currency exchange rates and credit risk. CNF enters into derivative financial instruments only in circumstances that warrant the hedge of an underlying asset, liability or future cash flow against exposure to some form of commodity, interest rate or currency-related risk. Additionally, the designated hedges should have high correlation to the underlying exposure such that fluctuations in the value of the derivatives offset reciprocal changes in the underlying exposure.

CNF is subject to the effect of interest rate fluctuations in the fair value of its long-term debt and capital lease obligations, as summarized in Item 8, “Financial Statements and Supplementary Data,” under Note 5, “Debt and Other Financing Arrangements,” and Note 6, “Leases.” The change in the fair value of CNF’s long-term debt and guarantees given a hypothetical 10% change in interest rates would be approximately $12 million at December 31, 2002.

At December 31, 2002, CNF held three interest rate swap derivatives that were initially entered into as cash flow hedges to mitigate the effects of interest rate volatility on floating-rate operating lease payments. At December 31, 2002, one of the three outstanding interest rate swap derivatives qualified for hedge accounting under SFAS 133. At December 31, 2002, the fair value of this interest rate swap designated as a cash flow hedge was reported as a liability of $0.6 million ($0.4 million after tax). In connection with the restructuring charges described above, EWA made payments in the fourth quarter of 2002 to settle its obligation to pay certain future floating-rate aircraft lease payments previously hedged with two of CNF’s interest rate swap derivatives. Consequently, at December 31, 2002, these interest rate swap derivatives did not qualify for hedge accounting under SFAS 133 and were therefore freestanding derivatives. The estimated fair value of these freestanding derivatives, which is based on converting $62.6 million of future notional payments from a floating rate to a fixed rate, was reported as a $3.9 million liability in Emery’s restructuring reserves as of December 31, 2002.

Until they are terminated, changes in the estimated fair value of these freestanding interest rate swap derivatives will be reported as non-operating income or expense.

Prior to their termination in December 2002, CNF had designated four interest rate swap derivatives as fair value hedges to mitigate the effects of interest rate volatility on the fair value of fixed-rate long-term debt. During 2002, the estimated fair value of these fair value hedges, prior to their termination, increased $19.3 million to $39.8 million, offsetting an equal increase to the carrying amount of the hedged fixed-rate long-term debt. In December 2002, CNF terminated these fair value hedges. Accordingly, CNF in December 2002 received cash of $31.0 million in settlement of three of the four interest rate swaps and recognized a receivable at December 31, 2002 for the fourth swap, which was terminated in December 2002 but was not settled with cash until January 2003. Prior to their termination, the fair value of these derivative instruments was included in Other Assets in the Consolidated Balance Sheets. Consistent with SFAS 133, the $39.8 million cumulative adjustment of the carrying amount of the long-term debt will be accreted to future earnings at the effective interest rate until the debt is extinguished, at which time any unamortized fair-value adjustment would be fully recognized in earnings. Absent the terminated fair value hedges, the long-term debt will cease to be adjusted for fluctuations in fair value attributable to changes in interest rate risk.

At December 31, 2002, CNF had not entered into any derivative contracts to hedge foreign currency exchange exposure.

Cyclicality and Seasonality

CNF’s businesses operate in industries that are affected directly by general economic conditions and seasonal fluctuations, both of which affect demand for transportation services. In the trucking and air freight industries, for a typical year, the months of September and October usually have the highest business levels while the months of January and February usually have the lowest business levels.

Business Interruption

Although the operations of CNF’s subsidiaries are largely decentralized, Emery Forwarding maintains a major hub operation at the Dayton International Airport in Dayton, Ohio. While CNF currently maintains property and business interruption insurance covering Emery Forwarding operations at the Dayton hub, its insurance policies contain limits for certain causes of loss, including but not limited to earthquake and flood. Such policies do not insure against property loss or business interruption resulting from a terrorist act. Accordingly, there can be no assurance that this insurance coverage will be sufficient. As a result, a major property loss or sustained interruption in the business operations at the Dayton hub, whether due to terrorist activities or otherwise, could have a material adverse effect on CNF’s financial condition, cash flows, and results of operations.

In addition, CNF and its subsidiaries rely on its Administrative and Technology (AdTech) Center in Portland, Oregon for the performance of shared administrative and technology services in the conduct of their business. CNF’s centralized computer facilities and its administrative and technology employees are located at the AdTech Center campus. Although CNF maintains backup systems and has disaster recovery processes and procedures in place, a sustained interruption in the operation of these facilities, whether due to terrorist activities, earthquakes, floods or otherwise, could have a material adverse effect on CNF’s financial condition, cash flows, and results of operations.

Since 2001, CNF has been subject to compliance with cargo security and transportation regulations issued by the Transportation Security Administration. Beginning in 2002, CNF has been subject to regulations issued by the Department of Homeland Security. CNF is not able to accurately predict how recent events will affect governmental regulation and the transportation industry. However, CNF believes that any additional security measures that may be required by future regulations could result in additional costs and could have an adverse effect on its operations and service.

Employees

Most of the workforce of CNF and its subsidiaries is not affiliated with labor unions. Consequently, CNF believes that the operations of its subsidiaries have significant advantages over comparable unionized competitors (particularly in the trucking industry) in providing reliable and cost-competitive customer services, including greater efficiency and flexibility. There can be no assurance that CNF subsidiaries will be able to maintain their current advantages over certain of their competitors.

Accounting Standards

In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations,” which will be effective for CNF on January 1, 2003. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. CNF will adopt SFAS 143 effective January 1, 2003 with no anticipated material impact.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146, once adopted, updates the guidance in EITF Issue No. 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had allowed for recognition of the liability at the commitment date to an exit plan. CNF will adopt SFAS 146 effective January 1, 2003 and apply the provisions of SFAS 146 to exit or disposal activities initiated after adoption.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS 148 amends the transition and disclosure provisions of SFAS 123. See Note 1, “Principal Accounting Policies,” of Item 8, “Financial Statements and Supplementary Data,” for pro forma disclosures required by SFAS 148. CNF is currently evaluating SFAS 148 to determine if it will adopt SFAS 123 to account for stock-based compensation using the fair value method and, if so, when to begin transition to that method.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). During the quarter ended December 31, 2002, CNF adopted the disclosure provisions of FIN 45, which require increased disclosure of guarantees, including those for which likelihood of payment is remote. FIN 45 also requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement provisions of FIN 45 are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. CNF is evaluating the effect of adopting FIN 45.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities: an Interpretation of ARB No. 51” (FIN 46). FIN 46 addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. CNF is evaluating the impact of adopting FIN 46.

Forward-Looking Statements

Certain statements included herein constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties, and should not be relied upon as predictions of future events. All statements other than statements of historical fact are forward-looking statements, including any projections of earnings, revenues, weight, yield, volumes, income or other financial or operating items, any statements of the plans, strategies, expectations or objectives of CNF or management for future operations or other future items, any statements concerning proposed new products or services, any statements regarding CNF’s estimated future contributions to pension plans, any statements regarding expectations as to the early termination of aircraft leases or the costs thereof, any statements as to the adequacy of reserves, any statements regarding the outcome of any claims that may be brought against CNF by CFC’s multi-employer pension plans or regarding the amount of any periodic cash payments that CNF may be required to make while those claims are pending or CNF’s ability to make those periodic payments, any statements regarding future economic conditions or performance, any statements regarding the outcome of legal and other claims and proceedings against CNF, any statements of estimates or belief and any statements or assumptions underlying the foregoing. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of those terms or other variations of those terms or comparable terminology or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data and methods that may be incorrect or imprecise and there can be no assurance that they will be realized. In that regard, the following factors, among others and in addition to the matters discussed elsewhere in this document and other reports and documents filed by CNF with the Securities and Exchange Commission, could cause actual results and other matters to differ materially from those discussed in such forward-looking statements: changes in general business and economic conditions, including the slowdown in the global economy; the creditworthiness of CNF’s customers and their ability to pay for services rendered; increasing competition and pricing pressure; changes in fuel prices; the effects of the cessation of EWA’s air carrier operations, the possibility of additional unusual charges and other costs and expenses relating to Emery’s operations, the possibility of defaults under CNF’s $385 million credit agreement and other debt instruments, including defaults resulting from additional unusual charges or from any costs or expenses that CNF may incur in connection with CFC’s bankruptcy proceedings or any claims that may be asserted by CFC’s multi-employer pension plans or CNF’s failure to perform in accordance with management’s expectations, or from any additional minimum pension liability adjustments that CNF may be required to record in respect of its defined benefit pension plan, and the possibility that CNF may be required to pledge collateral to secure some of its indebtedness or to repay other indebtedness in the event that the ratings assigned to its long-term senior debt by credit rating agencies are reduced; labor matters, including the grievance by furloughed pilots and crewmembers, renegotiations of labor contracts, labor organizing activities, work stoppages or strikes; enforcement of and changes in governmental regulations, including the effects of new regulations issued by the Department of Homeland Security; environmental and tax matters; the Department of Transportation, FAA and Department of Justice investigation relating to Emery’s handling of hazardous materials; the February 2000 crash of an EWA aircraft and related investigation and litigation; and matters relating to CNF’s 1996 spin-off of CFC, including the possibility that CFC’s multi-employer pension plans may assert claims against CNF and that CNF may be required to make periodic cash payments while those claims are pending; and matters relating to CNF’s defined benefit pension plans, including the possibility that CNF may be required to record additional minimum pension liability adjustments if the market value of plan assets declines further. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows, or results of operations. See Item 8, “Financial Statements and Supplementary Data,” under Note 14, “Commitments and Contingencies,” included elsewhere herein.

[This Page Intentionally Left Blank]

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CNF INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	December 31,
	2002	2001
Assets
Current Assets
Cash and cash equivalents	$270,404	$400,763
Trade accounts receivable, net (Note 1)	716,037	677,684
Other accounts receivable	129,535	56,860
Operating supplies, at lower of average cost or market	19,612	20,244
Prepaid expenses	43,885	46,948
Deferred income taxes (Note 7)	89,015	125,347

Total Current Assets	1,268,488	1,327,846

Property, Plant, and Equipment, at cost
Land	162,767	149,499
Buildings and leasehold improvements	769,536	739,197
Revenue equipment	609,631	618,329
Other equipment	377,110	411,546

	1,919,044	1,918,571
Accumulated depreciation and amortization	(903,690)	(848,042)

Net Property and Equipment	1,015,354	1,070,529

Other Assets
Deferred charges and other assets (Note 2)	133,411	224,605
Capitalized software, net	75,674	79,891
Goodwill, net (Note 1)	240,593	240,523
Deferred income taxes (Note 7)	6,241	46,626

	455,919	591,645

Total Assets	$2,739,761	$2,990,020

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CNF INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)	December 31,
	2002	2001
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$356,605	$338,730
Accrued liabilities (Note 4)	334,758	307,676
Income taxes payable (Note 7)	—	21,501
Accrued claims costs (Note 1)	141,632	126,981
Accrued aircraft leases and return provision (Note 3)	27,770	77,483
Current maturities of long-term debt and capital leases (Notes 5 and 6)	12,289	11,765

Total Current Liabilities	873,054	884,136
Long-Term Liabilities
Long-term debt and guarantees (Note 5)	447,234	436,055
Long-term obligations under capital leases (Note 6)	110,376	129,760
Accrued claims costs (Note 1)	128,447	122,273
Employee benefits (Note 11)	294,541	275,764
Other liabilities and deferred credits (Note 15)	37,941	120,858
Accrued aircraft leases and return provision (Note 3)	5,170	258,087

Total Liabilities	1,896,763	2,226,933

Commitments and Contingencies (Notes 5, 6 and 14)

Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Convertible Debentures of the Company (Note 8)	125,000	125,000
Shareholders’ Equity (Note 10)
Preferred stock, no par value; authorized 5,000,000 shares:
Series B, 8.5% cumulative, convertible, $.01 stated value; designated 1,100,000 shares; issued 784,007 and 805,895 shares, respectively	8	8
Additional paid-in capital, preferred stock	119,239	122,568
Deferred compensation, Thrift and Stock Plan (Note 12)	(65,723)	(73,320)

Total Preferred Shareholders’ Equity	53,524	49,256

Common stock, $.625 par value; authorized 100,000,000 shares; issued 56,046,790 and 55,559,909 shares, respectively	35,029	34,725
Additional paid-in capital, common stock	345,054	332,066
Retained earnings	506,816	432,918
Deferred compensation, restricted stock (Note 13)	(3,710)	(1,013)
Cost of repurchased common stock (6,563,868 and 6,669,393 shares, respectively)	(161,841)	(164,441)

	721,348	634,255
Accumulated Other Comprehensive Loss (Note 10)	(56,874)	(45,424)

Total Common Shareholders’ Equity	664,474	588,831

Total Shareholders’ Equity	717,998	638,087

Total Liabilities and Shareholders’ Equity	$2,739,761	$2,990,020

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CNF INC.

STATEMENTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands except per share data)	Years ended December 31,
	2002	2001	2000
Revenues	$4,762,119	$4,862,731	$5,572,377

Costs and Expenses
Operating expenses	3,979,137	4,224,023	4,611,079
General and administrative expenses	461,807	481,916	506,986
Depreciation	139,355	165,202	164,346
Restructuring charges (Note 3)	—	652,241	—

	4,580,299	5,523,382	5,282,411

Operating Income (Loss)	181,820	(660,651)	289,966

Other Income (Expense)
Investment income	5,557	3,981	2,373
Interest expense	(23,558)	(27,992)	(29,972)
Dividend requirement on preferred securities of subsidiary trust (Note 8)	(6,250)	(6,250)	(6,250)
Miscellaneous, net (Note 1)	(11,325)	(5,021)	5,079

	(35,576)	(35,282)	(28,770)

Income (Loss) from Continuing Operations Before Income Tax (Provision) Benefit	146,244	(695,933)	261,196
Income tax (provision) benefit (Note 7)	(32,035)	262,367	(109,880)

Income (Loss) from Continuing Operations Before Accounting Change	114,209	(433,566)	151,316

Gain (Loss) from discontinuance, net of tax (Note 2)	(12,398)	38,975	(13,508)
Cumulative effect of accounting change, net of tax (Note 1)	—	—	(2,744)

Net Income (Loss)	101,811	(394,591)	135,064
Preferred stock dividends	8,250	8,283	8,261

Net Income (Loss) Applicable to Common Shareholders	$93,561	$(402,874)	$126,803

Weighted-Average Common Shares Outstanding (Note 1)
Basic	49,139,134	48,752,480	48,490,662
Diluted	56,655,570	48,752,480	55,901,374
Earnings (Loss) Per Share (Note 1)
Basic
Income (Loss) from continuing operations	$2.16	$(9.06)	$2.95
Gain (Loss) from discontinuance, net of tax	(0.26)	0.80	(0.28)
Cumulative effect of accounting change, net of tax	—	—	(0.06)

Net Income (Loss) Applicable to Common Shareholders	$1.90	$(8.26)	$2.61

Diluted
Income (Loss) from continuing operations	$1.96	$(9.06)	$2.65
Gain (Loss) from discontinuance, net of tax	(0.22)	0.80	(0.24)
Cumulative effect of accounting change, net of tax	—	—	(0.05)

Net Income (Loss) Applicable to Common Shareholders	$1.74	$(8.26)	$2.36

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CNF INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(Dollars in thousands)	Years ended December 31,
	2002	2001	2000
Cash and Cash Equivalents, Beginning of Year	$400,763	$104,515	$146,263

Operating Activities
Net income (loss)	101,811	(394,591)	135,064
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (Gain) from discontinuance, net of tax	12,398	(38,975)	13,508
Cumulative effect of accounting change, net of tax	—	—	2,744
Restructuring charges	—	652,241	—
Loss from the business failure of a customer	—	47,454	—
Depreciation and amortization	159,080	195,397	190,651
Increase (Decrease) in deferred income taxes	105,313	(209,947)	47
Amortization of deferred compensation	8,607	7,402	7,356
Provision for uncollectible accounts	17,817	17,435	9,070
Equity in (earnings) losses of Vector	(18,188)	9,415	560
Loss (Gain) on sales of property and equipment, net	(11,348)	4,636	692
Loss from equity ventures and sale of assets of business, net	4,585	5,251	2,840
Changes in assets and liabilities:
Receivables	(116,737)	134,265	(131,694)
Prepaid expenses	3,063	353	(6,169)
Unamortized aircraft maintenance	—	12,776	(55,419)
Accounts payable	18,025	(81,963)	22,634
Accrued liabilities	25,940	(75,328)	(48,625)
Accrued claims costs	(475)	30,005	24,923
Income taxes	(21,501)	(59,787)	(49,761)
Employee benefits	(27,033)	21,763	31,936
Accrued aircraft leases and return provision	(302,630)	(8,333)	(940)
Deferred charges and credits	36,236	57,527	17,780
Other	9,823	(19,633)	(4,502)

Net Cash Provided by Operating Activities	4,786	307,363	162,695

Investing Activities
Capital expenditures	(84,838)	(192,125)	(235,221)
Software expenditures	(14,281)	(15,668)	(19,211)
Proceeds from investments and sale of assets of business	—	—	9,882
Proceeds from sales of property and equipment, net	14,614	13,833	10,441

Net Cash Used in Investing Activities	(84,505)	(193,960)	(234,109)

Financing Activities
Net proceeds from issuance of long-term debt	—	—	197,452
Repayments of long-term debt, guarantees and capital leases	(30,994)	(7,625)	(96,513)
Repayments of short-term borrowings, net	—	—	(40,000)
Proceeds from exercise of stock options	6,948	3,210	1,792
Payments of common dividends	(19,663)	(19,522)	(19,425)
Payments of preferred dividends	(10,484)	(10,709)	(10,903)

Net Cash Provided by (Used in) Financing Activities	(54,193)	(34,646)	32,403

Net Cash Provided by (Used in) Continuing Operations	(133,912)	78,757	(39,011)

Net Cash Provided by (Used in) Discontinued Operations	3,553	217,491	(2,737)

Increase (Decrease) in Cash and Cash Equivalents	(130,359)	296,248	(41,748)

Cash and Cash Equivalents, End of Year	$270,404	$400,763	$104,515

Supplemental Disclosure
Cash Paid (Refunded) for income taxes, net	$(3,779)	$13,555	$110,121

Cash Paid for interest, net of amounts capitalized	$23,552	$28,908	$32,806

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CNF INC.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

(Dollars in thousands except per share data)	Preferred Stock Series B		Common Stock		Additional Paid-in Capital	Deferred Compen- sation	Retained Earnings	Cost of Repur- chased Common Stock	Accumulated Other Compre- hensive Income (Loss)	Compre- hensive Income (Loss)
	Number of Shares	Amount	Number of Shares	Amount
Balance, December 31, 1999	840,407	$8	55,306,947	$34,567	$456,538	$(89,610)	$747,936	$(169,057)	$(12,434)
Net income (loss)	—	—	—	—	—	—	135,064	—	—	$135,064
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(19,339)	(19,339)
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	(4,046)	(4,046)

Comprehensive income	—	—	—	—	—	—	—	—	—	$111,679

Exercise of stock options including tax benefits of $281	—	—	115,732	72	2,001	—	—	—	—
Issuance of restricted stock, net of forfeitures	—	—	3,926	3	295	229	—	—	—
Issuance of employee stock awards	—	—	—	—	1	—	—	24	—
Recognition of deferred compensation	—	—	—	—	—	7,356	—	—	—
Repurchased common stock issued for conversion of preferred stock	(15,505)	—	—	—	(2,094)	—	—	2,094	—
Common dividends declared ($.40 per share)	—	—	—	—	—	—	(19,425)	—	—
Series B, Preferred dividends ($12.93 per share) net of tax benefits of $2,547	—	—	—	—	—	—	(8,261)	—	—

Balance, December 31, 2000	824,902	8	55,426,605	34,642	456,741	(82,025)	855,314	(166,939)	(35,819)
Net loss	—	—	—	—	—	—	(394,591)	—	—	$(394,591)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(5,404)	(5,404)
Cumulative effect of accounting change (Note 9)	—	—	—	—	—	—	—	—	3,005	3,005
Change in fair value of cash flow hedges	—	—	—	—	—	—	—	—	(4,548)	(4,548)
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	(2,658)	(2,658)

Comprehensive loss	—	—	—	—	—	—	—	—	—	$(404,196)

Exercise of stock options including tax benefits of $930	—	—	178,377	111	4,028	—	—	—	—
Issuance of restricted stock, net of forfeitures	—	—	(45,073)	(28)	(3,662)	3,690	—	—	—
Issuance of employee stock awards	—	—	—	—	6	—	—	19	—
Recognition of deferred compensation	—	—	—	—	—	4,002	—	—	—
Repurchased common stock issued for conversion of preferred stock	(19,007)	—	—	—	(2,479)	—	—	2,479	—
Common dividends declared ($.40 per share)	—	—	—	—	—	—	(19,522)	—	—
Series B, Preferred dividends ($12.93 per share) net of tax benefits of $2,323	—	—	—	—	—	—	(8,283)	—	—

Balance, December 31, 2001	805,895	8	55,559,909	34,725	454,634	(74,333)	432,918	(164,441)	(45,424)
Net income	—	—	—	—	—	—	101,811	—	—	$101,811
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	6,934	6,934
Change in fair value of cash flow hedges	—	—	—	—	—	—	—	—	1,149	1,149
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	(19,533)	(19,533)

Comprehensive income	—	—	—	—	—	—	—	—	—	$90,361

Exercise of stock options including tax benefits of $1,884	—	—	377,789	237	8,595	—	—	—	—
Issuance of restricted stock, net of forfeitures	—	—	109,092	67	3,640	(3,707)	—	—	—
Issuance of employee stock awards	—	—	—	—	7	—	—	17	—
Recognition of deferred compensation	—	—	—	—	—	8,607	—	—	—
Repurchased common stock issued for conversion of preferred stock	(21,888)	—	—	—	(2,583)	—	—	2,583	—
Common dividends declared ($.40 per share)	—	—	—	—	—	—	(19,663)	—	—
Series B, Preferred dividends ($12.93 per share) net of tax benefits of $2,081	—	—	—	—	—	—	(8,250)	—	—

Balance, December 31, 2002	784,007	$8	56,046,790	$35,029	$464,293	$(69,433)	$506,816	$(161,841)	$(56,874)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CNF INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Principal Accounting Policies

Basis of Presentation and Principles of Consolidation:    The consolidated financial statements include the accounts of CNF Inc. and its subsidiaries (the Company or CNF).

Organization:    CNF Inc. and its subsidiaries provide supply chain management services for commercial and industrial shipments by land, air and sea throughout North America and the world. CNF’s principal businesses consist of Con-Way Transportation Services (Con-Way) and Menlo Worldwide. However, for financial reporting purposes, CNF is divided into five reporting segments. The operating results of Con-Way are reported as one reporting segment while Menlo Worldwide is divided into three reporting segments: Emery Forwarding, Menlo Worldwide Logistics, and Menlo Worldwide Other. Also, certain corporate activities and the results of Road Systems, a trailer manufacturer, are reported in the separate CNF Other reporting segment.

Con-Way provides regional next-day, second-day and deferred less-than-truckload (LTL) freight trucking throughout the U.S., Canada, and Mexico, as well as expedited transportation, air freight forwarding and truckload brokerage services.

Menlo Worldwide, which was formed effective in 2002, includes the operating results of Emery Forwarding, Menlo Worldwide Logistics and the Menlo Worldwide Other reporting segments. Emery Forwarding provides time-definite domestic and international air freight and ocean forwarding services, customs brokerage, and other trade services. Menlo Worldwide Logistics develops integrated contract logistics solutions, including the management of complex distribution networks and supply chain engineering and consulting. The Menlo Worldwide Other reporting segment includes Vector SCM, a joint venture owned by CNF and General Motors that serves as the lead logistics manager worldwide for General Motors.

The CNF Other reporting segment includes the operating results of Road Systems, a trailer manufacturer, and certain CNF corporate activities.

For further discussion of CNF’s discontinued operations, including the terminated Priority Mail contract with the U.S. Postal Service (USPS) and the impact in 2002 from the 1996 spin-off of Consolidated Freightways Corporation (CFC), refer to Note 2, “Discontinued Operations.”

Estimates:    Management makes estimates and assumptions when preparing the financial statements in conformity with accounting principles generally accepted in the United States. These estimates and assumptions affect the amounts reported in the accompanying financial statements and notes thereto. Actual results could differ from those estimates.

Recognition of Revenues:    CNF recognizes revenue when services have been performed, persuasive evidence of an arrangement exists, the revenue amount is fixed or determinable and collectibility is probable. Effective January 1, 2000, CNF prospectively adopted a change in accounting method for recognition of its freight transportation revenue and now recognizes the allocation of freight transportation revenue between reporting periods based on relative transit time in each reporting period with expenses recognized as incurred. Previously, revenue for Con-Way and Emery was recognized when freight was received for shipment and the estimated costs of performing the transportation service were accrued. Revenue from contracts is recognized in accordance with contractual terms as services are provided.

Cash Equivalents:    Short-term interest-bearing instruments with maturities of three months or less at the date of purchase are considered cash equivalents.

Trade Accounts Receivable, Net:    Trade accounts receivable are net of allowances of $22,402,000 and $22,675,000 at December 31, 2002 and 2001, respectively.

CNF INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment:    Property, plant and equipment are depreciated primarily on a straight-line basis over their estimated useful lives, which are generally 25 years for buildings and improvements, 10 years or less for aircraft, 5 to 10 years for tractor and trailer equipment and 3 to 10 years for most other equipment. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the useful lives of the assets.

Expenditures for equipment maintenance and repairs are charged to operating expenses as incurred; betterments are capitalized. Gains (losses) on sales of equipment are recorded in operating expenses.

Capitalized Software:    Capitalized software, net, consists of costs to purchase and develop internal-use software. Amortization of capitalized software is computed on an item-by-item basis over a period of 3 to 10 years, depending on the estimated useful life of the software. Amortization expense related to capitalized software was $18,498,000, $19,098,000, and $15,479,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

Goodwill and Other Intangible Assets:    Effective January 1, 2002, CNF adopted SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 specifies that goodwill and indefinite-lived intangible assets will no longer be amortized but instead will be subject to an annual impairment test. In accordance with the provisions of SFAS 142, CNF ceased goodwill amortization associated with the Emery Forwarding reporting segment. Prior to adoption of SFAS 142, CNF amortized goodwill of $10.2 million in 2001 and $10.9 million in 2000. Based on an impairment test as of December 31, 2002, CNF was not required to record a charge for goodwill impairment. CNF will perform a fourth-quarter goodwill impairment test on an annual basis and between annual tests in certain circumstances. The following table indicates the impact on net income and earnings per share if the non-amortization provisions of FAS 142 had been applied beginning January 1, 2000.

(Dollars in thousands, except per share data)	Years ended December 31,
	2002	2001	2000
Net income (loss) from continuing operations before accounting change, as reported	$105,959	$(441,849)	$143,055
Goodwill amortization, net of tax, that would have been excluded from net income (loss) if non-amortization provisions had been applied	—	6,361	6,290

Pro forma net income (loss) from continuing operations as if non-amortization provisions had been applied	$105,959	$(435,488)	$149,345

Earnings (loss) per share from continuing operations before accounting change:
Basic:
As reported	$2.16	$(9.06)	$2.95

Pro forma	$2.16	$(8.93)	$3.08

Diluted:
As reported	$1.96	$(9.06)	$2.65

Pro forma	$1.96	$(8.93)	$2.77

Impairment of Long-Lived Assets:    CNF reviews long-lived assets and certain identifiable intangibles for impairment whenever events or circumstances indicate that the total amount of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. If the asset is not considered

CNF INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recoverable, an amount equal to the excess of the carrying amount over the estimated fair value will be charged against the asset with a corresponding expense to the income statement. See Note 3, “Restructuring Charges,” for information concerning impairment charges recognized in 2001. See also “—New Accounting Standards” below.

Income Taxes:    CNF follows the liability method of accounting for income taxes.

Accrued Claims Costs:    CNF provides for the uninsured costs of medical, casualty, liability, vehicular, cargo and workers’ compensation claims. Such costs are estimated each year based on historical claims and unfiled claims relating to operations conducted through December 31. The actual costs may vary from estimates based on trends of losses for filed claims and claims estimated to be incurred but not filed. The long-term portion of accrued claims costs relate primarily to workers’ compensation and vehicular claims that are estimated to be payable over several years.

CNF participates in a reinsurance pool to reinsure mostly general liability workers’ compensation and vehicular liabilities. Each participant in the pool cedes losses to the pool and assumes an equivalent amount of losses. Reinsurance does not relieve CNF of its liabilities under the original policy. In the opinion of management, potential exposure to CNF for non-payment of reinsurance pool participants is minimal.

Foreign Currency Translation:    Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the Foreign Currency Translation Adjustment in the Statements of Consolidated Shareholders’ Equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in results of operations.

Earnings (Loss) Per Share (EPS):    Basic EPS for continuing operations is computed by dividing reported net income (loss) from continuing operations before accounting change (after preferred dividends) by the weighted-average common shares outstanding. The calculation of diluted EPS for continuing operations is calculated as follows:

(Dollars in thousands except per share data)	Years ended December 31,
	2002	2001	2000
Earnings (Loss):
Net income (loss) from continuing operations before accounting change	$105,959	$(441,849)	$143,055
Add-backs:
Dividends on preferred stock, net of replacement funding	1,334	—	1,424
Dividends on preferred securities of subsidiary trust, net of tax	3,816	—	3,816

	$111,109	$(441,849)	$148,295

Shares
Weighted-average shares outstanding	49,139,134	48,752,480	48,490,662
Stock options	700,331	—	342,826
Series B preferred stock	3,691,105	—	3,942,886
Preferred securities of subsidiary trust	3,125,000	—	3,125,000

	56,655,570	48,752,480	55,901,374

Diluted earnings (loss) per share from continuing operations	$1.96	$(9.06)	$2.65

CNF INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2001, convertible securities and stock options were anti-dilutive. As a result, the assumed shares and related add-back to net loss from continuing operations under the if-converted method have been excluded from the calculation of diluted EPS. If the securities had been dilutive, the assumed shares under the if-converted method would have been as follows: stock options—461,040 shares, series B preferred stock—3,794,159, preferred securities of subsidiary trust—3,125,000 shares.

Stock-Based Compensation:    As described in Note 13, “Stock-Based Compensation,” officers and non-employee directors have been granted options under CNF’s stock option plans to purchase common stock of CNF at prices equal to the market value of the stock on the date of grant. CNF accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the dates of grant.

The following table sets forth the effect on net income (loss) and earnings (loss) per share if CNF had applied the fair-value based method and recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based compensation:

(Dollars in thousands except per share data)	Years ended December 31,
	2002	2001	2000
Net income (loss) from continuing operations before accounting change, as reported	$105,959	$(441,849)	$143,055
Additional compensation cost, net of tax, that would have been included in net income (loss) if the fair value method had been applied	(7,354)	(9,570)	(15,120)

Pro forma net income (loss) from continuing operations as if the fair value method had been applied	$98,605	$(451,419)	$127,935

Earnings (loss) per share from continuing operations before accounting change:
Basic:
As reported	$2.16	$(9.06)	$2.95

Pro Forma	$2.01	$(9.26)	$2.64

Diluted:
As reported	$1.96	$(9.06)	$2.65

Pro Forma	$1.83	$(9.26)	$2.38

These pro forma effects of applying SFAS 123 may not be indicative of future amounts.

Derivative Instruments and Hedging Activities:    As described in Note 9, “Derivative Instruments and Hedging Activities,” CNF adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” effective January 1, 2001. The $3.0 million after-tax gain representing the cumulative effect of adopting the new accounting standard decreased Accumulated Other Comprehensive Loss.

Equity-Method Investments:    CNF owns a majority equity interest in Vector SCM (Vector), a joint venture with General Motors (GM). Vector was formed in December 2000 to provide logistics services to GM. Although CNF owns a majority interest in Vector, the operating results of Vector are reported as an equity-

CNF INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

method investment in the Menlo Worldwide Other reporting segment based on GM’s ability to control certain operating decisions.

In addition, CNF provided venture capital funding, primarily in 2001 and 2000, to various companies focused on developing technology-based solutions in the transportation industry. Portions of CNF’s investment in these companies, which are accounted for as cost and equity-method investments, were written down in 2002 and 2001 and reported as non-operating losses in Miscellaneous, Net in the Consolidated Statements of Operations. At December 31, 2002, CNF’s remaining net investment in these ventures was $5.1 million.

New Accounting Standards:    In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations,” which will be effective for CNF on January 1, 2003. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. CNF will adopt SFAS 143 effective January 1, 2003 with no anticipated material impact.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146, once adopted, updates the guidance in EITF Issue No. 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had allowed for recognition of the liability at the commitment date to an exit plan. CNF will adopt SFAS 146 effective January 1, 2003 and apply the provisions of SFAS 146 to exit or disposal activities initiated after adoption.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS 148 amends the transition and disclosure provisions of SFAS 123. See “—Stock-Based Compensation” above for pro forma disclosures required by SFAS 148. CNF is currently evaluating SFAS 148 to determine if it will adopt SFAS 123 to account for stock-based compensation using the fair value method and, if so, when to begin transition to that method.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). During the quarter ended December 31, 2002, CNF adopted the disclosure provisions of FIN 45, which require increased disclosure of guarantees, including those for which likelihood of payment is remote. FIN 45 also requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement provisions of FIN 45 are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. CNF is evaluating the effect of adopting FIN 45.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities: an Interpretation of ARB No. 51” (FIN 46). FIN 46 addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. CNF is evaluating the impact of adopting FIN 46.

Reclassification:    Certain amounts in prior years’ financial statements have been reclassified to conform to the current-year presentation.

CNF INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Discontinued Operations

Priority Mail Contract:    As a result of the termination of the Priority Mail contract described below, the results of operations and cash flows of the Priority Mail operations have been segregated and classified as discontinued operations. On November 3, 2000, Emery Worldwide Airlines (EWA) and the U.S. Postal Service (USPS) announced an agreement (the “Termination Agreement”) to terminate their contract for the transportation and sortation of Priority Mail (the “Priority Mail contract”). As described below, all claims relating to amounts owed to EWA under the Priority Mail contract were fully settled in connection with payments from the USPS to EWA in 2002 and 2001.

Under the terms of the Termination Agreement, the USPS agreed to reimburse EWA for Priority Mail contract termination costs. On January 7, 2001, the USPS paid EWA $60.0 million toward the termination costs and on July 3, 2002, the USPS paid EWA $6.0 million to fully settle EWA’s Priority Mail contract termination costs, which resulted in a 2002 third-quarter gain from discontinuance of $2.9 million, net of $1.8 million of income taxes.

On September 26, 2001, EWA entered into an agreement with the USPS to settle claims relating to the underpayment of amounts owed to EWA under the Priority Mail contract with the USPS (the “Settlement Agreement”). Under the Settlement Agreement, EWA received a $235.0 million payment from the USPS on September 28, 2001 to settle all non-termination claims under the Priority Mail contract as well as a $70.0 million provisional payment for termination costs related to the separate Express Mail contract with the USPS. These claims were to recover costs of operating under the contract as well as profit and interest thereon. The Priority Mail Termination Agreement described above was unaffected by the Settlement Agreement. As a result of the payment under the Settlement Agreement, unbilled revenue under the contract was fully recovered and EWA in the third quarter of 2001 recognized a gain from discontinuance of $39.0 million, net of $24.9 million of income taxes.

After EWA filed a claim for redetermined higher prices in the third quarter of 1999 and until termination of the Priority Mail contract on January 7, 2001, EWA recorded revenue only in amounts up to the costs incurred. As a result, Emery reported Priority Mail revenue of $10.2 million in 2001 and $594.0 million in 2000. EWA in 2000 also recognized a $13.5 million loss, net of $8.6 million of income tax benefits, for estimated non-reimbursable costs from discontinuance.

Net current liabilities of the discontinued Priority Mail operations of $3.2 million and $5.6 million at December 31, 2002 and 2001, respectively, were included in Accrued Liabilities in the Consolidated Balance Sheets. At December 31, 2001, net non-current assets of discontinued Priority Mail operations of $3.1 million were included in Deferred Charges and Other Assets in the Consolidated Balance Sheets.

Spin-Off of CFC:    On December 2, 1996, CNF completed the spin-off of Consolidated Freightways Corporation (“CFC”) to CNF’s shareholders. CNF recognized 2002 third-quarter and fourth-quarter losses from discontinuance of $13.0 million (net of $8.3 million of income taxes) and $2.3 million (net of $1.4 million of income taxes), respectively, in connection with the bankruptcy of CFC in September 2002. For further detailed discussion of this matter, see Note 14, “Commitments and Contingencies,” and Item 7, “Management’s Discussion and Analysis,” under “Liquidity and Capital Resources—Discontinued Operations—Spin-Off of CFC.”

3.    Restructuring Charges

In June 2001, Emery began an operational restructuring to align it with management’s estimates of future business prospects for domestic heavy air freight and address changes in market conditions, which deteriorated

CNF INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

due primarily to a slowing domestic economy and loss of EWA’s contracts with the USPS to transport Express Mail and Priority Mail. The $340.5 million second-quarter restructuring charge in 2001 consisted primarily of non-cash impairment charges and estimated future cash expenditures related primarily to the return to lessors of certain aircraft leased to EWA. Based on issues identified during inspections conducted by the Federal Aviation Administration (FAA), on August 13, 2001, EWA was required to suspend its air carrier operations as part of an interim settlement agreement with the FAA. As a result, EWA furloughed approximately 400 pilots and crewmembers and Emery made arrangements to continue its service to customers by utilizing aircraft operated by several other air carriers. Primarily in response to the FAA action and a worsening global economic downturn, Emery re-evaluated its restructuring plan. On December 5, 2001, CNF announced that Emery in 2002 would become part of CNF’s new Menlo Worldwide group of supply chain services providers and in North America would utilize aircraft operated by other air carriers instead of EWA operating its own fleet of aircraft, and that EWA would permanently cease air carrier operations. In connection with the revised restructuring plan, in the fourth quarter of 2001 Emery recognized additional restructuring charges of $311.7 million for the planned disposal of leased aircraft, cessation of EWA’s remaining operations, employee separation costs for 157 of Emery’s non-pilot employees, and other costs.

In connection with CNF’s announcement of the cessation of EWA’s air carrier operations on December 5, 2001, EWA terminated the employment of all of its pilots and crewmembers, bringing the total number of terminated employees in 2001 to 800. Those pilots and crewmembers are represented by the Air Line Pilots Association (ALPA) union under a collective bargaining agreement. Subsequently, ALPA filed a grievance on behalf of the pilots and crewmembers protesting the cessation of EWA’s air carrier operations and Emery’s use of other air carriers. Some aspects of the ALPA matters may be subject to binding arbitration. Based on CNF’s current evaluation, management believes that it has addressed its estimated exposure related to the ALPA matters. However, there can be no assurance in this regard as CNF cannot predict with certainty the ultimate outcome of these matters.

Following the fourth-quarter restructuring charge in 2001, Emery’s cash flows have reflected the cost of having other air carriers provide service to Emery’s North American customers as well as lease payments and other costs associated with Emery’s remaining fleet of grounded aircraft; however, Emery’s operating expenses have reflected the cost of aircraft operated by other carriers but have not included scheduled rental payments and return costs relating to EWA’s grounded aircraft, as these costs were accrued in connection with the restructuring charges.

As described above, the suspension of EWA’s air carrier operations on August 13, 2001 was a requirement of an interim settlement agreement with the FAA. Under amendments to the settlement agreement with the FAA, EWA’s air carrier certificate was terminated on December 4, 2002.

The following table represents the cumulative activity related to Emery’s 2001 restructuring plan:

(Dollars in millions)	Total Charges	Cash Payments	Charged Against Assets	Reserves at December 31, 2002
Employee separations	$6.1	$(5.0)	$—	$1.1
Asset impairments	278.0	—	(278.0)	—
Aircraft and other costs	368.1	(301.5)	—	66.6

	$652.2	$(306.5)	$(278.0)	$67.7

In 2002, Emery paid $302.6 million for aircraft leases and return costs, including $288.5 million for the costs of terminating aircraft leases and returning leased aircraft in connection with the 2001 restructuring charges

CNF INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and $14.1 million for other aircraft costs, including payments on aircraft leased by EWA and operated by an independent third-party air carrier. In February 2003, Emery negotiated the early return of 4 additional aircraft, which in 2003 will result in an estimated $24 million reduction of related restructuring reserves. As a result, only one aircraft of the 37-aircraft fleet that was grounded in connection with Emery’s restructuring charges remained under lease as of February 28, 2003.

The restructuring charges recognized by Emery during 2001 reflect CNF’s estimate of the costs of terminating EWA’s air carrier operations and restructuring Emery’s business and related matters. CNF believes that the estimate is adequate to cover these costs based on information currently available and assumptions management believes are reasonable under the circumstances. However, there can be no assurance that actual costs will not differ from this estimate, and that difference would be recognized as additional expense or income in the period when and if that determination can be made.

4.    Accrued Liabilities

As of December 31, accrued liabilities consisted of the following:

(Dollars in thousands)	2002	2001
Holiday and vacation pay	$69,035	$66,757
Incentive compensation	62,209	10,019
Wages and salaries	33,012	32,848
Taxes other than income taxes	29,371	37,197
Estimated revenue adjustments	19,345	23,781
Accrued interest	5,119	5,568
Net current liabilities of discontinued operations (Note 2)	3,215	5,573
Other accrued liabilities	113,452	125,933

Total accrued liabilities	$334,758	$307,676

5.    Debt and Other Financing Arrangements

As of December 31, long-term debt and guarantees consisted of the following:

(Dollars in thousands)	2002	2001
Mortgage note payable, 3.50%, due 2004 (interest payable annually)	$4,068	$—
7.35% Notes due 2005 (interest payable semi-annually)	100,000	100,000
TASP Notes guaranteed, 6.00% to 8.54%, due through 2009 (interest payable semi-annually)	111,800	120,500
8 7/8% Notes due 2010 (interest payable semi-annually), net of discount and including fair market value adjustment	238,700	219,455
Industrial Revenue Bonds due 2014 (interest payable quarterly at a floating rate of 3.10% at December 31, 2002)	4,800	4,800

	459,368	444,755
Less current maturities	(12,134)	(8,700)

Total long-term debt and guarantees	$447,234	$436,055

Revolving Credit Facility:    CNF has a $385 million revolving credit facility that matures on July 3, 2006. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to

CNF INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$385 million. At December 31, 2002 and 2001, no borrowings were outstanding under the facility and, at December 31, 2002, $244.1 million of letters of credit were outstanding, leaving $140.9 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions to borrowing. Of the total letters of credit outstanding at December 31, 2002, $236.8 million provided collateral for CNF workers’ compensation and vehicular self-insurance programs. Borrowings under the agreement bear interest at a rate based upon specified indices plus a margin dependent on CNF’s credit rating. At December 31, 2001, CNF had no cash borrowings outstanding under this agreement.

The credit agreement contains various restrictive covenants, including a limitation on the incurrence of additional indebtedness and the requirement for specified levels of consolidated net worth and fixed-charge coverage. Due in large part to the fourth-quarter 2001 restructuring charge incurred in connection with the cessation of EWA’s air carrier operations as described in Note 3, “Restructuring Charges,” CNF was required to amend its revolving credit agreement in December 2001 in order to remain in compliance with the financial covenants in that agreement. The amended credit agreement provides that, if CNF’s senior unsecured long-term debt securities are rated at less than investment grade by Standard & Poor’s and Moody’s, CNF, including its principal subsidiaries, will be required to pledge its accounts receivable as collateral to secure borrowings and other amounts due under the revolving credit facility, subject to specified limitations, and, if the aggregate borrowings and other amounts due under the revolving credit facility exceed a specified amount, CNF, including its principal subsidiaries, will be required to provide such additional collateral as the agent bank under the credit facility may reasonably request. The lowest investment grade rating for Standard & Poor’s and Moody’s is “BBB–” and “Baa3,” respectively. CNF’s senior unsecured long-term debt is currently rated “BBB–” by Standard & Poor’s with a stable outlook and “Baa3” by Moody’s with a negative outlook, and, as a result, any further reduction in CNF’s senior unsecured long-term debt ratings by both of these credit rating agencies will require that CNF, including its principal subsidiaries, pledge collateral to secure the credit facility as described above. To the extent CNF, including its principal subsidiaries, pledges collateral to secure amounts due under the debt facility, CNF, including its principal subsidiaries, may also be required to pledge some or all of that collateral to equally and ratably secure its $200 million aggregate principal amounts of 8 7/8% Notes due 2010, its $100 million aggregate principal amount of 7.35% notes due 2005, and the aggregate principal amount of notes due through 2009 issued by CNF’s Thrift and Stock Plan, which are described below.

Other Uncommitted Credit Facilities:    CNF had other uncommitted unsecured credit facilities totaling $91.3 million at December 31, 2002, which are available to support letters of credit, bank guarantees, and overdraft facilities; at that date, a total of $66.6 million of letters of credit was outstanding under these facilities.

Thrift and Stock Plan Notes:    CNF guarantees the notes issued by CNF’s Thrift and Stock Plan (TASP). As of December 31, 2002, there was $49.8 million aggregate principal amount of Series A TASP notes outstanding, bearing interest at a rate of 6.00% per annum and maturing on January 1, 2006, and $62.0 million aggregate principal amount of Series B TASP notes outstanding, bearing interest at a rate of 8.54% per annum and maturing on January 1, 2009. The Series A notes contain financial covenants that require CNF to maintain minimum amounts of net worth and fixed-charge coverage. Holders of the Series B notes issued by CNF’s TASP have the right to require CNF to repurchase those notes if, among other things, both Moody’s and Standard & Poor’s have publicly rated CNF’s long-term senior debt at less than investment grade unless, within 45 days, CNF shall have obtained, through a guarantee, letter of credit or other permitted credit enhancement or otherwise, a credit rating for such notes of at least “A” from Moody’s or Standard & Poor’s (or another nationally recognized rating agency selected by the holders of such notes) and shall maintain a rating on such notes of “A” or better thereafter. As a result, any further decrease in CNF’s long-term senior debt ratings by both of these credit rating agencies would give the holders of Series B TASP notes the right to require CNF to repurchase those notes unless CNF was able to obtain appropriate credit enhancement as described above, and there can be no assurance that CNF would be able to do so. The occurrence of any event or condition requiring

CNF INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CNF to repay these TASP notes could likely have a material adverse effect on CNF’s financial condition, cash flows, and results of operations.

8 7/8% Notes Due 2010:    The $200 million aggregate principal amount of 8 7/8% Notes contain certain covenants limiting the incurrence of additional liens. Prior to their termination in December 2002, CNF had designated four interest rate swap derivatives as fair value hedges to mitigate the effects of interest rate volatility on the fair value of CNF’s 8 7/8% Notes due 2010. During 2002, the estimated fair value of these fair value hedges, prior to their termination, increased $19.3 million to $39.8 million, offsetting an equal increase to the carrying amount of the hedged fixed-rate long-term debt. In December 2002, CNF terminated these fair value hedges. Consistent with SFAS 133, the $39.8 million cumulative adjustment of the carrying amount of the 8 7/8% Notes due 2010 will be accreted to future earnings at the effective interest rate until the debt is extinguished, at which time any unamortized fair-value adjustment would be fully recognized in earnings. Absent the terminated fair value hedges, the 8 7/8% Notes due 2010 will cease to be adjusted for fluctuations in fair value attributable to changes in interest rates. Including accretion of the fair-value adjustment and amortization of a discount recognized upon issuance, interest expense on the 8 7/8% Notes due 2010 will be recognized at an annual effective interest rate of 5.6%.

Other:    The 7.35% Notes due in 2005 contain certain covenants limiting the incurrence of additional liens.

In 2002, Con-Way acquired real property in part with the assumption of a $4.1 million note payable, which is secured by the acquired property. The note is payable with two equal principal payments in January of 2003 and 2004.

CNF’s consolidated interest expense as presented on the Statements of Consolidated Operations is net of capitalized interest of $455,000 in 2002, $864,000 in 2001, and $4,636,000 in 2000. The aggregate annual maturities and sinking fund requirements of Long-Term Debt and Guarantees for the next five years ending December 31 are $12,134,000 in 2003, $14,034,000 in 2004, $112,700,000 in 2005, $33,600,000 in 2006 and $20,700,000 in 2007.

As of December 31, 2002 and 2001, the estimated fair value of long-term debt was $459,251,000 and $447,208,000, respectively. Fair values were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

6.    Leases

CNF and its subsidiaries are obligated under non-cancelable leases. The principal capital lease covers a sorting facility in Dayton, Ohio (the Hub). The Hub is financed by City of Dayton, Ohio revenue bonds. These bonds consist of $46 million of Series A bonds due in February 2018 with an interest rate of 5.625%. The remaining $62 million are due in 2009 and bear rates of interest between 6.05% and 6.20%, and have call provisions.

CNF INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments with initial or remaining non-cancelable lease terms in excess of one year, at December 31, 2002, were as follows:

(Dollars in thousands)	Capital Leases	Operating Leases
Year ending December 31:
2003	$6,819	$93,793
2004	6,819	69,082
2005	6,819	49,809
2006	6,819	32,737
2007	6,819	22,295
Thereafter (through 2018)	143,143	31,268

Total minimum lease payments	177,238	$298,984

Amount representing interest	(66,707)

Present value of minimum lease payments	110,531
Current maturities of obligations under capital leases	(155)

Long-term obligations under capital leases	$110,376

Certain operating and capital leases contain financial covenants. The most restrictive covenants require CNF to maintain minimum amounts of fixed-charge coverage and net worth. Certain operating leases also contain provisions that allow CNF to extend the leases for various renewal periods.

Rental expense for operating leases comprised the following:

(Dollars in thousands)	Years ended December 31,
	2002	2001	2000
Minimum rentals	$141,970	$226,604	$240,429
Sublease rentals	(3,582)	(3,668)	(6,069)
Amortization of deferred gains	—	(193)	(1,147)

	$138,388	$222,743	$233,213

At December 31, 2002, CNF had one interest rate swap agreement designated as a cash flow hedge to mitigate the effects of interest rate volatility on floating-rate operating lease payments. The interest rate swap, which expires in 2003, effectively converts $20.5 million of floating-rate lease obligations to fixed-rate obligations. Interest rate differentials to be paid or received are recognized over the life of the agreement as adjustments to operating expense. See Note 9, “Derivative Instruments and Hedging Activities.”

At December 31, 2002, Con-Way was party to an operating lease agreement under which it intends to exercise a purchase option to acquire revenue equipment at an estimated fair value of $15.3 million. The anticipated equipment acquisition is expected to be reported as a capital expenditure in 2003.

CNF INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Income Taxes

The components of the (provision) benefit for income taxes for the years ended December 31 were as follows:

(Dollars in thousands)	2002	2001	2000
Current (provision) benefit
Federal	$85,369	$59,859	$(89,020)
State and local	69	2,801	(7,383)
Foreign	(5,648)	(4,628)	(13,430)

	79,790	58,032	(109,833)

Deferred (provision) benefit
Federal	$(104,556)	$183,077	$1,583
State and local	(7,775)	21,258	(1,630)
Foreign	506	—	—

	(111,825)	204,335	(47)

	$(32,035)	$262,367	$(109,880)

Income taxes have been provided for foreign operations based upon the various tax laws and rates of the countries in which operations are conducted.

The components of deferred tax assets and liabilities at December 31 related to the following:

(Dollars in thousands)	December 31,
	2002	2001
Deferred tax assets
Reserves for employee benefits	$107,221	$93,408
Reserves for accrued claims costs	65,929	64,652
Reserves for post retirement health benefits	27,885	29,602
Reserves for restructuring charges	17,332	123,678
Other reserves not currently deductible	18,911	27,222

	237,278	338,562

Deferred tax liabilities
Depreciation and amortization	125,396	117,559
Other	16,626	49,030

	142,022	166,589

Net deferred tax asset	$95,256	$171,973

Deferred tax assets and liabilities in the Consolidated Balance Sheets are classified based on the related asset or liability creating the deferred tax. Deferred taxes not related to a specific asset or liability are classified based on the estimated period of reversal. Although realization is not assured, management believes it more likely than not that all deferred tax assets will be realized.

CNF INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax (provision) benefit varied from the amounts calculated by applying the U.S. statutory income tax rate to the pretax income (loss) as set forth in the following reconciliation:

	Years ended December 31,
	2002	2001	2000
Federal statutory tax (provision) benefit rate	(35.0)%	35.0%	(35.0)%
State income tax (provision) benefit (net of federal income tax benefit)	(5.4)	3.3	(2.8)
Foreign taxes less than (in excess of) U.S. statutory rate	1.3	—	(1.0)
Non-deductible operating expenses	(2.5)	(0.4)	(0.8)
Amortization of goodwill	—	(0.5)	(1.2)
Foreign tax credits, net	1.4	—	0.5
IRS Settlement	17.1	—	—
Other, net	1.2	0.3	(1.8)

Effective income (tax) benefit rate	(21.9)%	37.7%	(42.1)%

The cumulative undistributed earnings of CNF’s foreign subsidiaries (approximately $46.8 million at December 31, 2002), which if remitted are subject to withholding tax, have been reinvested indefinitely in the respective foreign subsidiaries’ operations unless it becomes advantageous for tax or foreign exchange reasons to remit these earnings. Therefore, no withholding or U.S. taxes have been provided on this amount. The amount of withholding tax that would be payable on remittance of the undistributed earnings would approximate $3.7 million.

In August 2002, CNF entered into settlement agreements with the IRS, pursuant to which the parties settled issues related to the deductibility of aircraft maintenance costs for the years 1987 through 2000, and all other open issues under IRS examinations for the years 1987 through 1996, as discussed in Note 14, “Commitments and Contingencies—IRS Matters.” CNF reversed through tax provision the related tax liabilities previously recognized for this issue, resulting in a $25.0 million tax benefit in the third quarter of 2002.

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

Holders of the TECONS are entitled to receive cumulative cash distributions at an annual rate of $2.50 per TECONS (equivalent to a rate of 5% per annum of the stated liquidation amount of $50 per TECONS). CNF has guaranteed, on a subordinated basis, distributions and other payments due on the TECONS, to the extent the Trust has funds available therefore and subject to certain other limitations (the “Guarantee”). The Guarantee, when taken together with the obligations of CNF under the Debentures, the Indenture pursuant to which the Debentures were issued, and the Amended and Restated Declaration of Trust of the Trust [including its obligations to pay costs, fees, expenses, debts and other obligations of the Trust (other than with respect to the TECONS and the common securities of the Trust)], provide a full and unconditional guarantee of amounts due on the TECONS.

The Debentures are redeemable for cash, at the option of CNF, in whole or in part, on or after June 1, 2000 at a price equal to 103.125% of the principal amount, declining annually to par if redeemed on or after June 1,

CNF INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2005, plus accrued and unpaid interest. In certain circumstances relating to federal income tax matters, the Debentures may be redeemed by CNF at 100% of the principal plus accrued and unpaid interest. Upon any redemption of the Debentures, a like aggregate liquidation amount of TECONS will be redeemed. The TECONS do not have a stated maturity date, although they are subject to mandatory redemption upon maturity of the Debentures on June 1, 2012, or upon earlier redemption.

Each TECONS is convertible at any time prior to the close of business on June 1, 2012 at the option of the holder into shares of CNF’s common stock at a conversion rate of 1.25 shares of CNF’s common stock for each TECONS, subject to adjustment in certain circumstances.

9.    Derivative Instruments and Hedging Activities

Effective January 1, 2001, CNF adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137 and SFAS 138. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, as defined, be recorded on the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Qualifying hedges allow a derivative’s gain or loss to offset related results on the hedged item in the income statement or be deferred in Other Comprehensive Income (Loss) until the hedged item is recognized in earnings.

CNF is exposed to a variety of market risks, including the effects of interest rates, commodity prices, foreign currency exchange rates and credit risk. CNF enters into derivative financial instruments only in circumstances that warrant the hedge of an underlying asset, liability or future cash flow against exposure to the related risk. Additionally, the designated hedges should have high correlation to the underlying exposure such that fluctuations in the value of the derivatives offset reciprocal changes in the underlying exposure.

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

For derivatives designated as cash flow hedges, changes in the derivative’s fair value are recognized in Other Comprehensive Income (Loss) until the hedged item is recognized in earnings. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. For derivatives designated as fair value hedges, changes in the derivative’s fair value are recognized in earnings and offset by changes in the fair value of the hedged item, which are recognized in earnings to the extent that the derivative is effective.

In accordance with the transition provisions of SFAS 133, in the first quarter of 2001 CNF recorded in Other Assets a transition adjustment of $20.6 million to recognize the estimated fair value of interest rate swap derivatives, a $4.9 million ($3.0 million after tax) transition adjustment in Accumulated Other Comprehensive Income (Loss) to recognize the estimated fair value of interest rate swap derivatives designated as cash flow hedges, and a $15.7 million transition adjustment in Long-Term Debt to recognize the estimated effect of interest rate changes on the fair value of fixed-rate debt, which was hedged with interest rate swap derivatives designated as fair value hedges.

At December 31, 2002, CNF held three interest rate swap derivatives that were initially entered into as cash flow hedges to mitigate the effects of interest rate volatility on floating-rate operating lease payments. At

CNF INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, one of the three outstanding interest rate swap derivatives qualified for hedge accounting under SFAS 133. At December 31, 2002, the fair value of this interest rate swap designated as a cash flow hedge was reported as a liability of $0.6 million ($0.4 million after tax). In connection with the restructuring charges described above, EWA made payments in the fourth quarter of 2002 to settle its obligation to pay certain future floating-rate aircraft lease payments previously hedged with two of CNF’s interest rate swap derivatives. Consequently, at December 31, 2002, these interest rate swap derivatives did not qualify for hedge accounting under SFAS 133 and were therefore freestanding derivatives. The estimated fair value of these freestanding derivatives, which is based on converting $62.6 million of future notional payments from a floating rate to a fixed rate, was reported as a $3.9 million liability in Emery’s restructuring reserves as of December 31, 2002. Until they are terminated, changes in the estimated fair value of these freestanding interest rate swap derivatives will be reported as non-operating income or expense.

Prior to their termination in December 2002, CNF had designated four interest rate swap derivatives as fair value hedges to mitigate the effects of interest rate volatility on the fair value of fixed-rate long-term debt. During 2002, the estimated fair value of these fair value hedges, prior to their termination, increased $19.3 million to $39.8 million, offsetting an equal increase to the carrying amount of the hedged fixed-rate long-term debt. In December 2002, CNF terminated these fair value hedges. Accordingly, CNF in December 2002 received cash of $31.0 million in settlement of three of the four interest rate swaps and recognized a receivable at December 31, 2002 for the fourth swap, which was terminated in December 2002 but was not settled with cash until January 2003. Prior to their termination, the fair value of these derivative instruments was included in Other Assets in the Consolidated Balance Sheets. Consistent with SFAS 133, the $39.8 million cumulative adjustment of the carrying amount of long-term debt will be accreted to future earnings at the effective interest rate until the debt is extinguished, at which time any unamortized fair-value adjustment would be fully recognized in earnings. Absent the terminated fair value hedges, the long-term debt will cease to be adjusted for fluctuations in fair value attributable to changes in interest rates.

10.    Shareholders’ Equity

Series B Preferred Stock:    In 1989, the Board of Directors designated a series of 1,100,000 preferred shares as Series B Cumulative Convertible Preferred Stock, $.01 stated value, which is held by the CNF Thrift and Stock Plan (TASP). The Series B preferred stock is convertible into common stock, as described in Note 12, “Thrift and Stock Plan,” at the rate of 4.71 shares for each share of preferred stock subject to antidilution adjustments in certain circumstances. Holders of the Series B preferred stock are entitled to vote with the common stock and are entitled to a number of votes in such circumstances equal to the product of (a) 1.3 multiplied by (b) the number of shares of common stock into which the Series B preferred stock is convertible on the record date of such vote. Holders of the Series B preferred stock are also entitled to vote separately as a class on certain other matters. The TASP trustee is required to vote the allocated shares based upon instructions from the participants; unallocated shares are voted in proportion to the voting instructions received from the participants with allocated shares.

Accumulated Other Comprehensive Income (Loss):    SFAS 130, “Reporting Comprehensive Income,” requires companies to report a measure of all changes in equity except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. CNF has disclosed Comprehensive Income (Loss) in the Statements of Consolidated Shareholders’ Equity.

CNF INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the components of Accumulated Other Comprehensive Loss:

(Dollars in thousands)	December 31,
	2002	2001
Cumulative effect of change in accounting for derivative instruments and hedging activities (Note 9)	$—	$3,005
Accumulated change in fair value of cash flow hedges (Note 9)	(394)	(4,548)
Accumulated foreign currency translation adjustments	(25,848)	(32,782)
Minimum pension liability adjustment (Note 11)	(30,632)	(11,099)

Accumulated other comprehensive loss	$(56,874)	$(45,424)

11.    Benefit Plans

Pension Plans:    CNF has a non-contributory defined benefit pension plan (the Plan) covering non-contractual employees in the United States. CNF’s annual pension expense and contributions are based on an independent actuarial computation. CNF’s funding policy is to evaluate its tax and cash position and the Plan’s funded status to maximize the tax deductibility of its contributions for the year. Benefits under the Plan are based on a career average of an employee’s five highest consecutive annual salaries. Approximately 70% of the Plan assets are invested in publicly traded equity securities and approximately 23% are invested in publicly traded fixed-income securities. The remainder is invested in temporary cash investments, real estate funds and investment capital funds.

CNF also has a supplemental retirement program that provides additional benefits for compensation excluded from the basic Plan. The annual pension expense for these programs is based on independent actuarial computations using assumptions consistent with the Plan. At December 31, 2002 and 2001, the accrued benefit obligation was $26,920,000 and $24,040,000, respectively, and the net annual pension expense was $4,716,000 in 2002, $5,540,000 in 2001, and $4,951,000 in 2000.

Recent declines in the equity markets have caused the market value of the defined benefit pension plan assets to decrease. As a result, the accumulated benefit obligation (ABO) of CNF’s defined benefit pension plans exceeded the fair value of plan assets as of December 31, 2002. In accordance with accounting principles generally accepted in the United States, CNF recorded an additional minimum pension liability adjustment in 2002, which increased the accrued pension benefit cost for CNF’s qualified and non-qualified defined benefit pension plans by $45.8 million, increased the intangible pension asset by $6.7 million, and reduced shareholders’ equity by $19.5 million through a net-of-tax increase in Accumulated Other Comprehensive Loss.

Post Retirement Medical Plan:    CNF has a retiree medical plan that provides benefits to all non-contractual employees at least 55 years of age with 10 years or more of service. The retiree medical plan limits benefits for participants who were not eligible to retire before January 1, 1993, to a defined dollar amount based on age and years of service and does not provide employer-subsidized retiree medical benefits for employees hired on or after January 1, 1993.

CNF INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following sets forth the changes in pension and post retirement medical benefit obligations and the determination of the accrued benefit costs that are included in Employee Benefits in the Consolidated Balance Sheets at December 31:

(Dollars in thousands)	Pension Plans		Post Retirement Medical Plan
	2002	2001	2002	2001
Change in benefit obligation:
Projected benefit obligation at beginning of year	$557,041	$465,243	$75,637	$53,923
Service cost—benefits earned during the year	38,931	37,936	1,671	1,178
Interest cost on projected benefit obligation	44,743	39,400	5,418	5,003
Curtailment gain	—	(15,787)	—	—
Actuarial loss	65,866	42,466	12,373	20,986
Amendments and benefit obligations	627	996	—	(1,055)
Benefits paid	(16,160)	(13,213)	(4,780)	(4,398)

Projected benefit obligation at end of year	$691,048	$557,041	$90,319	$75,637

Change in plan assets:
Fair value of plan assets at beginning of year	$413,242	$410,944	$—	$—
Actual return on plan assets	(39,468)	(18,586)	—	—
Company contributions	76,200	13,112	4,780	4,398
Transfers from defined contribution plan	—	20,985	—	—
Benefits paid	(16,160)	(13,213)	(4,780)	(4,398)

Fair value of plan assets at end of year	$433,814	$413,242	$—	$—

Funded status of the plans	$(257,234)	$(143,799)	$(90,319)	$(75,637)
Unrecognized actuarial loss	154,129	7,384	19,436	7,097
Unrecognized prior service costs (benefits)	7,542	8,736	(1,095)	(1,279)
Unrecognized net asset at transition	(1,082)	(2,181)	—	—

Accrued benefit cost	$(96,645)	$(129,860)	$(71,978)	$(69,819)

Weighted-average assumptions as of December 31:
Discount rate	6.75%	7.25%	6.75%	7.25%
Expected long-term rate of return on assets	9.50%	9.50%	—	—
Rate of compensation increase	4.00%	4.50%	—	—

Net periodic benefit expense for the years ended December 31 includes the following:

(Dollars in thousands)	Pension Plan			Post Retirement Medical Plan
	2002	2001	2000	2002	2001	2000
Service cost—benefits earned during the year	$38,931	$37,936	$33,866	$1,671	$1,178	$1,449
Interest cost on benefit obligation	44,743	39,400	33,571	5,418	5,003	6,669
Expected return on plan assets	(41,240)	(38,944)	(40,866)	—	—	—
Net amortization and deferral	551	(292)	(7,523)	(150)	(55)	(144)

Net benefit expense	$42,985	$38,100	$19,048	$6,939	$6,126	$7,974

The weighted-average assumptions for discount rate and rate of compensation increase, as reported above, were used in the calculation of the accrued benefit cost as of December 31. However, the assumption for the 9.5% expected long-term rate of return on assets, as reported above, was used in the calculation of periodic

CNF INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pension expense for 2002 and 2001 rather than in the determination of accrued pension benefit cost as of December 31, 2002 and 2001, respectively. In 2003, pension expense will be calculated with a 6.75% discount rate, a 4.00% assumed rate of compensation increase and an expected long-term rate of return on plan assets of 9.0%, which declined from the expected return of 9.5% used in the determination of pension expense in 2002, due primarily to the recent decline in equity markets.

At December 31, 2002, a 10.25% annual rate of increase in the per capita cost of covered medical benefits was assumed for 2003 and was assumed to decrease gradually to 5.5% for 2009 and remain at that level thereafter. A 5.5% annual rate of increase in the per capita cost of dental and vision benefits was assumed for 2003 and was assumed to remain at that level thereafter. A one-percentage-point change in assumed health care cost trend rates would change the aggregate service and interest cost by approximately $300,000 and the accumulated benefit obligation by approximately $5,000,000.

Other Compensation Plans:    CNF and each of its subsidiaries have adopted various plans relating to the achievement of specific goals to provide incentive compensation for designated employees. Total compensation earned by salaried participants of those plans was $69,170,000, $8,712,000, and $36,134,000 in 2002, 2001, and 2000, respectively, and by hourly participants was $40,202,000, $7,308,000, and $30,612,000 in 2002, 2001, and 2000, respectively.

12.    Thrift and Stock Plan

CNF sponsors the CNF Thrift and Stock Plan (TASP), a voluntary defined contribution plan with a leveraged ESOP feature, for non-contractual U.S. employees. In 1989, the TASP borrowed $150,000,000 to purchase 986,259 shares of CNF’s Series B Cumulative Convertible Preferred Stock. This stock is only issuable to the TASP trustee. The TASP satisfies CNF’s contribution requirement by matching up to 50% of the first 3% of a participant’s basic compensation. CNF contributions to the TASP were $12,841,000 in 2002, $12,314,000 in 2001, and $13,282,000 in 2000, in the form of common and preferred stock.

The Series B Preferred Stock earns a dividend of $12.93 per share and is used to repay the TASP debt. Any shortfall is paid in cash by CNF. Dividends on these preferred shares are deductible for income tax purposes and, accordingly, are reflected net of their tax benefits in the Statements of Consolidated Operations. Allocation of preferred stock to participants’ accounts is based upon the ratio of the current year’s principal and interest payments to the total TASP debt. Since CNF guarantees the debt, it is reflected in Long-term Debt and Guarantees in the Consolidated Balance Sheets. The TASP guarantees are reduced as principal is paid.

Each share of preferred stock is convertible into common stock, upon an employee ceasing participation in the plan, at a rate generally equal to that number of shares of common stock that could be purchased for $152.10, but not less than the minimum conversion rate of 4.71 shares of common stock for each share of Series B preferred stock.

Deferred compensation expense is recognized as the preferred shares are allocated to participants and is equivalent to the cost of the preferred shares allocated and the TASP interest expense for the year, reduced by the dividends paid to the TASP. Deferred compensation expense of $7,597,000, $7,282,000, and $6,998,000 was recognized in 2002, 2001, and 2000, respectively.

At December 31, 2002, the TASP owned 784,007 shares of Series B preferred stock, of which 356,778 shares have been allocated to employees. At December 31, 2002, CNF has reserved, authorized and unissued common stock adequate to satisfy the conversion feature of the Series B preferred stock.

CNF INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Stock-Based Compensation

Stock Options:    Officers and non-employee directors have been granted options under CNF’s stock option plans to purchase common stock of CNF at prices equal to the market value of the stock on the date of grant. Options granted prior to June 30, 1998 generally are exercisable one year from the date of grant. Stock option grants awarded subsequent to June 30, 1998 generally vest ratably over four years following the grant date. The options generally expire 10 years from the dates of grant.

CNF accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” For pro forma information regarding net income and net income per share had CNF applied the fair value method and recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” refer to Note 1, “Principal Accounting Policies—Stock-Based Compensation.”

The weighted-average grant-date fair value of options granted in 2002, 2001 and 2000 was $13.91, $11.71, and $14.26 per share, respectively, and was estimated using the Black-Scholes option pricing model with the following assumptions:

	2002	2001	2000
Risk-free interest rate	3.1%–5.3%	4.2%–5.1%	5.6%–6.9%
Expected life (years)	5.9	5.9	5.8
Expected volatility	47%	49%	60%
Expected dividend yield	1.2%	1.2%	1.4%

The following is a summary of stock option data:

	Number of Options	Wtd. Avg. Exercise Price
Outstanding at December 31, 1999	3,224,996	$27.13
Granted	1,749,950	26.24
Exercised	(115,732)	15.48
Expired or canceled	(131,267)	33.02

Outstanding at December 31, 2000	4,727,947	$26.90
Granted	1,311,404	25.48
Exercised	(178,377)	18.01
Expired or canceled	(137,200)	33.43

Outstanding at December 31, 2001	5,723,774	$26.69
Granted	866,748	31.53
Exercised	(377,789)	18.39
Expired or canceled	(90,942)	30.12

Outstanding at December 31, 2002	6,121,791	$27.84

Options exercisable as of December 31:
2002	2,630,626	$28.05
2001	2,462,480	$26.17
2000	2,013,257	$24.78

CNF INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the stock options outstanding and exercisable at December 31, 2002:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Options	Remaining Life in Years	Wtd. Avg. Exercise Price	Number of Options	Wtd. Avg. Exercise Price
$12.61–$18.89	308,780	2.6	$17.46	308,780	$17.46
$19.32–$27.06	3,283,801	7.2	24.77	1,015,516	23.00
$29.63–$43.06	2,529,210	7.1	33.10	1,306,330	34.48

Restricted Stock:    Under terms of CNF’s stock-based compensation plans, shares of CNF’s common stock were awarded to five executive officers in 2002 and are awarded annually to directors. Restrictions on the shares issued to executive officers generally expire one-third per year dependent on the achievement of certain market prices of CNF’s common stock. Shares are valued at the market price of CNF’s common stock at the date of award.

The following table summarizes information about restricted stock awards for the years ended December 31:

	2002		2001		2000
	Shares	Wtd. Avg. Fair Value	Shares	Wtd. Avg. Fair Value	Shares	Wtd. Avg. Fair Value
Awarded	109,092	$31.46	4,059	$33.81	19,258	$34.50
Forfeited	—	—	49,132	29.82	15,332	23.87

The weighted-average fair value for shares awarded in 2000 excludes 15,276 shares awarded for settlement of pension liabilities due to certain directors.

Total compensation expense recognized for restricted stock in 2002 was $1,010,000. CNF reversed net compensation expense recognized for restricted stock in the amount of $3,300,000 in 2001. Total compensation expense recognized for restricted stock in 2000 was $358,000.

At December 31, 2002, CNF had 644,513 common shares available for the grant of stock options, restricted stock, or other stock-based incentive compensation.

14.    Commitments and Contingencies

IRS Matters:    In August 2002, CNF entered into settlement agreements with the IRS, pursuant to which the parties settled issues related to the deductibility of aircraft maintenance costs for the years 1987 through 2000, and all other open issues under IRS examinations for the years 1987 through 1996. CNF reversed through tax provision the related tax liabilities previously recognized for this issue, resulting in a $25.0 million tax benefit in the third quarter of 2002. As a result of the settlement agreements, CNF was not required to make any additional payments to the IRS over and above a $93.4 million payment made in respect to these issues in 2000. Certain issues remain open for the years 1997 through 2000, but management does not believe that the resolution of those issues is likely to have a material adverse effect on CNF’s financial condition, cash flows, or results of operations.

Spin-Off of CFC:    On December 2, 1996, CNF completed the spin-off of Consolidated Freightways Corporation (“CFC”) to CNF’s shareholders. In connection with the spin-off of CFC, CNF agreed to indemnify certain states, insurance companies and sureties against the failure of CFC to pay certain workers’ compensation,

CNF INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tax and public liability claims that were pending as of September 30, 1996. In some cases, these indemnities are supported by letters of credit and surety bonds under which CNF is liable to the issuing bank or the surety company.

In September 2002, CFC filed for bankruptcy and ceased most U.S. operations. Following the commencement of its bankruptcy proceeding, CFC ceased making payments with respect to these workers’ compensation and public liability claims. CNF was required to take over payment of some of these claims, and expects that demands for payment will likely be made against it with respect to the remaining claims. CNF estimates the aggregate amount of all of these claims, plus other costs, to be $25.0 million. As a result, CNF accrued additional reserves in 2002, primarily in Accrued Claims Costs in the Consolidated Balance Sheets, and recognized 2002 third-quarter and fourth-quarter losses from discontinuance of $13.0 million (net of $8.3 million of income taxes) and $2.3 million (net of $1.4 million of income taxes), respectively. CNF intends to seek reimbursement from CFC in its bankruptcy proceeding of amounts that CNF pays in respect of these claims, although there can be no assurance that CNF will be successful in recovering all or any portion of such payments.

In addition, CFC was, at the time of the spin-off, and remains a party to certain multiemployer pension plans covering some of its current and former employees. The cessation of its U.S. operations will result in CFC’s “complete withdrawal” (within the meaning of applicable federal law) from these multiemployer plans, at which point it will become obligated, under federal law, to pay its share of any unfunded vested benefits under those plans. It is possible that the trustees of CFC’s multiemployer pension plans may assert claims that CNF is liable for amounts owing to the plans as a result of CFC’s withdrawal from those plans and, if so, there can be no assurance that those claims would not be material. For further detailed discussion of this matter, see Item 7, “Management’s Discussion and Analysis” under “Liquidity and Capital Resources—Discontinued Operations—Spin-Off of CFC.”

As a result of the matters discussed above and in Item 7, “Management’s Discussion and Analysis,” CNF can provide no assurance that these matters will not have a material adverse effect on CNF’s financial condition, cash flows or results of operations.

Other:    CNF is a defendant in various lawsuits incidental to its businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material impact on CNF’s financial condition, cash flows or results of operations.

At December 31, 2002, Con-Way was committed to purchase tractors totaling $27.6 million.

15.    Segment Reporting

Consistent with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” CNF discloses segment information in the manner in which the components are organized for making operating decisions, assessing performance and allocating resources. CNF’s principal businesses consist of Con-Way Transportation Services and Menlo Worldwide. However, for financial reporting purposes, CNF is divided into five reporting segments. The operating results of Con-Way are reported as one reporting segment while Menlo Worldwide is divided into three reporting segments: Emery Forwarding, Menlo Worldwide Logistics, and Menlo Worldwide Other. The Menlo Worldwide Other reporting segment includes Vector SCM, a joint venture owned by CNF and General Motors that serves as the lead logistics manager worldwide for General Motors. Also, certain corporate activities and the results of Road Systems, a trailer manufacturer, are reported in the CNF Other reporting segment.

CNF INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Data

Intersegment revenue and related operating income have been eliminated to reconcile to consolidated revenue and operating income. Management evaluates segment performance primarily based on revenue and operating income; therefore, other items included in pretax income, consisting primarily of interest income or expense, are not reported in segment results. Corporate expenses are generally allocated based on measurable services provided to each segment or, for general corporate expenses, based on segment revenue or capital. Identifiable corporate assets consist primarily of deferred charges and other assets, property and equipment and deferred taxes. Certain corporate assets that are used to provide shared data processing and other administrative services are not allocated to individual segments.

(Dollars in thousands)	Years ended December 31,
	2002	2001	2000
Revenues before Intersegment Eliminations
Con-Way Transportation Services	$2,011,910	$1,913,021	$2,045,580
Menlo Worldwide
Emery Forwarding	1,778,919	2,045,044	2,628,816
Menlo Worldwide Logistics	982,897	909,694	903,964

	2,761,816	2,954,738	3,532,780
CNF Other	13,269	29,750	50,681
Intersegment Revenue Eliminations	(24,876)	(34,778)	(56,664)

	$4,762,119	$4,862,731	$5,572,377

Intersegment Revenue Eliminations by Segment
Con-Way Transportation Services	$(433)	$(708)	$(684)
Menlo Worldwide
Emery Forwarding	(207)	(250)	(20,674)
Menlo Worldwide Logistics	(13,808)	(11,512)	(13,164)

	(14,015)	(11,762)	(33,838)
CNF Other	(10,428)	(22,308)	(22,142)

	$(24,876)	$(34,778)	$(56,664)

Revenues from External Customers
Con-Way Transportation Services	$2,011,477	$1,912,313	$2,044,896
Menlo Worldwide
Emery Forwarding	1,778,712	2,044,794	2,608,142
Menlo Worldwide Logistics	969,089	898,182	890,800

	2,747,801	2,942,976	3,498,942
CNF Other	2,841	7,442	28,539

	$4,762,119	$4,862,731	$5,572,377

CNF INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)	Years ended December 31,
	2002	2001	2000
Operating Income (Loss)
Con-Way Transportation Services	$147,154	$157,467	$227,312
Menlo Worldwide
Emery Forwarding	(11,980)	(790,345)	28,365
Menlo Worldwide Logistics	31,827	(15,818)	33,303
Menlo Worldwide Other	18,188	(9,415)	(560)

	38,035	(815,578)	61,108
CNF Other	(3,369)	(2,540)	1,546

	$181,820	$(660,651)	$289,966

Depreciation and Amortization
Con-Way Transportation Services	$95,484	$101,749	$93,115
Menlo Worldwide
Emery Forwarding	42,036	71,966	80,620
Menlo Worldwide Logistics	10,304	8,044	6,939

	52,340	80,010	87,559
CNF Other	11,256	13,638	9,977

	$159,080	$195,397	$190,651

Capital Expenditures
Con-Way Transportation Services	$65,122	$149,113	$122,592
Menlo Worldwide
Emery Forwarding	9,007	23,910	68,087
Menlo Worldwide Logistics	8,991	12,184	12,291

	17,998	36,094	80,378
CNF Other	1,718	6,918	32,251

	$84,838	$192,125	$235,221

Identifiable Assets
Con-Way Transportation Services	$1,028,233	$1,021,800	$1,011,734
Menlo Worldwide
Emery Forwarding	998,851	1,090,670	1,516,394
Menlo Worldwide Logistics	176,882	183,501	170,326

	1,175,733	1,274,171	1,686,720
CNF Other	535,795	694,049	546,487

	$2,739,761	$2,990,020	$3,244,941

CNF INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unusual and/or Non-Recurring Items

CNF’s results of operations included various items that affected the year-to-year comparability of the reported operating income (loss) of its reporting segments that CNF has identified as being “unusual and/or non-recurring” in the three years ended December 31, 2002. All items summarized in the table below were identified as such by CNF’s management based in part on their materiality to the relevant reporting segment. Certain of these items are more fully discussed below or elsewhere in the accompanying notes to consolidated financial statements.

(Dollars in thousands)	Years ended December 31,
	2002	2001	2000
Con-Way Transportation Services—
Net gain (loss) from the sale of a property	$8,675	$—	$(5,459)

Menlo Worldwide—
Emery Forwarding—
Net gain from a payment under the Air Transportation Safety and System Stabilization Act	9,895	—	—
Loss from restructuring charges (Note 3)	—	(652,241)	—
Loss from a legal settlement on returned aircraft	—	(4,696)	—
Duplicate airhaul costs (Note 3)	—	(55,800)	—
Goodwill amortization (Note 1)	—	(10,210)	(10,864)
Express Mail operating income	—	6,324	28,245
Express Mail settlement	5,715	—	—
Loss from the termination of aircraft leases	—	—	(11,897)
Menlo Worldwide Logistics—
Net gain from early termination of a contract	1,850	—	—
Loss from the business failure of a customer	—	(47,454)	—

CNF Other—
Loss from the business failure of CFC	(3,595)	—	—
Net gain from the sale of a property	2,367	—	—

Terrorist Attacks:    Emery’s operating results in 2001 were adversely affected by the terrorist attacks on September 11, 2001. Contractors providing air carrier service to Emery were grounded on September 11 and 12 and did not resume service until the evening of September 13.

In response to the terrorist attacks, the U.S. Congress passed the Air Transportation Safety and System Stabilization Act (the “Act”), a $15 billion emergency economic assistance package intended to mitigate financial losses in the air carrier industry. The legislation provides for $5 billion in direct loss reimbursement and $10 billion in federal loan guarantees and credits, expands war risk insurance coverage for air carriers, and provides some government assistance for short-term increases in insurance premiums. In March 2002, Emery received an $11.9 million payment under the Act, resulting in the recognition of a $9.9 million first-quarter net gain in 2002. The payment made to Emery under the Act is subject to audit. Emery is seeking additional payments under the Act.

Express Mail Contract:    Effective August 26, 2001, the USPS terminated “for convenience” a contract under which EWA transported Express Mail and other classes of mail for the USPS (the “Express Mail contract”). As described above under Note 2, “Discontinued Operations,” EWA received a $70.0 million provisional payment from the USPS for termination costs and other claims related to the Express Mail contract on September 26, 2001. The $70.0 million provisional payment was included in Deferred Credits in CNF’s

CNF INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Balance Sheets at December 31, 2001 pending settlement with the USPS, at which time it would be used to recover the remaining costs related to the Express Mail contract. Under a subsequent settlement agreement, the USPS on December 17, 2002 paid EWA an additional $5.0 million to settle EWA’s Express Mail contract termination costs, including the reimbursement of certain aircraft and other assets. As a result of the final $5.0 million settlement payment, Emery in December 2002 fully recovered the remaining Express Mail assets and recorded a $5.7 million net gain.

In 2001, Emery recognized revenue of $117.0 million from the transportation of mail under the Express Mail contract, compared to $229.1 million in 2000. Operating income from the Express Mail contract in 2001 was $6.3 million compared to $28.2 million in 2000.

Geographic Data

For geographic reporting, freight transportation revenues are allocated to international locations (except for Canada) when one or both of the shipment origination or destination locations are outside of the United States. Canada, which operates as an integrated part of the North America freight operations, is allocated 50 percent of the revenue when either the origination or destination location is in Canada and the other location is in the United States or an international location. Revenues for contract services are allocated to the country in which the services are performed. Long-lived assets outside of the United States were immaterial for all periods presented.

(Dollars in thousands)	Years ended December 31,
	2002	2001	2000
Revenues
United States	$3,504,768	$3,609,692	$4,127,040
Canada	110,465	117,740	149,862

North America	3,615,233	3,727,432	4,276,902
International	1,146,886	1,135,299	1,295,475

Total	$4,762,119	$4,862,731	$5,572,377

CNF INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Quarterly Financial Data

CNF INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL DATA

(Unaudited)

(Dollars in thousands except per share data)

2002—Quarter Ended	March 31	June 30		September 30		December 31
Revenues	$1,067,074	$1,186,273		$1,230,147		$1,278,625
Operating income	40,364 (b)	43,909		43,525	(c)	54,022	(f)
Income from continuing operations before income tax (provision) benefit	33,222	35,884		33,843		43,295	(g)
Income tax (provision) benefit	(12,956)	(13,995)		11,801	(d)	(16,885)
Net income from continuing operations(a)	18,261	19,846		43,642		24,210
Loss from discontinuance, net of tax	—	—		(10,139	)(e)	(2,259	)(h)
Net Income Available to Common Shareholders	$18,261	$19,846		$33,503		$21,951
Per share:
Basic earnings (loss)
Income from continuing operations	$0.37	$0.40		$0.89		$0.49
Loss from discontinuance, net of tax	—	—		(0.21)		(0.04)

Net Income Available to Common Shareholders	$0.37	$0.40		$0.68		$0.45

Diluted earnings (loss)
Income from continuing operations	$0.35	$0.37		$0.79		$0.45
Loss from discontinuance, net of tax	—	—		(0.18)		(0.04)

Net Income Available to Common Shareholders	$0.35	$0.37		$0.61		$0.41

Market price range	$29.55–$35.00	$30.30–$38.28		$27.36–$38.05		$28.91–$34.10
Common dividends	0.10	0.10		0.10		0.10

2001—Quarter Ended	March 31	June 30		September 30		December 31
Revenues	$1,278,465	$1,256,608		$1,184,959		$1,142,699
Operating income (loss)	33,728	(351,987	)(i,j)	(5,370	)(j)	(337,022	)(i,j)
Income (Loss) from continuing operations before income tax (provision) benefit	25,928	(359,661)		(13,214)		(348,986	)(k)
Income tax (provision) benefit	(10,371)	133,852		4,889		133,997
Net income (loss) from continuing operations(a)	13,517	(227,888)		(10,377)		(217,101)
Gain from discontinuance, net of tax	—	—		38,975		—
Net Income (Loss) Applicable to Common Shareholders	$13,517	$(227,888)		$28,598		$(217,101)
Per share:
Basic earnings (loss)
Income (Loss) from continuing operations	$0.28	$(4.67)		$(0.21)		$(4.45)
Gain from discontinuance, net of tax	—	—		0.80		—

Net Income (Loss) Applicable to Common Shareholders	$0.28	$(4.67)		$0.59		$(4.45)

Diluted earnings (loss)
Income (loss) from continuing operations	$0.26	$(4.67)		$(0.21)		$(4.45)
Gain from discontinuance, net of tax	—	—		0.80		—

Net Income (Loss) Applicable to Common Shareholders	$0.26	$(4.67)		$0.59		$(4.45)

Market price range	$27.23–$39.88	$25.86–$33.74		$21.05–$32.91		$21.60–$33.25
Common dividends	0.10	0.10		0.10		0.10

CNF INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)	Reduced by preferred stock dividends.
(b)	Includes an $11.0 million net gain, $6.7 million after tax, ($0.12 per diluted share) from the sale of properties, a $9.9 million net gain, $6.0 million after tax ($0.11 per diluted share) from a payment under the Air Transportation Safety and System Stabilization Act, and a $1.9 million net gain, $1.1 million after tax ($0.02 per diluted share) from an early contract termination.
(c)	Includes a $3.6 million loss, $2.2 million after tax ($0.04 per diluted share) from the business failure of CFC.
(d)	Includes a $25.0 million ($0.44 per diluted share) reversal of accrued taxes related to the settlement with the IRS of aircraft maintenance issues.
(e)	Includes a $2.9 million net-of-tax gain ($0.05 per diluted share) on the final Priority Mail settlement, and a $13.0 million net-of-tax loss ($0.23 per diluted share) from the business failure of CFC.
(f)	Includes a $5.7 million gain, $3.5 million after tax ($0.06 per diluted share) from the final Express Mail settlement.
(g)	Includes a $3.7 million loss, $2.2 million after tax ($0.04 per diluted share) from equity ventures.
(h)	Includes $2.3 million net-of-tax loss ($0.04 per diluted share) from the business failure of CFC.
(i)	Includes a $340.5 million loss, $213.9 million after tax, in June ($4.67 per diluted share), a $311.7 million loss, $192.1 million after tax, in December ($3.93 per diluted share) from restructuring charges and a $4.7 million loss in June, $2.9 million after tax, ($0.06 per diluted share) from a legal settlement on returned aircraft.
(j)	Includes a $31.6 million loss, $19.3 million after tax, in June ($0.40 per diluted share), a $6.3 million loss, $3.8 million after tax, in July ($0.08 per diluted share), a $9.5 million loss, $5.9 million after tax, in December ($0.12 per diluted share) from the business failure of a customer, and duplicate airhaul costs of $17.0 million, $10.4 million after tax, in the third quarter ($0.21 per diluted share) and $38.8 million, $23.9 million after tax, in the fourth quarter ($0.49 per diluted share).
(k)	Includes a $5.3 million loss, $3.3 million after tax, ($0.07 per diluted share) from equity ventures.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Information for Items 10 through 12 of Part III of this Report appears in the Proxy Statement for CNF’s 2002 Annual Meeting of Shareholders to be held on April 22, 2003, as indicated below and that information on those pages is incorporated herein by reference.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of CNF, their ages at December 31, 2002, and their applicable business experience are as follows:

Gregory L. Quesnel, 54, President and Chief Executive Officer of CNF. Mr. Quesnel joined the CNF organization as Director of Accounting in 1975, following several years of professional experience with major corporations in the petroleum and wood products industries. Mr. Quesnel advanced through increasingly responsible positions and, in 1990, was elected Vice President and Treasurer of CNF; in 1991, he was elected Senior Vice President and Chief Financial Officer; and he was promoted to Executive Vice President and Chief Financial Officer in 1994. As part of a planned succession, Mr. Quesnel was elected President and Chief Operating Officer in July 1997. In May 1998, Mr. Quesnel was named President and Chief Executive Officer of CNF. At that time, he was also elected as a member of the CNF Board of Directors. Mr. Quesnel is a member of the California Business Roundtable and the Conference Board. He also serves as a member of the Executive Committee of the Bay Area Council of the Boy Scouts of America and is a member of the Board of Directors of Potlatch Corporation. Mr. Quesnel earned a bachelor’s degree in finance from the University of Oregon and holds a master’s degree in business administration from the University of Portland. Mr. Quesnel is a member of the Executive Committee of the Board.

Chutta Ratnathicam, 55, Chief Financial Officer and Senior Vice President of CNF. Mr. Ratnathicam joined CNF in 1977 as a corporate auditor and following several increasingly responsible positions was named Vice President Internal Audit for CNF in 1989. In 1991, he was promoted to Vice President—International for Emery. In 1997, Mr. Ratnathicam was named Senior Vice President and Chief Financial Officer of CNF. In September 2000, Mr. Ratnathicam was named Chief Executive Officer of Emery. Mr. Ratnathicam returned as Chief Financial Officer of CNF upon Emery in 2002 becoming part of CNF’s new Menlo Worldwide group of supply chain service providers.

Gerald L. Detter, 58, President and Chief Executive Officer of Con-Way Transportation Services and Senior Vice President of CNF. Mr. Detter joined the former Consolidated Freightways Corporation of Delaware (CFCD) in 1964 as a dockman and advanced through several positions of increasing responsibility to become Division Manager in Detroit, Michigan in 1976. In 1982, he was named the first President and Chief Executive Officer of Con-Way Central Express. In 1997, Mr. Detter was named to his current position.

Eberhard G.H. Schmoller, 59, Senior Vice President, General Counsel and Corporate Secretary of CNF. Mr. Schmoller joined CFCD in 1974 as a staff attorney and in 1976 was promoted to CFCD Assistant General Counsel. In 1983, he was appointed Vice President and General Counsel of the former CF AirFreight and assumed the same position with Emery after its acquisition by CNF in 1989. Mr. Schmoller was named Senior Vice President and General Counsel of CNF in 1993.

John H. Williford, 46, President and Chief Executive Officer of Menlo Worldwide and Senior Vice President of CNF. Mr. Williford joined CNF in 1981 as an Economics/Senior Marketing Analyst. In 1984, he was named Director of Marketing for CNF’s international operations and was later appointed Director of Marketing for CNF. Since its inception in 1990, Mr. Williford served as the principal executive in charge of Menlo Worldwide Logistics, first as General Manager and then as President and Chief Executive Officer. In 1998, Mr. Williford was named Senior Vice President of CNF. In 2002, John Williford was named President and Chief Executive Officer of Menlo Worldwide.

Mark C. Thickpenny, 50, Vice President and Treasurer of CNF. Mr. Thickpenny joined CNF in 1995 as Treasury Manager. In 1997, he was named Director and Assistant Treasurer, and in 2000 was promoted to Vice President and Treasurer. Prior to joining CNF, Mr. Thickpenny served as the chief financial officer of a California-based credit union. Mr. Thickpenny holds a bachelor’s degree in business administration from the University of Notre Dame and a master’s degree in business administration from the University of Chicago Graduate School of Business.

Kevin Coel, 44, Vice President and Corporate Controller of CNF. Mr. Coel joined CNF in 1990 as CNF’s Corporate Accounting Manager. In 2000, he was named Corporate Controller, and in 2002, was promoted to Vice President. Mr. Coel is a certified public accountant, holds a bachelor’s degree in economics from the University of California at Davis and a master’s degree in business administration from San Jose State University.

Information regarding members of CNF’s Board of Directors is presented under the caption “Election of Directors” in CNF’s Proxy Statement dated March 24, 2003 and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information regarding executive compensation is presented under the caption “Compensation of Executive Officers” in CNF’s Proxy Statement dated March 24, 2003 and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is presented under the captions “Stock Ownership by Directors and Executive Officers” and “Principal Shareholders” in CNF’s Proxy Statement dated March 24, 2003 and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14.    CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures. CNF’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of CNF’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, CNF’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to CNF (including its consolidated subsidiaries) required to be included in CNF’s reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in CNF’s internal controls or in other factors that could significantly affect these internal controls.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. Financial Statements

2. Financial Statement Schedule

Report of Independent Auditors on Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts

3. Exhibits

Exhibits are being filed in connection with this Report and are incorporated herein by reference. The Exhibit Index on pages 76 through 79 is incorporated herein by reference.

(b)	Reports on Form 8-K

One report on Form 8-K, dated May 30, 2002, filed during the quarter ended June 30, 2002, reported a change in auditors from Arthur Andersen LLP to KPMG LLP.

One report on Form 8-K, dated August 12, 2002, filed during the quarter ended September 30, 2002, reported under Item 9 the announcement that CNF submitted to the Securities and Exchange Commission (SEC) the Statements under Oath of the principal executive officer and principal financial officer in accordance with the SEC’s June 27, 2002 Order requiring the filing of sworn statements pursuant to Section 21(a)(1) of the Securities and Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNF INC. (Registrant)

March 21, 2003	/s/ GREGORY L. QUESNEL Gregory L. Quesnel President and Chief Executive Officer

March 21, 2003	/s/ CHUTTA RATNATHICAM Chutta Ratnathicam Senior Vice President and Chief Financial Officer

March 21, 2003	/s/ KEVIN S. COEL Kevin S. Coel Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 21, 2003	/s/ DONALD E. MOFFITT Donald E. Moffitt Chairman of the Board

March 21, 2003	/s/ GREGORY L. QUESNEL Gregory L. Quesnel President, Chief Executive Officer and Director

March 21, 2003	/s/ ROBERT ALPERT Robert Alpert Director

March 21, 2003	/S/ KEVIN BURNS Kevin Burns Director

March 21, 2003	/s/ MARGARET G. GILL Margaret G. Gill Director

March 21, 2003	/s/ ROBERT JAUNICH II Robert Jaunich II Director

March 21, 2003	/s/ W. KEITH KENNEDY, JR. W. Keith Kennedy, Jr. Director

March 21, 2003	/s/ MICHAEL J. MURRAY Michael J. Murray Director

March 21, 2003	/s/ JOHN C. POPE John C. Pope Director

March 21, 2003	/s/ ROBERT D. ROGERS Robert D. Rogers Director

March 21, 2003	/s/ WILLIAM J. SCHROEDER William J. Schroeder Director

March 21, 2003	/s/ ROBERT P. WAYMAN Robert P. Wayman Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gregory L. Quesnel, certify that:

1.	I have reviewed this annual report on Form 10-K of CNF Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 21, 2003	/s/ GREGORY L. QUESNEL
Gregory L. Quesnel Chief Executive Officer

I, Chutta Ratnathicam, certify that:

1.	I have reviewed this annual report on Form 10-K of CNF Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 21, 2003	/s/ CHUTTA RATNATHICAM
Chutta Ratnathicam Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of CNF Inc.:

We have audited the accompanying consolidated balance sheet of CNF Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of CNF Inc. and subsidiaries as of December 31, 2001, and for each of the years in the two-year period ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors’ report dated January 25, 2002 (except with respect to the increase in the unsecured revolving credit facility as discussed in Note 5, as to which the date is February 22, 2002) on those consolidated financial statements was unqualified, before the revision and restatement described in Notes 1 and 15, respectively, to the consolidated financial statements and included an explanatory paragraph that described the change in the Company’s method of accounting for recognition of its in-transit freight transportation revenue.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNF Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the consolidated financial statements of CNF Inc. and subsidiaries as of December 31, 2001, and for each of the years in the two-year period ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note 1 to the consolidated financial statements, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), which was adopted by the Company as of January 1, 2002. Further, as described in Note 15 to the consolidated financial statements, the Company changed the composition of its reportable segments in 2002, and the amounts in the 2001 and 2000 consolidated financial statements relating to reportable segments have been restated to conform to the 2002 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 and 2000 consolidated financial statements. In our opinion, the SFAS 142 transitional disclosures for 2001 and 2000 in Note 1 to the consolidated financial statements are appropriate and the adjustments that were applied to restate the 2001 and 2000 reportable segment disclosures in Note 15 to the consolidated financial statements are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of CNF Inc. and subsidiaries other than with respect to such disclosures and adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

/s/ KPMG LLP
KPMG LLP

San Francisco, California

January 24, 2003 (except with respect to

the negotiated return of leased aircraft as discussed

in Note 3, as to which the date is February 3, 2003)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders of CNF Inc.:

We have audited the accompanying consolidated balance sheet of CNF Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statement of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNF Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 to the consolidated financial statements effective January 1, 2000, the Company changed its method of accounting for recognition of its in-transit freight transportation revenue.

/s/ ARTHUR ANDERSEN LLP
Arthur Andersen LLP

San Francisco, California

January 25, 2002

(except with respect to the increase in the

unsecured revolving credit facility as discussed

in Note 5, as to which the date is February 22, 2002)

THIS IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

ARTHUR ANDERSEN LLP WERE THE INDEPENDENT ACCOUNTANTS FOR CNF INC. UNTIL MAY 30, 2002. REPRESENTATIVES OF ARTHUR ANDERSEN LLP ARE NOT AVAILABLE TO PROVIDE THE CONSENT REQUIRED FOR THE INCORPORATION BY REFERENCE OF THEIR REPORT ON THE FINANCIAL STATEMENTS OF CNF INC. APPEARING IN THIS ANNUAL REPORT INTO REGISTRATION STATEMENTS FILED BY CNF INC. WITH THE SECURITIES AND EXCHANGE COMMISSION AND CURRENTLY EFFECTIVE UNDER THE SECURITIES ACT OF 1933. BECAUSE ARTHUR ANDERSEN LLP HAVE NOT CONSENTED TO THE INCORPORATION BY REFERENCE OF THEIR REPORT, INVESTORS WILL NOT BE ABLE TO RECOVER AGAINST ARTHUR ANDERSEN LLP UNDER SECTION 11 OF THE SECURITIES ACT OF 1933 FOR ANY UNTRUE STATEMENTS OF A MATERIAL FACT CONTAINED IN THE FINANCIAL STATEMENTS AUDITED BY ARTHUR ANDERSEN LLP THAT ARE CONTAINED IN THIS REPORT OR ANY OMISSIONS TO STATE A MATERIAL FACT REQUIRED TO BE STATED THEREIN.

INDEPENDENT AUDITORS’ REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of CNF Inc.:

Under date of January 24, 2003 (except with respect to the negotiated return of leased aircraft as discussed in Note 3, as to which the date is February 3, 2003), we reported on the consolidated balance sheet of CNF Inc. and subsidiaries as of December 31, 2002, and the related statements of operations, shareholders’ equity, and cash flows for the year then ended, which are included in this Form 10-K for the year ended December 31, 2002. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in this Form 10-K for the year ended December 31, 2002. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit. The financial statement schedule for each of the years in the two-year period ended December 31, 2001 was audited by other auditors who have ceased operations. Those auditors’ reports dated January 25, 2002 on this financial statement schedule was unqualified.

In our opinion, such financial statement schedule for the year ended December 31, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

The consolidated financial statements of CNF Inc. and subsidiaries as of December 31, 2001, and for each of the years in the two-year period ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note 1 to the consolidated financial statements, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), which was adopted by the Company as of January 1, 2002. Further, as described in Note 15 to the consolidated financial statements, the Company changed the composition of its reportable segments in 2002, and the amounts in the 2001 and 2000 financial statements relating to reportable segments have been restated to conform to the 2002 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 and 2000 financial statements. In our opinion, the SFAS 142 transitional disclosures for 2001 and 2000 in Note 1 to the consolidated financial statements are appropriate and the adjustments that were applied to restate the 2001 and 2000 reportable segment disclosures in Note 15 to the consolidated financial statements are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements or financial statement schedule of CNF Inc. other than with respect to such disclosures and adjustments and, accordingly, we do not express an opinion or any form of assurance on the 2001 or 2000 consolidated financial statements taken as a whole.

/s/ KPMG LLP
KPMG LLP

January 24, 2003 (except with respect to the

negotiated return of leased aircraft as discussed

in Note 3, as to which the date is February 3, 2003).

INDEPENDENT PUBLIC ACCOUNTANTS’ REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of CNF Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in CNF Inc.’s 2001 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 25, 2002 (except with respect to the increase in the unsecured revolving credit facility as discussed in Note 5, as to which the date is February 22, 2002). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Schedule II—Valuation and Qualifying Accounts on page S-2 is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP

San Francisco, California

January 25, 2002

THIS IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

ARTHUR ANDERSEN LLP WERE THE INDEPENDENT ACCOUNTANTS FOR CNF INC. UNTIL MAY 30, 2002. REPRESENTATIVES OF ARTHUR ANDERSEN LLP ARE NOT AVAILABLE TO PROVIDE THE CONSENT REQUIRED FOR THE INCORPORATION BY REFERENCE OF THEIR REPORT ON THE FINANCIAL STATEMENTS OF CNF INC. APPEARING IN THIS ANNUAL REPORT INTO REGISTRATION STATEMENTS FILED BY CNF INC. WITH THE SECURITIES AND EXCHANGE COMMISSION AND CURRENTLY EFFECTIVE UNDER THE SECURITIES ACT OF 1933. BECAUSE ARTHUR ANDERSEN LLP HAVE NOT CONSENTED TO THE INCORPORATION BY REFERENCE OF THEIR REPORT, INVESTORS WILL NOT BE ABLE TO RECOVER AGAINST ARTHUR ANDERSEN LLP UNDER SECTION 11 OF THE SECURITIES ACT OF 1933 FOR ANY UNTRUE STATEMENTS OF A MATERIAL FACT CONTAINED IN THE FINANCIAL STATEMENTS AUDITED BY ARTHUR ANDERSEN LLP THAT ARE CONTAINED IN THIS REPORT OR ANY OMISSIONS TO STATE A MATERIAL FACT REQUIRED TO BE STATED THEREIN.

SCHEDULE II

CNF INC.

VALUATION AND QUALIFYING ACCOUNTS

THREE YEARS ENDED DECEMBER 31, 2002

(Dollars in thousands)

DESCRIPTION

Allowance for Uncollectible Accounts

	Balance at Beginning of Period	Additions		Deductions (a)	Balance at End of Period
		(1) Charged to Costs and Expenses	(2) Charged to Other Accounts
2002	$22,675	$17,817	$—	$(18,090)	$22,402
2001	21,722	17,435	—	(16,482)	22,675
2000	26,163	9,070	—	(13,511)	21,722
(a) Accounts written off net of recoveries.

Allowance for Costs of Discontinued Operations

	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		(1) Charged to Costs and Expenses	(2) Charged to Other Accounts
2002	$3,257	$—	$—	$(2,037)	$1,220
2001	22,144	3,561	—	(22,448)	3,257
2000	—	22,144	—	—	22,144

Restructuring Reserves

	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		(1) Charged to Costs and Expenses	(2) Charged to Other Accounts
2002	$370,536	$—	$—	$(302,861)	$67,675
2001	—	652,241	—	(281,705)	370,536

INDEX TO EXHIBITS

ITEM 15a(3)

Exhibit No.
(3)	Articles of incorporation and by-laws:

	3.1	CNF Transportation Inc. Certificate of Incorporation, as amended.

	3.2	CNF Transportation Inc. By-laws, as amended September 28, 1998

(4)	Instruments defining the rights of security holders, including debentures:

	4.1	Certificate of Designations of the Series B Cumulative Convertible Preferred Stock. (Exhibit 4.1 as filed on Form SE dated May 25, 1989*)

4.2

Indenture between the Registrant and Bank One, Columbus, NA, as successor trustee, with respect to 9 1/8% Notes Due 1999, Medium-Term Notes, Series A and 7.35% Notes due 2005. (Exhibit 4.1 as filed on Form SE dated March 20, 1990*)

	4.3	Indenture between the Registrant and The First National Bank of Chicago Bank, trustee, with respect to debt securities. (Exhibit 4(d) as filed on Form S-3 dated June 27, 1995*)

	4.4	Indenture between the Registrant and Bank One, Columbus, NA, trustee, with respect to subordinated debt securities. (Exhibit 4(e) as filed on Form S-3 dated June 27, 1995*)

	4.5	Form of Security for 7.35% Notes due 2005 issued by Consolidated Freightways, Inc. (Exhibit 4.4 as filed on Form S-4 dated June 27, 1995*)

	4.6	Declaration of Trust of the Trust (Exhibit 4(k) to CNF’s Amendment 1 to Form S-3 dated May 30, 1997*)

	4.7	Form of Amended and Restated Declaration of Trust of the Trust, including form of Trust Preferred Security. (Exhibit 4(l) to CNF’s Amendment 1 to Form S-3 dated May 9, 1997*)

	4.8	Form of Guarantee Agreement with respect to Trust Preferred Securities. (Exhibit 4(m) to CNF’s Amendment 1 to Form S-3 dated May 30, 1997*)

	4.9	Form of Indenture between CNF Transportation Inc. and Bank One Trust Company, National Association (Exhibit 4(d)(i) to CNF’s Form 8-K dated March 3, 2000*).

	4.10	Form of Security for 8 7/8% Notes due 2010 issued by CNF Transportation Inc. (Exhibit 4(i) to CNF’s Form 8-K dated March 3, 2000*).

	4.11	$350 Million Credit Agreement dated July 3, 2001 among CNF Inc. and various financial institutions.

	4.12	Security Agreement for the $350 Million Credit Agreement dated December 21, 2001.

	4.13	Amendment No. 1 dated December 21, 2001 to the $350 Million Credit Agreement.

	4.14	Amendment No. 2 dated February 22, 2002 to the $350 Million Credit Agreement.

Instruments defining the rights of security holders of long-term debt of CNF Inc., and its subsidiaries for which financial statements are required to be filed with this Form 10-K, of which the total amount of securities authorized under each such instrument is less than 10% of the total assets of CNF Inc. and its subsidiaries on a consolidated basis, may not have been filed as exhibits to this Form 10-K. CNF agrees to furnish a copy of each applicable instrument to the Securities and Exchange Commission upon request.

(10)	Material contracts:

	10.1	Consolidated Freightways, Inc. Long-Term Incentive Plan of 1988 as amended through Amendment 3. (Exhibit 10.2 as filed on Form SE dated March 25, 1991*#)

Exhibit No.
10.2	Emery Air Freight Plan for Retirees, effective October 31, 1987. (Exhibit 4.23 to the Emery Air Freight Corporation Quarterly Report on Form 10-Q dated November 16, 1987**)

10.3

Employee Stock Ownership Trust Agreement, dated as of October 8, 1987, as amended, between Emery Air Freight Corporation and Arthur W. DeMelle, Daniel J. McCauley and Daniel W. Shea, as Trustees under the ESOP Trust. (Exhibit 4.34 to the Emery Air Freight Corporation Annual Report on Form 10-K dated March 28, 1988**)

10.4

Amended and Restated Subscription and Stock Purchase Agreement dated as of December 31, 1987 between Emery Air Freight Corporation and Boston Safe Deposit and Trust Company in its capacity as successor trustee under the Emery Air Freight Corporation Employee Stock Ownership Plan Trust (“Boston Safe”). (Exhibit B to the Emery Air Freight Corporation Current Report on Form 8-K dated January 11, 1988**)

10.5

Supplemental Subscription and Stock Purchase Agreement dated as of January 29, 1988 between Emery Air Freight Corporation and Boston Safe. (Exhibit B to the Emery Air Freight Corporation Current Report on Form 8-K dated February 12, 1988**)

10.6

Trust Indenture, dated as of November 1, 1988, between City of Dayton, Ohio and Security Pacific National Trust Company (New York), as Trustee and Bankers Trust Company, Trustee. (Exhibit 4.1 to Emery Air Freight Corporation Current Report on Form 8-K dated December 2, 1988**)

10.7

Bond Purchase Agreement dated November 7, 1988, among the City of Dayton, Ohio, the Emery Air Freight Corporation and Drexel Burnham Lambert Incorporated. (Exhibit 28.7 to the Emery Air Freight Corporation Current Report on Form 8-K dated December 2, 1988**)

10.8

Lease agreement dated November 1, 1988 between the City of Dayton, Ohio and Emery Air Freight Corporation. (Exhibit 10.1 to the Emery Air Freight Corporation Annual Report on Form 10-K for the year ended December 31, 1988**)

10.9

Official Statement of the Issuer’s Special Facilities Revenue Refunding Bonds, 1993 Series E and F dated September 29, 1993 among the City of Dayton, Ohio and Emery Air Freight Corporation. (Exhibit 10.1 to CNF’s Form 10-Q for the quarterly period ended September 30, 1993*).

10.10	Trust Indenture, dated September 1, 1993 between the City of Dayton, Ohio and Banker’s Trust Company as Trustee. (Exhibit 10.2 to CNF’s Form 10-Q for the quarterly period ended September 30, 1993*).

10.11

Supplemental Lease Agreement dated September 1, 1993 between the City of Dayton, Ohio, as Lessor, and Emery Air Freight Corporation, as Lessee. (Exhibit 10.3 to CNF’s Form 10-Q for the quarterly period ended September 30, 1993*).

10.12	Supplemental Retirement Plan dated January 1, 1990. (Exhibit 10.31 to CNF’s Form 10-K for the year ended December 31, 1993*#)

10.13	Directors’ 24-Hour Accidental Death and Dismemberment Plan. (Exhibit 10.32 to CNF’s Form 10-K for the year ended December 31, 1993*#)

10.14	Executive Split-Dollar Life Insurance Plan dated January 1, 1994. (Exhibit 10.33 to CNF’s Form 10-K for the year ended December 31, 1993*#)

10.15	Board of Directors’ Compensation Plan dated January 1, 1994. (Exhibit 10.34 to CNF’s Form 10-K for the year ended December 31, 1993*#)

10.16	Directors’ Business Travel Insurance Plan. (Exhibit 10.36 to CNF’s Form 10-K for the year ended December 31, 1993*#)

10.17	Deferred Compensation Plan for Executives 1998 Restatement. (Exhibit 10.20 to CNF’s Form 10-K for the year ended December 31, 1997.*#)

Exhibit No.
10.18	Amended and Restated 1993 Nonqualified Employee Benefit Plans Trust Agreement dated January 1, 1995. (Exhibit 10.38 to CNF’s Form 10-K for the year ended December 31, 1994.*#)

10.19	Amended and Restated Retirement Plan for Directors of Consolidated Freightways, Inc. dated January 1, 1994. (Exhibit 10.40 to CNF’s Form 10-K for the year ended December 31, 1994.*#)

10.20	CNF Transportation Inc. Return on Equity Plan, as amended through Amendment No. 1 (Exhibit 10.24 to CNF’s Form 10-K for the year ended December 31, 1997.*#)

10.21

Employee Benefit Matters Agreement by and between Consolidated Freightways, Inc. and Consolidated Freightways Corporation dated December 2, 1996. (Exhibit 10.33 to CNF’s Form 10-K for the year ended December 31, 1996.*#)

10.22

Distribution Agreement between Consolidated Freightways, Inc., and Consolidated Freightways Corporation dated November 25, 1996. (Exhibit 10.34 to CNF’s Form 10-K for the year ended December 31, 1996.*)

10.23	Transition Services Agreement between CNF Service Company, Inc. and Consolidated Freightways Corporation dated December 2, 1996. (Exhibit to CNF’s Form 10-K for the year ended December 31, 1996.*)

10.24	Tax Sharing Agreement between Consolidated Freightways, Inc., and Consolidated Freightways Corporation dated December 2, 1996. (Exhibit to CNF’s Form 10-K for the year ended December 31, 1996.*)

10.25	CNF Transportation Inc. 1997 Equity and Incentive Plan as amended as of January 31, 2000. (Exhibit A to CNF’s Proxy Statement dated March 20, 2000.*#)

10.26	CNF Transportation Inc. Deferred Compensation Plan for Directors 1998 Restatement. (Exhibit 10.34 to CNF’s Form 10-K for the year ended December 31, 1997.*#)

10.27	CNF Transportation Inc. Executive Severance Plan. (Exhibit 10.32 to CNF’s Form 10-K for the year ended December 31, 1998.*#)

10.28	CNF Inc. Summary of Incentive Compensation plans for 2002.*#

10.29	Value Management Plan dated June 28, 1999.*#

10.30	Amendment No. 1 dated June 28, 1999, to the Deferred Compensation Plan for Executives 1998 Restatement.

10.31	Amendment No. 2 dated August 21, 2000, to the Deferred Compensation Plan for Executives 1998 Restatement.

10.32	Amendment No. 3 dated January 1, 2001, to the Deferred Compensation Plan for Executives 1998 Restatement.

10.33	Amendment No. 4 dated May 14, 2001, to the Deferred Compensation Plan for Executives 1998 Restatement.

10.34	Amendment No. 5 dated December 4, 2001 to the Deferred Compensation Plan for Executives 1998 Restatement.

10.35	Amendment No. 1 dated April 30, 1999, to the Amended and Restated Retirement Plan for Directors of CNF Transportation Inc.

10.36	Amendment No. 2 dated June 28, 1999, to the CNF Transportation Inc. Return on Equity Plan, as amended through Amendment No. 1.

10.37	Amendment No. 3 dated August 21, 2000, to the CNF Transportation Inc. Return on Equity Plan, as amended through Amendment No. 1.

10.38	Amendment No. 4 dated May 14, 2001, to the CNF Transportation Inc. Return on Equity Plan, as amended through Amendment No. 1.

Exhibit No.

10.39	Amendment No. 1 dated December 13, 2000, to the CNF Transportation Inc. Executive Severance Plan.

10.40	Amendment No. 2 dated April 30, 2000, to the CNF Transportation Inc. Executive Severance Plan.

10.41	Amendment No. 3 dated December 4, 2001, to the CNF Transportation Inc. Executive Severance Plan.

10.42	Amendment No. 4 dated December 4, 2001, to the Value Management Plan dated June 28, 1999.

(12.a)	Computation of ratios of earnings to fixed charges

(12.b)	Computation of ratios of earnings to combined fixed charges and preferred stock dividends.

(21)	Significant Subsidiaries of CNF.

(23.1)	Consent of Independent Public Accountants

(99)	Additional documents:

99.1

CNF Inc. 2002 Notice of Annual Meeting and Proxy Statement dated March 24, 2003 and filed on Form DEF 14A. (Only those portions referenced herein are incorporated in this Form 10-K. Other portions are not required and, therefore, are not “filed” as a part of this Form 10-K.*)

	99.2	Note Agreement dated as of July 17, 1989, between the ESOP, Consolidated Freightways, Inc. and the Note Purchasers named therein. (Exhibit 28.1 as filed on Form SE dated July 21, 1989*)

	99.3	Guarantee and Agreement dated as of July 17, 1989, delivered by Consolidated Freightways, Inc. (Exhibit 28.2 as filed on Form SE dated July 21, 1989*).

99.4

Form of Restructured Note Agreement between Consolidated Freightways, Inc., Thrift and Stock Ownership Trust as Issuer and various financial institutions as Purchasers named therein, dated as of November 3, 1992. (Exhibit 28.4 to CNF’s Form 10-K for the year ended December 31, 1992*).

	99.5	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.6	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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