Form 10-Q
period 2003-03-31
CNF INC
filed 2003-05-12
CIK 23675

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


          _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2003

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
                    Telephone Number (650) 494-2900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_   No __



Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes _X_   No __



          Number of shares of Common Stock, $.625 par value, outstanding as of April 30, 2003: 49,596,218



                               CNF INC.
                               FORM 10-Q
                      Quarter Ended March 31, 2003

_______________________________________________________________________
_______________________________________________________________________


                                 INDEX



PART I.   FINANCIAL INFORMATION                                  Page

  Item 1. Financial Statements

          Consolidated Balance Sheets -
            March 31, 2003 and December 31, 2002                   3

          Statements of Consolidated Income -
            Three Months Ended March 31, 2003 and 2002             5

          Statements of Consolidated Cash Flows -
            Three Months Ended March 31, 2003 and 2002             6

          Notes to Consolidated Financial Statements               7

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   16

  Item 4. Controls and Procedures                                 28


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                       29

  Item 4. Submission of Matters to a Vote of Security Holders    30

  Item 6. Exhibits and Reports on Form 8-K                        31

  Signatures                                                      32

  Certification of Officers pursuant to Section 302
         of Sarbanes-Oxley Act of 2002                            33

                     PART I. FINANCIAL INFORMATION



                     ITEM 1.  Financial Statements


                                CNF INC.
                      CONSOLIDATED BALANCE SHEETS
                         (Dollars in thousands)


                                                      March 31,    December 31,
                                                        2003           2002
                                                    ------------   ------------
ASSETS

Current Assets
  Cash and cash equivalents                         $   237,897    $   270,404
  Trade accounts receivable, net                        717,124        716,037
  Other accounts receivable                             112,818        129,535
  Operating supplies, at lower of average
    cost or market                                       20,660         19,612
  Prepaid expenses                                       56,593         43,885
  Deferred income taxes                                  86,953         89,015
                                                    ------------   ------------
    Total Current Assets                              1,232,045      1,268,488
                                                    ------------   ------------


Property, Plant and Equipment, at Cost
        Land                                            162,767        162,767
        Buildings and leasehold improvements            772,453        769,536
        Revenue equipment                               643,306        609,631
        Other equipment                                 381,304        377,110
                                                    ------------   ------------
                                                      1,959,830      1,919,044
        Accumulated depreciation and amortization      (933,957)      (903,690)
                                                    ------------   ------------
                                                      1,025,873      1,015,354
                                                    ------------   ------------
Other Assets
        Deferred charges and other assets               126,851        133,411
        Capitalized software, net                        74,519         75,674
        Goodwill, net                                   240,614        240,593
        Deferred income taxes                             1,791          6,241
                                                    ------------   ------------
                                                        443,775        455,919
                                                    ------------   ------------

Total Assets                                        $ 2,701,693    $ 2,739,761
                                                    ============   ============



    The accompanying notes are an integral part of these statements.

                                CNF INC.
                      CONSOLIDATED BALANCE SHEETS
            (Dollars in thousands except per share amounts)


                                                      March 31,    December 31,
                                                        2003           2002
LIABILITIES AND SHAREHOLDERS' EQUITY                ------------   ------------

Current Liabilities
  Accounts payable                                  $   347,707    $   356,605
  Accrued liabilities (Note 3)                          319,785        334,758
  Accrued claims costs                                  137,109        141,632
  Accrued aircraft leases and return provision
    (Note 4)                                             12,529         27,770
  Current maturities of long-term debt and
    capital leases                                       14,210         12,289
                                                    ------------   ------------
      Total Current Liabilities                         831,340        873,054

Long-Term Liabilities
  Long-term debt and guarantees                         434,245        447,234
  Long-term obligations under capital leases            110,339        110,376
  Accrued claims costs                                  124,876        128,447
  Employee benefits                                     304,093        294,541
  Other liabilities and deferred credits                 38,914         43,111
                                                    ------------   ------------
    Total Liabilities                                 1,843,807      1,896,763
                                                    ------------   ------------
Commitments and Contingencies (Note 8)

Company-Obligated Mandatorily Redeemable
  Preferred Securities of Subsidiary Trust
  Holding Solely Convertible Debentures of
  the Company (Note 6)                                  125,000        125,000

Shareholders' Equity

  Preferred stock, no par value; authorized
    5,000,000 shares:  Series B, 8.5% cumulative,
    convertible, $.01 stated value; designated
    1,100,000 shares; issued 778,800 and 784,007
    shares, respectively                                      8              8
    Additional paid-in capital, preferred stock         118,448        119,239
    Deferred compensation, Thrift and Stock Plan        (63,732)       (65,723)
                                                    ------------   ------------
      Total Preferred Shareholders' Equity               54,724         53,524
                                                    ------------   ------------
  Common stock, $.625 par value; authorized
    100,000,000 shares; issued 56,112,785 and
    56,046,790 shares, respectively                      35,070         35,029
  Additional paid-in capital, common stock              346,790        345,054
  Retained earnings                                     517,794        506,816
  Deferred compensation, restricted stock                (3,530)        (3,710)
  Cost of repurchased common stock
    (6,537,843 and 6,563,868 shares, respectively)     (161,199)      (161,841)
                                                    ------------   ------------
                                                        734,925        721,348
  Accumulated Other Comprehensive Loss (Note 5)         (56,763)       (56,874)
                                                    ------------   ------------
      Total Common Shareholders' Equity                 678,162        664,474
                                                    ------------   ------------
      Total Shareholders' Equity                        732,886        717,998
                                                    ------------   ------------
        Total Liabilities and Shareholders' Equity  $ 2,701,693    $ 2,739,761
                                                    ============   ============


    The accompanying notes are an integral part of these statements.

                                CNF INC.
                   STATEMENTS OF CONSOLIDATED INCOME
            (Dollars in thousands except per share amounts)


                                                        Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                        2003           2002
                                                    ------------   ------------
REVENUES                                            $ 1,206,241    $ 1,067,074

Costs and Expenses
  Operating expenses                                  1,013,671        881,090
  General and administrative expenses                   118,290        109,776
  Depreciation                                           33,232         35,844
                                                    ------------   ------------
                                                      1,165,193      1,026,710
                                                    ------------   ------------
OPERATING INCOME                                         41,048         40,364
                                                    ------------   ------------

Other Income (Expense)
  Investment income                                         586          1,608
  Interest expense (Note 7)                              (7,661)        (5,885)
  Dividend requirement on preferred
    securities of subsidiary trust (Note 6)              (1,563)        (1,563)
  Miscellaneous, net                                     (2,975)        (1,302)
                                                    ------------   ------------
                                                        (11,613)        (7,142)

                                                    ------------   ------------
Income before Taxes                                      29,435         33,222
  Income Tax Provision                                   11,480         12,956
                                                    ------------   ------------

Net Income                                               17,955         20,266
        Preferred Stock Dividends                         2,026          2,005
                                                    ------------   ------------
NET INCOME AVAILABLE TO COMMON
        SHAREHOLDERS                                 $   15,929     $   18,261
                                                    ============   ============

Weighted-Average Common Shares Outstanding (Note 1)
  Basic                                              49,396,071     48,928,532
  Diluted                                            53,652,665     56,482,649

Earnings per Common Share (Note 1)
  Basic                                              $     0.32     $     0.37
                                                    ============   ============
  Diluted                                            $     0.30     $     0.35
                                                    ============   ============


    The accompanying notes are an integral part of these statements.

                                CNF INC.
                  STATEMENTS OF CONSOLIDATED CASH FLOWS
                        (Dollars in thousands)

                                                          Three Months Ended
                                                               March 31,
                                                     --------------------------
                                                        2003           2002
                                                     -----------    -----------

Cash and Cash Equivalents, Beginning of Period       $  270,404     $  400,763

Operating Activities
 Net income                                              17,955         20,266
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization, net of accretion       37,434         40,492
   Increase in deferred income taxes                      6,453          6,512
   Amortization of deferred compensation                  2,471          1,899
   Provision for uncollectible accounts                   2,835          3,521
   Equity in earnings of Vector                          (2,976)        (1,309)
   Loss (Gain) on sales of property and equipment, net      873        (14,078)
   Loss from equity ventures                              1,370            561
   Changes in assets and liabilities:
     Receivables                                         16,613         11,830
     Prepaid expenses                                   (12,708)       (16,062)
     Accounts payable                                    (6,307)        10,541
     Accrued liabilities                                 38,787         22,612
     Accrued incentive compensation                     (50,694)         8,742
     Accrued claims costs                                (8,094)           684
     Income taxes                                            -           2,763
     Employee benefits                                    7,352          3,109
     Accrued aircraft leases and return provision       (23,656)       (46,052)
     Deferred charges and credits                         6,467          1,297
     Other                                                 (635)        (1,966)
                                                     -----------    -----------
 Net Cash Provided by Operating Activities               33,540         55,362
                                                     -----------    -----------

Investing Activities
   Capital expenditures                                 (44,866)       (24,142)
   Software expenditures                                 (3,797)        (4,287)
   Proceeds from sales of property and equipment, net       458          5,396
                                                     -----------    -----------
 Net Cash Used in Investing Activities                  (48,205)       (23,033)
                                                     -----------    -----------

Financing Activities
   Repayments of long-term debt, guarantees and
     capital leases                                     (10,024)       (14,398)
   Proceeds from exercise of stock options                1,327          1,532
   Payments of common dividends                          (4,951)        (4,898)
   Payments of preferred dividends                       (5,124)        (5,274)
                                                     -----------    -----------
 Net Cash Used in Financing Activities                  (18,772)       (23,038)
                                                     -----------    -----------

 Net Cash Provided by (Used in) Continuing Operations   (33,437)         9,291
                                                     -----------    -----------
 Net Cash Provided by (Used in) Discontinued
   Operations                                               930         (2,432)
                                                     -----------    -----------
 Increase (Decrease) in Cash and Cash Equivalents       (32,507)         6,859
                                                     -----------    -----------
Cash and Cash Equivalents, End of Period             $  237,897     $  407,622
                                                     ===========    ===========


The accompanying notes are an integral part of these statements.

                               CNF INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Principal Accounting Policies

Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the accompanying consolidated financial statements of CNF Inc. and its wholly owned subsidiaries ("CNF") have been prepared by CNF, without audit by independent public accountants. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements included in CNF's 2002 Annual Report on Form 10-K.

Earnings per Share

Basic earnings per common share ("EPS") is computed by dividing reported net income available to common shareholders by the weighted-average common shares outstanding. The calculation of diluted EPS is calculated as follows:


                                                Three Months Ended
(Dollars in thousands except per share data)         March 31,
                                            --------------------------
                                                 2003         2002
                                            ------------  ------------
Earnings:
  Net income available to common
     shareholders                           $    15,929   $    18,261
  Add-backs:
     Dividends on preferred stock, net of
       replacement funding                          324           283
     Dividends on preferred securities of
       subsidiary trust, net of tax                  -            954
                                            ------------  ------------
                                            $    16,253   $    19,498
                                            ============  ============
Shares:
  Weighted-average common shares
    outstanding                              49,396,071    48,928,532
  Stock options                                 487,615       674,991
  Series B preferred stock                    3,768,979     3,754,126
  Preferred securities of subsidiary trust           -      3,125,000
                                            ------------  ------------
                                             53,652,665    56,482,649
                                            ============  ============

Diluted earnings per share                  $      0.30   $      0.35
                                            ============  ============

For the three months ended March 31, 2003, the preferred securities of subsidiary trust were anti-dilutive. As a result, the assumed shares and related add-back to net income available to common shareholders under the if-converted method have been excluded from the calculation of diluted EPS. If the securities had been dilutive, the assumed shares from the preferred securities of subsidiary trust under the if-converted method would have been 3,125,000 shares for the three months ended March 31, 2003.

Stock-Based Compensation

Officers and non-employee directors have been granted options under CNF's stock option plans to purchase common stock of CNF at prices equal to the market value of the stock on the date of grant. CNF accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the dates of grant.

The following table sets forth the effect on net income and earnings per share if CNF had applied the fair-value based method and recognition provisions of SFAS 123, " Accounting for Stock-Based
Compensation," to stock-based compensation:

(Dollars in thousands, except per share          Three months ended
data)                                                 March 31,
                                            --------------------------
                                                2003          2002
                                            -----------   ------------
Net income available to common
  shareholders, as reported                 $   15,929    $    18,261
Additional compensation cost, net of
  tax, that would have been included in
  net income if the fair value method
  had been applied                                (421)          (294)
                                            -----------   ------------
Pro forma net income available to
  common shareholders as if the fair
  value method had been applied             $   15,508    $    17,967
                                            ===========   ============

Earnings per share:
   Basic:
     As reported                            $     0.32    $      0.37
                                            ===========   ============
     Pro Forma                              $     0.31    $      0.37
                                            ===========   ============
   Diluted:
     As reported                            $     0.30    $      0.35
                                            ===========   ============
     Pro Forma                              $     0.30    $      0.34
                                            ===========   ============

These pro forma effects of applying SFAS 123 may not be indicative of future amounts.


New Accounting Standards

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). During the quarter ended December 31, 2002, CNF adopted the disclosure provisions of FIN 45, which require increased disclosure of guarantees, including those for which likelihood of payment is remote. FIN 45 also requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement provisions of FIN 45 are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. CNF adopted FIN 45 with no material impact.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities: an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses or receives a majority of its expected residual returns. The consolidation requirements of FIN 46 apply immediately to variable interest entities created or modified after January 31, 2003 and apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. CNF has adopted the currently applicable sections of FIN 46 with no material impact.

Reclassification

Certain amounts in the prior-period financial statements have been reclassified to conform to the current-period presentation.

2.  Reporting Segments

Consistent with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," CNF discloses segment information in the manner in which the components are organized for making operating decisions, assessing performance and allocating resources. CNF's principal businesses consist of Con-Way Transportation Services ("Con-Way") and Menlo Worldwide. For financial reporting purposes, CNF is divided into five reporting segments. The operating results of Con-Way are reported as one reporting segment while Menlo Worldwide is divided into three reporting segments: Menlo Worldwide Forwarding, Menlo Worldwide Logistics ("Logistics"), and Menlo Worldwide Other. Also, certain corporate activities and the results of Road Systems, a trailer manufacturer, are reported in the CNF Other reporting segment.

In an effort to unite services offered by the Menlo Worldwide group of businesses under a single brand identity, Menlo Worldwide announced in February 2003 a plan to change the name of its forwarding segment from Emery Forwarding to Menlo Worldwide Forwarding ("Forwarding"). The Forwarding segment consists of the combined operating results of Menlo Worldwide Forwarding, Inc. and its subsidiaries (formerly Emery Air Freight Corporation, Inc), Menlo Worldwide Expedite!, Inc. and a portion of the operations of Emery Worldwide Airlines, Inc. ("EWA"), which ceased air carrier operations in December 2001. In March 2003, Emery Air Freight Corporation, Inc. changed its name to Menlo Worldwide Forwarding, Inc. ("MWF").

Financial Data

Intersegment revenue and related operating income have been eliminated to reconcile to consolidated revenue and operating income. Management evaluates segment performance primarily based on revenue and operating income; therefore, other items included in pretax income, consisting primarily of interest income or expense, are not reported in segment results. Corporate expenses are generally allocated based on measurable services provided to each segment or, for general corporate expenses, based on segment revenue and capital.

(Dollars in thousands)                          Three months ended
                                                     March 31,
                                            --------------------------
                                                2003          2002
                                            ------------  ------------
Revenues from External Customers
 Con-Way Transportation Services            $   519,108   $   454,731
 Menlo Worldwide
   Forwarding                                   445,622       394,761
   Logistics                                    241,502       216,509
                                            ------------  ------------
                                                687,124       611,270
 CNF Other                                            9         1,073
                                            ------------  ------------
                                            $ 1,206,241   $ 1,067,074
                                            ============  ============

Intersegment Revenue Eliminations by
  Segment
 Con-Way Transportation Services            $       110   $        68
 Menlo Worldwide
   Forwarding                                        72            35
   Logistics                                      1,675         3,447
                                            ------------  ------------
                                                  1,747         3,482
 CNF Other                                        5,141         2,345
                                            ------------  ------------
                                            $     6,998   $     5,895
                                            ============  ============
Revenues before Intersegment
  Eliminations
 Con-Way Transportation Services            $   519,218   $   454,799
 Menlo Worldwide
   Forwarding                                   445,694       394,796
   Logistics                                    243,177       219,956
                                            ------------  ------------
                                                688,871       614,752
 CNF Other                                        5,150         3,418
 Intersegment Revenue Eliminations               (6,998)       (5,895)
                                            ------------  ------------
                                            $ 1,206,241   $ 1,067,074
                                            ============  ============

Operating Income (Loss)
 Con-Way Transportation Services            $    37,192   $    33,721
 Menlo Worldwide
   Forwarding                                    (5,431)       (5,713)
   Logistics                                      6,036         7,753
   Other                                          2,976         1,309
                                            ------------  ------------
                                                  3,581         3,349
 CNF Other                                          275         3,294
                                            ------------  ------------
                                            $    41,048   $    40,364
                                            ============  ============

Special Items

CNF's results of operations included various items that affected the period-to-period comparability of the reported operating income (loss) of its reporting segments that CNF has identified as "special" items in the periods presented. Items were identified as such by CNF's management based in part on their materiality to the relevant reporting segment.

(Dollars in thousands)                          Three months ended
                                                     March 31,
                                            --------------------------
                                                2003          2002
                                            ------------  ------------
Con-Way Transportation Services -
 Net gain from the sale of a property       $        -    $     8,675
Menlo Worldwide -
 Forwarding -
   Net gains from payments under the
    Air Transportation Safety and
    System Stabilization Act                      7,230         9,895
 Logistics -
   Net gain from a contract termination              -          1,850
CNF Other -
 Net gain from the sale of a property                -          2,367


Terrorist Attacks

In response to the September 11, 2001 terrorist attacks, the U.S. Congress passed the Air Transportation Safety and System Stabilization Act (the "Act"), a $15 billion emergency economic assistance package intended to mitigate financial losses in the air carrier industry. The legislation provides for $5 billion in direct loss reimbursement and $10 billion in federal loan guarantees and credits, expands war risk insurance coverage for air carriers, and provides some government assistance for short-term increases in insurance premiums. In March 2002, Forwarding received an $11.9 million payment under the Act, resulting in the recognition of a $9.9 million first-quarter net gain in 2002. In March 2003, Forwarding received a final payment of $7.5 million, resulting in a $7.2 million first-quarter net gain in 2003.


3.  Discontinued Operations

Priority Mail Contract

As a result of the termination of the Priority Mail contract described below, the results of operations, and cash flows of the Priority Mail operations have been segregated and classified as discontinued operations. On November 3, 2000, EWA and the U.S. Postal Service ("USPS") announced an agreement (the "Termination Agreement") to terminate their contract for the transportation and sortation of Priority Mail (the "Priority Mail contract"). As described below, all claims relating to amounts owed to EWA under the Priority Mail contract were fully settled in connection with payments from the USPS to EWA in 2002 and 2001.

Under the terms of the Termination Agreement, the USPS agreed to reimburse EWA for Priority Mail contract termination costs. On January 7, 2001, the USPS paid EWA $60.0 million toward the termination costs and on July 3, 2002, the USPS paid EWA $6.0 million to fully settle EWA's Priority Mail contract termination costs, which resulted in a 2002 third-quarter gain from discontinuance of $2.9 million, net of $1.8 million of income taxes.

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

Net current liabilities of the discontinued Priority Mail operations of $4.1 million and $3.2 million at March 31, 2003 and December 31, 2002, respectively, were included in Accrued Liabilities in the Consolidated Balance Sheets.

Spin-Off of CFC

On December 2, 1996, CNF completed the spin-off of Consolidated Freightways Corporation ("CFC") to CNF's shareholders. CNF recognized 2002 third-quarter and fourth-quarter losses from discontinuance of $13.0 million (net of $8.3 million of income taxes) and $2.3 million (net of $1.4 million of income taxes), respectively, in connection with the bankruptcy of CFC in September 2002. For further detailed discussion of this matter, see Note 8, "Commitments and Contingencies," and Item 2, "Management's Discussion and Analysis - Liquidity and Capital Resources - Discontinued Operations - Spin-Off of CFC."


4.  Restructuring Plan

In June 2001, Forwarding began an operational restructuring to align it with management's estimates of future business prospects for domestic heavy air freight and address changes in market conditions, which deteriorated due primarily to a slowing domestic economy and loss of EWA's contracts with the USPS to transport Express Mail and Priority Mail. The $340.5 million second-quarter restructuring charge in 2001 consisted primarily of non-cash impairment charges of $278.0 million and $62.5 million of estimated future cash expenditures related primarily to the return to lessors of certain aircraft leased to EWA. Based on issues identified during inspections conducted by the Federal Aviation Administration ("FAA"), on August 13, 2001, EWA was required to suspend its air carrier operations as part of an interim settlement agreement with the FAA. As a result, EWA furloughed approximately 400 pilots and crewmembers and Forwarding made arrangements to continue its service to customers by utilizing aircraft operated by several other air carriers. Primarily in response to the FAA action and a worsening global economic downturn, Forwarding re-evaluated its restructuring plan. On December 5, 2001, CNF announced that Forwarding (formerly known as "Emery" or "Emery Forwarding") in 2002 would become part of CNF's new Menlo Worldwide group of supply chain services providers and in North America would utilize aircraft operated by other air carriers instead of EWA operating its own fleet of aircraft, and that EWA would permanently cease air carrier operations. In connection with the revised restructuring plan, in the fourth quarter of 2001 Forwarding recognized additional restructuring charges of $311.7 million, including $305.6 million for the planned disposal of leased aircraft, cessation of EWA's remaining operations, and other costs, and $6.1 million for employee separation costs for 157 of Forwarding's non-pilot employees.

In connection with CNF's announcement of the cessation of EWA's air carrier operations on December 5, 2001, EWA terminated the employment of all of its pilots and crewmembers, bringing the total number of terminated employees in 2001 to 800. Those pilots and crewmembers are represented by the Air Line Pilots Association ("ALPA") union under a collective bargaining agreement. Subsequently, ALPA filed a grievance on behalf of the pilots and crewmembers protesting the cessation of EWA's air carrier operations and Forwarding's use of other air carriers. Some aspects of the ALPA matters may be subject to binding arbitration. Based on CNF's current evaluation, management believes that it has addressed its estimated exposure related to the ALPA matters. However, there can be no assurance in this regard as CNF cannot predict with certainty the ultimate outcome of these matters.

Following the fourth-quarter restructuring charge in 2001, Forwarding's cash flows have reflected the cost of having other air carriers provide service to Forwarding's North American customers as well as lease payments and other costs associated with Forwarding's restructuring plan; however, Forwarding's operating expenses have reflected the cost of aircraft operated by other carriers but have not included scheduled rental payments and return costs or other restructuring-related payments, as these expenses were accrued in connection with the restructuring charges.

Forwarding's restructuring reserves for aircraft and other costs declined to $43.0 million at March 31, 2003 from $67.7 million at December 31, 2002 due primarily to payments for costs of terminating aircraft leases and returning aircraft to lessors. In April 2003, Forwarding paid $7.6 million in connection with the return of the last aircraft of the 37-aircraft fleet that was grounded in connection with Forwarding's restructuring plan. Excluding accruals related to the aircraft returned in April 2003, restructuring reserves at March 31, 2003 consisted primarily of CNF's estimated exposure related to labor matters in arbitration, as described above, as well as other estimated remaining restructuring-related obligations.

The restructuring charges recognized during 2001 reflect CNF's estimate of the costs of terminating EWA's air carrier operations and restructuring Forwarding's business and related matters. CNF believes that the estimate is adequate to cover these costs based on information currently available and assumptions management believes are reasonable under the circumstances. However, there can be no assurance that actual costs will not differ from this estimate, and that difference would be recognized as additional expense or income in the period when and if that determination can be made.


5.  Comprehensive Income

Comprehensive income, which is a measure of all changes in equity except those resulting from investments by owners and distributions to owners, was as follows:


(Dollars in thousands)                          Three Months Ended
                                                      March 31,
                                            --------------------------
                                                 2003         2002
                                            ------------  ------------

Net income                                  $    17,955   $    20,266

Other comprehensive income (loss):
 Change in fair value of cash flow
  hedges (Note 7)                                    93         1,179
 Foreign currency translation
  adjustment                                         18        (1,282)
                                            ------------  ------------
                                                    111          (103)
                                            ------------  ------------
Comprehensive income                        $    18,066   $    20,163
                                            ============  ============


The following is a summary of the components of Accumulated Other
Comprehensive Loss:

                                              March 31,   December 31,
(Dollars in thousands)                          2003          2002
                                            ------------  ------------

Accumulated change in fair value of
  cash flow hedges (Note 7)                 $      (301)  $      (394)
Accumulated foreign currency
  translation adjustments                       (25,830)      (25,848)
Minimum pension liability adjustment            (30,632)      (30,632)
                                            ------------  ------------
   Accumulated other comprehensive loss     $   (56,763)  $   (56,874)
                                            ============  ============



6.  Preferred Securities of Subsidiary Trust

On June 11, 1997, CNF Trust I (the "Trust"), a Delaware business trust wholly owned by CNF, issued 2,500,000 of its $2.50 Term Convertible Securities, Series A ("TECONS") to the public for gross proceeds of $125 million. The combined proceeds from the issuance of the TECONS and the issuance to CNF of the common securities of the Trust were invested by the Trust in $128.9 million aggregate principal amount of 5% convertible subordinated debentures due June 1, 2012 (the "Debentures") issued by CNF. The Debentures are the sole assets of the Trust.

Holders of the TECONS are entitled to receive cumulative cash distributions at an annual rate of $2.50 per TECONS (equivalent to a rate of 5% per annum of the stated liquidation amount of $50 per TECONS). CNF has guaranteed, on a subordinated basis, distributions and other payments due on the TECONS, to the extent the Trust has funds available therefore and subject to certain other limitations (the "Guarantee"). The Guarantee, when taken together with the obligations of CNF under the Debentures, the Indenture pursuant to which the Debentures were issued, and the Amended and Restated Declaration of Trust of the Trust, including its obligations to pay costs, fees, expenses, debts and other obligations of the Trust (other than with respect to the TECONS and the common securities of the Trust), provide a full and unconditional guarantee of amounts due on the TECONS.

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

At March 31, 2003, CNF held three interest rate swap derivatives that were initially entered into as cash flow hedges to mitigate the effects of interest rate volatility on floating-rate operating lease payments. One of the three outstanding interest rate swap derivatives qualified for hedge accounting under SFAS 133. At March 31, 2003, the fair value of this interest rate swap designated as a cash flow hedge was reported as a liability of $0.5 million ($0.3 million after tax). In connection with the restructuring charges described above, EWA made payments in the fourth quarter of 2002 to settle its obligation to pay certain future floating-rate aircraft lease payments previously hedged with two of CNF's interest rate swap derivatives. The estimated fair value of these interest rate swaps at December 31, 2002 was reported as a $3.9 million liability in Forwarding's restructuring reserves. Following repayment of EWA's leases, these interest rate swap derivatives did not qualify for hedge accounting under SFAS 133 and were therefore freestanding derivatives. As freestanding derivatives, the $0.1 million increase in the estimated fair value of these interest rate swaps in the first quarter of 2003 was recognized as non-operating income.

Prior to their termination in December 2002, CNF had designated four interest rate swap derivatives as fair value hedges to mitigate the effects of interest rate volatility on the fair value of fixed-rate long-term debt. Immediately prior to CNF receiving cash payments in settlement of the interest rate swaps, the $39.8 million estimated fair value of these derivative instruments was reported in Other Assets in CNF's Consolidated Balance Sheets with an offsetting fair-value adjustment to the carrying amount of the hedged fixed-rate long-term debt. Consistent with SFAS 133, the $39.8 million cumulative adjustment of the carrying amount of long-term debt will be accreted to future earnings at the effective interest rate until the debt is extinguished, at which time any unamortized fair-value adjustment would be fully recognized in earnings. Absent the terminated fair value hedges, the long-term debt will cease to be adjusted for fluctuations in fair value attributable to changes in interest rate risk.


8.  Commitments and Contingencies

Spin-Off of CFC

On December 2, 1996, CNF completed the spin-off of CFC to CNF's shareholders. In connection with the spin-off of CFC, CNF agreed to indemnify certain states, insurance companies and sureties against the failure of CFC to pay certain workers' compensation, tax and public liability claims that were pending as of September 30, 1996. In some cases, these indemnities are supported by letters of credit and surety bonds under which CNF is liable to the issuing bank or the surety company.

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

In addition, CFC was, at the time of the spin-off, and remains a party to certain multiemployer pension plans covering some of its current and former employees. The cessation of its U.S. operations will result in CFC's "complete withdrawal" (within the meaning of applicable federal law) from these multiemployer plans, at which point it will become obligated, under federal law, to pay its share of any unfunded vested benefits under those plans. It is possible that the trustees of CFC's multiemployer pension plans may assert claims that CNF is liable for amounts owing to the plans as a result of CFC's withdrawal from those plans and, if so, there can be no assurance that those claims would not be material. For further detailed discussion of this matter, see Item 2, "Management's Discussion and Analysis - Liquidity and Capital Resources - Discontinued Operations - Spin-Off of CFC."

As a result of the matters discussed above and in Item 2, under "Management's Discussion and Analysis," CNF can provide no assurance that matters relating to the spin-off of CFC and CFC's bankruptcy will not have a material adverse effect on CNF's financial condition, cash flows or results of operations.

Other

CNF is a defendant in various lawsuits incidental to its businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material impact on CNF's financial condition, cash flows, or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's Discussion and Analysis of Financial Condition and Results of Operations (referred to as Management's Discussion and Analysis) is intended to assist in the understanding and assessment of the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of CNF and its subsidiaries. This discussion and analysis should be read in conjunction with the information, including the audited consolidated financial statements and accompanying notes, included in CNF's 2002 Annual Report on Form 10-K.

CNF Inc. provides supply chain management and transportation services for commercial and industrial customers throughout North America and the world. CNF's principal businesses consist of Con-Way Transportation Services ("Con-Way") and Menlo Worldwide. For financial reporting purposes, CNF is divided into five reporting segments. The operating results of Con-Way are reported as one reporting segment while Menlo Worldwide is divided into three reporting segments: Menlo Worldwide Forwarding, Menlo Worldwide Logistics ("Logistics"), and Menlo Worldwide Other. Also, certain corporate activities and the results of Road Systems, a trailer manufacturer, are reported in the CNF Other reporting segment.

In an effort to unite services offered by the Menlo Worldwide group of businesses under a single brand identity, Menlo Worldwide announced in February 2003 a plan to change the name of its forwarding segment from Emery Forwarding to Menlo Worldwide Forwarding ("Forwarding"). The Forwarding segment consists of the combined operating results of Menlo Worldwide Forwarding, Inc. and its subsidiaries (formerly Emery Air Freight Corporation, Inc), Menlo Worldwide Expedite!, Inc. and a portion of the operations of Emery Worldwide Airlines, Inc. ("EWA"), which ceased air carrier operations in December 2001. In March 2003, Emery Air Freight Corporation, Inc. changed its name to Menlo Worldwide Forwarding, Inc. ("MWF").

As used in Management's Discussion and Analysis, all references to CNF, "the Company," "we," "us," and "our" and all similar references mean CNF Inc. and its subsidiaries, unless otherwise expressly stated or the context otherwise requires.


                         RESULTS OF OPERATIONS


CONTINUING OPERATIONS

Net income available to common shareholders of $15.9 million in the first quarter of 2003 ($0.30 per diluted share) declined from $18.3 million ($0.35 per diluted share) in the first quarter of last year as a 1.7% increase in 2003 first-quarter operating income was more than offset by higher net non-operating expenses in the first quarter of 2003. First-quarter operating income of $41.0 million in 2003 included a net gain of $7.2 million ($0.08 per diluted share) from a payment under the Air Transportation Safety and System Stabilization Act (the "Act") while first-quarter operating income of $40.4 million in 2002 included $22.8 million ($0.25 per diluted share) of special items, as summarized below, including a net gain of $9.9 million ($0.11 per diluted share) from a payment under the Act. Excluding the identified special items affecting comparability, CNF's operating income in the first quarter of 2003 increased from the prior-year first quarter due substantially to higher operating income from Con-Way and Menlo Worldwide. CNF's revenue in the first quarter of 2003 rose 13.0% from the same quarter of 2002 due to revenue growth at Con-Way and Menlo Worldwide.

Other net expense in the first quarter of 2003 increased to $11.6 million from $7.1 million in the prior-year first quarter due primarily to higher interest expense on long-term debt, a decrease in investment income on lower cash-equivalent investments, declines in the cash-surrender value of corporate-owned life insurance policies, and losses from equity ventures. First-quarter interest expense in 2003 rose $1.8 million over 2002 due primarily to the settlement of interest rate swaps in December 2002, which had effectively converted long-term debt from fixed-rate to floating-rate prior to their termination, as more fully discussed in Note 7, "Derivative Instruments and Hedging Activities," included in the accompanying Notes to Consolidated Financial Statements. CNF recognized equity venture losses of $1.4 million in the first quarter of 2003 and $0.6 million in the first quarter of last year.

CNF's results of operations included various items that affected the period-to-period comparability of the reported operating income (loss) of its reporting segments that CNF has identified as "special" items in the periods presented. Items were identified as such by CNF's management based in part on their materiality to the relevant reporting segment.


(Dollars in thousands)                          Three months ended
                                                     March 31,
                                            --------------------------
                                                2003          2002
                                            ------------  ------------
Con-Way Transportation Services -
 Net gain from the sale of a property       $        -    $     8,675
Menlo Worldwide -
 Forwarding -
   Net gains from payments under the
    Air Transportation Safety and
    System Stabilization Act                      7,230         9,895
 Logistics -
   Net gain from a contract termination              -          1,850
CNF Other -
 Net gain from the sale of a property                -          2,367



CON-WAY TRANSPORTATION SERVICES

Con-Way's revenue in the first quarter of 2003 grew 14.2% from the first quarter of 2002 due primarily to a 12.9% increase in revenue from Con-Way's regional less-than-truckload ("LTL") carriers, and to a lesser extent, revenue growth from Con-Way's asset-light businesses, as described below. First-quarter regional-carrier revenue per day in 2003 increased 11.3% due primarily to a 10.3% improvement in revenue per hundredweight ("yield") and a 0.9% increase in weight per day ("weight"). First-quarter yield improvement in 2003 primarily reflects higher fuel surcharges and continued growth of interregional joint services, which typically command higher rates on longer lengths of haul. Excluding fuel surcharges, first-quarter yield in 2003 increased 5.4% over the prior-year first quarter. In the first quarter of 2003, Con-Way's asset-light businesses, including Con-Way NOW, Con-Way Logistics, and Con-Way Air Express, increased revenue by $7.7 million over the first quarter of 2002 to $21.7 million. Con-Way defines "asset-light" businesses as those that require a comparatively smaller capital investment than its LTL operations.

Con-Way's first-quarter operating income of $37.2 million in 2003 rose 10.3% over the first quarter of last year, which included an $8.7 million net gain from the sale of an excess property, due primarily to higher revenue, partially offset by a 7.0% increase in employee compensation and benefits expense and higher fuel and winter weather-related costs.

MENLO WORLDWIDE

For financial reporting purposes, the Menlo Worldwide group, which was formed effective January 1, 2002, is divided into three reporting segments: Forwarding, Logistics, and Menlo Worldwide Other. Vector SCM, a joint venture with General Motors, is reported in the Menlo Worldwide Other segment as an equity-method investment. In the first quarter of 2003, the Menlo Worldwide group of businesses reported revenue of $687.1 million and operating income of $3.6 million, compared to revenue of $611.3 million and operating income of $3.3 million in the prior-year first quarter.

Forwarding

Revenue for Forwarding in the first quarter of 2003 increased 12.9% over the first quarter of 2002 due primarily to a significant increase in international airfreight revenue per day ("airfreight revenue"), partially offset by a decline in North American airfreight revenue. International airfreight revenue in the first quarter of 2003, including fuel surcharges, rose 25.8% over the prior-year first quarter due primarily to a 14.8% increase in average international pounds per day ("weight") and a 9.6% improvement in international revenue per pound ("yield"), which benefited from higher fuel surcharges. The first-quarter increase in international weight in 2003 was due largely to improved business levels in international markets, with Forwarding's Asian and war-related military business improving most. North American first-quarter airfreight revenue in 2003, including fuel surcharges, fell 5.7% from the prior-year first quarter on a 7.9% decline in yield and a 2.5% increase in weight. North American first-quarter yield and weight in 2003 were affected primarily by Forwarding's efforts to increase second-day and deferred delivery services, which contributed to growth in weight and to a higher percentage of lower-yield second-day and deferred delivery services. First-quarter yield in 2003 benefited from an increase in fuel surcharges compared to the prior-year first quarter.

Forwarding's first-quarter operating loss in 2003 improved to $5.4 million from $5.7 million in 2002. Forwarding's first-quarter operating loss in 2003 included a $7.2 million net gain from a payment under the Air Transportation Safety and System Stabilization Act while the first-quarter operating loss in 2002 included a $9.9 million net gain from a payment under the Act, as described below under "Terrorist Attacks." Excluding the net gains from payments under the Act, Forwarding's first-quarter operating loss in 2003 declined due largely to higher revenue, partially offset by an increase in fuel and winter weather-related costs and higher service center expense, including costs of reducing and reconfiguring elements of the North American service center network.

     Restructuring Plan

In June 2001, Forwarding began an operational restructuring to align it with management's estimates of future business prospects for domestic heavy air freight and address changes in market conditions, which deteriorated due primarily to a slowing domestic economy and loss of EWA's contracts with the USPS to transport Express Mail and Priority Mail. The $340.5 million second-quarter restructuring charge in 2001 consisted primarily of non-cash impairment charges of $278.0 million and estimated future cash expenditures related primarily to the return to lessors of certain aircraft leased to EWA. Based on issues identified during inspections conducted by the Federal Aviation Administration ("FAA"), on August 13, 2001, EWA was required to suspend its air carrier operations as part of an interim settlement agreement with the FAA. As a result, EWA furloughed approximately 400 pilots and crewmembers and Forwarding made arrangements to continue its service to customers by utilizing aircraft operated by several other air carriers. Primarily in response to the FAA action and a worsening global economic downturn, Forwarding re-evaluated its restructuring plan. On December 5, 2001, CNF announced that Forwarding (formerly known as "Emery" or "Emery Forwarding") in 2002 would become part of CNF's new Menlo Worldwide group of supply chain services providers and in North America would utilize aircraft operated by other air carriers instead of EWA operating its own fleet of aircraft, and that EWA would permanently cease air carrier operations. In connection with the revised restructuring plan, in the fourth quarter of 2001 Forwarding recognized additional restructuring charges of $311.7 million, including $305.6 million for the planned disposal of leased aircraft, cessation of EWA's remaining operations, and other costs, and $6.1 million for employee separation costs for 157 of Forwarding's non-pilot employees.

In connection with CNF's announcement of the cessation of EWA's air carrier operations on December 5, 2001, EWA terminated the employment of all of its pilots and crewmembers, bringing the total number of terminated employees in 2001 to 800. Those pilots and crewmembers are represented by the Air Line Pilots Association ("ALPA") union under a collective bargaining agreement. Subsequently, ALPA filed a grievance on behalf of the pilots and crewmembers protesting the cessation of EWA's air carrier operations and Forwarding's use of other air carriers. Some aspects of the ALPA matters may be subject to binding arbitration. Based on CNF's current evaluation, management believes that it has addressed its estimated exposure related to the ALPA matters. However, there can be no assurance in this regard as CNF cannot predict with certainty the ultimate outcome of these matters.

Following the fourth-quarter restructuring charge in 2001, Forwarding's cash flows have reflected the cost of having other air carriers provide service to Forwarding's North American customers as well as lease payments and other costs associated with Forwarding's restructuring plan; however, Forwarding's operating expenses have reflected the cost of aircraft operated by other carriers but have not included scheduled rental payments and return costs or other restructuring-related payments, as these expenses were accrued in connection with the restructuring charges.

Forwarding's restructuring reserves for aircraft and other costs declined to $43.0 million at March 31, 2003 from $67.7 million at December 31, 2002 due primarily to payments for costs of terminating aircraft leases and returning aircraft to lessors. In April 2003, Forwarding paid $7.6 million in connection with the return of the last aircraft of the 37-aircraft fleet that was grounded in connection with Forwarding's restructuring plan. Excluding accruals related to the aircraft returned in April 2003, restructuring reserves at March 31, 2003 consisted primarily of CNF's estimated exposure related to labor matters in arbitration, as described above, as well as other estimated remaining restructuring-related obligations.

The restructuring charges recognized during 2001 reflect CNF's estimate of the costs of terminating EWA's air carrier operations and restructuring Forwarding's business and related matters. CNF believes that the estimate is adequate to cover these costs based on information currently available and assumptions management believes are reasonable under the circumstances. However, there can be no assurance that actual costs will not differ from this estimate, and that difference would be recognized as additional expense or income in the period when and if that determination can be made.

     Terrorist Attacks

In response to the September 11, 2001 terrorist attacks, the U.S. Congress passed the Air Transportation Safety and System Stabilization Act (the "Act"), a $15 billion emergency economic assistance package intended to mitigate financial losses in the air carrier industry. The legislation provides for $5 billion in direct loss reimbursement and $10 billion in federal loan guarantees and credits, expands war risk insurance coverage for air carriers, and provides some government assistance for short-term increases in insurance premiums. In March 2002, Forwarding received an $11.9 million payment under the Act, resulting in the recognition of a $9.9 million first-quarter net gain in 2002. In March 2003, Forwarding received a final payment of $7.5 million, resulting in a $7.2 million first-quarter net gain in 2003.

Forwarding is not able to accurately quantify how the events of September 11, or any subsequent terrorist activities, will affect the global economy, governmental regulation, the air transportation industry, Forwarding's costs of providing airfreight services and the demand for Forwarding's airfreight services. However, Forwarding believes that any additional security measures that may be required by future regulations could result in additional costs and could have an adverse effect on its operations and service.

     Outlook

Management will continue Forwarding's focus on increasing the revenue and operating margins of its variable-cost-based international operations. In North America, management's strategy is to continue to utilize aircraft operated by other carriers and to implement a more flexible variable-cost-based operating structure in North America to increase the proportion of revenue generated by second-day and deferred delivery services. Management will continue its efforts to reduce the cost structure of the North American service center and hub network as well as administrative costs.

Logistics

Logistics' revenue of $241.5 million in the first quarter of 2003 increased 11.5% over the prior-year first quarter due primarily to higher revenue recognized from carrier and warehouse management services.

A portion of Logistics' revenue is attributable to contracts for which Logistics manages the transportation of freight but subcontracts the actual transportation and delivery of products to third parties. Logistics refers to this as purchased transportation. Logistics' net revenue (revenue less purchased transportation) was $70.2 million in the first quarter of 2003 and $63.1 million in the first quarter of 2002.

Logistics' first-quarter operating income of $6.0 million in 2003 declined from $7.8 million in the prior-year first quarter, which included a $1.9 million net gain from the early termination of a contract. Excluding the first-quarter net gain in the prior year, operating income in the 2003 first quarter increased over the prior-year first quarter, reflecting higher revenue from warehouse and carrier management services and essentially flat consulting fees, which typically carry higher operating margins than warehouse and carrier management services. First-quarter operating income in 2003 was adversely affected by increases in administrative costs, primarily because of increasing infrastructure capacity in international markets and higher amortization of logistics management software placed in service in March 2002.

Menlo Worldwide Other

The Menlo Worldwide Other reporting segment consists of the results of Vector SCM, a joint venture formed with General Motors ("GM") in December 2000 to provide logistics services to GM. Although CNF owns a majority equity interest in Vector, the operating results of Vector are reported as an equity-method investment based on GM's ability to control certain operating decisions.

Menlo Worldwide Other reported first-quarter operating income of $3.0 million in 2003 compared to $1.3 million in the first quarter of 2002. Menlo Worldwide Other's operating income in the first quarter of 2002 included substantially all of Vector's net income for that period (rather than CNF's pro rata portion of that net income), because CNF was contractually entitled to substantially all of Vector's net income to the extent of Vector's cumulative losses because, under the contract, all of Vector's losses in prior periods were allocated to CNF. During the second quarter of 2002, CNF's allocated cumulative losses from the Vector joint venture had been recouped through allocated net income. As a result, GM began sharing in Vector's net income in the third quarter of 2002.

Increased operating income from Vector in the first quarter of 2003 benefited from an increase in the number of fully operational approved business cases ("ABC"), which generated higher gain-share revenue and from improved operational efficiencies. An ABC is a project, developed with and approved by the customer, aimed at reducing costs, assuming operational responsibilities, and/or achievement of operational changes for GM in a particular service area or service areas.

Under the agreement with GM ("LLC Agreement"), GM has the right to purchase CNF's membership interest in Vector ("Call Right") and CNF has the right to require GM to purchase CNF's membership interest in Vector ("Put Right"). The Call Right and Put Right are exercisable at the sole discretion of GM and CNF, respectively. Exercise of the Call Right or Put Right would require GM to pay CNF for the full value of CNF's membership interest in Vector, as determined by approved appraisers using a predetermined valuation formula.

CNF Other

The CNF Other segment consists of the results of Road Systems and certain corporate activities. First-quarter operating income of the CNF Other segment fell to $0.3 million from $3.3 million in the first quarter of 2002, which included a $2.4 million net gain from the sale of excess corporate property.


DISCONTINUED OPERATIONS

Priority Mail Contract

On November 3, 2000, EWA and the USPS announced an agreement (the "Termination Agreement") to terminate their contract for the transportation and sortation of Priority Mail (the "Priority Mail contract"). All claims relating to amounts owed to EWA under the Priority Mail contract were fully settled in connection with payments from the USPS to EWA in 2002 and 2001, including a $6.0 million payment in July 2002 that fully settled EWA's Priority Mail contract termination costs and resulted in a 2002 third-quarter gain from discontinuance of $2.9 million, net of $1.8 million of income taxes. Refer to Note 3, "Discontinued Operations," included in the accompanying Notes to Consolidated Financial Statements.

Spin-Off of CFC

As more fully discussed below under "Liquidity and Capital Resources - Discontinued Operations - Spin-off of CFC," CNF recognized 2002 third-quarter and fourth-quarter losses from discontinuance of $13.0 million (net of $8.3 million of income taxes) and $2.3 million (net of $1.4 million of income taxes), respectively, in connection with the bankruptcy of CFC in September 2002.


                    LIQUIDITY AND CAPITAL RESOURCES


In the first quarter of 2003, cash and cash equivalents fell $32.5 million from December 31, 2002 to $237.9 million at March 31, 2003. Cash used in investing activities of $48.2 million and financing activities of $18.8 million was funded primarily with $33.5 million of cash from operating activities and a reduction in cash and cash equivalents.

Continuing Operations

Operating activities in the first quarter of 2003 provided $33.5 million, a decline from $55.4 million generated by first-quarter operating activities in 2002. Cash from operations in the first quarter of 2003 was provided primarily by net income before non-cash items. "Non-cash items" refers to depreciation, amortization, deferred income taxes, provision for uncollectible accounts, equity in earnings of Vector, non-cash gains and losses, and losses from equity ventures. Positive first-quarter operating cash flows in 2003 were also provided by a $38.8 million increase in accrued liabilities and the collection of $16.6 million of receivables. First-quarter cash outflows in 2003 consisted primarily of a $50.7 million decrease in accrued incentive compensation, which is included in Accrued Liabilities in the Consolidated Balance Sheets, and $23.7 million of restructuring-related aircraft lease payments and return costs, as described above under "Results of Operations - Menlo Worldwide - Forwarding - Restructuring Plan."

Investing activities in the first quarter of 2003 used $48.2 million compared to $23.0 million used in the prior-year first quarter, due primarily to an $18.4 million increase in capital expenditures at Con-Way, which reflects the acquisition of revenue equipment in the first quarter of 2003. Financing activities in the 2003 first quarter used $18.8 million compared to $23.0 million used in the same quarter of 2002.

CNF has a $385 million revolving credit facility that matures on July 3, 2006. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to $385 million. At March 31, 2003, no borrowings were outstanding under the facility and $244.0 million of letters of credit were outstanding, leaving $141.0 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions to borrowing. CNF had other uncommitted unsecured credit facilities totaling $90.8 million at March 31, 2003, which are available to support letters of credit, bank guarantees, and overdraft facilities; at that date, a total of $66.1 million was outstanding under these facilities. Of the total letters of credit outstanding at March 31, 2003, $237.3 million provided collateral for CNF workers' compensation and vehicular self-insurance programs. See "Other Matters - Forward-Looking Statements" below and
Note 5, "Debt and Other Financing Arrangements," in Item 8, "Financial Statements and Supplementary Data," included in CNF's 2002 Annual Report on Form 10-K for additional information concerning CNF's $385 million credit facility and some of its other debt instruments, including certain rights and remedies available to the lenders, which could have a material adverse effect on CNF. In particular, in the event that CNF's long-term senior debt is rated at less than investment grade by both Standard & Poor's and Moody's, holders of certain indebtedness would be entitled to require CNF to repurchase that indebtedness and CNF will be required to pledge collateral securing its $385 million revolving credit facility and may be required to pledge collateral securing certain other indebtedness.

Discontinued Operations

     Spin-Off of CFC

On December 2, 1996, CNF completed the spin-off of CFC to CNF's shareholders. In connection with the spin-off of CFC, CNF agreed to indemnify certain states, insurance companies and sureties against the failure of CFC to pay certain workers' compensation, tax and public liability claims that were pending as of September 30, 1996. In some cases, these indemnities are supported by letters of credit and surety bonds under which CNF is liable to the issuing bank or the surety company.

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

It is possible that the trustees of CFC's multiemployer pension plans may assert claims that CNF is liable for amounts owing to the plans as a result of CFC's withdrawal from those plans and, if so, there can be no assurance that those claims would not be material. CNF has received requests for information regarding the spin-off of CFC from representatives from some of the pension funds, and, in accordance with federal law, CNF has responded to those requests. Under federal law, representatives of CFC's multiemployer plans are entitled to request such information to assist them in determining whether they believe any basis exists for asserting a claim against CNF.

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

CNF currently estimates that the net amount of quarterly payments (after deductibility for tax purposes) could range from $20 million to $25 million (based on certain assumptions), although the actual amount could be greater or less than this estimate. Based on CNF's current financial condition and management's projections of CNF's estimated future financial condition, cash flows and results of operations, as well as a number of other estimates and assumptions, CNF believes that it would have sufficient financial resources to make these periodic payments if it were required to do so. However, there can be no assurance in that regard, and accordingly any requirement to make these periodic payments could have a material adverse effect on CNF's financial condition and cash flows.

As a result of the foregoing, there can be no assurance that matters relating to the spin-off of CFC and CFC's bankruptcy will not have a material adverse effect on CNF's financial condition, cash flows or results of operations, including potentially triggering downgrades of debt instruments or events of default under credit agreements. See "Other Matters - Forward-Looking Statements" and Note 5, "Debt and Other Financing Arrangements," in Item 8, "Financial Statements and Supplementary Data," included in CNF's 2002 Annual Report on Form 10-K.

     Priority Mail Contract

As described above under "Results of Operations-Discontinued Operations," cash flows from the Priority Mail operations have been segregated and classified as net cash flows from discontinued operations in the Statements of Consolidated Cash Flows. As described in Note 3, "Discontinued Operations," included in the accompanying Notes to Consolidated Financial Statements, EWA in July 2002 received a $6.0 million payment to fully settle EWA's Priority Mail contract termination costs.

Defined Benefit Pension Plan

CNF periodically reviews the funding status of its defined benefit pension plan for non-contractual employees, and makes contributions from time to time as necessary in order to comply with the funding requirements of the Employee Retirement Income Security Act ("ERISA"). In 2002, CNF contributed $76.2 million in cash payments to the defined benefit pension plans. CNF currently estimates that it will contribute a total of approximately $75 million of cash in 2003, composed of three equal quarterly payments of $25 million, beginning in the second quarter. However, this estimate is subject to uncertainties and assumptions, including assumptions as to the rate of return on plan assets and the actual amount of CNF's cash contributions may differ. Likewise, there can be no assurance that CNF will not be required to make further cash contributions, which could be substantial, to its defined benefit pension plan in subsequent years. Except for cash payments of $76.2 million in 2002 and $13.1 million in 2001, CNF had made no contributions to the defined benefit pension plans since 1995, due in part to the high rate of return realized on plan assets from 1996 through 2000.

Recent declines in the equity markets have caused the market value of the defined benefit pension plan assets to decrease. As a result, the accumulated benefit obligation ("ABO") of CNF's defined benefit pension plans exceeded the fair value of plan assets as of March 31, 2003. In accordance with accounting principles generally accepted in the United States ("GAAP"), CNF's Consolidated Balance Sheets at March 31, 2003 and December 31, 2002 reflect accumulated minimum pension liability adjustments, which increased the accrued pension benefit cost for CNF's qualified and non-qualified defined benefit pension plans by $56.9 million, and resulted in an intangible pension asset of $6.7 million, and a net-of-tax accumulated other comprehensive loss of $30.6 million
in shareholders' equity.   Funding of CNF's defined benefit pension, as
described above, is based on ERISA-defined measurements rather than the recognition and measurement criteria prescribed by GAAP, which requires recognition of a minimum pension liability adjustment. However, future minimum pension liability adjustments, without sufficient levels of cash funding by CNF, would further reduce shareholders' equity. As a result of the foregoing, there can be no assurance that matters related to CNF's defined benefit pension plans will not have a material adverse effect on CNF's financial condition, cash flows or results of operations, including potentially triggering downgrades of debt instruments or events of default under credit agreements. See "Other Matters - Forward-Looking Statements," and Note 5, "Debt and Other Financing Arrangements," in Item 8, "Financial Statements and Supplementary Data," included in CNF's 2002 Annual Report on Form 10-K.

Other

In general, CNF expects its future liquidity to be affected by the timing and amount of cash flows related to capital expenditures, pension plan funding requirements, restructuring charge reserves, repayment of long-term debt and guarantees, capital and operating leases and the preferred securities of a subsidiary trust. The table below summarizes certain contractual cash obligations for CNF as of March 31, 2003. Certain of these contractual obligations are reflected in the Consolidated Balance Sheet while others are disclosed as future obligations under GAAP.

(Dollars in thousands)                     Payments Due by Period
                                  -----------------------------------------
                                                                   2008 and
                         Total      2003    2004-2005  2006-2007    beyond
                       ---------  --------  ---------  ---------  ---------
Long-Term Debt and
  Guarantees           $ 410,681  $     -   $ 126,734  $  54,300  $ 229,647
Capital Lease
  Obligations            175,533     5,114     13,638     13,638    143,143
Operating Leases         274,061    68,870    118,891     55,032     31,268
Purchase Obligations      15,384    15,384         -          -          -
                       ---------  --------  ---------  ---------  ---------
Total                  $ 875,659  $ 89,368  $ 259,263  $ 122,970  $ 404,058
                       =========  ========  =========  =========  =========


As presented above, cash obligations on long-term debt and guarantees represent principal payments while cash obligations for capital and operating leases represent the notional payments under the lease agreements, including anticipated future cash payments for interest on capital leases. For further discussion, see Item 8, "Financial Statements and Supplementary Data," under Note 5, "Debt and Other Financing Arrangements," and Note 6, "Leases," included in CNF's 2002 Annual Report on Form 10-K.

CNF's ratio of total debt to capital decreased to 39.4% at March 31, 2003 from 40.3% at December 31, 2002 due primarily to first-quarter net income in 2003.


                             OTHER MATTERS


ESTIMATES AND CRITICAL ACCOUNTING POLICIES

CNF makes estimates and assumptions when preparing its financial statements in conformity with accounting principles generally accepted in the United States. These estimates and assumptions affect the amounts reported in the accompanying financial statements and notes thereto. Actual results could differ from those estimates. CNF's most critical accounting policies upon which management bases estimates are those relating to self-insurance reserves, income taxes, restructuring reserves, uncollectible accounts receivable, defined benefit pension plan costs and goodwill and other intangible assets.

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

Restructuring Reserves

The restructuring charges recognized in 2001 were based on significant estimates and assumptions made by management. Refer to the "Menlo Worldwide - Forwarding - Restructuring Plan" section under "Results of Operations" above for a description of some of the assumptions used.

Uncollectible Accounts Receivable

CNF and its subsidiaries report accounts receivable at net realizable value and provide an allowance for uncollectible accounts when collection is considered doubtful. Con-Way and Forwarding provide for uncollectible accounts based on various judgments and assumptions, including revenue levels, historical loss experience, and composition of outstanding accounts receivable. Logistics, based on the size and nature of its client base, performs a frequent and periodic evaluation of its customers' creditworthiness and accounts receivable portfolio and recognizes expense from uncollectible accounts when losses are both probable and estimable.

Defined Benefit Pension Plan

CNF has a defined benefit pension plan that covers non-contractual employees in the United States. The amount recognized as pension expense and the accrued pension liability depend upon a number of assumptions and factors, the most significant being (i) the discount rate used to measure the present value of pension obligations and (ii) the assumed rate of return on plan assets. CNF adjusts its discount rate periodically to reflect market conditions, taking into account a number of factors including changes in high-quality corporate bond yields and the advice of its outside actuaries. For purposes of calculating its 2002 pension expense, CNF used a 7.25% discount rate. Due to declines in market rates, CNF used a 6.75% discount rate for calculating its 2002 year-end pension liability and its 2003 pension expense. All other factors held constant, a 0.5% decline in the discount rate would have an estimated $4 million increase in 2003 annual pension expense.

Rates of return on plan assets are also affected by economic conditions and market fluctuations. CNF's assumed rate of return on plan assets is based on historic returns of the plan assets since inception of the plan. In 2002, the assumed rate of return on plan assets was 9.5%. Recent declines in market returns have caused CNF to reduce its assumed rate of return on plan assets for 2003 to 9.0%. Using year-end plan asset values, a 0.5% decline in the assumed rate of return of plan assets would have an estimated $2 million increase in 2003 annual pension expense.

The determination of CNF's accrued pension benefit cost includes an unrecognized actuarial loss that results from the cumulative difference between estimated and actual values for the year-end projected pension benefit obligation and the fair value of plan assets. Under GAAP, any portion of the unrecognized actuarial loss or gain that exceeds ten percent of the greater of the projected benefit obligation or fair value of plan assets must be amortized as an expense over the average service period for employees, approximately thirteen years for CNF. Amortization of the unrecognized actuarial loss will increase the annual pension expense in 2003 by approximately $6 million over annual pension expense in 2002.

Goodwill and Other Intangible Assets

Effective January 1, 2002, CNF adopted SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 specifies that goodwill and indefinite-lived intangible assets will no longer be amortized but instead will be subject to an annual impairment test. In accordance with the provisions of SFAS 142, CNF ceased goodwill amortization associated with the Forwarding reporting segment.

Based on an impairment test as of December 31, 2002, CNF was not required to record a charge for goodwill impairment. CNF will perform a fourth-quarter goodwill impairment test on an annual basis and between annual tests in certain circumstances. In assessing the recoverability of the goodwill, CNF must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, Forwarding may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could have a material adverse effect on CNF's financial condition or results of operations, including potentially triggering downgrades of debt instruments or events of default under credit agreements. See "- Forward-Looking Statements," and Note 5, "Debt and Other Financing Arrangements," in Item 8, "Financial Statements and Supplementary Data," included in CNF's 2002 Annual Report on Form 10-K.

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

CNF is subject to the effect of interest rate fluctuations in the fair value of its long-term debt and capital lease obligations, as summarized in Item 8, "Financial Statements and Supplementary Data," under Note 5, "Debt and Other Financing Arrangements," and Note 6, "Leases," included in CNF's 2002 Annual Report on Form 10-K. CNF uses interest rate swaps to mitigate the impact of interest rate volatility on cash flows related to operating lease payments, and prior to their termination in December 2002, CNF used interest rate swaps to mitigate the impact of interest rate volatility on the fair value of its fixed-rate long-term debt, as described more fully in Note 7, "Derivative Instruments and Hedging Activities," included in the accompanying Notes to Consolidated Financial Statements. At March 31, 2003, CNF had not entered into any material derivative contracts to hedge foreign currency exchange exposure.

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

BUSINESS INTERRUPTION

Although the operations of CNF's subsidiaries are largely decentralized, Forwarding maintains a major hub operation at the Dayton International Airport in Dayton, Ohio. While CNF currently maintains property and business interruption insurance covering Forwarding's operations at the Dayton hub, its insurance policies contain limits for certain causes of loss, including but not limited to earthquake and flood. Such policies do not insure against property loss or business interruption resulting from a terrorist act. Accordingly, there can be no assurance that this insurance coverage will be sufficient. As a result, a major property loss or sustained interruption in the business operations at the Dayton hub, whether due to terrorist activities or otherwise, could have a material adverse effect on CNF's financial condition, cash flows, and results of operations.

In addition, CNF and its subsidiaries rely on its Administrative and Technology ("AdTech") Center in Portland, Oregon for the performance of shared administrative and technology services in the conduct of their businesses. CNF's centralized computer facilities and its administrative and technology employees are located at the AdTech Center campus. Although CNF maintains backup systems and has disaster recovery processes and procedures in place, a sustained interruption in the operation of these facilities, whether due to terrorist activities, earthquakes, floods or otherwise, could have a material adverse effect on CNF's financial condition, cash flows, and results of operations.

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

EMPLOYEES

Most of the workforce of CNF and its subsidiaries is not affiliated with labor unions. Consequently, CNF believes that the operations of its subsidiaries have significant advantages over comparable unionized competitors (particularly in the trucking industry) in providing reliable and cost-competitive customer services, including greater efficiency and flexibility. There can be no assurance that CNF's subsidiaries will be able to maintain their current advantages over certain of their competitors.

ACCOUNTING STANDARDS

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). During the quarter ended December 31, 2002, CNF adopted the disclosure provisions of FIN 45, which require increased disclosure of guarantees, including those for which likelihood of payment is remote. FIN 45 also requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement provisions of FIN 45 are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. CNF adopted FIN 45 with no material impact.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities: an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses or receives a majority of its expected residual returns. The consolidation requirements of FIN 46 apply immediately to variable interest entities created or modified after January 31, 2003 and apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. CNF has adopted the currently applicable sections of FIN 46 with no material impact.

FORWARD-LOOKING STATEMENTS

Certain statements included herein constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties, and should not be relied upon as predictions of future events. All statements other than statements of historical fact are forward-looking statements, including any projections of earnings, revenues, weight, yield, volumes, income or other financial or operating items, any statements of the plans, strategies, expectations or objectives of CNF or management for future operations or other future items, any statements concerning proposed new products or services, any statements regarding CNF's estimated future contributions to pension plans, any statements as to the adequacy of reserves, any statements regarding the outcome of any claims that may be brought against CNF by CFC's multi-employer pension plans or regarding the amount of any periodic cash payments that CNF may be required to make while those claims are pending or CNF's ability to make those periodic payments, any statements regarding future economic conditions or performance, any statements regarding the outcome of legal and other claims and proceedings against CNF; any statements of estimates or belief and any statements or assumptions underlying the foregoing. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative of those terms or other variations of those terms or comparable terminology or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data and methods that may be incorrect or imprecise and there can be no assurance that they will be realized. In that regard, the following factors, among others and in addition to the matters discussed elsewhere in this document and other reports and documents filed by CNF with the Securities and Exchange Commission, could cause actual results and other matters to differ materially from those discussed in such forward-looking statements: changes in general business and economic conditions, including the global economy; the creditworthiness of CNF's customers and their ability to pay for services rendered; increasing competition and pricing pressure; changes in fuel prices; the effects of the cessation of EWA's air carrier operations, the possibility of additional unusual charges and other costs and expenses relating to Forwarding's operations; the possibility of defaults under CNF's $385 million credit agreement and other debt instruments, including defaults resulting from additional unusual charges or from any costs or expenses that CNF may incur in connection with CFC's bankruptcy proceedings or any claims that may be asserted by CFC's multi-employer pension plans or CNF's failure to perform in accordance with management's expectations, or from any additional minimum pension liability adjustments that CNF may be required to record in respect of its defined benefit pension plan, and the possibility that CNF may be required to pledge collateral to secure some of its indebtedness or to repay other indebtedness in the event that the ratings assigned to its long-term senior debt by credit rating agencies are reduced; labor matters, including the grievance by furloughed pilots and crewmembers, renegotiations of labor contracts, labor organizing activities, work stoppages or strikes; enforcement of and changes in governmental regulations, including the effects of new regulations issued by the Department of Homeland Security; environmental and tax matters; the Department of Transportation, FAA and Department of Justice investigation relating to Forwarding's handling of hazardous materials; the February 2000 crash of an EWA aircraft and related investigation and litigation; and matters relating to CNF's 1996 spin-off of CFC, including the possibility that CFC's multi-employer pension plans may assert claims against CNF, that CNF may be required to make periodic cash payments while those claims are pending, and that CNF may not prevail in those proceedings and may not have the financial resources necessary to satisfy amounts payable to those plans; and matters relating to CNF's defined benefit pension plans, including the possibility that CNF may be required to record additional minimum pension liability adjustments if the market value of plan assets declines further. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows, or results of operations. See Note 8, "Commitments and Contingencies" included in the accompanying Notes to Consolidated Financial Statements.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. CNF's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of CNF's disclosure controls and procedures as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, CNF's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to CNF (including its consolidated subsidiaries) required to be included in CNF's reports filed or submitted under the Exchange Act.

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

The Department of Transportation, through its Office of Inspector General, and the FAA have been conducting an investigation relating to the handling of so-called hazardous materials by MWF and EWA. The Department of Justice has joined in the investigation and has been seeking to obtain additional information through the grand jury process. The investigation is ongoing and MWF and EWA are cooperating fully. CNF is unable to predict the outcome of this investigation or when an outcome will be reached.

EWA has received subpoenas issued by federal grand juries in Massachusetts and the District of Columbia and the USPS Inspector
General for documents relating to the Priority Mail contract. EWA has provided, and is continuing to provide, any documents requested.

On February 16, 2000, a DC-8 cargo aircraft operated by EWA personnel crashed shortly after take-off from Mather Field, near Sacramento, California. The crew of three was killed. The cause of the crash has not been conclusively determined. The National Transportation Safety Board (NTSB) is conducting an investigation. A NTSB hearing regarding the crash commenced on May 9 and 10, 2002, and is currently in recess. CNF is currently unable to predict the outcome of this investigation or the effect it may have on MWF, EWA or CNF. MWF, EWA and CNF Inc. have been named as defendants in wrongful death lawsuits brought by the families of the three deceased crewmembers, seeking compensatory and punitive damages. MWF, EWA and CNF Inc. also may be subject to other claims and proceedings relating to the crash, which could include other private lawsuits seeking monetary damages and governmental proceedings. Although MWF, EWA and CNF Inc. maintain insurance that is intended to cover claims that may arise in connection with an airplane crash, there can be no assurance that the insurance will in fact be adequate to cover all possible types of claims. In particular, any claims for punitive damages or any sanctions resulting from possible governmental proceedings would not be covered by insurance.

On December 5, 2001, EWA announced that it would cease operating as an air carrier, and in connection therewith terminated the employment of all pilots and crewmembers, bringing the total number of terminated employees in 2001 to 800. Subsequently, ALPA filed a grievance on behalf of the pilots and crewmembers protesting the cessation of EWA's air carrier operations and Emery's use of other air carriers. The ALPA matters are the subject of litigation in U.S. District Court and, depending on the outcome of that litigation, may be subject to binding arbitration. Based on CNF's current evaluation, management believes that it has addressed its estimated exposure related to the ALPA matters. However, CNF cannot predict with certainty the ultimate outcome of these matters.

EWA, MWF, Menlo Worldwide, LLC, CNF Inc. and certain individuals have been named as defendants in a lawsuit filed in state court in California by approximately 140 former EWA pilots and crewmembers. The lawsuit includes claims for wrongful termination and intentional interference with an economic relationship in connection with the suspension and subsequent cessation of EWA's air carrier operations, and seeks $500 million and certain other unspecified damages. CNF believes that the lawsuit's claims are without merit, and intends to vigorously defend the lawsuit.

ITEM 4.  Submission of Matters to a Vote of Security Holders

At the Annual Shareholders Meeting held April 22, 2003, the following proposals were presented with the indicated voting results:

For the purpose of electing members of the Board of Directors, the votes representing shares of Common and Preferred stock were cast as follows:

               Nominee              For       Against
          --------------------  ----------   ---------
          Robert Alpert         49,493,557     894,471
          Margaret G. Gill      49,373,082   1,014,946
          Robert Jaunich II     49,496,022     892,006
          Robert P. Wayman      48,337,462   2,050,566

The following directors did not stand for election and continued in office as directors after the Annual Shareholders Meeting: Kevin Burns,
W. Keith Kennedy, Jr., Donald E. Moffitt, Michael J. Murray, John C. Pope, Gregory L. Quesnel, Robert D. Rogers, and William J. Schroeder. Richard A. Clarke, a board member since 1996, died on December 14, 2002. Richard B. Madden, a board member since 1992, retired from the board on April 29, 2002.

The amendments to the 1997 Equity and Incentive Plan and re-approved Plan were approved by the following vote: For 39,064,913; Against 6,455,144; Abstain 648,475.

The 2003 Equity Incentive Plan for Non-Employee Directors was approved by the following vote: For 41,085,757; Against 4,377,418; Abstain 705,357.

The appointment of KPMG LLP as independent public accountants for the year 2003 was approved by the following vote: For 47,147,447; Against 2,870,796; Abstain 369,785.

ITEM 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             99.1 [a] Computation of Ratios of Earnings to Fixed Charges -
                      For the three months ended March, 2003 and 2002, the ratios of earnings to fixed charges were 2.5x and 3.0x, respectively.

                  [b] Computation of Ratios of Earnings to Combined Fixed
                      Charges - For the three months ended March 31, 2003 and 2002, the ratios of earnings to combined fixed charges and preferred stock dividends were 2.4x and 2.8x, respectively.

             99.2 Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             99.3 Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b)  Reports on Form 8-K

             During the quarter ended March 31, 2003, CNF filed the following reports on Form 8-K:

                  On April 2, 2003, CNF filed a current report on Form 8-K to furnish under Item 9 pursuant to Item 12
                  CNF's press release updating its first-quarter earnings guidance.

                  On April 21, 2003, CNF filed a current report on Form 8-K to furnish under Item 12 CNF's press release presenting CNF's first-quarter results.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company (Registrant) has duly caused this Form 10-Q Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CNF Inc.
                                          --------
                                          (Registrant)

May 9, 2003                               /s/Chutta Ratnathicam
                                          -----------------------
                                          Chutta Ratnathicam
                                          Senior Vice President and
                                          Chief Financial Officer

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


            May 9, 2003                   /s/Gregory L. Quesnel
                                          -----------------------
                                          Gregory L. Quesnel
                                          Chief Executive Officer

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


            May 9, 2003                   /s/Chutta Ratnathicam
                                          -----------------------
                                          Chutta Ratnathicam
                                          Chief Financial Officer