Form 10-Q
period 2003-06-30
CNF INC
filed 2003-08-13
CIK 23675

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


      _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2003

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
Yes X   No
   ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes X   No
   ---    ---


          Number of shares of Common Stock, $.625 par value, outstanding as of July 31, 2003: 49,622,235



                               CNF INC.
                               FORM 10-Q
                      Quarter Ended June 30, 2003

_______________________________________________________________________________
_______________________________________________________________________________


                                 INDEX



PART I.   FINANCIAL INFORMATION                                            Page

  Item 1. Financial Statements

          Consolidated Balance Sheets -
            June 30, 2003 and December 31, 2002                               3

          Statements of Consolidated Income -
            Three and Six Months Ended June 30, 2003 and 2002                 5

          Statements of Consolidated Cash Flows -
            Six Months Ended June 30, 2003 and 2002                           6

          Notes to Consolidated Financial Statements                          7

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              17

  Item 4. Controls and Procedures                                            30


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                                  31

  Item 6. Exhibits and Reports on Form 8-K                                   32

  Signatures                                                                 33

                        PART I. FINANCIAL INFORMATION



                        ITEM 1.  Financial Statements


                                   CNF INC.
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)


                                                      June 30,    December 31,
                                                        2003         2002
                                                   -------------  ------------
ASSETS

Current Assets
  Cash and cash equivalents                        $    327,318   $   270,404
  Trade accounts receivable, net                        698,072       716,037
  Other accounts receivable                              71,299       129,535
  Operating supplies, at lower of average
    cost or market                                       18,953        19,612
  Prepaid expenses                                       51,389        43,885
  Deferred income taxes                                  83,645        89,015
                                                   -------------  ------------
      Total Current Assets                            1,250,676     1,268,488
                                                   -------------  ------------

Property, Plant and Equipment, at Cost
  Land                                                  162,017       162,767
  Buildings and leasehold improvements                  778,279       769,536
  Revenue equipment                                     632,526       609,631
  Other equipment                                       384,451       377,110
                                                   -------------  ------------
                                                      1,957,273     1,919,044
    Accumulated depreciation and amortization          (949,573)     (903,690)
                                                   -------------  ------------
                                                      1,007,700     1,015,354
                                                   -------------  ------------

Other Assets
  Deferred charges and other assets                     115,668       133,411
  Capitalized software, net                              73,824        75,674
  Goodwill, net                                         240,655       240,593
  Deferred income taxes                                      -          6,241
                                                   -------------  ------------
                                                        430,147       455,919
                                                   -------------  ------------

Total Assets                                       $  2,688,523   $ 2,739,761
                                                   =============  ============




       The accompanying notes are an integral part of these statements.

                                   CNF INC.
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands except per share amounts)


                                                      June 30,    December 31,
                                                        2003         2002
                                                   -------------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                 $    349,957   $   356,605
  Accrued liabilities (Note 4)                          303,088       334,758
  Accrued claims costs                                  131,822       141,632
  Accrued aircraft leases and return provision
    (Note 5)                                              6,999        27,770
  Current maturities of long-term debt and
    capital leases                                       14,210        12,289
                                                   -------------  ------------
      Total Current Liabilities                         806,076       873,054

Long-Term Liabilities
  Long-term debt and guarantees (Note 3)                433,150       447,234
  Long-term obligations under capital leases            110,300       110,376
  Accrued claims costs                                  118,643       128,447
  Employee benefits                                     296,231       294,541
  Other liabilities and deferred credits                 43,570        43,111
  Deferred income taxes                                   4,808            -
                                                   -------------  ------------
    Total Liabilities                                 1,812,778     1,896,763
                                                   -------------  ------------

Commitments and Contingencies (Note 9)

Company-Obligated Mandatorily Redeemable
  Preferred Securities of Subsidiary Trust
  Holding Solely Convertible Debentures of
  the Company (Note 7)                                  125,000       125,000

Shareholders' Equity
  Preferred stock, no par value; authorized
    5,000,000 shares: Series B, 8.5% cumulative,
    convertible, $.01 stated value; designated
    1,100,000 shares; issued 773,952 and 784,007
    shares, respectively                                      8             8
  Additional paid-in capital, preferred stock           117,710       119,239
  Deferred compensation, Thrift and Stock Plan          (61,730)      (65,723)
                                                   -------------  ------------
      Total Preferred Shareholders' Equity               55,988        53,524
                                                   -------------  ------------
  Common stock, $.625 par value; authorized
    100,000,000 shares; issued 56,135,845 and
    56,046,790 shares, respectively                      35,085        35,029
  Additional paid-in capital, common stock              347,386       345,054
  Retained earnings                                     529,134       506,816
  Deferred compensation, restricted stock                (3,050)       (3,710)
  Cost of repurchased common stock
    (6,511,755 and 6,563,868 shares, respectively)     (160,556)     (161,841)
                                                   -------------  ------------
                                                        747,999       721,348
  Accumulated Other Comprehensive Loss (Note 6)         (53,242)      (56,874)
                                                   -------------  ------------
      Total Common Shareholders' Equity                 694,757       664,474
                                                   -------------  ------------
      Total Shareholders' Equity                        750,745       717,998
                                                   -------------  ------------
       Total Liabilities and Shareholders' Equity  $  2,688,523   $ 2,739,761
                                                   =============  ============



         The accompanying notes are an integral part of these statements.

                                            CNF INC.
                               STATEMENTS OF CONSOLIDATED INCOME
                        (Dollars in thousands except per share amounts)

                                           Three Months Ended              Six Months Ended
                                                June 30,                       June 30,
                                     ----------------------------    ----------------------------
                                         2003             2002           2003             2002
                                     ------------    ------------    ------------    ------------
REVENUES                             $ 1,236,905     $ 1,186,273     $ 2,443,146     $ 2,253,347

Costs and Expenses
  Operating expenses                   1,042,036         993,667       2,055,707       1,873,372
  Selling, general and
    administrative expenses              124,053         113,060         242,343         224,221
  Depreciation                            33,496          35,637          66,728          71,481
                                     ------------    ------------    ------------    ------------
                                       1,199,585       1,142,364       2,364,778       2,169,074
                                     ------------    ------------    ------------    ------------
OPERATING INCOME                          37,320          43,909          78,368          84,273
                                     ------------    ------------    ------------    ------------
Other Income (Expense)
  Investment income                          630           1,677           1,216           3,285
  Interest expense (Note 8)               (7,362)         (5,638)        (15,023)        (11,523)
  Dividend requirement on preferred
    securities of subsidiary trust
    (Note 7)                              (1,563)         (1,563)         (3,126)         (3,126)
  Miscellaneous, net                       1,088          (2,501)         (1,887)         (3,803)
                                     ------------    ------------    ------------    ------------
                                          (7,207)         (8,025)        (18,820)        (15,167)
                                     ------------    ------------    ------------    ------------
Income Before Taxes                       30,113          35,884          59,548          69,106
  Income Tax Provision                    11,744          13,995          23,224          26,951
                                     ------------    ------------    ------------    ------------
Net Income                                18,369          21,889          36,324          42,155
  Preferred Stock Dividends                2,069           2,043           4,095           4,048
                                     ------------    ------------    ------------    ------------
NET INCOME AVAILABLE TO COMMON
  SHAREHOLDERS                       $    16,300     $    19,846     $    32,229     $    38,107
                                     ============    ============    ============    ============
Weighted-Average Common Shares
  Outstanding (Note 1)
    Basic                             49,494,145      49,074,627      49,445,348      49,001,489
    Diluted                           57,127,187      56,713,022      54,004,772      56,610,935

Earnings per Common Share (Note 1)
  Basic                              $      0.33     $      0.40     $      0.65     $      0.78
                                     ============    ============    ============    ============
  Diluted                            $      0.31     $      0.37     $      0.61     $      0.72
                                     ============    ============    ============    ============

                  The accompanying notes are an integral part of these statements.

                                 CNF INC.
                  STATEMENTS OF CONSOLIDATED CASH FLOWS
                          (Dollars in thousands)
                                                             Six Months Ended
                                                                  June 30,
                                                      ----------------------------
                                                          2003            2002
                                                      ------------    ------------
Cash and Cash Equivalents, Beginning of Period        $   270,404     $   400,763
                                                      ------------    ------------
Operating Activities
Net income                                                 36,324          42,155
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization, net of accretion        74,730          81,079
    Increase in deferred income taxes                      16,295          68,524
    Amortization of deferred compensation                   4,953           4,419
    Provision for uncollectible accounts                    6,092           6,998
    Equity in earnings of Vector                           (6,548)        (10,629)
    Loss (Gain) on sales of property and equipment,
      net                                                   1,782         (13,318)
    Loss from equity ventures                               2,223             755
    Changes in assets and liabilities:
      Receivables                                          75,131         (71,282)
      Prepaid expenses                                     (7,504)         (3,035)
      Accounts payable                                     (6,592)         30,629
      Accrued liabilities                                  15,834           3,138
      Accrued incentive compensation                      (43,713)         36,513
      Accrued claims costs                                (19,614)          1,002
      Income taxes                                             -          (21,501)
      Employee benefits                                      (510)          7,233
      Accrued aircraft leases and return provision        (29,186)       (125,127)
      Deferred charges and credits                         20,636           8,782
      Other                                                 8,084           1,253
                                                      ------------    ------------
  Net Cash Provided by Operating Activities               148,417          47,588
                                                      ------------    ------------
Investing Activities
    Capital expenditures                                  (65,305)        (51,900)
    Software expenditures                                  (7,665)         (6,872)
    Proceeds from sales of property and equipment,
      net                                                   4,554           6,287
                                                      ------------    ------------
  Net Cash Used in Investing Activities                   (68,416)        (52,485)
                                                      ------------    ------------
Financing Activities
    Repayments of long-term debt, guarantees and
      capital leases                                      (10,063)        (25,774)
    Proceeds from exercise of stock options                 1,805           4,958
    Payments of common dividends                           (9,911)         (9,803)
    Payments of preferred dividends                        (5,124)         (5,274)
                                                      ------------    ------------
  Net Cash Used in Financing Activities                   (23,293)        (35,893)
                                                      ------------    ------------
  Net Cash Provided by (Used in) Continuing
    Operations                                             56,708         (40,790)
                                                      ------------    ------------
  Net Cash Provided by (Used in) Discontinued
    Operations                                                206          (4,461)
                                                      ------------    ------------
  Increase (Decrease) in Cash and Cash Equivalents         56,914         (45,251)
                                                      ------------    ------------
Cash and Cash Equivalents, End of Period              $   327,318     $   355,512
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

Earnings per Share

Basic earnings per common share ("EPS") is computed by dividing reported net income available to common shareholders by the weighted-average common shares outstanding. The calculation of diluted EPS is calculated as follows:


(Dollars in thousands except      Three Months Ended        Six Months Ended
per share data)                         June 30,                 June 30,
                               -----------------------  -----------------------
                                   2003        2002        2003        2002
                               ----------- -----------  ----------- -----------
Earnings:
  Net income available to
    common shareholders         $  16,300   $  19,846    $  32,229   $  38,107
  Add-backs:
    Dividends on preferred
     stock, net of replacement
     funding                          367         310          691         593
    Dividends on preferred
     securities of subsidiary
     trust, net of tax                954         954          --        1,908
                               ----------- -----------  ----------- -----------
                                $  17,621   $  21,110    $  32,920   $  40,608
                               =========== ===========  =========== ===========
Shares:
  Weighted-average common
    shares outstanding         49,494,145  49,074,627   49,445,348  49,001,489
  Stock options                   386,228     782,286      437,610     753,337
  Series B preferred stock      4,121,814   3,731,109    4,121,814   3,731,109
  Preferred securities of
    subsidiary trust            3,125,000   3,125,000          --    3,125,000
                               ----------- -----------  ----------- -----------
                               57,127,187  56,713,022   54,004,772  56,610,935
                               =========== ===========  =========== ===========

Diluted earnings per share      $    0.31   $    0.37    $   0.61    $    0.72
                               =========== ===========  =========== ===========

For the six months ended June 30, 2003, the preferred securities of subsidiary trust were anti-dilutive. As a result, the assumed shares and related add-back to net income available to common shareholders under the if-converted method have been excluded from the calculation of diluted EPS. If the securities had been dilutive, the assumed shares from the preferred securities of subsidiary trust under the if-converted method would have been 3,125,000 shares for the six months ended June 30, 2003.

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

The following table sets forth the effect on net income and earnings per share if CNF had applied the fair-value based method and recognition provisions of SFAS 123, " Accounting for Stock-Based
Compensation," to stock-based compensation:

(Dollars in thousands,            Three months ended        Six months ended
except per share data)                 June 30,                 June 30,
                               -----------------------  -----------------------
                                   2003        2002        2003        2002
                               ----------- -----------  ----------- -----------
Net income available to
  common shareholders, as
  reported                      $  16,300   $  19,846    $  32,229   $  38,107
Additional compensation
  cost, net of tax, that
  would have been included
  in net income if
  the fair value method had
  been applied                     (2,238)     (1,862)      (4,452)     (4,079)
                               ----------- -----------  ----------- -----------
Pro forma net income
  available to common
  shareholders as if the
  fair value method had
  been applied                  $  14,062   $  17,984    $  27,777   $  34,028
                               =========== ===========  =========== ===========
Earnings per share:
  Basic:
    As reported                 $    0.33   $    0.40    $    0.65   $    0.78
                               =========== ===========  =========== ===========
    Pro Forma                   $    0.28   $    0.37    $    0.56   $    0.69
                               =========== ===========  =========== ===========
  Diluted:
    As reported                 $    0.31   $    0.37    $    0.61   $    0.72
                               =========== ===========  =========== ===========
    Pro Forma                   $    0.27   $    0.34    $    0.53   $    0.65
                               =========== ===========  =========== ===========

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities: an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses or receives a majority of its expected residual returns. The consolidation requirements of FIN 46 apply immediately to variable interest entities created or modified after January 31, 2003 and apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. CNF has adopted the currently applicable provisions of FIN 46 with no material impact.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes classification standards for financial instruments with characteristics of liabilities, equity, or both. CNF adopted SFAS 150 effective July 1, 2003 with no impact.

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

In an effort to bring services offered by the Menlo Worldwide group of businesses under a single brand identity, Menlo Worldwide announced in February 2003 a plan to change the name of its forwarding segment from Emery Forwarding to Menlo Worldwide Forwarding ("Forwarding"). The Forwarding segment consists of the combined operating results of Menlo Worldwide Forwarding, Inc. (formerly Emery Air Freight Corporation) and its subsidiaries, Menlo Worldwide Expedite!, Inc. and a portion of the operations of Emery Worldwide Airlines, Inc. ("EWA"), which ceased air carrier operations in December 2001. In March 2003, Emery Air Freight Corporation changed its name to Menlo Worldwide Forwarding, Inc. ("MWF").

Financial Data

Intersegment revenue and related operating income have been eliminated to reconcile to consolidated revenue and operating income. Management evaluates segment performance primarily based on revenue and operating income (loss); therefore, other non-operating items, consisting primarily of interest income or expense, are not reported in segment results. Corporate expenses are generally allocated based on measurable services provided to each segment or, for general corporate expenses, based on segment revenue and capital.

(Dollars in thousands)            Three months ended        Six months ended
                                       June 30,                 June 30,
                               -----------------------  -----------------------
                                  2003         2002        2003         2002
                               ----------- -----------  ----------- -----------
Revenues
 Con-Way Transportation
   Services                    $  541,446  $  503,968   $1,060,554  $  958,699

 Menlo Worldwide
   Forwarding                     442,421     439,787      888,043     834,548
   Logistics                      253,012     241,611      494,514     458,120
                               ----------- -----------  ----------- -----------
                                  695,433     681,398    1,382,557   1,292,668
 CNF Other                             26         907           35       1,980
                               ----------- -----------  ----------- -----------
                               $1,236,905  $1,186,273   $2,443,146  $2,253,347
                               =========== ===========  =========== ===========

Intersegment Revenue
   Eliminations by Segment
 Con-Way Transportation
   Services                    $      146  $      129   $      256  $      197
 Menlo Worldwide
   Forwarding                          48          62          120          97
   Logistics                        1,300       3,426        2,975       6,873
                               ----------- -----------  ----------- -----------
                                    1,348       3,488        3,095       6,970
 CNF Other                          5,595       2,370       10,736       4,715
                               ----------- -----------  ----------- -----------
                               $    7,089  $    5,987   $   14,087  $   11,882
                               =========== ===========  =========== ===========
Revenues before Intersegment
   Eliminations
 Con-Way Transportation
   Services                    $  541,592  $  504,097   $1,060,810  $  958,896

 Menlo Worldwide
   Forwarding                     442,469     439,849      888,163     834,645
   Logistics                      254,312     245,037      497,489     464,993
                               ----------- -----------  ----------- -----------
                                  696,781     684,886    1,385,652   1,299,638
 CNF Other                          5,621       3,277       10,771       6,695
 Intersegment Revenue
   Eliminations                    (7,089)     (5,987)     (14,087)    (11,882)
                               ----------- -----------  ----------- -----------
                               $1,236,905  $1,186,273   $2,443,146  $2,253,347
                               =========== ===========  =========== ===========

Operating Income (Loss)
 Con-Way Transportation
   Services                    $   43,575  $   35,115   $   80,767  $   68,836
 Menlo Worldwide
   Forwarding                     (13,818)     (5,908)     (19,249)    (11,621)
   Logistics                        6,303       7,059       12,339      14,812
   Other                            3,572       9,320        6,548      10,629
                               ----------- -----------  ----------- -----------
                                   (3,943)     10,471         (362)     13,820
 CNF Other                         (2,312)     (1,677)      (2,037)      1,617
                               ----------- -----------  ----------- -----------
                               $   37,320  $   43,909   $   78,368  $   84,273
                               =========== ===========  =========== ===========

Special Items

CNF's results of operations included various items that affected the period-to-period comparability of the reported operating income (loss) of its reporting segments that CNF has identified as "special" items in the periods presented. Items were identified as such by CNF's management based in part on their materiality to the relevant reporting segment.

(Dollars in thousands)            Three months ended        Six months ended
                                       June 30,                 June 30,
                               -----------------------  -----------------------
                                  2003         2002        2003         2002
                               ----------- -----------  ----------- -----------
Con-Way Transportation
 Services -
   Net gain from the sale
    of property                $     --    $     --     $     --    $    8,675
Menlo Worldwide -
  Forwarding -
    Net gains from
    payments under the
    Air Transportation
    Safety and System
    Stabilization Act                --          --         7,230        9,895
  Logistics -
    Net gain from a
    contract termination             --          --           --         1,850
CNF Other -
  Net gain from the sale             --          --           --         2,367
    of property


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


3.   Debt

In August 2003, debt agreements for CNF's $385 million revolving credit facility and the 6.00% Thrift and Stock Plan (TASP) notes guaranteed by CNF were amended to exclude the effect of certain items from the calculation of financial covenants. Under the amendment to CNF's $385 million revolving credit facility, the requirements for specified levels of consolidated net worth, fixed-charge coverage and the ratio of consolidated debt to net worth were amended to exclude any effect of goodwill impairment charges and minimum pension liability adjustments.
Under the amendment to the 6.00% TASP notes guaranteed by CNF, the requirements for specified levels of consolidated net worth and fixed-charge coverage were amended to exclude any effect of goodwill impairment charges and minimum pension liability adjustments.

For additional information concerning debt instruments, including CNF's $385 million revolving credit facility and the 6.00% TASP notes guaranteed by CNF, refer to Note 5, "Debt and Other Financing
Arrangements," in Item 8, "Financial Statements and Supplementary
Data," included in CNF's 2002 Annual Report on Form 10-K.

4.  Discontinued Operations

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

Net current liabilities of the discontinued Priority Mail operations of $3.4 million and $3.2 million at June 30, 2003 and December 31, 2002, respectively, were included in Accrued Liabilities in the Consolidated Balance Sheets.

Spin-Off of CFC

On December 2, 1996, CNF completed the spin-off of Consolidated Freightways Corporation ("CFC") to CNF's shareholders. CNF recognized 2002 third-quarter and fourth-quarter losses from discontinuance of $13.0 million (net of $8.3 million of income taxes) and $2.3 million (net of $1.4 million of income taxes), respectively, in connection with the bankruptcy of CFC in September 2002. For further detailed discussion of this matter, see Note 9, "Commitments and Contingencies," and Item 2, "Management's Discussion and Analysis - Liquidity and Capital Resources - Discontinued Operations - Spin-Off of CFC."


5.  Restructuring Plan

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

Forwarding's restructuring reserves for aircraft and other costs declined to $36.4 million at June 30, 2003 from $67.7 million at December 31, 2002 due primarily to payments for costs of terminating aircraft leases and returning aircraft to lessors. In April 2003, Forwarding paid $7.6 million in connection with the return of the last aircraft of the 37-aircraft fleet that was grounded in connection with Forwarding's restructuring plan. Restructuring reserves at June 30, 2003 consisted primarily of CNF's estimated exposure related to labor matters in arbitration, as described above, as well as other estimated remaining restructuring-related obligations.

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


6.  Comprehensive Income

Comprehensive income, which is a measure of all changes in equity except those resulting from investments by owners and distributions to owners, was as follows:

(Dollars in thousands)            Three months ended        Six months ended
                                       June 30,                 June 30,
                               -----------------------  -----------------------
                                  2003         2002        2003         2002
                               ----------- -----------  ----------- -----------

Net income                     $   18,369  $   21,889   $   36,324  $   42,155

Other comprehensive income
 (loss):
  Change in fair value of
   cash flow hedge
   (Note 8)                           101         (99)         194       1,080
  Foreign currency
   translation adjustment           3,420       4,397        3,438       3,115
                               ----------- -----------  ----------- -----------
                                    3,521       4,298        3,632       4,195
                               ----------- -----------  ----------- -----------
Comprehensive income           $   21,890  $   26,187   $   39,956  $   46,350
                               =========== ===========  ==========  ===========

The following is a summary of the components of Accumulated Other
Comprehensive Loss:

                                              June 30,      December 31,
(Dollars in thousands)                         2003             2002
                                           -----------      -----------
Accumulated change in fair value of
  cash flow hedge (Note 8)                 $     (200)      $     (394)
Accumulated foreign currency
  translation adjustments                     (22,410)         (25,848)
Minimum pension liability adjustment          (30,632)         (30,632)
                                           -----------      -----------
    Accumulated other comprehensive loss   $  (53,242)      $  (56,874)
                                           ===========      ===========


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

At June 30, 2003, CNF held three interest rate swap derivatives that were initially entered into as cash flow hedges to mitigate the effects of interest rate volatility on floating-rate operating lease payments. One of the three outstanding interest rate swap derivatives qualified for hedge accounting under SFAS 133. At June 30, 2003, the fair value of this interest rate swap designated as a cash flow hedge was reported as a liability of $0.3 million ($0.2 million after tax). In connection with the restructuring charges described above, EWA made payments in the fourth quarter of 2002 to settle its obligation to pay certain future floating-rate aircraft lease payments previously hedged with two of CNF's interest rate swap derivatives. The estimated fair value of these interest rate swaps at December 31, 2002 was reported as a $3.9 million liability in Forwarding's restructuring reserves. Following repayment of EWA's leases, these interest rate swap derivatives did not qualify for hedge accounting under SFAS 133 and were therefore freestanding derivatives. As freestanding derivatives, the increase in the estimated fair value of these interest rate swaps in the second quarter and first half of 2003 was recognized as non-operating income of $0.1 million and $0.2 million, respectively.

Prior to their termination in December 2002, CNF had designated four interest rate swap derivatives as fair value hedges to mitigate the effects of interest rate volatility on the fair value of fixed-rate long-term debt. Immediately prior to CNF receiving cash payments in settlement of the interest rate swaps, the $39.8 million estimated fair value of these derivative instruments was reported in Other Assets in CNF's Consolidated Balance Sheets with an offsetting fair-value adjustment to the carrying amount of the hedged fixed-rate long-term debt. Consistent with SFAS 133, the $39.8 million cumulative adjustment of the carrying amount of long-term debt will be accreted to future earnings using the effective interest rate method until the debt is extinguished, at which time any unamortized fair-value adjustment would be fully recognized in earnings. Absent the terminated fair value hedges, the long-term debt will cease to be adjusted for fluctuations in fair value attributable to changes in interest rate risk.


9.  Commitments and Contingencies

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

Other

The Department of Transportation, through its Office of Inspector General, and the FAA have been conducting an investigation relating to the handling of so-called hazardous materials by MWF and EWA. The Department of Justice ("DOJ") has joined in the investigation and has been seeking to obtain additional information through the grand jury process. Violation of applicable laws and regulations governing the handling of hazardous materials could result in the imposition of civil and/or criminal fines and other penalties. MWF and EWA are currently engaged in discussions with the FAA and the DOJ, and CNF believes that these matters could be resolved by the end of the year, although there can be no assurance in this regard.

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

In an effort to bring services offered by the Menlo Worldwide group of businesses under a single brand identity, Menlo Worldwide announced in February 2003 a plan to change the name of its forwarding segment from Emery Forwarding to Menlo Worldwide Forwarding ("Forwarding"). The Forwarding segment consists of the combined operating results of Menlo Worldwide Forwarding, Inc. (formerly Emery Air Freight Corporation) and its subsidiaries, Menlo Worldwide Expedite!, Inc. and a portion of the operations of Emery Worldwide Airlines, Inc. ("EWA"), which ceased air carrier operations in December 2001. In March 2003, Emery Air Freight Corporation changed its name to Menlo Worldwide Forwarding, Inc. ("MWF").

As used in Management's Discussion and Analysis, all references to CNF, "the Company," "we," "us," and "our" and all similar references mean CNF Inc. and its subsidiaries, unless otherwise expressly stated or the context otherwise requires.


                         RESULTS OF OPERATIONS


CONTINUING OPERATIONS

CNF's second-quarter net income available to common shareholders of $16.3 million ($0.31 per diluted share) in 2003 declined from $19.8 million ($0.37 per diluted share) in 2002 and net income available to common shareholders of $32.2 million ($0.61 per diluted share) in the first half of 2003 fell from $38.1 million ($0.72 per diluted share) in the first half of last year, due primarily to declines in CNF's operating income. CNF's second-quarter operating income of $37.3 million in 2003 declined 15.0% from $43.9 million in 2002 and operating income of $78.4 million in the first half of 2003 fell 7.0% from $84.3 million in the first half of last year, due primarily to a decline in the operating results of Menlo Worldwide, partially offset by improved
operating income from Con-Way.   Operating income in the first half of
2003 included a first-quarter net gain of $7.2 million ($0.08 per diluted share) from a payment under the Air Transportation Safety and System Stabilization Act (the "Act") while the first half of last year included $22.8 million ($0.25 per diluted share) of special items, as summarized below, including a net gain of $9.9 million ($0.11 per diluted share) from a payment under the Act. CNF's revenue in the second quarter and first half of 2003 rose 4.3% and 8.4%, respectively, from the same periods last year due primarily to revenue growth at Con-Way and Menlo Worldwide.

Other net expense in the second quarter of 2003 decreased to $7.2 million from $8.0 million in the prior-year second quarter and increased to $18.8 million in the first half of 2003 from $15.2 million in the first half of 2002. The second quarter and first half of 2003, when compared to the same periods of last year, benefited from changes in the cash-surrender value of corporate-owned life insurance policies and was adversely affected by higher interest expense on long-term debt, declines in investment income on lower cash-equivalent investments, and higher losses from equity ventures. Increases in second-quarter and first-half interest expense in 2003 were due primarily to the settlement of interest rate swaps in December 2002, which effectively converted long-term debt from fixed-rate to floating-rate prior to their termination, as more fully discussed in Note 8, "Derivative Instruments and Hedging Activities," included in the accompanying Notes to Consolidated Financial Statements. CNF recognized equity venture losses of $0.9 and $2.2 million in the second quarter and first half of 2003, respectively, and $0.2 million and $0.8 million in the second quarter and first half of 2002, respectively.

CNF's results of operations included various items that affected the period-to-period comparability of the reported operating income (loss) of its reporting segments that CNF has identified as "special" items in the periods presented. Items were identified as such by CNF's management based in part on their materiality to the relevant reporting segment.

(Dollars in thousands)            Three months ended        Six months ended
                                       June 30,                 June 30,
                               -----------------------  -----------------------
                                  2003         2002        2003         2002
                               ----------- -----------  ----------- -----------
Con-Way Transportation
 Services -
   Net gain from the sale
   of property                 $     --    $     --     $     --    $    8,675
Menlo Worldwide -
  Forwarding -
    Net gains from
    payments under the
    Air Transportation
    Safety and System
    Stabilization Act                --          --         7,230        9,895
  Logistics -
    Net gain from a
    contract termination             --          --           --         1,850
CNF Other -
  Net gain from the sale             --          --           --         2,367
    of property



CON-WAY TRANSPORTATION SERVICES

Con-Way's revenue in the second quarter and first half of 2003 grew 7.4% and 10.6%, respectively, from the same periods in 2002 due primarily to increases in revenue from Con-Way's regional less-than-truckload ("LTL") carriers and to revenue growth from Con-Way's asset-light businesses, as described below. Second-quarter and first-half regional-carrier revenue per day in 2003 increased 6.3% and 8.7%, respectively, over the same periods in 2002, due primarily to improvements in revenue per hundredweight ("yield") of 6.5% and 8.3%, respectively, on essentially flat tonnage growth. Yield improvements in the second quarter and first half of 2003 reflect rate increases, higher fuel surcharges and continued growth of interregional joint services, which typically command higher rates on longer lengths of haul. Excluding fuel surcharges, second-quarter and first-half yield in 2003 increased 4.4% and 4.9% over the respective prior-year periods. In 2003, Con-Way's asset-light businesses, including Con-Way NOW, Con-Way Logistics, and Con-Way Air Express, increased second-quarter revenue by $12.7 million to $30.5 million and grew first-half revenue by $20.4 million to $52.1 million. Con-Way defines "asset-light" businesses as those that require a comparatively smaller capital investment than its LTL operations.

Con-Way's second-quarter operating income in 2003 increased 24.1% from 2002 to $43.6 million and first-half operating income in 2003 increased 17.3% from last year to $80.8 million. Higher operating income in the second quarter and first half of 2003 was due primarily to higher revenue. Employee costs in the second quarter and first half of 2003, which increased 4.0% and 5.4% from the respective prior-year periods, declined as a percentage of Con-Way's revenue. Operating income in the first half of 2003 was adversely affected by higher first-quarter winter weather-related costs while the first half of the prior year benefited from an $8.7 million first-quarter net gain from the sale of an excess property.

MENLO WORLDWIDE

For financial reporting purposes, the Menlo Worldwide group, which was formed effective January 1, 2002, is divided into three reporting segments: Forwarding, Logistics, and Menlo Worldwide Other. Vector SCM, a joint venture with General Motors, is reported in the Menlo Worldwide Other segment as an equity-method investment. The Menlo Worldwide group of businesses in 2003 reported second-quarter revenue of $695.4 million, a 2.1% increase over last year, while revenue of $1.38 billion in the first half of 2003 improved 7.0% over the first half of last year. Menlo Worldwide in 2003 reported second-quarter and first-half operating losses of $3.9 million and $0.4 million, respectively, compared to last year's second-quarter and first-half operating income of $10.5 and $13.8 million, respectively.

Forwarding

Forwarding's revenue in the second quarter and first half of 2003 rose 0.6% and 6.4% over the same periods of 2002, respectively, due primarily to an increase in international airfreight revenue, partially offset by a decline in North American airfreight revenue. Second-quarter and first-half 2003 international airfreight revenue per day increased 9.6% and 17.1%, respectively, over the same periods last year due to increases of 4.2% and 9.1%, respectively, in average international pounds per day ("weight") and improvements of 5.2% and 7.3%, respectively, in international revenue per pound ("yield"), which benefited from higher fuel surcharges. The increase in international weight in the second quarter and first half of 2003 is primarily the result of improved business levels in Asian markets, while the first-half improvement was also favorably impacted by an increase in war-related military business in the first quarter. Second-quarter and first-half 2003 North American airfreight revenue per day, including fuel surcharges, declined 13.1% and 9.5%, respectively, from the same periods in 2002 due to declines in weight of 2.7% and 0.2%, respectively, and declines in yield of 10.7% and 9.3%, respectively. Excluding fuel surcharges, second-quarter and first-half North American yield in 2003 declined 16.0% and 14.0%, respectively. North American second-quarter and first-half weight and yield declines in 2003 were primarily the result of Forwarding's efforts to increase second-day and deferred-delivery services as well as a decline in the demand for next-day delivery services, which contributed to a higher percentage of lower-yield second-day and deferred delivery services. Second-quarter and first-half yield in 2003 benefited from an increase in fuel surcharges compared to the same periods in 2002.

Forwarding's second-quarter operating loss in 2003 increased to $13.8 million from $5.9 million in 2002 and the operating loss of $19.2 million in the first half of 2003 increased from $11.6 million in the first half of 2002. Forwarding's first-half operating loss in 2003 included a $7.2 million first-quarter net gain from a payment under the Air Transportation Safety and System Stabilization Act (the "Act") while the operating loss in the first half of 2002 included a $9.9 million first-quarter net gain under the Act. Forwarding's second-quarter and first-half operating losses in 2003, excluding the net gains from payments under the Act, increased over the same prior-year periods due primarily to declines in North American airfreight revenue, higher costs for infrastructure in international markets and lower operating margins on international airfreight revenue. The first half of the current year was also adversely affected by an increase in winter weather-related costs in the first quarter.

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

Forwarding's restructuring reserves for aircraft and other costs declined to $36.4 million at June 30, 2003 from $67.7 million at December 31, 2002 due primarily to payments for costs of terminating aircraft leases and returning aircraft to lessors. In April 2003, Forwarding paid $7.6 million in connection with the return of the last aircraft of the 37-aircraft fleet that was grounded in connection with Forwarding's restructuring plan. Restructuring reserves at June 30, 2003 consisted primarily of CNF's estimated exposure related to labor matters in arbitration, as described above, as well as other estimated remaining restructuring-related obligations.

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

     Outlook

Management will continue Forwarding's focus on increasing the revenue and operating margins of its variable-cost-based international operations. In North America, management is continuing its efforts to align its costs with revenues, which have decreased due primarily to recent and unexpected declines in the demand for next-day heavy freight delivery services. This decline in revenue caused Forwarding's losses to increase further. Management has broadened its efforts to fix the problem and is aggressively pursuing a variety of alternatives.

Logistics

Logistics' revenue of $253.0 million in the second quarter of 2003 increased 4.7% over the prior-year second quarter and revenue of $494.5 million in the first half of 2003 grew 7.9% over the first half of last year, primarily due to higher revenue recognized from carrier and warehouse management services.

A portion of Logistics' revenue is attributable to contracts for which Logistics manages the transportation of freight but subcontracts the actual transportation and delivery of products to third parties. Logistics refers to this as purchased transportation. Logistics' net revenue (revenue less purchased transportation) was $73.2 million and $143.4 million in the second quarter and first half of 2003, respectively, compared to $69.0 million and $132.1 million in 2002 in the respective periods last year.

Logistics' second-quarter operating income of $6.3 million in 2003 fell from $7.1 million in the prior-year second quarter while operating income of $12.3 million in the first half of 2003 declined from $14.8 million in the first half of last year. The prior-year first quarter included a $1.9 million net gain from the early termination of a contract. Second-quarter and first-half operating income in 2003 reflects an increase in lower-margin warehouse and carrier management services and a decline in higher-margin consulting fee revenue. Logistics' operating income in the first half of 2003 was also adversely affected by higher administrative expenses, primarily because of increasing infrastructure capacity in international markets and higher amortization related to logistics management software placed in service in the second quarter of 2002.

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

Menlo Worldwide Other reported second-quarter operating income of $3.6 million in 2003 compared to $9.3 million in the second quarter of 2002. Operating income in the first half of 2003 declined to $6.5 million from $10.6 million in the same prior-year period. Operating income of the Menlo Worldwide Other segment in the second quarter and first half of last year included substantially all of Vector's net income for that period (rather than CNF's pro-rata portion of that net income), because CNF was contractually entitled to substantially all of Vector's net income to the extent of Vector's cumulative losses because, under the contract, all of Vector's losses in prior periods were allocated to CNF. During the second quarter of 2002, CNF's allocated cumulative losses from the Vector joint venture had been recouped through allocated net income. As a result, GM began sharing in Vector's net income in the third quarter of 2002.

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

CNF Other

The CNF Other segment consists of the results of Road Systems and certain corporate activities. The CNF Other second-quarter operating loss increased to $2.3 million in 2003 from $1.7 million in 2002 and the first-half operating loss of $2.0 million in 2003 compared to operating income of $1.6 million in the first half of last year. Operating results for the CNF Other segment were affected by sales of excess properties, which generated a loss of $1.1 million in the current-year second quarter and a $2.4 million net gain in the prior-year first quarter.


DISCONTINUED OPERATIONS

Priority Mail Contract

On November 3, 2000, EWA and the USPS announced an agreement (the "Termination Agreement") to terminate their contract for the transportation and sortation of Priority Mail (the "Priority Mail contract"). All claims relating to amounts owed to EWA under the Priority Mail contract were fully settled in connection with payments from the USPS to EWA in 2002 and 2001, including a $6.0 million payment in July 2002 that fully settled EWA's Priority Mail contract termination costs and resulted in a 2002 third-quarter gain from discontinuance of $2.9 million, net of $1.8 million of income taxes. Refer to Note 4, "Discontinued Operations," included in the accompanying Notes to Consolidated Financial Statements.

Spin-Off of CFC

As more fully discussed below under "Liquidity and Capital Resources - Discontinued Operations - Spin-off of CFC," CNF recognized 2002 third-quarter and fourth-quarter losses from discontinuance of $13.0 million (net of $8.3 million of income taxes) and $2.3 million (net of $1.4 million of income taxes), respectively, in connection with the bankruptcy of CFC in September 2002.

                    LIQUIDITY AND CAPITAL RESOURCES


In the first half of 2003, cash and cash equivalents rose $56.9 million from December 31, 2002 to $327.3 million at June 30, 2003. Cash provided by operating activities in the first half of 2003 was sufficient to fund investing and financing activities.

Continuing Operations

Operating activities in the first half of 2003 provided $148.4 million, an increase from $47.6 million generated by first-half operating activities in 2002. Cash from operations in the first half of 2003 was provided primarily by net income before non-cash items. "Non-cash items" refers to depreciation, amortization, deferred income taxes, provision for uncollectible accounts, equity in earnings of Vector, and non-cash gains and losses. Positive first-half operating cash flows in 2003 were also provided by a $75.1 million reduction in trade and other receivables, which reflects $41.3 million in income tax refunds received in the second quarter. First-half cash outflows in 2003 consisted primarily of a $43.7 million decrease in accrued incentive compensation, which is included in Accrued Liabilities in the Consolidated Balance Sheets, and $29.2 million of restructuring-related aircraft lease payments and return costs, as described above under "Results of Operations - Menlo Worldwide - Forwarding - Restructuring Plan."

Investing activities in the first half of 2003 used $68.4 million compared to $52.5 million used in the prior-year first half, due primarily to a $13.0 million increase in capital expenditures at Con-Way, which reflects the acquisition of revenue equipment in the first quarter of 2003. Financing activities in the first half of 2003 used $23.3 million compared to $35.9 million used in the same period of 2002.

CNF has a $385 million revolving credit facility that matures on July 3, 2006. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to $385 million. At June 30, 2003, no borrowings were outstanding under the facility and $241.8 million of letters of credit were outstanding, leaving $143.2 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions to borrowing. CNF had other uncommitted unsecured credit facilities totaling $112.0 million at June 30, 2003, which are available to support letters of credit, bank guarantees, and overdraft facilities; at that date, a total of $75.0 million was outstanding under these facilities. Of the total letters of credit outstanding at June 30, 2003, $235.1 million provided collateral for CNF workers' compensation and vehicular self-insurance programs. See "Other Matters - Forward-Looking Statements" below, Note 3 to the Consolidated Financial Statements, and Note 5, "Debt and Other Financing Arrangements," in Item 8, "Financial Statements and Supplementary Data," included in CNF's 2002 Annual Report on Form 10-K for additional information concerning CNF's $385 million credit facility and some of its other debt instruments, including certain rights and remedies available to the lenders, which could have a material adverse effect on CNF. In particular, in the event that CNF's long-term senior debt is rated at less than investment grade by both Standard & Poor's and Moody's, holders of certain indebtedness would be entitled to require CNF to repurchase that indebtedness and CNF would be required to pledge collateral securing its $385 million revolving credit facility and may be required to pledge collateral securing certain other indebtedness.

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

Based on advice of legal counsel and its knowledge of the facts, CNF believes that it would ultimately prevail if any such claims were made, although there can be no assurance in this regard. CNF believes that the amount of those claims, if asserted, could be material, and a judgment against CNF for all or a significant part of these claims could have a material adverse effect on CNF's financial condition, cash flow and results of operations.

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

     Priority Mail Contract

As described above under "Results of Operations-Discontinued Operations," cash flows from the Priority Mail operations have been segregated and classified as net cash flows from discontinued operations in the Statements of Consolidated Cash Flows. As described in Note 4, "Discontinued Operations," included in the accompanying Notes to Consolidated Financial Statements, EWA in July 2002 received a $6.0 million payment to fully settle EWA's Priority Mail contract termination costs.

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

Recent declines in the equity markets have caused the market value of the defined benefit pension plan assets to decrease. As a result, the accumulated benefit obligation ("ABO") of CNF's defined benefit pension plans exceeded the fair value of plan assets as of June 30, 2003. In accordance with accounting principles generally accepted in the United States ("GAAP"), CNF's Consolidated Balance Sheets at June 30, 2003 and December 31, 2002 reflect accumulated minimum pension liability adjustments, which increased the accrued pension benefit cost for CNF's qualified and non-qualified defined benefit pension plans by $56.9 million, and resulted in an intangible pension asset of $6.7 million, and a net-of-tax accumulated other comprehensive loss of $30.6 million in shareholders' equity. Funding of CNF's defined benefit pension, as described above, is based on ERISA-defined measurements rather than the recognition and measurement criteria prescribed by GAAP, which requires recognition of a minimum pension liability adjustment. However, future minimum pension liability adjustments, without sufficient levels of cash funding by CNF, would further reduce shareholders' equity. As a result of the foregoing, there can be no assurance that matters related to CNF's defined benefit pension plans will not have a material adverse effect on CNF's financial condition, cash flows or results of operations. As described in Note 3 of the Notes to Consolidated Financial Statements, debt agreements for CNF's $385 million revolving credit facility and the 6.00% TASP notes guaranteed by CNF were amended in August 2003 to exclude the effect of any minimum pension liability adjustments from the calculation of financial covenants.

Other

In general, CNF expects its future liquidity to be affected by the timing and amount of cash flows related to capital expenditures, pension plan funding requirements, restructuring charge reserves, repayment of long-term debt and guarantees, capital and operating
leases and the preferred securities of a subsidiary trust.    For
further discussion, see Note 3 to the Consolidated Financial Statements and Item 8, "Financial Statements and Supplementary Data," under Note 5, "Debt and Other Financing Arrangements," and Note 6, "Leases," included in CNF's 2002 Annual Report on Form 10-K.

CNF's ratio of total debt to capital decreased to 38.9% at June 30, 2003 from 40.3% at December 31, 2002 due primarily to net income and the repayment of debt and capital lease obligations in the first half of 2003.


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

Defined Benefit Pension Plan

CNF has a defined benefit pension plan that covers non-contractual employees in the United States. The amount recognized as pension expense and the accrued pension liability depend upon a number of assumptions and factors, the most significant being (i) the discount rate used to measure the present value of pension obligations and (ii) the assumed rate of return on plan assets. CNF adjusts its discount rate periodically to reflect market conditions, taking into account a number of factors including changes in high-quality corporate bond yields and the advice of its outside actuaries. For purposes of calculating its 2002 pension expense, CNF used a 7.25% discount rate. Due to declines in market rates, CNF used a 6.75% discount rate for calculating its 2002 year-end pension liability and its 2003 pension expense. By way of example, if all other factors were held constant, a 0.5% decline in the discount rate would have an estimated $4 million increase in 2003 annual pension expense and would increase the net-of-tax minimum pension liability adjustment by approximately $35 million, which would reduce shareholder's equity, as described above under " - Liquidity and Capital Resources - Defined Benefit Pension Plan."

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

Goodwill and Other Long-Lived Assets

Effective January 1, 2002, CNF adopted SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 specifies that goodwill and indefinite-lived intangible assets will no longer be amortized but instead will be subject to an annual impairment test. In accordance with the provisions of SFAS 142, CNF ceased goodwill amortization associated with the Forwarding reporting segment.

Based on an impairment test as of December 31, 2002, CNF was not required to record a charge for goodwill impairment. CNF will perform a fourth-quarter goodwill impairment test on an annual basis and between annual tests in certain circumstances. In assessing the recoverability of goodwill and other long-lived assets, CNF must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, Forwarding may be required to record impairment charges for goodwill or other long-lived assets in future periods. Any such resulting impairment charges could have a material adverse effect on CNF's financial condition or results of operations, including potentially triggering downgrades of debt instruments. See "- Forward-Looking Statements" below, Note 3 to the Consolidated Financial Statements, and
Note 5, "Debt and Other Financing Arrangements," in Item 8, "Financial Statements and Supplementary Data," included in CNF's 2002 Annual Report on Form 10-K.

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

CNF is subject to the effect of interest rate fluctuations in the fair value of its long-term debt and capital lease obligations, as summarized in Item 8, "Financial Statements and Supplementary Data," under Note 5, "Debt and Other Financing Arrangements," and Note 6, "Leases," included in CNF's 2002 Annual Report on Form 10-K. CNF uses interest rate swaps to mitigate the impact of interest rate volatility on cash flows related to operating lease payments, and prior to their termination in December 2002, CNF used interest rate swaps to mitigate the impact of interest rate volatility on the fair value of its fixed-rate long-term debt, as described more fully in Note 8, "Derivative Instruments and Hedging Activities," included in the accompanying Notes to Consolidated Financial Statements. At June 30, 2003, CNF had not entered into any material derivative contracts to hedge foreign currency exchange exposure.

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

HOMELAND SECURITY

Since 2001, CNF has been subject to compliance with cargo security and transportation regulations issued by the Transportation Security Administration. Beginning in 2002, CNF has been subject to regulations issued by the Department of Homeland Security. CNF is not able to accurately predict how recent events will affect governmental regulation and the transportation industry. However, CNF believes that any additional security measures that may be required by future regulations could result in additional costs and could have an adverse effect on its ability to serve customers and on its financial condition, cash flows and results of operations.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities: an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses or receives a majority of its expected residual returns. The consolidation requirements of FIN 46 apply immediately to variable interest entities created or modified after January 31, 2003 and apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. CNF has adopted the currently applicable provisions of FIN 46 with no material impact.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes classification standards for financial instruments with characteristics of liabilities, equity, or both. CNF adopted SFAS 150 effective July 1, 2003 with no impact.


FORWARD-LOOKING STATEMENTS

Certain statements included herein constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties, and should not be relied upon as predictions of future events. All statements other than statements of historical fact are forward-looking statements, including any projections of earnings, revenues, weight, yield, volumes, income or other financial or operating items, any statements of the plans, strategies, expectations or objectives of CNF or management for future operations or other future items, any statements concerning proposed new products or services, any statements regarding CNF's estimated future contributions to pension plans, any statements as to the adequacy of reserves, any statements regarding the outcome of any claims that may be brought against CNF by CFC's multi-employer pension plans or regarding the amount of any periodic cash payments that CNF may be required to make while those claims are pending or CNF's ability to make those periodic payments, any statements regarding future economic conditions or performance, any statements regarding the outcome of legal and other claims and proceedings against CNF; any statements of estimates or belief and any statements or assumptions underlying the foregoing. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative of those terms or other variations of those terms or comparable terminology or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data and methods that may be incorrect or imprecise and there can be no assurance that they will be realized. In that regard, the following factors, among others and in addition to the matters discussed elsewhere in this document and other reports and documents filed by CNF with the Securities and Exchange Commission, could cause actual results and other matters to differ materially from those discussed in such forward-looking statements: changes in general business and economic conditions, including the global economy; the creditworthiness of CNF's customers and their ability to pay for services rendered; increasing competition and pricing pressure; changes in fuel prices; the effects of the cessation of EWA's air carrier operations; the possibility of additional unusual charges and other costs and expenses relating to Forwarding's operations; the possibility that CNF may, from time to time, be required to record impairment charges for goodwill and other long-lived assets; the possibility of defaults under CNF's $385 million credit agreement and other debt instruments, including defaults resulting from additional unusual charges or from any costs or expenses that CNF may incur in connection with CFC's bankruptcy proceedings or any claims that may be asserted by CFC's multi-employer pension plans or CNF's failure to perform in accordance with management's expectations, or from any additional minimum pension liability adjustments that CNF may be required to record in respect of its defined benefit pension plan, and the possibility that CNF may be required to pledge collateral to secure some of its indebtedness or to repay other indebtedness in the event that the ratings assigned to its long-term senior debt by credit rating agencies are reduced; labor matters, including the grievance by furloughed pilots and crewmembers, renegotiations of labor contracts, labor organizing activities, work stoppages or strikes; enforcement of and changes in governmental regulations, including the effects of new regulations issued by the Department of Homeland Security; environmental and tax matters; the Department of Transportation, FAA and Department of Justice investigation relating to Forwarding's handling of hazardous materials; the February 2000 crash of an EWA aircraft and related investigation and litigation; and matters relating to CNF's 1996 spin-off of CFC, including the possibility that CFC's multi-employer pension plans may assert claims against CNF, that CNF may be required to make periodic cash payments while those claims are pending, and that CNF may not prevail in those proceedings and may not have the financial resources necessary to satisfy amounts payable to those plans; and matters relating to CNF's defined benefit pension plans, including the possibility that CNF may be required to record additional minimum pension liability adjustments if the market value of plan assets declines further. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows, or results of operations. See Note 9, "Commitments and Contingencies" included in the accompanying Notes to Consolidated Financial Statements.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. CNF's management, with the participation of CNF's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of CNF's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, CNF's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, CNF's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in CNF's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, CNF's internal control over financial reporting.

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

On February 16, 2000, a DC-8 cargo aircraft operated by EWA personnel crashed shortly after take-off from Mather Field, near Sacramento, California. The crew of three was killed. The National Transportation Safety Board (NTSB) subsequently determined that the probable cause of the crash was the disconnection of the right elevator control tab due to improper maintenance, but was not able to determine whether the maintenance errors occurred during the most recent heavy maintenance "D" check by an outside vendor or during subsequent maintenance of the aircraft. MWF, EWA and CNF Inc. have been named as defendants in wrongful death lawsuits brought by the families of the three deceased crewmembers, seeking compensatory and punitive damages. MWF, EWA and CNF Inc. also may be subject to other claims and proceedings relating to the crash, which could include other private lawsuits seeking monetary damages and governmental proceedings. Although MWF, EWA and CNF Inc. maintain insurance that is intended to cover claims that may arise in connection with an airplane crash, there can be no assurance that the insurance will in fact be adequate to cover all possible types of claims. In particular, any claims for punitive damages or any sanctions resulting from possible governmental proceedings would not be covered by insurance.

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

CNF has become aware of information that Emery Transnational, a Philippines-based joint venture in which MWF may be deemed to be a controlling partner, may have made certain improper payments in violation of the Foreign Corrupt Practices Act. CNF is conducting an internal investigation into these payments and has notified the Department of Justice and the Securities and Exchange Commission of this matter. CNF will share the results of its internal investigation, when completed, with the appropriate regulatory agencies, and will fully cooperate with any investigations that may be conducted by such regulatory agencies.

ITEM 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             4         Instruments defining the rights of
                       security holders, including debentures:

                       4.15 Amendment No. 3 dated August 1, 2003 to the $350 Million Credit Agreement.
                       4.16 Amendment dated August 8, 2003 to 6.00% Senior CNF Plan Guaranteed Notes.

             31 Certification of Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             32 Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


             99.1  [a] Computation of Ratios of
                       Earnings to Fixed Charges - For the six months ended June 30, 2003 and 2002, the ratios of earnings to fixed charges were 2.5x and 3.2x, respectively.

                   [b] Computation of Ratios of
                       Earnings to Combined Fixed Charges and Preferred Stock Dividends - For the six months ended June 30, 2003 and 2002, the ratios of earnings to combined fixed charges and preferred stock dividends were 2.4x and 3.0x, respectively.


        (b)  Reports on Form 8-K

             During the current quarter, CNF filed the following reports on Form 8-K:

                   On July 21, 2003, CNF filed a current report on Form 8-K to furnish under Item 12 CNF's press release presenting CNF's second-quarter results.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company (Registrant) has duly caused this Form 10-Q Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CNF Inc.
                                          --------------------------
                                          (Registrant)

August 13, 2003                           /s/Chutta Ratnathicam
                                          --------------------------
                                          Chutta Ratnathicam
                                          Senior Vice President and
                                          Chief Financial Officer