Form 10-Q
period 2003-09-30
CNF INC
filed 2003-11-12
CIK 23675

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


      _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2003

                                  OR

          ___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

            For the transition period from   N/A   to   N/A
                                            -----      -----

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
Yes  X     No
    ----      ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  X    No
    ----      ----


          Number of shares of Common Stock, $.625 par value, outstanding as of October 31, 2003: 49,723,765



                               CNF INC.
                               FORM 10-Q
                    Quarter Ended September 30, 2003

_______________________________________________________________________
_______________________________________________________________________


                                 INDEX



PART I.   FINANCIAL INFORMATION                                     Page

  Item 1. Financial Statements

          Consolidated Balance Sheets -
            September 30, 2003 and December 31, 2002                   3

          Statements of Consolidated Income -
            Three and Nine Months Ended September 30, 2003 and 2002    5

          Statements of Consolidated Cash Flows -
            Nine Months Ended September 30, 2003 and 2002              6

          Notes to Consolidated Financial Statements                   7

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       17

  Item 4. Controls and Procedures                                     31


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                           32

  Item 6. Exhibits and Reports on Form 8-K                            34

  Signatures                                                          35

                     PART I. FINANCIAL INFORMATION



ITEM 1.  Financial Statements


                                CNF INC.
                      CONSOLIDATED BALANCE SHEETS
                         (Dollars in thousands)


                                                    September 30,
                                                        2003      December 31,
                                                    (Unaudited)        2002
                                                   -------------  ------------
ASSETS

Current Assets
  Cash and cash equivalents                        $    326,286   $   270,404
  Trade accounts receivable, net                        766,587       716,037
  Other accounts receivable                              72,947       129,535
  Operating supplies, at lower of average
    cost or market                                       17,684        19,612
  Prepaid expenses                                       47,275        43,885
  Deferred income taxes                                  77,471        89,015
                                                   -------------  ------------
    Total Current Assets                              1,308,250     1,268,488
                                                   -------------  ------------

Property, Plant and Equipment, at Cost
  Land                                                  161,678       162,767
  Buildings and leasehold improvements                  781,745       769,536
  Revenue equipment                                     636,981       609,631
  Other equipment                                       374,499       377,110
                                                   -------------  ------------
                                                      1,954,903     1,919,044
  Accumulated depreciation and amortization            (964,298)     (903,690)
                                                   -------------  ------------
                                                        990,605     1,015,354
                                                   -------------  ------------

Other Assets
  Deferred charges and other assets                     117,097       133,411
  Capitalized software, net                              71,860        75,674
  Goodwill                                              240,624       240,593
  Deferred income taxes                                      -          6,241
                                                   -------------  ------------
                                                        429,581       455,919
                                                   -------------  ------------

Total Assets                                       $  2,728,436   $ 2,739,761
                                                   =============  ============




The accompanying notes are an integral part of these statements.

                                CNF INC.
                      CONSOLIDATED BALANCE SHEETS
             (Dollars in thousands except per share amounts)


                                                    September 30,
                                                       2003       December 31,
                                                    (Unaudited)       2002
                                                   -------------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                 $    361,623   $   356,605
  Accrued liabilities (Note 5)                          333,719       334,758
  Accrued claims costs                                  128,498       141,632
  Accrued aircraft leases and return
    provision (Note 6)                                       -         27,770
  Current maturities of long-term debt and
    capital leases                                       14,210        12,289
                                                   -------------  ------------
      Total Current Liabilities                         838,050       873,054

Long-Term Liabilities
  Long-term debt and guarantees (Note 4)                431,886       447,234
  Long-term obligations under capital leases            110,414       110,376
  Accrued claims costs                                  116,465       128,447
  Employee benefits                                     265,805       294,541
  Other liabilities and deferred credits                 52,067        43,111
  Deferred income taxes                                  17,200            -
                                                   -------------  ------------
    Total Liabilities                                 1,831,887     1,896,763
                                                   -------------  ------------

Commitments and Contingencies (Note 10)

Company-Obligated Mandatorily Redeemable
  Preferred Securities of Subsidiary
  Trust Holding Solely Convertible
  Debentures of the Company (Note 8)                    125,000       125,000

Shareholders' Equity
  Preferred stock, no par value; authorized
    5,000,000 shares: Series B, 8.5% cumulative,
    convertible, $.01 stated value; designated
    1,100,000 shares; issued 768,930 and 784,007
    shares, respectively                                      8             8
  Additional paid-in capital, preferred stock           116,946       119,239
  Deferred compensation, Thrift and Stock Plan          (59,709)      (65,723)
                                                   -------------  ------------
      Total Preferred Shareholders' Equity               57,245        53,524
                                                   -------------  ------------
  Common stock, $.625 par value; authorized
    100,000,000 shares; issued 56,167,320 and
    56,046,790 shares, respectively                      35,105        35,029
  Additional paid-in capital, common stock              347,928       345,054
  Retained earnings                                     548,960       506,816
  Deferred compensation, restricted stock                (2,434)       (3,710)
  Cost of repurchased common stock (6,484,486
    and 6,563,868 shares, respectively)                (159,883)     (161,841)
                                                   -------------  ------------
                                                        769,676       721,348
  Accumulated Other Comprehensive Loss (Note 7)         (55,372)      (56,874)
                                                   -------------  ------------
      Total Common Shareholders' Equity                 714,304       664,474
                                                   -------------  ------------
      Total Shareholders' Equity                        771,549       717,998
                                                   -------------  ------------
       Total Liabilities and Shareholders' Equity    $2,728,436    $2,739,761
                                                   =============  ============



The accompanying notes are an integral part of these statements.


                                CNF INC.
                   STATEMENTS OF CONSOLIDATED INCOME
                              (Unaudited)
             (Dollars in thousands except per share amounts)


                                          Three Months Ended              Nine Months Ended
                                             September 30,                   September 30,
                                     ----------------------------    ----------------------------
                                         2003            2002            2003            2002
                                     ------------    ------------    ------------    ------------
REVENUES                             $ 1,306,372     $ 1,230,147     $ 3,749,518     $ 3,483,494

Costs and Expenses
  Operating expenses                   1,091,296       1,030,236       3,147,003       2,903,608
  Selling, general and
    administrative expenses              124,568         121,612         366,911         345,833
  Depreciation                            33,450          34,774         100,178         106,255
                                     ------------    ------------    ------------    ------------
                                       1,249,314       1,186,622       3,614,092       3,355,696
                                     ------------    ------------    ------------    ------------
OPERATING INCOME                          57,058          43,525         135,426         127,798
                                     ------------    ------------    ------------    ------------

Other Income (Expense)
  Investment income                          635           1,221           1,851           4,506
  Interest expense (Note 9)               (7,274)         (5,813)        (22,297)        (17,336)
  Dividend requirement on preferred
    securities of subsidiary trust
    (Note 8)                              (1,563)         (1,563)         (4,689)         (4,689)
  Miscellaneous, net                        (731)         (3,527)         (2,618)         (7,330)
                                     ------------    ------------    ------------    ------------
                                          (8,933)         (9,682)        (27,753)        (24,849)
                                     ------------    ------------    ------------    ------------

Income Before Taxes                       48,125          33,843         107,673         102,949
  Income Tax Benefit (Provision)         (21,304)         11,801         (44,528)        (15,150)
                                     ------------    ------------    ------------    ------------

INCOME FROM CONTINUING OPERATIONS         26,821          45,644          63,145          87,799

Loss from Discontinuance, net of
  tax (Note 5)                                -          (10,139)             -          (10,139)
                                     ------------    ------------    ------------    ------------
Net Income                                26,821          35,505          63,145          77,660
  Preferred Stock Dividends                2,030           2,002           6,125           6,050
                                     ------------    ------------    ------------    ------------
NET INCOME AVAILABLE TO COMMON
  SHAREHOLDERS                       $    24,791     $    33,503     $    57,020     $    71,610
                                     ============    ============    ============    ============

Weighted-Average Common Shares
  Outstanding (Note 1)
    Basic                             49,549,338      49,226,241      49,480,305      49,077,089
    Diluted                           56,641,421      56,755,010      56,634,040      56,700,280

Earnings per Common Share (Note 1)
  Basic
    Net Income from Continuing
      Operations                     $      0.50     $      0.89     $      1.15     $      1.67
    Loss from Discontinuance,
      net of tax                              -            (0.21)             -            (0.21)
                                     ------------    ------------    ------------    ------------
    Net Income Available to Common
      Shareholders                   $      0.50     $      0.68     $      1.15     $      1.46
                                     ============    ============    ============    ============

  Diluted
    Net Income from Continuing
      Operations                     $      0.46     $      0.79     $      1.08     $      1.51
    Loss from Discontinuance,
      net of tax                              -            (0.18)             -            (0.18)
                                     ------------    ------------    ------------    ------------
    Net Income Available to Common
      Shareholders                   $      0.46     $      0.61     $      1.08     $      1.33
                                     ============    ============    ============    ============

The accompanying notes are an integral part of these statements.



                                 CNF INC.
                  STATEMENTS OF CONSOLIDATED CASH FLOWS
                          (Dollars in thousands)
                                                           Nine Months Ended
                                                              September 30,
                                                      ----------------------------
                                                          2003            2002
                                                      ------------    ------------
Cash and Cash Equivalents, Beginning of Period        $   270,404     $   400,763

Operating Activities
Net income                                                 63,145          77,660
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Discontinued operations, net of tax                        -           10,139
    Depreciation and amortization, net of accretion       112,573         120,833
    Increase in deferred income taxes                      34,797          82,057
    Amortization of deferred compensation                   7,164           6,513
    Provision for uncollectible accounts                   10,258          11,921
    Equity in earnings of joint venture                   (15,358)        (13,267)
    Loss (Gain) on sales of property and
      equipment, net                                        1,135         (12,713)
    Loss from equity ventures                               3,716             918
    Changes in assets and liabilities:
      Receivables                                            (577)        (93,172)
      Prepaid expenses                                     (3,390)          4,313
      Accounts payable                                      7,640          15,971
      Accrued incentive compensation                      (30,989)         61,552
      Accrued liabilities, excluding accrued
        incentive compensation                             33,896          18,619
      Accrued claims costs                                (25,116)          5,714
      Income taxes                                             -          (21,501)
      Employee benefits                                   (30,936)        (47,555)
      Accrued aircraft leases and return provision        (26,269)       (189,840)
      Deferred charges and credits                         28,321           8,879
      Other                                                 6,650           2,163
                                                      ------------    ------------
  Net Cash Provided by Operating Activities               176,660          49,204
                                                      ------------    ------------

Investing Activities
    Capital expenditures                                  (84,135)        (67,416)
    Software expenditures                                 (10,872)        (10,354)
    Proceeds from sales of property and
      equipment, net                                        7,388          12,017
                                                      ------------    ------------
  Net Cash Used in Investing Activities                   (87,619)        (65,753)
                                                      ------------    ------------

Financing Activities
    Net repayment of long-term debt, guarantees
      and capital leases                                  (10,104)        (30,951)
    Proceeds from exercise of stock options                 2,702           5,500
    Payments of common dividends                          (14,876)        (14,728)
    Payments of preferred dividends                       (10,192)        (10,484)
                                                      ------------    ------------
  Net Cash Used in Financing Activities                   (32,470)        (50,663)
                                                      ------------    ------------
  Net Cash Provided by (Used in) Continuing
    Operations                                             56,571         (67,212)
                                                      ------------    ------------
  Net Cash Provided by (Used in) Discontinued
    Operations                                               (689)          4,699
                                                      ------------    ------------
  Increase (Decrease) in Cash and Cash Equivalents         55,882         (62,513)
                                                      ------------    ------------
Cash and Cash Equivalents, End of Period              $   326,286     $   338,250
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

Earnings per Share

Basic earnings per common share ("EPS") from continuing operations is computed by dividing reported net income from continuing operations (after deduction of preferred stock dividends) by the weighted-average common shares outstanding. The calculation of diluted EPS is calculated as follows:


(Dollars in thousands except     Three Months Ended       Nine Months Ended
per share data)                     September 30,            September 30,
                               ----------------------   ----------------------
                                  2003        2002         2003        2002
                               ----------  ----------   ----------  ----------
Earnings:
  Net income from continuing
    operations                 $  24,791   $  43,642    $  57,020   $  81,749
  Add-backs:
    Dividends on preferred
      stock, net of
      replacement funding            315         278        1,006         871
    Dividends on preferred
      securities of subsidiary
      trust, net of tax              954         954        2,862       2,862
                               ----------  ----------   ----------  ----------
                               $  26,060   $  44,874    $  60,888   $  85,482
                               ==========  ==========   ==========  ==========
Shares:
  Weighted-average common
    shares outstanding         49,549,338  49,226,241   49,480,305  49,077,089
  Stock options                   346,956     627,607      408,608     722,029
  Series B preferred stock      3,620,127   3,776,162    3,620,127   3,776,162
  Preferred securities of
    subsidiary trust            3,125,000   3,125,000    3,125,000   3,125,000
                               ----------  ----------   ----------  ----------
                               56,641,421  56,755,010   56,634,040  56,700,280
                               ==========  ==========   ==========  ==========

Diluted earnings per share
  from continuing operations   $     0.46  $     0.79   $     1.08  $     1.51
                               ==========  ==========   ==========  ==========


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

The following table sets forth the effect on net income and earnings per share from continuing operations if CNF had applied the fair-value based method and recognition provisions of SFAS 123, " Accounting for Stock-Based Compensation," to stock-based compensation:

(Dollars in thousands,           Three months ended       Nine months ended
except per share data)              September 30,            September 30,
                               ----------------------   ----------------------
                                  2003        2002         2003        2002
                               ----------  ----------   ----------  ----------

Net income from continuing
  operations, as reported      $  24,791   $  43,642    $  57,020   $  81,749
Additional compensation cost,
  net of tax, that would have
  been included in net income
  if the fair-value method
  had been applied                (2,411)     (2,186)      (6,863)     (6,265)
                               ----------  ----------   ----------  ----------
Pro forma net income from
  continuing operations as if
  the fair-value method had
  been applied                 $  22,380   $  41,456    $  50,157   $  75,484
                               ==========  ==========   ==========  ==========

Earnings per share from
continuing operations:
   Basic:
     As reported               $    0.50   $    0.89    $    1.15   $    1.67
                               ==========  ==========   ==========  ==========
     Pro Forma                 $    0.45   $    0.84    $    1.01   $    1.54
                               ==========  ==========   ==========  ==========
   Diluted:
     As reported               $    0.46   $    0.79    $    1.08   $    1.51
                               ==========  ==========   ==========  ==========
     Pro Forma                 $    0.42   $    0.75    $    0.95   $    1.40
                               ==========  ==========   ==========  ==========

These pro-forma effects of applying SFAS 123 may not be indicative of future amounts.


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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities: an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses or receives a majority of its expected residual returns. The consolidation requirements of FIN 46 apply immediately to variable interest entities created or modified after January 31, 2003 and apply to existing entities in the first fiscal year or interim period ending after December 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. CNF has adopted the currently applicable provisions of FIN 46 with no material impact.

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

Financial Data

Inter-segment revenue and related operating income have been eliminated to reconcile to consolidated revenue and operating income. Management evaluates segment performance primarily based on revenue and operating income (loss); therefore, other non-operating items, consisting primarily of interest income or expense, are not reported in segment results. Corporate expenses are generally allocated based on measurable services provided to each segment or, for general corporate expenses, based on segment revenue and capital.

(Dollars in thousands)           Three months ended       Nine months ended
                                    September 30,            September 30,
                             -----------------------   -----------------------
                                 2003       2002           2003        2002
                             ----------- -----------   ----------- -----------
Revenues
 Con-Way Transportation
   Services                  $  574,571  $  527,689    $1,635,125  $1,486,388
 Menlo Worldwide
   Forwarding                   469,048     446,797     1,357,091   1,281,345
   Logistics                    262,663     255,022       757,177     713,142
                             ----------- -----------   ----------- -----------
                                731,711     701,819     2,114,268   1,994,487
 CNF Other                           90         639           125       2,619
                             ----------- -----------   ----------- -----------
                             $1,306,372  $1,230,147    $3,749,518  $3,483,494
                             =========== ===========   =========== ===========

Inter-segment Revenue
Eliminations by Segment
 Con-Way Transportation
   Services                  $    1,236  $      115    $    1,492  $      312
 Menlo Worldwide
   Forwarding                     1,938          54         2,058         151
   Logistics                        --        3,335         2,975      10,208
                             ----------- -----------   ----------- -----------
                                  1,938       3,389         5,033      10,359
 CNF Other                        5,810       2,634        16,546       7,349
                             ----------- -----------   ----------- -----------
                             $    8,984  $    6,138    $   23,071  $   18,020
                             =========== ===========   =========== ===========

Revenues before Inter-
segment Eliminations
 Con-Way Transportation
   Services                  $  575,807  $  527,804    $1,636,617  $1,486,700
 Menlo Worldwide
   Forwarding                   470,986     446,851     1,359,149   1,281,496
   Logistics                    262,663     258,357       760,152     723,350
                             ----------- -----------   ----------- -----------
                                733,649     705,208     2,119,301   2,004,846
 CNF Other                        5,900       3,273        16,671       9,968
 Inter-segment Revenue
   Eliminations                  (8,984)     (6,138)      (23,071)    (18,020)
                             ----------- -----------   ----------- -----------
                             $1,306,372  $1,230,147    $3,749,518  $3,483,494
                             =========== ===========   =========== ===========

Operating Income (Loss)
 Con-Way Transportation
   Services                  $   56,565  $   41,618    $  137,332  $  110,454
 Menlo Worldwide
   Forwarding                   (14,304)     (4,979)      (33,553)    (16,600)
   Logistics                      6,872       8,371        19,211      23,183
   Other                          8,810       2,638        15,358      13,267
                             ----------- -----------   ----------- -----------
                                  1,378       6,030         1,016      19,850
 CNF Other                         (885)     (4,123)       (2,922)     (2,506)
                             ----------- -----------   ----------- -----------
                             $   57,058  $   43,525    $  135,426  $  127,798
                               ==========  ==========   ==========  ==========

Special Items

CNF's results from continuing operations included various items that affected the period-to-period comparisons of the reported operating income (loss) of its reporting segments that CNF has identified as "special" items in the periods presented. Items were identified as such by CNF's management based in part on their materiality to the relevant reporting segment.

(Dollars in thousands)           Three months ended       Nine months ended
                                    September 30,            September 30,
                               ----------------------   ----------------------
                                  2003        2002         2003        2002
                               ----------  ----------   ----------  ----------
Con-Way Transportation
  Services -
  Net gain from the sale
    of a property              $     --    $     --     $     --    $   8,675
Menlo Worldwide -
  Forwarding -
    Net gains from payments
      under the Air
      Transportation Safety
      and System
      Stabilization Act              --          --         7,230       9,895
    Loss for the resolution
      of a hazardous
      materials violation case    (6,500)        --        (6,500)        --
  Logistics -
    Net gain from a
      contract termination           --          --           --        1,850
CNF Other -
  Loss from uncollectible
    non-trade receivables            --       (3,595)         --       (3,595)
  Net gain from the sale
    of a property                    --          --           --        2,367


Terrorist Attacks

In response to the September 11, 2001 terrorist attacks, the U.S. Congress passed the Air Transportation Safety and System Stabilization Act (the "Act"), a $15 billion emergency economic assistance package intended to mitigate financial losses in the air carrier industry. The legislation provides for $5 billion in direct loss reimbursement and other financial assistance. In March 2002, Forwarding received an $11.9 million payment under the Act, resulting in the recognition of a $9.9 million first-quarter net gain in 2002. In March 2003, Forwarding received a final payment of $7.5 million, resulting in a $7.2 million first-quarter net gain in 2003.

3.   Investment in Unconsolidated Joint Venture

Vector SCM (Vector) is a joint venture formed with General Motors ("GM") in December 2000 for the purpose of providing logistics management services on a global basis, at present for GM, but ultimately for customers in addition to GM. Although CNF owns a majority interest in Vector, the operating results of Vector are reported as an equity-method investment based on GM's ability to control certain operating decisions. Vector is organized as a limited liability company that has elected to be taxed as a partnership. Therefore, the joint venture partners are responsible for income taxes applicable to their share of Vector's taxable income. CNF's portion of Vector's net income, which is reported as a reduction of operating expenses in the accompanying Statements of Consolidated Income, does not include any provision for income taxes that will be incurred by CNF. At September 30, 2003, CNF's undistributed earnings from Vector, before provision for CNF's related parent income taxes, was $23.6 million.

Vector participates in CNF's centralized cash management system, and, consequently, Vector's domestic trade accounts payable are paid by CNF and settled through Vector's affiliate accounts with CNF. In addition, excess cash balances in Vector's bank accounts, if any, are invested by CNF and settled through affiliate accounts. As a result of Vector's excess cash invested by CNF, Vector's affiliate receivable from CNF as of September 30, 2003 was $12.3 million, which earned interest income based on a rate earned by CNF's invested cash equivalents.

As required by the Vector Agreements, CNF provides Vector with a $20 million line of credit for Vector's working capital and capital expenditure requirements. Under the credit facility, which matures on December 13, 2005, Vector may obtain loans with an annual interest rate based on the rate CNF pays under its $385 million revolving credit facility. CNF provides a portion of its $20 million credit commitment to Vector through CNF's guarantee of $7.5 million of uncommitted local currency overdraft facilities available to Vector by international banks.

At September 30, 2003, $4.8 million was outstanding under Vector's uncommitted local currency overdraft facilities and no borrowings were directly payable to CNF. At December 31, 2002, Vector owed $2.5 million under the uncommitted local currency overdraft facilities and owed $2.4 million to CNF under the line of credit with CNF.

CNF's capital transactions with Vector, including cash advances to and from Vector under CNF's centralized cash management system and credit facility described above, are reported as adjustments to CNF's investment in Vector in Deferred Charges and Other Assets in the Consolidated Balance Sheets.

4.   Debt

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

5.  Discontinued Operations

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

Net current liabilities of the discontinued Priority Mail operations of $2.5 million and $3.2 million at September 30, 2003 and December 31, 2002, respectively, were included in Accrued Liabilities in the Consolidated Balance Sheets.

Spin-Off of CFC

On December 2, 1996, CNF completed the spin-off of Consolidated Freightways Corporation ("CFC") to CNF's shareholders. CNF recognized 2002 third-quarter and fourth-quarter losses from discontinuance of $13.0 million (net of $8.3 million of income taxes) and $2.3 million (net of $1.4 million of income taxes), respectively, in connection with the bankruptcy of CFC in September 2002. For further detailed discussion of this matter, see Note 10, "Commitments and Contingencies," and Item 2, "Management's Discussion and Analysis - Liquidity and Capital Resources - Discontinued Operations - Spin-Off of CFC."


6.  Restructuring Plan

In June 2001, Forwarding began an operational restructuring to align it with management's estimates of future business prospects for domestic heavy air freight and address changes in market conditions, which deteriorated primarily due to a slowing domestic economy and loss of EWA's contracts with the USPS to transport Express Mail and Priority Mail. The $340.5 million second-quarter restructuring charge in 2001 consisted primarily of non-cash impairment charges of $278.0 million and $62.5 million of estimated future cash expenditures related primarily to the return to lessors of certain aircraft leased to EWA. Based on issues identified during inspections conducted by the Federal Aviation Administration ("FAA"), on August 13, 2001, EWA was required to suspend its air carrier operations as part of an interim settlement agreement with the FAA. As a result, EWA furloughed approximately 400 pilots and crewmembers and Forwarding made arrangements to continue its service to customers by utilizing aircraft operated by several other air carriers. Primarily in response to the FAA action and a worsening global economic downturn, Forwarding re-evaluated its restructuring plan. On December 5, 2001, CNF announced that Forwarding (formerly known as "Emery" or "Emery Forwarding") in 2002 would become part of CNF's new Menlo Worldwide group of supply chain services providers and in North America would utilize aircraft operated by other air carriers instead of EWA operating its own fleet of aircraft, and that EWA would permanently cease air carrier operations. In connection with the revised restructuring plan, in the fourth quarter of 2001 Forwarding recognized additional restructuring charges of $311.7 million, including $305.6 million for the planned disposal of leased aircraft, cessation of EWA's remaining operations, and other costs, and $6.1 million for employee separation costs for 157 of Forwarding's non-pilot employees.

In connection with CNF's announcement of the cessation of EWA's air carrier operations on December 5, 2001, EWA terminated the employment of all of its pilots and crewmembers, bringing the total number of terminated employees in 2001 to 800. Those pilots and crewmembers are represented by the Air Line Pilots Association ("ALPA") union under a collective bargaining agreement. Subsequently, ALPA filed a grievance on behalf of the pilots and crewmembers protesting the cessation of EWA's air carrier operations and Forwarding's use of other air carriers. Some aspects of the ALPA matters may be subject to binding arbitration. Based on CNF's current evaluation, management believes that it has provided for its estimated exposure related to the ALPA matters. However, there can be no assurance in this regard as CNF cannot predict with certainty the ultimate outcome of these matters.

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

Forwarding's restructuring reserves for aircraft and other costs declined to $37.2 million at September 30, 2003 from $67.7 million at December 31, 2002 primarily due to aircraft lease and return costs. None of the 37 aircraft that were grounded in connection with Forwarding's restructuring plan remained under lease as of September 30, 2003. Restructuring reserves at September 30, 2003 consisted primarily of CNF's estimated exposure related to labor matters in arbitration, as described above, as well as other estimated remaining restructuring-related obligations.

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

7.  Comprehensive Income

Comprehensive income, which is a measure of all changes in equity except those resulting from investments by owners and distributions to owners, was as follows:


(Dollars in thousands)           Three Months Ended       Nine Months Ended
                                    September 30,            September 30,
                               ----------------------   ----------------------
                                  2003        2002         2003        2002
                               ----------  ----------   ----------  ----------
Net income                     $  26,821   $  35,505    $  63,145   $  77,660

Other comprehensive income
  (loss):
  Change in fair value of
    cash flow hedge (Note 9)         101         (16)         295       1,064
  Foreign currency
    translation adjustment        (2,231)        472        1,207       3,587
                               ----------  ----------   ----------  ----------
                                  (2,130)        456        1,502       4,651
                               ----------  ----------   ----------  ----------
Comprehensive income           $  24,691   $  35,961    $  64,647   $  82,311
                               ==========  ==========   ==========  ==========


The following is a summary of the components of Accumulated Other
Comprehensive Loss:

                                         September 30,   December 31,
(Dollars in thousands)                       2003            2002
                                          -----------    ------------
Accumulated change in fair value of
  cash flow hedge (Note 9)                $      (99)    $      (394)
Accumulated foreign currency
 translation adjustments                     (24,641)        (25,848)
Minimum pension liability adjustment         (30,632)        (30,632)
                                          -----------    ------------
  Accumulated other comprehensive loss    $  (55,372)    $   (56,874)
                                          ===========    ============


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

At September 30, 2003, CNF held three interest rate swap derivatives that were initially entered into as cash flow hedges to mitigate the effects of interest rate volatility on floating-rate operating lease payments. CNF's only interest rate swap derivative to qualify for hedge accounting under SFAS 133 as of September 30, 2003 expired in October 2003 with the scheduled termination of the hedged floating-rate operating lease. In connection with the restructuring plan described above, hedge accounting was discontinued for the remaining two interest rate swap derivatives when EWA settled floating-rate operating leases
hedged with the interest rate swaps.   For periods subsequent to
December 31, 2002, increases in the estimated fair value of these freestanding interest rate swap derivatives were reported as increases in Other Assets in the Consolidated Balance Sheets and as non-operating income of $0.6 million and $0.8 million in the third quarter and first nine months of 2003, respectively.

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

10.  Commitments and Contingencies

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

Other

Forwarding's third-quarter operating results in 2003 included a $6.5 million charge for the resolution of matters resulting from an investigation by the Department of Transportation and the FAA into the handling of so-called hazardous materials by MWF and EWA. As a condition of the resolution, MWF is required to develop and implement a hazardous materials compliance program to detect and prevent future violations. For a five-year period, MWF is required to engage an approved third-party auditor to assess whether its hazardous materials operation is consistently in compliance with all applicable laws.

CNF is a defendant in various lawsuits incidental to its businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material impact on CNF's financial condition, cash flows, or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (referred to as Management's Discussion and Analysis) is intended to assist in the understanding and assessment of the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of CNF and its subsidiaries. This discussion and analysis should be read in conjunction with Note 2, "Reporting Segments," in the accompanying Notes to Consolidated Financial Statements, as well as the information included in CNF's 2002 Annual Report on Form 10-K.

As used in Management's Discussion and Analysis, all references to CNF, "the Company," "we," "us," and "our" and all similar references mean CNF Inc. and its subsidiaries, unless otherwise expressly stated or the context otherwise requires.


                         RESULTS OF OPERATIONS


CNF's third-quarter net income available to common shareholders of $24.8 million ($0.46 per diluted share) in 2003 declined from $33.5 million ($0.61 per diluted share) in 2002 and net income available to common shareholders of $57.0 million ($1.08 per diluted share) in the first nine months of 2003 fell from $71.6 million ($1.33 per diluted share) in the first nine months of last year. As described below under "Discontinued Operations", net income available to common shareholders in the third quarter and first nine months of last year included a $10.1 million after-tax net loss ($0.18 per diluted share) from discontinued operations.

Third-quarter net income from continuing operations (Income from continuing operations after preferred stock dividends) in 2003 declined to $24.8 million ($0.46 per diluted share) from $43.6 million ($0.79 per diluted share) and net income from continuing operations in the first nine months of 2003 fell to $57.0 million ($1.08 per diluted share) from $81.7 million ($1.51 per diluted share) in the same period last year. CNF's net income from continuing operations declined in the comparative three- and nine-month periods in 2003 despite higher revenue and operating income, primarily due to a $25.0 million reversal of accrued taxes recognized in the third quarter of last year upon the settlement of tax matters.

CNF's results from continuing operations included various items that affected the period-to-period comparisons of the reported operating income (loss) of its reporting segments that CNF has identified as "special" items in the periods presented. Items were identified as such by CNF's management based in part on their materiality to the relevant reporting segment.

(Dollars in thousands)           Three months ended       Nine months ended
                                    September 30,            September 30,
                               ----------------------   ----------------------
                                  2003        2002         2003        2002
                               ----------  ----------   ----------  ----------
Con-Way Transportation
  Services -
  Net gain from the sale
    of a property              $     --    $     --     $     --    $   8,675
Menlo Worldwide -
  Forwarding -
    Net gains from payments
      under the Air
      Transportation Safety
      and System
      Stabilization Act              --          --         7,230       9,895
    Loss for the resolution
      of a hazardous
      materials violation case    (6,500)        --        (6,500)        --
  Logistics -
    Net gain from a
      contract termination           --          --           --        1,850
CNF Other -
  Loss from uncollectible
    non-trade receivables            --       (3,595)         --       (3,595)
  Net gain from the sale
    of a property                    --          --           --        2,367

CONTINUING OPERATIONS

CNF's revenue in the third quarter increased 6.2% over last year's third quarter to $1.3 billion and revenue for the first nine months of 2003 grew 7.6% to $3.7 billion over the prior-year nine-month period, primarily due to higher revenue from both Con-Way and the Menlo Worldwide companies. CNF's third-quarter operating income in 2003 of $57.1 million rose 31.1% over last year while operating income of $135.4 million in the first nine months of 2003 improved 6.0% over the first nine months of last year, primarily due to higher revenue. Operating income in the third quarter of 2003 included a charge of $6.5 million ($0.11 per diluted share) for the resolution of a hazardous materials violation case while last year's third quarter included a $3.6 million loss ($0.04 per diluted share) from the business failure of Consolidated Freightways Corporation ("CFC"). The net effect of special items in the first nine months of 2003 increased operating income by $0.7 million but decreased diluted earnings per share by $0.04 due in part to the third-quarter hazardous materials resolution charge, which was not deductible for tax purposes. The comparability of operating income in the nine-month period was also affected by a net operating gain of $19.2 million ($0.21 per diluted share) from special items in the prior year, as summarized in the table above.

Other net expense in the third quarter of 2003 decreased to $8.9 million from $9.7 million in the prior-year third quarter and increased to $27.8 million in the first nine months of 2003 from $24.8 million in the first nine months of 2002. The third quarter and first nine months of 2003, when compared to the same periods of last year, benefited from changes in the cash-surrender value of corporate-owned life insurance policies and was adversely affected by higher interest expense on long-term debt, declines in investment income on lower cash-equivalent investments, and higher losses from equity ventures entered into in prior years. CNF recognized gains of $0.7 million and $2.8 million in the third quarter and first nine months of 2003, respectively, and losses of $3.0 million and $4.3 million in the same periods of 2002, respectively, from changes in the cash-surrender value of the corporate-owned life insurance policies. Increases in interest expense in the third quarter and first nine months of 2003 were primarily due to the settlement of interest rate swaps in December 2002, which effectively converted long-term debt from fixed-rate to floating-rate prior to their termination, as more fully discussed in Note 9, "Derivative Instruments and Hedging Activities," included in the accompanying Notes to Consolidated Financial Statements. CNF recognized equity venture losses of $1.5 million and $3.7 million in the third quarter and first nine months of 2003, respectively, and $0.2 million and $0.9 million in the third quarter and first nine months of 2002, respectively.

The effective tax provision rate of 44.3% and 41.4% in the third quarter and first nine months of 2003, respectively, reflects the non-deductibility of the hazardous materials resolution charge. The effective tax benefit rate of 34.9% in last year's third quarter and the effective tax provision rate of 14.7% in the first nine months of last year were primarily the result of the $25.0 million reversal of accrued taxes recognized in the third quarter of 2002 upon settlement of tax matters.


CON-WAY TRANSPORTATION SERVICES

Con-Way's revenue in the third quarter and first nine months of 2003 grew 8.9% and 10.0%, respectively, from the same periods in 2002 primarily due to increases in revenue from Con-Way's regional less-than-truckload ("LTL") carriers and to revenue growth from Con-Way's asset-light businesses, as described below. Regional-carrier revenue per day in the third quarter and first nine months of 2003 increased 7.0% and 8.1%, respectively, over the same periods in 2002, primarily due to improvements in revenue per hundredweight ("yield") of 4.7% and 7.1%, respectively, as well as tonnage increases of 2.2% and 1.0%, respectively. Yield improvements in the third quarter and first nine months of 2003 reflect rate increases, higher fuel surcharges and continued growth of interregional joint services, which typically command higher rates on longer lengths of haul. Excluding fuel surcharges, yield in the third quarter and first nine months of 2003 increased 3.4% and 4.4% over the respective prior-year periods. In 2003, Con-Way's asset-light businesses, including Con-Way NOW, Con-Way Logistics, and Con-Way Air Express, increased revenue in the third quarter and first nine months by 79% and 70%, respectively. Con-Way defines "asset-light" businesses as those that require a comparatively smaller capital investment than its LTL operations.

Con-Way's third-quarter operating income in 2003 increased 35.9% from 2002 to $56.6 million and operating income for the first nine months of 2003 increased 24.3% from last year to $137.3 million. Higher operating income in the third quarter and first nine months of 2003 was primarily due to higher revenue from the regional carriers as well as revenue growth from Con-Way's asset-light businesses, which reduced their net operating losses in 2003 by 50.1% in the third quarter and 20.3% in the nine-month period. Employee costs in the third quarter and first nine months of 2003, which increased 4.5% and 5.1% from the respective prior-year periods, declined as a percentage of Con-Way's revenue. Operating income in the first nine months of 2003 was adversely affected by higher first-quarter winter weather-related costs while the first nine months of the prior year benefited from an $8.7 million first-quarter net gain from the sale of an excess property.

MENLO WORLDWIDE

For financial reporting purposes, the Menlo Worldwide group, which was formed effective January 1, 2002, is divided into three reporting segments: Forwarding, Logistics, and Menlo Worldwide Other. Vector SCM, a joint venture with General Motors, is reported in the Menlo Worldwide Other segment as an equity-method investment. The Menlo Worldwide group of businesses in 2003 reported third-quarter revenue of $731.7 million, a 4.3% increase over last year, while revenue of $2.1 billion in the first nine months of 2003 improved 6.0% over the first nine months of last year. Menlo Worldwide reported third-quarter operating income of $1.4 million in 2003 compared to $6.0 million in 2002, and operating income of $1.0 million in the first nine months of 2003 compared to operating income of $19.9 million in the first nine months of last year.

Forwarding

Forwarding's revenue in the third quarter and first nine months of 2003 rose 5.0% and 5.9% over the same periods of 2002, respectively, primarily due to an increase in international airfreight revenue, partially offset by a decline in North American airfreight revenue.

Third-quarter 2003 international airfreight revenue per day, including fuel surcharges, increased 14.1% over the same period last year due to an increase of 16.2% in average international pounds per day ("weight"), partially offset by a decrease in international revenue per pound ("yield") of 1.8%, while international airfreight revenue per day in the first nine months of 2003 increased 16.0% on an 11.5% increase in weight and a 4.0% improvement in yield. The increase in international weight in the third quarter and first nine months of 2003 was primarily the result of improved business levels in Asian and European markets, while the improvement in the first nine months of 2003 was also favorably impacted by an increase in war-related military business in the first quarter. International yield in the same comparative periods of 2003 benefited from higher fuel surcharges. Excluding fuel surcharges, international yield in 2003 decreased 3.2% in the third quarter and increased 1.8% in the first nine months.

North American airfreight revenue per day, including fuel surcharges, declined 9.4% and 9.5% in the third quarter and first nine months of 2003, respectively, from the same periods in 2002 primarily due to declines in yield of 7.8% and 8.8%, respectively, and declines in weight of 1.8% and 0.8%, respectively. Lower North American weight and yield the third quarter and first nine months of 2003 was primarily the result of Forwarding's efforts to increase second-day and deferred-delivery services, as well as a decline in the demand for next-day delivery services, which contributed to a higher percentage of lower-yield second-day and deferred delivery services. North American yield in the third quarter and first nine months of 2003 benefited from an increase in fuel surcharges compared to the same periods in 2002. Excluding fuel surcharges, North American yield in the third quarter and first nine months of 2003 declined 9.5% and 12.5%, respectively.

Forwarding's third-quarter operating loss in 2003 increased to $14.3 million from $5.0 million in 2002. The third-quarter 2003 operating loss included a $6.5 million charge for the resolution of a hazardous materials violations case. Forwarding's operating loss of $33.6 million in the first nine months of 2003 increased from $16.6 million in the same period of 2002. Forwarding's operating loss in the first nine months of 2003 included the net effect of the hazardous materials resolution charge and a $7.2 million first-quarter net gain from a payment under the Air Transportation Safety and System Stabilization Act (the "Act"), while the operating loss in the first nine months of 2002 included a $9.9 million first-quarter net gain under the Act. Forwarding's operating losses in the third quarter and first nine months of 2003, excluding the special items described above, increased over the same prior-year periods primarily due to declines in North American airfreight revenue and higher costs for expansion in
international markets.   For the comparative nine-month period,
Forwarding's operating loss in 2003 was adversely affected by lower operating margins on international revenue and an increase in winter weather-related costs in the first quarter.

     Restructuring Plan

In June 2001, Forwarding began an operational restructuring to align it with management's estimates of future business prospects for domestic heavy air freight and address changes in market conditions, which deteriorated primarily due to a slowing domestic economy and loss of EWA's contracts with the USPS to transport Express Mail and Priority Mail. The $340.5 million second-quarter restructuring charge in 2001 consisted primarily of non-cash impairment charges of $278.0 million and $62.5 million of estimated future cash expenditures related primarily to the return to lessors of certain aircraft leased to EWA. Based on issues identified during inspections conducted by the Federal Aviation Administration ("FAA"), on August 13, 2001, EWA was required to suspend its air carrier operations as part of an interim settlement agreement with the FAA. As a result, EWA furloughed approximately 400 pilots and crewmembers and Forwarding made arrangements to continue its service to customers by utilizing aircraft operated by several other air carriers. Primarily in response to the FAA action and a worsening global economic downturn, Forwarding re-evaluated its restructuring plan. On December 5, 2001, CNF announced that Forwarding (formerly known as "Emery" or "Emery Forwarding") in 2002 would become part of CNF's new Menlo Worldwide group of supply chain services providers and in North America would utilize aircraft operated by other air carriers instead of EWA operating its own fleet of aircraft, and that EWA would permanently cease air carrier operations. In connection with the revised restructuring plan, in the fourth quarter of 2001 Forwarding recognized additional restructuring charges of $311.7 million, including $305.6 million for the planned disposal of leased aircraft, cessation of EWA's remaining operations, and other costs, and $6.1 million for employee separation costs for 157 of Forwarding's non-pilot employees.

In connection with CNF's announcement of the cessation of EWA's air carrier operations on December 5, 2001, EWA terminated the employment of all of its pilots and crewmembers, bringing the total number of terminated employees in 2001 to 800. Those pilots and crewmembers are represented by the Air Line Pilots Association ("ALPA") union under a collective bargaining agreement. Subsequently, ALPA filed a grievance on behalf of the pilots and crewmembers protesting the cessation of EWA's air carrier operations and Forwarding's use of other air carriers. Some aspects of the ALPA matters may be subject to binding arbitration. Based on CNF's current evaluation, management believes that it has provided for its estimated exposure related to the ALPA matters. However, there can be no assurance in this regard as CNF cannot predict with certainty the ultimate outcome of these matters.

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

Forwarding's restructuring reserves for aircraft and other costs declined to $37.2 million at September 30, 2003 from $67.7 million at December 31, 2002 primarily due to aircraft lease and return costs. None of the 37 aircraft that were grounded in connection with Forwarding's restructuring plan remained under lease as of September 30, 2003. Restructuring reserves at September 30, 2003 consisted primarily of CNF's estimated exposure related to labor matters in arbitration, as described above, as well as other estimated remaining restructuring-related obligations.

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


     Terrorist Attacks

In response to the September 11, 2001 terrorist attacks, the U.S. Congress passed the Air Transportation Safety and System Stabilization Act (the "Act"), a $15 billion emergency economic assistance package intended to mitigate financial losses in the air carrier industry. The legislation provides for $5 billion in direct loss reimbursement and other financial assistance. In March 2002, Forwarding received an $11.9 million payment under the Act, resulting in the recognition of a $9.9 million first-quarter net gain in 2002. In March 2003, Forwarding received a final payment of $7.5 million, resulting in a $7.2 million first-quarter net gain in 2003.

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

     Outlook

Management will continue Forwarding's focus on increasing the revenue and operating margins of its variable-cost-based international operations. In North America, management is continuing its efforts to align its costs with revenues, which have decreased primarily due to declines in the demand for next-day heavy air freight delivery services. This decline in revenue caused Forwarding's losses to increase further. Management continues to pursue a variety of alternatives to address the issue.

Logistics

Logistics' revenue of $262.7 million in the third quarter of 2003 increased 3.0% over the prior-year third quarter and revenue of $757.2 million in the first nine months of 2003 grew 6.2% over the first nine months of last year. Higher third-quarter revenue was primarily due to growth in carrier management services, partially offset by lower revenue from warehousing services, contract carriage and consulting fees. Increased revenue in the first nine months of 2003 was primarily due to higher revenue from carrier management and warehousing services, partially offset by a decline in revenue from contract carriage and consulting fees.

A portion of Logistics' revenue is attributable to contracts for which Logistics manages the transportation of freight but subcontracts the actual transportation and delivery of products to third parties. Logistics refers to this as purchased transportation. Logistics' net revenue (revenue less purchased transportation) was $73.7 million and $217.2 million in the third quarter and first nine months of 2003, respectively, compared to $77.3 million and $209.3 million in 2002 in the respective periods last year.

Logistics' third-quarter operating income of $6.9 million in 2003 fell from $8.4 million in the prior-year third quarter and operating income of $19.2 million in the first nine months of 2003 declined from $23.2 million for the same period last year. The prior year included a first-quarter $1.9 million net gain from the early termination of a contract. Excluding the prior-year contract termination gain, lower operating income in the comparative periods of 2003 primarily reflects an increase in lower-margin carrier management services and a decline in higher-margin consulting fee revenue as well as higher administrative expenses, which were primarily attributable to expansion in international markets and higher amortization related to logistics management software placed in service in the second quarter of 2002.

Menlo Worldwide Other

The Menlo Worldwide Other reporting segment consists of the results of Vector SCM (Vector), a joint venture formed with General Motors ("GM") in December 2000 for the purpose of providing logistics management services on a global basis, at present for GM, but ultimately for customers in addition to GM. Agreements pertaining to Vector (collectively, "Vector Agreements") provided that Vector would be compensated by sharing in efficiency gains and cost savings achieved through the implementation of Approved Business Cases ("ABCs") and other special projects in GM's North American region and GM's three international regions. An ABC is a project, developed with and approved by GM, aimed at reducing costs, assuming operational responsibilities, and/or achievement of operational changes.

In August 2003, the Vector Agreements were amended, primarily to expedite the transition of logistics services in the North American region from GM to Vector. The amendments change the compensation principles for GM's North American logistics operations, revise the allocation of Vector's profit between GM and CNF, and modify the formula for the valuation of Vector in the event that CNF exercises its Put Right, as described below.

The amendments to the Vector Agreements provide that Vector be compensated for its management of logistics for all of GM's North American operations rather than by sharing in efficiency gains and cost savings achieved under individual and separately approved ABCs in North America. In each year of a five-year period retroactive to January 1, 2003, Vector will be compensated with a management fee for logistics services provided in the North American region and can earn additional compensation by sharing in efficiency gains and cost savings achieved in North America. Vector will be compensated by GM for its direct and general and administrative costs in North America, subject to certain limitations. At the present time, Vector's compensation for management of logistics services for GM's international regions and aftermarket parts supply operations will continue to be determined through the implementation of separately approved ABC's and special projects.

The amended Vector Agreements also reduce GM's allocation of profit and loss from 20% to 15%. Although CNF owns a majority equity interest, the operating results of Vector are reported as an equity-method investment based on GM's ability to control certain operating decisions.

Under the Vector Agreements, GM has the right to purchase CNF's membership interest in Vector ("Call Right") and CNF has the right to require GM to purchase CNF's membership interest in Vector ("Put Right"). The Call Right and Put Right are exercisable at the sole discretion of GM and CNF, respectively. Prior to amendment of the Vector Agreements, exercise of the Call Right or Put Right required GM to pay CNF for the full value of CNF's membership interest in Vector, as determined by approved appraisers using a predetermined valuation formula. Under the amended Vector Agreements, the amount payable by GM to CNF under the Put Right is based on a mutually agreed-upon estimated value for CNF's membership interest as of the contract amendment date and will decline on a straight-line basis over an 8-year period beginning January 1, 2004. Exercise of CNF's Put Right or GM's Call Right would result in retaining future commercialization contracts involving customers other than GM.

The Menlo Worldwide Other segment reported third-quarter operating income of $8.8 million in 2003 compared to $2.6 million in 2002 while operating income in the first nine months of 2003 improved to $15.4 million in 2003 from $13.3 million last year. The third quarter of 2003 included $3.5 million of operating income resulting from Vector's transition to recognizing compensation in accordance with the amended Vector Agreements. Operating income of the Menlo Worldwide Other segment in the first half of last year included substantially all of Vector's net income for that period (rather than CNF's pro-rata portion of that net income), because CNF was contractually entitled to substantially all of Vector's net income to the extent of Vector's cumulative losses because, under the contract, all of Vector's losses in prior periods were allocated to CNF. During the second quarter of 2002, CNF's allocated cumulative losses from the Vector joint venture had been recouped through allocated net income. As a result, GM began sharing in Vector's net income in the third quarter of 2002.

Vector's strategy is to continue providing exceptional logistics management services to GM while increasing efforts to commercialize Vector's business to customers other than GM. As a result of these efforts, management intends to increase the percentage of compensation derived from commercialization activities, as well as from GM's international regions and aftermarket parts supply operations.

CNF Other

The CNF Other segment consists of the results of Road Systems and certain corporate activities. The CNF Other third-quarter operating loss decreased to $0.9 million in 2003 from $4.1 million in 2002 and the $2.9 million operating loss in the first nine months of 2003 increased slightly from an operating loss of $2.5 million in the first nine months of last year. Operating results in 2003 included a $1.1 million second-quarter loss from the sale of an excess property while last year included a $2.4 million first-quarter net gain from the sale of excess corporate properties and a $3.6 million third-quarter loss from the business failure of CFC.

DISCONTINUED OPERATIONS

Priority Mail Contract

On November 3, 2000, EWA and the USPS announced an agreement (the "Termination Agreement") to terminate their contract for the transportation and sortation of Priority Mail (the "Priority Mail contract"). All claims relating to amounts owed to EWA under the Priority Mail contract were fully settled in connection with payments from the USPS to EWA in 2002 and 2001, including a $6.0 million payment in July 2002 that fully settled EWA's Priority Mail contract termination costs and resulted in a 2002 third-quarter gain from discontinuance of $2.9 million, net of $1.8 million of income taxes. Refer to Note 5, "Discontinued Operations," included in the accompanying Notes to Consolidated Financial Statements.

Spin-Off of CFC

As more fully discussed below under "Liquidity and Capital Resources - Discontinued Operations - Spin-off of CFC," CNF recognized 2002 third-quarter and fourth-quarter losses from discontinuance of $13.0 million (net of $8.3 million of income taxes) and $2.3 million (net of $1.4 million of income taxes), respectively, in connection with the bankruptcy of CFC in September 2002.

                    LIQUIDITY AND CAPITAL RESOURCES


In the first nine months of 2003, cash from operating activities provided $176.7 million, which was used primarily to fund $87.6 million in investing activities and $32.5 million consumed by financing activities. The excess cash flow from operations increased cash and cash equivalents from $270.4 million at December 31, 2002 to $326.3 million at September 30, 2003.

Continuing Operations

Cash from operating activities of $176.7 million in the first nine months of 2003 increased from $49.2 million of cash provided by operating activities in the first nine months of last year. The nine-month period of the current year reflects $26.3 million of restructuring-related aircraft lease payments and return costs, as described above under "Results of Operations - Menlo Worldwide - Forwarding - Restructuring Plan," while the prior-year nine-month period included $189.8 million of payments for that same purpose.
Cash from operating activities in the first nine months of 2003 was provided primarily by net income before non-cash adjustments of $217.4 million, partially offset by $40.8 million used in the net change of assets and liabilities. "Non-cash adjustments" refer to depreciation, amortization, deferred income taxes, provision for uncollectible accounts, equity in earnings of joint venture, and non-cash gains and losses. In the first nine months of 2003, the decline in Employee Benefits included $75.0 million of cash used for defined benefit pension plan contributions, as described below under "- Defined Benefit
Pension Plan," less benefit plan accruals.   Cash flow from accrued
liabilities for the nine-month period in 2003 consisted of the net effect of a $31.0 million decline in accrued incentive compensation and $33.9 million provided by changes in other accrued liabilities. Receivables reflect an increase in Trade Accounts Receivable, partially offset by a decline in Other Accounts Receivable, which includes proceeds from $41.3 million from second-quarter income tax refunds.

Investing activities in the first nine months of 2003 used $87.6 million compared to $65.8 million used in the first nine months of the prior year. Capital expenditures of $84.1 million in the first nine months of 2003 rose from $67.4 million in the same period of 2002, primarily due to a $15.4 million increase in capital expenditures at Con-Way, which reflects the acquisition of revenue equipment. Cash used in financing activities in the first nine months of 2003 declined to $32.5 million from $50.7 million used in the same period of 2002, primarily due to capital lease payments on aircraft in the first nine months of last year.

CNF has a $385 million revolving credit facility that matures on July 3, 2006. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to $385 million. At September 30, 2003, no borrowings were outstanding under the facility and $226.8 million of letters of credit were outstanding, leaving $158.2 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions to borrowing. CNF had other uncommitted unsecured credit facilities totaling $91.1 million at September 30, 2003, which are available to support letters of credit, bank guarantees, and overdraft facilities; at that date, a total of $75.5 million was outstanding under these facilities. Of the total letters of credit outstanding at September 30, 2003, $220.1 million provided collateral for CNF workers' compensation and vehicular self-insurance programs. See "Other Matters - Forward-Looking Statements" below, Note 4 to the Consolidated Financial Statements, and Note 5, "Debt and Other Financing Arrangements," in Item 8, "Financial Statements and Supplementary Data," included in CNF's 2002 Annual Report on Form 10-K for additional information concerning CNF's $385 million credit facility and some of its other debt instruments, including certain rights and remedies available to the lenders, which could have a material adverse effect on CNF. In particular, in the event that CNF's long-term senior debt is rated at less than investment grade by both Standard & Poor's and Moody's, holders of certain indebtedness would be entitled to require CNF to repurchase that indebtedness and CNF would be required to pledge collateral securing its $385 million revolving credit facility and may be required to pledge collateral securing certain other indebtedness.


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

Priority Mail Contract

As described above under "Results of Operations-Discontinued Operations," cash flows from the Priority Mail operations have been segregated and classified as net cash flows from discontinued operations in the Statements of Consolidated Cash Flows. As described in Note 5, "Discontinued Operations," included in the accompanying Notes to Consolidated Financial Statements, EWA in July 2002 received a $6.0 million payment to fully settle EWA's Priority Mail contract termination costs.

Defined Benefit Pension Plan

CNF periodically reviews the funding status of its defined benefit pension plan for non-contractual employees, and makes contributions from time to time as necessary in order to comply with the funding requirements of the Employee Retirement Income Security Act ("ERISA"). Funding of CNF's defined benefit pension is based on ERISA-defined measurements rather than the recognition and measurement criteria prescribed by GAAP. CNF contributed a total of $75 million of cash in 2003, consisting of a $25 million payment in the second quarter and $50 million of payments in the third quarter. There can be no assurance that CNF will not be required to make further cash contributions, which could be substantial, to its defined benefit pension plan in the future. CNF made defined benefit pension plan contributions of $76.2 million in 2002 and $13.1 million in 2001, but made no contributions from 1996 through 2000, due in part to the high rate of return realized on plan assets during that period.

GAAP requires recognition of a minimum pension liability adjustment, as described below in " - Other Matters - Estimates and Critical Accounting Policies - Defined Benefit Pension Plan." An increase in future minimum pension liability adjustments would further reduce shareholders' equity. As a result of the foregoing, there can be no assurance that matters related to CNF's defined benefit pension plans will not have a material adverse effect on CNF's financial condition, cash flows or results of operations. As described in Note 4 of the Notes to Consolidated Financial Statements, debt agreements for CNF's $385 million revolving credit facility and the 6.00% TASP notes guaranteed by CNF were amended in August 2003 to exclude the effect of any minimum pension liability adjustments from the calculation of financial covenants.

Other

In general, CNF expects its future liquidity to be affected by the timing and amount of cash flows related to capital expenditures, pension plan funding requirements, restructuring charge reserves, repayment of long-term debt and guarantees, capital and operating
leases and the preferred securities of a subsidiary trust.    For
further discussion, see Note 4 to the Consolidated Financial Statements and Item 8, "Financial Statements and Supplementary Data," under Note 5, "Debt and Other Financing Arrangements," and Note 6, "Leases," included in CNF's 2002 Annual Report on Form 10-K.

CNF's ratio of total debt to capital decreased to 38.3% at September 30, 2003 from 40.3% at December 31, 2002 primarily due to net income and the repayment of debt in the first nine months of 2003.


                             OTHER MATTERS


ESTIMATES AND CRITICAL ACCOUNTING POLICIES

CNF makes estimates and assumptions when preparing its financial statements in conformity with accounting principles generally accepted in the United States. These estimates and assumptions affect the amounts reported in the accompanying financial statements and notes thereto. Actual results could differ from those estimates. CNF's most critical accounting policies upon which management bases estimates are those relating to self-insurance reserves, income taxes, restructuring reserves, uncollectible accounts receivable, defined benefit pension plan costs and goodwill and other long-lived assets.

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

Income Taxes

In establishing its deferred income tax assets and liabilities, CNF makes judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to its operations. CNF records deferred tax assets and liabilities and periodically evaluates the need for valuation allowances to reduce deferred tax assets to realizable amounts. The likelihood of a material change in CNF's expected realization of these assets is dependent on future taxable income, its ability to use foreign tax credit carry forwards and carry backs, final U.S. and foreign tax settlements, and the effectiveness of its tax planning strategies in the various relevant jurisdictions. CNF is also subject to examination of its income tax returns for multiple years by the IRS and other tax authorities. CNF periodically assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision and related accruals for income taxes.

Restructuring Reserves

The restructuring charges recognized in 2001 were based on significant estimates and assumptions made by management. Refer to the "Menlo Worldwide - Forwarding - Restructuring Plan" section under "Results of Operations" above for a description of the significant assumptions used.

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

Defined Benefit Pension Plan

CNF has a defined benefit pension plan that covers non-contractual employees in the United States. The amount recognized as pension expense and the accrued pension liability depend upon a number of assumptions and factors, the most significant being the discount rate used to measure the present value of pension obligations and the assumed rate of return on plan assets, which are both affected by economic conditions and market fluctuations. CNF adjusts its discount rate periodically by taking into account a number of factors, including changes in high-quality corporate bond yields and the advice of its outside actuaries. CNF adjusts its assumed rate of return on plan assets based on historic returns of the plan assets since inception of the plan.

CNF used a 7.25% discount rate for purposes of calculating its 2002 pension expense, but used a 6.75% discount rate for calculating its 2002 year-end pension liability and its 2003 pension expense, primarily due to declines in high-quality corporate bond yields in 2002. By way of example, if all other factors were held constant, a 0.5% decline in the discount rate would have an estimated $4 million increase in 2003 annual pension expense. CNF used an assumed rate of return on plan assets of 9.5% in 2002, but reduced its assumed rate of return on plan assets for 2003 to 9.0%, based on declines in equity markets in 2002. Using year-end plan asset values, a 0.5% decline in the assumed rate of return of plan assets would have an estimated $2 million increase in 2003 annual pension expense.

The determination of CNF's accrued pension benefit cost includes an unrecognized actuarial loss that results from the cumulative difference between estimated and actual values for the year-end projected pension benefit obligation and the fair value of plan assets. Under accounting principles generally accepted in the United States ("GAAP"), any portion of the unrecognized actuarial loss or gain that exceeds ten percent of the greater of the projected benefit obligation or fair value of plan assets must be amortized as an expense over the average service period for employees, approximately thirteen years for CNF. Amortization of the unrecognized actuarial loss increases the annual pension expense in 2003 by approximately $6 million over annual pension expense in 2002.

The accumulated benefit obligation of CNF's defined benefit pension plan exceeded the fair value of plan assets as of December 31, 2002, primarily due to declines in the discount rate and the rate of return
on plan assets in 2002, as described above.    In accordance with GAAP,
CNF's Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002 reflects accumulated minimum pension liability adjustments, including $56.9 million in the Employee Benefits pension liability related to CNF's qualified and non-qualified defined benefit pension plans, a $6.7 million intangible pension asset in Other Assets, and a $30.6 million net-of-tax accumulated other comprehensive loss in
shareholders' equity.   If all other factors were held constant, a 0.5%
decline in the discount rate would increase the net-of-tax minimum
pension liability adjustment by approximately $35 million.   Under
GAAP, CNF's accumulated minimum pension liability adjustments as of December 31, 2002 and September 30, 2003 remain unchanged until the effects of remeasurement are reported in CNF's financial statements for the period ending December 31, 2003.

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

Consistent with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," CNF performs an impairment analysis of long-lived assets (other than goodwill or intangible assets) whenever circumstances indicate that the carrying amount may not be recoverable.

In assessing the recoverability of goodwill and other long-lived assets, CNF must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, Forwarding may be required to record impairment charges for goodwill or other long-lived assets in future periods. Any such resulting impairment charges could have a material adverse effect on CNF's financial condition or results of operations, including potentially triggering downgrades of debt instruments. See "- Forward-Looking Statements" below, Note 4 to the Consolidated Financial Statements, and Note 5, "Debt and Other Financing Arrangements," in
Item 8, "Financial Statements and Supplementary Data," included in CNF's 2002 Annual Report on Form 10-K.

MARKET RISK

CNF is exposed to a variety of market risks, including the effects of interest rates, commodity prices, foreign currency exchange rates and credit risk. CNF enters into derivative financial instruments only in circumstances that warrant the hedge of an underlying asset, liability or future cash flow against exposure to some form of interest rate, commodity or currency-related risk. Additionally, the designated hedges should have high correlation to the underlying exposure such that fluctuations in the value of the derivatives offset reciprocal changes in the underlying exposure.

CNF is subject to the effect of interest rate fluctuations in the fair value of its long-term debt and capital lease obligations, as summarized in Item 8, "Financial Statements and Supplementary Data," under Note 5, "Debt and Other Financing Arrangements," and Note 6, "Leases," included in CNF's 2002 Annual Report on Form 10-K. CNF uses interest rate swaps to mitigate the impact of interest rate volatility on cash flows related to operating lease payments, and prior to their termination in December 2002, CNF used interest rate swaps to mitigate the impact of interest rate volatility on the fair value of its fixed-rate long-term debt, as described more fully in Note 9, "Derivative Instruments and Hedging Activities," included in the accompanying Notes to Consolidated Financial Statements. At September 30, 2003, CNF had not entered into any material derivative contracts to hedge exposure to commodity prices or foreign currency.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities: an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses or receives a majority of its expected residual returns. The consolidation requirements of FIN 46 apply immediately to variable interest entities created or modified after January 31, 2003 and apply to existing entities in the first fiscal year or interim period ending after December 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. CNF has adopted the currently applicable provisions of FIN 46 with no material impact.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes classification standards for financial instruments with characteristics of liabilities, equity, or both. CNF adopted SFAS 150 effective July 1, 2003 with no impact.


FORWARD-LOOKING STATEMENTS

Certain statements included herein constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties, and should not be relied upon as predictions of future events. All statements other than statements of historical fact are forward-looking statements, including any projections of earnings, revenues, weight, yield, volumes, income or other financial or operating items, any statements of the plans, strategies, expectations or objectives of CNF or management for future operations or other future items, any statements concerning proposed new products or services, any statements regarding CNF's estimated future contributions to pension plans, any statements as to the adequacy of reserves, any statements regarding the outcome of any claims that may be brought against CNF by CFC's multi-employer pension plans or regarding the amount of any periodic cash payments that CNF may be required to make while those claims are pending or CNF's ability to make those periodic payments, any statements regarding future economic conditions or performance, any statements regarding the outcome of legal and other claims and proceedings against CNF; any statements of estimates or belief and any statements or assumptions underlying the foregoing. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative of those terms or other variations of those terms or comparable terminology or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data and methods that may be incorrect or imprecise and there can be no assurance that they will be realized. In that regard, the following factors, among others and in addition to the matters discussed elsewhere in this document and other reports and documents filed by CNF with the Securities and Exchange Commission, could cause actual results and other matters to differ materially from those discussed in such forward-looking statements: changes in general business and economic conditions, including the global economy; the creditworthiness of CNF's customers and their ability to pay for services rendered; increasing competition and pricing pressure; changes in fuel prices; the effects of the cessation of EWA's air carrier operations; the possibility of additional unusual charges and other costs and expenses relating to Forwarding's operations; the possibility that CNF may, from time to time, be required to record impairment charges for goodwill and other long-lived assets; the possibility of defaults under CNF's $385 million credit agreement and other debt instruments, including defaults resulting from additional unusual charges or from any costs or expenses that CNF may incur in connection with CFC's bankruptcy proceedings or any claims that may be asserted by CFC's multi-employer pension plans, or from any additional minimum pension liability adjustments that CNF may be required to record in respect of its defined benefit pension plan, and the possibility that CNF may be required to pledge collateral to secure some of its indebtedness or to repay other indebtedness in the event that the ratings assigned to its long-term senior debt by credit rating agencies are reduced; labor matters, including the grievance by furloughed pilots and crewmembers, renegotiations of labor contracts, labor organizing activities, work stoppages or strikes; enforcement of and changes in governmental regulations, including the effects of new regulations issued by the Department of Homeland Security; environmental and tax matters; the February 2000 crash of an EWA aircraft and related investigation and litigation; and matters relating to CNF's 1996 spin-off of CFC, including the possibility that CFC's multi-employer pension plans may assert claims against CNF, that CNF may be required to make periodic cash payments while those claims are pending, and that CNF may not prevail in those proceedings and may not have the financial resources necessary to satisfy amounts payable to those plans; and matters relating to CNF's defined benefit pension plans, including the possibility that CNF may be required to record additional minimum pension liability adjustments if the market value of plan assets declines further. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows, or results of operations. See Note 10, "Commitments and Contingencies" included in the accompanying Notes to Consolidated Financial Statements.

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

In 2001, EWA received subpoenas issued by federal grand juries in Massachusetts and the District of Columbia and the USPS Inspector General for documents relating to the Priority Mail contract. EWA cooperated fully and provided the documents requested in those subpoenas. In September 2003, CNF received notice from the United States Attorney's Office for the District of Columbia that EWA is being considered for possible civil action under the False Claims Act for allegedly submitting false invoices to the USPS for payment under the Priority Mail contract. EWA has entered into a tolling agreement with the government in order to give the parties more time to investigate the allegations. At this point, the government has not shared with EWA evidentiary support it claims to have underlying the allegations. EWA is in the early stages of conducting its own investigation of the allegations and as a result CNF is currently unable to predict the outcome of this matter. Under the False Claims Act, the government would be entitled to recover treble damages, plus penalties, if a court was to ultimately conclude that EWA knowingly submitted false invoices to the USPS.

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

On December 5, 2001, EWA announced that it would cease operating as an air carrier, and in connection therewith terminated the employment of all pilots and crewmembers, bringing the total number of terminated employees in 2001 to 800. Subsequently, ALPA filed a grievance on behalf of the pilots and crewmembers protesting the cessation of EWA's air carrier operations and Forwarding's use of other air carriers. The ALPA matters are the subject of litigation in U.S. District Court and, depending on the outcome of that litigation, may be subject to binding arbitration. Based on CNF's current evaluation, management believes that it has provided for its estimated exposure related to the ALPA matters. However, CNF cannot predict with certainty the ultimate outcome of these matters.

EWA, MWF, Menlo Worldwide, LLC, CNF Inc. and certain individuals have been named as defendants in a lawsuit filed in state court in California by approximately 140 former EWA pilots and crewmembers. The lawsuit alleges wrongful termination in connection with the suspension and subsequent cessation of EWA's air carrier operations, and seeks $500 million and certain other unspecified damages. CNF believes that the lawsuit's claims are without merit, and intends to vigorously defend the lawsuit.

CNF has become aware of information that Emery Transnational, a Philippines-based joint venture in which MWF may be deemed to be a controlling partner, may be in violation of the Foreign Corrupt Practices Act. CNF is conducting an internal investigation and has notified the Department of Justice and the Securities and Exchange Commission of this matter. CNF will share the results of its internal investigation, when completed, with the appropriate regulatory agencies, and will fully cooperate with any investigations that may be conducted by such regulatory agencies.

Certain current and former officers of CNF, EWA and Forwarding and all of CNF's current directors have been named as defendants in a purported shareholder derivative suit filed in September 2003 in California Superior Court for the County of San Mateo. The complaint alleges breach of fiduciary duty, gross mismanagement, waste and abuse of control relating to the management, control and operation of EWA and Forwarding. CNF is named only as a nominal defendant and no relief is sought against it. CNF maintains insurance for the benefit of its officers and directors, and the applicable insurance carriers have been notified of the claims asserted in the lawsuit.

A lawsuit was filed in Federal District Court for the Northern District of California by certain participants in CFC's defined benefit pension plan, naming as defendants CFC, CFC's fiduciary committee, and certain former CFC employees individually, and also naming as defendants CNF Inc., CNF Service Company and various other CNF entities, certain individuals and Towers Perrin. The lawsuit alleges breach of ERISA fiduciary duties in connection with the spin-off of assets and liabilities from CNF's defined benefit plan to CFC's defined benefit plan as part of CNF's 1996 spin-off of CFC, and seeks class action status on behalf of all affected participants. CNF believes that the lawsuit is without merit and intends to vigorously defend against the action.

ITEM 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             31 Certification of Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             32 Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b)  Reports on Form 8-K

               On September 30, 2003, CNF filed a current report on Form 8-K to file under Item 5 CNF's press release announcing the resolution of an investigation into violations of the Hazardous Materials Transportation Act.

               On October 20, 2003, CNF filed a current report on Form 8-K to furnish under Item 12 CNF's press release presenting CNF's third-quarter results.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company (Registrant) has duly caused this Form 10-Q Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CNF Inc.
                                          ------------
                                          (Registrant)

November 12, 2003                         /s/Chutta Ratnathicam
                                          -------------------------
                                          Chutta Ratnathicam
                                          Senior Vice President and
                                          Chief Financial Officer