Form 10-K
period 2003-12-31
CNF INC
filed 2004-03-11
CIK 23675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 1-5046

CNF INC.

Incorporated in the State of Delaware

I.R.S. Employer Identification No. 94-1444798

3240 Hillview Avenue, Palo Alto, California 94304

Telephone Number (650) 494-2900

www.cnf.com

Securities Registered Pursuant to Section 12(b) of the Act:

New York Stock Exchange
Common Stock ($.625 par value)	Pacific Exchange
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities Registered Pursuant to Section 12(g) of the Act:

8 7/8% Notes Due 2010

7.35% Notes Due 2005

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☒  Yes    ☐  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Aggregate market value of voting stock held by persons other than Directors, Officers and those shareholders holding more than 5% of the outstanding voting stock, based upon the closing price per share Composite Tape on June 30, 2003: $851,040,333

Number of shares of Common Stock outstanding as of January 31, 2004: 50,011,311

DOCUMENTS INCORPORATED BY REFERENCE

Part III

Proxy Statement for CNF’s Annual Meeting of Shareholders to be held on April 20, 2004 (only those portions referenced specifically herein are incorporated in this Form 10-K).

CNF INC.

FORM 10-K

Year Ended December 31, 2003

CNF INC.

FORM 10-K

Year Ended December 31, 2003

PART I

ITEM 1. BUSINESS

Legal Organization

CNF Inc. was incorporated in Delaware in 1958, and in 2001, changed its name from CNF Transportation Inc. to CNF Inc. CNF Inc. and its subsidiaries (“CNF”) provide supply chain management services for business-to-business shipments by land, air and sea throughout the world.

At December 31, 2003, CNF owned 100% of the capital stock of Con-Way Transportation Services, Inc., Con-Way NOW, Inc., Con-Way Logistics, Inc., Con-Way Air Express, Inc., Menlo Worldwide, LLC, Emery Worldwide Airlines, Inc., and other less significant wholly owned subsidiaries. In December 2001, CNF formed Menlo Worldwide, LLC, and in December 2002, CNF transferred 100% of the capital stock of Menlo Worldwide Forwarding, Inc., Menlo Worldwide Expedite!, Inc. and Menlo Logistics, Inc. (also known as Menlo Worldwide Logistics) to Menlo Worldwide, LLC. In August 2003, CNF also transferred its majority ownership interest in the Vector SCM joint venture with General Motors to Menlo Worldwide, LLC.

Reporting Segments

Information on reporting segments is presented in the manner in which components are organized for making operating decisions, assessing performance and allocating resources, which may be different than the manner in which components are organized for legal purposes, as described above. Accordingly, for financial reporting purposes, CNF is divided into five segments. The Menlo Worldwide group of businesses, which was formed effective in 2002, represents the collective operating results of the separate Menlo Worldwide Forwarding (formerly Emery Forwarding), Menlo Worldwide Logistics and Menlo Worldwide Other reporting segments.

Con-Way Transportation Services reporting segment (“Con-Way”). Includes the combined operating results of Con-Way Transportation Services, Inc. and its subsidiaries and affiliated companies. Con-Way provides next-day, second-day and transcontinental freight trucking throughout the U.S., Canada, Puerto Rico, and Mexico, as well as expedited transportation, air freight forwarding, contract logistics and warehousing and truckload brokerage services.

Menlo Worldwide Forwarding reporting segment (“Forwarding”). Includes the combined operating results of Menlo Worldwide Forwarding, Inc. (“MWF”), previously Emery Air Freight Corporation, and its subsidiaries, Menlo Worldwide Expedite!, Inc. (formerly Emery Expedite! Inc.) and a portion of the operations of Emery Worldwide Airlines, Inc. (“EWA”), which ceased air carrier operations in December 2001. Forwarding provides time-definite domestic and international air freight and ocean forwarding services, customs brokerage, and other trade services.

Menlo Worldwide Logistics reporting segment (“Logistics”). Includes the operating results of Menlo Worldwide Logistics and its subsidiaries. Menlo Worldwide Logistics develops integrated contract logistics solutions, including the management of complex distribution networks and supply chain engineering and consulting.

Menlo Worldwide Other reporting segment. Includes the operating results of Vector SCM, a company jointly owned by Menlo Worldwide, LLC and General Motors (“GM”). It serves as the lead logistics manager for GM.

CNF Other reporting segment. Includes the operating results of Road Systems, Inc., a trailer manufacturer, and certain corporate activities.

For financial information concerning CNF’s geographic and reporting segment operating results, refer to Item 8, “Financial Statements and Supplementary Data,” under Note 16, “Segment Reporting.”

Information Available on Website

CNF makes available, free of charge, on its website at “www.cnf.com,” under the headings “Investor Relations/Annual Report, Proxy and Other SEC Filings,” copies of its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to those reports, in each case as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission.

In addition, CNF makes available, free of charge, on its website at “www.cnf.com,” under the headings “Investor Relations/Corporate Governance,” current copies of the following documents: (i) the charters of the Audit, Compensation, and Director Affairs Committees of its Board of Directors; (ii) its Corporate Governance Guidelines; (iii) its Code of Ethics for Chief Executive and Senior Financial Officers; (iv) its Code of Business Conduct and Ethics for Directors; and (v) its Code of Ethics for employees. Copies of these documents are also available in print to shareholders upon request, addressed to the Corporate Secretary at 3240 Hillview Avenue, Palo Alto, California 94304.

None of the information on CNF’s website shall be deemed to be a part of this report.

Con-Way Transportation Services

Con-Way Regional Carriers

Con-Way’s primary business units are regional less-than-truckload (“LTL”) motor carriers that operate a combined network of freight service centers that provide complete market coverage in North America. The regional carriers provide industry-leading time-definite delivery service to manufacturing, industrial, commercial and retail business-to-business customers, and consist of Con-Way Western Express (“CWX”), which serves 13 Western states, including Hawaii and Alaska, with service into Mexico; Con-Way Central Express (“CCX”), which serves 25 central and eastern states; Con-Way Southern Express (“CSE”), which serves 12 southeastern states, the District of Columbia and Puerto Rico; and Con-Way Canada Express, which serves 11 Canadian provinces. In 2003, the regional carriers accounted for 94.1% of Con-Way’s revenue.

Typically, LTL carriers transport shipments weighing between 100 and 15,000 pounds from multiple shippers utilizing a network of freight service centers combined with a fleet of line-haul and pickup-and-delivery tractors and trailers. Freight is picked up from customers and consolidated for shipment at the originating service center. The freight is then loaded into trailers and transferred to the destination service center providing service to the delivery area. At the destination service center, the freight is delivered to the customer.

Con-Way NOW, Con-Way Logistics and Con-Way Air Express

In addition to the regional LTL carriers, Con-Way operates a group of asset-light businesses, including Con-Way NOW, Con-Way Logistics, and Con-Way Air Express. Con-Way defines “asset-light” businesses as those subsidiaries or affiliated companies that require a comparatively smaller capital investment than its LTL operations.

Con-Way NOW specializes in time-definite shipments, such as replacement parts, medical equipment and other urgent shipments, where expedited delivery is critical. Con-Way NOW has delivery service in 48 states and parts of Canada.

Con-Way Logistics offers integrated supply chain services for shippers, using its own warehouses, transportation provided by other ground and air carriers as well as Con-Way’s regional carriers and alliances with leading supply chain software firms.

Con-Way Air Express (“CAX”) is an air freight forwarder that arranges freight shipments using transportation provided by other operators, including commercial airlines, dedicated air operators and drayage companies. Through an agency network and connections with other Con-Way components, CAX provides full-service coverage in the United States and Puerto Rico.

Prior to the sale of most of its assets in August 2000, Con-Way Truckload Services operated as a full-service, multi-modal truckload company that provided door-to-door delivery of truckload shipments.

Con-Way-Competitive Conditions

The trucking, logistics and air freight forwarding industries are intensely competitive. Principal competitors of Con-Way include regional and national LTL companies. Competition in the trucking industry is based on freight rates, service, reliability, transit times and scope of operations.

Menlo Worldwide

Effective January 1, 2002, CNF combined its Forwarding, Logistics and Vector SCM units to form Menlo Worldwide, a business that provides a full range of logistics services from a single source. The formation of Menlo Worldwide was intended to address a trend among businesses to outsource the management of increasingly complex supply chain and logistics services in order to lower costs, reduce inventories and increase speed, flexibility and efficiency. The Menlo Worldwide companies were aligned to meet this demand by combining their air and ocean freight forwarding capabilities, extensive proprietary information systems and full range of value-added supply chain management services including transportation, warehouse, inventory management and customs clearance on a global scale. The Menlo Worldwide sales team markets all global services provided by the Menlo Worldwide companies to deliver customer-specific solutions using bundled forwarding and logistics services.

Menlo Worldwide – Forwarding

Forwarding provides expedited and deferred domestic and international air freight service, ocean container service, and customs brokerage. As described below under “Forwarding – International,” and “Forwarding – North America,” Forwarding utilizes primarily commercial airlines for the transportation of its customers’ freight in international markets and, for the transportation of freight within North America, Forwarding relies primarily upon third-party air carriers and its own dedicated ground transportation network.

Restructuring Plans

Prior to the restructuring described in the following paragraph, Forwarding provided air freight services in North America using owned and leased aircraft operated by EWA and, to a lesser extent, owned and leased aircraft operated by third parties. EWA, a separate subsidiary of CNF, is included in the Forwarding reporting segment except for EWA’s previous operations under the now-terminated Priority Mail contract with the U.S. Postal Service (“USPS”), which are reported separately as discontinued operations.

In June 2001, Forwarding began an operational restructuring to align it with management’s estimates of future business prospects for domestic heavy air freight and to address changes in market conditions, which deteriorated due primarily to a slowing domestic economy and loss of EWA’s contracts with the USPS to transport Express Mail and Priority Mail. The $340.5 million second-quarter restructuring charge in 2001 consisted primarily of non-cash impairment charges and estimated future cash expenditures related primarily to the return to lessors of certain aircraft leased to EWA. Based on issues identified during inspections conducted by the Federal Aviation Administration (“FAA”), on August 13, 2001, EWA was required to suspend its air carrier operations as part of an interim settlement agreement with the FAA. As a result, EWA furloughed approximately 400 pilots and crew members and Forwarding made arrangements to continue its service to customers by utilizing aircraft operated by several other air carriers. Primarily in response to the FAA action and a worsening global economic downturn, Forwarding re-evaluated its restructuring plan. On December 5, 2001, CNF announced that Forwarding in 2002 would become part of CNF’s new Menlo Worldwide group of supply chain services providers and in North America would utilize aircraft operated by other air carriers instead of EWA operating its own fleet of aircraft, and that EWA would permanently cease air carrier operations. In connection with the revised restructuring plan, in the fourth quarter of 2001 Forwarding recognized additional restructuring charges of $311.7 million for the planned disposal of leased aircraft, cessation of EWA’s remaining operations, employee separation costs for 157 of EWA’s non-pilot employees, and other costs.

For further discussion of FAA actions and other regulatory matters, including the termination of EWA’s air carrier operations in 2001 and the surrender of EWA’s air carrier certificate in 2002, refer to “ – Regulation – Air Transportation.”

In response to continued declines in North American air freight revenue, Forwarding continued restructuring its operations in the fourth quarter of 2003, primarily to reduce the costs of its North American freight service center network. Under the restructuring plan, Forwarding closed nine freight service centers located in markets for which the transportation of shipments between service centers and customers could be served more cost effectively by cartage agents.

For further discussion of Forwarding’s restructuring plans, refer to “Results of Operations – Menlo Worldwide – Forwarding – Restructuring Plans” under Item 7, “Management’s Discussion and Analysis.” For cumulative activity related to Forwarding’s 2001 and 2003 restructuring charges, refer to Note 3, “Restructuring Plans,” under Item 8, “Financial Statements and Supplementary Data.”

For further discussion of Forwarding’s terminated Express Mail contract with the USPS, refer to “Results of Operations – Menlo Worldwide – Forwarding – Express Mail Contract,” under Item 7, “Management’s Discussion and Analysis.” For a discussion of Forwarding’s terminated Priority Mail contract with the USPS, refer to “Results of Operations – Discontinued Operations – Priority Mail Contract,” under Item 7, “Management’s Discussion and Analysis.”

Forwarding - International

Internationally, Forwarding provides air and ocean freight transportation services, using primarily commercial airlines and ocean carriers. International business comprises shipments that either originate or terminate outside of the United States. For international air freight with an origination or destination point in North America, Forwarding primarily utilizes its hub-and-spoke freight service center network and dedicated ground transportation fleet for pickup-and-delivery service and for the consolidation or deconsolidation of customer shipments. At origination or destination points in continents other than North America, these activities are primarily completed by third-party cartage agents. International business is marketed through Forwarding’s domestic network of sales offices as well as its international network of foreign subsidiaries, branches and agents.

Forwarding - North America

Forwarding’s hub-and-spoke system is centered at the Dayton, Ohio International Airport, where its leased air cargo facility (the “Hub”) and related support facilities are located. The Hub handles a wide variety of shipments, ranging from small packages to heavyweight cargo. While Forwarding’s freight system is designed to handle parcels, packages and shipments of a variety of sizes and weights, its air freight operations are focused primarily on heavy air freight (defined as shipments of 70 pounds or more). In addition to the Hub, Forwarding operates nine regional hubs, strategically located around the United States, and a system of freight service centers and sales offices.

In North America, Forwarding primarily utilizes third-party air carriers to transport customer shipments between hub and freight service center facilities. The aircraft used to transport customer shipments are primarily owned or leased by the third-party air carriers. However, as of December 31, 2003, the third-party air carriers also operated 11 aircraft that were owned or leased by EWA. The duration of Forwarding’s agreements with the third-party air carriers, which range from one week to 21 months, is intended to provide Forwarding with the flexibility to adjust its fleet size to meet changes in demand due to seasonality or market conditions. For the pickup and delivery of customer shipments in North America, Forwarding primarily utilizes its dedicated ground transportation fleet, and to a lesser degree, cartage agents.

Other Business Units

Forwarding has established several variable-cost-based business units to enhance the range of services it can offer to its customers. Menlo Worldwide Expedite! is a rapid-response freight handling subsidiary that provides door-to-door delivery of shipments in North America and overseas. Menlo Worldwide Trade Services (formerly Emery Customs Brokerage) provides full-service customs clearance regardless of mode or carrier.

Competition

The air freight industry is intensely competitive. Principal competitors of Forwarding include integrated air freight carriers, air freight forwarders and international airlines and, to a lesser extent, trucking companies and passenger and cargo air carriers. Competition in the air freight industry is based on, among other things, freight rates, quality of service, reliability, transit times and scope of operations.

Menlo Worldwide – Logistics

Logistics specializes in developing and managing complex national and global supply and distribution networks, including transportation management, dedicated contract warehousing, dedicated contract carriage and supply chain consulting services. Transportation management refers to the management of third-party transportation providers for customers’ inbound/outbound supply chain needs through the use of state-of-the-art logistics management systems to consolidate, book and track shipments. Contract warehousing refers to the optimization of warehouse operations for customers using technology and warehouse management systems to reduce inventory carrying costs and supply chain cycle times. For several customers, contract-warehousing operations include light assembly or kitting operations, where manuals and cords are packed with the finished goods prior to distribution. Logistics’ ability to link these systems with its customers’ internal enterprise resource planning systems is intended to provide customers with improved visibility to their supply chains. Contract carriage refers to the management of a dedicated transportation fleet for a single customer.

Since the formation of Logistics in 1990, the third-party logistics industry has grown significantly as the outsourcing of non-core functions, such as distribution, has become more commonplace and businesses increasingly evaluate overall logistics costs. The ability to access information through computer networks also increases the value of capturing real-time logistics information to track inventories, shipments and deliveries. These industry trends, combined with Logistics’ ability to provide solutions for complex supply chain issues, have helped it to secure new contracts and expand contracts with existing customers, which are primarily large companies.

At December 31, 2003, Logistics’ client base included 40 companies, many of which are Fortune 200 businesses. Four customers, each with a Standard & Poors investment-grade credit rating, collectively accounted for 52.4% of the revenue reported for the Menlo Worldwide Logistics reporting segment in 2003. Although no single Logistics customer accounts for more than 3.8% of the consolidated revenue of CNF and its subsidiaries, the loss of significant revenue from any of Logistics’ major customers by termination of the customer relationship for any reason, including the business failure of the customer, could have an adverse effect on Logistics’ results of operations. Logistics generally seeks to mitigate risks related to the termination of a customer relationship, for reasons other than the business failure of a customer, by requiring that any facility or major equipment lease that it enters into on behalf of a customer must be assumed by the customer upon termination of the arrangement. Compensation from Logistics’ customers takes different forms, including cost-plus, gain-sharing, transaction, fixed-dollar and consulting fees.

Competition

The third-party logistics industry is intensely competitive. Competition for larger projects is generally based on the ability to rapidly implement technology-based transportation and logistics solutions. Competitors in the logistics industry are numerous and include domestic and foreign logistics companies, the logistics arms of integrated transportation companies and contract manufacturers; however, Logistics primarily competes against a limited number of major competitors that have resources sufficient to provide services under large logistics contracts.

Menlo Worldwide Other

In December 2000, CNF and GM formed the Vector SCM (supply chain management) joint venture for the purpose of providing logistics management services on a global basis for GM, and ultimately for customers in addition to GM. In August 2003, CNF transferred its majority ownership interest in Vector SCM (“Vector”) to Menlo Worldwide, LLC. Although Menlo Worldwide, LLC (“MW”) owns a majority interest in Vector, MW’s portion of Vector’s operating results are reported in the Menlo Worldwide Other reporting segment as an equity-method investment based on GM’s ability to control certain operating decisions. Vector was established to reduce GM’s supply chain costs and improve GM’s supply chain management by bringing increased speed, flexibility and reliability to GM’s global supply chain, including shipment of parts to manufacturing plants and vehicles to dealers.

Prior to the amendments described below, agreements pertaining to Vector (collectively, “Vector Agreements”) provided that Vector would be compensated by sharing in efficiency gains and cost savings achieved through the implementation of Approved Business Cases (“ABCs”) and other special projects in GM’s North America region and three international regions. An ABC is a project, developed with and approved by GM, aimed at reducing costs, assuming operational responsibilities, and/or achievement of operational changes.

In August 2003, the Vector Agreements were amended, primarily to expedite the transition of logistics services in the North America region from GM to Vector. The amendments changed the compensation principles for GM’s North American logistics operations, revised the allocation of Vector’s profit between GM and MW, and modified the formula for the valuation of Vector in the event that MW exercises its Put Right, as more fully discussed in Item 7, “Management’s Discussion and Analysis,” under “Results of Operations – Menlo Worldwide – Menlo Worldwide Other.” Also refer to Note 4, “Investment in Unconsolidated Joint Venture” in Item 8, “Financial Statements and Supplementary Data.”

CNF Other

The CNF Other reporting segment included the operating results of Road Systems, Inc. and certain corporate activities. A majority of the revenue from Road Systems was from sales to other CNF subsidiaries and, prior to its bankruptcy in September 2002, Consolidated Freightways Corporation.

Discontinued Operations

Priority Mail Contract

On November 3, 2000, EWA and the USPS announced an agreement to terminate their contract for the transportation and sortation of Priority Mail (the “Priority Mail contract”), which was originally scheduled to terminate in the first quarter of 2002, subject to renewal options. Under separate agreements, the USPS agreed to reimburse EWA for Priority Mail contract termination costs and settle claims relating to the underpayment of amounts owed to EWA under the Priority Mail contract. As described under “Results of Operations – Discontinued Operations – Priority Mail Contract,” of Item 7, “Management’s Discussion and Analysis,” claims relating to amounts owed to EWA under the Priority Mail contract were settled in connection with payments from the USPS to EWA in 2002 and 2001.

Spin-Off of CFC

On December 2, 1996, CNF completed the spin-off of Consolidated Freightways Corporation (“CFC”) to CNF’s shareholders. Refer to Item 7, “Management’s Discussion and Analysis” under “Liquidity and Capital Resources – Discontinued Operations – Spin-Off of CFC” for a discussion of matters related to CFC’s filing for bankruptcy in September 2002.

General

Employees

At December 31, 2003, CNF’s operations had approximately 26,000 regular full-time employees. The approximate number of regular full-time employees by segment was as follows: Con-Way, 16,000; Forwarding, 6,500, including 900 covered by collective bargaining agreements; Logistics, 1,800; Menlo Worldwide Other, 900; CNF Other, 800. The 800 employees included in the CNF Other segment consist primarily of executive, administrative and technology positions that support CNF’s operating subsidiaries.

Cyclicality and Seasonality

CNF’s businesses operate in industries that are affected by general economic conditions and seasonal fluctuations, both of which affect demand for transportation services. In the trucking and airfreight industries, for a typical year, the months of September and October usually have the highest business levels while the months of December, January and February usually have the lowest business levels.

Regulation

Air Transportation

Based on issues identified during inspections conducted by the FAA, on August 13, 2001, EWA was required to suspend its air carrier operations as part of an interim settlement agreement with the FAA, as more fully discussed in Item 7, “Management’s Discussion and Analysis,” under “Results of Operations – Forwarding – Restructuring Plans.” In a final settlement agreement with the FAA entered into on September 17, 2001, EWA agreed to pay a $1 million civil penalty related to alleged operations, avionics, and maintenance irregularities. EWA surrendered its air carrier certificate on December 4, 2002.

Forwarding is subject to certain FAA regulations pertaining to freight handling, including maintenance and upkeep of air cargo containers and safety, including the transportation of hazardous materials, as more fully discussed below under “ –Environmental.” However, since EWA ceased air carrier operations in 2001, it no longer is a certificated air carrier and is not subject to the FAA aircraft-related safety regulations.

Ground Transportation

The motor carrier industry is subject to federal regulation by the Federal Motor Carrier Safety Administration (“FMCSA”) and the Surface Transportation Board (“STB”), both of which are units of the U.S. Department of Transportation (“DOT”). The FMCSA enforces comprehensive trucking safety regulations and performs certain functions relating to such matters as motor carrier registration, cargo and liability insurance, extension of credit to motor carrier customers, and leasing of equipment by motor carriers from owner-operators. The STB has authority to resolve certain types of pricing disputes and authorize certain types of intercarrier agreements.

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

In April of 2003, the FMCSA issued a final rule to change the regulations governing hours of service for commercial truck drivers. The new rules increase the total consecutive off-duty hours a driver must take prior to driving in interstate commerce, reduce the total daily consecutive driving and on-duty hours allowed, and increase the number of weekend hours a driver must rest prior to the start of a new on-duty cycle. Motor carriers are required to comply with the new regulations effective January 4, 2004. Con-Way’s management does not believe the new rules will have a material effect on its operations.

Environmental

CNF is subject to laws and regulations that (i) govern activities or operations that may have adverse environmental effects such as discharges to air and water, as well as handling and disposal practices for solid and hazardous waste, and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous materials. Environmental liabilities relating to CNF’s properties may be imposed regardless of whether CNF leases or owns the properties in question and regardless of whether such environmental conditions were created by CNF or by a prior owner or tenant, and also may be imposed with respect to properties which CNF may have owned or leased in the past. CNF has provided for its estimate of remediation costs at these sites.

CNF’s operations involve the storage, handling and use of diesel and jet fuel and other hazardous substances. In particular, CNF is subject to environmental laws and regulations dealing with underground fuel storage tanks and the transportation of hazardous materials. In 2003, Forwarding resolved an outstanding matter related to an investigation by the DOT and the FAA into the handling of so-called hazardous materials by MWF and EWA. EWA was fined and recognized a $6.5 million charge in the third quarter of 2003. As a condition of the resolution, MWF is required to develop and implement a hazardous materials compliance program to detect and prevent future violations. For a three-year period, MWF is required to engage an approved third-party auditor to assess whether its hazardous materials operation is consistently in compliance with all applicable laws.

CNF has been designated a Potentially Responsible Party (“PRP”) by the EPA with respect to the disposal of hazardous substances at various sites. CNF expects that its share of the clean-up costs will not have a material adverse effect on CNF’s financial condition, cash flows, or results of operations.

Homeland Security

CNF is subject to compliance with cargo security and transportation regulations issued by the Transportation Security Administration and by the Department of Homeland Security, including regulation by the new Bureau of Customs and Border Protection (“CBP”). CNF believes that it will be able to comply with pending CBP rules, which will require pre-notification of cross-border shipments, with no material effect on its operations.

Con-Way’s regional carriers and Forwarding, as well as certain other subsidiaries, are approved by the CBP to participate in the voluntary Customs-Trade Partnership Against Terrorism program (“C-TPAT”). The C-TPAT was designed in 2002 to provide a process to facilitate the efficient release of goods and provide resolution of any outstanding issues affecting CBP processing of cross-border shipments. As participants of C-TPAT, these subsidiaries have developed security measures that have been reviewed and certified by the CBP.

ITEM 2. PROPERTIES

Management believes that CNF’s facilities are suitable and adequate, that they are being appropriately utilized, and that they have sufficient capacity to meet operational needs in the foreseeable future. Management continuously reviews anticipated requirements for facilities and may acquire additional facilities and/or dispose of existing facilities as appropriate.

Con-Way Transportation Services

As of December 31, 2003, Con-Way’s regional carriers operated 336 freight service centers, of which 138 were owned and 198 were leased. The service centers, which are strategically located to cover the geographic areas served by Con-Way, represent physical buildings and real property with dock, office and/or shop space. These facilities do not include meet-and-turn points, which generally represent small owned or leased real property with no physical structures. The total number of trucks, tractors and trailers utilized by the Con-Way regional carriers at December 31, 2003 was approximately 28,100.

At December 31, 2003, Con-Way Logistics leased 7 warehouses in the U.S. and Con-Way Air Express operated 13 leased warehouse and service center facilities.

Menlo Worldwide – Forwarding

Forwarding’s Hub, which encompasses approximately 800,000 square feet, is centered at the Dayton, Ohio International Airport. The Hub was financed by industrial revenue bonds, of which $108 million in principal amount was outstanding as of December 31, 2003.

As of December 31, 2003, Forwarding operated 102 freight facilities in North America, including nine regional hubs, as well as service centers, of which 10 were owned and 92 were leased. The freight service centers are strategically located to cover the geographic areas served by Forwarding. Additionally, Forwarding leased 25 facilities for office space. At December 31, 2003, Forwarding operated 133 leased facilities in international locations, including freight service centers, logistics warehouses and office space.

As described above under Item 1, “Business—Menlo Worldwide—Forwarding—International,” Forwarding primarily utilizes third-party air carriers to transport North American customer shipments between hub and freight service center facilities. The aircraft used to transport customer shipments are primarily owned or leased by the third-party air carriers. However, as of December 31, 2003, the third-party air carriers also operated 11 aircraft that were owned or leased by EWA. At December 31, 2003, Forwarding operated approximately 1,200 trucks, tractors, and trailers, along with equipment provided by its agents.

Menlo Worldwide – Logistics

As of December 31, 2003, Logistics operated 40 warehouses in North America, of which 26 were leased by Logistics and 14 were leased or owned by clients of Logistics. Internationally, Logistics operated an additional 20 warehouses, of which 9 were leased by Logistics and 11 were leased or owned by clients.

At December 31, 2003, Logistics operated approximately 80 trucks, tractors, and trailers.

CNF Other

Principal properties of the CNF Other segment included CNF’s leased executive offices in Palo Alto, California, and its owned Administrative and Technology Center in Portland, Oregon.

ITEM 3. LEGAL PROCEEDINGS

Certain legal proceedings of CNF are summarized in Item 8, “Financial Statements and Supplementary Data,” under Note 3, “Restructuring Plans,” and Note 15, “Commitments and Contingencies.” Environmental matters are discussed in Item 1, “Business,” under “Regulation – Environmental.”

In 2001, EWA received subpoenas issued by federal grand juries in Massachusetts and the District of Columbia and the USPS Inspector General for documents relating to the Priority Mail contract. EWA cooperated fully and provided the documents requested in those subpoenas. In September 2003, CNF received notice from the United States Attorney’s Office for the District of Columbia that EWA is being considered for possible civil action under the False Claims Act for allegedly submitting false invoices to the USPS for payment under the Priority Mail contract. EWA has entered into a tolling agreement with the government in order to give the parties more time to investigate the allegations. EWA is in the early stages of conducting its own investigation of the allegations and as a result CNF is currently unable to predict the outcome of this matter. Under the False Claims Act, the government would be entitled to recover treble damages, plus penalties, if a court was to ultimately conclude that EWA knowingly submitted false invoices to the USPS.

On February 16, 2000, a DC-8 cargo aircraft operated by EWA personnel crashed shortly after take-off from Mather Field, near Sacramento, California. The crew of three was killed. The National Transportation Safety Board subsequently determined that the probable cause of the crash was the disconnection of the right elevator control tab due to improper maintenance, but was not able to determine whether the maintenance errors occurred during the most recent heavy maintenance “D” check by an outside vendor or during subsequent maintenance of the aircraft. MWF, EWA and CNF Inc. have been named as defendants in wrongful death lawsuits brought by the families of the three deceased crew members, seeking compensatory and punitive damages. MWF, EWA and CNF Inc. also may be subject to other claims and proceedings relating to the crash, which could include other private lawsuits seeking monetary damages and governmental proceedings. Although MWF, EWA and CNF Inc. maintain insurance that is intended to cover claims that may arise in connection with an airplane crash, there can be no assurance that the insurance will in fact be adequate to cover all possible types of claims. In particular, any claims for punitive damages or any sanctions resulting from possible governmental proceedings would not be covered by insurance.

On December 5, 2001, EWA announced that it would cease operating as an air carrier, and in connection therewith terminated the employment of all pilots and crew members, bringing the total number of terminated employees in 2001 to 800. Those pilots and crew members are represented by the Air Line Pilots Association (“ALPA”) under a collective bargaining agreement. Subsequently, ALPA filed a grievance on behalf of the pilots and crew members protesting the cessation of EWA’s air carrier operations and Forwarding’s use of other air carriers. The ALPA matters are the subject of litigation in U.S. District Court and, depending on the outcome of that litigation, may be subject to binding arbitration. Based on CNF’s current evaluation, management believes that it has provided for its estimated exposure related to the ALPA matters. However, CNF cannot predict with certainty the ultimate outcome of these matters.

EWA, MWF, Menlo Worldwide, LLC and, CNF Inc. are named as defendants in a lawsuit filed in state court in California by approximately 140 former EWA pilots and crew members. The lawsuit alleges wrongful termination in connection with the termination of EWA’s air carrier operations, and seeks $500 million and certain other unspecified damages. CNF believes that the lawsuit’s claims are without merit, and intends to vigorously defend the lawsuit.

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

Certain current and former officers of CNF, EWA and Forwarding and all of CNF’s current directors have been named as defendants in a purported shareholder derivative suit filed in September 2003 in California Superior Court for the County of San Mateo. The complaint alleges breach of fiduciary duty, gross mismanagement, waste and abuse of control relating to the management, control and operation of EWA and Forwarding. CNF is named only as a nominal defendant and no relief is sought against it. CNF maintains insurance for the benefit of its officers and directors, and the applicable insurance carriers have been notified of the claims asserted in the lawsuit.

A lawsuit was filed in the United States District Court for the Northern District of California by certain participants in CFC’s defined benefit pension plan, naming as defendants CFC’s fiduciary committee and certain former CFC employees individually, and also naming as defendants CNF Inc., CNF Service Company, certain individuals and Towers Perrin. The lawsuit alleges breach of ERISA fiduciary duties in connection with the spin-off of assets and liabilities from CNF’s defined benefit plan to CFC’s defined benefit plan as part of CNF’s 1996 spin-off of CFC, and seeks class action status on behalf of all affected participants. In November 2003, the Court granted motions to dismiss filed by CNF Inc. and CNF Service Company, and entered a final judgment dismissing both parties from the lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

CNF did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

CNF’s common stock is listed for trading on the New York Stock Exchange (“NYSE”) and the Pacific Exchange under the symbol “CNF.”

See Item 8, “Financial Statements and Supplementary Data” under Note 17, “Quarterly Financial Data,” for the range of common stock prices as reported on the NYSE and common stock dividends paid for each of the quarters in 2003 and 2002. At January 31, 2003, CNF had 7,977 common shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

CNF Inc.

Five Year Financial Summary

(Dollars in thousands except per share data)	2003	2002		2001	2000	1999
SUMMARY OF OPERATIONS
Revenues
Con-Way Transportation Services	$2,212,597	$2,011,477		$1,912,313	$2,044,896	$1,878,216
Menlo Worldwide
Forwarding	1,881,496	1,778,712		2,044,794	2,608,142	2,408,416
Logistics	1,009,952	969,089		898,182	890,800	716,008

	2,891,448	2,747,801		2,942,976	3,498,942	3,124,424
CNF Other	287	2,841		7,442	28,539	34,661

Total Revenues	$5,104,332	$4,762,119		$4,862,731	$5,572,377	$5,037,301

Operating Income (Loss)
Con-Way Transportation Services	$195,343	$147,154	(a)	$157,467	$227,312	$228,820
Menlo Worldwide
Forwarding	(47,579)	(11,980)		(790,345)	28,365	75,514
Logistics	25,312	31,827		(15,818)	33,303	22,255
Other	20,718	18,188		(9,415)	(560)	—

	(1,549)	38,035		(815,578)	61,108	97,769
CNF Other	(2,357)	(3,369)		(2,540)	1,546	27,649	(c)

Total Operating Income (Loss)	$191,437	$181,820		$(660,651)	$289,966	$354,238

Depreciation and amortization	$149,380	$159,080		$195,397	$190,651	$164,876
Interest expense	30,071	23,558		27,992	29,972	25,972
Income (Loss) from Continuing Operations Before
Income Tax Provision (Benefit)	156,016	146,244		(695,933)	261,196	332,260	(d)
Income tax (provision) benefit	(63,992)	(32,035	)(b)	262,367	(109,880)	(144,752)
Net Income (Loss) from Continuing Operations	83,785	105,959		(441,849)	143,055	179,290
Gain (Loss) from discontinuance, net of tax	—	(12,398)		38,975	(13,508)	2,966
Cumulative effect of accounting change, net of tax	—	—		—	(2,744)	—

Net Income (Loss) Applicable to Common Shareholders	$83,785	$93,561		$(402,874)	$126,803	$182,256

EARNINGS (LOSS) PER COMMON SHARE
Basic
Net Income (Loss) from Continuing Operations	$1.69	$2.16		$(9.06)	$2.95	$3.72
Gain (Loss) from discontinuance, net of tax	—	(0.26)		0.80	(0.28)	0.06
Cumulative effect of accounting change, net of tax	—	—		—	(0.06)	—

Net Income (Loss) Applicable to Common Shareholders	$1.69	$1.90		$(8.26)	$2.61	$3.78

Diluted
Net Income (Loss) from Continuing Operations	$1.57	$1.96		$(9.06)	$2.65	$3.29
Gain (Loss) from discontinuance, net of tax	—	(0.22)		0.80	(0.24)	0.06
Cumulative effect of accounting change, net of tax	—	—		—	(0.05)	—

Net Income (Loss) Applicable to Common Shareholders	$1.57	$1.74		$(8.26)	$2.36	$3.35

Common dividends	$0.40	$0.40		$0.40	$0.40	$0.40
Common shareholders’ equity	$15.21	$13.43		$12.04	$20.90	$19.15

STATISTICS
Total assets	$2,749,852	$2,739,761		$2,990,020	$3,244,941	$3,059,334
Long-term obligations	536,314	557,610		565,815	534,649	433,446
Preferred securities of subsidiary trust	125,000	125,000		125,000	125,000	125,000
Capital expenditures	137,378	84,838		192,125	235,221	324,604
Effective (tax) benefit rate	(41.02)%	(21.9)%		37.7%	(42.1)%	(43.6)%
Basic average shares	49,537,945	49,139,134		48,752,480	48,490,662	48,189,618
Market price range	$24.44-$35.77	$27.36-$38.28		$21.05-$39.88	$20.25-$34.75	$28.28-$45.52
Number of shareholders at December 31	8,006	8,131		8,561	8,802	9,520
Number of regular full-time employees	26,000	26,200		26,100	28,700	28,300

CNF’s results from continuing operations included various income or loss items that affected the year-to-year comparisons of the reported operating income (loss) of its reporting segments. These materially significant unusual or infrequently occurring items that affected operating income in the three years ended December 31, 2003 are summarized in Item 8, “Financial Statements and Supplementary Data,” under Note 16, “Segment Reporting—Unusual or Infrequent Items.” Other materially significant items affecting the year-to-year comparisons of net income from continuing operations in the years reported above are described in the notes below and in Item 7, “Management’s Discussion and Analysis.”

(a)	Includes an $8.7 million first-quarter net gain, $5.3 million after tax, ($0.09 per diluted share) from the sale of a property.
(b)	Includes a $25.0 million third-quarter ($0.44 per diluted share) reversal of accrued taxes related to the settlement with the IRS of aircraft maintenance issues.
(c)	Includes a $16.5 million first-quarter net gain, $9.3 million after tax, ($0.17 per diluted share) from a corporate legal settlement, and a $10.1 million second-quarter net gain, $5.7 million after tax, ($0.10 per diluted share) from the sale of the assets of CNF’s former wholesale parts and supplies distributor.
(d)	Includes a $9.6 million fourth-quarter net gain, $5.4 million after tax, ($0.10 per diluted share) from the sale of securities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (referred to as “Management’s Discussion and Analysis”) is intended to assist in the understanding and assessment of the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of CNF and its subsidiaries. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and accompanying notes, which include additional information about CNF’s significant accounting policies and practices and the transactions that underlie CNF’s financial results.

CNF provides supply chain management services for commercial and industrial shipments by land, air and sea throughout the world. CNF’s principal businesses consist of Con-Way and the Menlo Worldwide group of businesses. However, for financial reporting purposes, CNF is divided into five reporting segments. The operating results of Con-Way, a provider of regional less-than-truckload (“LTL”) freight services, are reported as one reporting segment while Menlo Worldwide is divided into three reporting segments: Forwarding, primarily a global provider of air freight and ocean forwarding services; Logistics, a provider of integrated contract logistics solutions; and Menlo Worldwide Other, which consists of Vector, a joint venture with GM that serves as the lead logistics manager for GM. Also, certain corporate activities and the results of Road Systems, a trailer manufacturer, are reported in the separate CNF Other reporting segment.

CNF’s operating results are generally expected to depend on the number and weight of shipments transported, the prices received on those shipments, and the mix of services provided to customers, as well as the fixed and variable costs incurred by CNF in providing the services and the ability to manage those costs under changing shipment levels. As more fully discussed in Item 1, “Business,” Con-Way and Forwarding primarily transport shipments through freight service center networks while Logistics and Vector manage the logistics functions of their customers and primarily utilize third-party transportation providers for the movement of customer shipments.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

In 2003, CNF’s net income available to common shareholders was $83.8 million ($1.57 per diluted share), a 10.4% decline from 2002. Net income available to common shareholders in 2002 was $93.6 million ($1.74 per diluted share), which included a $12.4 million after-tax net loss ($0.22 per diluted share) from discontinued operations. In 2001, CNF reported a net loss applicable to common shareholders of $402.9 million ($8.26 per diluted share), which included a $39.0 million after-tax gain ($0.80 per diluted share) from discontinued operations. Gains and losses from discontinued operations in all periods presented were due to the terminated Priority Mail contract with the U.S. Postal Service and/or the business failure of Consolidated Freightways Corporation (“CFC”) in September 2002, as described below under “Discontinued Operations.”

CONTINUING OPERATIONS

The following table compares results from continuing operations (dollars in thousands, except per share amounts) for the years ended December 31:

	2003	2002	2001
Revenues	$5,104,332	$4,762,119	$4,862,731
Operating Income (Loss)	191,437	181,820	(660,651)
Net Income (Loss) from Continuing Operations (after preferred stock dividends)	83,785	105,959	(441,849)
Diluted Earnings (Loss) per Share from Continuing Operations	1.57	1.96	(9.06)

CNF’s results from continuing operations for all reported periods included various income or loss items that affected the year-to-year comparisons of the reported operating income or loss. These “special items,” which were identified as such by CNF’s management based in part on their materiality to the relevant reporting segment, are separately summarized under each reporting segment.

Continuing Operations Overview – 2003 Compared to 2002

CNF’s revenue in 2003 increased 7.2% to $5.10 billion, as both Con-Way and the Menlo Worldwide group of businesses achieved revenue growth amid improved U.S. and global economic conditions. Consolidated operating income rose 5.3% to $191.4 million, due principally to significantly higher operating income from Con-Way. A larger operating loss at Forwarding and a decline in operating income from Logistics was partially offset by higher operating income at Vector. Special items, which are separately summarized under each reporting segment, resulted in a net operating loss of $7.1 million in 2003, while 2002 reflects a $24.9 million net gain from special items.

Con-Way’s operating income grew 32.7% in 2003 to $195.3 million, due principally to the effect of revenue growth and operating leverage. Forwarding’s operating loss increased to $47.6 million in 2003 from $12.0 million in 2002, reflecting a $7.1 million net operating loss from the effect of special items in 2003 compared to a $15.6 million net gain from special items in 2002. Forwarding’s revenue in 2003 grew 5.8%, but was insufficient to cover its costs. Although North American air freight revenue decreased in 2003, the rate of decline slowed from the previous two years. Gross margins on international air freight fell, primarily from the loss of higher-margin business related to the prior-year port disruption, partially offset by an increase in higher-margin military business in 2003. In response to continued declines in North American air freight revenue, Forwarding recognized a $7.8 million restructuring charge in 2003, primarily to reduce costs of its North American freight service center network. Logistics’ operating income in 2003 fell 20.5% to $25.3 million as a higher percentage of lower-margin services contributed to lower operating income despite a 4.2% increase in revenue. Vector’s operating income, which rose 13.9% to $20.7 million, reflects compensation earned under amended agreements with GM, its joint venture partner and customer.

Other net expense in 2003 of $35.4 million was essentially unchanged from 2002 as a $3.0 million decline in investment income and a $6.5 million increase in interest expense were mostly offset by an $8.1 million increase in the cash-surrender value of corporate-owned life insurance policies. Higher interest expense in 2003 was primarily due to the settlement of interest rate swaps in December 2002, which effectively converted long-term debt from fixed-rate to floating-rate prior to their termination. CNF recognized equity venture losses of $3.7 million in 2003 and $4.6 million in 2002.

In 2003, CNF’s income from continuing operations before income tax provision increased 6.7% over 2002 on growth in revenue and operating income. CNF’s net income from continuing operations (after income taxes and preferred stock dividends) declined in 2003 despite higher revenue and operating income, primarily due to an increase in the effective tax rate to 41.0% in 2003 from 21.9% in 2002, which reflects a $25.0 million reversal of accrued taxes from the settlement of tax matters in 2002.

Continuing Operations Overview – 2002 Compared to 2001

Consolidated revenue in 2002 fell 2.1% to $4.76 billion as a revenue decline at Forwarding was partially offset by revenue growth at Con-Way and Logistics. Operating income of $181.8 million in 2002, including the $24.9 million net gain from special items, improved from a $660.7 million operating loss in 2001, which included a net loss of $764.1 million from special items. Operating income in 2002 was largely due to improved operating results from the Menlo Worldwide businesses, partially offset by lower operating income from Con-Way, whose operating income fell 6.5% due principally to higher employee costs. Operating results in 2001 largely reflect the adverse effect of special items, including a $652.2 million restructuring charge at Forwarding and a $47.5 million loss from the business failure of a Logistics’ customer.

Other net expense of $35.6 million was essentially flat in 2002 as higher costs of obtaining letters of credit and a decline in the cash-surrender value of corporate owned life insurance policies were mostly offset by lower interest expense on long-term debt. CNF recognized equity venture losses of $4.6 million in 2002 and $5.3 million in 2001.

In 2002, net income from continuing operations of $106.0 million primarily reflects the significant improvement in consolidated operating results and a low 21.9% effective tax rate, as described above, while the net loss of $441.8 million from continuing operations in 2001 was substantially due to the significant special charges at Forwarding and Logistics.

CON-WAY TRANSPORTATION SERVICES

The following table compares operating results (dollars in thousands), operating margins, and the percentage increase in selected operating statistics of the Con-Way reporting segment for the years ended December 31:

	2003	2002	2001
Summary of Operating Results
Revenues	$2,212,597	$2,011,477	$1,912,313
Operating Income	195,343	147,154	157,467
Operating Margin	8.8%	7.3%	8.2%

Item affecting comparability of operating income:
Net gain from the sale of a property	—	8,675	—

	2003 vs. 2002	2002 vs. 2001
Selected Regional-Carrier Operating Statistics
Revenue per day	+8.8%	+3.5%
Yield	+5.7	+2.5
Weight per day:
Less-than-truckload	+2.5	+1.0
Total	+3.0	+1.0

In 2003, Con-Way’s revenue rose 10.0% due to higher revenue from Con-Way’s regional carriers and continued growth from Con-Way’s asset-light businesses, which include Con-Way NOW, Con-Way Logistics, and Con-Way Air Express. Revenue per day from the regional carriers rose 8.8% from 2002 on increases in revenue per hundredweight (“yield”) and weight per day (“weight”). In 2003, growth in weight transported was due in part to comparatively better economic conditions, particularly in the fourth quarter. In the fourth quarter of 2003, revenue per day increased 11.1% from the fourth quarter of 2002 on a 9.4% increase in weight and a 1.5% improvement in yield. Yield improvement in 2003 was achieved through rate increases, continued growth in interregional joint services, which typically command higher rates on longer lengths of haul, and higher fuel surcharges. Excluding fuel surcharges, yield in 2003 rose 3.6%. Con-Way’s operating income in 2003 increased 32.7%, due largely to higher revenue from the regional carriers as well as revenue growth from Con-Way’s asset-light businesses, which reduced their collective net operating loss in 2003 by 26.0%. The improvement in Con-Way’s operating margin in 2003 reflects operating leverage, as Con-Way’s service center network accommodated additional shipments with proportionally smaller cost increases. Operating income in 2003 benefited from a 45.2% decline in variable employee compensation, which was partially offset by a 6.6% increase in pension expense. Operating income in 2002 included an $8.7 million net gain from the sale of a property.

Con-Way’s revenue in 2002 increased 5.2% over 2001 on revenue growth from Con-Way’s regional carriers and a 42.9% increase in revenue from Con-Way’s asset-light businesses. Regional-carrier revenue per day rose

3.5% from 2001 on a 2.5% improvement in yield and a 1.0% increase in weight. Yield in 2002 benefited from rate increases and growth in higher-yielding interregional joint services, but was adversely affected by a decline in fuel surcharges. Excluding fuel surcharges, yield in 2002 increased 2.8% from 2001. Con-Way’s operating income in 2002 fell 6.5% due primarily to a 10.9% increase in employee costs (including variable compensation), partially offset by higher revenue and an $8.7 million net gain from the sale of a property in 2002.

MENLO WORLDWIDE

For financial reporting purposes, the Menlo Worldwide group is divided into three reporting segments: Forwarding, Logistics, and Menlo Worldwide Other. Vector SCM, a joint venture with General Motors, is reported in the Menlo Worldwide Other segment as an equity-method investment. In 2003, the Menlo Worldwide group of businesses reported revenue of $2.89 billion and an operating loss of $1.5 million.

FORWARDING

The following table compares operating results (dollars in thousands), operating margins, and the percentage increase (decrease) in selected operating statistics of the Forwarding reporting segment for the years ended December 31:

	2003	2002	2001
Summary of Operating Results
Revenues	$1,881,496	$1,778,712	$2,044,794
Operating Loss	(47,579)	(11,980)	(790,345)
Operating Margin	-2.5%	-0.7%	-38.7%

Items affecting comparability of operating loss:
Restructuring charges	(7,800)	—	(652,241)
Net gains from payments under the Air Transportation Safety and System Stabilization Act	7,230	9,895	—
Loss for the resolution of a hazardous materials case	(6,500)	—	—
Duplicate airhaul costs and aircraft-related losses	—	—	(60,496)
Express Mail settlement / operating income	—	5,715	6,324
Goodwill amortization	—	—	(10,210)

	(7,070)	15,610	(716,623)

	2003 vs. 2002	2002 vs. 2001
Selected Air Freight Operating Statistics
International
Revenue per day	+14.8%	+0.3%
Weight	+14.0	+2.7
Yield	+0.8	-2.9
North America
Revenue per day	-8.8	-16.7
Weight	+0.3	-6.8
Yield	-9.1	-10.6

During 2003, Forwarding’s revenue grew 5.8%, due to higher international air freight revenue partially offset by lower North American air freight revenue. Strong growth in international air freight revenue per day was largely due to a 14.0% increase in international average pounds per day (“weight”), which benefited from improved business levels in Asian and European markets and from an increase in war-related military business, which primarily benefited the first quarter of 2003. Weight in 2002 was positively affected by labor-related disruption of western U.S. ports, which temporarily diverted some international freight from ocean carriers to air carriers in the fourth quarter of 2002. Revenue per pound (“yield”) on international freight rose slightly in 2003, principally from higher fuel surcharges and an increase in higher-yield military business, partially offset by the loss of higher-yield business related to the port disruption in 2002. Excluding fuel surcharges, international yield in 2003 fell 0.9% from 2002. North American air freight revenue per day in 2003 fell 8.8% on a 0.3% increase in weight and a 9.1% decline in yield, which was due primarily to a higher percentage of lower-yield delivery services in 2003, partially offset by the yield-enhancing effect of higher fuel surcharges. Excluding fuel surcharges, the decline in North American yield was 12.1%. Forwarding’s efforts to increase second-day and deferred delivery services, as well as a decline in the demand for next-day delivery services, contributed to a higher percentage of lower-yield second-day and deferred delivery services. The decline in demand for next-day delivery services was due primarily to a loss of business to transportation providers using ground-based modes of delivery.

Forwarding’s operating loss increased to $47.6 million in 2003 from $12.0 million in 2002, reflecting a $7.1 million net operating loss in 2003 from the effect of special items and, in 2002, a $15.6 million net gain from special items. Forwarding’s revenue in 2003 grew 5.8%, but was insufficient to cover its costs. Although North American air freight revenue decreased in 2003, the rate of decline slowed from the previous two years. Gross margins on international air freight fell, primarily from the loss of higher-margin business related to the prior-year port disruption, partially offset by an increase in higher-margin military business in 2003. In response to continued declines in North American air freight revenue, Forwarding in 2003 recognized a $7.8 million restructuring charge, primarily to reduce the costs of its North American freight service center network, as more fully discussed below under “ – Restructuring Plans.” Management will continue Forwarding’s focus on increasing the revenue and operating margins of its variable-cost-based international operations and, in North America, will continue its efforts to align its costs with revenues.

In 2002, Forwarding’s revenue fell 13.0% from 2001 to $1.78 billion, due primarily to lower North American air freight revenue, essentially flat international air freight revenue, and the termination by the U.S. Postal Service (“USPS”) of EWA’s contract to transport Express Mail, as described below under “ – Express Mail Contract.” In 2001, Forwarding recognized revenue of $117.0 million from the Express Mail contract until termination of the contract effective in August 2001.

Forwarding’s average international air freight revenue per day in 2002 was essentially unchanged from 2001 as a 2.7% improvement in weight was offset by a 2.9% decline in yield. Growth in international weight in 2002 was attributable in part to improved business levels in international markets served by Forwarding, particularly in Asia. Weight and yield in 2002 benefited from business related to the labor-related port disruption. International yields in 2002 were negatively affected by a decline in fuel surcharges from 2001. Excluding fuel surcharges, international yield in 2002 fell 1.2%. North American air freight revenue per day fell 16.7% in 2002 on a 6.8% decline in North American weight and a 10.6% drop in yield. North American weight in 2002 was negatively affected by comparatively weaker U.S. economic conditions, a reduction in the number of aircraft routes and domestic markets served by Forwarding, and a loss of business to ground transportation providers, while 2001 was adversely affected by lost business from the September 11, 2001 terrorist attacks. In 2002, lower yield in North America was due in part to Forwarding’s efforts to increase second-day and economy service, which contributed to a higher percentage of lower-yield service offerings and from lower fuel surcharges. Excluding fuel surcharges, the decline in North American yield was 9.6%.

Forwarding’s operating loss in 2002 improved to $12.0 million from $790.3 million in 2001. Forwarding’s operating loss in 2002 included a $15.6 million net gain from special items while the operating loss in 2001 reflects special items that collectively represented a $716.6 million net charge, which consisted primarily of Forwarding’s restructuring charges, as detailed below under “ – Restructuring Plans.” Forwarding’s operating loss in 2002 was reduced by lower airhaul costs, a 16.7% decrease in employee costs and a decline in depreciation, aircraft lease payments and aircraft-related expenses.

Restructuring Plans

2001 Restructuring Plan

In June 2001, Forwarding began an operational restructuring to align it with management’s estimates of future business prospects for domestic heavy air freight and to address changes in market conditions, which deteriorated due primarily to a slowing domestic economy and loss of EWA’s contracts with the USPS to transport Express Mail and Priority Mail. The $340.5 million second-quarter restructuring charge in 2001 consisted primarily of non-cash impairment charges of $278.0 million and $62.5 million of estimated future cash expenditures related primarily to the return to lessors of certain aircraft leased to EWA. Based on issues identified during inspections conducted by the Federal Aviation Administration (“FAA”), on August 13, 2001, EWA was required to suspend its air carrier operations as part of an interim settlement agreement with the FAA. As a result, EWA furloughed approximately 400 pilots and crew members and Forwarding made arrangements to continue its service to customers by utilizing aircraft operated by several other air carriers. Primarily in response to the FAA action and a worsening global economic downturn, Forwarding re-evaluated its restructuring plan. On December 5, 2001, CNF announced that Forwarding (formerly known as “Emery” or “Emery Forwarding”) in 2002 would become part of CNF’s new Menlo Worldwide group of supply chain services providers and in North America would utilize aircraft operated by other air carriers instead of EWA operating its own fleet of aircraft, and that EWA would permanently cease air carrier operations. In connection with the revised restructuring plan, in the fourth quarter of 2001 Forwarding recognized additional restructuring charges of $311.7 million, including $305.6 million for the planned disposal of leased aircraft, cessation of EWA’s remaining operations, and other costs, and $6.1 million for employee separation costs for 157 of EWA’s non-pilot employees.

In connection with CNF’s announcement of the cessation of EWA’s air carrier operations on December 5, 2001, EWA terminated the employment of all of its pilots and crew members, bringing the total number of terminated employees in 2001 to 800. Those pilots and crew members are represented by ALPA under a collective bargaining agreement. Subsequently, ALPA filed a grievance on behalf of the pilots and crew members protesting the cessation of EWA’s air carrier operations and Forwarding’s use of other air carriers. The ALPA matters are subject to binding arbitration. Based on CNF’s current evaluation, management believes that it has provided for its estimated exposure related to the ALPA matters. However, CNF cannot predict with certainty the ultimate outcome of these matters.

Following the fourth-quarter restructuring charge in 2001, Forwarding’s cash flows have reflected the cost of having other air carriers provide service to Forwarding’s North American customers as well as lease payments and other costs associated with Forwarding’s restructuring plan; however, Forwarding’s operating expenses have reflected the cost of aircraft operated by other carriers but have not included scheduled lease payments and return costs or other restructuring-related payments, as these expenses were accrued in connection with the restructuring charges.

Forwarding’s restructuring reserves for aircraft and other costs declined to $34.8 million at December 31, 2003 from $67.7 million at December 31, 2002 due primarily to aircraft lease payments and return costs. None of the 37 aircraft that were grounded in connection with Forwarding’s 2001 restructuring plan remained under lease as of December 31, 2003. Restructuring reserves at December 31, 2003 consisted primarily of CNF’s estimated exposure related to labor matters in arbitration, as described above, as well as other estimated restructuring obligations.

2003 Restructuring Plan

In response to continued declines in North American air freight revenue, Forwarding continued restructuring its operations in the fourth quarter of 2003, primarily to reduce the costs of its North American freight service center network. Under the restructuring plan, Forwarding closed nine service centers located in markets for which the transportation of shipments between service centers and customers could be served more cost effectively by cartage agents. In connection with the restructuring plan, Forwarding recognized a $7.8 million charge, primarily for the accrual of future lease payments on closed facilities and employee termination costs. Management estimates the restructuring plan will reduce annual operating expenses in 2004 by $20 million with no adverse effect on revenue levels or the quality and coverage of delivery service. Lower future operating expenses are expected to result primarily from a decline in service center lease expense and lower employee costs, partially offset by higher costs for third-party cartage service.

Forwarding’s restructuring charges recognized during 2001 and 2003 reflect CNF’s estimate of the costs of the related restructuring activities. CNF believes that these estimates are adequate to cover these costs based on information currently available and assumptions management believes are reasonable under the circumstances. However, there can be no assurance that actual costs will not differ from this estimate, and that difference would be recognized as additional expense or income in the period when and if that determination can be made.

Refer to Item 8, “Financial Statements and Supplementary Data,” under Note 3, “Restructuring Plans,” for the cumulative activity related to Forwarding’s 2001 and 2003 restructuring plans.

Terrorist Attacks

Forwarding’s operating results in 2001 were adversely affected by the terrorist attacks on September 11, 2001. Contractors providing air carrier service to Forwarding were grounded on September 11 and 12 and did not resume service until the evening of September 13.

In response to the September 11, 2001 terrorist attacks, the U.S. Congress passed the Air Transportation Safety and System Stabilization Act (the “Act”), a $15 billion emergency economic assistance package intended to mitigate financial losses in the air carrier industry. The legislation provides for $5 billion in direct loss reimbursement and other financial assistance. In March 2002, Forwarding received an $11.9 million payment under the Act, resulting in a $9.9 million first-quarter net gain in 2002. In March 2003, Forwarding received a final payment of $7.5 million, resulting in a $7.2 million first-quarter net gain in 2003.

Forwarding is not able to accurately quantify how the events of September 11, or any subsequent terrorist activities, will affect the global economy, governmental regulation, the air transportation industry, Forwarding’s costs of providing air freight services and the demand for Forwarding’s air freight services. However, Forwarding believes that any additional security measures that may be required by future regulations could result in additional costs and could have an adverse effect on its operations and service.

Express Mail Contract

Effective August 26, 2001, the USPS terminated “for convenience” a contract under which EWA transported Express Mail and other classes of mail for the USPS (the “Express Mail contract”). As described below under “Discontinued Operations,” EWA received a $70.0 million provisional payment from the USPS for termination costs and other claims related to the Express Mail contract on September 26, 2001. Under a subsequent settlement agreement, the USPS on December 17, 2002 paid EWA an additional $5.0 million to settle EWA’s Express Mail contract termination costs, including the reimbursement of certain aircraft and other assets. As a result of the final $5.0 million settlement payment, EWA in December 2002 fully recovered the remaining Express Mail assets, resulting in a $5.7 million net gain reported in the Forwarding segment.

In 2001, EWA recognized revenue of $117.0 million and operating income of $6.3 million from the transportation of mail under the Express Mail contract, as reported in the Forwarding segment.

LOGISTICS

The following table compares operating results (dollars in thousands) and operating margins of the Logistics reporting segment for the years ended December 31:

	2003	2002	2001
Summary of Operating Results
Revenues	$1,009,952	$969,089	$898,182
Operating Income (Loss)	25,312	31,827	(15,818)
Operating Margin	2.5%	3.3%	-1.8%

Items affecting comparability of operating income (loss):
Net gain from a contract termination	—	1,850	—
Loss from the business failure of a customer	—	—	(47,454)

	—	1,850	(47,454)

Logistics’ revenue in 2003 rose 4.2% over 2002, due principally to an increase in carrier management and warehouse management services, partially offset by lower revenue from contract-carriage and consulting services. Higher revenue from carrier management services in 2003 was achieved despite the fourth-quarter loss of a significant customer, a division of a large company that terminated the logistics outsourcing arrangements of all of its divisions. The customer accounted for 6.0% of Logistics’ revenue in 2003 but was among Logistics’ lowest-margin accounts. Fourth-quarter revenue in 2003 fell 1.2% from the fourth quarter of 2002, due in part to the customer loss. Operating income in 2003 was $25.3 million, a 20.5% decline from 2002, which included a $1.9 million net gain from a contract termination. Excluding the prior-year contract termination gain, lower operating income in 2003 was due principally to an increase in lower-margin carrier management services and a decline in higher-margin consulting fee revenue. Operating income in 2003 included $3.1 million of costs incurred throughout the year for contracts that were terminated due to customer failure, scheduled expiration, or termination of the outsourcing arrangement.

Revenue for Logistics in 2002 increased 7.9% over 2001 as higher revenue from carrier and warehouse management services offset a decline in revenue from contract-carriage and consulting services. Logistics’ 2002 operating income of $31.8 million, including a $1.9 million net gain from a contract termination, improved from a $15.8 million operating loss in 2001, which included a $47.5 million loss from the business failure of a customer. Excluding these special items, the decline in 2002 operating results was attributable to a mix of lower-margin services and higher employee costs, which rose 8.3% over 2001.

A portion of Logistics’ revenue is attributable to contracts for which Logistics manages the transportation of freight but subcontracts the actual transportation and delivery of products to third parties. Logistics refers to this as purchased transportation. Logistics’ net revenue (revenue less purchased transportation) in 2003 was $292.8 million, an increase from $286.6 million in 2002 and $268.5 million in 2001.

MENLO WORLDWIDE OTHER

The Menlo Worldwide Other reporting segment consists of the results of Vector, a joint venture formed with GM in December 2000 for the purpose of providing logistics management services on a global basis for GM, and ultimately for customers in addition to GM. Prior to the amendments described below, agreements pertaining to Vector (collectively, “Vector Agreements”) provided that Vector would be compensated by sharing in efficiency gains and cost savings achieved through the implementation of Approved Business Cases (“ABCs”) and other special projects in GM’s North America region and GM’s three international regions. An ABC is a project, developed with and approved by GM, aimed at reducing costs, assuming operational responsibilities, and/or achieving operational changes.

In August 2003, the Vector Agreements were amended, primarily to expedite the transition of logistics services in the North America region from GM to Vector. The amendments changed the compensation principles for GM’s North American logistics operations, revised the allocation of Vector’s profit between GM and MW, and modified the formula for the valuation of Vector in the event that MW exercises its Put Right, as described below.

The amendments to the Vector Agreements provide for Vector to be compensated for its management of logistics for all of GM’s North America operations rather than through its sharing in efficiency gains and cost savings under individual and separately approved ABCs in North America. In each year of a five-year period retroactive to January 1, 2003, Vector will be compensated with a management fee based on shipment volumes and can earn additional compensation if certain performance criteria are achieved. In accordance with GAAP, compensation under the volume-based management fee will be recognized as vehicles are shipped while performance-based compensation will not be recognized until specified levels of cost savings are achieved, which will generally not be determinable until the fourth quarter of each contract year. Vector will also be compensated by GM for its direct and administrative costs in North America, subject to certain limitations.

The amended Vector Agreements also increase Vector’s allocation of profit and loss from 80% to 85%. Although MW owns a majority equity interest, the operating results of Vector are reported as an equity-method investment based on GM’s ability to control certain operating decisions.

Under the Vector Agreements, GM has the right to purchase MW’s membership interest in Vector (“Call Right”) and MW has the right to require GM to purchase MW’s membership interest in Vector (“Put Right”). The Call Right and Put Right are exercisable at the sole discretion of GM and MW, respectively. Prior to amendment of the Vector Agreements, exercise of the Call Right or Put Right required GM to pay MW for the fair value of MW’s membership interest in Vector, as determined by approved appraisers using a predetermined valuation formula. Under the amended Vector Agreements, the amount payable by GM to MW under the Put Right is based on a mutually agreed-upon estimated value for MW’s membership interest as of the contract amendment date and will decline on a straight-line basis over an 8-year period beginning January 1, 2004. Exercise of MW’s Put Right or GM’s Call Right would result in MW retaining commercialization contracts involving customers other than GM.

Reported operating income of the Menlo Worldwide Other segment in 2003 was $20.7 million, a 13.9% increase from 2002. Operating income in 2003 reflects the recognition of Vector’s compensation in accordance with the amended Vector Agreements. Operating income of the Menlo Worldwide Other segment in the first half of 2002 included substantially all of Vector’s net income for that period (rather than CNF’s pro-rata portion of that net income), because CNF was contractually entitled to substantially all of Vector’s net income to the extent of Vector’s cumulative losses because, under the contract, all of Vector’s losses in prior periods were allocated to CNF. During the second quarter of 2002, CNF’s allocated cumulative losses from the Vector joint venture had been recouped through allocated net income. As a result, GM began sharing in Vector’s net income in the third quarter of 2002. In 2002, MW reported operating income from Vector of $18.2 million compared to an operating loss of $9.4 million in 2001, which was Vector’s first full year of operation.

In each successive year covered by the amended Vector agreements, management anticipates that performance-based compensation will represent a growing percentage of compensation earned in GM’s North America region. Management also intends to increase the percentage of compensation earned from commercialization activities and from GM’s international regions and aftermarket parts supply operations, which are unaffected by the amended Vector Agreements.

CNF OTHER

The following table compares the operating loss (dollars in thousands) of the CNF Other reporting segment for the years ended December 31:

	2003	2002	2001
Summary of Operating Results
Revenues	$287	$2,841	$7,442
Operating Loss	(2,357)	(3,369)	(2,540)

Items affecting comparability of operating loss:
Loss from uncollectible non-trade receivables	—	(3,595)	—
Net gain from the sale of a property	—	2,367	—

	—	(1,228)	—

The CNF Other segment consists of the results of Road Systems and certain corporate activities. A majority of the revenue from Road Systems was from sales to other CNF subsidiaries and, prior to its bankruptcy in September 2002, Consolidated Freightways Corporation. The CNF Other operating loss in 2003 primarily reflects the net loss from the sale of corporate properties while the operating loss in 2002 was primarily the net result of a $3.6 million loss from uncollectible non-trade receivables following the business failure of CFC and a $2.4 million net gain from the sale of a corporate property. The operating loss in 2001 reflects the collective results of RSI and various corporate activities.

DISCONTINUED OPERATIONS

Priority Mail Contract

On November 3, 2000, EWA and the USPS announced an agreement (the “Termination Agreement”) to terminate their contract for the transportation and sortation of Priority Mail (the “Priority Mail contract”). As more fully discussed in Item 8, “Financial Statements and Supplementary Data,” under Note 2, “Discontinued Operations,” all claims relating to amounts owed to EWA under the Priority Mail contract were fully settled in connection with payments from the USPS to EWA in 2002 and 2001, which resulted in after-tax gains of $2.9 million in 2002 and $39.0 million in 2001.

Spin-Off of CFC

As more fully discussed below under “Liquidity and Capital Resources – Discontinued Operations – Spin-off of CFC,” CNF recognized 2002 third-quarter and fourth-quarter losses from discontinuance of $13.0 million (net of $8.3 million of income taxes) and $2.3 million (net of $1.4 million of income taxes), respectively, in connection with the bankruptcy of CFC in September 2002.

LIQUIDITY AND CAPITAL RESOURCES

In 2003, operating activities provided $222.6 million, which was used primarily to fund investing activities that used $131.3 million and financing activities that consumed $38.6 million. The excess cash flow from operations increased cash and cash equivalents from $270.4 million at December 31, 2002 to $321.5 million at December 31, 2003.

The following table summarizes CNF’s cash flows for the years ended December 31:

	2003	2002	2001
Operating Activities
Net income (loss)	$92,024	$101,811	$(394,591)
Non-cash adjustments (1)	197,553	278,264	690,309

	289,577	380,075	295,718
Changes in assets and liabilities
Accrued aircraft leases and return provision	(26,269)	(302,630)	(8,333)
Other	(40,695)	(72,659)	19,978

	(66,964)	(375,289)	11,645
Net Cash Provided by Operating Activities	222,613	4,786	307,363

Net Cash Used in Investing Activities	(131,326)	(84,505)	(193,960)

Net Cash Used in Financing Activities	(38,597)	(54,193)	(34,646)

Net Cash Provided by (Used in) Continuing Operations	52,690	(133,912)	78,757
Net Cash Provided by (Used in) Discontinued Operations	(1,634)	3,553	217,491

Increase (Decrease) in Cash and Cash Equivalents	$51,056	$(130,359)	$296,248

(1)	“Non-cash adjustments” refer to depreciation, amortization, deferred income taxes, provision for uncollectible accounts, equity in earnings of joint venture, and non-cash gains and losses.

CONTINUING OPERATIONS

In 2003, operating activities generated $222.6 million, an increase from $4.8 million in 2002. Cash flow from operations in 2003 reflects $26.3 million of restructuring-related aircraft lease payments and return costs while 2002 reflects $302.6 million of payments for that same purpose. Cash from operating activities in 2003 was provided primarily by net income before non-cash adjustments of $289.6 million, partially offset by $67.0 million used in the net change of assets and liabilities. Cash flow from accrued liabilities in 2003 included the net effect of a $36.7 million decline in accrued incentive compensation and a $20.0 million increase in other accrued liabilities. For all periods reported, changes in accrued incentive compensation reflect CNF’s payment schedule under its employee incentive plans, under which total incentive compensation earned in an award year is paid to employees with a partial payment in December of the award year and a final payment in February of the next award year. Changes in employee benefits in 2003 and 2002 largely reflect the net effect of defined benefit pension plan funding contributions as described below under “ – Defined Benefit Pension Plan,” partially offset by expense accruals for CNF’s defined benefit pension plan obligation. Accrued income taxes increased in 2003 based on taxable income but declined in 2002 and 2001 based on taxable losses in those years, due principally to restructuring-related payments that were tax-deductible in those years. As a result, Other Receivables in CNF’s Consolidated Balance Sheets at December 31, 2003 and 2002 included receivables of $24.0 million and $60.9 million, respectively, for income tax refunds. In accordance with GAAP, the changes in accrued income taxes are based on taxable income under tax-based accounting rules while deferred taxes reflect the effect of temporary differences between GAAP-based and tax-based accounting rules.

Cash from operating activities of $4.8 million in 2002 declined from $307.4 million in 2001, due mostly to the substantial payments made in 2002 for restructuring-related aircraft lease payments and return costs, a decline in accrued income taxes, and defined benefit plan funding payments of $76.2 million. Positive cash flows from operating activities included an increase in accrued incentive compensation and $31.0 million received in connection with the termination of interest rate swaps, as more fully discussed in Item 8, “Financial Statements and Supplementary Data,” under Note 10, “Derivative Instruments and Hedging Activities.”

Investing activities in 2003 used $131.3 million, an increase from $84.5 million used in 2002, due principally to a $53.0 million increase in capital expenditures at Con-Way, primarily for the acquisition of revenue equipment. Investing activities in 2002 fell from $194.0 million used in 2001 due largely to capital expenditure reductions of $84.0 million at Con-Way and $14.9 million at Forwarding.

In all periods reported, net cash used in financing activities consisted primarily of dividend payments and scheduled principal payments for the Thrift and Stock Plan notes guaranteed by CNF. Cash used in financing activities in 2003 also included a $4.8 million repayment of Industrial Revenue Bonds, and in 2002, included a $22.4 million repayment of capital aircraft leases.

CNF has a $385 million revolving credit facility that matures on July 3, 2006. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to $385 million. At December 31, 2003, no borrowings were outstanding under the facility and $257.0 million of letters of credit were outstanding, leaving $128.0 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions to borrowing. CNF had other uncommitted unsecured credit facilities totaling $99.3 million at December 31, 2003, which are available to support letters of credit, bank guarantees, and overdraft facilities; at that date, a total of $85.6 million was outstanding under these facilities. Of the total letters of credit outstanding at December 31, 2003, $254.6 million provided collateral for CNF workers’ compensation and vehicular self-insurance programs. See “Other Matters – Forward-Looking Statements” below, and Note 6, “Debt and Other Financing Arrangements,” in Item 8, “Financial Statements and Supplementary Data,” for additional information concerning CNF’s $385 million credit facility and some of its other debt instruments.

Defined Benefit Pension Plan

CNF periodically reviews the funding status of its defined benefit pension plan for non-contractual employees, and makes contributions from time to time as necessary in order to comply with the funding requirements of the Employee Retirement Income Security Act (“ERISA”). Funding of CNF’s defined benefit pension is based on ERISA-defined measurements rather than the recognition and measurement criteria prescribed by accounting principles generally accepted in the United States (“GAAP”). In 2003, CNF contributed a total of $75 million to its defined benefit pension plans and currently estimates it will contribute an additional $75 million in 2004. CNF also made defined benefit pension plan contributions of $76.2 million in 2002 and $13.1 million in 2001, but made no contributions from 1996 through 2000, due in part to the high rate of return realized on plan assets during that period. There can be no assurance that CNF will not be required to make further cash contributions, which could be substantial, to its defined benefit pension plan in the future.

Contractual Cash Obligations

The table below summarizes contractual cash obligations for CNF as of December 31, 2003. These contractual cash obligations are reflected in the Consolidated Balance Sheets, except for operating leases, which are disclosed as future obligations under GAAP.

	Total	Payments Due by Period
(Dollars in thousands)		2004	2005-2006	2007-2008	2009 & Thereafter
Long-Term Debt and Guarantees	$405,881	$14,055	$146,300	$45,526	$200,000
Capital Lease Obligations	170,419	6,819	13,638	13,638	136,324
Operating Leases	260,266	87,728	102,259	42,704	27,575

Total	$836,566	$108,602	$262,197	$101,868	$363,899

As presented above, contractual obligations on long-term debt and guarantees represent principal payments while contractual obligations for capital and operating leases represent the notional payments under the lease arrangements, including anticipated future cash payments for interest on capital leases. Certain liabilities, including those related to pension and postretirement benefit plans and accrued claims costs, are reported in CNF’s consolidated balance sheets but not reflected in the table above due to the absence of stated maturities. As more fully discussed above under “—Defined Benefit Pension Plans, “ CNF currently estimates that it will contribute $75 million to its defined benefit pension plan in 2004.

As described above under “—Continuing Operations,” letters of credit of $254.6 million were outstanding at December 31, 2003 to provide collateral for CNF’s accrued claims costs related to workers’ compensation and vehicular self-insurance programs. These letters of credit are generally required under self-insurance programs and do not represent additional liabilities as the underlying accrued claims are already reflected on CNF’s consolidated balance sheets.

In accordance with GAAP, CNF’s operating leases are not included in CNF’s consolidated balance sheets. CNF’s operating leases were determined to provide economic benefits preferable to ownership based primarily on after-tax cash flows and the effect on CNF’s capitalization. Under certain operating leases, Con-Way guarantees the residual value of tractors and trailers at the end of the lease term. At December 31, 2003, the residual value guaranteed under these lease agreements was $18.5 million. CNF recognizes a liability for any shortfall between the residual value guarantee and the equipment’s estimated fair value, which fluctuates depending on market conditions.

In 2004, CNF anticipates capital expenditures of between $135 million and $165 million, primarily for the acquisition of additional tractor and trailer equipment. CNF’s capital expenditure requirements may increase or decrease depending on business levels and other factors.

For further discussion, see Note 6, “Debt and Other Financing Arrangements,” and Note 7, “Leases,” included in Item 8, “Financial Statements and Supplementary Data.”

Other

CNF’s ratio of total debt to capital decreased to 36.8% at December 31, 2003 from 40.3% at December 31, 2002 due primarily to net income and the repayment of debt in 2003.

DISCONTINUED OPERATIONS

Priority Mail Contract

As described above under “Results of Operations—Discontinued Operations,” cash flows from the Priority Mail operations have been segregated and classified as net cash flows from discontinued operations in the Statements of Consolidated Cash Flows. As described in Note 2, “Discontinued Operations—Priority Mail Contract,” in Item 8, “Financial Statements and Supplementary Data,” EWA received payments in 2002 and 2001 to fully settle EWA’s Priority Mail contract termination costs.

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

Based on advice of legal counsel and its knowledge of the facts, CNF believes that it would ultimately prevail if any such claims were made, although there can be no assurance in this regard. CNF believes that the amount of those claims, if asserted, could be material, and a judgment against CNF for all or a significant part of these claims could have a material adverse effect on CNF’s financial condition, cash flow and results of operations.

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

CNF currently estimates that the net amount of quarterly payments (after deductibility for tax purposes) could range from $20 million to $25 million (based on certain assumptions), although the actual amount could be greater or less than this estimate. Based on CNF’s current financial condition and management’s projections of CNF’s estimated future financial condition, cash flows and results of operations, as well as a number of other estimates and assumptions, CNF believes that it would have sufficient financial resources to make these periodic payments if it were required to do so. However, there can be no assurance in that regard, and accordingly any requirement to make these periodic payments could have a material adverse effect on CNF’s financial condition and cash flows.

As a result of the foregoing, there can be no assurance that matters relating to the spin-off of CFC and CFC’s bankruptcy will not have a material adverse effect on CNF’s financial condition, cash flows or results of operations, including potentially triggering downgrades of debt instruments or events of default under credit agreements. See “Other Matters—Forward-Looking Statements” and Note 6, “Debt and Other Financing Arrangements,” in Item 8, “Financial Statements and Supplementary Data.”

OTHER MATTERS

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

CNF makes estimates and assumptions when preparing its financial statements in conformity with accounting principles generally accepted in the United States. These estimates and assumptions affect the amounts reported in the accompanying financial statements and notes thereto. Actual results could differ from those estimates. CNF’s most critical accounting policies upon which management bases estimates are described below.

Self-Insurance Reserves

CNF uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for medical, casualty, liability, vehicular, cargo and workers’ compensation claims. Liabilities associated with the risks that are retained by CNF are estimated, in part, by considering historical claims experience, medical costs, demographic factors, severity factors and other assumptions. The undiscounted estimated accruals for these liabilities could be significantly affected if actual costs differ from these assumptions and historical trends.

Income Taxes

In establishing its deferred income tax assets and liabilities, CNF makes judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to its operations. CNF records deferred tax assets and liabilities and periodically evaluates the need for a valuation allowance to reduce deferred tax assets to realizable amounts. The likelihood of a material change in CNF’s expected realization of these assets is dependent on future taxable income, its ability to use foreign tax credit carry forwards and carry backs, final U.S. and foreign tax settlements, and the effectiveness of its tax planning strategies in the various relevant jurisdictions. CNF is also subject to examination of its income tax returns for multiple years by the IRS and other tax authorities. CNF periodically assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision and related accruals for income taxes.

Restructuring Reserves

The restructuring charges recognized in 2003 and 2001 were based on significant estimates and assumptions made by management. Refer to the “Menlo Worldwide – Forwarding – Restructuring Plans” section under “Results of Operations” above for a description of the significant assumptions used.

Uncollectible Accounts Receivable

CNF and its subsidiaries report accounts receivable at net realizable value and provide an allowance for uncollectible accounts when collection is considered doubtful. Con-Way and Forwarding provide for uncollectible accounts based on various judgments and assumptions, including revenue levels, historical loss experience, and composition of outstanding accounts receivable. Logistics, based on the size and nature of its client base, performs a frequent and periodic evaluation of its customers’ creditworthiness and accounts receivable portfolio and recognizes expense from uncollectible accounts when losses are both probable and estimable.

Defined Benefit Pension Plan

CNF has a defined benefit pension plan that covers non-contractual employees in the United States. The amount recognized as pension expense and the accrued pension liability depend upon a number of assumptions and factors, the most significant being the discount rate used to measure the present value of pension obligations, the assumed rate of return on plan assets, which are both affected by economic conditions, market fluctuations, and rate of compensation increase. CNF adjusts its discount rate periodically by taking into account a number of factors, including changes in high-quality corporate bond yields and the advice of its outside actuaries. CNF adjusts its assumed rate of return on plan assets based on historic returns of the plan assets and current market expectations.

CNF used a 6.75% discount rate for purposes of calculating its 2003 pension expense, but used a 6.25% discount rate for calculating its 2003 year-end pension liability and its 2004 pension expense, due primarily to declines in high-quality corporate bond yields in 2003. By way of example, if all other factors were held constant, a 0.5% decline in the discount rate would have an estimated $6 million increase in 2004 annual pension expense. CNF used an assumed rate of return on plan assets of 9.0% in 2003 and will assume the same rate for 2004. Using year-end plan asset values, a 0.5% decline in the assumed rate of return on plan assets would have an estimated $3 million increase in 2004 annual pension expense.

The determination of CNF’s accrued pension benefit cost includes an unrecognized actuarial loss that results from the cumulative difference between estimated and actual values for the year-end projected pension benefit obligation and the fair value of plan assets. Under GAAP, any portion of the unrecognized actuarial loss or gain that exceeds ten percent of the greater of the projected benefit obligation or fair value of plan assets must be amortized as an expense over the average service period for employees, approximately thirteen years for CNF. Amortization of the unrecognized actuarial loss decreases the annual pension expense in 2004 by approximately $1 million from annual pension expense in 2003.

The accumulated benefit obligation of CNF’s defined benefit pension plan less plan assets as of the actuarial measurement dates in 2003 and 2002 exceeded CNF’s accrued benefit cost. Accordingly, under GAAP, CNF reported a minimum pension liability adjustment to recognize this shortfall in each year. Due principally to improved equity markets and a corresponding increase in the actual rate of return on plan assets in 2003, the accumulated minimum pension liability adjustments were reduced in 2003, resulting in an $11.0 million decline in the net-of-tax accumulated other comprehensive loss in shareholders’ equity. CNF’s Consolidated Balance Sheets included the following accumulated minimum pension liability adjustments:

	December 31,
(Dollars in thousands)	2003	2002
Intangible asset reported in Other Assets	$5,146	$6,690
Pension liability adjustment reported in Employee Benefits	37,323	56,908
Accumulated other comprehensive loss reported in Shareholders’ Equity	19,628	30,632

Goodwill and Other Long-Lived Assets

Effective January 1, 2002, CNF adopted SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 specifies that goodwill and indefinite-lived intangible assets will not be amortized but instead will be subject to an annual impairment test. CNF utilizes a third-party independent valuation consultant to perform a goodwill impairment test on an annual basis in the fourth quarter and between annual tests in certain circumstances. Based on an impairment test as of December 31, 2003, CNF was not required to record a charge for goodwill impairment. In accordance with the provisions of SFAS 142, CNF ceased goodwill amortization associated with the Forwarding reporting segment. Prior to adoption of SFAS 142, Forwarding amortized goodwill of $10.2 million in 2001.

Consistent with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” CNF performs an impairment analysis of long-lived assets (other than goodwill or intangible assets) whenever circumstances indicate that the carrying amount may not be recoverable.

In assessing the recoverability of goodwill and other long-lived assets, CNF must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, CNF may be required to record impairment charges for goodwill or other long-lived assets in future periods. Any such resulting impairment charges could have a material adverse effect on CNF’s financial condition or results of operations, including potentially triggering downgrades of debt instruments. See “– Forward-Looking Statements” below, and Note 6, “Debt and Other Financing Arrangements,” in Item 8, “Financial Statements and Supplementary Data.”

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

CNF is subject to the effect of interest rate fluctuations in the fair value of its long-term debt and capital lease obligations, as summarized in Item 8, “Financial Statements and Supplementary Data,” under Note 6, “Debt and Other Financing Arrangements,” and Note 7, “Leases.” Given a hypothetical 10% change in interest rates, the change in fair value of CNF’s long-term debt and guarantees would be approximately $9 million at December 31, 2003.

As more fully discussed in Note 10, “Derivative Instruments and Hedging Activities,” in Item 8, “Financial Statements and Supplementary Data,” CNF held two freestanding interest rate swap derivatives at December 31, 2003 that were initially entered into as cash flow hedges to mitigate the effects of interest rate volatility on floating-rate lease payments. In connection with Forwarding’s 2001 restructuring plan, hedge accounting was discontinued for these interest rate swaps when EWA settled floating-rate operating leases hedged with the interest rate swaps. Prior to their termination in December 2002, CNF used interest rate swaps to mitigate the impact of interest rate volatility on the fair value of its fixed-rate long-term debt. At December 31, 2003, CNF had not entered into any material derivative contracts to hedge exposure to commodity prices or foreign currency.

CYCLICALITY AND SEASONALITY

CNF’s businesses operate in industries that are affected directly by general economic conditions and seasonal fluctuations, both of which affect demand for transportation services. In the trucking and air freight industries, for a typical year, the months of September and October usually have the highest business levels while the months of December, January and February usually have the lowest business levels.

BUSINESS INTERRUPTION

Although the operations of CNF’s subsidiaries are largely decentralized, Forwarding maintains a major hub operation at the Dayton International Airport in Dayton, Ohio. While CNF currently maintains property and business interruption insurance covering Forwarding’s operations at the Dayton hub, its insurance policies contain limits for certain causes of loss, including but not limited to earthquake and flood. Such policies do not insure against property loss or business interruption resulting from a terrorist act. Accordingly, there can be no assurance that this insurance coverage will be sufficient. As a result, a major property loss or sustained interruption in the business operations at the Dayton hub, whether due to terrorist activities or otherwise, could have a material adverse effect on CNF’s financial condition, cash flows, and results of operations.

In addition, CNF and its subsidiaries rely on CNF Service Company for the performance of shared administrative and technology services in the conduct of their businesses. CNF’s centralized computer facilities and its administrative and technology employees are located at the Administrative and Technology (“AdTech”) Center in Portland, Oregon. Although CNF maintains backup systems and has disaster recovery processes and procedures in place, a sustained interruption in the operation of these facilities, whether due to terrorist activities, earthquakes, floods or otherwise, could have a material adverse effect on CNF’s financial condition, cash flows, and results of operations.

HOMELAND SECURITY

CNF is subject to compliance with cargo security and transportation regulations issued by the Transportation Security Administration and by the Department of Homeland Security. CNF is not able to accurately predict how new governmental regulation will affect the transportation industry. However, CNF believes that any additional security measures that may be required by future regulations could result in additional costs and could have an adverse effect on its ability to serve customers and on its financial condition, cash flows and results of operations.

EMPLOYEES

Most of the workforce of CNF and its subsidiaries is not affiliated with labor unions. Consequently, CNF believes that the operations of its subsidiaries have significant advantages over comparable unionized competitors (particularly in the trucking industry) in providing reliable and cost-competitive customer services, including greater efficiency and flexibility. There can be no assurance that CNF’s subsidiaries will be able to maintain their current advantages over certain of their competitors.

ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities: an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires that all special-purpose entities be designated as either a voting-interest entity or a variable-interest entity (“VIE”). A VIE is an entity for which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the VIE to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary if it does not effectively disperse risks among parties involved. The primary beneficiary of a VIE is the party that absorbs a majority of the VIE’s expected losses or receives a majority of its expected residual returns.

The implementation of FIN 46 was required for periods beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date for applying FIN 46 to VIEs created before February 1, 2003 until the end of the first interim period ending after December 15, 2003. In December 2003, the FASB revised FIN 46 (“FIN 46R”) to incorporate certain revisions, including the requirement to disregard certain rights in determining whether an entity is the primary beneficiary in a VIE. Under FIN 46R, CNF is not the primary beneficiary of a subsidiary trust that has $125.0 million of Term Convertible Securities (“TECONS”) outstanding at December 31, 2003. As a result, CNF will be required to deconsolidate the TECONS, which were issued in June 1997 and are currently reported on CNF’s Consolidated Balance Sheets as Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Convertible Debentures of the Company. In the quarter ending March 31, 2004, CNF will report $128.9 million of its convertible subordinated debentures held by the subsidiary trust as long-term debt and will also report its $3.9 million equity ownership in the subsidiary trust as an investment.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes classification standards for financial instruments with characteristics of liabilities, equity, or both. CNF adopted SFAS 150 effective July 1, 2003 with no impact.

FORWARD-LOOKING STATEMENTS

Certain statements included herein constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties, and should not be relied upon as predictions of future events. All statements other than statements of historical fact are forward-looking statements, including any projections of earnings, revenues, weight, yield, volumes, income or other financial or operating items, any statements of the plans, strategies, expectations or objectives of CNF or its management for future operations or other future items, any statements concerning proposed new products or services, any statements regarding CNF’s estimated future contributions to pension plans, any statements as to the adequacy of reserves, any statements regarding the outcome of any claims that may be brought against CNF by CFC’s multi-employer pension plans or regarding the amount of any periodic cash payments that CNF may be required to make while those claims are pending or CNF’s ability to make those periodic payments, any statements regarding future economic conditions or performance, any statements regarding the outcome of legal and other claims and proceedings against CNF; any statements of estimates or belief and any statements or assumptions underlying the foregoing.

Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of those terms or other variations of those terms or comparable terminology or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data and methods that may be incorrect or imprecise and there can be no assurance that they will be realized. In that regard, the following factors, among others and in addition to the matters discussed elsewhere in this document and other reports and documents filed by CNF with the Securities and Exchange Commission, could cause actual results and other matters to differ materially from those discussed in such forward-looking statements: changes in general business and economic conditions, including the global economy; the creditworthiness of CNF’s customers and their ability to pay for services rendered; increasing competition and pricing pressure; changes in fuel prices; the effects of the cessation of EWA’s air carrier operations; the possibility of additional unusual charges and other costs and expenses relating to Forwarding’s operations; the possibility that CNF may, from time to time, be required to record impairment charges for goodwill and other long-lived assets; the possibility of defaults under CNF’s $385 million credit agreement and other debt instruments, including defaults resulting from additional unusual charges or from any costs or expenses that CNF may incur in connection with CFC’s bankruptcy proceedings or any claims that may be asserted by CFC’s multi-employer pension plans, and the possibility that CNF may be required to repay certain indebtedness in the event that the ratings assigned to its long-term senior debt by credit rating agencies are reduced; labor matters, including the grievance by furloughed pilots and crew members, renegotiations of labor contracts, labor organizing activities, work stoppages or strikes; enforcement of and changes in governmental regulations, including the effects of new regulations issued by the Department of Homeland Security; environmental and tax matters; the February 2000 crash of an EWA aircraft and related litigation; and matters relating to CNF’s 1996 spin-off of CFC, including the possibility that CFC’s multi-employer pension plans may assert claims against CNF, that CNF may be required to make periodic cash payments while those claims are pending, and that CNF may not prevail in those proceedings and may not have the financial resources necessary to satisfy amounts payable to those plans, and matters relating to CNF’s defined benefit pension plans. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows, or results of operations. See Note 15, “Commitments and Contingencies” in Item 8, “Financial Statements and Supplementary Data.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CNF Inc.

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2003	2002
Assets
Current Assets
Cash and cash equivalents	$321,460	$270,404
Trade accounts receivable, net (Note 1)	769,707	716,037
Other accounts receivable	68,595	129,535
Operating supplies, at lower of average cost or market	14,333	19,612
Prepaid expenses	53,144	43,885
Deferred income taxes (Note 8)	89,440	89,015

Total Current Assets	1,316,679	1,268,488

Property, Plant, and Equipment, at cost
Land	159,645	162,767
Buildings and leasehold improvements	792,289	769,536
Revenue equipment	652,818	609,631
Other equipment	373,034	377,110

	1,977,786	1,919,044
Accumulated depreciation and amortization	(980,331)	(903,690)

Net Property and Equipment	997,455	1,015,354

Other Assets
Deferred charges and other assets (Note 4)	126,458	133,411
Capitalized software, net	68,589	75,674
Goodwill, net (Note 1)	240,671	240,593
Deferred income taxes (Note 8)	—	6,241

	435,718	455,919

Total Assets	$2,749,852	$2,739,761

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CNF Inc.

Consolidated Balance Sheets

	December 31,
(Dollars in thousands except per share data)	2003	2002
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$354,922	$356,605
Accrued liabilities (Notes 2 and 5)	314,543	334,758
Accrued claims costs (Note 1)	120,730	141,632
Accrued aircraft leases and return provision (Note 3)	5,170	27,770
Current maturities of long-term debt and capital leases (Notes 6 and 7)	14,230	12,289

Total current liabilities	809,595	873,054
Long-Term Liabilities
Long-term debt and guarantees (Note 6)	426,115	447,234
Long-term obligations under capital leases (Note 7)	110,199	110,376
Accrued claims costs (Note 1)	114,793	128,447
Employee benefits (Note 12)	269,318	294,541
Other liabilities and deferred credits	38,149	37,941
Deferred income taxes (Note 8)	37,875	—
Accrued aircraft leases and return provision (Note 3)	—	5,170

Total Liabilities	1,806,044	1,896,763

Commitments and Contingencies (Notes 6, 7 and 15)
Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Convertible Debentures of the Company (Note 9)	125,000	125,000
Shareholders’ Equity (Note 11)
Preferred stock, no par value; authorized 5,000,000 shares:
Series B, 8.5% cumulative, convertible, $.01 stated value; designated 1,100,000 shares; issued 763,674 and 784,007 shares, respectively	8	8
Additional paid-in capital, preferred stock	116,147	119,239
Deferred compensation, Thrift and Stock Plan (Note 13)	(57,687)	(65,723)

Total Preferred Shareholders’ Equity	58,468	53,524

Common stock, $.625 par value; authorized 100,000,000 shares; issued 56,436,981 and 56,046,790 shares, respectively	35,273	35,029
Additional paid-in capital, common stock	356,700	345,054
Retained earnings	570,751	506,816
Deferred compensation, restricted stock (Note 14)	(6,188)	(3,710)
Cost of repurchased common stock (6,459,732 and 6,563,868 shares, respectively)	(159,273)	(161,841)

	797,263	721,348
Accumulated Other Comprehensive Loss (Note 11)	(36,923)	(56,874)

Total Common Shareholders’ Equity	760,340	664,474

Total Shareholders’ Equity	818,808	717,998

Total Liabilities and Shareholders’ Equity	$2,749,852	$2,739,761

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CNF Inc.

Statements of Consolidated Operations

	Years ended December 31,
(Dollars in thousands except per share data)	2003	2002	2001
Revenues	$5,104,332	$4,762,119	$4,862,731

Costs and Expenses
Operating expenses	4,275,689	3,979,137	4,224,023
Selling, general and administrative expenses	496,784	461,807	481,916
Depreciation	132,622	139,355	165,202
Restructuring charges (Note 3)	7,800	—	652,241

	4,912,895	4,580,299	5,523,382

Operating Income (Loss)	191,437	181,820	(660,651)

Other Income (Expense)
Investment income	2,527	5,557	3,981
Interest expense	(30,071)	(23,558)	(27,992)
Dividend requirement on preferred securities of subsidiary trust (Note 9)	(6,250)	(6,250)	(6,250)
Miscellaneous, net (Note 1)	(1,627)	(11,325)	(5,021)

	(35,421)	(35,576)	(35,282)

Income (Loss) from Continuing Operations Before Income Tax (Provision) Benefit	156,016	146,244	(695,933)
Income tax (provision) benefit (Note 8)	(63,992)	(32,035)	262,367

Income (Loss) from Continuing Operations	92,024	114,209	(433,566)

Gain (Loss) from discontinuance, net of tax (Note 2)	—	(12,398)	38,975

Net Income (Loss)	92,024	101,811	(394,591)
Preferred stock dividends	8,239	8,250	8,283

Net Income (Loss) Applicable to Common Shareholders	$83,785	$93,561	$(402,874)

Weighted-Average Common Shares Outstanding (Note 1)
Basic	49,537,945	49,139,134	48,752,480
Diluted	56,725,667	56,655,570	48,752,480
Earnings (Loss) Per Common Share (Note 1)
Basic
Net income (loss) from continuing operations	$1.69	$2.16	$(9.06)
Gain (Loss) from discontinuance, net of tax	—	(0.26)	0.80

Net Income (Loss) Applicable to Common Shareholders	$1.69	$1.90	$(8.26)

Diluted
Net income (loss) from continuing operations	$1.57	$1.96	$(9.06)
Gain (Loss) from discontinuance, net of tax	—	(0.22)	0.80

Net Income (Loss) Applicable to Common Shareholders	$1.57	$1.74	$(8.26)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CNF Inc.

Statements of Consolidated Cash Flows

	Years ended December 31,
(Dollars in thousands)	2003	2002	2001
Cash and Cash Equivalents, Beginning of Year	$270,404	$400,763	$104,515

Operating Activities
Net income (loss)	92,024	101,811	(394,591)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations, net of tax	—	12,398	(38,975)
Restructuring charges	7,800	—	652,241
Loss from the business failure of a customer	—	—	47,454
Depreciation and amortization, net of accretion	149,380	159,080	195,397
Increase (Decrease) in deferred income taxes	35,096	105,313	(209,947)
Amortization of deferred compensation	9,376	8,607	7,402
Provision for uncollectible accounts	14,505	17,817	17,435
Equity in (earnings) losses of joint venture	(20,718)	(18,188)	9,415
Loss (Gain) on sales of property and equipment, net	(1,591)	(11,348)	4,636
Loss from equity ventures	3,705	4,585	5,251
Changes in assets and liabilities:
Receivables	(39,473)	(55,873)	134,265
Prepaid expenses	(9,259)	3,063	353
Unamortized aircraft maintenance	—	—	12,776
Accounts payable	(1,563)	18,025	(81,963)
Accrued incentive compensation	(36,682)	52,190	(24,187)
Accrued liabilities, excluding accrued incentive compensation	20,011	(26,250)	(51,141)
Accrued claims costs	(34,556)	(475)	30,005
Income taxes	36,864	(82,365)	(59,787)
Employee benefits	(7,838)	(27,033)	21,763
Accrued aircraft leases and return provision	(26,269)	(302,630)	(8,333)
Deferred charges and credits	20,616	36,236	57,527
Other	11,185	9,823	(19,633)

Net Cash Provided by Operating Activities	222,613	4,786	307,363

Investing Activities
Capital expenditures	(137,378)	(84,838)	(192,125)
Software expenditures	(12,730)	(14,281)	(15,668)
Proceeds from sales of property and equipment, net	18,782	14,614	13,833

Net Cash Used in Investing Activities	(131,326)	(84,505)	(193,960)

Financing Activities
Net repayment of long-term debt, guarantees and capital leases	(14,944)	(30,994)	(7,625)
Proceeds from exercise of stock options	6,389	6,948	3,210
Payments of common dividends	(19,850)	(19,663)	(19,522)
Payments of preferred dividends	(10,192)	(10,484)	(10,709)

Net Cash Used in Financing Activities	(38,597)	(54,193)	(34,646)

Net Cash Provided by (Used in) Continuing Operations	52,690	(133,912)	78,757

Net Cash Provided by (Used in) Discontinued Operations	(1,634)	3,553	217,491

Increase (Decrease) in Cash and Cash Equivalents	51,056	(130,359)	296,248

Cash and Cash Equivalents, End of Year	$321,460	$270,404	$400,763

Supplemental Disclosure
Cash Paid (Refunded) for income taxes, net	$(14,548)	$(3,779)	$13,555

Cash Paid for interest, net of amounts capitalized	$29,179	$23,552	$28,908

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CNF Inc.

Statements of Consolidated Shareholders Equity

	Preferred Stock Series B		Common Stock		Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Cost of Repurchased Common Stock	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
(Dollars in thousands except per share data)	Number of Shares	Amount	Number of Shares	Amount
Balance, December 31, 2000	824,902	$8	55,426,605	$34,642	$456,741	$(82,025)	$855,314	$(166,939)	$(35,819)
Net loss	—	—	—	—	—	—	(394,591)	—	—	$(394,591)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(5,404)	(5,404)
Cumulative effect of accounting change (Note 9)									3,005	3,005
Change in fair value of cash flow hedges									(4,548)	(4,548)
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	(2,658)	(2,658)
Comprehensive loss	—	—	—	—	—	—	—	—	—	$(404,196)

Exercise of stock options including tax benefits of $930	—	—	178,377	111	4,028	—	—	—	—
Issuance of restricted stock, net of forfeitures	—	—	(45,073)	(28)	(3,662)	3,690	—	—	—
Issuance of employee stock awards	—	—	—	—	6	—	—	19	—
Recognition of deferred compensation	—	—	—	—	—	4,002	—	—	—
Repurchased common stock issued for conversion of preferred stock	(19,007)	—	—	—	(2,479)	—	—	2,479	—
Common dividends declared ($.40 per share)	—	—	—	—	—	—	(19,522)	—	—
Series B, Preferred dividends ($12.93 per share) net of tax benefits of $2,323	—	—	—	—	—	—	(8,283)	—	—

Balance, December 31, 2002	805,895	8	55,559,909	34,725	454,634	(74,333)	432,918	(164,441)	(45,424)
Net income	—	—	—	—	—	—	101,811	—	—	$101,811
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	6,934	6,934
Change in fair value of cash flow hedges									1,149	1,149
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	(19,533)	(19,533)
Comprehensive income	—	—	—	—	—	—	—	—	—	$90,361

Exercise of stock options including tax benefits of $1,884	—	—	377,789	237	8,595	—	—	—	—
Issuance of restricted stock, net of forfeitures	—	—	109,092	67	3,640	(3,707)	—	—	—
Issuance of employee stock awards	—	—	—	—	7	—	—	17	—
Recognition of deferred compensation	—	—	—	—	—	8,607	—	—	—
Repurchased common stock issued for conversion of preferred stock	(21,888)	—	—	—	(2,583)	—	—	2,583	—
Common dividends declared ($.40 per share)	—	—	—	—	—	—	(19,663)	—	—
Series B, Preferred dividends ($12.93 per share) net of tax benefits of $2,081	—	—	—	—	—	—	(8,250)	—	—

Balance, December 31, 2002	784,007	8	56,046,790	35,029	464,293	(69,433)	506,816	(161,841)	(56,874)
Net income	—	—	—	—	—	—	92,024	—	—	$92,024
Other comprehensive income:
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	—	—	2,044	2,044
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	6,509	6,509
Change in fair value of cash flow hedges	—	—	—	—	—	—	—	—	394	394
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	11,004	11,004
Comprehensive income	—	—	—	—	—	—	—	—	—	$111,975

Exercise of stock options including tax benefits of $1,120	—	—	276,206	172	7,336	—	—	—	—
Issuance of restricted stock, net of forfeitures	—	—	113,985	72	3,746	(3,818)	—	—	—
Issuance of employee stock awards	—	—	—	—	6	—	—	34	—
Recognition of deferred compensation	—	—	—	—	—	9,376	—	—	—
Repurchased common stock issued for conversion of preferred stock	(20,333)	—	—	—	(2,534)	—	—	2,534	—
Common dividends declared ($.40 per share)	—	—	—	—	—	—	(19,850)	—	—
Series B, Preferred dividends ($12.93 per share) net of tax benefits of $1,833	—	—	—	—	—	—	(8,239)	—	—

Balance, December 31, 2003	763,674	$8	56,436,981	$35,273	$472,847	$(63,875)	$570,751	$(159,273)	$(36,923)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CNF Inc.

Notes to Consolidated Financial Statements

1. Principal Accounting Policies

Basis of Presentation and Principles of Consolidation: The consolidated financial statements include the accounts of CNF Inc. and its subsidiaries (“CNF”).

Organization: CNF Inc. and its subsidiaries provide supply chain management services for business-to-business shipments by land, air and sea throughout the world.

CNF’s principal businesses consist of Con-Way Transportation Services (“Con-Way”) and Menlo Worldwide. However, for financial reporting purposes, CNF is divided into five reporting segments. The operating results of Con-Way are reported as one reporting segment while Menlo Worldwide is divided into three reporting segments: Menlo Worldwide Forwarding (“Forwarding”), Menlo Worldwide Logistics (“Logistics”), and Menlo Worldwide Other. Also, certain corporate activities and the results of Road Systems, a trailer manufacturer, are reported in the separate CNF Other reporting segment.

Con-Way provides next-day, second-day and transcontinental freight trucking throughout the U.S., Canada, Puerto Rico and Mexico, as well as expedited transportation, air freight forwarding, contract logistics and warehousing, and truckload brokerage services.

The Menlo Worldwide group of businesses, which was formed effective in 2002, includes the combined operating results of Forwarding, Logistics and the Menlo Worldwide Other reporting segments. Forwarding provides time-definite domestic and international air freight and ocean forwarding services, customs brokerage, and other trade services. Logistics develops integrated contract logistics solutions, including the management of complex distribution networks and supply chain engineering and consulting. The Menlo Worldwide Other reporting segment includes the operating results of Vector SCM (“Vector”), a joint venture with General Motors (“GM”) that serves as the lead logistics manager for GM.

The CNF Other reporting segment includes the operating results of Road Systems, a trailer manufacturer, and certain CNF corporate activities.

For further discussion of CNF’s discontinued operations, including the terminated Priority Mail contract with the U.S. Postal Service (“USPS”) and matters relating to the 1996 spin-off of Consolidated Freightways Corporation (“CFC”), refer to Note 2, “Discontinued Operations.”

Estimates: Management makes estimates and assumptions when preparing the financial statements in conformity with accounting principles generally accepted in the United States. These estimates and assumptions affect the amounts reported in the accompanying financial statements and notes thereto. Actual results could differ from those estimates.

Recognition of Revenues: CNF recognizes revenue when services have been performed, persuasive evidence of an arrangement exists, the revenue amount is fixed or determinable and collectibility is probable. CNF recognizes the allocation of freight transportation revenue between reporting periods based on relative transit time in each reporting period with expenses recognized as incurred. Revenue from contracts is recognized in accordance with contractual terms as services are provided.

Cash Equivalents: Short-term interest-bearing instruments with maturities of three months or less at the date of purchase (including investments in municipal bonds, auction rate securities, commercial paper, and other money market instruments of $283,491,000 and $208,000,000 at December 31, 2003 and 2002, respectively) are considered cash equivalents.

CNF Inc.

Notes to Consolidated Financial Statements—(Continued)

Trade Accounts Receivable, Net: Trade accounts receivable are net of allowances of $22,688,000 and $22,402,000 at December 31, 2003 and 2002, respectively.

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

Expenditures for equipment maintenance and repairs are charged to operating expenses as incurred; betterments are capitalized. Gains (losses) on sales of equipment and property are recorded in operating expenses.

Capitalized Software: Capitalized software, net, consists of costs to purchase and develop internal-use software. Amortization of capitalized software is computed on an item-by-item basis over a period of 3 to 10 years, depending on the estimated useful life of the software. Amortization expense related to capitalized software was $19,815,000 in 2003, $18,498,000 in 2002, and $19,098,000 in 2001. Accumulated amortization at December 31, 2003 and 2002 was $82,574,000 and $70,471,000, respectively.

Goodwill and Other Intangible Assets: Effective January 1, 2002, CNF adopted SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 specifies that goodwill and indefinite-lived intangible assets will not be amortized but instead will be subject to an annual impairment test. CNF utilizes a third-party independent valuation consultant to perform a goodwill impairment test on an annual basis in the fourth quarter and between annual tests in certain circumstances. Based on an impairment test as of December 31, 2003, CNF was not required to record a charge for goodwill impairment. In accordance with the provisions of SFAS 142, CNF ceased goodwill amortization associated with the Forwarding reporting segment. Prior to adoption of SFAS 142, Forwarding amortized goodwill of $10.2 million in 2001. The following table indicates the impact on net income (loss) and earnings (loss) per share if the non-amortization provisions of SFAS 142 had been applied beginning January 1, 2001.

	Years ended December 31,
(Dollars in thousands except per share data)	2003	2002	2001
Net income (loss) from continuing operations, as reported	$83,785	$105,959	$(441,849)
Add back:
Goodwill amortization, net of tax	—	—	6,361

Adjusted net income (loss) from continuing operations	$83,785	$105,959	$(435,488)

Earnings (loss) per share from continuing operations:
Basic:
As reported	$1.69	$2.16	$(9.06)

Adjusted	$1.69	$2.16	$(8.93)

Diluted:
As reported	$1.57	$1.96	$(9.06)

Adjusted	$1.57	$1.96	$(8.93)

Impairment of Long-Lived Assets: CNF reviews long-lived assets and certain identifiable intangibles for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result

CNF Inc.

Notes to Consolidated Financial Statements—(Continued)

from the use of the asset and its eventual disposition are less than its carrying amount. If the asset is not considered recoverable, an amount equal to the excess of the carrying amount over the estimated fair value will be charged against the asset with a corresponding expense to the income statement. See Note 3, “Restructuring Plans” for information concerning impairment charges recognized in 2001.

Income Taxes: CNF follows the liability method of accounting for income taxes.

Accrued Claims Costs: CNF provides for the undiscounted costs of self-insured medical, casualty, liability, vehicular, cargo and workers’ compensation claims. Such costs are estimated each year based on historical claims and unfiled claims relating to operations conducted through December 31. The actual costs may vary from estimates based on trends of losses for filed claims and claims estimated to be incurred but not filed. The long-term portion of accrued claims costs relate primarily to workers’ compensation and vehicular claims that are estimated to be payable over several years.

CNF participates in a reinsurance pool to reinsure mostly workers’ compensation and vehicular liabilities. Each participant in the pool cedes losses to the pool and assumes an equivalent amount of losses. Reinsurance does not relieve CNF of its liabilities under the original policy. However, in the opinion of management, potential exposure to CNF for non-payment is minimal.

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

Earnings (Loss) Per Share (EPS): Basic EPS for continuing operations is computed by dividing reported net income (loss) from continuing operations (after preferred stock dividends) by the weighted-average common shares outstanding. The calculation of diluted EPS for continuing operations is calculated as follows:

	Years ended December 31,
(Dollars in thousands except per share data)	2003	2002	2001
Earnings (Loss):
Net income (loss) from continuing operations	$83,785	$105,959	$(441,849)
Add-backs:
Dividends on preferred stock, net of replacement Funding	1,379	1,334	—
Dividends on preferred securities of subsidiary trust, net of tax	3,816	3,816	—

	$88,980	$111,109	$(441,849)

Shares
Weighted-average shares outstanding	49,537,945	49,139,134	48,752,480
Stock options	467,340	700,331	—
Series B preferred stock	3,595,382	3,691,105	—
Preferred securities of subsidiary trust	3,125,000	3,125,000	—

	56,725,667	56,655,570	48,752,480

Diluted earnings (loss) per share from continuing Operations	$1.57	$1.96	$(9.06)

CNF Inc.

Notes to Consolidated Financial Statements—(Continued)

For the year ended December 31, 2001, convertible securities and stock options were anti-dilutive. As a result, the assumed shares and related add-back to net loss from continuing operations under the if-converted method have been excluded from the calculation of diluted EPS. If the securities had been dilutive, the assumed shares under the if-converted method would have been as follows: stock options – 461,040 shares, series B preferred stock – 3,794,159, preferred securities of subsidiary trust – 3,125,000 shares.

Stock-Based Compensation: As described in Note 14, “Stock-Based Compensation,” officers and non-employee directors have been granted options under CNF’s stock option plans to purchase common stock of CNF at prices equal to the market value of the stock on the date of grant. CNF accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense is recognized for fixed-option plans because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the dates of grant.

The following table sets forth the effect on net income (loss) and earnings (loss) per share from continuing operations (after preferred stock dividends) if CNF had applied the fair-value based method and recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based compensation:

	Years ended December 31,
(Dollars in thousands, except per share data)	2003	2002	2001
Net income (loss) from continuing operations, as reported	$83,785	$105,959	$(441,849)
Additional compensation cost, net of tax, that would have been included in net income if the fair-value method had been applied	(9,312)	(8,473)	(9,368)

Adjusted net income (loss) from continuing operations as if the fair-value method had been applied	$74,473	$97,486	$(451,217)

Earnings (loss) per share from continuing operations:
Basic:
As reported	$1.69	$2.16	$(9.06)

Adjusted	$1.50	$1.98	$(9.26)

Diluted:
As reported	$1.57	$1.96	$(9.06)

Adjusted	$1.40	$1.81	$(9.26)

These effects of applying SFAS 123 may not be indicative of future amounts.

Derivative Instruments and Hedging Activities: CNF adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” effective January 1, 2001. The $3.0 million after-tax gain representing the cumulative effect of adopting the new accounting standard decreased Accumulated Other Comprehensive Loss, as more fully discussed in Note 10, “Derivative Instruments and Hedging Activities.”

Equity-Method Investments: As discussed more fully in Note 4, “Investment in Unconsolidated Joint Venture,” Menlo Worldwide, LLC owns a majority equity interest in Vector, a joint venture with GM that is accounted for as an equity-method investment. In addition, CNF provided venture capital funding, primarily in 2001 and 2000, to various companies focused on developing technology-based solutions in the transportation industry. CNF’s investment in these companies, which are accounted for as cost and equity-method investments,

CNF Inc.

Notes to Consolidated Financial Statements—(Continued)

were written down in 2003, 2002 and 2001 and reported as non-operating losses in Miscellaneous, Net in the Consolidated Statements of Operations. At December 31, 2003, CNF’s remaining net investment in these ventures was $1.7 million.

New Accounting Standards: In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities: an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires that all special-purpose entities be designated as either a voting-interest entity or a variable-interest entity (“VIE”). A VIE is an entity for which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the VIE to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary if it does not effectively disperse risks among parties involved. The primary beneficiary of a VIE is the party that absorbs a majority of the VIE’s expected losses or receives a majority of its expected residual returns.

The implementation of FIN 46 was required for periods beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date for applying FIN 46 to VIEs created before February 1, 2003 until the end of the first interim period ending after December 15, 2003. In December 2003, the FASB revised FIN 46 (“FIN 46R”) to incorporate certain revisions, including the requirement to disregard certain rights in determining whether an entity is the primary beneficiary in a VIE. Under FIN 46R, CNF is not the primary beneficiary of a subsidiary trust that has $125.0 million of Term Convertible Securities (“TECONS”) outstanding at December 31, 2003. As a result, CNF will be required to deconsolidate the TECONS, which were issued in June 1997 and are currently reported on CNF’s Consolidated Balance Sheets as Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Convertible Debentures of the Company. In the quarter ending March 31, 2004, CNF will report $128.9 million of its convertible subordinated debentures held by the subsidiary trust as long-term debt and will also report its $3.9 million equity ownership in the subsidiary trust as an investment.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes classification standards for financial instruments with characteristics of liabilities, equity, or both. CNF adopted SFAS 150 effective July 1, 2003 with no impact.

Reclassification: Certain amounts in prior years’ financial statements have been reclassified to conform to the current-year presentation.

2. Discontinued Operations

Priority Mail Contract: As a result of the termination of the Priority Mail contract described below, the results of operations, and cash flows of the Priority Mail operations have been segregated and classified as discontinued operations. On November 3, 2000, Emery Worldwide Airlines (“EWA”) and the U.S. Postal Service (“USPS”) announced an agreement (the “Termination Agreement”) to terminate their contract for the transportation and sortation of Priority Mail (the “Priority Mail contract”). As described below, all claims relating to amounts owed to EWA under the Priority Mail contract were fully settled in connection with payments from the USPS to EWA in 2002 and 2001.

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

CNF Inc.

Notes to Consolidated Financial Statements—(Continued)

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

After EWA filed a claim for redetermined higher prices in the third quarter of 1999 and until termination of the Priority Mail contract on January 7, 2001, EWA recorded revenue only in amounts up to the costs incurred. EWA reported Priority Mail revenue of $10.2 million in 2001.

Net current liabilities of the discontinued Priority Mail operations of $1.6 million and $3.2 million at December 31, 2003 and 2002, respectively, were included in Accrued Liabilities in the Consolidated Balance Sheets.

Spin-Off of CFC: On December 2, 1996, CNF completed the spin-off of Consolidated Freightways Corporation (“CFC”) to CNF’s shareholders. CNF recognized 2002 third-quarter and fourth-quarter losses from discontinuance of $13.0 million (net of $8.3 million of income taxes) and $2.3 million (net of $1.4 million of income taxes), respectively, in connection with the bankruptcy of CFC in September 2002. For further detailed discussion of this matter, see Note 15, “Commitments and Contingencies,” and Item 7, “Management’s Discussion and Analysis – Liquidity and Capital Resources – Discontinued Operations – Spin-Off of CFC.”

3. Restructuring Plans

2001 Restructuring Plan: In June 2001, Forwarding began an operational restructuring to align it with management’s estimates of future business prospects for domestic heavy air freight and to address changes in market conditions, which deteriorated due primarily to a slowing domestic economy and loss of EWA’s contracts with the USPS to transport Express Mail and Priority Mail. The $340.5 million second-quarter restructuring charge in 2001 consisted primarily of non-cash impairment charges of $278.0 million and $62.5 million of estimated future cash expenditures related primarily to the return to lessors of certain aircraft leased to EWA. Based on issues identified during inspections conducted by the Federal Aviation Administration (“FAA”), on August 13, 2001, EWA was required to suspend its air carrier operations as part of an interim settlement agreement with the FAA. As a result, EWA furloughed approximately 400 pilots and crew members and Forwarding made arrangements to continue its service to customers by utilizing aircraft operated by several other air carriers. Primarily in response to the FAA action and a worsening global economic downturn, Forwarding re-evaluated its restructuring plan. On December 5, 2001, CNF announced that Forwarding (formerly known as “Emery” or “Emery Forwarding”) in 2002 would become part of CNF’s new Menlo Worldwide group of supply chain services providers and in North America would utilize aircraft operated by other air carriers instead of EWA operating its own fleet of aircraft, and that EWA would permanently cease air carrier operations. In connection with the revised restructuring plan, in the fourth quarter of 2001 Forwarding recognized additional restructuring charges of $311.7 million, including $305.6 million for the planned disposal of leased aircraft, cessation of EWA’s remaining operations, and other costs, and $6.1 million for employee separation costs for 157 of EWA’s non-pilot employees.

In connection with CNF’s announcement of the cessation of EWA’s air carrier operations on December 5, 2001, EWA terminated the employment of all of its pilots and crew members, bringing the total number of

CNF Inc.

Notes to Consolidated Financial Statements—(Continued)

terminated employees in 2001 to 800. Those pilots and crew members are represented by the Air Line Pilots Association (“ALPA”) union under a collective bargaining agreement. Subsequently, ALPA filed a grievance on behalf of the pilots and crew members protesting the cessation of EWA’s air carrier operations and Forwarding’s use of other air carriers. The ALPA matters are subject to binding arbitration. Based on CNF’s current evaluation, management believes that it has provided for its estimated exposure related to the ALPA matters. However, CNF cannot predict with certainty the ultimate outcome of these matters.

Following the fourth-quarter restructuring charge in 2001, Forwarding’s cash flows have reflected the cost of having other air carriers provide service to Forwarding’s North American customers as well as lease payments and other costs associated with Forwarding’s restructuring plan; however, Forwarding’s operating expenses have reflected the cost of aircraft operated by other carriers but have not included scheduled rental payments and return costs or other restructuring-related payments, as these expenses were accrued in connection with the restructuring charges.

Forwarding’s restructuring reserves for aircraft and other costs declined to $34.8 million at December 31, 2003 from $67.7 million at December 31, 2002 due primarily to aircraft lease payments and return costs. None of the 37 aircraft that were grounded in connection with Forwarding’s restructuring plan remained under lease as of December 31, 2003. Restructuring reserves at December 31, 2003 consisted primarily of CNF’s estimated exposure related to labor matters in arbitration, as described above, as well as other estimated remaining restructuring-related obligations.

The following table sets forth the cumulative activity related to Forwarding’s 2001 restructuring plan:

(Dollars in millions)	Total Charges	Cash Payments	Charged Against Assets	Reserves at December 31, 2003
Employee separations	$6.1	$(5.9)	$—	$0.2
Asset impairments	278.0	—	(278.0)	—
Aircraft and other costs	368.1	(333.5)	—	34.6

	$652.2	$(339.4)	$(278.0)	$34.8

2003 Restructuring Plan: In response to continued declines in North American air freight revenue, Forwarding continued restructuring its operations in the fourth quarter of 2003, primarily to reduce the costs of its North American freight service center network. Under the restructuring plan, Forwarding closed nine service centers located in markets for which the transportation of shipments between service centers and customers could be served more cost effectively by cartage agents. In connection with the restructuring plan, Forwarding recognized a $7.8 million charge, primarily for the accrual of future lease payments on closed facilities and employee termination costs. In connection with the 2003 restructuring plan, Forwarding made cash payments in 2003 of $1.2 million for employee separation costs.

4. Investment in Unconsolidated Joint Venture

Vector SCM (“Vector”) is a joint venture formed with General Motors (“GM”) in December 2000 for the purpose of providing logistics management services on a global basis for GM, and ultimately for customers in addition to GM. Although Menlo Worldwide, LLC (“MW”) owns a majority interest in Vector, MW’s portion of Vector’s operating results are reported in the Menlo Worldwide Other reporting segment as an equity-method investment based on GM’s ability to control certain operating decisions. Vector is organized as a limited liability company that has elected to be taxed as a partnership. Therefore, the joint venture partners are responsible for

CNF Inc.

Notes to Consolidated Financial Statements—(Continued)

income taxes applicable to their share of Vector’s taxable income. MW’s portion of Vector’s net income, which is reported as a reduction of operating expenses in the accompanying Statements of Consolidated Operations, does not include any provision for income taxes that will be incurred by CNF. MW’s undistributed earnings from Vector at December 31, 2003, before provision for CNF’s related parent income taxes, was $22.6 million, which reflects a $6.3 million dividend declaration in the fourth quarter of 2003.

Vector participates in CNF’s centralized cash management system, and, consequently, Vector’s domestic trade accounts payable are paid by CNF and settled through Vector’s affiliate accounts with CNF. In addition, excess cash balances in Vector’s bank accounts, if any, are invested by CNF and settled through affiliate accounts. As a result of Vector’s excess cash invested by CNF, Vector’s affiliate receivable from CNF as of December 31, 2003 was $16.0 million, which earned interest income based on a rate earned by CNF’s cash-equivalent investments.

As required by the Vector Agreements, CNF provides Vector with a $20 million line of credit for Vector’s working capital and capital expenditure requirements. Under the credit facility, which matures on December 13, 2005, Vector may obtain loans with an annual interest rate based on the rate CNF pays under its $385 million revolving credit facility. CNF provides a portion of its $20 million credit commitment to Vector through CNF’s guarantee of $7.5 million of uncommitted local currency overdraft facilities available to Vector by international banks.

At December 31, 2003, $5.8 million was outstanding under Vector’s uncommitted local currency overdraft facilities and no borrowings were directly payable to CNF. At December 31, 2002, Vector owed $2.5 million under the uncommitted local currency overdraft facilities and owed $2.4 million to CNF under the line of credit with CNF.

CNF’s capital transactions with Vector, including cash advances to and from Vector under CNF’s centralized cash management system and credit facility described above, are reported as adjustments to MW’s investment in Vector in Deferred Charges and Other Assets in CNF’s Consolidated Balance Sheets.

5. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
(Dollars in thousands)	2003	2002
Holiday and vacation pay	$74,938	$69,035
Wages and salaries	38,050	33,012
Taxes other than income taxes	27,573	29,371
Incentive compensation	25,527	62,209
Estimated revenue adjustments	18,036	19,345
Accrued interest	5,770	5,119
Net current liabilities of discontinued operations (Note 2)	1,581	3,215
Other accrued liabilities	123,068	113,452

Total accrued liabilities	$314,543	$334,758

CNF Inc.

Notes to Consolidated Financial Statements—(Continued)

6. Debt and Other Financing Arrangements

Long-term debt and guarantees consisted of the following:

	December 31,
(Dollars in thousands)	2003	2002
Mortgage note payable, 3.50%, due 2004 (interest payable annually)	$2,034	$4,068
Mortgage note payable, 7.63%, due 2008 (interest payable monthly)	2,147	—
7.35% Notes due 2005 (interest payable semi-annually)	100,000	100,000
TASP Notes guaranteed, 6.00% to 8.54%, due through 2009 (interest payable semi-annually)	101,700	111,800
8 7/8% Notes due 2010 (interest payable semi-annually), net of discount and including fair market value adjustment	234,289	238,700
Industrial Revenue Bonds due 2014 (interest payable quarterly at a floating rate of 3.10% at December 31, 2002)	—	4,800

	440,170	459,368
Less current maturities	(14,055)	(12,134)

Total long-term debt and guarantees	$426,115	$447,234

Revolving Credit Facility: CNF has a $385 million revolving credit facility that matures on July 3, 2006. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to $385 million. At December 31, 2003 and 2002, no borrowings were outstanding under the facility and, at December 31, 2003, $257.0 million of letters of credit were outstanding, leaving $128.0 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions to borrowing. Of the total letters of credit outstanding at December 31, 2003, including other uncommitted credit facilities described below, $254.6 million provided collateral for CNF workers’ compensation and vehicular self-insurance programs. Borrowings under the agreement bear interest at a rate based upon specified indices plus a margin dependent on CNF’s credit rating. The credit facility fee ranges from 0.125% to 0.375% applied to the total facility of $385 million based on CNF’s current credit ratings.

The credit agreement contains various restrictive covenants, including a limitation on the incurrence of additional indebtedness and the requirement for specified levels of consolidated net worth and fixed-charge coverage. In August 2003, CNF’s $385 million revolving credit facility was amended to exclude the effect of certain items from the calculation of financial covenants. Under the amendment, the requirements for specified levels of consolidated net worth, fixed-charge coverage and the ratio of consolidated debt to net worth were amended to exclude any effect of goodwill impairment charges and minimum pension liability adjustments. In January 2004, the credit agreement was further amended, primarily to remove a provision that would require CNF to pledge assets as collateral to secure borrowings and other amounts due under the revolving credit facility in the event that CNF’s senior unsecured long-term debt securities are rated at less than investment grade by Standard & Poors and Moody’s.

Other Uncommitted Credit Facilities: CNF had other uncommitted unsecured credit facilities totaling $99.3 million at December 31, 2003, which are available to support letters of credit, bank guarantees, and overdraft facilities; at that date, a total of $85.6 million of letters of credit was outstanding under these facilities.

Thrift and Stock Plan Notes: CNF guarantees the notes issued by CNF’s Thrift and Stock Plan (“TASP”). As of December 31, 2003, there was $39.7 million aggregate principal amount of Series A TASP notes outstanding, bearing interest at an annual rate of 6.00% and maturing on January 1, 2006, and $62.0 million

CNF Inc.

Notes to Consolidated Financial Statements—(Continued)

aggregate principal amount of Series B TASP notes outstanding, bearing interest at an annual rate of 8.54% and maturing on January 1, 2009. The Series A notes contain financial covenants that require CNF to maintain minimum amounts of net worth and fixed-charge coverage. In August 2003, the Series A notes were amended to exclude any effect of goodwill impairment charges and minimum pension liability adjustments on the requirement for specified levels of consolidated net worth and fixed-charge coverage. Holders of the Series B notes issued by CNF’s TASP have the right to require CNF to repurchase those notes if, among other things, both Moody’s and Standard & Poor’s have publicly rated CNF’s long-term senior debt at less than investment grade unless, within 45 days, CNF shall have obtained, through a guarantee, letter of credit or other permitted credit enhancement or otherwise, a credit rating for such notes of at least “A” from Moody’s or Standard & Poor’s (or another nationally recognized rating agency selected by the holders of such notes) and shall maintain a rating on such notes of “A” or better thereafter. As a result, any further decrease in CNF’s long-term senior debt ratings by both of these credit rating agencies would give the holders of TASP notes the right to require CNF to repurchase those notes unless CNF was able to obtain appropriate credit enhancement as described above, and there can be no assurance that CNF would be able to do so. The occurrence of any event or condition requiring CNF to repay these TASP notes could likely have a material adverse effect on CNF’s financial condition and cash flows.

8 7/8% Notes Due 2010: The $200 million aggregate principal amount of 8 7/8% Notes contain certain covenants limiting the incurrence of additional liens. Prior to their termination in December 2002, CNF had designated four interest rate swap derivatives as fair value hedges to mitigate the effects of interest rate volatility on the fair value of CNF’s 8 7/8% Notes. At their termination in December 2002, the $39.8 million estimated fair value of these fair value hedges was offset by an equal increase to the carrying amount of the hedged fixed-rate long-term debt. Consistent with SFAS 133, the $39.8 million cumulative adjustment of the carrying amount of the 8 7/8% Notes will be accreted to future earnings at the effective interest rate until the debt is extinguished, at which time any unamortized fair-value adjustment would be fully recognized in earnings. Absent the terminated fair value hedges, the 8 7/8% Notes will cease to be adjusted for fluctuations in fair value attributable to changes in interest rate risk.

Other: The 7.35% Notes due in 2005 contain certain covenants limiting the incurrence of additional liens.

Con-Way acquired real property in 2003 and 2002 in part by assuming a note payable due in 2008 and a note payable due in 2004, respectively. The note due in 2004 is secured with real property.

CNF’s consolidated interest expense as presented on the Statements of Consolidated Operations is net of capitalized interest of $241,000 in 2003, $455,000 in 2002, and $864,000 in 2001. The aggregate annual maturities and sinking fund requirements of Long-Term Debt and Guarantees for the next five years ending December 31 are $14,055,000 in 2004, $112,700,000 in 2005, $33,600,000 in 2006, $20,700,000 in 2007 and $24,826,000 in 2008.

As of December 31, 2003 and 2002, the estimated fair value of long-term debt was $447 million and $459 million, respectively. Fair values were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

7. Leases

CNF and its subsidiaries are obligated under non-cancelable leases. The principal capital lease covers a sorting facility in Dayton, Ohio (the “Hub”). The Hub is financed by City of Dayton, Ohio revenue bonds. These bonds consist of $46 million of Series A bonds due in February 2018 with an interest rate of 5.625%. The remaining $62 million are due in 2009 and bear rates of interest between 6.05% and 6.20%, and have call provisions.

CNF Inc.

Notes to Consolidated Financial Statements—(Continued)

Future minimum lease payments with initial or remaining non-cancelable lease terms in excess of one year, at December 31, 2003, were as follows:

(Dollars in thousands)	Capital Leases	Operating Leases
Year ending December 31:
2004	$6,819	$87,728
2005	6,819	63,363
2006	6,819	38,896
2007	6,819	24,806
2008	6,819	17,898
Thereafter (through 2021)	136,324	27,575

Total minimum lease payments	170,419	$260,266

Amount representing interest	(60,045)

Present value of minimum lease payments	110,374
Current maturities of obligations under capital leases	(175)

Long-term obligations under capital leases	$110,199

Certain operating and capital leases contain financial covenants. The most restrictive covenants require CNF to maintain minimum amounts of fixed-charge coverage and net worth. Certain operating leases also contain provisions that allow CNF to extend the leases for various renewal periods.

Under certain operating leases, Con-Way guarantees the residual value of tractors and trailers at the end of the lease term. At December 31, 2003, the residual value guaranteed under these lease agreements was $18.5 million. CNF recognizes a liability for any shortfall between the residual value guarantee and the equipment’s fair value, which fluctuates depending on market conditions.

Rental expense for operating leases comprised the following:

	Years ended December 31,
(Dollars in thousands)	2003	2002	2001
Minimum rentals	$153,964	$147,701	$234,928
Sublease rentals	(8,232)	(5,731)	(8,517)

	$145,732	$141,970	$226,411

CNF Inc.

Notes to Consolidated Financial Statements—(Continued)

8. Income Taxes

The components of the (provision) benefit for income taxes was as follows:

	Years ended December 31,
(Dollars in thousands)	2003	2002	2001
Current (provision) benefit
Federal	$(6,967)	$85,369	$59,859
State and local	(7,805)	69	2,801
Foreign	(15,387)	(5,648)	(4,628)

	(30,159)	79,790	58,032

Deferred (provision) benefit
Federal	(31,758)	(104,556)	183,077
State and local	(3,559)	(7,775)	21,258
Foreign	1,484	506	—

	(33,833)	(111,825)	204,335

	$(63,992)	$(32,035)	$262,367

Income taxes have been provided for foreign operations based upon the various tax laws and rates of the countries in which operations are conducted.

The components of deferred tax assets and liabilities related to the following:

	December 31,
(Dollars in thousands)	2003	2002
Deferred tax assets
Reserves for employee benefits	$93,461	$107,221
Reserves for accrued claims costs	62,323	65,929
Reserves for post retirement health benefits	30,492	27,885
Reserves for restructuring charges	13,022	17,332
Other reserves not currently deductible	20,716	18,911

	220,014	237,278

Deferred tax liabilities
Depreciation and amortization	146,311	125,396
Other	22,138	16,626

	168,449	142,022

Net deferred tax asset	$51,565	$95,256

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

CNF Inc.

Notes to Consolidated Financial Statements—(Continued)

Income tax (provision) benefit varied from the amounts calculated by applying the U.S. statutory income tax rate to the pretax income (loss) as set forth in the following reconciliation:

	Years ended December 31,
	2003	2002	2001
Federal statutory tax (provision) benefit rate	(35.0)%	(35.0)%	35.0%
State income tax (provision) benefit (net of federal income tax benefit)	(4.9)	(5.4)	3.3
Foreign taxes less than (in excess of) U.S. statutory rate	(1.0)	1.3	—
Non-deductible operating expenses	(1.5)	(2.5)	(0.4)
Amortization of goodwill	—	—	(0.5)
Foreign tax credits, net	(0.7)	1.4	—
IRS Settlement	—	17.1	—
Other, net	2.1	1.2	0.3

Effective income (tax) benefit rate	(41.0)%	(21.9)%	37.7%

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

9. Preferred Securities of Subsidiary Trust

On June 11, 1997, CNF Trust I (the “Trust”), a Delaware business trust wholly owned by CNF, issued 2,500,000 of its $2.50 Term Convertible Securities, Series A (“TECONS”) to the public for gross proceeds of $125 million. The combined proceeds from the issuance of the TECONS and the issuance to CNF of the common securities of the Trust were invested by the Trust in $128.9 million aggregate principal amount of 5% convertible subordinated debentures due June 1, 2012 (the “Debentures”) issued by CNF. The Debentures are the sole assets of the Trust.

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

CNF Inc.

Notes to Consolidated Financial Statements—(Continued)

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

10. Derivative Instruments and Hedging Activities

Effective January 1, 2001, CNF adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument, as defined, be recorded on the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Qualifying hedges allow a derivative’s gain or loss to offset related results on the hedged item in the income statement or be deferred in Other Comprehensive Income (Loss) until the hedged item is recognized in earnings.

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

At December 31, 2003, CNF held two interest rate swap derivatives that were initially entered into as cash flow hedges to mitigate the effects of interest rate volatility on floating-rate operating lease payments. In connection with Forwarding’s 2001 restructuring plan, hedge accounting was discontinued for these interest rate swap derivatives when EWA settled floating-rate operating leases hedged with the interest rate swaps. For

CNF Inc.

Notes to Consolidated Financial Statements—(Continued)

periods subsequent to December 31, 2002, increases in the estimated fair value of these freestanding interest rate swap derivatives were reported as increases in Other Assets in the Consolidated Balance Sheets and as non-operating income of $0.3 million in 2003.

Prior to their termination in December 2002, CNF had designated four interest rate swap derivatives as fair value hedges to mitigate the effects of interest rate volatility on the fair value of fixed-rate long-term debt. At their termination in December 2002, the $39.8 million estimated fair value of these fair value hedges was offset by an equal increase to the carrying amount of the hedged fixed-rate long-term debt. Accordingly, CNF in December 2002 received cash of $31.0 million in settlement of three of the four interest rate swaps and recognized a receivable at December 31, 2002 for the fourth swap, which was terminated in December 2002 but was not settled with cash until January 2003. Prior to their termination, the fair value of these derivative instruments was included in Other Assets in the Consolidated Balance Sheets. Consistent with SFAS 133, the $39.8 million cumulative adjustment of the carrying amount of long-term debt will be accreted to future earnings at the effective interest rate until the debt is extinguished, at which time any unamortized fair-value adjustment would be fully recognized in earnings. Absent the terminated fair value hedges, the long-term debt will cease to be adjusted for fluctuations in fair value attributable to changes in interest rate risk.

11. Shareholders’ Equity

Series B Preferred Stock: In 1989, the Board of Directors designated a series of 1,100,000 preferred shares as Series B Cumulative Convertible Preferred Stock, $.01 stated value, which is held by the CNF Thrift and Stock Plan (“TASP”). The Series B preferred stock is convertible into common stock, as described in Note 13, “Thrift and Stock Plan,” at the rate of 4.71 shares for each share of preferred stock subject to antidilution adjustments in certain circumstances. Holders of the Series B preferred stock are entitled to vote with the common stock and are entitled to a number of votes in such circumstances equal to the product of (a) 1.3 multiplied by (b) the number of shares of common stock into which the Series B preferred stock is convertible on the record date of such vote. Holders of the Series B preferred stock are also entitled to vote separately as a class on certain other matters. The TASP trustee is required to vote the allocated shares based upon instructions from the participants; unallocated shares are voted in proportion to the voting instructions received from the participants with allocated shares.

Accumulated Other Comprehensive Income (Loss): CNF reports all changes in equity except those resulting from investment by owners and distribution to owners as Comprehensive Income (Loss) in the Statements of Consolidated Shareholders’ Equity. The following is a summary of the components of Accumulated Other Comprehensive Loss:

	December 31,
(Dollars in thousands)	2003	2002
Unrealized gain on marketable securities, net of tax	$2,044	$—
Accumulated change in fair value of cash flow hedges (Note 10)	—	(394)
Accumulated foreign currency translation adjustments	(19,339)	(25,848)
Minimum pension liability adjustment	(19,628)	(30,632)

Accumulated other comprehensive loss	$(36,923)	$(56,874)

CNF Inc.

Notes to Consolidated Financial Statements—(Continued)

12. Benefit Plans

Pension Plans

CNF has non-contributory defined benefit pension plans (the “Pension Plans”) covering non-contractual employees in the United States and former pilot employees. CNF’s annual pension expense and contributions are based on independent actuarial computations. CNF’s funding policy is to evaluate its tax and cash position and the Pension Plans’ funded status to maximize the tax deductibility of its contributions for the year. Benefits under the Pension Plans are based on a career average of an employee’s five highest consecutive annual salaries during the ten years immediately prior to retirement.

In 2003, CNF accelerated the date for actuarial measurement of CNF’s obligation for the Pension Plans from December 31 to November 30. CNF believes the one-month acceleration of the measurement date is a preferred change as it allows time for CNF management to evaluate and report the actuarial pension measurements as well as evaluate those results in funding decisions. The effect of the change on the obligation and assets of the Pension Plans did not have a material cumulative effect on pension expense or accrued benefit cost.

As discussed above, CNF changed the measurement date for the Pension Plans. Accordingly, all amounts reported in the tables below for the year ended December 31, 2003 are based on a measurement date of November 30, 2003 while prior-year amounts are based on a measurement date of December 31, 2002. The following sets forth the changes in the projected benefit obligation and the determination of the accrued benefit cost, which is included in Employee Benefits in the Consolidated Balance Sheets at December 31:

(Dollars in thousands)	2003	2002
Change in benefit obligation:
Projected benefit obligation at beginning of year	$691,048	$557,041
Service cost – benefits earned during the year	43,862	38,931
Interest cost on projected benefit obligation	49,978	44,743
Actuarial loss	76,918	66,493
Benefits paid	(15,702)	(16,160)

Projected benefit obligation at end of year	$846,104	$691,048

Change in plan assets:
Fair value of plan assets at beginning of year	$433,814	$413,242
Actual return on plan assets	108,275	(39,468)
CNF contributions	75,000	76,200
Benefits paid	(15,702)	(16,160)

Fair value of plan assets at end of year	$601,387	$433,814

Funded status of the plans	$(244,717)	$(257,234)
Unrecognized actuarial loss	153,504	154,129
Unrecognized prior service costs	8,215	7,542
Unrecognized net asset at transition	—	(1,082)

Accrued benefit cost	$(82,998)	$(96,645)

Weighted-average assumptions as of December 31:
Discount rate	6.25%	6.75%
Expected long-term rate of return on plan assets	9.00%	9.00%
Rate of compensation increase	4.00%	4.00%

CNF Inc.

Notes to Consolidated Financial Statements—(Continued)

Net periodic pension expense for the years ended December 31 includes the following:

(Dollars in thousands)	2003	2002	2001
Service cost—benefits earned during the year	$43,862	$38,931	$37,936
Interest cost on benefit obligation	49,978	44,743	39,400
Expected return on plan assets	(41,564)	(41,240)	(38,944)
Net amortization and deferral	9,077	551	(292)

Net pension expense	$61,353	$42,985	$38,100

Weighted-average assumptions:
Discount rate	6.75%	7.25%	7.75%
Expected long-term rate of return on plan assets	9.00%	9.50%	9.50%
Rate of compensation increase	4.00%	4.50%	4.50%

Minimum Pension Liability Adjustment: The accumulated benefit obligation of the Pension Plans exceeded the fair value of plan assets as of the actuarial measurement dates in 2003 and 2002, as presented below:

(Dollars in thousands)	2003	2002
Accumulated benefit obligation	721,790	588,255
Fair value of plan assets	601,387	433,814

CNF recognized minimum pension liability adjustments to recognize the shortfall between the fair value of the assets and the accumulated benefit obligation of the Pension Plans at December 31, 2003 and 2002. Due principally to improved equity markets and a corresponding increase in the actual rate of return on plan assets in 2003, the accumulated minimum pension liability adjustments were reduced in 2003, resulting in an $11.0 million decline in the net-of-tax accumulated other comprehensive loss in shareholders’ equity. CNF’s Consolidated Balance Sheets included the following accumulated minimum pension liability adjustments:

	December 31,
(Dollars in thousands)	2003	2002
Intangible asset reported in Other Assets	$5,146	$6,690
Pension liability adjustment reported in Employee Benefits	37,323	56,908
Accumulated other comprehensive loss reported in Shareholders’ Equity	19,628	30,632

Pension Plan Investment Policy: Plan assets are managed to long-term strategic allocation targets. Those targets are developed by analyzing a variety of diversified asset class combinations in conjunction with the projected liability, costs and liability duration of the Pension Plans. Asset allocation studies are generally conducted every 3 to 5 years and the targets are reviewed to determine if they require adjustment. Once allocation percentages are established, the portfolio is periodically rebalanced to those targets in a manner that maintains the target allocation and seeks to minimize trading costs. The Pension Plans seek to mitigate investment risk by investing across and within asset classes. The Pension Plans do not use market timing strategies nor do they currently use financial derivative instruments to manage risk.

Generally, the Pension Plans’ investment managers are prohibited from short selling, trading on margin, trading warrants or other options, except when acquired as a result of the purchase of another security, or in the case of options, when sold as part of a covered position. They are further prohibited from trading commodities but may trade financial futures and options when specifically approved by CNF’s Benefits Administration Committee, or its designated representative.

CNF Inc.

Notes to Consolidated Financial Statements—(Continued)

The Pension Plan’s 9.0% overall expected long-term rate of return assumption for 2004 was developed using return, risk (defined as standard deviation) and correlation expectations. The return expectations are created using long-term historical returns and current market expectations for forecasts of inflation, interest rates and economic growth.

The weighted-average asset allocations of the Pension Plans were as follows:

	December 31,
	2003	2002	Target Allocation
Asset Category:
Domestic Equity	63.00%	58.00%	60.00%
International Equity	17.00%	13.00%	15.00%
Fixed Income	15.00%	21.00%	18.00%
Real Estate	3.00%	7.00%	7.00%
Other	2.00%	1.00%	—

Total	100.0%	100.0%	100.0%

CNF expects to contribute $75 million to its pension plans in 2004.

Supplemental Pension Plan

CNF also has a supplemental retirement program that provides additional benefits for compensation excluded from the basic Pension Plans. The annual pension expense for these programs is based on independent actuarial computations using assumptions consistent with the Pension Plans. At December 31, 2003, and 2002, the accrued benefit cost was $30,065,000 and $26,920,000, respectively, and the net pension expense was $5,467,000 in 2003, $4,716,000 in 2002, and $5,540,000 in 2001.

Postretirement Medical Plan

CNF has a retiree medical plan that provides benefits to all non-contractual employees at least 55 years of age with 10 years or more of service (the “Postretirement Plan”). The Postretirement Plan limits benefits for participants who were not eligible to retire before January 1, 1993, to a defined dollar amount based on age and years of service and does not provide employer-subsidized retiree medical benefits for employees hired on or after January 1, 1993.

The following sets forth the changes in the projected benefit obligation and the determination of the accrued benefit cost for the Postretirement Plan, which is included in Employee Benefits in the Consolidated Balance Sheets at December 31:

(Dollars in thousands)	2003	2002
Change in benefit obligation:
Projected benefit obligation at beginning of year	$90,319	$75,637
Service cost – benefits earned during the year	1,826	1,671
Interest cost on projected benefit obligation	5,536	5,418
Actuarial loss (gain)	(15,767)	12,373
Benefits paid	(5,224)	(4,780)

Projected benefit obligation at end of year	$76,690	$90,319

Unrecognized actuarial loss	1,506	19,436
Unrecognized prior service costs (benefits)	806	(1,095)

Accrued benefit cost	$74,378	$71,978

Weighted-average assumptions as of December 31:
Discount rate	6.25%	6.75%

CNF Inc.

Notes to Consolidated Financial Statements—(Continued)

Net periodic benefit expense for the years ended December 31 includes the following:

(Dollars in thousands)	2003	2002	2001
Service cost - benefits earned during the year	$1,826	$1,671	$1,178
Interest cost on benefit obligation	5,536	5,418	5,003
Net amortization and deferral	262	(150)	(55)

Net benefit expense	$7,624	$6,939	$6,126

Weighted-average assumptions:
Discount rate	6.75%	7.25%	7.75%

The assumed health care cost trend rates used to determine the projected benefit obligation of the Postretirement Plan are as follows:

	2003	2002
Change in benefit obligation:
Health care cost trend rate assumed for next year	10.25%	10.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.50%	5.50%
Year that the rate reaches the ultimate trend rate	2010	2009

Assumed health care cost trends have a significant effect on the amounts reported for CNF’s postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would change the aggregate service and interest cost by approximately $300,000 and the accumulated projected benefit obligation by $3,000,000.

In December of 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was enacted in the U.S. The Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health benefit plans that provide a benefit that meets certain criteria. CNF has not concluded its evaluation of the effect of the new Act’s benefits and subsidies. As a result, the postretirement benefit obligation for CNF’s Postretirement Plan, as reported in the table above, does not reflect the effects of the Act. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require a change in previously reported information.

In 2004, CNF and its actuaries estimate that CNF will pay $5 million for benefit payments to participants of the Postretirement Plan.

Other Compensation Plans

CNF and each of its subsidiaries have adopted various plans relating to the achievement of specific goals to provide incentive compensation for designated employees. Total compensation earned by salaried participants of those plans was $23,806,000 in 2003, $69,170,000 in 2002, and $8,712,000 in 2001, and by hourly participants was $22,368,000 in 2003, $40,202,000 in 2002, and $7,308,000 in 2001.

13. Thrift and Stock Plan

CNF sponsors the CNF Thrift and Stock Plan (“TASP”), a voluntary defined contribution plan with a leveraged ESOP feature, for non-contractual U.S. employees. In 1989, the TASP borrowed $150,000,000 to purchase 986,259 shares of CNF’s Series B Cumulative Convertible Preferred Stock, which is only issuable to

CNF Inc.

Notes to Consolidated Financial Statements—(Continued)

the TASP trustee. CNF contributes common and preferred stock to the TASP equal to 50% of participant contributions, up to 1.5% of a TASP participant’s base compensation. CNF recognized expense of $13,756,000 in 2003, $12,841,000 in 2002, and $12,314,000 in 2001 for its matching contributions.

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

Deferred compensation expense is recognized as the preferred shares are allocated to participants and is equivalent to the cost of the preferred shares allocated and the TASP interest expense for the year, reduced by the dividends paid to the TASP. Deferred compensation expense of $8,036,000, $7,597,000, and $7,282,000 was recognized in 2003, 2002, and 2001, respectively.

At December 31, 2003, the TASP owned 763,674 shares of Series B preferred stock, of which 388,157 shares have been allocated to employees. At December 31, 2003, CNF has reserved, authorized and unissued common stock adequate to satisfy the conversion feature of the Series B preferred stock.

14. Stock-Based Compensation

Stock Options: Officers and non-employee directors have been granted options under CNF’s stock option plans to purchase common stock of CNF at prices equal to the market value of the stock on the date of grant. Stock option grants generally vest ratably over one to four years from the grant date and generally expire 10 years from the dates of grant.

CNF accounts for stock-based compensation utilizing the intrinsic-value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” For pro forma information regarding net income (loss) and earnings (loss) per share had CNF applied the fair-value method and recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” refer to Note 1, “Principal Accounting Policies – Stock-Based Compensation.”

The weighted-average grant-date fair value of options, which were estimated using the Black-Scholes option pricing model, are summarized below with the related valuation assumptions:

	2003	2002	2001
Estimated fair value	$14.65	$13.91	$11.71
Risk-free interest rate	2.9%-3.6%	3.1%-5.3%	4.2%-5.1%
Expected life (years)	5.9	5.9	5.9
Expected volatility	48%	47%	49%
Expected dividend yield	1.2%	1.2%	1.2%

CNF Inc.

Notes to Consolidated Financial Statements—(Continued)

The following is a summary of stock option data:

	Number of Options	Wtd. Avg. Exercise Price
Outstanding at December 31, 2000	4,727,947	$26.90
Granted	1,311,404	25.48
Exercised	(178,377)	18.01
Expired or canceled	(137,200)	33.43

Outstanding at December 31, 2001	5,723,774	$26.69
Granted	866,748	31.53
Exercised	(377,789)	18.39
Expired or canceled	(90,942)	30.12

Outstanding at December 31, 2002	6,121,791	$27.84
Granted	455,876	32.90
Exercised	(276,206)	23.13
Expired or canceled	(177,032)	30.17

Outstanding at December 31, 2003	6,124,429	$28.34

Options exercisable as of December 31:
2003	3,055,314	$28.58
2002	2,630,626	$28.05
2001	2,462,480	$26.17

The following is a summary of the stock options outstanding and exercisable at December 31, 2003:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Options	Average Remaining Life in Years	Wtd. Avg. Exercise Price	Number of Options	Wtd. Avg. Exercise Price
$12.61 - $18.89	212,911	2.3	$18.12	212,911	$18.12
$19.32 - $27.06	3,125,289	6.3	24.82	1,434,670	23.97
$29.63 - $43.06	2,786,229	6.4	33.07	1,407,733	34.85

Restricted Stock: Under terms of CNF’s stock-based compensation plans, shares of CNF’s common stock are awarded to selected executive officers and are awarded annually to directors. Restrictions on the shares generally vest ratably over one to four years from the grant date. For restricted shares issued prior to 2003, vesting is generally dependent on the achievement of certain market prices of CNF’s common stock. Shares are valued at the market price of CNF’s common stock at the date of award.

The following table summarizes information about restricted stock awards for the years ended December 31:

	2003		2002		2001
	Shares	Wtd. Avg. Fair Value	Shares	Wtd. Avg. Fair Value	Shares	Wtd. Avg. Fair Value
Awarded	129,321	$32.82	109,092	$31.46	4,059	$33.81
Forfeited	15,336	27.80	—	—	49,132	29.82

Total compensation expense recognized for restricted stock was $1,340,000 in 2003 and $1,010,000 in 2002. CNF reversed net compensation expense of $3,300,000 recognized for restricted stock in 2001.

CNF Inc.

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2003, CNF had 3,991,874 common shares available for the grant of stock options, restricted stock, or other stock-based incentive compensation.

15. Commitments and Contingencies

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

In addition, CFC was, at the time of the spin-off, and remains a party to certain multiemployer pension plans covering some of its current and former employees. The cessation of its U.S. operations will result in CFC’s “complete withdrawal” (within the meaning of applicable federal law) from these multiemployer plans, at which point it will become obligated, under federal law, to pay its share of any unfunded vested benefits under those plans. It is possible that the trustees of CFC’s multiemployer pension plans may assert claims that CNF is liable for amounts owing to the plans as a result of CFC’s withdrawal from those plans and, if so, there can be no assurance that those claims would not be material. For further detailed discussion of this matter, see Item 7, “Management’s Discussion and Analysis,” under “Liquidity and Capital Resources — Discontinued Operations — Spin-Off of CFC.”

As a result of the matters discussed above and in Item 7, under “Management’s Discussion and Analysis,” CNF can provide no assurance that these matters will not have a material adverse effect on CNF’s financial condition, cash flows or results of operations.

Other: CNF is a defendant in various lawsuits incidental to its businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material impact on CNF’s financial condition, cash flows or results of operations.

16. Segment Reporting

CNF discloses segment information in the manner in which the components are organized for making operating decisions, assessing performance and allocating resources. Refer to Note 1, “Principal Accounting Policies – Organization,” for a description of CNF’s reportable segments.

Financial Data

Management evaluates segment performance primarily based on revenue and operating income (loss); therefore, other non-operating items, consisting primarily of interest income or expense, are not reported in

CNF Inc.

Notes to Consolidated Financial Statements—(Continued)

segment results. Corporate expenses are generally allocated based on measurable services provided to each segment or, for general corporate expenses, based on segment revenue or capital employed. Identifiable corporate assets consist primarily of cash and cash equivalents, deferred charges and other assets, property and equipment and deferred taxes. Certain corporate assets that are used to provide shared data processing and other administrative services are not allocated to individual segments.

Inter-segment revenue and related operating income have been eliminated to reconcile to consolidated revenue and operating income. Transactions within and between segments are generally made at cost, with the exception of the inter-segment revenue of CNF Other, which is intended to reflect the fair value of the trailers manufactured by Road Systems and sold to Con-Way.

	Years ended December 31,
(Dollars in thousands)	2003	2002	2001
Revenues
Con-Way Transportation Services	$2,212,597	$2,011,477	$1,912,313
Menlo Worldwide
Forwarding	1,881,496	1,778,712	2,044,794
Logistics	1,009,952	969,089	898,182

	2,891,448	2,747,801	2,942,976
CNF Other	287	2,841	7,442

	$5,104,332	$4,762,119	$4,862,731

Inter-segment Revenue Eliminations by Segment
Con-Way Transportation Services	$2,645	$433	$708
Menlo Worldwide
Forwarding	4,552	207	250
Logistics	2,975	13,808	11,512

	7,527	14,015	11,762
CNF Other	21,724	10,428	22,308

	$31,896	$24,876	$34,778

Revenues before Inter-segment Eliminations
Con-Way Transportation Services	$2,215,242	$2,011,910	$1,913,021
Menlo Worldwide
Forwarding	1,886,048	1,778,919	2,045,044
Logistics	1,012,927	982,897	909,694

	2,898,975	2,761,816	2,954,738
CNF Other	22,011	13,269	29,750
Inter-segment Revenue Eliminations	(31,896)	(24,876)	(34,778)

	$5,104,332	$4,762,119	$4,862,731

Operating Income (Loss)
Con-Way Transportation Services	$195,343	$147,154	$157,467
Menlo Worldwide
Forwarding	(47,579)	(11,980)	(790,345)
Logistics	25,312	31,827	(15,818)
Other	20,718	18,188	(9,415)

	(1,549)	38,035	(815,578)
CNF Other	(2,357)	(3,369)	(2,540)

	$191,437	$181,820	$(660,651)

CNF Inc.

Notes to Consolidated Financial Statements—(Continued)

	Years ended December 31,
(Dollars in thousands)	2003	2002	2001
Depreciation and Amortization
Con-Way Transportation Services	$94,179	$95,484	$101,749
Menlo Worldwide
Forwarding	35,963	42,036	71,966
Logistics	7,402	10,304	8,044
Other	5,367	—	—

	48,732	52,340	80,010
CNF Other	6,469	11,256	13,638

	$149,380	$159,080	$195,397

Capital Expenditures
Con-Way Transportation Services	$118,150	$65,122	$149,113
Menlo Worldwide
Forwarding	9,615	9,007	23,910
Logistics	6,054	8,991	12,184
Other	2,815	—	—

	18,484	17,998	36,094
CNF Other	744	1,718	6,918

	$137,378	$84,838	$192,125

Identifiable Assets
Con-Way Transportation Services	$1,094,380	$1,028,233	$1,021,800
Menlo Worldwide
Forwarding	918,083	998,851	1,090,670
Logistics	179,325	176,882	183,501
Other	29,395	—	—

	1,126,803	1,175,733	1,274,171
CNF Other	528,669	535,795	694,049

	$2,749,852	$2,739,761	$2,990,020

Unusual or Infrequent Items

CNF’s results from continuing operations included various income or loss items that affected the year-to-year comparisons of the reported operating income (loss) of its reporting segments. These materially significant unusual or infrequently occurring items are summarized in the table below. Certain of these items are more fully discussed below or elsewhere in the accompanying notes to consolidated financial statements.

	Years ended December 31,
(Dollars in thousands)	2003	2002	2001
Menlo Worldwide -
Forwarding -
Restructuring charges (Note 3)	(7,800)	—	(652,241)
Net gains from payments under the Air Transportation Safety and System Stabilization Act	7,230	9,895	—
Loss for the resolution of a hazardous materials case	(6,500)	—	—
Duplicate airhaul costs and aircraft-related losses (Note 3)	—	—	(60,496)
Express Mail settlement / operating income	—	5,715	6,324
Goodwill amortization (Note 1)	—	—	(10,210)
Logistics -
Loss from the business failure of a customer	—	—	(47,454)

CNF Inc.

Notes to Consolidated Financial Statements—(Continued)

Terrorist Attacks: Forwarding’s operating results in 2001 were adversely affected by the terrorist attacks on September 11, 2001. Contractors providing air carrier service to Forwarding were grounded on September 11 and 12 and did not resume service until the evening of September 13.

In response to the September 11, 2001 terrorist attacks, the U.S. Congress passed the Air Transportation Safety and System Stabilization Act (the “Act”), a $15 billion emergency economic assistance package intended to mitigate financial losses in the air carrier industry. The legislation provides for $5 billion in direct loss reimbursement and other financial assistance. In March 2002, Forwarding received an $11.9 million payment under the Act, resulting in a $9.9 million first-quarter net gain in 2002. In March 2003, Forwarding received a final payment of $7.5 million, resulting in a $7.2 million first-quarter net gain in 2003.

Express Mail Contract: Effective August 26, 2001, the USPS terminated “for convenience” a contract under which EWA transported Express Mail and other classes of mail for the USPS (the “Express Mail contract”). EWA received a $70.0 million provisional payment from the USPS for termination costs and other claims related to the Express Mail contract on September 28, 2001. Under a subsequent settlement agreement, the USPS on December 17, 2002 paid EWA an additional $5.0 million to settle EWA’s Express Mail contract termination costs, including the reimbursement of certain aircraft and other assets. As a result of the final $5.0 million settlement payment, EWA in December 2002 fully recovered the remaining Express Mail assets, resulting in a $5.7 million net gain reported in the Forwarding segment.

In 2001, EWA recognized revenue of $117.0 million and operating income of $6.3 million from the transportation of mail under the Express Mail contract, as reported in the Forwarding segment.

Geographic Data

For geographic reporting, freight transportation revenues are allocated to international locations (except for Canada) when the shipment origination or destination locations are outside of the United States. Canada, which operates as an integrated part of the North America freight operations, is allocated 50 percent of the revenue when the origination or destination location is in Canada. Revenues for contract services are allocated to the country in which the services are performed. Long-lived assets outside of the United States were immaterial for all periods presented.

	Years ended December 31,
(Dollars in thousands)	2003	2002	2001
Revenues
United States	$3,670,333	$3,504,768	$3,609,692
Canada	118,602	110,465	117,740

North America	3,788,935	3,615,233	3,727,432
International	1,315,397	1,146,886	1,135,299

Total	$5,104,332	$4,762,119	$4,862,731

CNF Inc.

Notes to Consolidated Financial Statements—(Continued)

17. Quarterly Financial Data

CNF INC. AND SUBSIDIARIES

Quarterly Financial Data

(Unaudited)

(Dollars in thousands except per share data)

2003 - Quarter Ended	March 31	June 30	September 30	December 31
Revenues	$1,206,241	$1,236,905	$1,306,372	$1,354,814
Operating income	41,048	37,320	57,058	56,011
Income from continuing operations before income tax provision	29,435	30,113	48,125	48,343
Income tax provision	11,480	11,744	21,304	19,464
Net Income from Continuing Operations (after preferred stock dividends)	15,929	16,300	24,791	26,765
Net Income Available to Common Shareholders	$15,929	$16,300	$24,791	$26,765
Earnings per common share:
Basic
Net Income from Continuing Operations	$0.32	$0.33	$0.50	$0.54
Loss from discontinuance, net of tax	—	—	—	—

Net Income Available to Common Shareholders	$0.32	$0.33	$0.50	$0.54

Diluted
Net Income from Continuing Operations	$0.30	$0.31	$0.46	$0.49
Loss from discontinuance, net of tax	—	—	—	—

Net Income Available to Common Shareholders	$0.30	$0.31	$0.46	$0.49

Market price range	$27.19-$34.70	$24.44-$31.47	$24.95-$33.26	$31.83-$35.77
Common dividends (paid quarterly)	0.10	0.10	0.10	0.10

2002 - Quarter Ended	March 31	June 30	September 30	December 31
Revenues	$1,067,074	$1,186,273	$1,230,147	$1,278,625
Operating income	40,364	43,909	43,525	54,022
Income from continuing operations before income tax provision (benefit)	33,222	35,884	33,843	43,295
Income tax provision (benefit)	12,956	13,995	(11,801)	16,885
Net Income from Continuing Operations (after preferred stock dividends)	18,261	19,846	43,642	24,210
Loss from discontinuance, net of tax	—	—	(10,139)	(2,259)
Net Income Available to Common Shareholders	$18,261	$19,846	$33,503	$21,951
Earnings (Loss) per common share:
Basic
Net Income from Continuing Operations	$0.37	$0.40	$0.89	$0.49
Loss from discontinuance, net of tax	—	—	(0.21)	(0.04)

Net Income Available to Common Shareholders	$0.37	$0.40	$0.68	$0.45

Diluted
Net Income from Continuing Operations	$0.35	$0.37	$0.79	$0.45
Loss from discontinuance, net of tax	—	—	(0.18)	(0.04)

Net Income Available to Common Shareholders	$0.35	$0.37	$0.61	$0.41

Market price range	$29.55-$35.00	$30.30-$38.28	$27.36-$38.05	$28.91-$34.10
Common dividends (paid quarterly)	0.10	0.10	0.10	0.10

For information regarding items that materially affect the year-to-year comparisons of net income from continuing operations, refer to Item 6, “Selected Financial Data,” and Item 7, “Management’s Discussion and Analysis.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. CNF’s management, with the participation of CNF’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of CNF’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, CNF’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, CNF’s disclosure controls and procedures are effective.

(b) Changes in internal controls. There have not been any changes in CNF’s internal control over financial reporting (as such term is defined in Rules 13(a)-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, CNF’s internal control over financial reporting.

PART III

Information for Items 10 through 14 of Part III of this Report appears in the Proxy Statement for CNF’s Annual Meeting of Shareholders to be held on April 20, 2004 (the “2004 Proxy Statement”), as indicated below. For the limited purpose of providing the information required by these items, the 2004 Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of CNF, their ages at December 31, 2003, and their applicable business experience are as follows:

Gregory L. Quesnel, 55, President and Chief Executive Officer of CNF. Mr. Quesnel has informed the Board of Directors that he will retire as President and Chief Executive Officer of CNF on July 6, 2004. Mr. Quesnel joined CNF as Director of Accounting in 1975, following several years of professional experience with major corporations in the petroleum and wood products industries. Mr. Quesnel advanced through increasingly responsible positions and, in 1990, was elected Vice President and Treasurer of CNF; in 1991, he was elected Senior Vice President and Chief Financial Officer; and he was promoted to Executive Vice President and Chief Financial Officer in 1994. As part of a planned succession, Mr. Quesnel was elected President and Chief Operating Officer in July 1997. In May 1998, Mr. Quesnel was named President and Chief Executive Officer of CNF. At that time, he was also elected as a member of the CNF Board of Directors. Mr. Quesnel is a member of the California Business Roundtable and the Conference Board. He also serves as a member of the Executive Committee of the Bay Area Council of the Boy Scouts of America and is a member of the Board of Directors of Potlatch Corporation. Mr. Quesnel earned a bachelor’s degree in finance from the University of Oregon and holds a master’s degree in business administration from the University of Portland. Mr. Quesnel is a member of the Executive Committee of the Board.

Chutta Ratnathicam, 56, Chief Financial Officer and Senior Vice President of CNF. Mr. Ratnathicam joined CNF in 1977 as a corporate auditor and, following several increasingly responsible positions, was named Vice President Internal Audit for CNF in 1989. In 1991, he was promoted to Vice President-International for Forwarding. In 1997, Mr. Ratnathicam was named Senior Vice President and Chief Financial Officer of CNF. In September 2000, Mr. Ratnathicam was named Chief Executive Officer of Forwarding, succeeding Roger Piazza, who retired. Mr. Ratnathicam returned as Chief Financial Officer of CNF upon Forwarding in 2002 becoming part of Menlo Worldwide.

Gerald L. Detter, 59, President and Chief Executive Officer of Con-Way Transportation Services and Senior Vice President of CNF. Mr. Detter joined CNF in 1964 as a dockman with the former Consolidated Freightways Corporation of Delaware (“CFCD”) and advanced through several positions of increasing responsibility to become Division Manager in Detroit, Michigan in 1976. In 1982, he was named the first President and Chief Executive Officer of Con-Way Central Express. In 1997, Mr. Detter was named to his current position.

Eberhard G.H. Schmoller, 60, Senior Vice President, General Counsel and Corporate Secretary of CNF. Mr. Schmoller joined CNF in 1974 as a staff attorney with CFCD and in 1976 was promoted to CFCD Assistant General Counsel. In 1983, he was appointed Vice President and General Counsel of the former CF AirFreight and assumed the same position with Forwarding after its acquisition in 1989. Mr. Schmoller was named Senior Vice President and General Counsel of CNF in 1993.

John H. Williford, 47, President and Chief Executive Officer of Menlo Worldwide and Senior Vice President of CNF. Mr. Williford joined CNF in 1981 as an Economics/Senior Marketing Analyst. In 1984, he was named Director of Marketing for CNF’s international operations and was later appointed Director of Marketing for CNF. Since its inception in 1990, Mr. Williford served as the principal executive in charge of Menlo Worldwide Logistics, first as General Manager and then as President and Chief Executive Officer. In

1998, Mr. Williford was named Senior Vice President of CNF. In 2002, Mr. Williford was named President and Chief Executive Officer of Menlo Worldwide.

Mark C. Thickpenny, 51, Vice President and Treasurer of CNF. Mr. Thickpenny joined CNF in 1995 as Treasury Manager. In 1997, he was named Director and Assistant Treasurer, and in 2000 was promoted to Vice President and Treasurer. Mr. Thickpenny holds a bachelor’s degree in business administration from the University of Notre Dame and a master’s degree in business administration from the University of Chicago Graduate School of Business.

Kevin Coel, 45, Vice President and Corporate Controller of CNF. Mr. Coel joined CNF in 1990 as CNF’s Corporate Accounting Manager. In 2000, he was named Corporate Controller, and in 2002, was promoted to Vice President. Mr. Coel holds a bachelor’s degree in economics from the University of California at Davis and a master’s degree in business administration from San Jose State University. Mr. Coel is also a member of the American Institute of CPAs.

Information regarding members of CNF’s Board of Directors is presented under the caption “Election of Directors” in the 2004 Proxy Statement and is incorporated herein by reference. Information regarding CNF’s audit committee financial expert is presented in the 2004 Proxy Statement under the caption “Information about the Board of Directors and Certain Board Committees—Standing Committees—Audit Committee” and is incorporated herein by reference.

The information required by Item 405 of Regulation S-K is presented in the 2004 Proxy Statement under the caption “Compliance with Section 16 of the Exchange Act” and is incorporated herein by reference.

The information required by Item 406 of Regulation S-K is presented in the 2004 Proxy Statement under the caption “Information about the Board of Directors and Certain Board Committees—Code of Ethics for Officers” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is presented under the caption “Compensation of Executive Officers” in the 2004 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners. Information regarding security ownership of certain beneficial owners is presented under the caption “Principal Shareholders” in the 2004 Proxy Statement and is incorporated herein by reference.

(b) Security Ownership of Management. The following table gives information as of December 31, 2003 regarding CNF shares that may be issued upon the exercise of options, warrants, and rights under all of CNF’s existing equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)		Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,055,314	(1)	$28.34	3,991,874	(2)
Equity compensation plans not approved by security holders	0	(3)	0	0	(3)

Total	3,055,314		$28.34	3,991,874

(1)	Excludes 59,810 phantom stock units, issued under CNF’s deferred compensation plan for executives upon election of certain participants to convert a portion of their deferred compensation account balances into phantom stock units.
(2)	Includes 8,408 and 3,670,658 securities available for issuance in the form of restricted stock, stock options, or other equity-based awards under CNF’s 1988 and 1997 Equity and Incentive Plans, respectively. Also includes 12,808 securities available for issuance in the form of restricted stock or stock options under CNF’s 1997 Amended and Restated Equity Incentive Plan for Non-Employee Directors and 300,000 securities available for issuance in the form of restricted or stock options under CNF’s 2003 Equity and Incentive Plan for Non-Employee Directors.
(3)	Does not include shares purchased under CNF’s Employee Stock Purchase Plan. The Employee Stock Purchase Plan offers participants the opportunity to purchase shares at fair market value using payroll deductions. The shares are purchased by the Plan’s administrator in the open market. The Plan does not contain specific limitation on the number of shares that can be purchased under the plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is presented under the caption “Ratification of Auditors” in the 2004 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.	FINANCIAL STATEMENTS

	2.	FINANCIAL STATEMENT SCHEDULE

Report of Independent Auditors on Financial Statement Schedule Schedule II - Valuation and Qualifying Accounts

	3.	EXHIBITS

Exhibits are being filed in connection with this Report and are incorporated herein by reference. The Exhibit Index on pages 77 through 80 is incorporated herein by reference.

(b)	REPORTS ON FORM 8-K

On October 20, 2003, CNF filed a report on Form 8-K to file under Item 12 CNF’s press release presenting CNF’s third-quarter results.

On November 25, 2003, CNF filed a report on Form 8-K to file under Item 5 the announcement that a United States District Judge granted CNF’s motion to dismiss in its entirety a complaint filed by former executives of Consolidated Freightways Corporation (“CFC”) who were seeking to recover reduced pension benefits stemming from the 2002 bankruptcy and closure of CFC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNF INC.
(Registrant)

March 9, 2004	/s/ GREGORY L. QUESNEL
Gregory L. Quesnel
President and Chief Executive Officer

March 9, 2004	/s/ CHUTTA RATNATHICAM
Chutta Ratnathicam
Senior Vice President and Chief Financial Officer

March 9, 2004	/s/ KEVIN S. COEL
Kevin S. Coel
Vice President and Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 9, 2004	/S/ W. KEITH KENNEDY, JR.
W. Keith Kennedy, Jr.,
Chairman of the Board

March 9, 2004
Gregory L. Quesnel
President, Chief Executive Officer and Director

March 9, 2004	/s/ ROBERT ALPERT
Robert Alpert, Director

March 9, 2004	/s/ MARGARET G. GILL
Margaret G. Gill, Director

March 9, 2004	/S/ ROBERT JAUNICH II
Robert Jaunich II, Director

March 9, 2004	/S/ MICHAEL J. MURRAY
Michael J. Murray, Director

March 9, 2004	/S/ JOHN C. POPE
John C. Pope, Director

March 9, 2004	/S/ ROBERT D. ROGERS
Robert D. Rogers, Director

March 9, 2004	/s/ WILLIAM J. SCHROEDER
William J. Schroeder, Director

March 9, 2004	/s/ PETER W. STOTT
Peter W. Stott, Director

March 9, 2004
Robert P. Wayman, Director

March 9, 2004	/S/ CHELSEA WHITE III
Chelsea White III, Director

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of CNF Inc.:

We have audited the accompanying consolidated balance sheets of CNF Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of CNF Inc. and subsidiaries as of December 31, 2001, and for the year then ended, were audited by other auditors who have ceased operations. Those auditors’ report dated January 25, 2002 (except with respect to the increase in the unsecured revolving credit facility as discussed in Note 5, as to which the date is February 22, 2002) on those consolidated financial statements was unqualified, before the revision described in Note 1 and the restatement of the segment disclosures in Note 16 to the consolidated financial statements and included an explanatory paragraph that described the change in the Company’s method of accounting for recognition of its in-transit freight transportation revenue.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNF Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the consolidated financial statements of CNF Inc. and subsidiaries as of December 31, 2001, and for the year then ended, were audited by other auditors who have ceased operations. As described in Note 1 to the consolidated financial statements, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), which was adopted by the Company as of January 1, 2002. Further, the Company changed the composition of its reportable segments in 2002, and the amounts in the 2001 consolidated financial statements relating to reportable segments have been restated to conform to the 2003 and 2002 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 consolidated financial statements. In our opinion, the SFAS 142 transitional disclosures for 2001 in Note 1 to the consolidated financial statements are appropriate and the adjustments that were applied to restate the 2001 reportable segment disclosures in Note 16 to the consolidated financial statements are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of CNF Inc. and subsidiaries other than with respect to such disclosures and adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ KPMG LLP
KPMG LLP

San Francisco, California

January 26, 2004

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

INDEPENDENT AUDITORS’ REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of CNF Inc.:

Under date of January 26, 2004, we reported on the consolidated balance sheets of CNF Inc. and subsidiaries as of December 31, 2003 and 2002, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended, which are included in this Form 10-K for the year ended December 31, 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in this Form 10-K for the years ended December 31, 2003 and 2002. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. The financial statement schedule for the year ended December 31, 2001 was audited by other auditors who have ceased operations. Those auditors’ reports dated January 25, 2002 on this financial statement schedule was unqualified.

In our opinion, such financial statement schedule for the years ended December 31, 2003 and 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The consolidated financial statements of CNF Inc. and subsidiaries as of December 31, 2001, and for the year then ended, were audited by other auditors who have ceased operations. As described in Note 1 to the consolidated financial statements, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), which was adopted by the Company as of January 1, 2002. Further, as described in Note 16 to the consolidated financial statements, the Company changed the composition of its reportable segments in 2002, and the amounts in the 2001 financial statements relating to reportable segments have been restated to conform to the 2003 and 2002 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 financial statements. In our opinion, the SFAS 142 transitional disclosures for 2001 in Note 1 to the consolidated financial statements are appropriate and the adjustments that were applied to restate the 2001 reportable segment disclosures in Note 16 to the consolidated financial statements are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements or financial statement schedule of CNF Inc. other than with respect to such disclosures and adjustments and, accordingly, we do not express an opinion or any form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ KPMG LLP
KPMG LLP

San Francisco, California

January 26, 2004

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

SCHEDULE II

CNF INC.

VALUATION AND QUALIFYING ACCOUNTS

THREE YEARS ENDED DECEMBER 31, 2003

(dollars in thousands)

DESCRIPTION

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

		ADDITIONS
	BALANCE AT BEGINNING OF PERIOD	(1) CHARGED TO COSTS AND EXPENSES	(2) CHARGED TO OTHER ACCOUNTS	DEDUCTIONS (a)	BALANCE AT END OF PERIOD
2003	$22,402	$14,505	$—	$(14,219)	$22,688
2002	22,675	17,817	—	(18,090)	22,402
2001	21,722	17,435	—	(16,482)	22,675

(a)	Accounts written off net of recoveries.

ALLOWANCE FOR COSTS OF DISCONTINUED OPERATIONS

		ADDITIONS
	BALANCE AT BEGINNING OF PERIOD	(1) CHARGED TO COSTS AND EXPENSES	(2) CHARGED TO OTHER ACCOUNTS	DEDUCTIONS	BALANCE AT END OF PERIOD
2003	$1,220	$—	$—	$(392)	$828
2002	3,257	—	—	(2,037)	1,220
2001	22,144	3,561	—	(22,448)	3,257

RESTRUCTURING RESERVES

		ADDITIONS
	BALANCE AT BEGINNING OF PERIOD	(1) CHARGED TO COSTS AND EXPENSES	(2) CHARGED TO OTHER ACCOUNTS	DEDUCTIONS	BALANCE AT END OF PERIOD
2003	$67,675	$7,800	$—	$(34,033)	$41,442
2002	370,536	—	—	(302,861)	67,675
2001	—	652,241	—	(281,705)	370,536

INDEX TO EXHIBITS

ITEM 15(3)

Exhibit No.

(3)	Articles of incorporation and by-laws:

	3.1	CNF Inc. Certificate of Incorporation, as amended. (Exhibit 3.1 to CNF’s Form 10-K for the year ended December 31, 2002*)

	3.2	CNF Inc. By-laws, as amended September 28, 1998. (Exhibit 3.2 to CNF’s Form 10-K for the year ended December 31, 2002*)

(4)	Instruments defining the rights of security holders, including debentures:

	4.1	Certificate of Designations of the Series B Cumulative Convertible Preferred Stock. (Exhibit 4.1 as filed on Form SE dated May 25, 1989*)

	4.2	Indenture between the Registrant and Bank One, Columbus, NA, as successor trustee, with respect to 9 1/8% Notes Due 1999, Medium-Term Notes, Series A and 7.35% Notes due 2005. (Exhibit 4.1 as filed on Form SE dated March 20, 1990*)

	4.3	Indenture between the Registrant and The First National Bank of Chicago Bank, trustee, with respect to debt securities. (Exhibit 4(d) as filed on Form S-3 dated June 27, 1995*)

	4.4	Indenture between the Registrant and Bank One, Columbus, NA, trustee, with respect to subordinated debt securities. (Exhibit 4(e) as filed on Form S-3 dated June 27, 1995*)

	4.5	Form of Security for 7.35% Notes due 2005 issued by Consolidated Freightways, Inc. (Exhibit 4.4 as filed on Form S-4 dated June 27, 1995*)

	4.6	Declaration of Trust of the Trust (Exhibit 4(k) to CNF’s Amendment 1 to Form S-3 dated May 30, 1997*)

	4.7	Form of Amended and Restated Declaration of Trust of the Trust, including form of Trust Preferred Security. (Exhibit 4(l) to CNF’s Amendment 1 to Form S-3 dated May 9, 1997*)

	4.8	Form of Guarantee Agreement with respect to Trust Preferred Securities. (Exhibit 4(m) to CNF’s Amendment 1 to Form S-3 dated May 30, 1997*)

	4.9	Form of Indenture between CNF Transportation Inc. and Bank One Trust Company, National Association (Exhibit 4(d)(i) to CNF’s Form 8-K dated March 3, 2000*).

	4.10	Form of Security for 8 7/8% Notes due 2010 issued by CNF Transportation Inc. (Exhibit 4(i) to CNF’s Form 8-K dated March 3, 2000*).

	4.11	$350 million Amended and Restated Credit Agreement dated July 3, 2001 among CNF Inc. and various financial institutions. (Exhibit 4.11 to CNF’s Form 10-K for the year ended December 31, 2002*)

	4.12	Security Agreement for the $350 million Credit Agreement dated December 21, 2001. (Exhibit 4.12 to CNF’s Form 10-K for the year ended December 31, 2002*)

	4.13	Amendment No. 1 dated December 21, 2001 to the $350 Million Credit Agreement. (Exhibit 4.13 to CNF’s Form 10-K for the year ended December 31, 2002*)

	4.14	Amendment No. 2 dated February 22, 2002 to the $350 Million Credit Agreement. (Exhibit 4.14 to CNF’s Form 10-K for the year ended December 31, 2002*)

	4.15	Amendment No. 3 dated August 1, 2003 to the $350 Million Credit Agreement. (Exhibit 4.15 to CNF’s Form 10-Q for the quarter ended June 30, 2003*)

	4.16	Amendment dated August 8, 2003 to 6.00% Senior CNF Plan Guaranteed Notes. (Exhibit 4.16 to CNF’s Form 10-Q for the quarter ended June 30, 2003*)

	4.17	Amendment No. 4 dated January 23, 2004 to the $350 Million Credit Agreement.

Exhibit No.
Instruments defining the rights of security holders of long-term debt of CNF Inc., and its subsidiaries for which financial statements are required to be filed with this Form 10-K, of which the total amount of securities authorized under each such instrument is less than 10% of the total assets of CNF Inc. and its subsidiaries on a consolidated basis, have not been filed as exhibits to this Form 10-K. CNF agrees to furnish a copy of each applicable instrument to the Securities and Exchange Commission upon request.

(10)	Material contracts:

	10.1	Consolidated Freightways, Inc. Long-Term Incentive Plan of 1988 as amended through Amendment 3. (Exhibit 10.2 as filed on Form SE dated March 25, 1991*#)

	10.2	Emery Air Freight Plan for Retirees, effective October 31, 1987. (Exhibit 4.23 to the Emery Air Freight Corporation Quarterly Report on Form 10-Q dated November 16, 1987**)

	10.3	Trust Indenture, dated as of November 1, 1988, between City of Dayton, Ohio and Security Pacific National Trust Company (New York), as Trustee and Bankers Trust Company, Trustee. (Exhibit 4.1 to Emery Air Freight Corporation Current Report on Form 8-K dated December 2, 1988**)

	10.4	Bond Purchase Agreement dated November 7, 1988, among the City of Dayton, Ohio, the Emery Air Freight Corporation and Drexel Burnham Lambert Incorporated. (Exhibit 28.7 to the Emery Air Freight Corporation Current Report on Form 8-K dated December 2, 1988**)

	10.5	Lease agreement dated November 1, 1988 between the City of Dayton, Ohio and Emery Air Freight Corporation. (Exhibit 10.1 to the Emery Air Freight Corporation Annual Report on Form 10-K for the year ended December 31, 1988**)

	10.6	Official Statement of the Issuer’s Special Facilities Revenue Refunding Bonds, 1993 Series E and F dated September 29, 1993 among the City of Dayton, Ohio and Emery Air Freight Corporation. (Exhibit 10.1 to CNF’s Form 10-Q for the quarterly period ended September 30, 1993*).

	10.7	Trust Indenture, dated September 1, 1993 between the City of Dayton, Ohio and Banker’s Trust Company as Trustee. (Exhibit 10.2 to CNF’s Form 10-Q for the quarterly period ended September 30, 1993*).

	10.8	Supplemental Lease Agreement dated September 1, 1993 between the City of Dayton, Ohio, as Lessor, and Emery Air Freight Corporation, as Lessee. (Exhibit 10.3 to CNF’s Form 10-Q for the quarterly period ended September 30, 1993*).

	10.9	Supplemental Retirement Plan dated January 1, 1990. (Exhibit 10.31 to CNF’s Form 10-K for the year ended December 31, 1993*#)

	10.10	Directors’ 24-Hour Accidental Death and Dismemberment Plan. (Exhibit 10.32 to CNF’s Form 10-K for the year ended December 31, 1993*#)

	10.11	Board of Directors’ Compensation Plan dated January 1, 1994. (Exhibit 10.34 to CNF’s Form 10-K for the year ended December 31, 1993*#)

	10.12	Directors’ Business Travel Insurance Plan. (Exhibit 10.36 to CNF’s Form 10-K for the year ended December 31, 1993*#)

	10.13	Deferred Compensation Plan for Executives 1998 Restatement. (Exhibit 10.20 to CNF’s Form 10-K for the year ended December 31, 1997. *#)

	10.14	Amended and Restated 1993 Nonqualified Employee Benefit Plans Trust Agreement dated January 1, 1995. (Exhibit 10.38 to CNF’s Form 10-K for the year ended December 31, 1994.*#)

	10.15	Employee Benefit Matters Agreement by and between Consolidated Freightways, Inc. and Consolidated Freightways Corporation dated December 2, 1996. (Exhibit 10.33 to CNF’s form 10-K for the year ended December 31, 1996.*#)

Exhibit No.
10.16	Distribution Agreement between Consolidated Freightways, Inc., and Consolidated Freightways Corporation dated November 25, 1996. (Exhibit 10.34 to CNF’s Form 10-K for the year ended December 31, 1996.*)

10.17	Transition Services Agreement between CNF Service Company, Inc. and Consolidated Freightways Corporation dated December 2, 1996. (Exhibit to CNF’s Form 10-K for the year ended December 31, 1996.*)

10.18	Tax Sharing Agreement between Consolidated Freightways, Inc., and Consolidated Freightways Corporation dated December 2, 1996. (Exhibit to CNF’s Form 10-K for the year ended December 31, 1996.*)

10.19	CNF Inc. 1997 Equity and Incentive Plan as amended as of January 31, 2000. (Exhibit A to CNF’s Proxy Statement dated March 20, 2000. *#)

10.20	CNF Inc. Deferred Compensation Plan for Directors 1998 Restatement. (Exhibit 10.34 to CNF’s Form 10-K for the year ended December 31, 1997. *#)

10.21	CNF Inc. Executive Severance Plan. (Exhibit 10.32 to CNF’s Form 10-K for the year ended December 31, 1998.*#)

10.22	Value Management Plan dated June 28, 1999. (Exhibit 10.33 to CNF’s Form 10-K for the year ended December 31, 1999.*#)

10.23	Amendment No. 1 dated June 28, 1999, to the Deferred Compensation Plan for Executives 1998 Restatement. (Exhibit 10.30 to CNF’s Form 10-K for the year ended December 31, 2002.*#)

10.24	Amendment No. 2 dated August 21, 2000, to the Deferred Compensation Plan for Executives 1998 Restatement. (Exhibit 10.31 to CNF’s Form 10-K for the year ended December 31, 2002.*#)

10.25	Amendment No. 3 dated January 1, 2001, to the Deferred Compensation Plan for Executives 1998 Restatement. (Exhibit 10.32 to CNF’s Form 10-K for the year ended December 31, 2002.*#)

10.26	Amendment No. 4 dated May 14, 2001, to the Deferred Compensation Plan for Executives 1998 Restatement. (Exhibit 10.33 to CNF’s Form 10-K for the year ended December 31, 2002.*#)

10.27	Amendment No. 5 dated December 4, 2001 to the Deferred Compensation Plan for Executives 1998 Restatement. (Exhibit 10.34 to CNF’s Form 10-K for the year ended December 31, 2002.*#)

10.28	Amendment No. 1 dated April 30, 1999, to the Amended and Restated Retirement Plan for Directors of CNF Transportation Inc. (Exhibit 10.35 to CNF’s Form 10-K for the year ended December 31, 2002.*#)

10.29	Amendment No. 1 dated December 13, 2000, to the CNF Inc. Executive Severance Plan. (Exhibit 10.39 to CNF’s Form 10-K for the year ended December 31, 2002.*#)

10.30	Amendment No. 2 dated April 30, 2000, to the CNF Inc. Executive Severance Plan. (Exhibit 10.40 to CNF’s Form 10-K for the year ended December 31, 2002.*#)

10.31	Amendment No. 3 dated December 4, 2001, to the CNF Inc. Executive Severance Plan. (Exhibit 10.41 to CNF’s Form 10-K for the year ended December 31, 2002.*#)

10.32	Amendment No. 1 dated August 21, 2000, to the Value Management Plan dated June 28, 1999.#

10.33	Amendment No. 2 dated January 29, 2001, to the Value Management Plan dated June 28, 1999.#

Exhibit No.
	10.34	Amendment No. 3 dated May 14, 2001, to the Value Management Plan dated June 28, 1999.#

	10.35	Amendment No. 4 dated December 4, 2001, to the Value Management Plan dated June 28, 1999. (Exhibit 10.42 to CNF’s Form 10-K for the year ended December 31, 2002.*#)

	10.36	Consulting Agreement between CNF Inc. and Gregory L. Quesnel dated February 18, 2004.

	10.37	CNF Inc. Summary of Incentive Compensation plans for 2004. #

(12.a)	Computation of ratios of earnings to fixed charges.

(12.b)	Computation of ratios of earnings to combined fixed charges and preferred stock dividends.

(18)	Preferability Letter of Independent Public Auditors related to the change in the measurement date for CNF’s pension plans from December 31 to November 30.

(21)	Significant Subsidiaries of CNF.

(23.1)	Consent of Independent Public Auditors.

(31)	Certification of Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional documents:

	99.1	CNF Inc. 2003 Notice of Annual Meeting and Proxy Statement filed on Form DEF 14A. (Only those portions referenced herein are incorporated in this Form 10-K. Other portions are not required and, therefore, are not “filed” as a part of this Form 10-K. *)

	99.2	Note Agreement dated as of July 17, 1989, between the ESOP, Consolidated Freightways, Inc. and the Note Purchasers named therein. (Exhibit 28.1 as filed on Form SE dated July 21, 1989*)

	99.3	Guarantee and Agreement dated as of July 17, 1989, delivered by Consolidated Freightways, Inc. (Exhibit 28.2 as filed on Form SE dated July 21, 1989*).

	99.4	Form of Restructured Note Agreement between Consolidated Freightways, Inc., Thrift and Stock Ownership Trust as Issuer and various financial institutions as Purchasers named therein, dated as of November 3, 1992. (Exhibit 28.4 to CNF’s Form 10-K for the year ended December 31, 1992*).

Footnotes to Exhibit Index

*	Previously filed with the Securities and Exchange Commission and incorporated herein by reference.
**	Incorporated by reference to indicated reports filed under the Securities Act of 1934, as amended, by Emery Air Freight Corporation File No. 1-3893.
#	Designates a contract or compensation plan for Management or Directors.