Form 10-Q
period 2004-03-31
CNF INC
filed 2004-05-07
CIK 23675

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---          SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2004

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
Yes  X   No
    ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  X   No
    ---     ----


          Number of shares of Common Stock, $.625 par value,
             outstanding as of April 30, 2004:  50,458,891



                               CNF INC.
                               FORM 10-Q
                      Quarter Ended March 31, 2004

_______________________________________________________________________



                                 INDEX



PART I.   FINANCIAL INFORMATION                                            Page

 Item 1. Financial Statements

          Consolidated Balance Sheets -
            March 31, 2004 and December 31, 2003                              3

          Statements of Consolidated Income -
            Three Months Ended March 31, 2004 and 2003                        5

          Statements of Consolidated Cash Flows -
            Three Months Ended March 31, 2004 and 2003                        6

          Notes to Consolidated Financial Statements                          7

 Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        17

 Item 3. Quantitative and Qualitative Disclosures about Market Risk          30

 Item 4. Controls and Procedures                                             31


PART II.  OTHER INFORMATION

 Item 1. Legal Proceedings                                                   32

 Item 4. Submission of Matters to a Vote of Security Holders                 33

 Item 6. Exhibits and Reports on Form 8-K                                    34

 Signatures                                                                  36

                     PART I. FINANCIAL INFORMATION



ITEM 1.  Financial Statements


                                CNF INC.
                      CONSOLIDATED BALANCE SHEETS
                         (Dollars in thousands)


                                              March 31,
                                                2004             December 31,
ASSETS                                       (Unaudited)             2003
------                                       -----------         ------------
Current Assets
        Cash and cash equivalents              $399,104             $321,460
        Trade accounts receivable, net          781,118              769,707
        Other accounts receivable                41,877               68,611
        Operating supplies, at lower of
          average cost or market                 15,510               14,333
        Prepaid expenses                         66,655               53,144
        Deferred income taxes                    99,929               89,440
                                             -----------         ------------
            Total Current Assets              1,404,193            1,316,695
                                             -----------         ------------

Property, Plant and Equipment, at Cost
        Land                                    157,930              159,645
        Buildings and leasehold improvements    794,501              792,289
        Revenue equipment                       652,159              652,818
        Other equipment                         373,297              373,034
                                             -----------         ------------
                                              1,977,887            1,977,786
        Accumulated depreciation
          and amortization                   (1,002,301)            (980,331)
                                             -----------         ------------
                                                975,586              997,455
                                             -----------         ------------

Other Assets
        Deferred charges and other
          assets (Note 3)                       126,613              130,324
        Capitalized software, net                67,858               68,589
        Goodwill, net                           240,685              240,671
                                             -----------         ------------
                                                435,156              439,584
                                             -----------         ------------

Total Assets                                 $2,814,935           $2,753,734
                                             ===========         ============



    The accompanying notes are an integral part of these statements.

                                CNF INC.
                      CONSOLIDATED BALANCE SHEETS
            (Dollars in thousands except per share amounts)


                                              March 31,
                                                2004             December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY         (Unaudited)             2003
                                             -----------         ------------
Current Liabilities
        Accounts payable                       $378,916             $354,401
        Accrued liabilities (Note 8)            338,227              320,250
        Accrued claims costs                    114,757              120,730
        Current maturities of long-term
          debt and capital leases                12,902               14,230
                                             -----------         ------------
            Total Current Liabilities           844,802              809,611

Long-Term Liabilities
        Long-term debt and guarantees
          (Note 6)                              541,116              554,981
        Long-term obligations under
          capital leases                        110,156              110,199
        Accrued claims costs                    109,418              114,793
        Employee benefits (Note 4)              291,363              269,318
        Other liabilities and deferred
          credits                                36,900               38,149
        Deferred income taxes                    29,697               37,875
                                             -----------         ------------
            Total Liabilities                 1,963,452            1,934,926
                                             ===========         ============

Commitments and Contingencies (Note 10)

Shareholders' Equity
        Preferred stock, no par value;
          authorized 5,000,000 shares:
          Series B, 8.5% cumulative,
          convertible, $.01 stated
          value; designated 1,100,000
          shares; issued 756,774 and
          763,674 shares, respectively                8                    8
        Additional paid-in capital,
          preferred stock                       115,098              116,147
        Deferred compensation,
          Thrift and Stock Plan                 (55,562)             (57,687)

            Total Preferred                  -----------         ------------
              Shareholders' Equity               59,544               58,468
                                             -----------         ------------
        Common stock, $.625 par value;
          authorized 100,000,000 shares;
          issued 56,469,708 and 56,436,981
          shares, respectively                   35,294               35,273
        Additional paid-in capital,
          common stock                          357,842              356,700
        Retained earnings                       590,157              570,751
        Deferred compensation,
          restricted stock                       (5,611)              (6,188)
        Cost of repurchased common stock
          (6,427,077 and 6,459,732 shares,
          respectively)                        (158,468)            (159,273)
                                             -----------         ------------
                                                819,214              797,263
        Accumulated Other
        ComprehensivE Loss (Note 5)             (27,275)             (36,923)
                                             -----------         ------------
            Total Common Shareholders'
              Equity                            791,939              760,340
                                             -----------         ------------
            Total Shareholders' Equity          851,483              818,808
                                             -----------         ------------
                Total Liabilities and
                  Shareholders' Equity       $2,814,935           $2,753,734
                                             ===========         ============


    The accompanying notes are an integral part of these statements.

                                CNF INC.
                   STATEMENTS OF CONSOLIDATED INCOME
                              (Unaudited)
            (Dollars in thousands except per share amounts)



                                                    Three Months Ended
                                                         March 31,
                                                2004                 2003
                                             -----------         ------------
REVENUES                                     $1,348,405           $1,206,241

Costs and Expenses
        Operating expenses (Note 3)           1,138,504            1,013,671
        Selling, general and
          administrative expenses               125,074              118,290
        Depreciation                             32,085               33,232
                                             -----------         ------------
                                              1,295,663            1,165,193

                                             -----------         ------------
OPERATING INCOME                                 52,742               41,048
                                             -----------         ------------

Other Income (Expense)
        Investment income                           727                  586
        Interest expense (Note 6)                (9,040)              (9,272)
        Miscellaneous, net                       (1,103)              (2,927)
                                             -----------         ------------
                                                 (9,416)             (11,613)

                                             -----------         ------------

Income Before Taxes                              43,326               29,435
        Income Tax Provision                     16,897               11,480
                                             -----------         ------------

Net Income                                       26,429               17,955
        Preferred Stock Dividends                 2,022                2,026
                                             -----------         ------------

NET INCOME AVAILABLE TO COMMON
  SHAREHOLDERS                                  $24,407              $15,929
                                             ===========         ============

Weighted-Average Common Shares
        Outstanding (Note 1)
          Basic                              49,835,663           49,396,071
          Diluted                            57,125,185           53,652,665

Earnings per Common Share (Note 1)
          Basic                                   $0.49                $0.32
                                             ===========         ============
          Diluted                                 $0.45                $0.30
                                             ===========         ============

    The accompanying notes are an integral part of these statements.

                                CNF INC.
                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                              (Unaudited)
                         (Dollars in thousands)

                                                    Three Months Ended
                                                         March 31,
                                                2004                 2003
                                             -----------         ------------

Cash and Cash Equivalents,
Beginning of Period                            $321,460             $270,404
                                             -----------         ------------

Operating Activities
Net income                                       26,429               17,955
Adjustments to reconcile net income to
    net cash provided by operating activities:
        Depreciation and amortization,
          net of accretion                       36,488               37,434
        Increase (Decrease) in deferred
          income taxes                           (9,116)               6,453
        Amortization of deferred compensation     3,187                2,471
        Provision for uncollectible accounts      3,004                2,835
        Equity in earnings of joint venture      (2,392)              (2,976)
        Loss on sales of property
          and equipment, net                        253                  873
        Loss from equity ventures                    --                1,370
        Changes in assets and liabilities:
          Receivables                           (11,062)              17,190
          Prepaid expenses                      (13,511)             (12,708)
          Accounts payable                       31,615               (6,307)
          Accrued liabilities, excluding
            accrued incentive compensation       18,978               38,787
          Accrued incentive compensation           (538)             (50,694)
          Accrued claims costs                  (11,348)              (8,094)
          Income taxes                           20,078                 (577)
          Employee benefits                      17,096                7,352
          Accrued aircraft lease
            return provision                        (14)             (23,656)
          Deferred charges and credits            6,893                6,467
          Other                                     388                 (635)
                                             -----------         ------------
  Net Cash Provided by Operating Activities     116,428               33,540
                                             -----------         ------------

Investing Activities
        Capital expenditures                    (12,895)             (44,866)
        Software expenditures                    (4,478)              (3,797)
        Proceeds from sales of
          property and equipment, net             2,706                  458
                                             -----------         ------------
  Net Cash Used in Investing Activities         (14,667)             (48,205)
                                             -----------         ------------

Financing Activities
        Net repayment of long-term debt,
          guarantees and capital leases         (14,096)             (10,024)
        Proceeds from exercise of stock
          options                                   433                1,327
        Payments of common dividends             (5,001)              (4,951)
        Payments of preferred dividends          (5,004)              (5,124)
                                             -----------         ------------
  Net Cash Used in Financing Activities         (23,668)             (18,772)
                                             -----------         ------------

  Net Cash Provided by (Used in)
    Continuing Operations                        78,093              (33,437)
                                             -----------         ------------
  Net Cash Provided by (Used in)
    Discontinued Operations                        (449)                 930
                                             -----------         ------------
  Increase (Decrease) in Cash
    and Cash Equivalents                         77,644              (32,507)
                                             -----------         ------------
Cash and Cash Equivalents, End of Period       $399,104             $237,897
                                             ===========         ============



    The accompanying notes are an integral part of these statements.

                                CNF INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Principal Accounting Policies

Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the accompanying consolidated financial statements of CNF Inc. and its wholly owned subsidiaries ("CNF") have been prepared by CNF, without audit by independent public accountants. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements included in CNF's 2003 Annual Report on Form 10-K.

As a result of adopting the revised FASB Interpretation No. 46, "Consolidation of Variable Interest Entities: an Interpretation of ARB No. 51," CNF was required to deconsolidate a wholly owned subsidiary trust effective in the quarter ended March 31, 2004, as more fully discussed below under " - New Accounting Standards," and Note 6, "Company-Obligated Mandatorily Redeemable Convertible Securities of CNF Trust 1."

Earnings per Share ("EPS")

Basic EPS is computed by dividing reported net income available to common shareholders by the weighted-average common shares outstanding. The calculation of diluted EPS is calculated as follows:


(Dollars in thousands except per                         Three Months Ended
share data)                                                    March 31,
                                                     -------------------------
                                                          2004         2003
                                                     ------------  -----------
Earnings:

 Net income available to common shareholders         $    24,407   $   15,929

 Add-backs:
  Dividends on preferred stock, net
   of replacement funding                                    308          324
  Interest expense on convertible
   subordinated debentures, net   of
   trust dividend income (Note 6)                    $       954   $       --
                                                     ------------  -----------
                                                     $    25,669   $   16,253
Shares:                                              ============  ===========
 Weighted-average common shares
  outstanding                                          49,835,663   49,396,071
 Stock options                                            601,625      487,615
 Series B preferred stock                               3,562,897    3,768,979
 Convertible subordinated debentures (Note 6)           3,125,000           --
                                                     ------------  -----------
                                                       57,125,185   53,652,665
                                                     ============  ===========

Diluted earnings per share                           $       0.45  $      0.30
                                                     ============  ===========

For the three months ended March 31, 2003, the convertible subordinated debentures were anti-dilutive. As a result, the assumed shares and related add-back to net income available to common shareholders under the if-converted method have been excluded from the calculation of diluted EPS. If the securities had been dilutive, the assumed shares from the convertible subordinated debentures under the if-converted method would have been 3,125,000 shares for the three months ended March 31, 2003.

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

The following table sets forth the effect on net income and earnings per share if CNF had applied the fair-value based method and recognition provisions of SFAS 123, " Accounting for Stock-Based
Compensation," to stock-based compensation:

(Dollars in thousands, except per share data)           Three months ended
                                                              March 31,
                                                     -------------------------
                                                           2004       2003
                                                     ------------  -----------

Net income available to common
 shareholders, as reported                           $    24,407   $   15,929
Additional compensation cost, net of
 tax, that would have been included in net
 income if the fair-value method had been
 applied                                                  (2,610)      (2,215)
                                                     ------------  -----------
Adjusted net income available to
 common shareholders as if the fair-value
 method had been applied                             $    21,797   $   13,714
                                                     ============  ===========
Earnings per share:
    Basic:
      As reported                                    $      0.49   $     0.32
                                                     ============  ===========
      Adjusted                                       $      0.44   $     0.28
                                                     ============  ===========
    Diluted:
      As reported                                    $      0.45   $     0.30
                                                     ============  ===========
      Adjusted                                       $      0.40   $     0.26
                                                     ============  ===========

These effects of applying SFAS 123 may not be indicative of future amounts.

Foreign Currency

CNF recognizes deferred taxes to reflect the effect of temporary differences between tax and book accounting on the translation of foreign subsidiary financial statements. Based on expectations in certain tax jurisdictions, CNF re-evaluated its assumptions regarding the repatriation of foreign earnings in the first quarter of 2004. CNF will no longer assume that past and future earnings of foreign subsidiaries are indefinitely reinvested. Accordingly, CNF in the first quarter of 2004 recorded a deferred tax asset of $9.4 million to recognize the associated tax effect of the accumulated foreign currency translation adjustment.

New Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities: an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires that all special-purpose entities be designated as either a voting-interest entity or a variable-interest entity ("VIE"). A VIE is an entity for which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the VIE to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary if it does not effectively disperse risks among parties involved. The primary beneficiary of a VIE is the party that absorbs a majority of the VIE's expected losses or receives a majority of its expected residual returns.

The implementation of FIN 46 was required for periods beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date for applying FIN 46 to VIEs created before February 1, 2003 until the end of the first interim period ending after December 15, 2003. In December 2003, the FASB revised FIN 46 ("FIN 46R") to incorporate certain revisions, including the requirement to disregard certain rights in determining whether an entity is the primary beneficiary in a VIE. Under FIN 46R, CNF is not the primary beneficiary of CNF Trust 1 (the "Trust"), a wholly owned subsidiary, and CNF was therefore required to deconsolidate the Trust effective in the quarter ended March 31, 2004. Accordingly, CNF's 5% convertible subordinated debentures held by the Trust have been included in long-term debt, as more fully discussed in Note 6, "Company-Obligated Mandatorily Redeemable Convertible Securities of CNF Trust 1."

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


(Dollars in thousands)                                   Three months ended
                                                              March 31,
                                                     --------------------------
                                                           2004       2003
Revenues                                             ------------  ------------
 Con-Way Transportation Services                     $   593,844   $   519,108

 Menlo Worldwide
   Forwarding                                            501,517       445,622
   Logistics                                             252,790       241,502
                                                     ------------  ------------
                                                         754,307       687,124
 CNF Other                                                   254             9
                                                     ------------  ------------
                                                     $ 1,348,405   $ 1,206,241
                                                     ============  ============
Inter-segment Revenue Eliminations by Segment
 Con-Way Transportation Services                     $     1,294   $       110
 Menlo Worldwide
   Forwarding                                              2,547            72
   Logistics                                                  --         1,675
                                                     ------------  ------------
                                                           2,547         1,747
 CNF Other                                                 6,100         5,141
                                                     ------------  ------------
                                                     $     9,941   $     6,998
                                                     ============  ============
Revenues before Inter-segment Eliminations
 Con-Way Transportation Services                     $   595,138   $   519,218

 Menlo Worldwide
   Forwarding                                            504,064       445,694
   Logistics                                             252,790       243,177
                                                     ------------  ------------
                                                         756,854       688,871
 CNF Other                                                 6,354         5,150
 Inter-segment Revenue Eliminations                       (9,941)       (6,998)
                                                     ------------  ------------
                                                     $ 1,348,405   $ 1,206,241
                                                     ============  ============
 Operating Income (Loss)
  Con-Way Transportation Services                    $    51,105   $    37,192

  Menlo Worldwide
   Forwarding                                             (6,409)       (5,431)
   Logistics                                               6,506         6,036
   Other                                                   2,392         2,976
                                                     ------------  ------------
                                                           2,489         3,581
  CNF Other                                                 (852)          275
                                                     ------------  ------------
                                                     $    52,742   $    41,048
                                                     ============  ============

Terrorist Attacks

In response to the September 11, 2001 terrorist attacks, the U.S. Congress passed the Air Transportation Safety and System Stabilization Act (the "Act"), a $15 billion emergency economic assistance package intended to mitigate financial losses in the air carrier industry. The legislation provided for $5 billion in direct loss reimbursement and other financial assistance. In March 2002, Forwarding received an initial $11.9 million payment under the Act, resulting in a $9.9 million first-quarter net gain in 2002. In March 2003, Forwarding received a final payment of $7.5 million, resulting in a $7.2 million first-quarter net gain in 2003.

3.   Investment in Unconsolidated Joint Venture

Vector SCM ("Vector") is a joint venture formed with General Motors ("GM") in December 2000 for the purpose of providing logistics management services on a global basis for GM, and ultimately for customers in addition to GM. Although Menlo Worldwide, LLC ("MW") owns a majority interest in Vector, MW's portion of Vector's operating results are reported in the Menlo Worldwide Other reporting segment as an equity-method investment based on GM's ability to control certain operating decisions. Vector is organized as a limited liability company that has elected to be taxed as a partnership. Therefore, the joint venture partners are responsible for income taxes applicable to their share of Vector's taxable income. MW's portion of Vector's net income, which is reported as a reduction of operating expenses in the accompanying Statements of Consolidated Income, does not include any provision for income taxes that will be incurred by CNF. MW's undistributed earnings from Vector at March 31, 2004 and December 31, 2003, before provision for CNF's related parent income taxes, was $25.0 million and $22.6 million, respectively.

Vector participates in CNF's centralized cash management system, and, consequently, Vector's domestic trade accounts payable are paid by CNF and settled through Vector's affiliate accounts with CNF. In addition, excess cash balances in Vector's bank accounts, if any, are invested by CNF and settled through affiliate accounts, which earn interest income based on a rate earned by CNF's cash-equivalent investments. As a result of Vector's excess cash invested by CNF, Vector's affiliate receivable from CNF as of March 31, 2004 and December 31, 2003 was $18.0 million and $16.0 million, respectively.

As required by the Vector Agreements, CNF provides Vector with a $20 million line of credit for Vector's working capital and capital expenditure requirements. Under the credit facility, which matures on December 13, 2005, Vector may obtain loans with an annual interest rate based on the rate CNF pays under its $385 million revolving credit facility. CNF provides a portion of its $20 million credit commitment to Vector through CNF's guarantee of $7.5 million of uncommitted local currency overdraft facilities available to Vector by international banks. At March 31, 2004, there was no balance outstanding under Vector's uncommitted local currency overdraft facilities and no borrowings were directly payable to CNF. At December 31, 2003, Vector owed $5.8 million under the uncommitted local currency overdraft facilities and no borrowings were directly payable to CNF.

CNF's capital transactions with Vector, including cash advances to and from Vector under CNF's centralized cash management system and credit facility described above, are reported as adjustments to MW's investment in Vector in Deferred Charges and Other Assets in CNF's Consolidated Balance Sheets.


4.   Employee Benefit Plans

During the first quarter of fiscal 2004, CNF adopted the interim disclosure provisions of SFAS No. 132R, "Employers' Disclosure about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements No. 87, 88 and 106 and a Revision of FASB Statement No. 132." This statement revises employers' disclosures about pension plans and other postretirement benefits.

The following table summarizes the components of net periodic benefit expense for CNF for the three months ended March 31:


                                    Pension Plans        Postretirement Plan
                                 --------------------   --------------------
(Dollars in thousands)             2004        2003        2004      2003
                                 ---------  ---------   ---------  ---------
Service cost - benefits
 earned during the quarter       $ 15,391   $ 10,965    $    488   $    457
Interest cost on benefit
 obligation                        15,852     12,495       1,477      1,384
Expected return on plan
 assets                           (15,575)   (10,391)         --         --
Net amortization and
 deferral                           2,137      2,269          69         65
                                 ---------  ---------   ---------  ---------
  Net benefit expense            $ 17,805   $ 15,338    $  2,034   $  1,906
                                 =========  =========   =========  =========

During the first quarter, CNF revised its forecasted contribution to its defined benefit pension plans. At this time, CNF plans to contribute $90 million to the plans during 2004.

5.  Comprehensive Income

Comprehensive income, which is a measure of all changes in equity except those resulting from investments by owners and distributions to owners, was as follows:

                                                         Three months ended
                                                              March 31,
                                                     --------------------------
                                                          2004         2003
(Dollars in thousands)                               ------------  ------------

Net income                                           $    26,429   $    17,955

Other comprehensive income (loss), net of tax:
 Unrealized loss on marketable securities                   (211)           --
 Change in fair value of cash flow
  hedge (Note 9)                                              --            93
 Foreign currency translation
  adjustment (Note 1)                                      9,859            18
                                                     ------------  ------------
                                                           9,648           111
                                                     ------------  ------------
Comprehensive income                                 $    36,077   $    18,066
                                                     ============  ============


The following is a summary of the components of Accumulated Other
Comprehensive Loss, net of tax:

                                                       March 31,   December 31,
(Dollars in thousands)                                    2004        2003
                                                     ------------  ------------
Unrealized gain on marketable
 securities                                          $     1,833   $     2,044
Accumulated foreign currency
 translation adjustments (Note 1)                         (9,480)      (19,339)
Minimum pension liability adjustment                     (19,628)      (19,628)
                                                     ------------  ------------
  Accumulated other comprehensive loss               $   (27,275)  $   (36,923)
                                                     ============  ============


6.  Company-Obligated Mandatorily Redeemable Securities of CNF Trust 1

On June 11, 1997, CNF Trust I (the "Trust"), a Delaware business trust wholly owned by CNF, issued 2,500,000 of its $2.50 Term Convertible Securities, Series A ("TECONS") to the public for gross proceeds of $125 million. The combined proceeds from the issuance of the TECONS and the issuance to CNF of the common securities of the Trust were invested by the Trust in $128.9 million aggregate principal amount of 5% convertible subordinated debentures due June 1, 2012 (the "Debentures") issued by CNF. The Debentures are the sole assets of the Trust. The Trust pays interest on the TECONS and receives interest on the Debentures due from CNF. Excess interest income is paid to CNF as the common stockholder of the Trust.

Holders of the TECONS are entitled to receive cumulative cash distributions at an annual rate of $2.50 per TECONS (equivalent to a rate of 5% per annum of the stated liquidation amount of $50 per TECONS). Each TECONS is convertible at any time prior to the close of business on June 1, 2012 at the option of the holder into shares of CNF's common stock at a conversion rate of 1.25 shares of CNF's common stock for each TECONS, subject to adjustment in certain circumstances. The TECONS do not have a stated maturity date, although they are subject to mandatory redemption upon maturity of the Debentures on June 1, 2012, or upon earlier redemption. CNF has guaranteed, on a subordinated basis, distributions and other payments due on the TECONS, to the extent the Trust has funds available therefore and subject to certain other limitations (the "Guarantee"), as more fully discussed in
Note 9, "Preferred Securities of Subsidiary Trust," of Item 8, "Financial Statements and Supplementary Data," in CNF's 2003 Annual Report on Form 10-K.

The Debentures are redeemable for cash, at the option of CNF, in whole or in part, on or after June 1, 2000 at a price equal to 103.125% of the principal amount, declining annually to par if redeemed on or after June 1, 2005, plus accrued and unpaid interest. Upon any redemption of the Debentures, a like aggregate liquidation amount of TECONS will be redeemed. On conversion of a TECONS by the holder, a like amount of Debentures would be converted on behalf of the TECONS holder, and CNF would then deliver the fixed number of shares of CNF common stock into which the Debentures are convertible.

On April 30, 2004, CNF announced that it intends to redeem the Debentures on June 1, 2004, as more fully discussed below in Note 7, "Debt." The proceeds from the redemption of the Debentures will be applied by the Trust to simultaneously redeem all of the outstanding TECONS and all of the outstanding common securities.

Prior to the required deconsolidation of the Trust under FIN 46R, as described in Note 1 "Principal Accounting Policies - New Accounting Standards," CNF reported the TECONS as a mezzanine security ("Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Convertible Debentures of the Company") with cash distributions reported as a non-operating expense. Under FIN 46R, CNF's consolidated financial statements, for all periods presented, reflect the deconsolidation of the Trust. Accordingly, long-term debt and interest expense reflect the obligation and interest cost, respectively, of the Debentures described above. CNF's $3.9 million interest in the common securities of the Trust is reported as an investment in Deferred Charges and Other Assets while dividend income on the common securities are reported by CNF as non-operating income. Adoption of FIN 46R did not have a material effect on results of operations in the periods presented, as dividends paid to holders of the TECONS are equal to the amount by which CNF's interest expense on the Debentures exceeds dividend income earned by CNF on the common securities of the Trust.


7.  Debt

Senior Debentures due 2034

On April 27, 2004, CNF issued $300 million of 6.70% Senior Debentures due 2034 ("Senior Debentures") in a private placement for proceeds of $290.0 million, net of a $7.4 million discount and $2.6 million of underwriting costs. CNF intends to use the net proceeds to redeem $128.9 million of Convertible Subordinated Debentures on June 1, 2004, to repurchase from time to time or pay at maturity, $100 million of 7.35% Notes due 2005, and for working capital and general corporate purposes. CNF's Convertible Subordinated Debentures, which are held by a wholly owned subsidiary trust, are more fully discussed above in Note 6, "Company-Obligated Mandatorily Redeemable Securities of CNF Trust 1."

The Senior Debentures bear interest at the rate of 6.70% per year, payable semi-annually on May 1 and November 1 of each year, beginning on November 1, 2004. CNF may redeem the Senior Debentures, in whole or in part, on not less than 30 nor more than 60 days' notice, at a redemption price equal to the greater of (1) the principal amount being redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Debentures being redeemed, discounted at the redemption date on a semiannual basis at the Treasury rate payable on an equivalent debenture plus 35 basis points. The Senior Debentures were issued under an indenture that restricts CNF's ability, with certain exceptions, to incur debt secured by liens.

The Senior Debentures were sold only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. The Senior Debentures have not been registered under the Securities Act or any applicable state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements. CNF has entered into a registration rights agreement in which CNF has agreed to file within 90 days of April 27, 2004 a registration statement with the Securities and Exchange Commission to register resales of the notes within 90 days of the closing date. CNF will be required to pay additional interest if the registration statement is not filed within the required period, it is not effective on or before the 180th day after April 27, 2004 or under certain other circumstances.

Thrift and Stock Plan Notes

CNF guarantees the notes issued by CNF's Thrift and Stock Plan
("TASP"), as more fully discussed in Note 6, "Debt and Other Financing Arrangements," of Item 8, "Financial Statements and Supplementary
Data," included in CNF's 2003 Annual Report on Form 10-K.

As of March 31, 2004, there was $27.7 million aggregate principal amount of Series A TASP notes outstanding and $62.0 million of Series B TASP notes outstanding. Holders of the Series B notes issued by CNF's TASP have the right to require CNF to repurchase those notes if, among other things, both Moody's and Standard & Poor's have publicly rated CNF's long-term senior debt at less than investment grade unless, within 45 days, CNF shall have obtained, through a guarantee, letter of credit or other permitted credit enhancement or otherwise, a credit rating for such notes of at least "A" from Moody's or Standard & Poor's (or another nationally recognized rating agency selected by the holders of such notes) and shall maintain a rating on such notes of "A" or better thereafter.

Following CNF's private placement of debentures in April 2004, as described above, Moody's and Standard & Poors affirmed their investment-grade ratings on CNF's senior unsecured debt. Also, Moody's upgraded its outlook to "stable" from "negative."


8.  Restructuring Plans

2001 Restructuring Plan

In June 2001, Forwarding began an operational restructuring to align it with management's estimates of future business prospects for domestic heavy air freight and address changes in market conditions. CNF announced in December 2001 that Forwarding would utilize aircraft operated by other air carriers instead of EWA operating its own fleet of aircraft, and that EWA would permanently cease air carrier operations. As a result, EWA terminated the employment of all of its pilots and crew members. Those pilots and crew members are represented by the Air Line Pilots Association ("ALPA") union under a collective bargaining agreement. Subsequently, ALPA filed a grievance on behalf of the pilots and crew members protesting the cessation of EWA's air carrier operations and Forwarding's use of other air carriers. The ALPA matters are the subject of litigation in U.S. District Court and, depending on the outcome of that litigation, may be subject to binding arbitration. Based on CNF's current evaluation, management believes that it has provided for its estimated exposure related to the ALPA matters. However, there can be no assurance in this regard as CNF cannot predict with certainty the ultimate outcome of these matters.

Forwarding's restructuring reserves for aircraft and other costs increased to $35.5 million at March 31, 2004 from $34.8 million at December 31, 2003, primarily due to proceeds from sales of aircraft and equipment, partially offset by payments of restructuring-related obligations. None of the 37 aircraft that were grounded in connection with Forwarding's restructuring plan remained under lease as of March 31, 2004. Restructuring reserves at March 31, 2004 consisted primarily of CNF's estimated exposure related to the labor matters described above, as well as other estimated remaining restructuring-related obligations.

Refer to Note 3, "Restructuring Plans," of Item 8, "Financial
Statements and Supplementary Data," included in CNF's 2003 Annual
Report on Form 10-K for a more detailed discussion of Forwarding's 2001 restructuring plan.


2003 Restructuring Plan

In response to continued declines in North American air freight revenue, Forwarding continued restructuring its operations in the fourth quarter of 2003, primarily to reduce the costs of its North American freight service center network. Under the restructuring plan, nine service centers were closed in markets for which Forwarding believes it can utilize cartage agents to transport customer shipments more cost effectively. In connection with the restructuring plan, Forwarding recognized a $7.8 million charge in the fourth quarter of 2003, primarily for the accrual of future lease payments on closed facilities and employee termination costs. Forwarding's reserves related to the 2003 restructuring plan declined to $3.7 million at March 31, 2004, from $6.6 million at December 31, 2003, due to cash payments related to employee terminations and lease payments on closed facilities. These payments are reflected in Forwarding's cash flows when paid but will not be included in Forwarding's future operating expenses as these costs were accrued in connection with the restructuring charge. In addition to actions taken in connection with the restructuring charge, Forwarding's restructuring plan also included the renegotiation of contracts with third-party cartage agents and other service providers.

9.  Derivative Instruments and Hedging Activities

Under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, CNF records derivative instruments on the balance sheet as either an asset or liability measured at fair value with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met. Qualifying hedges allow a derivative's gain or loss to offset related results on the hedged item in the income statement or be deferred in Other Comprehensive Income
(Loss) until the hedged item is recognized in earnings.

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

At March 31, 2004, CNF held two interest rate swap derivatives that were initially entered into as cash flow hedges to mitigate the effects of interest rate volatility on floating-rate operating lease payments. In connection with Forwarding's 2001 restructuring plan, hedge accounting was discontinued for these interest rate swap derivatives when EWA settled floating-rate operating leases hedged with the
interest rate swaps.   In the first quarter of 2004, decreases in the
estimated fair value of these freestanding interest rate swap derivatives were reported as decreases in Other Assets in the Consolidated Balance Sheets and as a non-operating loss of $0.3 million.

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

Prior to the enactment in April 2004 of the Pension Funding Equity Act of 2004, if the multiemployer funds had asserted such claims against CNF, CNF would have had a statutory obligation to make cash payments to the funds prior to any arbitral or judicial decisions on the funds' determinations. Under the facts related to the CFC withdrawals and the law in effect after enactment of the Pension Funding Equity Act of 2004, CNF would no longer be required to make such payments to the multiemployer funds unless and until final decisions in arbitration proceedings, or in court, upheld the funds' determinations.

As a result of the matters discussed above, CNF can provide no assurance that matters relating to the spin-off of CFC and CFC's bankruptcy will not have a material adverse effect on CNF's financial condition, cash flows or results of operations.

Other

CNF is a defendant in various lawsuits incidental to its businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material impact on CNF's financial condition, cash flows, or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (referred to as "Management's Discussion and Analysis") is intended to assist in the understanding and assessment of the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of CNF and its subsidiaries. This discussion and analysis should be read in conjunction with the information included in CNF's 2003 Annual Report on Form 10-K.

CNF provides supply chain management services for commercial and industrial shipments by land, air and sea throughout the world. CNF's principal businesses consist of Con-Way and the Menlo Worldwide group of businesses. However, for financial reporting purposes, CNF is divided into five reporting segments. The operating results of Con-Way, primarily a provider of regional less-than-truckload ("LTL") freight services, are reported as one reporting segment while Menlo Worldwide is divided into three reporting segments: Forwarding, primarily a global provider of air freight and ocean forwarding services; Logistics, a provider of integrated contract logistics solutions; and Menlo Worldwide Other, which consists of Vector, a joint venture with General Motors ("GM") that serves as the lead logistics manager for GM. Also, certain corporate activities and the results of Road Systems, a trailer manufacturer, are reported in the separate CNF Other reporting segment.

CNF's operating results are generally expected to depend on the number and weight of shipments transported, the prices received on those shipments, and the mix of services provided to customers, as well as the fixed and variable costs incurred by CNF in providing the services and the ability to manage those costs under changing shipment levels. Con-Way and Forwarding primarily transport shipments through freight service center networks while Logistics and Vector manage the logistics functions of their customers and primarily utilize third-party transportation providers for the movement of customer shipments.


                         RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

CNF's net income available to common shareholders in the first quarter of 2004 was $24.4 million ($0.45 per diluted share), a 53.2% increase from $15.9 million ($0.30 per diluted share) in the first quarter of 2003, which included a $7.2 million pre-tax net gain ($4.4 million after-tax or $0.08 per diluted share) from a payment under the Air Transportation Safety and System Stabilization Act (the "Stabilization Act").

The following table compares operating results (dollars in thousands, except per share amounts) for the three months ended March 31:

                                                  2004           2003
                                              ------------  ------------
 Revenues                                     $ 1,348,405   $ 1,206,241
 Operating Income                                  52,742        41,048
 Net Income Available to Common Shareholders       24,407        15,929
 Diluted Earnings per Share                          0.45          0.30

CNF's revenue in the first quarter of 2004 increased to $1.3 billion, an 11.8% increase over the same period last year, as both Con-Way and the Menlo Worldwide group of businesses achieved continued revenue growth amid improved global economic conditions. Consolidated operating income rose to $52.7 million, a 28.5% increase over the first quarter of 2003, due principally to significantly higher operating income from Con-Way. The collective first-quarter operating income of the Menlo Worldwide companies fell to $2.5 million in 2004 from $3.6 million in 2003; however, the prior-year first quarter benefited from Forwarding's $7.2 million net gain from the Stabilization Act payment.

Con-Way's operating income grew 37.4% in the first quarter of 2004 to $51.1 million, due principally to operating leverage and a 14.4% increase in revenue. Operating results at Menlo Worldwide also benefited from revenue growth. In the first quarter of 2004, Forwarding reported a 12.5% increase in revenue and a $6.4 million operating loss. Although Forwarding's first-quarter revenue was still insufficient to cover its costs, the first-quarter operating loss increased by only $1.0 million from the same quarter last year despite the prior-year benefit from the $7.2 million net gain described above.

Excluding the Stabilization Act payment in last year's first quarter, Forwarding reduced its first-quarter operating loss in 2004. Logistics first-quarter revenue in 2004 rose 4.7% from the prior year while operating income rose 7.8%. Vector's first-quarter 2004 operating income of $2.4 million, which declined from $3.0 million in the first quarter of 2003, reflects compensation earned under amended agreements with GM, its joint venture partner and customer.

Other net expense of $9.4 million in the first quarter of 2004 declined 18.9% from the same period last year due in part to a $1.3 million favorable impact from changes in the cash-surrender value of corporate-owned life insurance policies. Also, the prior-year first quarter was adversely affected by equity venture losses of $1.4 million.

CON-WAY TRANSPORTATION SERVICES

The following table compares operating results (dollars in thousands), operating margins, and the percentage increase in selected operating statistics of the Con-Way reporting segment for the three months ended March 31:

                                                  2004           2003
                                             ------------  ------------
Summary of Operating Results
  Revenues                                   $   593,844   $   519,108
  Operating Income                                51,105        37,192
  Operating Margin                                   8.6%          7.2%

                                             2004 vs.2003
                                             ------------
Selected Regional-Carrier
 Operating Statistics
  Revenue per day                                  +11.3%
  Yield                                             +0.5
  Weight per day:
   Less-than-truckload                             +10.0
   Total                                           +10.7

Con-Way's revenue in the first quarter of 2004 rose 14.4% due to higher revenue from Con-Way's regional carriers and continued growth from Con-Way's asset-light businesses, which include Con-Way NOW, Con-Way Logistics, and Con-Way Air Express. Revenue per day from the regional carriers rose 11.3% from the first quarter of 2003 on a 10.7% increase in weight per day ("weight"), which was due primarily to comparatively better economic conditions in the U.S. First-quarter revenue per hundredweight ("yield") in 2004 was positively affected by continued growth in interregional joint services, which typically command higher rates on longer lengths of haul, but was adversely affected by a 2.8% increase in weight per shipment. Rates typically decline when weight per shipment increases, as freight with a higher weight per shipment typically has a lower transportation cost per unit of weight. In the first quarter of 2004, Con-Way's asset-light businesses increased revenue by 95.9% over the first quarter of 2003. Con-Way defines "asset-light" businesses as those that require a comparatively smaller capital investment than its LTL operations.

Con-Way's first-quarter operating income in 2004 increased 37.4%, due primarily to higher revenue from the regional carriers, as well as revenue growth from Con-Way's asset-light businesses, which reduced their collective net operating loss in the first quarter of 2004 by 62.6% over the prior-year period. The improvement in Con-Way's operating margin in the first quarter of 2004 reflects operating leverage, as Con-Way's regional carrier service center network accommodated additional shipments with proportionally smaller cost increases. First-quarter operating income in 2004 was adversely affected by employee costs, which rose 13.4% from the prior year.

MENLO WORLDWIDE

For financial reporting purposes, the Menlo Worldwide group is divided into three reporting segments: Forwarding, Logistics, and Menlo Worldwide Other. Vector SCM, a joint venture with GM, is reported in the Menlo Worldwide Other segment as an equity-method investment. In the first quarter of 2004, the Menlo Worldwide group of businesses reported revenue of $754.3 million and operating income of $2.5 million.

FORWARDING

The following table compares operating results (dollars in thousands), operating margins, and the percentage increase (decrease) in selected operating statistics of the Forwarding reporting segment for the three months ended March 31:

                                                  2004          2003
                                             ------------  ------------

Summary of Operating Results
 Revenues                                    $   501,517   $   445,622
 Operating Loss                                   (6,409)       (5,431)
 Operating Margin                                   -1.3%         -1.2%

  Item affecting comparability of
   operating loss:
    Net gain from a payment under the
    Air Transportation Safety and                     --   $     7,230
    System Stabilization Act

                                             2004 vs.2003
                                             ------------
Selected Air Freight Operating
 Statistics
  International
   Revenue per day                                 +14.5%
   Weight per day                                  +20.4
   Yield                                            -4.8
  North America
   Revenue per day                                  +0.8
   Weight per day                                   +7.2
   Yield                                            -6.0

Forwarding's revenue in the first quarter of 2004 grew 12.5% over the first quarter of 2003, primarily due to a significant increase in international air freight revenue and a slight increase in North
American air freight revenue.   Forwarding's first quarter in 2004
included one more working day than the same quarter of last year. International air freight revenue per day increased 14.5% over the first quarter of 2003 as a 20.4% increase in international average pounds per day ("weight") was partially offset by a 4.8% decline in
international air freight revenue per pound ("yield").   Weight in the
first quarter of 2004 benefited from improved global economic conditions, which contributed to improved business levels in the Asian, European, and Latin American markets. The decline in international yield was due in part to reduced volumes of higher-yield military supply business, which benefited the first quarter of 2003, and to a greater percentage of lower-yield delivery services in the first quarter of 2004. Excluding the positive effect of higher fuel surcharges, first-quarter international yield fell 5.7% from the same quarter last year. North American air freight revenue per day in the first quarter of 2004 increased 0.8% over the same period last year as a 7.2% increase in weight was mostly offset by a 6.0% decline in yield. Growth in North American weight in the first quarter of 2004 was largely due to improved economic conditions in the U. S., while the decline in North American yield was primarily due to a greater percentage of lower-yield deferred delivery services. Forwarding's efforts to increase second-day and deferred delivery services contributed to a higher percentage of lower-yield delivery services in the first quarter of 2004. Excluding the yield-enhancing effect of higher fuel surcharges, North American yield in the first quarter of 2004 declined 7.7% from the first quarter of 2003.

Forwarding's first-quarter operating loss increased to $6.4 million in 2004 from $5.4 million in 2003, largely due to a first-quarter prior-year net gain of $7.2 million from the Stabilization Act payment, as more fully discussed below under " - Terrorist Attacks." Excluding last year's net gain from the Stabilization Act payment, Forwarding reduced its first-quarter operating loss in 2004 principally from growth in air freight revenue and cost reductions to the North American service center network. Forwarding's international gross margin as a percentage of international air freight revenue in the first quarter of 2004 fell from the same period last year, primarily due to reduced volumes of higher-yield military supply business, which benefited gross margins in the first quarter of 2003. The decline in the international gross margin as a percentage of revenue was partially offset by cost reductions to the North American service center network in the fourth quarter of 2003, as more fully discussed below under "-Restructuring Plans-2003 Restructuring Plan." Forwarding's first-quarter operating loss in the prior year reflects costs for reducing and reconfiguring elements of the North American service center network. Management will continue to focus on increasing the revenue and operating margins of its variable-cost-based international operations and, in North America, will continue its efforts to align its costs with revenues.

        Restructuring Plans

2001 Restructuring Plan

In June 2001, Forwarding began an operational restructuring to align it with management's estimates of future business prospects for domestic heavy air freight and address changes in market conditions. CNF announced in December 2001 that Forwarding would utilize aircraft operated by other air carriers instead of EWA operating its own fleet of aircraft, and that EWA would permanently cease air carrier operations. As a result, EWA terminated the employment of all of its pilots and crew members. Those pilots and crew members are represented by the Air Line Pilots Association ("ALPA") union under a collective bargaining agreement. Subsequently, ALPA filed a grievance on behalf of the pilots and crew members protesting the cessation of EWA's air carrier operations and Forwarding's use of other air carriers. The ALPA matters are the subject of litigation in U.S. District Court and, depending on the outcome of that litigation, may be subject to binding arbitration. Based on CNF's current evaluation, management believes that it has provided for its estimated exposure related to the ALPA matters. However, there can be no assurance in this regard as CNF cannot predict with certainty the ultimate outcome of these matters.

Forwarding's restructuring reserves for aircraft and other costs increased to $35.5 million at March 31, 2004 from $34.8 million at December 31, 2003, primarily due to proceeds from sales of aircraft and equipment, partially offset by payments of restructuring-related obligations. None of the 37 aircraft that were grounded in connection with Forwarding's restructuring plan remained under lease as of March 31, 2004. Restructuring reserves at March 31, 2004 consisted primarily of CNF's estimated exposure related to the labor matters described above, as well as other estimated remaining restructuring-related obligations.

Refer to Note 3, "Restructuring Plans," of Item 8, "Financial
Statements and Supplementary Data," included in CNF's 2003 Annual
Report on Form 10-K for a more detailed discussion of Forwarding's 2001 restructuring plan.


2003 Restructuring Plan

In response to continued declines in North American air freight revenue, Forwarding continued restructuring its operations in the fourth quarter of 2003, primarily to reduce the costs of its North American freight service center network. Under the restructuring plan, nine service centers were closed in markets for which Forwarding believes it can utilize cartage agents to transport customer shipments more cost effectively. In connection with the restructuring plan, Forwarding recognized a $7.8 million charge in the fourth quarter of 2003, primarily for the accrual of future lease payments on closed facilities and employee termination costs. Forwarding's reserves related to the 2003 restructuring plan declined to $3.7 million at March 31, 2004, from $6.6 million at December 31, 2003, due to cash payments related to employee terminations and lease payments on closed facilities. These payments are reflected in Forwarding's cash flows when paid but will not be included in Forwarding's future operating expenses as these costs were accrued in connection with the restructuring charge. In addition to actions taken in connection with the restructuring charge, Forwarding's restructuring plan also included the renegotiation of contracts with third-party cartage agents and other service providers. Management estimates that all actions taken under the restructuring plan will reduce annual operating expenses in 2004 by $20 million with no adverse effect on revenue levels or the quality and coverage of delivery service.

Forwarding's restructuring charges recognized during 2001 and 2003 reflect CNF's estimate of the costs of the related restructuring activities. CNF believes that these estimates are adequate to cover these costs based on information currently available and assumptions management believes are reasonable under the circumstances. However, there can be no assurance that actual costs will not differ from this estimate, and that difference would be recognized as additional expense or income in the period when and if that determination can be made.

     Terrorist Attacks

In response to the September 11, 2001 terrorist attacks, the U.S. Congress passed the Air Transportation Safety and System Stabilization Act (the "Act"), a $15 billion emergency economic assistance package intended to mitigate financial losses in the air carrier industry. The legislation provided for $5 billion in direct loss reimbursement and other financial assistance. In March 2002, Forwarding received an $11.9 million payment under the Act, resulting in a $9.9 million first-quarter net gain in 2002. In March 2003, Forwarding received a final payment of $7.5 million, resulting in a $7.2 million first-quarter net gain in 2003.

Forwarding is not able to accurately quantify how the events of September 11, or any subsequent terrorist activities, will affect the global economy, governmental regulation, the air transportation industry, Forwarding's costs of providing air freight services and the demand for Forwarding's air freight services. However, Forwarding believes that any additional security measures that may be required by future regulations could result in additional costs and could have an adverse effect on its operations and service.

LOGISTICS

The following table compares operating results (dollars in thousands) and operating margins of the Logistics reporting segment for the three months ended March 31:

                                                  2004          2003
                                             ------------  ------------

Summary of Operating Results
  Revenues                                   $   252,790   $   241,502
  Operating Income                                 6,506         6,036
  Operating Margin                                   2.6%          2.5%


Logistics' revenue in the first quarter of 2004 increased 4.7% from the first quarter of 2003, principally due to an increase in warehouse management services. Revenue from carrier management services in the first quarter of 2004 was essentially unchanged despite the loss of a significant customer in the fourth quarter of 2003, a division of a large company that terminated the logistics outsourcing arrangements at many of its divisions. The customer accounted for 4.2% of Logistics' revenue in the first quarter of 2003 but was among Logistics' lowest-margin accounts. Logistic's operating income in the first quarter of 2004 grew 7.8%, due largely to higher revenue.

A portion of Logistics' revenue is attributable to contracts for which Logistics manages the transportation of freight but subcontracts the actual transportation and delivery of products to third parties. Logistics refers to this as purchased transportation. Logistics' net revenue (revenue less purchased transportation) in the first quarter of 2004 was $76.3 million, an increase from $74.0 million in the first quarter of 2003.


MENLO WORLDWIDE OTHER

The Menlo Worldwide Other reporting segment consists of the results of Vector, a joint venture formed with GM in December 2000 for the purpose of providing logistics management services on a global basis for GM, and ultimately for customers in addition to GM. Prior to the amendments described below, agreements pertaining to Vector (collectively, "Vector Agreements") provided that Vector would be compensated by sharing in efficiency gains and cost savings achieved through the implementation of Approved Business Cases ("ABCs") and other special projects in GM's North America region and GM's three international regions. An ABC is a project, developed with and approved by GM, aimed at reducing costs, assuming operational responsibilities, and/or achieving operational changes.

In August 2003, the Vector Agreements were amended, primarily to expedite the transition of logistics management services in the North America region from GM to Vector. The amendments changed the compensation principles for GM's North American logistics operations, revised the allocation of Vector's profit between GM and MW, and modified the formula for the valuation of Vector in the event that MW exercises its Put Right, as described below.

The amendments to the Vector Agreements provide for Vector to be compensated for its management of logistics for all of GM's North America operations rather than through its sharing in efficiency gains and cost savings under individual and separately approved ABCs in North America. In each year of a five-year period retroactive to January 1, 2003, Vector will be compensated with a management fee based on shipment volumes and can earn additional compensation if certain performance criteria are achieved. In accordance with GAAP, compensation under the volume-based management fee will be recognized as vehicles are shipped while performance-based compensation will not be recognized until specified levels of cost savings are achieved, which will generally not be determinable until the fourth quarter of each contract year. Vector will also be compensated by GM for its direct and administrative costs in North America, subject to certain limitations.

The amended Vector Agreements also increase MW's allocation of profit and loss from 80% to 85%. Although MW owns a majority equity interest, the operating results of Vector are reported as an equity-method investment based on GM's ability to control certain operating decisions.

Under the Vector Agreements, GM has the right to purchase MW's membership interest in Vector ("Call Right") and MW has the right to require GM to purchase MW's membership interest in Vector ("Put Right"). The Call Right and Put Right are exercisable at the sole discretion of GM and MW, respectively. Prior to amendment of the Vector Agreements, exercise of the Call Right or Put Right required GM to pay MW for the fair value of MW's membership interest in Vector, as determined by approved appraisers using a predetermined valuation formula. Under the amended Vector Agreements, the amount payable by GM to MW under the Put Right is based on a mutually agreed-upon estimated value for MW's membership interest as of the contract amendment date and will decline on a straight-line basis over an 8-year period beginning January 1, 2004. Exercise of MW's Put Right or GM's Call Right would result in MW retaining commercialization contracts involving customers other than GM.

Reported operating income of the Menlo Worldwide Other segment in the first quarter of 2004 was $2.4 million, a decline from $3.0 million in the same quarter of last year. Vector began recognizing compensation in accordance with the amended Vector Agreements in the third quarter of 2003. As a result, operating income in the first quarter of 2004 reflects the recognition of Vector's compensation in accordance with the amended Vector Agreements while operating income in the prior-year first quarter was determined under the compensation principles under the original Vector Agreements, as described above.

In each successive year covered by the amended Vector agreements, management anticipates that performance-based compensation will represent a growing percentage of compensation earned in GM's North America region. Management also intends to increase the percentage of compensation earned from commercialization activities and from GM's international regions and aftermarket parts supply operations, which are unaffected by the amended Vector Agreements.

CNF OTHER

The CNF Other segment consists of the results of Road Systems and certain corporate activities. A majority of the revenue from Road Systems was from sales to other CNF subsidiaries. The $0.9 million operating loss in the first quarter of 2004 primarily reflects a $0.7 million net loss from the sale of a corporate property, partially offset by the collective results of RSI and various corporate activities. In the first quarter of last year, the CNF Other segment reported operating income of $0.3 million.

                    LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 2004, cash provided by operating activities was $116.4 million, which was sufficient to fund investing activities that used $14.7 million and financing activities that used $23.7 million. The excess cash flow from operations increased cash and cash equivalents from $321.5 million at December 31, 2003 to $399.1 million at March 31, 2004.

The following table summarizes CNF's cash flows for the first quarter ended March 31:

                                         2004          2003
Operating Activities                 ------------  ------------
  Net income                         $    26,429   $    17,955
  Non-cash adjustments (1)                31,424        48,460
                                     ------------  ------------
                                          57,853        66,415
  Changes in assets and liabilities
    Receivables                          (11,062)       17,190
    Accounts payable and accrued
     liabilities, excluding accrued
     incentive compensation               50,593        32,480
    Accrued incentive compensation          (538)      (50,694)
    Accrued aircraft leases and
     return provision                        (14)      (23,656)
   Income taxes                           20,078          (577)
   Other                                    (482)       (7,618)
                                     ------------  ------------
                                          58,575       (32,875)

Net Cash Provided by Operating
 Activities                              116,428        33,540
                                     ------------  ------------
Net Cash Used in Investing
 Activities                              (14,667)      (48,205)
                                     ------------  ------------
Net Cash Used in Financing
 Activities                              (23,668)      (18,772)
                                     ------------  ------------
Net Cash Provided by (Used in)
 Continuing Operations                    78,093       (33,437)
Net Cash Provided by (Used in)
 Discontinued Operations                    (449)          930
Increase (Decrease) in Cash and      ------------  ------------
 Cash Equivalents                    $    77,644    $  (32,507)
                                     ============  ============

(1) "Non-cash adjustments" refer to depreciation, amortization, deferred income taxes, provision for uncollectible accounts, equity in earnings of joint venture, and non-cash gains and losses.

CONTINUING OPERATIONS

First-quarter cash flow from operations in 2004 was $116.4 million compared to $33.5 million in 2003. In the first quarter of 2004, accrued incentive compensation declined by only $0.5 million while the same quarter of the prior year reflects a $50.7 million reduction. In the first quarter of 2004, changes in receivables consumed
$11.1 million while the collective increase in accounts payable and accrued liabilities (excluding accrued incentive compensation) provided $50.6 million. Changes in accrued incentive compensation reflect CNF's payment schedule for its employee incentive plans, under which total incentive compensation earned in an award year is paid to employees with a partial payment in December of the award year and a final payment in February of the next award year. Cash flow from operations in the first quarter of 2004 also reflects an insignificant amount of payments for restructuring-related aircraft lease payments and return costs while the first quarter of 2003 includes $23.7 million for that same purpose. Accrued income taxes increased in the first quarter of 2004 based on taxable income. As a result, CNF's receivable for income tax refunds, as reported in Other Receivables in CNF's Consolidated Balance Sheets, declined to $3.9 million at March 31, 2004 from $24.0 million at December 31, 2003. Accrued income taxes in the first quarter of last year in part reflect the restructuring-related payments, which were tax-deductible when paid.

Investing activities in the first quarter of 2004 used $14.7 million, a decline from $48.2 million used in the same quarter of last year, due substantially to a $27.4 million reduction in capital expenditures at Con-Way. In the first quarter of last year, Con-Way invested in $38.4 million of capital acquisitions, primarily for revenue equipment.
CNF's planned capital expenditures in 2004 are more fully discussed below under "- Other." In the first quarter of 2004 and 2003, net cash used in financing activities consisted primarily of dividend payments and scheduled principal payments for the Thrift and Stock Plan notes guaranteed by CNF.

CNF has a $385 million revolving credit facility that matures on July 3, 2006. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to $385 million. At March 31, 2004, no borrowings were outstanding under the facility and $249.0 million of letters of credit were outstanding, leaving $136.0 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions to borrowing. CNF had other uncommitted unsecured credit facilities totaling $146.5 million at March 31, 2004, which are available to support letters of credit, bank guarantees, and overdraft facilities; at that date, a total of $110.8 million was outstanding under these facilities. Of the total letters of credit outstanding at March 31, 2004, $277.6 million provided collateral for CNF workers' compensation and vehicular self-insurance programs. See "Other Matters - Forward-Looking Statements" below, and
Note 6, "Debt and Other Financing Arrangements," in Item 8, "Financial Statements and Supplementary Data," of CNF's 2003 Annual Report on Form 10-K for additional information concerning CNF's $385 million credit facility and some of its other debt instruments.

Defined Benefit Pension Plan

CNF periodically reviews the funding status of its defined benefit pension plans for non-contractual employees, and makes contributions from time to time as necessary in order to comply with the funding requirements of the Employee Retirement Income Security Act ("ERISA"). Funding of CNF's defined benefit pensions is based on ERISA-defined measurements rather than the recognition and measurement criteria prescribed by accounting principles generally accepted in the United States ("GAAP"). CNF currently estimates it will contribute $90 million to its defined benefit pension plans in 2004, composed of a $30 million payment in the second quarter and $60 million of payments in the third quarter. CNF also made defined benefit pension plan contributions of $75.0 million in 2003, $76.2 million in 2002 and $13.1 million in 2001, but made no contributions from 1996 through 2000, due in part to the high rate of return realized on plan assets during that period. There can be no assurance that CNF will not be required to make further cash contributions, which could be substantial, to its defined benefit pension plan in the future.

Contractual Cash Obligations

CNF's contractual cash obligations as of December 31, 2003 are summarized in CNF's 2003 Annual Report on Form 10-K under Item 7, "Management's Discussion and Analysis - Liquidity and Capital Resources
- Contractual Cash Obligations." In the first quarter of 2004, there have been no material changes in CNF's contractual cash obligations outside the ordinary course of business, except as described below.

For financial reporting purposes, CNF was required to deconsolidate a wholly owned subsidiary trust effective in the first quarter of 2004 upon adoption of FIN 46R. Accordingly, CNF's 5% convertible subordinated debentures held by the Trust have been included in long-term debt, as more fully discussed in Note 6, "Company-Obligated Mandatorily Redeemable Convertible Securities of CNF Trust 1," of Item 1, "Financial Statements."

On April 27, 2004, CNF issued $300 million of 6.70% Senior Debentures due 2034 in a private placement for net proceeds of $290.0 million. As more fully discussed in Note 7, "Debt" of Item 1, "Financial Statements," CNF intends to use the net proceeds to redeem $128.9 million of Convertible Subordinated Debentures on June 1, 2004, to repurchase from time to time or pay at maturity, $100 million of 7.35% Notes due 2005, and for working capital and general corporate purposes.


Other

In 2004, CNF anticipates capital expenditures of between $170 to $180 million, primarily for the acquisition of additional tractor and trailer equipment, which reflects an increase in business levels. CNF's debt-to-capital ratio decreased to 43.8% at March 31, 2004 from 45.3% at December 31, 2003 due primarily to net income.

DISCONTINUED OPERATIONS

On December 2, 1996, CNF completed the spin-off of Consolidated Freightways Corporation ("CFC") to CNF's shareholders. CFC withdrew in 2002 from certain multiemployer pension funds, thereby incurring withdrawal liabilities to such funds. Prior to enactment in April 2004 of the Pension Funding Equity Act of 2004, if the multiemployer funds had asserted claims against CNF for such liabilities, CNF would have had a statutory obligation to make cash payments to the funds prior to any arbitral or judicial decisions on the funds' determinations. Under the facts relating to the CFC withdrawals and the law in effect after enactment of the Pension Funding Equity Act of 2004, CNF would no longer be required to make such payments to the multiemployer funds unless and until final decisions in arbitration proceedings, or in court, upheld the funds' determination. Refer to Note 10, "Commitments and Contingencies," of Item 1, "Financial Statements."

                             OTHER MATTERS


ESTIMATES AND CRITICAL ACCOUNTING POLICIES

CNF makes estimates and assumptions when preparing its financial statements in conformity with accounting principles generally accepted in the United States. These estimates and assumptions affect the amounts reported in the accompanying financial statements and notes thereto. Actual results could differ from those estimates. CNF's most critical accounting policies upon which management bases estimates are described below.

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

Restructuring Reserves

The restructuring charges recognized in 2003 and 2001 were based on significant estimates and assumptions made by management. Refer to the "Menlo Worldwide - Forwarding - Restructuring Plans" section under "Results of Operations" above for a description of the significant assumptions used.

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


Goodwill and Other Long-Lived Assets

SFAS 142, "Goodwill and Other Intangible Assets" specifies that goodwill and indefinite-lived intangible assets will not be amortized but instead will be subject to an annual impairment test. On an annual basis in the fourth quarter and between annual tests in certain circumstances, CNF utilizes a third-party independent valuation consultant to perform an impairment test of goodwill associated with the Forwarding reporting segment. Based on an impairment test as of December 31, 2003, CNF was not required to record a charge for goodwill impairment.

Consistent with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," CNF performs an impairment analysis of long-lived assets (other than goodwill or intangible assets) whenever circumstances indicate that the carrying amount may not be recoverable.

In assessing the recoverability of goodwill and other long-lived assets, CNF must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, CNF may be required to record impairment charges for goodwill or other long-lived assets in future periods. Any such resulting impairment charges could have a material adverse effect on CNF's financial condition or results of operations, including potentially triggering downgrades of debt instruments. See "- Forward-Looking Statements" below, and Note 6, "Debt and Other Financing Arrangements," in Item 8, "Financial Statements and Supplementary Data" of CNF's 2003 Annual Report on Form 10-K."


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

In addition, CNF and its subsidiaries rely on CNF Service Company for the performance of shared administrative and technology services in the conduct of their businesses. CNF's centralized computer facilities and its administrative and technology employees are located at the Administrative and Technology ("AdTech") Center in Portland, Oregon. Although CNF maintains backup systems and has disaster recovery processes and procedures in place, a sustained interruption in the operation of these facilities, whether due to terrorist activities, earthquakes, floods or otherwise, could have a material adverse effect on CNF's financial condition, cash flows, and results of operations.

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

NEW ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities: an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires that all special-purpose entities be designated as either a voting-interest entity or a variable-interest entity ("VIE"). A VIE is an entity for which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the VIE to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary if it does not effectively disperse risks among parties involved. The primary beneficiary of a VIE is the party that absorbs a majority of the VIE's expected losses or receives a majority of its expected residual returns.

The implementation of FIN 46 was required for periods beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date for applying FIN 46 to VIEs created before February 1, 2003 until the end of the first interim period ending after December 15, 2003. In December 2003, the FASB revised FIN 46 ("FIN 46R") to incorporate certain revisions, including the requirement to disregard certain rights in determining whether an entity is the primary beneficiary in a VIE. Under FIN 46R, CNF is not the primary beneficiary of CNF Trust 1 (the "Trust"), a wholly owned subsidiary, and CNF was therefore required to deconsolidate the Trust effective in the quarter ended March 31, 2004. Accordingly, CNF's 5% convertible subordinated debentures held by the Trust have been included in long-term debt, as more fully discussed in Note 6, "Company-Obligated Mandatorily Redeemable Convertible Securities of CNF Trust 1," of Item 1, "Financial Statements."

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

Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative of those terms or other variations of those terms or comparable terminology or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data and methods that may be incorrect or imprecise and there can be no assurance that they will be realized. In that regard, the following factors, among others and in addition to the matters discussed elsewhere in this document and other reports and documents filed by CNF with the Securities and Exchange Commission, could cause actual results and other matters to differ materially from those discussed in such forward-looking statements:

  - changes in general business and economic conditions, including the global economy;

  - the creditworthiness of CNF's customers and their ability to pay for services rendered;

  -  increasing competition and pricing pressure;

  -  changes in fuel prices;

  - the effects of the cessation of EWA's air carrier operations; the possibility of additional unusual charges and other costs and expenses relating to Forwarding's operations;

  - the possibility that CNF may, from time to time, be required to record impairment charges for goodwill and other long-lived assets;

  - the possibility of defaults under CNF's $385 million credit agreement and other debt instruments, including defaults resulting from additional unusual charges or from any costs or expenses that CNF may incur, and the possibility that CNF may be required to repay certain indebtedness in the event that the ratings assigned to its long-term senior debt by credit rating agencies are reduced;

  - labor matters, including the grievance by furloughed pilots and crew members, renegotiations of labor contracts, labor organizing activities, work stoppages or strikes; enforcement of and changes in governmental regulations, including the effects of new regulations issued by the Department of Homeland Security;

  -  environmental and tax matters;

  -  the February 2000 crash of an EWA aircraft and related litigation;

  - and matters relating to CNF's 1996 spin-off of CFC, including the possibility that CFC's multi-employer pension plans may assert claims against CNF, that CNF may not prevail in those proceedings and may not have the financial resources necessary to satisfy amounts payable to those plans, and matters relating to CNF's defined benefit pension plans.

As a result of the foregoing, no assurance can be given as to future financial condition, cash flows, or results of operations. See Note 10, "Commitments and Contingencies" in Item 1, "Financial Statements."

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

CNF is subject to the effect of interest rate fluctuations in the fair value of its long-term debt and capital lease obligations, as summarized in Item 8, "Financial Statements and Supplementary Data," under Note 6, "Debt and Other Financing Arrangements," and Note 7, "Leases" of CNF's 2003 Annual Report on Form 10-K.

As more fully discussed in Note 9, "Derivative Instruments and Hedging Activities," in Item 1, "Financial Statements," CNF held two freestanding interest rate swap derivatives at March 31, 2004 that were initially entered into as cash flow hedges to mitigate the effects of interest rate volatility on floating-rate lease payments. In connection with Forwarding's 2001 restructuring plan, hedge accounting was discontinued for these interest rate swaps when EWA settled floating-rate operating leases hedged with the interest rate swaps. At March 31, 2004, CNF had not entered into any material derivative contracts to hedge exposure to commodity prices or foreign currency.

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

On December 5, 2001, EWA announced that it would cease operating as an air carrier, and in connection therewith terminated the employment of all pilots and crew members, bringing the total number of terminated employees in 2001 to 800. Those pilots and crew members are represented by the Air Line Pilots Association ("ALPA") under a collective bargaining agreement. Subsequently, ALPA filed a grievance on behalf of the pilots and crew members protesting the cessation of EWA's air carrier operations and Forwarding's use of other air carriers. The ALPA matters are the subject of litigation in U.S. District Court and, depending on the outcome of that litigation, may be subject to binding arbitration. Based on CNF's current evaluation, management believes that it has provided for its estimated exposure related to the ALPA matters. However, CNF cannot predict with certainty the ultimate outcome of these matters.

EWA, MWF, Menlo Worldwide, LLC and CNF Inc. are named as defendants in a lawsuit filed in state court in California by approximately 140 former EWA pilots and crew members. The lawsuit alleges wrongful termination in connection with the termination of EWA's air carrier operations, and seeks $500 million and certain other unspecified damages. CNF believes that the lawsuit's claims are without merit, and intends to vigorously defend the lawsuit.

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

Certain current and former officers of CNF, EWA and Forwarding and certain current and former directors of CNF have been named as defendants in a purported shareholder derivative suit filed in September 2003 in California Superior Court for the County of San Mateo. The complaint alleges breach of fiduciary duty, gross mismanagement, waste and abuse of control relating to the management, control and operation of EWA and Forwarding. CNF is named only as a nominal defendant and no relief is sought against it. CNF maintains insurance for the benefit of its officers and directors, and the applicable insurance carriers have been notified of the claims asserted in the lawsuit.

ITEM 4.  Submission of Matters to a Vote of Security Holders

At the Annual Shareholders Meeting held April 20, 2004, the following proposals were presented with the indicated voting results:

For the purpose of electing members of the Board of Directors, the votes representing shares of common and preferred stock were cast as follows:

               Nominee                 For       Against
           --------------------    ----------  ---------
           W. Keith Kennedy, Jr.   49,681,549   1,234,408
           John C. Pope            48,422,404   2,493,553
           Gregory L. Quesnel      49,497,073   1,418,884
           Peter W. Stott          49,908,433   1,007,524

The following directors did not stand for election and continued in office as directors after the Annual Shareholders Meeting: Robert Alpert, Margaret G. Gill, Robert Jaunich II, Michael J. Murray, Robert
D. Rogers, William J. Schroeder, Robert P. Wayman, and Chelsea C. White
III.

On April 26, 2004, Robert Alpert retired from CNF's Board of Directors.

The appointment of KPMG LLP as independent public accountants for the year 2004 was approved by the following vote: For 48,883,195; Against 1,754,468; Abstain 278,294.

ITEM 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             10.1  Amended and Restated Severance
                   Agreement By and Between CNF Inc. and Gregory L. Quesnel dated December 4, 2001. #

             10.2  Amendment No. 1 to Amended and Restated
                   Severance Agreement By and Between CNF Inc. and Gregory L. Quesnel dated January 1, 2003. #

             10.3 Amended and Restated Severance Agreement By and Between CNF Inc. and Sanchayan C.
                   Ratnathicam dated December 4, 2001. #

             10.4  Amendment No. 1 to Amended and Restated
                   Severance Agreement By and Between CNF Inc. and Sanchayan C. Ratnathicam dated January 1, 2003. #

             10.5 Amended and Restated Severance Agreement By and Between CNF Inc. and Eberhard G.H. Schmoller dated December 4, 2001. #

             10.6  Amendment No. 1 to Amended and Restated
                   Severance Agreement By and Between CNF Inc. and Eberhard G.H. Schmoller dated January 1, 2003. #

             10.7 Amended and Restated Severance Agreement By and Between CNF Inc. and Gerald L. Detter dated July 31, 2000. #

             10.8  Amendment No. 1 to Amended and Restated
                   Severance Agreement By and Between CNF Inc. and Gerald L. Detter dated January 1, 2003. #

             10.9  Severance Agreement By and Between Con-Way
                   Transportation Services, Inc. and Gerald L.
                   Detter dated July 31, 2000. #

             10.10 Amendment No. 1 to Amended and Restated
                   Severance Agreement By and Between Con-Way
                   Transportation Services, Inc. and Gerald L.
                   Detter dated January 1, 2003. #

             10.11 Amended and Restated Severance
                   Agreement By and Between CNF Inc. and John H.
                   Williford dated July 31, 2000. #

             10.12 Amendment No. 1 to Amended and Restated
                   Severance Agreement By and Between CNF Inc. and John H. Williford dated January 1, 2003. #

             10.13 Amendment No. 2 to Amended and Restated
                   Severance Agreement By and Between CNF Inc. and John H. Williford dated January 1, 2003. #

             10.14 Severance Agreement By and Between
                   Menlo Worldwide, LLC and John H. Williford dated August 25, 2003. #

             10.15 Amendment No. 1 to Severance Agreement
                   By and Between Menlo Worldwide, LLC and John H. Williford dated January 22, 2004. #

             10.16 Form of CNF Inc. 2001 Amended and Restated Executive
                   Severance Agreement , with attached schedule. #

             10.17 Form of CNF Inc. Executive Severance Agreement , with attached schedule. #

             10.18 Form of Con-Way Transportation
                   Services, Inc., Executive Severance Agreement, with attached schedule. #

             10.19 Form of Menlo Worldwide Forwarding,
                   Inc. (formerly Emery Air Freight Corporation)
                   Executive Severance Agreement, with attached schedule. #

             10.20 Form of Menlo Logistics, Inc.,
                   Executive Severance Agreement, with attached schedule. #

             10.21 Form of Menlo Worldwide, LLC Executive
                   Severance Agreement, with attached schedule. #

             10.22 Con-Way Transportation Services, Inc. Executive Severance
                   Plan. #

             10.23 Menlo Worldwide Forwarding (formerly Emery Air Freight
                   Corporation) Executive Severance Plan. #

             10.24 Menlo Logistics, Inc. Executive Severance Plan. #

             10.25 Menlo Worldwide, LLC Executive Severance Plan. #

             10.26 Menlo Worldwide Services, LLC Executive Severance Plan. #

             10.27 Menlo Worldwide Technologies, LLC Executive Severance Plan. #

             10.28 CNF Transportation Inc. Executive Severance Plan for Eligible
                   Executives of Vector SCM, LLC. #

             10.29 Menlo Worldwide, LLC Executive Severance Plan for Eligible
                   Executives of Vector SCM, LLC. #

             10.30 CNF Inc. Value Management Plan 2004 Amendment and
                   Restatement. #

             31 Certification of Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             32 Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b)  Reports on Form 8-K


             On January 26, 2004, CNF filed a current report on Form 8-K to furnish under Item 12 CNF's press release presenting CNF's fourth-quarter results.

             On January 27, 2004, CNF filed a current report on Form 8-K to file under Item 5 CNF's press release announcing the retirement of Donald Moffitt, chairman of the CNF Board of Directors, effective January 31, 2004. CNF also introduced Dr. W. Keith Kennedy, Jr. as the new chairman.

             On February 18, 2004, CNF filed a current report on Form 8-K to file under Item 5 CNF's press release announcing the retirement of CNF Chief Executive Officer and President Gregory L. Quesnel, effective July 6, 2004.

        # Designates a contract or compensation plan for Management or Directors.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company (Registrant) has duly caused this Form 10-Q Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CNF Inc.
                                          (Registrant)

May 6, 2004                               /s/Chutta Ratnathicam
                                          --------------------------
                                          Chutta Ratnathicam
                                          Senior Vice President and
                                          Chief Financial Officer