Form 10-Q
period 2004-06-30
CNF INC
filed 2004-08-05
CIK 23675

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---       SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2004

                                  OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---        SECURITIES EXCHANGE ACT OF 1934

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


          Number of shares of Common Stock, $.625 par value,
             outstanding as of July 30, 2004:  50,939,112



                               CNF INC.
                               FORM 10-Q
                      Quarter Ended June 30, 2004

_______________________________________________________________________
_______________________________________________________________________


                                 INDEX



PART I.   FINANCIAL INFORMATION                                    Page

  Item 1. Financial Statements

          Consolidated Balance Sheets -
            June 30, 2004 and December 31, 2003                       3

          Statements of Consolidated Income -
            Three and Six Months Ended June 30, 2004 and 2003         5

          Statements of Consolidated Cash Flows -
            Six Months Ended June 30, 2004 and 2003                   6

          Notes to Consolidated Financial Statements                  7

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      16

  Item 3. Quantitative and Qualitative Disclosures about Market
            Risk                                                     30

  Item 4. Controls and Procedures                                    31


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                          32

  Item 6. Exhibits and Reports on Form 8-K                           33

  Signatures                                                         34

                     PART I. FINANCIAL INFORMATION



ITEM 1.  Financial Statements


                                   CNF INC.
                        CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)


                                                June 30,
                                                 2004             December 31,
ASSETS                                        (Unaudited)            2003
------                                        -----------         -----------
Current Assets
        Cash and cash equivalents               $605,622            $321,460
        Trade accounts receivable, net           809,308             769,707
        Other accounts receivable                 95,217              68,611
        Operating supplies, at lower of
          average cost or market                  18,392              14,333
        Prepaid expenses                          55,085              53,144
        Deferred income taxes                    100,035              89,440
                                              -----------         -----------
          Total Current Assets                 1,683,659           1,316,695
                                              -----------         -----------


Property, Plant and Equipment, at Cost
        Land                                     159,709             159,645
        Buildings and leasehold improvements     808,892             792,289
        Revenue equipment                        648,309             652,818
        Other equipment                          374,080             373,034
                                              -----------         -----------
                                               1,990,990           1,977,786
        Accumulated depreciation
          and amortization                    (1,009,162)           (980,331)
                                              -----------         -----------
                                                 981,828             997,455
                                              -----------         -----------


Other Assets
        Deferred charges and other
          assets (Note 3)                         69,322             130,324
        Capitalized software, net                 65,461              68,589
        Goodwill, net                            240,673             240,671
                                              -----------         -----------
                                                 375,456             439,584
                                              -----------         -----------

Total Assets                                  $3,040,943          $2,753,734
                                              ===========         ===========



          The accompanying notes are an integral part of these statements.

                                CNF INC.
                      CONSOLIDATED BALANCE SHEETS
            (Dollars in thousands except per share amounts)


                                                June 30,
                                                 2004             December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY          (Unaudited)            2003
------------------------------------          -----------         -----------


Current Liabilities
        Accounts payable                        $406,457            $354,401
        Accrued liabilities (Note 7)             331,560             320,250
        Accrued claims costs                     124,527             120,730
        Current maturities of long-term debt
          and capital leases (Note 6)            112,902              14,230
                                              -----------         -----------
                Total Current Liabilities        975,446             809,611


Long-Term Liabilities
        Long-term debt and
          guarantees (Note 6)                    603,681             554,981
        Long-term obligations under
          capital leases                         110,112             110,199
        Accrued claims costs                     105,625             114,793
        Employee benefits (Note 4)               269,101             269,318
        Other liabilities and
          deferred credits                        40,780              38,149
        Deferred income taxes                     37,806              37,875
                                              -----------         -----------
                Total Liabilities              2,142,551           1,934,926
                                              -----------         -----------

Commitments and Contingencies (Note 8)

Shareholders' Equity
        Preferred stock, no par value;
          authorized 5,000,000 shares:
          Series B, 8.5% cumulative,
          convertible, $.01 stated
          value; designated 1,100,000
          shares; issued 751,849 and
          763,674 shares, respectively                 8                   8
        Additional paid-in capital,
          preferred stock                        114,349             116,147
        Deferred compensation,
          Thrift and Stock Plan                  (53,427)            (57,687)
                                              -----------         -----------
                Total Preferred
                  Shareholders' Equity            60,930              58,468
                                              -----------         -----------
        Common stock, $.625 par value;
          authorized 100,000,000 shares;
          issued 57,207,901 and
          56,436,981 shares, respectively         35,755              35,273
        Additional paid-in capital,
          common stock                           373,899             356,700
        Retained earnings                        620,591             570,751
        Deferred compensation,
          restricted stock                        (4,067)             (6,188)
        Cost of repurchased common stock
          (6,402,718 and 6,459,732 shares,
          respectively)                         (157,867)           (159,273)
                                              -----------         -----------
                                                 868,311             797,263
        Accumulated Other
          Comprehensive Loss (Note 5)            (30,849)            (36,923)
                                              -----------         -----------
                Total Common Shareholders'
                  Equity                         837,462             760,340
                                              -----------         -----------
                Total Shareholders' Equity       898,392             818,808
                                              -----------         -----------
                    Total Liabilities and
                      Shareholders' Equity    $3,040,943          $2,753,734
                                              ===========         ===========


             The accompanying notes are an integral part of these statements.

                                CNF INC.
                   STATEMENTS OF CONSOLIDATED INCOME
                              (Unaudited)
            (Dollars in thousands except per share amounts)



                             Three Months Ended            Six Months Ended
                                   June 30,                    June 30,
                         -------------------------   -------------------------
                            2004          2003          2004           2003
                         -----------   -----------   -----------   -----------

REVENUES                 $1,441,726    $1,236,905    $2,790,131    $2,443,146

Costs and Expenses
   Operating expenses
     (Note 3)             1,207,450     1,042,036     2,345,954     2,055,707
   Selling, general
     and administrative
     expenses               128,853       124,053       253,927       242,343
   Depreciation              32,031        33,496        64,116        66,728
                         -----------   -----------   -----------   -----------
                          1,368,334     1,199,585     2,663,997     2,364,778
                         -----------   -----------   -----------   -----------
OPERATING INCOME             73,392        37,320       126,134        78,368
                         -----------   -----------   -----------   -----------

Other Income (Expense)
   Investment income          1,408           630         2,135         1,216
   Interest expense
     (Note 6)               (11,847)       (8,974)      (20,887)      (18,246)
   Miscellaneous, net        (1,469)        1,137        (2,572)       (1,790)
                         -----------   -----------   -----------   -----------
                            (11,908)       (7,207)      (21,324)      (18,820)
                         -----------   -----------   -----------   -----------

Income Before Taxes          61,484        30,113       104,810        59,548
   Income Tax Provision      23,979        11,744        40,876        23,224
                         -----------   -----------   -----------   -----------

Net Income                   37,505        18,369        63,934        36,324
   Preferred
     Stock Dividends          2,022         2,069         4,044         4,095
                         -----------   -----------   -----------   -----------
NET INCOME AVAILABLE
  TO COMMON
  SHAREHOLDERS              $35,483       $16,300       $59,890       $32,229
                         ===========   ===========   ===========   ===========

Weighted-Average Common
  Shares Outstanding
  (Note 1)
         Basic           50,319,659    49,494,145    50,075,246    49,445,348
         Diluted         56,883,738    57,127,187    56,981,429    54,004,772

Earnings per Common
  Share (Note 1)
         Basic                $0.71         $0.33         $1.20         $0.65
                         ===========   ===========   ===========   ===========
         Diluted              $0.64         $0.31         $1.09         $0.61
                         ===========   ===========   ===========   ===========


        The accompanying notes are an integral part of these statements.

                                CNF INC.
                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                              (Unaudited)
                         (Dollars in thousands)

                                                         Six Months Ended
                                                              June 30,
                                                      -------------------------
                                                          2004          2003
                                                      -----------   -----------
Cash and Cash Equivalents, Beginning of Period          $321,460      $270,404
                                                      -----------   -----------

Operating Activities
Net income                                                63,934        36,324
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization, net of accretion       73,586        74,730
    Increase in deferred income taxes                         59        16,295
    Amortization of deferred compensation                  6,569         4,953
    Provision for uncollectible accounts                   5,650         6,092
    Equity in earnings of Vector joint venture            (5,380)       (6,548)
    Loss (Gain) on sales of property and
      equipment, net                                        (330)        1,782
    Loss from equity ventures                                  -         2,223
    Changes in assets and liabilities:
      Receivables                                        (40,567)       36,838
      Prepaid expenses                                    (1,941)       (7,504)
      Accounts payable                                    56,688        (6,592)
      Accrued liabilities, excluding accrued
        incentive compensation                           (16,139)       15,834
      Accrued incentive compensation                      33,406       (43,713)
      Accrued claims costs                                (5,371)      (19,614)
      Income taxes                                         7,271        38,293
      Employee benefits                                   (5,166)         (510)
      Accrued aircraft lease return provision             (5,002)      (29,186)
      Deferred charges and credits                        15,419        20,636
      Other                                               (1,824)        8,084
                                                      -----------   -----------
    Net Cash Provided by Operating Activities            180,862       148,417
                                                      -----------   -----------

Investing Activities
  Capital expenditures                                   (47,963)      (65,305)
  Software expenditures                                   (7,143)       (7,665)
  Proceeds from sales of property and equipment, net       7,771         4,554
                                                      -----------   -----------
    Net Cash Used in Investing Activities                (47,335)      (68,416)
                                                      -----------   -----------

Financing Activities
  Net proceeds from issuance of long-term debt           292,587         2,156
  Net repayment of long-term debt, guarantees and
    capital leases                                      (142,998)      (12,219)
  Proceeds from exercise of stock options                 17,055         1,805
  Payments of common dividends                           (10,050)       (9,911)
  Payments of preferred dividends                         (5,004)       (5,124)
                                                      -----------   -----------
    Net Cash Provided by (Used in)
      Financing Activities                               151,590       (23,293)
                                                      -----------   -----------

    Net Cash Provided by Continuing Operations           285,117        56,708
                                                      -----------   -----------
    Net Cash Provided by (Used in)
      Discontinued Operations                               (955)          206
                                                      -----------   -----------
    Increase in Cash and Cash Equivalents                284,162        56,914
                                                      -----------   -----------
  Cash and Cash Equivalents, End of Period              $605,622      $327,318
                                                      ===========   ===========

Supplemental Disclosure
  Cash Paid (Refunded) for income taxes, net             $31,813      $(32,275)
  Cash Paid for interest, net of amounts capitalized      18,377        18,285


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

Earnings per Share ("EPS")

Basic EPS is computed by dividing reported net income available to common shareholders by the weighted-average common shares outstanding. Diluted EPS is calculated as follows:


(Dollars in thousands except     Three Months Ended        Six Months Ended
per share data)                      June 30,                  June 30,
                            ------------------------- -------------------------
                                2004         2003         2004         2003
Earnings:                   ------------ ------------ ------------ ------------
 Net income available to
  common shareholders       $    35,483  $    16,300  $    59,890  $    32,229
  Add-backs:
   Dividends on Series B
    preferred stock, net
    of replacement funding          343          367          651          691
   Interest expense on
    convertible subordinated
    debentures, net of trust
    dividend income (Note 6)        636          954        1,590           --
                            ------------ ------------ ------------ ------------
                            $    36,462  $    17,621  $    62,131  $    32,920
                            ============ ============ ============ ============
Shares:

 Weighted-average common
  shares outstanding         50,319,659   49,494,145   50,075,246   49,445,348
 Stock options                  941,041      386,228      762,311      437,610
 Series B preferred stock     3,539,705    4,121,814    3,539,705    4,121,814
 Convertible subordinated
  debentures (Note 6)         2,083,333    3,125,000    2,604,167           --
                            ------------ ------------ ------------ ------------
                             56,883,738   57,127,187   56,981,429   54,004,772
                            ============ ============ ============ ============

Diluted earnings per share  $      0.64  $      0.31  $      1.09  $      0.61
                            ============ ============ ============ ============

For the three and six months ended June 30, 2004, diluted shares reflect the effect of CNF's redemption in June 2004 of its convertible subordinated debentures, as more fully discussed in Note 6, "Debt."

For the six months ended June 30, 2003, the convertible subordinated debentures were anti-dilutive. As a result, the assumed shares and related add-back to net income available to common shareholders under the if-converted method have been excluded from the calculation of diluted EPS. If the securities had been dilutive, the assumed shares from the convertible subordinated debentures under the if-converted method would have been 3,125,000 shares for the six months ended June 30, 2003.

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

The following table sets forth the effect on net income and earnings per share if CNF had applied the fair-value based method and recognition provisions of SFAS 123, " Accounting for Stock-Based
Compensation," to stock-based compensation:

(Dollars in thousands except     Three Months Ended        Six Months Ended
per share data)                       June 30,                 June 30,
                            ------------------------- -------------------------
                                2004         2003         2004         2003
                            ------------ ------------ ------------ ------------
Net income available to
 common shareholders,
 as reported                $    35,483  $    16,300  $    59,890  $    32,229
Additional compensation
 cost, net of tax, that
 would have been included
 in net income if
 the fair-value method had
 been applied                    (1,927)      (2,238)      (3,934)      (4,452)
                            ------------ ------------ ------------ ------------
Adjusted net income
 available to common
 shareholders as if the
 fair-value method had
 been applied               $    33,556  $    14,062  $    55,956  $    27,777
                            ============ ============ ============ ============

Earnings per share:
 Basic:
  As reported               $      0.71  $      0.33  $      1.20  $      0.65
                            ============ ============ ============ ============
  Adjusted                  $      0.67  $      0.28  $      1.12  $      0.56
                            ============ ============ ============ ============
 Diluted:
  As reported               $      0.64  $      0.31  $      1.09  $      0.61
                            ============ ============ ============ ============
  Adjusted                  $      0.61  $      0.27  $      1.02  $      0.53
                            ============ ============ ============ ============

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

The implementation of FIN 46 was required for periods beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date for applying FIN 46 to VIEs created before February 1, 2003 until the end of the first interim period ending after December 15, 2003. In December 2003, the FASB revised FIN 46 ("FIN 46R") to incorporate certain revisions, including the requirement to disregard certain rights in determining whether an entity is the primary beneficiary in a VIE. Under FIN 46R, CNF was not the primary beneficiary of CNF Trust 1 (the "Trust"), a wholly owned subsidiary, and CNF was therefore required to deconsolidate the Trust effective in the quarter ended March 31, 2004. Accordingly, CNF's 5% convertible subordinated debentures held by the Trust, which were redeemed by CNF on June 1, 2004, were included in long-term debt at March 31, 2004, and prior periods were restated to reflect adoption of FIN 46R, as more fully discussed in Note 6, "Debt."


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

The Menlo Worldwide Forwarding ("Forwarding") segment consists of the combined operating results of Menlo Worldwide Forwarding, Inc. ("MWF") and its subsidiaries, Menlo Worldwide Expedite!, Inc. and a portion of the operations of Emery Worldwide Airlines, Inc. ("EWA"), which ceased air carrier operations in December 2001.

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

                                Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
(Dollars in thousands)      ------------------------- -------------------------
                                2004         2003         2004         2003
                            ------------ ------------ ------------ ------------
Revenues
 Con-Way Transportation
  Services                  $   657,541  $   541,446  $ 1,251,385  $ 1,060,554
 Menlo Worldwide
  Forwarding                    517,376      442,421    1,018,893      888,043
  Logistics                     265,857      253,012      518,647      494,514
                            ------------ ------------ ------------ ------------
                                783,233      695,433    1,537,540    1,382,557
 CNF Other                          952           26        1,206           35
                            ------------ ------------ ------------ ------------
                            $ 1,441,726  $ 1,236,905  $ 2,790,131  $ 2,443,146
                            ============ ============ ============ ============
Intersegment Revenue
 Eliminations by Segment
  Con-Way Transportation
   Services                 $     1,429  $       146  $     2,723  $       256
  Menlo Worldwide
   Forwarding                     3,324           48        5,871          120
   Logistics                         --        1,300           --        2,975
                            ------------ ------------ ------------ ------------
                                  3,324        1,348        5,871        3,095
  CNF Other                       6,564        5,595       12,664       10,736
                            ------------ ------------ ------------ ------------
                            $    11,317  $     7,089  $    21,258  $    14,087
                            ============ ============ ============ ============
Revenues before
 Intersegment Eliminations
  Con-Way Transportation
   Services                 $   658,970  $   541,592  $ 1,254,108  $ 1,060,810
  Menlo Worldwide
   Forwarding                   520,700      442,469    1,024,764      888,163
   Logistics                    265,857      254,312      518,647      497,489
                            ------------ ------------ ------------ ------------
                                786,557      696,781    1,543,411    1,385,652
  CNF Other                       7,516        5,621       13,870       10,771
  Intersegment Revenue
   Eliminations                 (11,317)      (7,089)     (21,258)     (14,087)
                            ------------ ------------ ------------ ------------
                            $ 1,441,726  $ 1,236,905  $ 2,790,131  $ 2,443,146
                            ============ ============ ============ ============

Operating Income (Loss)
 Con-Way Transportation
  Services                  $    67,136  $    43,575  $   118,241  $    80,767
 Menlo Worldwide
  Forwarding                     (2,355)     (13,818)      (8,764)     (19,249)
  Logistics                       6,549        6,303       13,055       12,339
  Other                           2,988        3,572        5,380        6,548
                            ------------ ------------ ------------ ------------
                                  7,182       (3,943)       9,671         (362)
 CNF Other                         (926)      (2,312)      (1,778)      (2,037)
                            ------------ ------------ ------------ ------------
                            $    73,392  $    37,320  $   126,134  $    78,368
                            ============ ============ ============ ============

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

3.   Investment in Unconsolidated Joint Venture

Vector SCM ("Vector") is a joint venture formed with General Motors ("GM") in December 2000 for the purpose of providing logistics management services on a global basis for GM, and ultimately for customers in addition to GM. Although Menlo Worldwide, LLC ("MW") owns a majority interest in Vector, MW's portion of Vector's operating results are reported in the Menlo Worldwide Other reporting segment as an equity-method investment based on GM's ability to control certain operating decisions. Vector is organized as a limited liability company that has elected to be taxed as a partnership. Therefore, the joint venture partners are responsible for income taxes applicable to their share of Vector's taxable income. MW's portion of Vector's net income, which is reported as a reduction of operating expenses in the accompanying Statements of Consolidated Income, does not include any provision for income taxes that will be incurred by CNF. MW's undistributed earnings from Vector at June 30, 2004 and December 31, 2003, before provision for CNF's related parent income taxes, was $28.0 million and $22.6 million, respectively.

Vector participates in CNF's centralized cash management system, and, consequently, Vector's domestic trade accounts payable are paid by CNF and settled through Vector's affiliate accounts with CNF. In addition, excess cash balances in Vector's bank accounts, if any, are invested by CNF and settled through affiliate accounts, which earn interest income based on a rate earned by CNF's cash-equivalent investments. As a result of Vector's excess cash invested by CNF, Vector's affiliate receivable from CNF as of June 30, 2004 and December 31, 2003 was $21.0 million and $16.0 million, respectively.

As required by the Vector Agreements, CNF provides Vector with a $20 million line of credit for Vector's working capital and capital expenditure requirements. Under the credit facility, which matures on December 13, 2005, Vector may obtain loans with an annual interest rate based on the rate CNF pays under its $385 million revolving credit facility. CNF provides a portion of its $20 million credit commitment to Vector through CNF's guarantee of $7.5 million of uncommitted local currency overdraft facilities available to Vector by international banks. At June 30, 2004, there was no balance outstanding under Vector's uncommitted local currency overdraft facilities and no borrowings were directly payable to CNF. At December 31, 2003, Vector owed $5.8 million under the uncommitted local currency overdraft facilities and no borrowings were directly payable to CNF.

CNF's capital transactions with Vector, including cash advances to and from Vector under CNF's centralized cash management system and credit facility described above, are reported as adjustments to MW's investment in Vector in Deferred Charges and Other Assets in CNF's Consolidated Balance Sheets.

4.  Employee Benefit Plans

Effective in 2004, CNF adopted the interim disclosure provisions of
SFAS No. 132R, "Employers' Disclosure about Pensions and Other
Postretirement Benefits, an Amendment of FASB Statements No. 87, 88 and
106 and a Revision of FASB Statement No. 132."  The revised statement requires the disclosure of the components of the net periodic benefit expense recognized in interim periods, which is summarized in the tables below.
                                       Defined Benefit Pension Plans
                            ---------------------------------------------------
                                Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
                            ------------------------- -------------------------
(Dollars in thousands)          2004         2003         2004         2003
                            ------------ ------------ ------------ ------------

 Service cost - benefits
  earned during the quarter $    12,083  $    10,966  $    27,474  $    21,931
 Interest cost on benefit
  obligation                     12,445       12,495       28,297       24,989
 Expected return on plan
  assets                        (12,227)     (10,391)     (27,802)     (20,782)
 Net amortization and
  deferral                        1,677        2,268        3,814        4,539
                            ------------ ------------ ------------ ------------
   Net periodic benefit
    expense                 $    13,978  $    15,338  $    31,783  $    30,677
                            ============ ============ ============ ============

CNF previously disclosed in its financial statements for the quarter ended March 31, 2004, that it expects to contribute $90.0 million to its defined benefit pension plans in 2004. As of June 30, 2004, CNF has contributed $40.0 million to those plans.

                                        Postretirement Medical Plan
                            ---------------------------------------------------
                                Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
                            ------------------------- -------------------------
(Dollars in thousands)          2004         2003         2004         2003
                            ------------ ------------ ------------ ------------

 Service cost - benefits
  earned during the quarter $       550  $       457  $     1,037  $       913
 Interest cost on benefit
  obligation                      1,666        1,384        3,143        2,768
 Net amortization and
  deferral                           79           65          149          131
                            ------------ ------------ ------------ ------------
   Net periodic benefit
    expense                 $     2,295  $     1,906  $     4,329  $     3,812
                            ============ ============ ============ ============

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act") was enacted in the U.S. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare's prescription drug benefit. In January and May 2004, the FASB issued FASB Staff Position No. 106-1 and 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-1" and "FSP 106-2").

Under FSP 106-2, CNF concluded that its postretirement medical plan provided an actuarially equivalent benefit and recognized the Act's effect retrospectively to the date of enactment. CNF's adoption of FSP 106-2 resulted in a $4.9 million reduction to its projected postretirement benefit obligation, which will be recognized as a reduction to its net periodic postretirement benefit expense in future periods when costs are subsidized under the Act. The effect of adoption of FSP 106-2 on CNF's financial condition, results of operations and cash flows for the three and six months ended June 30, 2004 was not significant.

5.  Comprehensive Income

Comprehensive income, which is a measure of all changes in equity except those resulting from investments by owners and distributions to owners, was as follows:

                               Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
                            ------------------------- -------------------------
(Dollars in thousands)          2004         2003         2004         2003
                            ------------ ------------ ------------ ------------
Net income                  $    37,505  $    18,369  $    63,934  $    36,324

Other comprehensive income
(loss):
 Realized gain on
  marketable securities          (1,833)          --       (2,044)          --
 Change in fair value of
  cash flow hedge                    --          101           --          194
 Foreign currency
  translation adjustment
  (Note 1)                       (1,741)       3,420        8,118        3,438
                            ------------ ------------ ------------ ------------
                                 (3,574)       3,521        6,074        3,632
                            ------------ ------------ ------------ ------------
Comprehensive income        $    33,931       21,890       70,008       39,956
                            ============ ============ ============ ============

The following is a summary of the components of Accumulated Other
Comprehensive Loss, net of tax:

                              June 30,   December 31,
(Dollars in thousands)          2004         2003
                            ------------ ------------
Unrealized gain on
 marketable securities      $        --  $     2,044
Accumulated foreign
 currency translation
 adjustments (Note 1)           (11,221)     (19,339)
Minimum pension liability
 adjustment                     (19,628)     (19,628)
   Accumulated other        ------------ ------------
    comprehensive loss      $   (30,849)     (36,923)
                            ============ ============


6.  Debt

Convertible Subordinated Debentures

On June 1, 2004, CNF redeemed $128.9 million aggregate principal amount of its 5% Convertible Subordinated Debentures due 2012 (the "Convertible Debentures"). The Convertible Debentures were redeemable for cash on or after June 1, 2000 at a price equal to 103.125% of the principal amount, declining annually to par if redeemed on or after June 1, 2005. CNF Trust 1 (the "Trust"), a trust wholly owned by CNF, applied the proceeds from the redemption of the Convertible Debentures to redeem CNF's $3.9 million interest in the common stock of the Trust and $125 million of Term Convertible Securities, Series A ("TECONS"), which the Trust issued to the public in June 1997. In connection with the redemption of the Convertible Debentures, CNF recognized $2.7 million of expenses in the second quarter of 2004 for an early redemption call premium and for the write-off of the unamortized cost of issuing the Convertible Debentures.

Prior to their redemption in June 2004, the Convertible Debentures were reported in long-term debt as the result of CNF's adoption in the first quarter of 2004 of the revised FASB Interpretation No. 46
"Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46R"). Under FIN 46R, CNF was not deemed to be the primary beneficiary of the Trust and CNF was therefore required to deconsolidate the Trust effective in the quarter ended March 31, 2004. Prior to adoption of FIN 46R, CNF reported the TECONS as a mezzanine security with cash distributions reported as a non-operating expense. Under FIN 46R, CNF's consolidated financial statements, for all periods presented, reflect the deconsolidation of the Trust. Accordingly, long-term debt and interest expense reflect the obligation and interest cost, respectively, of the Convertible Debentures prior to their redemption. Also, prior to redemption of the Convertible Debentures, CNF's $3.9 million interest in the common securities of the Trust is reported as an investment in Deferred Charges and Other Assets while dividend income on the common securities are reported by CNF as non-operating income.

The TECONS, the Trust, and the Convertible Debentures are more fully discussed in Note 9, "Preferred Securities of Subsidiary Trust," of
Item 8, "Financial Statements and Supplementary Data," in CNF's 2003 Annual Report on Form 10-K.

Senior Debentures due 2034

On April 27, 2004, CNF issued $300 million of 6.70% Senior Debentures due 2034 in a private placement with exchange rights for proceeds of $292.6 million, net of a $7.4 million discount. In connection with the issuance of the Senior Debentures, CNF capitalized $2.6 million of underwriting fees and $0.3 million of related debt costs in the second quarter, which will be amortized until maturity in 2034. CNF used a portion of the proceeds to redeem $128.9 million of CNF's Convertible Debentures on June 1, 2004, as discussed above. CNF intends to use the remaining proceeds to repurchase from time to time or pay at maturity, $100 million of 7.35% Notes due in June 2005, and for working capital and general corporate purposes.

On July 27, 2004, CNF completed the exchange of registered senior debentures (the "Senior Debentures") for the debentures issued in the private placement. The Senior Debentures bear interest at the rate of 6.70% per year, payable semi-annually on May 1 and November 1 of each year, beginning on November 1, 2004. CNF may redeem the Senior Debentures, in whole or in part, on not less than 30 nor more than 60 days' notice, at a redemption price equal to the greater of (1) the principal amount being redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Debentures being redeemed, discounted at the redemption date on a semiannual basis at the Treasury rate payable on an equivalent debenture plus 35 basis points. The Senior Debentures were issued under an indenture that restricts CNF's ability, with certain exceptions, to incur debt secured by liens.

Thrift and Stock Plan Notes

CNF guarantees the notes issued by CNF's Thrift and Stock Plan
("TASP"), as more fully discussed in Note 6, "Debt and Other Financing Arrangements," of Item 8, "Financial Statements and Supplementary
Data," included in CNF's 2003 Annual Report on Form 10-K.

As of June 30, 2004, there was $27.7 million aggregate principal amount of Series A TASP 6.00% notes outstanding and $62.0 million of Series B TASP 8.54% notes outstanding. Holders of the Series B notes issued by CNF's TASP have the right to require CNF to repurchase those notes if, among other things, both Moody's and Standard & Poor's have publicly rated CNF's long-term senior debt at less than investment grade unless, within 45 days, CNF shall have obtained, through a guarantee, letter of credit or other permitted credit enhancement or otherwise, a credit rating for such notes of at least "A" from Moody's or Standard & Poor's (or another nationally recognized rating agency selected by the holders of such notes) and shall maintain a rating on such notes of "A" or better thereafter.

Following CNF's issuance of debentures in April 2004, as described above, Moody's and Standard & Poors affirmed their investment-grade ratings on CNF's senior unsecured debt. Also, Moody's upgraded its outlook to "stable" from "negative."


7.  Restructuring Plans

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

Forwarding's restructuring reserves decreased to $34.7 million at June 30, 2004 from $34.8 million at December 31, 2003, primarily due to payments of restructuring-related obligations, partially offset by proceeds from sales of aircraft equipment. No aircraft remained under lease as of June 30, 2004. Restructuring reserves at June 30, 2004 consisted primarily of CNF's estimated exposure related to the labor matters described above, as well as other estimated remaining restructuring-related obligations.

Refer to Note 3, "Restructuring Plans," of Item 8, "Financial
Statements and Supplementary Data," included in CNF's 2003 Annual
Report on Form 10-K for a more detailed discussion of Forwarding's 2001 restructuring plan.


2003 Restructuring Plan

In response to continued declines in North American air freight revenue, Forwarding continued restructuring its operations in the fourth quarter of 2003, primarily to reduce the costs of its North American freight service center network. Under the restructuring plan, nine service centers were closed in markets for which Forwarding believes it can utilize cartage agents to transport customer shipments more cost effectively. In connection with the restructuring plan, Forwarding recognized a $7.8 million charge in the fourth quarter of 2003, primarily for the accrual of future lease payments on closed facilities and employee termination costs. Forwarding's reserves related to the 2003 restructuring plan declined to $2.9 million at June 30, 2004, from $6.6 million at December 31, 2003, due to cash payments related to employee terminations and lease payments on closed facilities. These payments are reflected in Forwarding's cash flows when paid but are not included in Forwarding's operating expenses as these costs were accrued in connection with the restructuring charge. In addition to actions taken in connection with the restructuring charge, Forwarding's restructuring plan also included the renegotiation of contracts with third-party cartage agents and other service providers.

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


                         RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

CNF in the second quarter of 2004 earned net income available to common shareholders of $35.5 million ($0.64 per diluted share), more than double the $16.3 million ($0.31 per diluted share) earned in last year's second quarter. Net income available to common shareholders in the first half of 2004 was $59.9 million ($1.09 per diluted share), an 85.8% increase from $32.2 million ($0.61 per diluted share) earned in the first half of 2003, which included a $7.2 million pre-tax net gain ($4.4 million after-tax or $0.08 per diluted share) from a payment under the Air Transportation Safety and System Stabilization Act.
CNF's improved second-quarter and first-half net income in 2004 was primarily due to higher operating income, partially offset by an increase in other net non-operating expenses.

The following table compares operating results (dollars in thousands, except per share amounts) for the three and six months ended June 30:


                               Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
                            ------------------------- -------------------------
                                 2004         2003         2004         2003
                            ------------ ------------ ------------ ------------
 Revenues                   $ 1,441,726  $ 1,236,905  $ 2,790,131  $ 2,443,146
 Operating Income                73,392       37,320      126,134       78,368
 Net Income Available to
  Common Shareholders            35,483       16,300       59,890       32,229
 Diluted Earnings per Share $      0.64  $      0.31  $      1.09  $      0.61

Amid improved global economic conditions, CNF's revenue and operating income in the second quarter and first half of 2004 increased from the same prior-year periods as both Con-Way and the Menlo Worldwide group of businesses achieved improved operating results on continued revenue growth. CNF's second-quarter operating income rose 96.7% on a 16.6% increase in revenue while consolidated operating income in the first half of 2004 grew 61.0% on a 14.2% increase in revenue. Significantly higher operating income at Con-Way was due principally to operating leverage and revenue growth while improvement in the collective operating results of the Menlo Worldwide companies was primarily due to reduced operating losses from Forwarding.

Con-Way's operating income grew 54.1% in the second quarter of 2004 to a record $67.1 million and rose 46.4% to $118.2 million in the first half of the year. In 2004, the Menlo Worldwide companies reported second-quarter and first-half operating income of $7.2 million and $9.7 million, respectively, compared to operating losses of $3.9 million and $0.4 million, respectively, in the same periods of 2003. The prior-year first quarter benefited from Forwarding's $7.2 million net gain from a payment under the Stabilization Act. Forwarding accounted for substantially all of the improvement in Menlo Worldwide's operating results in 2004, as it reduced operating losses on growth in both international and North American air freight revenue. In 2004, Logistics reported a 3.9% increase in second-quarter operating income, and in the first half of the year, reported a 5.8% improvement in operating income. Vector's operating income of $3.0 million in the second quarter of 2004 and $5.4 million in the first half of 2004, which declined 16.3% and 17.8% from the respective periods last year, reflects compensation earned under amended agreements with GM, its joint venture partner and customer.

Other net expense increased $4.7 million in the second quarter of 2004 and rose $2.5 million in the first half of 2004, due primarily to increases in interest expense and other net miscellaneous non-operating expenses, partially offset by higher interest income on cash-equivalent investments. Interest expense in the second quarter and first half of 2004 rose $2.9 million and $2.7 million, respectively, due largely to the net effect of financing transactions, including the issuance in May 2004 of 6.7% Senior Debentures and the redemption in June 2004 of 5% Convertible Debentures, as more fully discussed, in Note 6, "Debt" of
Item 1, "Financial Statements." In 2004, second-quarter and first-half net increases in other miscellaneous non-operating expenses primarily reflect $2.7 million of costs associated with the redemption of the Convertible Debentures as well as declines in income from the cash-surrender value of corporate-owned life insurance policies, partially offset by a $2.0 million net gain from the sale of securities in the second quarter of 2004 and equity venture losses included in the prior year. In 2003, CNF recognized second-quarter and first-half losses from equity ventures of $0.9 million and $2.2 million, respectively.


CON-WAY TRANSPORTATION SERVICES

The following table compares operating results (dollars in thousands), operating margins, and the percentage increase in selected operating statistics of the Con-Way reporting segment:


                              Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
                            ------------------------- -------------------------
                                 2004         2003         2004         2003
                            ------------ ------------ ------------ ------------
Summary of Operating
 Results
  Revenues                  $   657,541  $   541,446  $ 1,251,385  $ 1,060,554
  Operating Income               67,136       43,575      118,241       80,767
 Operating Margin                  10.2%         8.0%         9.4%         7.6%


                            2004 vs. 2003             2004 vs. 2003
                            -------------             -------------
Selected Regional-Carrier
 Operating Statistics
  Revenue per day                  +19.1%                    +15.2%
  Yield                             +2.8                      +1.7
  Weight per day:
    Less-than-truckload            +13.9                     +12.0
    Total                          +15.8                     +13.3


Con-Way's revenue in the second quarter and first half of 2004 rose 21.4% and 18.0%, respectively, from the same periods in 2003 due to higher revenue from Con-Way's regional carriers and continued growth from Con-Way's asset-light businesses, which include Con-Way NOW, Con-Way Logistics, and Con-Way Air Express. Revenue per day from the regional carriers rose 19.1% and 15.2% from the second quarter and first half of 2003 on a 15.8% and 13.3% increase in weight per day ("weight"), respectively, and a 2.8% and 1.7% increase in revenue per
hundredweight ("yield"), respectively.   Weight improvement in the
second quarter and first half of 2004 was due primarily to comparatively better economic conditions in the U.S., and to a lesser extent, continued consolidation of the LTL industry. Second-quarter and first-half yield in 2004 reflects higher rates, an increase in fuel surcharges and continued growth in higher-rated interregional joint services. Yields in 2004 were adversely affected by a 4.6% and 3.7% increase in second-quarter and first-half weight per shipment, respectively. Rates typically decline when weight per shipment increases, as freight with a higher weight per shipment typically has a lower transportation cost per unit of weight. In the second quarter and first half of 2004, Con-Way's asset-light businesses increased revenue by 62.7% and 76.4%, respectively, from the same periods in 2003. Con-Way defines "asset-light" businesses as those that require a comparatively smaller capital investment than its LTL operations.

Con-Way's second-quarter and first-half operating income in 2004 increased 54.1% and 46.4%, respectively, due primarily to higher revenue from the regional carriers, as well as revenue growth from Con-Way's asset-light businesses, which reduced their collective net operating loss in the second quarter and first half of 2004 by $2.8 million and $5.5 million, respectively, over the same periods in 2003. The improvement in Con-Way's operating margin in the second quarter and first half of 2004 reflects operating leverage, as Con-Way's regional carrier service center network accommodated additional shipments with proportionally smaller cost increases. Second-quarter and first-half operating income in 2004 was affected by employee costs, which rose 9.8% and 12.9%, respectively, due primarily to increases in base salaries, variable compensation, employee headcount and employee benefits.

In June 2004, Con-Way announced the formation of a new operating company, Con-Way Truckload ("CTL"), that is scheduled to begin operations in the first quarter of 2005. The new company will serve Con-Way's three regional LTL carriers by providing linehaul service on full loads of LTL shipments moving in transcontinental lanes and eventually offer the services to other customers. The formation of CTL is expected to allow Con-Way to reduce linehaul expense, and protect service with inter-company operations that operate in tandem with current truckload vendors. CTL will utilize Con-Way's existing infrastructure and administrative support services to minimize the required investment. Con-Way's management expects the new company will allow Con-Way to build a potential truckload revenue base by providing truckload services to its customers, and does not expect that the new operation will have a material effect on CNF's financial condition, results of operations or cash flows as of and for the year ending December 31, 2004.


MENLO WORLDWIDE

For financial reporting purposes, the Menlo Worldwide group is divided into three reporting segments: Forwarding, Logistics, and Menlo Worldwide Other. Vector SCM, a joint venture with GM, is reported in the Menlo Worldwide Other segment as an equity-method investment. In 2004, the Menlo Worldwide group of businesses reported second-quarter operating income of $7.2 million on revenue of $783.2 million, and in the first half of the year, reported operating income of $9.7 million on revenue of $1.54 billion.

FORWARDING

The following table compares operating results (dollars in thousands), operating margins, and the percentage increase (decrease) in selected operating statistics of the Forwarding reporting segment:

                               Three Months Ended         Six Months Ended
                                      June 30,                June 30,
                            ------------------------  ------------------------
                               2004         2003         2004         2003
                            -----------  -----------  -----------  -----------
Summary of Operating
  Results
    Revenues                $  517,376   $  442,421   $1,018,893   $  888,043
    Operating Loss (1)          (2,355)     (13,818)      (8,764)     (19,249)
    Operating Margin              -0.5%        -3.1%        -0.9%        -2.2%


                            2004 vs. 2003             2004 vs. 2003
                            -------------             -------------
Selected Air Freight
  Operating Statistics
    International
      Revenue per day            +22.8%                    +18.6%
      Weight per day             +20.6                     +20.5
      Yield                       +1.8                      -1.6
    North America
      Revenue per day             +6.6                      +3.6
      Weight per day              +7.5                      +7.3
      Yield                       -0.8                      -3.5

  (1) The six months ended June 30, 2003 included a $7.2 million net gain from a payment under the Air Transportation Safety and System Stabilization Act.

Forwarding's revenue in the second quarter and first half of 2004 rose 16.9% and 14.7% over the respective periods last year, as improved global economic conditions contributed to growth in both international and domestic air freight revenue.
International air freight revenue per day in the second quarter and first half of 2004 increased 22.8% and 18.6%, respectively, over the same periods last year, while domestic airfreight revenue per day grew 6.6% and 3.6% from the same periods of 2003. Forwarding's first quarter of 2004 included one more working day than the same quarter of last year.

International air freight revenue in the second quarter and first half of 2004 rose considerably over the same periods last year due largely to growth in average pounds transported ("weight") per day, which reflects stronger business levels in the Asian, European, and Latin American markets. International yield in the second quarter and first half of 2004 was positively affected by higher fuel-surcharge revenue, but was adversely affected by an increase in the percentage of lower-yield delivery services. The decline in international yield in the first half of 2004 was also due in part to reduced volumes of higher-yield military supply business, which benefited the first quarter of last year. Excluding fuel surcharges, second-quarter international yield in 2004 rose 0.5% over last year while international yield in the first half of the year fell 2.7% from the same period in 2003.

North American air freight revenue in the second quarter and first half of 2004 increased over the same prior-year periods due primarily to an increase in weight, partially offset by a decline in yield. North American yield in the second quarter of 2004 fell 0.8% including the fuel-surcharge revenue and declined 0.6% excluding the effect of fuel surcharges. In the first half of the year, North American yield fell 3.5% with fuel surcharges and declined 4.2% excluding the fuel-surcharge impact.

In 2004, Forwarding reduced its second-quarter operating loss by $11.5 million from last year's second quarter and, in the first half of 2004, reduced its operating loss by $10.5 million from the same period of 2003, which benefited from a $7.2 million net gain from a Stabilization Act payment, as more fully discussed below under " - Terrorist Attacks." Improved second-quarter and first-half operating results in 2004 were achieved principally from growth in air freight revenue. Forwarding's international gross margin as a percentage of international air freight revenue in the second quarter of 2004 was essentially flat compared to the same period last year, but declined in the first half of 2004 compared to the first half of last year. Lower international gross margin percentage in the first half of 2004 was due primarily to reduced volumes of higher-yield military supply business, which benefited gross margins in the first quarter of last year. Second-quarter and first-half operating results in 2004 also reflect higher fuel costs and employee-related expenses. In the second quarter of 2004, Forwarding's fuel surcharge revenue was insufficient to recover higher fuel costs. Employee costs in the second quarter and first half of 2004 rose 9.5% and 9.6%, respectively, due primarily to increases in employee compensation (including variable compensation and the effect of foreign currency fluctuations) and employee benefits, partially offset by a reduction in employee headcount.

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

Forwarding's restructuring reserves decreased to $34.7 million at June 30, 2004 from $34.8 million at December 31, 2003, primarily due to payments of restructuring-related obligations, partially offset by proceeds from sales of aircraft and equipment. No aircraft remained under lease as of June 30, 2004. Restructuring reserves at June 30, 2004 consisted primarily of CNF's estimated exposure related to the labor matters described above, as well as other estimated remaining restructuring-related obligations.

Refer to Note 3, "Restructuring Plans," of Item 8, "Financial
Statements and Supplementary Data," included in CNF's 2003 Annual
Report on Form 10-K for a more detailed discussion of Forwarding's 2001 restructuring plan.

      2003 Restructuring Plan

In response to continued declines in North American air freight revenue, Forwarding continued restructuring its operations in the fourth quarter of 2003, primarily to reduce the costs of its North American freight service center network. Under the restructuring plan, nine service centers were closed in markets for which Forwarding believes it can utilize cartage agents to transport customer shipments more cost effectively. In connection with the restructuring plan, Forwarding recognized a $7.8 million charge in the fourth quarter of 2003, primarily for the accrual of future lease payments on closed facilities and employee termination costs. Forwarding's reserves related to the 2003 restructuring plan declined to $2.9 million at June 30, 2004, from $6.6 million at December 31, 2003, due to cash payments related to employee terminations and lease payments on closed facilities. These payments are reflected in Forwarding's cash flows when paid but are not included in Forwarding's operating expenses as these costs were accrued in connection with the restructuring charge. In addition to actions taken in connection with the restructuring charge, Forwarding's restructuring plan also included the renegotiation of contracts with third-party cartage agents and other service providers.

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


LOGISTICS

The following table compares operating results (dollars in thousands) and operating margins of the Logistics reporting segment:

                               Three Months Ended        Six Months Ended
                                     June 30,                 June 30,
                            ------------------------  ------------------------
                                2004         2003        2004          2003
                            -----------  -----------  -----------  -----------
Summary of Operating
  Results
    Revenues                $  265,857   $  253,012   $  518,647   $  494,514
    Operating Income             6,549        6,303       13,055       12,339
    Operating Margin               2.5%         2.5%         2.5%         2.5%


Logistics' revenue in the second quarter and first half of 2004 increased 5.1% and 4.9%, respectively, from the same periods in 2003, due principally to an increase in warehouse management services and a slight increase in carrier management services, partially offset by lower revenue from contract carriage services. Revenue from carrier management services in the second quarter and first half of 2004 increased slightly despite the loss of a significant customer in the fourth quarter of 2003, a division of a large company that terminated the logistics outsourcing arrangements at many of its divisions. The customer accounted for 7.5% and 8.3% of Logistics' revenue in the second quarter and first half of 2003, respectively, but was among Logistics' lowest-margin accounts. Logistics' operating income in the second quarter and first half of 2004 grew 3.9% and 5.8%, respectively, due largely to higher revenue.

Logistics' carrier-management revenue is attributable to contracts for which Logistics manages the transportation of freight but subcontracts the actual transportation and delivery of products to third parties, which Logistics refers to as purchased transportation. Logistics' net revenue (revenue less purchased transportation) in the second quarter and first half of 2004 was $76.4 million and $152.7 million, respectively, and $73.2 million and $143.4 million in the comparative periods of 2003, respectively.


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

In August 2003, the Vector Agreements were amended, primarily to expedite the transition of logistics management services in the North America region from GM to Vector. The amendments changed the compensation principles for GM's North American logistics operations, revised the allocation of Vector's profit between GM and Menlo Worldwide, LLC ("MW"), and modified the formula for the valuation of Vector in the event that MW exercises its Put Right, as described below.

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

Operating income reported by the Menlo Worldwide Other segment declined 16.3% to $3.0 million in the second quarter of 2004 and fell 17.8% to $5.4 million in the first half of 2004. Vector began recognizing compensation in accordance with the amended Vector Agreements in the third quarter of 2003. As a result, operating income in the second quarter and first half of 2004 reflects the recognition of Vector's compensation in accordance with the amended Vector Agreements while operating income in the same periods of the prior year was determined under the compensation principles of the original Vector Agreements, as described above.

In each successive year covered by the amended Vector agreements, management anticipates that performance-based compensation will represent a growing percentage of compensation earned in GM's North America region. Management believes that Vector's long-term profitability growth depends on its ability to grow compensation earned from commercialization activities and from GM's international regions and aftermarket parts-supply operations, which are unaffected by the amended Vector Agreements.

CNF OTHER

The CNF Other segment consists of the results of Road Systems and certain corporate activities. A majority of the revenue from Road
Systems was from sales to other CNF subsidiaries.   The CNF Other
second-quarter operating loss decreased to $0.9 million in 2004 from $2.3 million in 2003, while the $1.8 million operating loss in the first half of 2004 decreased from $2.0 million in 2003. Operating results for the CNF Other segment were affected by the sales of corporate properties, which resulted in a $0.7 million first-quarter net loss in 2004 and a $1.1 million second-quarter net loss in 2003.

                    LIQUIDITY AND CAPITAL RESOURCES

In the first six months of 2004, cash and cash equivalents rose to $605.6 million at June 30, 2004, as $180.9 million provided by operating activities and $151.6 million provided by financing activities significantly exceeded $47.3 million used in investing activities. The excess cash flow from operating and financing activities increased cash and cash equivalents by $284.2 million. Cash provided by financing activities primarily reflects net proceeds of $292.6 million received from the issuance of $300 million of Senior Debentures in May 2004, partially offset by the redemption in June 2004 of its $128.9 million of Convertible Debentures, as more fully discussed below and in Note 6, "Debt" of Item 1, "Financial Statements." CNF's cash flows (dollars in thousands) are summarized in the table below.


                                           Six Months Ended
                                               June 30,
                                        ------------------------
                                           2004         2003
                                        -----------  -----------
Operating Activities
  Net income                            $   63,934   $   36,324
  Non-cash adjustments (1)                  80,154       99,527
                                        -----------  -----------
                                           144,088      135,851
  Changes in assets and liabilities
    Receivables                            (40,567)      36,838
    Accounts payable and accrued
      liabilities, excluding accrued
      incentive compensation                40,549        9,242
    Accrued incentive compensation          33,406      (43,713)
    Accrued aircraft leases and
      return provision                      (5,002)     (29,186)
    Income taxes                             7,271       38,293
    Employee benefits                       (5,166)        (510)
    Other                                    6,283        1,602
                                        -----------  -----------
                                            36,774       12,566

Net Cash Provided by Operating
  Activities                               180,862      148,417
                                        -----------  -----------

Net Cash Used in Investing
  Activities                               (47,335)     (68,416)
                                        -----------  -----------

Net Cash Provided by (Used in)
  Financing Activities                     151,590      (23,293)
                                        -----------  -----------

Net Cash Provided by Continuing
  Operations                               285,117       56,708
Net Cash Provided by (Used in)
  Discontinued Operations                     (955)         206
                                        -----------  -----------
Increase in Cash and Cash
  Equivalents                           $  284,162   $   56,914
                                        ===========  ===========

(1) "Non-cash adjustments" refer to depreciation, amortization, deferred income taxes, provision for uncollectible accounts, equity in earnings of joint venture, and non-cash gains and losses.


CONTINUING OPERATIONS

First-half cash flow from operations in 2004 was $180.9 million compared to $148.4 million in 2003. In the first half of 2004, an increase in receivables used $40.6 million while the collective increase in accounts payable and accrued liabilities (excluding accrued incentive compensation) provided $40.5 million. In the first half of 2004, accrued incentive compensation increased by $33.4 million while the first half of the prior year reflects a $43.7 million reduction. Changes in accrued incentive compensation reflect CNF's payment schedule for its employee incentive plans, under which total incentive compensation earned in an award year is paid to employees with a partial payment in December of the award year and a final payment in February of the next award year. In the first half of 2004, incentive compensation expense accruals exceeded payments, while in the first half of last year, payments for incentive compensation exceeded expense accruals. Cash flow from operations in the first half of 2004 also reflects $5.0 million in payments for restructuring-related aircraft lease payments and return costs while the first half of 2003 includes $29.2 million for that same purpose. Changes in employee benefits in the first half of 2004 and 2003 reflect the net effect of defined benefit pension plan funding contributions of $40.0 million and $25.0 million, respectively, as described below under "-Defined Benefit Pension Plans," partially offset by expense accruals for CNF's defined benefit plan obligation.

In June and July of 2004, CNF fully liquidated its corporate-owned life insurance policies based on the volatility and insufficiency of returns on the investments. The cash-surrender value of policies liquidated in the second quarter was $40.4 million and the remaining $14.1 million was liquidated subsequent to the second quarter. Prior to June 30, 2004, the cash-surrender value of liquidated policies was reported in Other Assets in CNF's Consolidated Balance Sheets. As of June 30, 2004, the $40.4 million cash-surrender value of policies liquidated in the second quarter was recorded in Other Receivables to reflect amounts receivable by CNF in connection with the liquidation. Since all cash payments for settlement of the investments were received by CNF subsequent to the second quarter of 2004, cash proceeds from the liquidation of the policies are not reflected in CNF's Consolidated Statement of Cash Flows for the six months ended June 30, 2004.

Investing activities in the first half of 2004 used $47.3 million, a decline from $68.4 million used in the first half of last year, due primarily to $17.3 million of capital expenditure reductions, including $12.0 million at Con-Way, $1.9 million at Forwarding, and $1.8 million at Logistics. In the first half of last year, Con-Way invested in $54.7 million of capital acquisitions, primarily for revenue equipment. In 2004, CNF anticipates capital expenditures of between $200 to $215 million, including an estimated $181 million for the acquisition of additional tractor and trailer equipment at Con-Way to accommodate the previously described increase in business levels.

Financing activities in the first six months of 2004 provided cash of $151.6 million compared to cash used in financing activities of $23.3 million in 2003. In April 2004, CNF issued $300 million of 6.70% Senior Debentures due 2034 in a private placement with exchange rights for net proceeds of $292.6 million. CNF used a portion of the proceeds to redeem $128.9 million of CNF's Convertible Debentures on June 1, 2004, as more fully discussed in Note 6, "Debt," of Item 1, "Financial Statements." CNF expects the remaining portion of the proceeds from issuance of the Senior Debentures to pay from time to time or at maturity its $100 million of 7.35% Notes due in June 2005, and for working capital and general corporate purposes. Financing activities in the first six months of 2004 and 2003 also reflect dividend payments and scheduled principal payments for the Thrift and Stock Plan notes guaranteed by CNF.

CNF has a $385 million revolving credit facility that matures on July 3, 2006. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to $385 million. At June 30, 2004, no borrowings were outstanding under the facility and $215.1 million of letters of credit were outstanding, leaving $169.9 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions to borrowing. CNF had other uncommitted unsecured credit facilities totaling $134.8 million at June 30, 2004, which are available to support letters of credit, bank guarantees, and overdraft facilities; at that date, a total of $105.1 million was outstanding under these facilities. Of the total letters of credit outstanding at June 30, 2004, $242.7 million provided collateral for CNF workers' compensation and vehicular self-insurance programs. See "Other Matters - Forward-Looking Statements" below, and Note 6, "Debt and Other Financing Arrangements," in Item 8, "Financial Statements and Supplementary Data," of CNF's 2003 Annual Report on Form 10-K for additional information concerning CNF's $385 million credit facility and some of its other debt instruments.

Defined Benefit Pension Plans

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

CNF currently estimates it will contribute $90 million to its defined benefit pension plans in 2004, composed of $40 million paid in the second quarter and $50 million of payments in the third quarter. CNF also made defined benefit pension plan contributions of $75.0 million in 2003 (including $25.0 million in the first half of 2003), $76.2 million in 2002 and $13.1 million in 2001, but made no contributions from 1996 through 2000, due in part to the high rate of return realized on plan assets and for the lack of tax deductibility of funding during that period. There can be no assurance that CNF will not be required to make further cash contributions, which could be substantial, to its defined benefit pension plans in the future.

Contractual Cash Obligations

CNF's contractual cash obligations as of December 31, 2003 are summarized in CNF's 2003 Annual Report on Form 10-K under Item 7, "Management's Discussion and Analysis - Liquidity and Capital Resources
- Contractual Cash Obligations." In the first half of 2004, there have been no material changes in CNF's contractual cash obligations outside the ordinary course of business, except for CNF's issuance of the Senior Debentures in April 2004 and the redemption of its Convertible Debentures in June 2004. These financing transactions, as well as the effect of CNF's adoption of FIN 46R, are more fully discussed above and in Note 6, "Debt," of Item 1, "Financial Statements."


Other

CNF's debt-to-capital ratio increased to 47.9% at June 30, 2004 from 45.3% at December 31, 2003 due primarily to the net effect of the second-quarter financing transactions described above, partially offset by growth in retained earnings resulting from net income.

DISCONTINUED OPERATIONS

On December 2, 1996, CNF completed the spin-off of Consolidated Freightways Corporation ("CFC") to CNF's shareholders. CFC withdrew in 2002 from certain multiemployer pension funds, thereby incurring withdrawal liabilities to such funds. Prior to enactment in April 2004 of the Pension Funding Equity Act of 2004, if the multiemployer funds had asserted claims against CNF for such liabilities, CNF would have had a statutory obligation to make cash payments to the funds prior to any arbitral or judicial decisions on the funds' determinations. Under the facts relating to the CFC withdrawals and the law in effect after enactment of the Pension Funding Equity Act of 2004, CNF would no longer be required to make such payments to the multiemployer funds unless and until final decisions in arbitration proceedings, or in court, upheld the funds' determination. Refer to Note 8, "Commitments and Contingencies," of Item 1, "Financial Statements."

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

Self-Insurance Reserves

CNF uses a combination of insurance and self-insurance programs to provide for the potential liabilities for medical, casualty, liability, vehicular, cargo and workers' compensation claims. Liabilities associated with the risks that are retained by CNF are estimated, in part, by considering historical claims experience, medical costs, demographic factors, severity factors and other assumptions. The undiscounted estimated accruals for these liabilities could be significantly affected if actual costs differ from these assumptions and historical trends.

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

Defined Benefit Pension Plans

CNF has defined benefit pension plans that cover non-contractual employees in the United States. The amount recognized as pension expense and the accrued pension liability depend upon a number of assumptions and factors, the most significant being the discount rate used to measure the present value of pension obligations, the assumed rate of return on plan assets, which are both affected by economic conditions, market fluctuations, and rate of compensation increase. CNF adjusts its discount rate periodically by taking into account changes in high-quality corporate bond yields and the guidance of its outside actuaries. CNF adjusts its assumed rate of return on plan assets based on historic returns of the plan assets and current market expectations.

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

The determination of CNF's accrued pension benefit cost includes an unrecognized actuarial loss that results from the cumulative difference between estimated and actual values for the year-end projected pension benefit obligation and the fair value of plan assets. Under GAAP, any portion of the unrecognized actuarial loss or gain that exceeds ten percent of the greater of the projected benefit obligation or fair value of plan assets must be amortized as an expense over the average service period for employees, approximately thirteen years for CNF. Lower amortization of the unrecognized actuarial loss decreases the annual pension expense in 2004 by approximately $1 million from annual pension expense in 2003.

Goodwill and Other Long-Lived Assets

SFAS 142, "Goodwill and Other Intangible Assets" specifies that goodwill and indefinite-lived intangible assets will not be amortized but instead will be subject to an annual impairment test. On an annual basis in the fourth quarter and between annual tests in certain circumstances, CNF utilizes a third-party independent valuation consultant to perform an impairment test of goodwill associated with the Forwarding reporting segment. Based on an impairment test as of December 31, 2003, which assumed improving cash flows, CNF was not required to record a charge for goodwill impairment.

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

The implementation of FIN 46 was required for periods beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date for applying FIN 46 to VIEs created before February 1, 2003 until the end of the first interim period ending after December 15, 2003. In December 2003, the FASB revised FIN 46 ("FIN 46R") to incorporate certain revisions, including the requirement to disregard certain rights in determining whether an entity is the primary beneficiary in a VIE. Under FIN 46R, CNF was not the primary beneficiary of CNF Trust 1 (the "Trust"), a wholly owned subsidiary, and CNF was therefore required to deconsolidate the Trust effective in the quarter ended March 31, 2004. Accordingly, CNF's 5% Convertible Debentures held by the Trust, which were redeemed by CNF on June 1, 2004, were included in long-term debt at March 31, 2004, and prior periods were restated to reflect adoption of FIN 46R, as more fully discussed in Note 6, "Debt" of Item 1, "Financial Statements."

FORWARD-LOOKING STATEMENTS

Certain statements included herein constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties, and should not be relied upon as predictions of future events. All statements other than statements of historical fact are forward-looking statements, including any projections of earnings, revenues, weight, yield, volumes, income or other financial or operating items, any statements of the plans, strategies, expectations or objectives of CNF or its management for future operations or other future items, any statements concerning proposed new products or services, any statements regarding CNF's estimated future contributions to pension plans, any statements as to the adequacy of reserves, any statements regarding the outcome of any claims that may be brought against CNF by CFC's multi-employer pension plans or any statements regarding future economic conditions or performance, any statements regarding the outcome of legal and other claims and proceedings against CNF; any statements of estimates or belief and any statements or assumptions underlying the foregoing.

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

As a result of the foregoing, no assurance can be given as to future financial condition, cash flows, or results of operations. See Note 8, "Commitments and Contingencies" in Item 1, "Financial Statements."

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

CNF is subject to the effect of interest rate fluctuations in the fair value of its long-term debt and capital lease obligations, as summarized in Item 8, "Financial Statements and Supplementary Data," under Note 6, "Debt and Other Financing Arrangements," and Note 7,
"Leases" of CNF's 2003 Annual Report on Form 10-K.   In April 2004, CNF
issued $300 million of 6.70% Senior Debentures in a private placement with exchange rights for net proceeds of $292.6 million. CNF used a portion of the proceeds to redeem $128.9 million of CNF's Convertible Debentures on June 1, 2004 as more fully discussed in Note 6, "Debt" of
Item 1, "Financial Statements." Given a hypothetical 10% change in interest rates, the increase in fair value of CNF's long-term debt and guarantees at June 30, 2004 would be approximately $36 million.

CNF held two freestanding interest rate swap derivatives at June 30, 2004 that were initially entered into as cash flow hedges to mitigate the effects of interest rate volatility on floating-rate lease payments. In connection with Forwarding's 2001 restructuring plan, hedge accounting was discontinued for these interest rate swaps when EWA settled floating-rate operating leases hedged with the interest rate swaps. At June 30, 2004, CNF had not entered into any material derivative contracts to hedge exposure to commodity prices or foreign currency.

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

                       PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

Certain legal proceedings of CNF are also discussed in Note 8, "Commitments and Contingencies," of Part 1, Item 1, "Financial
Statements."

In 2001, EWA received subpoenas issued by federal grand juries in Massachusetts and the District of Columbia and the USPS Inspector General for documents relating to the Priority Mail contract. EWA cooperated fully and provided the documents requested in those subpoenas. In September 2003, CNF received notice from the United States Attorney's Office for the District of Columbia that EWA is being considered for possible civil action under the False Claims Act for allegedly submitting false invoices to the USPS for payment under the Priority Mail contract. EWA has entered into a tolling agreement with the government in order to give the parties more time to investigate the allegations. EWA is in the process of conducting its own investigation of the allegations and as a result CNF is currently unable to predict the outcome of this matter. Under the False Claims Act, the government would be entitled to recover treble damages, plus penalties, if a court was to ultimately conclude that EWA knowingly submitted false invoices to the USPS.

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

ITEM 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             31 Certification of Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             32 Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b)  Reports on Form 8-K

             On April 20, 2004, CNF filed a current report on Form 8-K to furnish under Item 12 CNF's press release presenting CNF's results for the three months ended March 31, 2004.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company (Registrant) has duly caused this Form 10-Q Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CNF Inc
..                                         -------
                                          (Registrant)


August 5, 2004                            /s/Chutta Ratnathicam
                                          -----------------------
                                          Chutta Ratnathicam
                                          Senior Vice President and
                                          Chief Financial Officer