Form 10-Q
period 2004-09-30
CNF INC
filed 2004-11-09
CIK 23675

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


       X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      ___              SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2004

                                   OR

      ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

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


           Number of shares of Common Stock, $.625 par value, outstanding as of October 31, 2004: 51,671,787.

                                CNF INC.
                               FORM 10-Q
                    Quarter Ended September 30, 2004

_______________________________________________________________________________
_______________________________________________________________________________

                                         INDEX



PART I.FINANCIAL INFORMATION                                               Page

  Item 1. Financial Statements

    Consolidated Balance Sheets -
      September 30, 2004 and December 31, 2003                                3

    Statements of Consolidated Operations -
      Three and Nine Months Ended September 30, 2004 and 2003                 5

    Statements of Consolidated Cash Flows -
      Nine Months Ended September 30, 2004 and 2003                           6

    Notes to Consolidated Financial Statements                                7

  Item 2. Management's  Discussion  and Analysis of Financial Condition
    and Results of Operations                                                18

  Item 3. Quantitative and Qualitative Disclosures about Market Risk         31

  Item 4. Controls and Procedures                                            32


PART II.OTHER INFORMATION

  Item 1. Legal Proceedings                                                  33

  Item 6. Exhibits and Reports on Form 8-K                                   34

  Signatures                                                                 35

                            PART I. FINANCIAL INFORMATION



ITEM 1.  Financial Statements


                                      CNF INC.
                             CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)


                                          September 30,
                                              2004            December 31,
ASSETS                                     (Unaudited)             2003
                                          -----------         -----------
Current Assets
  Cash and cash equivalents               $  639,059          $  298,623
  Trade accounts receivable, net             449,218             380,898
  Other accounts receivable                   19,776              66,112
  Operating supplies, at lower of
    average cost or market                    15,680               9,468
  Prepaid expenses                            44,039              45,114
  Deferred income taxes                       50,268              50,631
  Assets of discontinued
    operations (Note 2)                      528,935             478,388
                                          -----------         -----------
     Total Current Assets                  1,746,975           1,329,234
                                          -----------         -----------

Property, Plant and Equipment, at Cost
  Land                                       148,809             147,713
  Buildings and leasehold
    improvements                             615,265             591,797
  Revenue equipment                          653,379             593,830
  Other equipment                            212,893             210,374
                                          -----------         -----------
                                           1,630,346           1,543,714
  Accumulated depreciation and
    amortization                            (775,830)           (725,763)
                                          -----------         -----------
                                             854,516             817,951
                                          -----------         -----------
Other Assets
  Deferred charges and other
    assets (Note 4)                           47,918             122,208
  Capitalized software, net                   52,140              54,646
  Assets of discontinued
    operations (Note 2)                      169,198             442,234
                                          -----------         -----------
                                             269,256             619,088
                                          -----------         -----------
Total Assets                              $2,870,747          $2,766,273
                                          ===========         ===========

          The accompanying notes are an integral part of these statements.

                                      CNF INC.
                             CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands except per share amounts)


                                          September 30,
                                              2004            December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY      (Unaudited)             2003
                                          -----------         -----------
Current Liabilities
  Accounts payable                        $  231,021          $  203,988
  Accrued liabilities                        277,143             200,932
  Accrued claims costs                        92,683              94,291
  Current maturities of long-term
    debt (Note 7)                            112,727              14,055
  Liabilities of discontinued
    operations (Note 2)                      322,108             308,884
                                          -----------         -----------
    Total Current Liabilities              1,035,682             822,150

Long-Term Liabilities
  Long-term debt and guarantees (Note 7)     602,520             554,981
  Accrued claims costs                       107,270             113,785
  Employee benefits (Note 5)                 144,468             176,129
  Other liabilities and deferred credits      28,166              24,828
  Deferred income taxes                       61,185              50,370
  Liabilities of discontinued
    operations (Note 2)                      198,077             205,222
                                          -----------         -----------
     Total Liabilities                     2,177,368           1,947,465
                                          -----------         -----------

Commitments and Contingencies (Note 8)

Shareholders' Equity
  Preferred stock, no par value;
    authorized 5,000,000 shares:
    Series B, 8.5% cumulative,
    convertible, $.01 stated value;
    designated 1,100,000 shares;
    issued 747,073 and 763,674
    shares, respectively                           7                   8
  Additional paid-in capital,
    preferred stock                          113,622             116,147
  Deferred compensation,
    Thrift and Stock Plan                    (51,272)            (57,687)
                                          -----------         -----------
     Total Preferred
       Shareholders' Equity                   62,357              58,468
                                          -----------         -----------
  Common stock, $.625 par value;
    authorized 100,000,000 shares;
    issued 57,459,165 and 56,436,981
    shares, respectively                      35,912              35,273
  Additional paid-in capital,
    common stock                             382,253             356,700
  Retained earnings                          394,173             570,751
  Deferred compensation,
    restricted stock                          (4,330)             (6,188)
  Cost of repurchased common stock
    (6,379,599 and 6,459,732 shares,
    respectively)                           (157,297)           (159,273)
                                          -----------         -----------
                                             650,711             797,263

  Accumulated Other Comprehensive
    Loss (Note 6)                            (19,689)            (36,923)
                                          -----------         -----------
      Total Common Shareholders'
        Equity                               631,022             760,340
                                          -----------         -----------
        Total Shareholders' Equity           693,379             818,808
                                          -----------         -----------
          Total Liabilities and
            Shareholders' Equity          $2,870,747          $2,766,273
                                          ===========         ===========


          The accompanying notes are an integral part of these statements.

                                      CNF INC.
                        STATEMENTS OF CONSOLIDATED OPERATIONS
                                     (Unaudited)
                   (Dollars in thousands except per share amounts)



                               Three Months Ended        Nine Months Ended
                                   September 30,          September 30,
                              -----------------------  -----------------------
                                2004         2003         2004         2003
                              ----------   ----------  ----------   ----------
REVENUES                      $ 973,619    $ 837,361   $2,744,921   $2,396,520

Costs and Expenses
  Operating expenses (Note 4)   779,984      657,379    2,196,724    1,909,648
  Selling, general and
    administrative expenses      88,751       86,113      266,084      250,979
  Depreciation                   26,449       25,558       76,951       76,240
                              ----------   ----------  ----------   ----------
                                895,184      769,050    2,539,759    2,236,867
                              ----------   ----------  ----------   ----------
OPERATING INCOME                 78,435       68,311      205,162      159,653
                              ----------   ----------  ----------   ----------

Other Income (Expense)
  Investment income               2,112          635        4,247        1,851
  Interest expense (Note 7)     (10,959)      (7,134)     (28,306)     (21,925)
  Miscellaneous, net               (876)        (933)      (5,401)      (2,110)
                              ----------   ----------  -----------  -----------
                                 (9,723)      (7,432)     (29,460)     (22,184)
                              ----------   ----------  -----------  -----------
Income from Continuing
  Operations Before Taxes        68,712       60,879      175,702      137,469
    Income Tax Provision         26,798       23,743       68,524       53,613
                              ----------   ----------  -----------  -----------
INCOME FROM CONTINUING
  OPERATIONS                     41,914       37,136      107,178       83,856
                              ----------   ----------  -----------  -----------
Discontinued Operations,
  net of tax (Note 2)
    Loss from Disposal         (260,490)           -     (260,490)           -
    Income (Loss) from
      Discontinued Operations     4,444      (10,315)       3,114      (20,711)
                              ----------   ----------  -----------  -----------
                               (256,046)     (10,315)    (257,376)     (20,711)

Net Income (Loss)              (214,132)      26,821     (150,198)      63,145
  Preferred Stock Dividends       2,075        2,030        6,119        6,125
                              ----------   ----------  -----------  -----------
   NET INCOME (LOSS)
     APPLICABLE TO COMMON
     SHAREHOLDERS             $(216,207)   $  24,791   $ (156,317)  $   57,020
                              ===========  =========== ===========  ===========

Weighted-Average Common
  Shares Outstanding
  (Note 1)
        Basic                 50,670,398   49,549,338   50,150,987   49,480,305
        Diluted               55,408,636   56,641,421   56,527,092   56,634,040

Earnings (Loss) per
 Common Share (Note 1)
   Basic
    Net Income from
     Continuing Operations       $ 0.79       $ 0.71       $ 2.02       $ 1.57
     Loss from Disposal,
      net of tax                  (5.15)          -         (5.20)           -
     Income (Loss) from
      Discontinued
      Operations,
      net of tax                   0.09        (0.21)        0.06        (0.42)
                              ----------   ----------  -----------  -----------
     Net Income (Loss)
      Applicable to
      Common Shareholders        $(4.27)      $ 0.50       $(3.12)      $ 1.15
                              ==========   ==========  ===========  ===========

   Diluted
    Net Income from
     Continuing
     Operations                  $ 0.72       $ 0.64       $ 1.83       $ 1.44
    Loss from Disposal,
     net of tax                   (4.70)           -        (4.61)           -
    Income (Loss) from
     Discontinued
     Operations,
     net of tax                    0.08        (0.18)        0.06        (0.36)
                              ----------   ----------  -----------  -----------
    Net Income (Loss)
     Applicable to Common
     Shareholders                $(3.90)      $ 0.46       $(2.72)      $ 1.08
                              ==========   ==========  ===========  ===========

          The accompanying notes are an integral part of these statements.

                                      CNF INC.
                        STATEMENTS OF CONSOLIDATED CASH FLOWS
                                     (Unaudited)
                               (Dollars in thousands)

                                                    Nine Months Ended
                                                      September 30,
                                              -----------------------------
                                                  2004             2003
                                              ------------    -------------
Cash and Cash Equivalents,
  Beginning of Period                         $  298,623      $   232,813

Operating Activities
Net income (loss)                               (150,198)          63,145
Adjustments to reconcile
  net income (loss) to net cash provided
    by operating activities:
      Discontinued operations                    257,376           20,711
      Depreciation and amortization,
        net of accretion                          86,957           85,540
      Increase in deferred income taxes           12,485            5,771
      Amortization of deferred compensation        8,770            7,164
      Provision for uncollectible accounts         3,894            3,532
      Equity in earnings of Vector
        joint venture                             (8,079)         (15,358)
      Loss on sales of property
        and equipment, net                           159            2,603
      Loss from equity ventures                        -            3,716
      Changes in assets and liabilities:
        Receivables                              (58,512)         (19,113)
        Prepaid expenses                           1,075           (3,913)
        Accounts payable                          29,064          (15,384)
        Accrued liabilities, excluding
          accrued incentive compensation          21,889           26,457
        Accrued incentive compensation            54,322          (21,137)
        Accrued claims costs                      (8,123)         (19,558)
        Income taxes                              30,974           52,515
        Employee benefits                        (36,610)         (20,057)
        Deferred charges and credits              71,561           24,653
        Other                                     (7,287)           6,562
                                              ------------    -------------
  Net Cash Provided by
    Operating Activities                         309,717          187,849
                                              ------------    -------------
Investing Activities
      Capital expenditures                      (110,111)         (77,471)
      Software expenditures                       (9,209)         (10,732)
      Proceeds from sales of
        property and equipment, net                5,043            4,830
                                              ------------    -------------
  Net Cash Used in Investing Activities         (114,277)         (83,373)
                                              ------------    -------------
Financing Activities
      Net proceeds from issuance
        of long-term debt                        292,587            2,156
      Net repayment of long-term
        debt and guarantees                     (142,919)         (12,143)
      Proceeds from exercise
        of stock options                          25,074            2,702
      Payments of common dividends               (15,153)         (14,876)
      Payments of preferred dividends             (9,941)         (10,192)
                                              ------------    -------------
  Net Cash Provided by (Used in)
    Financing Activities                         149,648          (32,353)
                                              ------------    -------------
  Net Cash Provided by
    Continuing Operations                        345,088           72,123
                                              ------------    -------------
  Net Cash Used in
    Discontinued Operations                       (4,652)          (9,604)
                                              ------------    -------------
  Increase in Cash and Cash Equivalents          340,436           62,519
                                              ------------    -------------
Cash and Cash Equivalents, End of Period      $  639,059      $   295,332
                                              ============    =============

Supplemental Disclosure
  Cash Paid (Refunded)
    for income taxes, net                     $   24,824      $   (37,699)
  Cash Paid for interest,
    net of amounts capitalized                    14,480           15,909


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

In the third quarter of 2004, CNF committed to sell Menlo Worldwide Forwarding, Inc. and its subsidiaries and Menlo Worldwide Expedite!, Inc. (hereinafter collectively referred to as "MWF"). As a result, MWF is classified as held for sale and, for all periods presented, the results of operations, net assets, and cash flows of the Menlo Worldwide Forwarding ("Forwarding") segment have been segregated and reported as discontinued operations, as more fully discussed in Note 2, "Discontinued Operations." In addition to MWF, the Forwarding segment also includes Emery Worldwide Airlines, Inc. ("EWA"), a separate wholly owned subsidiary of CNF that is reported in discontinued operations but is not classified as held for sale.

Earnings per Share ("EPS")

Basic EPS is computed by dividing reported earnings (loss) by the weighted-average common shares outstanding. Diluted EPS is calculated as follows:



                                Three Months Ended       Nine Months Ended
                                   September 30,            September 30,
 (Dollars in thousands      ------------------------- -------------------------
 except per share data)          2004         2003         2004        2003
                            ------------ ------------ ------------ ------------
Numerator:
 Continuing operations
  (after preferred stock
  dividends), as reported    $   39,839   $   35,106   $  101,059   $   77,731
   Add-backs:
    Dividends on
     Series B preferred
     stock, net of
     replacement funding            303          315          954        1,006
    Interest expense on
      convertible
      subordinated
      debentures, net of
      trust dividend
      income (Note 7)                --          954        1,590        2,862
                            ------------ ------------ ------------ ------------
   Continuing operations         40,142       36,375      103,603       81,599
                            ------------ ------------ ------------ ------------
   Discontinued operations     (256,046)     (10,315)    (257,376)     (20,711)
                            ------------ ------------ ------------ ------------
   Applicable to common
    shareholders             $ (215,904)  $   26,060   $ (153,773)  $   60,888
                            ============ ============ ============ ============

Denominator:
 Weighted-average common
  shares outstanding         50,670,398   49,549,338   50,150,987   49,480,305
 Stock options and
  restricted stock            1,221,014      346,956    1,122,770      408,608
 Series B preferred stock     3,517,224    3,620,127    3,517,224    3,620,127
 Convertible subordinated
  debentures (Note 7)                --    3,125,000    1,736,111    3,125,000
                            ------------ ------------ ------------ ------------
                             55,408,636   56,641,421   56,527,092   56,634,040
                            ------------ ------------ ------------ ------------

Earnings (Loss) per Diluted
 Share:

  Continuing operations      $     0.72   $     0.64   $     1.83   $     1.44
                            ------------ ------------ ------------ ------------
  Discontinued operations         (4.62)       (0.18)       (4.55)       (0.36)
                            ------------ ------------ ------------ ------------
  Applicable to common
   shareholders              $    (3.90)  $     0.46   $    (2.72)  $     1.08
                            ============ ============ ============ ============

For the three and nine months ended September 30, 2004, diluted shares reflect the effect of CNF's redemption in June 2004 of its convertible subordinated debentures, as more fully discussed in Note 7, "Debt."

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

The following table sets forth the effect on net income (loss) and earnings
(loss) per share if CNF had applied the fair-value based method and recognition provisions of SFAS 123, " Accounting for Stock-Based
Compensation," to stock-based compensation:


                                Three Months Ended       Nine Months Ended
                                   September 30,            September 30,
 (Dollars in thousands      ------------------------- -------------------------
 except per share data)          2004         2003         2004        2003
                            ------------ ------------ ------------ ------------
Net income (loss), as
 reported                    $ (216,207)  $   24,791   $ (156,317)  $   57,020
Additional compensation cost,
 net of tax, that
 would have been included
 in net income (loss) if
 the fair-value method
 had been applied                (2,364)      (2,411)      (6,297)      (6,863)
                            ------------ ------------ ------------ ------------
Adjusted net income (loss) as
 if the fair-value
 method had been
 applied                     $ (218,571)  $   22,380   $ (162,614)  $   50,157
                            ============ ============ ============ ============
Earnings (loss) per share:
 Basic:
  As reported                $    (4.27)  $     0.50   $    (3.12)  $     1.15
                            ============ ============ ============ ============
  Adjusted                   $    (4.31)  $     0.45   $    (3.24)  $     1.01
                            ============ ============ ============ ============
 Diluted:
  As reported                $    (3.90)  $     0.46   $    (2.72)  $     1.08
                            ============ ============ ============ ============
  Adjusted                   $    (3.94)  $     0.42   $    (2.83)  $     0.95
                            ============ ============ ============ ============

The effect of applying SFAS 123 may not be indicative of the future effect.

Foreign Currency

Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in results of operations.

CNF recognizes deferred taxes to reflect the effect of temporary differences between tax and book accounting on the translation of foreign subsidiary financial statements. Based on expectations in certain tax jurisdictions, CNF re-evaluated its assumptions regarding the repatriation of foreign earnings in the first quarter of 2004. CNF will no longer assume that past and future earnings of foreign subsidiaries are indefinitely reinvested. Accordingly, CNF in the first quarter of 2004 recorded a deferred tax asset of $9.4 million to recognize the associated tax effect of the accumulated foreign currency translation adjustment. The deferred tax asset is included in Assets of Discontinued Operations in the Consolidated Balance Sheets as it relates to the discontinued Forwarding segment. In the third quarter of 2004, the accumulated foreign currency translation adjustment associated with the Forwarding segment was included in CNF's third-quarter impairment charge, as more fully discussed in Note 2, "Discontinued Operations."

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

The implementation of FIN 46 was required for periods beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date for applying FIN 46 to VIEs created before February 1, 2003 until the end of the first interim period ending after December 15, 2003. In December 2003, the FASB revised FIN 46 ("FIN 46R") to incorporate certain revisions, including the requirement to disregard certain rights in determining whether an entity is the primary beneficiary in a VIE. Under FIN 46R, CNF was not the primary beneficiary of CNF Trust 1 (the "Trust"), a wholly owned subsidiary, and CNF was therefore required to deconsolidate the Trust effective in the quarter ended March 31, 2004. Accordingly, CNF's 5% convertible subordinated debentures held by the Trust, which were redeemed by CNF on June 1, 2004, were included in long-term debt at March 31, 2004, and prior periods were restated to reflect adoption of FIN 46R, as more fully discussed in Note 7, "Debt."

Reclassification

Certain amounts in the prior-period financial statements have been reclassified to conform to the current-period presentation.

2.  Discontinued Operations

Income (Loss) from Discontinued Operations

In the process of evaluating several strategic alternatives for Menlo Worldwide's Forwarding segment, CNF was approached by United Parcel Service, Inc. ("UPS") in the third quarter of 2004 with interest in acquiring MWF. Decisions by CNF's management and its Board of Directors and the third-quarter sale negotiations with UPS established CNF's commitment to sell MWF as of September 30, 2004. Accordingly, CNF classified MWF as held for sale and reported the Forwarding segment as discontinued operations. In the third quarter of 2004, CNF recognized a $260.5 million impairment charge to write down the recorded book value of MWF to its anticipated selling price, less costs to sell, as required by SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."


The impairment charge is based on the current agreement to sell MWF, as described below under "Stock Sale Agreement with UPS," and primarily represents the estimated write-down to the carrying value of MWF's goodwill and long-lived assets, including MWF's accumulated foreign currency translation adjustment, as well as estimated selling costs. CNF agreed to accept less than the recorded book value of MWF due primarily to management's current assessment of the risk and resource requirements associated with other strategic alternatives related to MWF's operations. The impairment charge is a deductible capital loss for tax purposes. However, since CNF does not currently forecast any significant taxable capital gains in the tax carry-forward period, it does not currently expect to recognize a tax deduction for the capital loss. As a result, no tax benefit was recorded on the impairment charge.

For all periods presented, the results of operations, net assets, and cash flows of the Forwarding segment have been segregated and classified as discontinued operations. Financial information for discontinued operations is summarized below:


                                 Three Months Ended       Nine Months Ended
                                    September 30,            September 30,
                            ------------------------- -------------------------
(Dollars in thousands)          2004         2003         2004        2003
                            ------------ ------------ ------------ ------------
Revenues                     $  558,231   $  470,985   $1,582,996   $1,359,149

Income (Loss) from
 Discontinued Operations
   Income (loss)
    before income taxes           7,285      (12,754)       5,104      (29,796)
   Income tax (provision)
    benefit                      (2,841)       2,439       (1,990)       9,085
                            ------------ ------------ ------------ ------------
                             $    4,444   $  (10,315)  $    3,114   $  (20,711)
                            ============ ============ ============ ============
Loss from Disposal
 Impairment Charge           $ (260,490)  $       --   $ (260,490)  $       --
                            ------------ ------------ ------------ ------------

As required by EITF 87-24, "Allocation of Interest to Discontinued Operations," continuing operations has been allocated certain corporate overhead charges that were previously allocated to the discontinued Forwarding segment. These corporate overhead charges were $2.8 million and $3.1 million in the third quarter of 2004 and 2003, respectively, and $11.0 million and $9.3 million in the first nine months of 2004 and 2003, respectively. For all periods presented, the additional corporate overhead charges were allocated to the Con-Way and Logistics reporting segments based on segment revenue and capital employed.

Stock Sale Agreement with UPS

On October 5, 2004, CNF and Menlo Worldwide entered into a stock purchase agreement with United Parcel Service of America, Inc. and United Parcel Service, Inc. to acquire all of the issued and outstanding capital stock of MWF. The agreement excludes certain assets and liabilities of MWF and includes certain assets and liabilities of CNF or its subsidiaries related to the business as presently conducted by Menlo Worldwide Forwarding. Among the assets and liabilities so excluded are those related to EWA, as described below, and the obligation related to MWF employees covered under CNF's domestic pension, postretirement medical and long-term disability plans. Under the agreement, CNF will be reimbursed for the actuarially determined estimate of its obligation related to MWF employees covered under CNF's postretirement medical plan. CNF will receive cash consideration of $150 million that is subject to certain adjustments, including adjustments for cash held by MWF at closing and MWF's net working capital as of closing. In addition, UPS will assume indebtedness associated with the MWF business, including approximately $110 million of debt owed by MWF in connection with the City of Dayton, Ohio, Special Facilities Revenue Refunding Bonds, certain capital leases and other debt, other letters of credit, and overdraft facilities. CNF will indemnify UPS against certain losses that UPS may incur after the closing of the sale with certain limitations. Any losses related to these indemnification obligations or any other costs, including any future cash expenditures, related to the sale that have not been estimated and recognized at this time will be disclosed in the future and recognized in future periods when and if incurred. Subject to customary conditions, including receipt of government regulatory approvals and consents, CNF expects the sale to close during the fourth quarter of 2004.

Assets and Liabilities of Discontinued Operations

The assets and liabilities of the Forwarding segment are presented in the Consolidated Balance Sheets under the captions "Assets (or Liabilities) of Discontinued Operations." Assets of discontinued operations at September 30, 2004 and December 31, 2003 mostly consisted of cash of $40.6 million and $22.8 million, respectively; receivables of $428.6 million and $403.3 million, respectively; and goodwill and long-lived assets of $169.2 million and $442.2 million, respectively. Liabilities of discontinued operations at those same dates primarily included accounts payable and accrued liabilities of $309.1 million and $281.3 million, respectively, and long-term debt and capital leases of $110.1 million and $110.2 million, respectively. As described above, the sale agreement with UPS excludes certain assets and liabilities of MWF, including but not limited to cash balances, as well as the assets and liabilities of EWA, including the restructuring reserves discussed below.

In connection with the cessation of its air carrier operations in 2001, EWA terminated the employment of all of its pilots and crew members. Those pilots and crew members are represented by the Air Line Pilots Association ("ALPA") union under a collective bargaining agreement. Subsequently, ALPA filed a grievance on behalf of the pilots and crew members protesting the

                                       - 11 -
cessation of EWA's air carrier operations and MWF's use of other air carriers. The ALPA matters are the subject of litigation in U.S. District Court and, depending on the outcome of that litigation, may be subject to binding arbitration. Based on CNF's current evaluation, management believes that it has provided for its estimated exposure related to the ALPA matters. However, there can be no assurance in this regard as CNF cannot predict with certainty the ultimate outcome of these matters.

Reserves related to the 2001 restructuring plan decreased to $34.1 million at September 30, 2004 from $34.8 million at December 31, 2003, primarily due to payments of restructuring-related obligations, partially offset by proceeds from sales of aircraft equipment. Restructuring reserves at September 30, 2004 consisted primarily of CNF's estimated exposure related to the labor matters described above, as well as other estimated remaining restructuring-related obligations.

3.  Reporting Segments

CNF discloses segment information in the manner in which the components are organized for making operating decisions, assessing performance and allocating resources. CNF's principal businesses consist of Con-Way Transportation Services ("Con-Way") and Menlo Worldwide. For financial reporting purposes, CNF is divided into four reporting segments. The operating results of Con-Way are reported as one reporting segment while Menlo Worldwide is divided into two reporting segments: Menlo Worldwide Logistics ("Logistics"), and Menlo Worldwide Other, which consists of Vector, a joint venture with GM. Also, certain corporate activities and the results of Road Systems, a trailer manufacturer, are reported in the CNF Other reporting segment.

In the third quarter of 2004, CNF committed to sell MWF. Accordingly, MWF is classified as held for sale and, for all periods presented, the results of operations, net assets, and cash flows of the Forwarding segment have been segregated as discontinued operations and excluded from the reporting segment financial data summarized below. Prior to the reclassification, the combined operating results of MWF and a portion of the operations of EWA were reported in continuing operations as the Forwarding segment. As required by accounting rules, continuing operations has been allocated certain corporate overhead charges that were previously allocated to the discontinued Forwarding segment, as more fully discussed in Note 2, "Discontinued Operations." Accordingly, reporting segment financial information presented below reflects those reclassifications for all periods presented.

Financial Data

Management evaluates segment performance primarily based on revenue and operating income (loss); therefore, other non-operating items, consisting primarily of interest income or expense, are not reported in segment results. Corporate expenses are generally allocated based on measurable services provided to each segment or, for general corporate expenses, based on segment revenue and capital employed. Inter-segment revenue and related operating income have been eliminated to reconcile to consolidated revenue and operating income.

                               Three Months Ended       Nine Months Ended
                                  September 30,            September 30,
                           ------------------------- -------------------------
(Dollars in thousands)         2004         2003         2004        2003
                           ------------ ------------ ------------ ------------
Revenues
 Con-Way Transportation
  Services                  $  684,775   $  574,608   $1,936,224   $1,635,183
 Menlo Worldwide Logistics     286,847      262,663      805,494      761,212
                           ------------ ------------ ------------ ------------
                               971,622      837,271    2,741,718    2,396,395
 CNF Other                       1,997           90        3,203          125
                           ------------ ------------ ------------ ------------
                            $  973,619   $  837,361   $2,744,921   $2,396,520
                           ============ ============ ============ ============
Intersegment Revenue
 Eliminations by Segment
  Con-Way Transportation
   Services                 $    1,514   $    1,199   $    4,173   $    1,434
  Menlo Worldwide
   Logistics                        --           --           --        2,975
                           ------------ ------------ ------------ ------------
                                 1,514        1,199        4,173        4,409
  CNF Other                      7,524        5,810       20,188       16,546
                           ------------ ------------ ------------ ------------
                            $    9,038   $    7,009   $   24,361   $   20,955
                           ============ ============ ============ ============
Revenues before Intersegment
 Eliminations
  Con-Way Transportation
   Services                 $  686,289   $  575,807   $1,940,397   $1,636,617
  Menlo Worldwide
   Logistics                   286,847      262,663      805,494      764,187
                           ------------ ------------ ------------ ------------
                               973,136      838,470    2,745,891    2,400,804
  CNF Other                      9,521        5,900       23,391       16,671
   Intersegment Revenue
   Eliminations                 (9,038)      (7,009)     (24,361)     (20,955)
                           ------------ ------------ ------------ ------------
                            $  973,619   $  837,361   $2,744,921   $2,396,520
                           ============ ============ ============ ============
Operating Income (Loss)
 Con-Way Transportation
  Services                  $   70,607   $   53,909   $  181,702   $  129,213
 Menlo Worldwide
   Logistics                     5,764        6,477       17,794       18,004
 Other                           2,699        8,810        8,079       15,358
                           ------------ ------------ ------------ ------------
                                 8,463       15,287       25,873       33,362
 CNF Other                        (635)        (885)      (2,413)      (2,922)
                           ------------ ------------ ------------ ------------
                             $  78,435   $   68,311   $  205,162   $  159,653
                           ============ ============ ============ ============

4.Investment in Unconsolidated Joint Venture

Vector SCM ("Vector") is a joint venture formed with General Motors ("GM") in December 2000 for the purpose of providing logistics management services on a global basis for GM, and ultimately for customers in addition to GM.
Although Menlo Worldwide, LLC ("MW") owns a majority interest in Vector, MW's portion of Vector's operating results are reported in the Menlo Worldwide Other reporting segment as an equity-method investment based on GM's ability to control certain operating decisions. Vector is organized as a limited liability company that has elected to be taxed as a partnership. Therefore, the joint venture partners are responsible for income taxes applicable to their share of Vector's taxable income. MW's portion of Vector's net income, which is reported as a reduction of operating expenses in the accompanying Statements of Consolidated Operations, does not include any provision for income taxes that will be incurred by CNF. MW's undistributed earnings from Vector at September 30, 2004 and December 31, 2003, before provision for CNF's related parent income taxes, was $30.7 million and $22.6 million, respectively.

Vector participates in CNF's centralized cash management system, and, consequently, Vector's domestic trade accounts payable are paid by CNF and settled through Vector's affiliate accounts with CNF. In addition, excess cash balances in Vector's bank accounts, if any, are invested by CNF and settled through affiliate accounts, which earn interest income based on a rate earned by CNF's cash-equivalent investments. As a result of Vector's excess cash invested by CNF, Vector's affiliate receivable from CNF as of September 30, 2004 and December 31, 2003 was $25.9 million and $16.0 million, respectively.

As required by the Vector Agreements, CNF provides Vector with a $20 million line of credit for Vector's working capital and capital expenditure requirements. Under the credit facility, which matures on December 13, 2005, Vector may obtain loans with an annual interest rate based on the rate CNF pays under its $385 million revolving credit facility. CNF provides a portion of its $20 million credit commitment to Vector through CNF's guarantee of $7.5 million of uncommitted local currency overdraft facilities available to Vector by international banks. At September 30, 2004, there was no balance outstanding under Vector's uncommitted local currency overdraft facilities and no borrowings were directly payable to CNF. At December 31, 2003, Vector owed $5.8 million under the uncommitted local currency overdraft facilities and no borrowings were directly payable to CNF.


CNF's capital transactions with Vector, including cash advances to and from Vector under CNF's centralized cash management system and credit facility described above, are reported as adjustments to MW's investment in Vector in Deferred Charges and Other Assets in CNF's Consolidated Balance Sheets.


5.  Employee Benefit Plans

Effective in 2004, CNF adopted the interim disclosure provisions of SFAS No. 132R, "Employers' Disclosure about Pensions and Other Post-retirement Benefits, an Amendment of FASB Statements No. 87, 88 and 106 and a Revision of FASB Statement No. 132." The revised statement requires the disclosure of the components of the net periodic benefit expense recognized in interim periods, which is summarized in the tables below.

                                      Defined Benefit Pension Plans
                           ---------------------------------------------------
                               Three Months Ended       Nine Months Ended
                                  September 30,            September 30,
                           ------------------------- -------------------------
(Dollars in thousands)         2004         2003         2004        2003
                           ------------ ------------ ------------ ------------
Service cost - benefits
 earned during the quarter   $  16,626   $   10,966   $   44,100   $  32,897
Interest cost on benefit
 obligation                     12,900       12,495       41,197      37,484
Expected return on plan
 assets
                               (16,958)     (10,391)     (44,760)    (31,173)
Net amortization and
 deferral                        2,838        2,269        6,652       6,808
                           ------------ ------------ ------------ ------------
Net periodic benefit
 expense                    $   15,406   $   15,339   $   47,189   $  46,016
                           ============ ============ ============ ============

CNF has contributed $90.8 million to its defined benefit pension plans in 2004, consisting of $40.2 million paid in the second quarter and $50.6 million of payments in the third quarter. No further funding payments are expected for the remainder of 2004.

As reported above, net periodic pension plan expense for the third quarter of 2004 and 2003 includes expense of $2.9 million and $3.1 million, respectively, that relates to pension plan participants of companies that are now reported as discontinued operations, and for the first nine months of 2004 and 2003, the table above includes expense of $10.1 million and $9.2 million, respectively, for those participants.

                                       Post-retirement Medical Plan
                          ---------------------------------------------------
                              Three Months Ended       Nine Months Ended
                                 September 30,            September 30,
                          ------------------------- -------------------------
(Dollars in thousands)        2004         2003         2004        2003
                          ------------ ------------ ------------ ------------

Service cost - benefits
 earned during the quarter $      164   $      457   $    1,201   $    1,370
Interest cost on benefit
 obligation                     1,659        1,384        4,802        4,152
Net amortization and
 deferral                         113           66          262          197
                          ------------ ------------ ------------ ------------
  Net periodic benefit
   expense                 $    1,936   $    1,907   $    6,265   $    5,719
                          ============ ============ ============ ============

As reported above, net periodic post-retirement plan expense for the third quarter of 2004 and 2003 includes $0.9 million that relates to post-retirement plan participants of companies that are now reported as discontinued operations, and for the first nine months of 2004 and 2003, the table above includes expense of $3.7 million and $2.8 million, respectively, for those participants.

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

Under FSP 106-2, CNF concluded that its post-retirement medical plan provided an actuarially equivalent benefit and recognized the Act's effect retrospectively to the date of enactment. CNF's adoption of FSP 106-2 resulted in a $4.9 million reduction to its projected post-retirement benefit obligation, which will be recognized as a reduction to its net periodic post-retirement benefit expense in future periods when costs are subsidized under the Act. The effect of adoption of FSP 106-2 on CNF's financial condition, results of operations and cash flows for the three and nine months ended September 30, 2004 was not significant.


6.  Comprehensive Income

Comprehensive income, which is a measure of all changes in equity except those resulting from investments by owners and distributions to owners, was as follows:

                                Three Months Ended       Nine Months Ended
                                   September 30,            September 30,
                            ------------------------- -------------------------
(Dollars in thousands)          2004         2003         2004        2003
                            ------------ ------------ ------------ ------------
Net income (loss)            $ (214,132)  $   26,821   $ (150,198)  $   63,145

Other comprehensive income
 (loss):
  Realized gain on
   marketable securities             --           --       (2,044)          --
  Change in fair value of
   cash flow hedge                   --          101           --          295
  Foreign currency
   translation adjustment
   (Note 1)                       1,394       (2,231)       9,512        1,207
                            ------------ ------------ ------------ ------------
                                  1,394       (2,130)       7,468        1,502
                            ------------ ------------ ------------ ------------
 Comprehensive income (loss) $ (212,738)  $   24,691   $ (142,730)  $   64,647
                            ============ ============ ============ ============

The following is a summary of the components of Accumulated Other
Comprehensive Loss, net of tax:

                                            September 30,     December 31,
(Dollars in thousands)                           2004             2003
                                            -------------    -------------

Unrealized gain on marketable securities     $        --      $     2,044
Accumulated foreign currency translation             (61)         (19,339)
 adjustments (Note 1)
Minimum pension liability adjustment             (19,628)         (19,628)
                                            -------------    -------------
Accumulated other comprehensive loss         $   (19,689)     $   (36,923)
                                            =============    =============

7.  Debt

$385 Million Revolving Credit Facility

As more fully discussed in Note 2, "Discontinued Operations," CNF recognized a $260.5 million impairment charge to write down the recorded book value of MWF to its estimated selling price, less costs to sell. To remain in compliance with certain financial covenants, CNF obtained an amendment to the credit agreement for CNF's $385 million revolving credit facility. Additionally, the credit agreement contains restrictions on the sale of subsidiary guarantors and a threshold for the sale of assets. CNF has obtained the necessary creditors' consent for the sale of MWF.

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


As of September 30, 2004, there was $27.7 million aggregate principal amount of Series A TASP 6.00% notes outstanding and $62.0 million of Series B TASP 8.54% notes outstanding. Holders of the Series B notes issued by CNF's TASP have the right to require CNF to repurchase those notes if, among other things, both Moody's and Standard & Poor's have publicly rated CNF's long-term senior debt at less than investment grade unless, within 45 days, CNF shall have obtained, through a guarantee, letter of credit or other permitted credit enhancement or otherwise, a credit rating for such notes of at least "A" from Moody's or Standard & Poor's (or another nationally recognized rating agency selected by the holders of such notes) and shall maintain a rating on such notes of "A" or better thereafter.

Following CNF's issuance of debentures in April 2004, as described above, Moody's and Standard & Poors affirmed their investment-grade ratings on CNF's senior unsecured debt. Also, Moody's upgraded its outlook to "stable" from "negative."

The Note and Guarantee Agreement with the holders of the Series A TASP 6.00% notes contains a financial covenant restricting the sale or merger of any significant subsidiary to a third party. CNF has obtained a waiver from the holders of the 6.00% notes for the anticipated sale of MWF to remain in compliance with certain financial covenants in that agreement.


8.  Commitments and Contingencies

Spin-Off of CFC

On December 2, 1996, CNF completed the spin-off of Consolidated Freightways Corporation ("CFC") to CNF's shareholders. CFC was, at the time of the spin-off, and remains a party to certain multiemployer pension plans covering some of its current and former employees. The cessation of its U.S. operations in 2002 will result in CFC's "complete withdrawal" (within the meaning of applicable federal law) from these multiemployer plans, at which point it will become obligated, under federal law, to pay its share of any unfunded vested benefits under those plans.

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


Introduction

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

CNF provides supply chain management services for commercial and industrial shipments by land, air and sea throughout the world. CNF's principal businesses consist of Con-Way and the Menlo Worldwide group of businesses. However, for financial reporting purposes, CNF is divided into four reporting segments. The operating results of Con-Way, primarily a provider of regional less-than-truckload ("LTL") freight services, are reported as one reporting segment while Menlo Worldwide is divided into two reporting segments:
Logistics, a provider of integrated contract logistics solutions; and Menlo Worldwide Other, which consists of Vector, a joint venture with General Motors ("GM") that serves as the lead logistics manager for GM. Also, certain corporate activities and the results of Road Systems, a trailer manufacturer, are reported in the separate CNF Other reporting segment.

CNF's operating results are generally expected to depend on the number and weight of shipments transported, the prices received on those shipments, and the mix of services provided to customers, as well as the fixed and variable costs incurred by CNF in providing the services and the ability to manage those costs under changing shipment levels. Con-Way primarily transports shipments through freight service center networks while Logistics and Vector manage the logistics functions of their customers and primarily utilize third-party transportation providers for the movement of customer shipments.

In the third quarter of 2004, CNF committed to sell Menlo Worldwide Forwarding, Inc. and its subsidiaries and Menlo Worldwide Expedite!, Inc.
(hereinafter collectively referred to as "MWF").   Accordingly, MWF is
classified as held for sale and, for all periods presented, the results of operations, net assets, and cash flows of the Menlo Worldwide Forwarding ("Forwarding") segment have been segregated and reported as discontinued operations, as required by SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As more fully discussed below under " Results of Operations Discontinued Operations," CNF announced on October 5, 2004 that it reached an agreement to sell MWF to United Parcel Service of America, Inc. ("UPS") for $150 million, and the assumption of $110 million of debt. Subject to customary regulatory approvals, CNF expects the sale to close during the fourth quarter of 2004.

                             RESULTS OF OPERATIONS

OVERVIEW


CNF's net income from continuing operations (after preferred stock dividends) in the third quarter of 2004 was $39.8 million ($0.72 per diluted share), a 13.5% increase over last year's third quarter. In the first nine months of 2004, net income from continuing operations rose 30.0% to $101.1 million ($1.83 per diluted share). CNF reported net losses applicable to common shareholders in the third quarter and the first nine months of 2004, as improved results from continuing operations were offset by losses from discontinued operations, including a $260.5 million impairment charge in the third quarter to write down the recorded book value of MWF to its anticipated selling price, less costs to sell. Net income from continuing operations in the third quarter and first nine months of 2004 improved over the same periods last year due primarily to significantly higher operating income from Con-Way, partially offset by lower operating income from Menlo Worldwide and an increase in other net non-operating expenses.

The following table compares operating results (dollars in thousands, except per share amounts):


                               Three Months Ended       Nine Months Ended
                                  September 30,            September 30,
                           ------------------------- -------------------------
                                2004         2003         2004        2003
                           ------------ ------------ ------------ ------------
Revenues                    $  973,619   $  837,361   $2,744,921   $2,396,520
Operating Income                78,435       68,311      205,162      159,653

Net Income (Loss)
 Continuing Operations (1)      39,839       35,106      101,059       77,731
 Discontinued Operations      (256,046)     (10,315)    (257,376)     (20,711)
                           ------------ ------------ ------------ ------------
 Applicable to Common
  Shareholders              $ (216,207)  $   24,791   $ (156,317)  $   57,020

Diluted Earnings (Loss) per
 Share
  Continuing Operations (1) $     0.72   $     0.64   $    1.83    $     1.44
  Discontinued Operations        (4.62)       (0.18)       (4.55)       (0.36)
                           ------------ ------------ ------------ ------------
  Applicable to Common
    Shareholders            $    (3.90)  $     0.46   $    (2.72)  $     1.08

(1) After preferred stock dividends


CONTINUING OPERATIONS

CNF's revenue for the third quarter and first nine months of 2004 increased 16.3% and 14.5%, respectively, from the same periods last year, due to higher revenue at all reporting segments, which benefited from improved economic conditions. Operating income in 2004 rose 14.8% in the third quarter and grew 28.5% in the first nine months, as significantly higher operating income at Con-Way was partially offset by lower operating income at Menlo Worldwide. The increase in Con-Way's operating income was due principally to the effect of operating leverage on revenue growth. Con-Way's operating income in the third quarter and first nine months of 2004 increased 31.0% and 40.6%, respectively, on revenue growth of 19.2% and 18.4%, respectively. For the periods presented, the Menlo Worldwide companies reported lower operating income in 2004 due primarily to a decline in operating income from Vector, and to a lesser degree, Logistics. Vector's third-quarter operating income in 2004 fell $6.1 million to $2.7 million, while operating income in the first nine months of 2004 declined $7.3 million to $8.1 million. Vector's operating income in 2004 reflects the recognition of compensation in accordance with agreements amended effective in the third quarter of 2003. Except for the third quarter of 2003, which includes $3.5 million of operating income from the transition to recognizing compensation under the amended agreements, Vector's operating income in the prior year was determined under the compensation principles of the original Vector agreements, as more fully discussed under "Menlo Worldwide Other." In 2004, Logistics reported an 11.0% decline in third-quarter operating income, and, in the first nine months of the year, reported a 1.2% decrease in operating income. Operating income from continuing operations, as presented in the accompanying financial statements, includes CNF corporate expenses previously allocated to the discontinued Forwarding segment, as more fully discussed below under "Discontinued Operations."

Other net expense increased $2.3 million in the third quarter of 2004 and $7.3 million in the first nine months of 2004 due primarily to increases in interest expense, partially offset by higher interest income on cash-equivalent investments and, for the nine-month period, an increase in other net miscellaneous non-operating expenses. Interest expense in the third quarter and first nine months of 2004 rose $3.8 million and $6.4 million, respectively, due largely to the net effect of financing transactions, including the issuance in May 2004 of 6.7% Senior Debentures and the redemption in June 2004 of 5% Convertible Debentures, as more fully discussed, in Note 7, "Debt" of Item 1, "Financial Statements." Other net miscellaneous non-operating expenses in the third quarter of 2004 reflects a $0.6 million decline in the fair value of corporate-owned life insurance ("COLI") policies that were terminated in the quarter, a $0.8 million decline in foreign exchange gain, and a $0.7 million decline in the fair value of freestanding interest rate swap derivatives, substantially offset by $1.5 million of third-quarter equity venture losses in the prior year. The nine-month period in 2004 reflects $2.7 million of costs associated with the redemption of the Convertible Debentures, a $2.1 million decline in COLI value, a $1.3 million decline in foreign currency gain, and a $0.9 million decline from interest rate swaps, partially offset by prior-year equity venture losses of $3.7 million.

Con-Way Transportation Services Segment

The following table compares operating results (dollars in thousands), operating margins, and the percentage increase in selected operating statistics of the Con-Way reporting segment:


                                Three Months Ended       Nine Months Ended
                                   September 30,            September 30,
                            ------------------------- -------------------------
                                 2004         2003         2004        2003
                            ------------ ------------ ------------ ------------
Summary of Operating Results
 Revenues                    $  684,775   $  574,608   $1,936,224   $1,635,183
 Operating Income                70,607       53,909      181,702      129,213
 Operating Margin                  10.3%         9.4%         9.4%         7.9%

                            2004 vs. 2003             2004 vs. 2003
                            -------------             -------------
Selected Regional-Carrier
 Operating Statistics
  Revenue per day                 +17.8%                    +16.1%
  Yield                            +3.5                      +2.3
  Weight per day:
   Less-than-truckload            +11.4                     +11.8
   Total                          +13.8                     +13.5

Con-Way's revenue in the third quarter and first nine months of 2004 rose 19.2% and 18.4%, respectively, from the same periods in 2003 due to higher revenue from Con-Way's regional carriers and continued growth from Con-Way's asset-light businesses, which include Con-Way NOW, Con-Way Logistics, and Con-Way Air Express. Revenue per day from the regional carriers in the third quarter of 2004 rose 17.8% from the third quarter of 2003 on a 13.8% increase in weight per day ("weight") and a 3.5% increase in revenue per hundredweight ("yield"). For the first nine months of 2004, revenue per day from the regional carriers rose 16.1% from the same period last year on a 13.5% increase in weight and a 2.3% increase in yield. Weight improvement in the third quarter and first nine months of 2004 was due primarily to comparatively better economic conditions in the U.S., and to a lesser extent, continued consolidation of the LTL industry. Yield in the third quarter and first nine months of 2004 reflects an increase in fuel surcharges, continued growth in higher-rated interregional joint services, and higher rates. Excluding fuel surcharges, yield in 2004 increased 0.1% and 0.4% from the third quarter and first nine months of 2003, respectively. Yields in 2004 were adversely affected by a 5.2% and 4.2% increase in weight per shipment in the third quarter and first nine months, respectively. Rates typically decline when weight per shipment increases, as freight with a higher weight per shipment typically has a lower transportation cost per unit of weight. In the third quarter and first nine months of 2004, Con-Way's asset-light businesses increased revenue by 37.1% and 59.9%, respectively, from the same periods in 2003.

Con-Way's operating income in the third quarter and first nine months of 2004 increased 31.0% and 40.6%, respectively, due primarily to higher revenue from the regional carriers, as well as revenue growth from Con-Way's asset-light businesses, which reduced their collective net operating loss in the third quarter and first nine months of 2004 by $1.5 million and $7.0 million, respectively, over the same periods in 2003. The improvement in Con-Way's operating margin in the third quarter and first nine months of 2004 reflects operating leverage, as Con-Way's regional carrier service center network accommodated additional shipments with proportionally smaller cost increases. Operating income in the third quarter and first nine months of 2004 was affected by employee costs, which rose 16.2% and 15.3%, respectively, due primarily to increases in employee payroll and benefits. Employee payroll grew 17.3% and 17.5% in the third quarter and first nine months of 2004, respectively, due largely to increases in employee headcount and variable
compensation.   Employee benefits expense in the same comparative periods
rose 14.2% and 10.5%, respectively, which reflects higher workers' compensation costs, which increased due in part to increases in the unit cost and volume of claims. As more fully discussed in Item 4, "Controls and Procedures," workers' compensation costs in 2004 also include a third-quarter entry to correct the cumulative under-recognition of expense on certain prior-period claims, which had a $3.9 million adverse effect, net of incentive compensation. Higher employee benefits expense in the first nine months of 2004 was also due in part to an increase in payroll taxes and other employee benefits. Certain corporate expenses previously allocated to the discontinued Forwarding segment are reported in continuing operations, as more fully discussed in Note 2 of Item 1, "Financial Statements." The additional corporate overhead charge allocated to the Con-Way reporting segment was $2.4 million and $2.7 million in the third quarter of 2004 and 2003, respectively, and was $9.6 million and $8.1 million in the first nine months of 2004 and 2003, respectively.

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

Menlo Worldwide

For financial reporting purposes, the Menlo Worldwide group is divided into two reporting segments: Logistics and Menlo Worldwide Other. Vector SCM, a joint venture with GM, is reported in the Menlo Worldwide Other segment as an equity-method investment. In 2004, the Menlo Worldwide group of businesses reported third-quarter operating income of $8.5 million and in the first nine months of the year, reported operating income of $25.9 million.

Logistics Segment

The following table compares operating results (dollars in thousands) and operating margins of the Logistics reporting segment:


                                Three Months Ended       Nine Months Ended
                                   September 30,            September 30,
                            ------------------------- -------------------------
                                 2004         2003         2004        2003
                            ------------ ------------ ------------ ------------
Summary of Operating Results
 Revenues                    $  286,847   $  262,663   $  805,494   $  761,212
 Operating Income                 5,764        6,477       17,794       18,004
 Operating Margin                   2.0%         2.5%         2.2%         2.4%


Logistics' revenue in the third quarter and first nine months of 2004 increased 9.2% and 5.8%, respectively, from the same periods in 2003, due principally to increases in warehouse management services and carrier management services, partially offset by lower revenue from contract carriage services. Revenue from carrier management services in the third quarter and first nine months of 2004 increased despite the loss of a significant customer in the fourth quarter of 2003, a division of a large company that terminated the logistics outsourcing arrangements at many of its divisions. The customer accounted for 7.2% and 7.7% of Logistics' revenue in the third quarter and first nine months of 2003, respectively, but was among Logistics' lowest-margin accounts. Logistics' operating income in the third quarter and first nine months of 2004 decreased 11.0% and 1.2%, respectively, reflecting a reduction in margin on carrier management services due to the competitive transportation pricing environment, the renegotiation of certain contracts with existing customers, and a decrease in margins during the start-up phase of new contracts. Certain corporate expenses previously allocated to the discontinued Forwarding segment are reported in continuing operations, as more fully discussed in Note 2 of Item 1, "Financial Statements." The additional corporate overhead charge allocated to the Logistics reporting segment was $0.4 million in the third quarter of both 2004 and 2003 and was $1.4 million and $1.2 million in the first nine months of 2004 and 2003, respectively.

Logistics' carrier-management revenue is attributable to contracts for which Logistics manages the transportation of freight but subcontracts the actual transportation and delivery of products to third parties, which Logistics refers to as purchased transportation. Logistics' net revenue (revenue less purchased transportation) in the third quarter of 2004 and 2003 was $79.4 million and $76.4 million, respectively. Logistics' net revenue in the first nine months of 2004 and 2003 was $232.1 million and $226.9 million, respectively.

Menlo Worldwide Other Segment

The Menlo Worldwide Other reporting segment consists of the results of Vector, a joint venture formed with GM in December 2000 for the purpose of providing logistics management services on a global basis for GM, and ultimately for customers in addition to GM. Operating income reported by the Menlo Worldwide Other segment in the third quarter of 2004 fell $6.1 million to $2.7 million, while operating income in the first nine months of 2004 declined $7.3 million to $8.1 million. Vector's operating income in 2004 reflects the recognition of compensation in accordance with agreements amended effective in the third quarter of 2003, as described below. Except for the third quarter of 2003, which includes $3.5 million of operating income from the transition to recognizing compensation under the amended agreements, Vector's operating income in the prior year was determined under the compensation principles of the original Vector agreements.

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

CNF Other Segment

The CNF Other segment consists of the results of Road Systems and certain corporate activities. A majority of the revenue from Road Systems was from sales to Con-Way. The CNF Other third-quarter operating loss decreased to $0.6 million in 2004 from $0.9 million in 2003, while the $2.4 million operating loss in the first nine months of 2004 decreased from $2.9 million in 2003. Operating results for the CNF Other segment were affected by the sales of corporate properties, which resulted in a $0.7 million first-quarter net loss in 2004 and a $1.1 million second-quarter net loss in 2003.



DISCONTINUED OPERATIONS

Income (Loss) from Discontinued Operations

In the process of evaluating several strategic alternatives for Menlo Worldwide's Forwarding segment, CNF was approached by UPS in the third quarter of 2004 with interest in acquiring MWF. Decisions by CNF's management and its Board of Directors and the third-quarter sale negotiations with UPS established CNF's commitment to sell MWF as of September 30, 2004.

Accordingly, CNF classified MWF as held for sale and reported the Forwarding segment as discontinued operations. In the third quarter of 2004, CNF recognized a $260.5 million impairment charge to write down the recorded book value of MWF to its anticipated selling price, less costs to sell, as required by SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."


The impairment charge is based on the current agreement to sell MWF, as described below under "Stock Sale Agreement with UPS," and primarily represents the estimated write-down to the carrying value of MWF's goodwill and long-lived assets, including MWF's accumulated foreign currency translation adjustment, as well as estimated selling costs. CNF agreed to accept less than the recorded book value of MWF due primarily to management's current assessment of the risk and resource requirements associated with other strategic alternatives related to MWF's operations. The impairment charge is a deductible capital loss for tax purposes. However, since CNF does not currently forecast any significant taxable capital gains in the tax carry-forward period, it does not currently expect to recognize a tax deduction for the capital loss. As a result, no tax benefit was recorded on the impairment charge.

For all periods presented, the results of operations, net assets, and cash flows of the Forwarding segment have been segregated and classified as discontinued operations. The operating results for discontinued operations are summarized in Note 2, "Discontinued Operations" of Item 1, "Financial Statements."

Stock Sale Agreement with UPS

On October 5, 2004, CNF and Menlo Worldwide entered into a stock purchase agreement with United Parcel Service of America, Inc. and United Parcel Service, Inc. to acquire all of the issued and outstanding capital stock of MWF. The agreement excludes certain assets and liabilities of MWF and includes certain assets and liabilities of CNF or its subsidiaries related to the business as presently conducted by Menlo Worldwide Forwarding. Among the assets and liabilities so excluded are those related to EWA, as described below, and the obligation related to MWF employees covered under CNF's domestic pension, postretirement medical and long-term disability plans. Under the agreement, CNF will be reimbursed for the actuarially determined estimate of its obligation related to MWF employees covered under CNF's postretirement medical plan. CNF will receive cash consideration of $150 million that is subject to certain adjustments, including adjustments for cash held by MWF at closing and MWF's net working capital as of closing. In addition, UPS will assume indebtedness associated with the MWF business, including approximately $110 million of debt owed by MWF in connection with the City of Dayton, Ohio, Special Facilities Revenue Refunding Bonds, certain capital leases and other debt, other letters of credit, and overdraft facilities. CNF will indemnify UPS against certain losses that UPS may incur after the closing of the sale with certain limitations. Any losses related to these indemnification obligations or any other costs, including any future cash expenditures, related to the sale cannot be estimated at this time and will be disclosed in the future and recognized in future periods when and if incurred. Subject to customary conditions, including receipt of government regulatory approvals and consents, CNF expects the sale to close during the fourth quarter of 2004. For additional details, refer to the stock sale agreement filed as an exhibit to CNF's Form 8-K dated October 5, 2004.

Assets and Liabilities of Discontinued Operations

The assets and liabilities of the Forwarding segment are presented in the Consolidated Balance Sheets under the captions "Assets (or Liabilities) of Discontinued Operations," and described in more detail in Note 2 of Item 1, "Financial Statements." As described above, the sale agreement with UPS excludes certain assets and liabilities of MWF, including but not limited to cash balances, as well as the assets and liabilities of EWA, including the restructuring reserves discussed below.

In connection with the cessation of its air carrier operations in 2001, EWA terminated the employment of all of its pilots and crew members. Those pilots and crew members are represented by the Air Line Pilots Association ("ALPA") union under a collective bargaining agreement. Subsequently, ALPA filed a grievance on behalf of the pilots and crew members protesting the cessation of EWA's air carrier operations and MWF's use of other air carriers. The ALPA matters are the subject of litigation in U.S. District Court and, depending on the outcome of that litigation, may be subject to binding arbitration. Based on CNF's current evaluation, management believes that it has provided for its estimated exposure related to the ALPA matters. However, there can be no assurance in this regard as CNF cannot predict with certainty the ultimate outcome of these matters.

Reserves related to the 2001 restructuring plan decreased to $34.1 million at September 30, 2004 from $34.8 million at December 31, 2003, primarily due to payments of restructuring-related obligations, partially offset by proceeds from sales of aircraft equipment. Restructuring reserves at September 30, 2004 consisted primarily of CNF's estimated exposure related to the labor matters described above, as well as other estimated remaining restructuring-related obligations.

                           LIQUIDITY AND CAPITAL RESOURCES

In the first nine months of 2004, cash and cash equivalents rose to $639.1 million at September 30, 2004, as $309.7 million provided by operating activities and $149.6 million provided by financing activities significantly exceeded $114.3 million used in investing activities. The excess cash flow from operating and financing activities increased cash and cash equivalents by $345.1 million. Cash provided by financing activities primarily reflects net proceeds of $292.6 million received from the issuance of $300 million of Senior Debentures in May 2004, partially offset by the redemption in June 2004 of $128.9 million of Convertible Debentures, as more fully discussed below and in Note 7, "Debt" of Item 1, "Financial Statements." CNF's cash flows are summarized in the table below.

                                                      Nine Months Ended
(Dollars in thousands)                                  September 30,
                                                 -------------------------
                                                     2004       2003
                                                 ------------ ------------
Operating Activities
  Net income (loss)                               $ (150,198)  $   63,145
  Discontinued operations                            257,376       20,711
  Non-cash adjustments (1)                           104,186       92,968
                                                 ------------ ------------
                                                     211,364      176,824
  Changes in assets and liabilities
   Receivables                                       (58,512)     (19,113)
   Accounts payable and accrued liabilities,
    excluding accrued incentive compensation          50,953       11,073
   Accrued incentive compensation                     54,322      (21,137)
    Income taxes                                      30,974       52,515
   Employee benefits                                 (36,610)     (20,057)
   Deferred charges and credits                       71,561       24,653
   Other                                             (14,335)     (16,909)
                                                 ------------ ------------
                                                      98,353       11,025
Net Cash Provided by Operating Activities            309,717      187,849
                                                 ------------ ------------
Net Cash Used in Investing Activities               (114,277)     (83,373)
                                                 ------------ ------------
Net Cash Provided by (Used in) Financing
 Activities                                          149,648      (32,353)
                                                 ------------ ------------

Net Cash Provided by Continuing Operations           345,088       72,123
Net Cash Used in Discontinued Operations              (4,652)      (9,604)
                                                 ------------ ------------
Increase in Cash and Cash Equivalents             $  340,436  $    62,519
                                                 ============ ============

(1) "Non-cash adjustments" refer to depreciation, amortization, deferred income taxes, provision for uncollectible accounts, equity in earnings of joint venture, and non-cash gains and losses.


CONTINUING OPERATIONS

Cash flow from operations in the first nine months of 2004 was $309.7 million compared to $187.8 million in 2003. In the first nine months of 2004, an increase in receivables used $58.5 million while the collective increase in accounts payable and accrued liabilities (excluding accrued incentive compensation) provided $51.0 million. Accrued incentive compensation increased by $54.3 million in the first nine months of 2004, while the same period of the prior year reflects a $21.1 million reduction. Changes in accrued incentive compensation reflect CNF's payment schedule for its employee incentive plans, under which total incentive compensation earned in an award year is paid to employees with a partial payment in December of the award year and a final payment in February of the next award year. In the first nine months of 2004, incentive compensation expense accruals exceeded payments, while in the first nine months of last year, payments for incentive compensation exceeded expense accruals. Changes in employee benefits in the first nine months of 2004 and 2003 reflect the net effect of defined benefit pension plan funding contributions of $90.8 million and $75.0 million, respectively, as described below under "-Defined Benefit Pension Plans," partially offset by expense accruals for CNF's defined benefit plan obligation.

In June and July of 2004, CNF fully liquidated its corporate-owned life insurance policies based on the volatility and insufficiency of returns on the investments. Prior to the liquidation, the cash-surrender value of the policies was reported in Other Assets in CNF's Consolidated Balance Sheets. The $54.5 million of cash payments for settlement of the investments were received by CNF in the third quarter of 2004 and are reflected in the change in deferred charges and credits in CNF's Consolidated Statement of Cash Flows for the nine months ended September 30, 2004.

Investing activities in the first nine months of 2004 used $114.3 million, an increase from $83.4 million used in the first nine months of last year, due primarily to a net increase in capital expenditures of $32.6 million, including an increase of $37.1 million at Con-Way, partially offset by reductions at the Logistics and the Menlo Worldwide Other segments. In the first nine months of last year, Con-Way invested $69.0 million, primarily for revenue equipment. In 2004, CNF anticipates total capital and software expenditures of approximately $200 million. The remaining planned capital expenditures for 2004 primarily include approximately $65 million for the acquisition of additional tractor and trailer equipment at Con-Way to accommodate the increase in business levels.

Financing activities in the first nine months of 2004 provided cash of $149.6 million compared to cash used of $32.4 million in 2003. In April 2004, CNF issued $300 million of 6.70% Senior Debentures due 2034 in a private placement with exchange rights for net proceeds of $292.6 million. CNF used a portion of the proceeds to redeem $128.9 million of CNF's Convertible Debentures on June 1, 2004, as more fully discussed in Note 7, "Debt," of
Item 1, "Financial Statements." CNF expects the remaining portion of the proceeds from issuance of the Senior Debentures to pay from time to time or at maturity its $100 million of 7.35% Notes due in June 2005, and for working capital and general corporate purposes. Financing activities in the first nine months of 2004 and 2003 also reflect dividend payments and scheduled principal payments for the Thrift and Stock Plan notes guaranteed by CNF.

CNF has a $385 million revolving credit facility that matures on July 3, 2006. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to $385 million. At September 30, 2004, no borrowings were outstanding under the facility and $201.2 million of letters of credit were outstanding, leaving $183.8 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions to borrowing. CNF had other uncommitted unsecured credit facilities totaling $142.3 million at September 30, 2004, which are available to support letters of credit, bank guarantees, and overdraft facilities; at that date, a total of $105.8 million was outstanding under these facilities. Of the total letters of credit outstanding at September 30, 2004, $230.7 million provided collateral for CNF workers' compensation and vehicular self-insurance programs.

As more fully discussed above under "Results of Operations - Discontinued Operations," CNF recognized a $260.5 million charge to write down the recorded book value of MWF to its estimated selling price, less costs to sell. To remain in compliance with certain financial covenants, CNF obtained an amendment to the credit agreement for CNF's $385 million revolving credit facility. Additionally, the credit agreement contains restrictions on the sale of subsidiary guarantors and a threshold for the sale of assets. CNF has obtained the necessary creditors' consent for the sale of MWF. See "Other Matters - Forward-Looking Statements" below, and Note 6, "Debt and Other Financing Arrangements," in Item 8, "Financial Statements and Supplementary Data," of CNF's 2003 Annual Report on Form 10-K for additional information concerning CNF's $385 million credit facility and some of its other debt instruments.

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

CNF has contributed $90.8 million to its defined benefit pension plans in 2004, consisting of $40.2 million paid in the second quarter and $50.6 million of payments in the third quarter. No further funding payments are expected for the remainder of 2004. CNF also made defined benefit pension plan contributions of $75.0 million in 2003, $76.2 million in 2002 and $13.1 million in 2001, but made no contributions from 1996 through 2000, due in part to the high rate of return realized on plan assets and for the lack of tax deductibility of funding during that period. There can be no assurance that CNF will not be required to make further cash contributions, which could be substantial, to its defined benefit pension plans in the future.

Contractual Cash Obligations

CNF's contractual cash obligations as of December 31, 2003 are summarized in CNF's 2003 Annual Report on Form 10-K under Item 7, "Management's Discussion and Analysis - Liquidity and Capital Resources - Contractual Cash Obligations." In the first nine months of 2004, there have been no material changes in the contractual cash obligations for CNF's continuing operations outside the ordinary course of business, except for CNF's issuance of the Senior Debentures in April 2004 and the redemption of its Convertible Debentures in June 2004. These financing transactions, as well as the effect of CNF's adoption of FIN 46R, are more fully discussed above and in Note 7, "Debt," of Item 1, "Financial Statements."

The table below summarizes contractual cash obligations for CNF's continuing operations as of September 30, 2004.

 (Dollars in
 thousands)                                     Payments Due by Period
                             --------------------------------------------------
                             Remainder                                 2010 &
                     Total    of 2004   2005    2006-2007  2008-2009 Thereafter
                  --------- --------- --------- ---------- --------- ----------
Long-Term
 Debt and
 Guarantees       $ 691,809  $      7 $ 112,730 $   33,668  $ 45,404  $ 500,000
Operating
 Leases             136,215    15,320    51,908     45,421    15,707      7,859
                  --------- --------- --------- ---------- --------- ----------
 Total            $ 828,024  $ 15,327 $ 164,638 $   79,089  $ 61,111  $ 507,859
                  ========= ========= ========= ========== ========= ==========

As presented above, contractual obligations on long-term debt and guarantees represent principal payments while contractual obligations for operating leases represent the payments under the lease arrangements. These contractual cash obligations are reflected in the Consolidated Balance Sheets, except for operating leases, which are disclosed as future obligations under GAAP.

Other

CNF's debt-to-capital ratio increased to 50.8% at September 30, 2004 from 41.0% at December 31, 2003 due primarily to the net effect of the second-quarter financing transactions described above and to the decline in retained earnings resulting from the third quarter write-down of the recorded book value of MWF, as discussed below and under "Management's Discussion and Analysis-Discontinued Operations."

DISCONTINUED OPERATIONS

Sale Agreement with UPS

On October 5, 2004, CNF announced that it had reached an agreement to sell MWF to UPS for $150 million in cash, which amount is subject to adjustment for cash held by MWF at closing and the net capital of MWF as of closing. As part of the sale agreement, UPS will assume approximately $110 million of debt owed by MWF. This sale is subject to regulatory approvals and is expected to close during the fourth quarter of 2004.

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

Income Taxes

In establishing its deferred income tax assets and liabilities, CNF makes judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to its operations. CNF records deferred tax assets and liabilities and periodically evaluates the need for a valuation allowance to reduce deferred tax assets to realizable amounts. The likelihood of a material change in CNF's expected realization of these assets is dependent on future taxable income, future capital gains, its ability to use foreign tax credit carry forwards and carry backs, final U.S. and foreign tax settlements, and the effectiveness of its tax planning strategies in the various relevant jurisdictions. CNF is also subject to examination of its income tax returns for multiple years by the IRS and other tax authorities. CNF periodically assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision and related accruals for income taxes.

Restructuring Reserves

Reserves related to EWA's 2001 restructuring plan were based on significant estimates and assumptions made by management. Refer to "Results of Operations-Discontinued Operations."

Uncollectible Accounts Receivable

CNF and its subsidiaries report accounts receivable at net realizable value and provide an allowance for uncollectible accounts when collection is considered doubtful. Con-Way provides for uncollectible accounts based on various judgments and assumptions, including revenue levels, historical loss experience, and composition of outstanding accounts receivable. Logistics, based on the size and nature of its client base, performs a frequent and periodic evaluation of its customers' creditworthiness and accounts receivable portfolio and recognizes expense from uncollectible accounts when losses are both probable and estimable.

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

Goodwill and Other Long-Lived Assets

Consistent with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," CNF performs an impairment analysis of long-lived assets (other than goodwill or intangible assets) whenever circumstances indicate that the carrying amount may not be recoverable. Under SFAS 142, "Goodwill and Other Intangible Assets," CNF tests the recoverability of goodwill on an annual basis in the fourth quarter and between annual tests in certain circumstances. CNF utilized a third-party independent valuation consultant to perform the impairment test of goodwill associated with the Forwarding reporting segment as of December 31, 2003. Based on the annual impairment test in the fourth quarter of 2003, which assumed improving cash flows, CNF was not required to record a charge for goodwill impairment.

As more fully discussed above under "Results of Operations - Discontinued Operations," CNF committed to sell MWF in the third quarter of 2004 and recognized a $260.5 million impairment charge to write down the recorded book value of MWF to its anticipated selling price, less costs to sell. The impairment charge is based on a current agreement to sell MWF and represents the estimated write-down to the carrying value of MWF's goodwill and long-lived assets, including MWF's accumulated foreign currency translation adjustment, as well as estimated selling costs. CNF agreed to accept less than the recorded book value of MWF due primarily to management's current assessment of the risk and resource requirements associated with other strategic alternatives related to MWF's operations.

In assessing the recoverability of long-lived assets, CNF must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, CNF may be required to record impairment charges for long-lived assets in future periods. Any such resulting impairment charges could have a material adverse effect on CNF's financial condition or results of operations.

CYCLICALITY AND SEASONALITY

CNF's businesses operate in industries that are affected directly by general economic conditions and seasonal fluctuations, which affect demand for transportation services. In the trucking and air freight industries, for a typical year, the months of September and October usually have the highest business levels while the months of December, January and February usually have the lowest business levels.

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

The implementation of FIN 46 was required for periods beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date for applying FIN 46 to VIEs created before February 1, 2003 until the end of the first interim period ending after December 15, 2003. In December 2003, the FASB revised FIN 46 ("FIN 46R") to incorporate certain revisions, including the requirement to disregard certain rights in determining whether an entity is the primary beneficiary in a VIE. Under FIN 46R, CNF was not the primary beneficiary of CNF Trust 1 (the "Trust"), a wholly owned subsidiary, and CNF was therefore required to deconsolidate the Trust effective in the quarter ended March 31, 2004. Accordingly, CNF's 5% Convertible Debentures held by the Trust, which were redeemed by CNF on June 1, 2004, were included in long-term debt at March 31, 2004, and prior periods were restated to reflect adoption of FIN 46R, as more fully discussed in Note 7, "Debt" of Item 1, "Financial Statements."

FORWARD-LOOKING STATEMENTS

Certain statements included herein constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties, and should not be relied upon as predictions of future events. All statements other than statements of historical fact are forward-looking statements, including any projections of earnings, revenues, weight, yield, volumes, income or other financial or operating items, any statements of the plans, strategies, expectations or objectives of CNF or its management for future operations or other future items, including the expected closing date of, and other statements regarding the sale of MWF, any statements concerning proposed new products or services, any statements regarding CNF's estimated future contributions to pension plans, any statements as to the adequacy of reserves, any statements regarding the outcome of any claims that may be brought against CNF by CFC's multi-employer pension plans or any statements regarding future economic conditions or performance, any statements regarding the outcome of legal and other claims and proceedings against CNF; any statements of estimates or belief and any statements or assumptions underlying the foregoing.

Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative of those terms or other variations of those terms or comparable terminology or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data and methods that may be incorrect or imprecise and there can be no assurance that they will be realized. In that regard, the following factors, among others and in addition to the matters discussed elsewhere in this document and other reports and documents filed by CNF with the Securities and Exchange Commission, could cause actual results and other matters to differ materially from those discussed in such forward-looking statements:

  * changes in general business and economic conditions, including the global economy;

  * the creditworthiness of CNF's customers and their ability to pay for services rendered;

  *  increasing competition and pricing pressure;

  *  changes in fuel prices;

  * the effects of the cessation of EWA's air carrier operations; the possibility of additional unusual charges and other costs and expenses relating to Forwarding's operations;

  * the possibility that CNF may, from time to time, be required to record impairment charges for long-lived assets;

  * the possibility of defaults under CNF's $385 million credit agreement and other debt instruments, including defaults resulting from additional unusual charges or from any costs or expenses that CNF may incur, and the possibility that CNF may be required to repay certain indebtedness in the event that the ratings assigned to its long-term senior debt by credit rating agencies are reduced;

  * labor matters, including the grievance by furloughed pilots and crew members, renegotiations of labor contracts, labor organizing activities, work stoppages or strikes; enforcement of and changes in governmental regulations, including the effects of new regulations issued by the Department of Homeland Security;

  *  environmental and tax matters;

  *  the February 2000 crash of an EWA aircraft and related litigation;

  * matters relating to CNF's 1996 spin-off of CFC, including the possibility that CFC's multi-employer pension plans may assert claims against CNF, that CNF may not prevail in those proceedings and may not have the financial resources necessary to satisfy amounts payable to those plans, and matters relating to CNF's defined benefit pension plans;

  * matters relating to the pending sale of MWF, including the resulting disruption to normal business activities (including CNF's efforts to timely comply with Section 404 of the Sarbanes-Oxley Act of 2002).

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

CNF held two freestanding interest rate swap derivatives at September 30, 2004 that were initially entered into as cash flow hedges to mitigate the effects of interest rate volatility on floating-rate lease payments. In connection with EWA's 2001 restructuring plan, hedge accounting was discontinued for these interest rate swaps when EWA settled floating-rate operating leases hedged with the interest rate swaps. At September 30, 2004, CNF had not entered into any material derivative contracts to hedge exposure to commodity prices or foreign currency.

CNF is subject to the effect of interest rate fluctuations in the fair value of its long-term debt, as summarized in Item 8, "Financial Statements and Supplementary Data," under Note 6, "Debt and Other Financing Arrangements,"
of CNF's 2003 Annual Report on Form 10-K.   In April 2004, CNF issued $300
million of 6.70% Senior Debentures in a private placement with exchange rights for net proceeds of $292.6 million. CNF used a portion of the proceeds to redeem $128.9 million of CNF's Convertible Debentures on June 1, 2004, as more fully discussed in Note 7, "Debt" of Item 1, "Financial Statements." Given a hypothetical 10% change in interest rates, the increase in fair value of CNF's long-term debt and guarantees at September 30, 2004 would be approximately $36 million.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

CNF's management, with the participation of CNF's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of CNF's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, CNF's Chief Executive Officer and Chief Financial Officer have concluded that, after giving effect to the changes discussed in paragraph (b) below, CNF's disclosure controls and procedures are effective as of the end of such period.

(b) Internal Control Over Financial Reporting.

During the fiscal quarter to which this report relates, CNF's management identified a significant deficiency, as defined under Public Company Accounting Oversight Board ("PCAOB") Auditing Standard No. 2, in internal controls over the accounting for certain self-insured workers' compensation and vehicular claims. CNF has corrected the deficiency by redesigning the policies and procedures over account reconciliations for these self-insured claims. Except for this identified redesign of internal control, there have not been any changes in CNF's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, CNF's internal control over financial reporting.

                         PART II. OTHER INFORMATION



ITEM 1.  Legal Proceedings

Certain legal proceedings of CNF are also discussed in Note 2, "Discontinued Operations," and Note 8, "Commitments and Contingencies," of Part 1, Item 1, "Financial Statements."

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

On February 16, 2000, a DC-8 cargo aircraft operated by EWA personnel crashed shortly after take-off from Mather Field, near Sacramento, California. The crew of three was killed. The National Transportation Safety Board subsequently determined that the probable cause of the crash was the disconnection of the right elevator control tab due to improper maintenance, but was not able to determine whether the maintenance errors occurred during the most recent heavy maintenance "D" check by an outside vendor or during subsequent maintenance of the aircraft. Menlo Worldwide Forwarding, Inc. ("MWF, Inc."), EWA and CNF Inc. have been named as defendants in wrongful death lawsuits brought by the families of the three deceased crew members, seeking compensatory and punitive damages. MWF, Inc., EWA and CNF Inc. also may be subject to other claims and proceedings relating to the crash, which could include other private lawsuits seeking monetary damages and governmental proceedings. Although MWF, Inc., EWA and CNF Inc. maintain insurance that is intended to cover claims that may arise in connection with an airplane crash, there can be no assurance that the insurance will in fact be adequate to cover all possible types of claims. In particular, any claims for punitive damages or any sanctions resulting from possible governmental proceedings would not be covered by insurance.

EWA, MWF, Inc., Menlo Worldwide, LLC and CNF Inc. are named as defendants in a lawsuit filed in state court in California by approximately 140 former EWA pilots and crew members. The lawsuit alleges wrongful termination in connection with the termination of EWA's air carrier operations, and seeks $500 million and certain other unspecified damages. CNF believes that the lawsuit's claims are without merit, and intends to vigorously defend the lawsuit.

In 2003, CNF became aware of information that Emery Transnational, a Philippines-based joint venture in which MWF, Inc. may be deemed to be a controlling partner, may have made certain payments in violation of the Foreign Corrupt Practices Act. CNF promptly notified the Department of Justice and the Securities and Exchange Commission of this matter, and MWF, Inc. instituted policies and procedures in the Philippines designed to prevent such payments from being made in the future. In addition, CNF conducted an internal investigation of approximately 40 other MWF, Inc. international locations and has shared the results of the investigation with the SEC. The investigation revealed that Menlo Worldwide Forwarding (Thailand) Limited, a Thailand-based joint venture, also may have made certain payments in violation of the Foreign Corrupt Practices Act. MWF, Inc. has made certain personnel changes and is instituting policies and procedures in Thailand designed to prevent such payments from being made in the future.

Certain current and former officers of CNF, EWA and MWF, Inc. and certain current and former directors of CNF have been named as defendants in a purported shareholder derivative suit filed in September 2003 in California Superior Court for the County of San Mateo. The complaint alleges breach of fiduciary duty, gross mismanagement, waste and abuse of control relating to the management, control and operation of EWA and MWF, Inc. CNF is named only as a nominal defendant and no relief is sought against it. CNF maintains insurance for the benefit of its officers and directors, and the applicable insurance carriers have been notified of the claims asserted in the lawsuit. On November 5, 2004, the Court granted preliminary approval to a settlement negotiated by the parties, and ordered that notice be given to the shareholders that a hearing to consider final approval of the settlement is scheduled for February 2005.

ITEM 6.  Exhibits

  4  Amendment No 5 dated October 21, 2004 to the $385 Million
        Credit Agreement

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

                                         CNF Inc.
                                         (Registrant)

November 8, 2004                         /s/Chutta Ratnathicam
                                         --------------------------
                                         Chutta Ratnathicam
                                         Senior Vice President and
                                         Chief Financial Officer