Form 10-K
period 2004-12-31
CNF INC
filed 2005-03-15
CIK 23675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to
Commission File Number 1-5046
CNF INC.
Incorporated in the State of Delaware
I.R.S. Employer Identification No. 94-1444798
3240 Hillview Avenue, Palo Alto, California 94304
Telephone Number (650) 494-2900
www.cnf.com
Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock ($.625 par value) (Title of Each Class)	New York Stock Exchange Pacific Exchange
(Name of Each Exchange on Which Registered)
Securities Registered Pursuant to Section 12(g) of the Act:
8 7/8% Notes Due 2010
7.35% Notes Due 2005
6.70% Senior Debentures due 2034
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).      Yes ☑          No ☐
      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
      Aggregate market value of voting stock held by persons other than Directors, Officers and those shareholders holding more than 5% of the outstanding voting stock, based upon the closing price per share Composite Tape on June 30, 2004: $1,384,517,912
Number of shares of Common Stock outstanding as of January 31, 2005: 52,737,867
DOCUMENTS INCORPORATED BY REFERENCE
Part III
      Proxy Statement for CNF’s Annual Meeting of Shareholders to be held on April  19, 2005 (only those portions referenced specifically herein are incorporated in this Form 10-K).

CNF INC.
FORM 10-K
Year Ended December 31, 2004

CNF INC.
Form 10-K
Year Ended December 31, 2004
PART I

ITEM 1.	BUSINESS
Legal Organization
      CNF Inc. was incorporated in Delaware in 1958, and in 2001, changed its name from CNF Transportation Inc. to CNF Inc. CNF Inc. and its subsidiaries (“CNF”) provide transportation and supply chain management services for a wide range of manufacturing, industrial, and retail customers.
      At December 31, 2004, CNF owned 100% of the capital stock of Con-Way Transportation Services, Inc., Con-Way NOW, Inc., Con-Way Logistics, Inc., Con-Way Air Express, Inc., Menlo Worldwide, LLC, Emery Worldwide Airlines, Inc., and other less significant wholly owned subsidiaries. In December 2002, CNF transferred 100% of the capital stock of Menlo Worldwide Forwarding, Inc., Menlo Worldwide Expedite!, Inc. and Menlo Logistics, Inc. (also known as Menlo Worldwide Logistics or “MWL”) to Menlo Worldwide, LLC. In August 2003, CNF also transferred its majority ownership interest in the Vector SCM joint venture with General Motors to Menlo Worldwide, LLC (“MW”). In December 2004, CNF completed the sale of Menlo Worldwide Forwarding, Inc. and its subsidiaries and Menlo Worldwide Expedite!, Inc. (hereinafter collectively referred to as “MWF”) to United Parcel Service, Inc. (“UPS”), as more fully discussed in Note 2, “Discontinued Operations,” of Item 8, “Financial Statements and Supplementary Data.”
Reporting Segments
      Information on reporting segments is presented in the manner in which components are organized for making operating decisions, assessing performance and allocating resources, which may be different than the manner in which components are organized for legal purposes, as described above. Accordingly, for financial reporting purposes, CNF is divided into four segments. Menlo Worldwide, LLC (“MW”), which was formed effective in 2002, represents the collective operating results of the separate Menlo Worldwide Logistics and Menlo Worldwide Other reporting segments.

Con-Way Transportation Services reporting segment (“Con-Way”). Includes the combined operating results of Con-Way Transportation Services, Inc. and its subsidiaries and affiliated companies. Con-Way provides regional next-day, second-day and transcontinental freight trucking throughout the U.S., Canada, Puerto Rico, and Mexico, as well as expedited transportation, freight forwarding, contract logistics and warehousing, and truckload brokerage services.

Menlo Worldwide Logistics reporting segment (“Logistics”). Includes the operating results of Menlo Worldwide Logistics and its subsidiaries. Logistics develops integrated contract logistics solutions, including the management of complex distribution networks and supply chain engineering and consulting.

Menlo Worldwide Other reporting segment. Includes the operating results of Vector SCM (“Vector”), a company jointly owned by MW and General Motors (“GM”). It serves as the lead logistics manager for GM.

CNF Other reporting segment. Includes the operating results of Road Systems, Inc., a trailer manufacturer, and certain corporate activities.
      For financial information concerning CNF’s geographic and reporting segment operating results, refer to Item 8, “Financial Statements and Supplementary Data,” under Note 12, “Segment Reporting.”

Information Available on Website
      CNF makes available, free of charge, on its website at “www.cnf.com,” under the headings “Investor Relations/ Annual Report, Proxy and Other SEC Filings,” copies of its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to those reports, in each case as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission.
      In addition, CNF makes available, free of charge, on its website at “www.cnf.com,” under the headings “Investor Relations/ Corporate Governance,” current copies of the following documents: (i) the charters of the Audit, Compensation, and Director Affairs Committees of its Board of Directors; (ii) its Corporate Governance Guidelines; (iii) its Code of Ethics for Chief Executive and Senior Financial Officers; (iv) its Code of Business Conduct and Ethics for Directors; and (v) its Code of Ethics for employees. Copies of these documents are also available in print to shareholders upon request, addressed to the Corporate Secretary at 3240 Hillview Avenue, Palo Alto, California 94304.
      None of the information on CNF’s website shall be deemed to be a part of this report.
Con-Way Transportation Services

Con-Way Regional Carriers
      Con-Way’s primary business units are regional less-than-truckload (“LTL”) motor carriers that operate a combined network of freight service centers that provide complete market coverage in North America. The regional carriers provide industry-leading day-definite delivery service to manufacturing, industrial, and retail customers, and consist of Con-Way Western Express (“CWX”), which serves 13 Western states, including Hawaii and Alaska, with service into Mexico; Con-Way Central Express (“CCX”), which serves 25 central and eastern states; Con-Way Southern Express (“CSE”), which serves 12 southeastern states, the District of Columbia and Puerto Rico; and Con-Way Canada Express, which serves 11 Canadian provinces. In 2004, the regional carriers accounted for 92.6% of Con-Way’s revenue.
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

Con-Way NOW, Con-Way Logistics, Con-Way Air Express and Con-Way Truckload
      In addition to the regional LTL carriers, Con-Way operates a group of businesses, including Con-Way NOW, Con-Way Logistics, and Con-Way Air Express. In June 2004, Con-Way announced the formation of a new operating company, Con-Way Truckload (“CTL”), which began operations in January 2005.
      Con-Way NOW specializes in time-definite shipments, such as replacement parts, medical equipment and other urgent shipments, where expedited delivery is critical. Con-Way NOW has delivery service in 48 states and parts of Canada. Con-Way Air Express (“CAX”) is a freight forwarder that arranges freight shipments using transportation provided by other operators, including commercial airlines, dedicated air operators, for-hire truckload and LTL operators, and cartage companies. Through an agency network and connections with other Con-Way components, CAX provides full-service coverage in the United States, Canada, and Puerto Rico. Con-Way Logistics offers integrated supply chain services for shippers, using its own warehouses, transportation provided by other ground and air carriers as well as Con-Way’s regional carriers and alliances with leading supply chain software firms. As more fully discussed below under “Menlo Worldwide — Logistics,” the Con-Way Logistics business will be integrated with Menlo Worldwide Logistics effective in 2005.
      CTL will serve Con-Way’s three regional LTL carriers by providing linehaul service on full loads of LTL shipments moving in transcontinental lanes and eventually offer the services to other customers. The formation of CTL is expected to reduce future linehaul expense and protect service with inter-company operations that operate in tandem with current truckload vendors. CTL will utilize Con-Way’s existing infrastructure and administrative support services to minimize the required investment. Con-Way’s management expects the new company will allow Con-Way to build a potential truckload revenue base by providing truckload services to its customers.

Competition
      The trucking, logistics and freight forwarding industries are intensely competitive. Principal competitors of Con-Way include regional and national LTL companies. Competition in the trucking industry is based on freight rates, service, reliability, transit times and scope of operations.
Menlo Worldwide
      Effective January 1, 2002, CNF combined its Logistics and Vector SCM units to form MW, which was intended to address a trend among businesses to outsource the management of increasingly complex supply chain and logistics services to lower costs, reduce inventories and increase speed, flexibility and efficiency. The MW companies were aligned to meet this demand by combining extensive proprietary information systems and value-added supply chain management services including transportation, warehouse and inventory management on a global scale.
Menlo Worldwide — Logistics
      Logistics specializes in developing and managing complex national and global supply and distribution networks, including transportation management, dedicated contract warehousing, dedicated contract carriage, and supply chain consulting services. Logistics also provides scaleable supply chain and logistics services to a growing number of middle-market customers. Transportation management refers to the management of third-party transportation providers for customers’ inbound/outbound supply chain needs through the use of state-of-the-art logistics management systems to consolidate, book and track shipments. Contract warehousing refers to the optimization of warehouse operations for customers using technology and warehouse management systems to reduce inventory carrying costs and supply chain cycle times. For several customers, contract-warehousing operations include light assembly or kitting operations, where manuals and cords are packed with the finished goods prior to distribution. Logistics’ ability to link these systems with its customers’ internal enterprise resource planning systems is intended to provide customers with improved visibility to their supply chains.
      Since the formation of Logistics in 1990, the third-party logistics industry has grown significantly as the outsourcing of distribution and other non-core functions has become more commonplace and businesses increasingly evaluate overall logistics costs. The ability to access information through computer networks also increases the value of capturing real-time logistics information to track inventories, shipments and deliveries. These industry trends, combined with Logistics’ ability to provide solutions for complex supply chain issues, have helped it to secure new contracts and expand contracts with existing customers, which are primarily large companies.
      At December 31, 2004, Logistics’ client base included approximately 100 companies, many of which are Fortune 200 businesses. Four customers, each with a Standard & Poor’s investment-grade credit rating, collectively accounted for 53.5% of the revenue reported for the Logistics reporting segment in 2004. In 2004, Logistics’ largest customer accounted for 5.0% of the consolidated revenue of CNF. The loss of significant revenue from any of Logistics’ major customers by termination of the customer relationship for any reason, including the business failure of the customer, could have an adverse effect on Logistics’ results of operations. Logistics generally seeks to mitigate risks related to the termination of a customer relationship, for reasons other than the business failure of a customer, by requiring that any facility or major equipment lease that it enters into on behalf of a customer must be assumed by the customer upon termination of the arrangement. Compensation from Logistics’ customers takes different forms, including cost-plus, gain-sharing, transaction, fixed-dollar and consulting fees.

Con-Way Logistics Integration
      During 2005, Logistics will integrate the Con-Way Logistics business into its operations. The integration of the two businesses is intended to provide an enterprise solution offering for Logistics’ customers that want to use Con-Way as a primary transportation provider. The integration is also expected to expand Con-Way Logistics’ multi-client warehousing service to Logistics’ larger warehouse network.
      Beginning in 2005, Logistics will segment its business based on customer vertical alignment, rather than service offerings. The new industry-focused groups will leverage the capabilities of personnel, systems and solutions throughout the MW organization to give customers a resource to meet the challenges in their specific automotive, consumer products and other industries. As part of this realignment, MW has combined resources and personnel of Logistics’ automotive projects and Vector SCM to form a new division called Menlo Automotive Group (“MAG”). MAG will focus on the special supply chain and logistics needs of the global automotive industry.

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
Menlo Worldwide Other
      In December 2000, CNF and GM formed the Vector SCM (supply chain management) joint venture for the purpose of providing logistics management services on a global basis for GM, and ultimately for customers in addition to GM. Although MW owns a majority interest in Vector, MW’s portion of Vector’s operating results are reported in the Menlo Worldwide Other reporting segment as an equity-method investment based on GM’s ability to control certain operating decisions. Vector was established to reduce GM’s supply chain costs and improve GM’s supply chain management by bringing increased speed, flexibility and reliability to GM’s global supply chain, including shipment of parts to manufacturing plants and vehicles to dealers.
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
      In August 2003, the Vector Agreements were amended, primarily to expedite the transition of logistics services in the North America region from GM to Vector. The amendments changed the compensation principles for GM’s North American logistics operations, revised the allocation of Vector’s profit between GM and MW, and modified the formula for the valuation of Vector in the event that MW exercises its Put Right. In January 2005, all of the ABC’s for GM’s European region were amended to compensate Vector with cost reimbursement and a management fee based on vehicle production volumes, rather than through its sharing in efficiency gains and cost savings under the individual ABC’s. Refer to Item 7, “Management’s Discussion and Analysis,” under “Results of Operations – Menlo Worldwide — Menlo Worldwide Other.” Also refer to Note 3, “Investment in Unconsolidated Joint Venture,” in Item 8, “Financial Statements and Supplementary Data.”
CNF Other
      The CNF Other reporting segment included the operating results of Road Systems, Inc. and certain corporate activities. A majority of the revenue from Road Systems is from sales to other CNF subsidiaries.

Discontinued Operations

Menlo Worldwide Forwarding
      On December 19, 2004, CNF completed the sale of MWF to UPS, as more fully discussed in Note 2, “Discontinued Operations,” of Item 8, “Financial Statements and Supplementary Data.”

Priority Mail Contract
      On November 3, 2000, EWA and the U.S. Postal Service (“USPS”) announced an agreement to terminate their contract for the transportation and sortation of Priority Mail (the “Priority Mail contract”). As described in Note 2, “Discontinued Operations,” of Item 8, “Financial Statements and Supplementary Data,” claims relating to amounts owed to EWA under the Priority Mail contract were settled in connection with payments from the USPS to EWA in 2002 and 2001.

Spin-Off of CFC
      On December 2, 1996, CNF completed the spin-off of Consolidated Freightways Corporation (“CFC”) to CNF’s shareholders. Refer to Note 2, “Discontinued Operations,” and Note 11, “Commitments and Contingencies,” in Item 8, “Financial Statements and Supplementary Data,” for a discussion of matters related to CFC’s filing for bankruptcy in September 2002.
General

Employees
      At December 31, 2004, CNF’s continuing operations had approximately 20,100 regular full-time employees. The approximate number of regular full-time employees by segment was as follows: Con-Way, 17,100; Logistics, 2,000; Menlo Worldwide Other, 200; CNF Other, 800. The 800 employees included in the CNF Other segment consist primarily of executive, administrative and technology positions that support CNF’s operating subsidiaries.

Cyclicality and Seasonality
      CNF’s businesses operate in industries that are affected by general economic conditions and seasonal fluctuations, both of which affect demand for transportation services. In the trucking industry for a typical year, the months of September and October usually have the highest business levels while the months of December, January and February usually have the lowest business levels.
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
      In April of 2003, the FMCSA issued a final rule to change the regulations governing hours of service (“HOS”) for commercial truck drivers. The new rules increase the total consecutive off-duty hours a driver must take prior to driving in interstate commerce and reduce the total daily consecutive driving and on-duty hours allowed. In July of 2004, the United States Court of Appeals for the District of Columbia legally voided the HOS rules that were issued by the FMCSA. However, The United States Congress extended the current HOS rules until September 2005. The presidential administration has since asked Congress to permanently codify the current HOS regulations and the FMCSA has issued a Notice of Proposed Rulemaking (“NPRM”) indicating their intent to reissue the existing HOS rules. Given the uncertainty in the status of the HOS rules, CNF cannot predict whether the rules as finally adopted will materially affect its operations.

Environmental
      CNF is subject to laws and regulations that (i) govern activities or operations that may have adverse environmental effects such as discharges to air and water, as well as handling and disposal practices for solid and hazardous waste, and (ii) impose liability for the costs of cleaning up, and certain damages resulting from sites of past spills, disposals or other releases of hazardous materials. Environmental liabilities relating to CNF’s properties may be imposed regardless of whether CNF leases or owns the properties in question and regardless of whether such environmental conditions were created by CNF or by a prior owner or tenant, and also may be imposed with respect to properties that CNF may have owned or leased in the past. CNF has provided for its estimate of remediation costs at these sites.
      CNF’s operations involve the storage, handling and use of diesel fuel and other hazardous substances. In particular, CNF is subject to environmental laws and regulations dealing with underground fuel storage tanks and the transportation of hazardous materials laws.
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
      Con-Way’s regional carriers, as well as certain other subsidiaries, are approved by the CBP to participate in the voluntary Customs-Trade Partnership Against Terrorism program (“C-TPAT”). The C-TPAT was designed in 2002 to provide a process to facilitate the efficient release of goods and provide resolution of any outstanding issues affecting CBP processing of cross-border shipments. As participants of C-TPAT, these subsidiaries have developed security measures that have been reviewed and certified by the CBP.

ITEM 2.	PROPERTIES
      CNF believes that its facilities are suitable and adequate, that they are being appropriately utilized, and that they have sufficient capacity to meet operational needs in the foreseeable future. Management continuously reviews anticipated requirements for facilities and may acquire additional facilities and/or dispose of existing facilities as appropriate.
Con-Way Transportation Services
      As of December 31, 2004, Con-Way’s regional carriers operated 337 freight service centers, of which 144 were owned and 193 were leased. The service centers, which are strategically located to cover the geographic areas served by Con-Way, represent physical buildings and real property with dock, office and/or shop space. These facilities do not include meet-and-turn points, which generally represent small owned or leased real property with no physical structures. The total number of trucks, tractors and trailers utilized by the Con-Way regional carriers at December 31, 2004 was approximately 30,200.

      At December 31, 2004, Con-Way Logistics leased 6 warehouses in the U.S. and Con-Way Air Express operated 13 leased warehouse and service center facilities.
Menlo Worldwide Logistics
      As of December 31, 2004, Logistics operated 56 warehouses in North America, of which 36 were leased by Logistics and 20 were leased or owned by clients of Logistics. Internationally, Logistics operated an additional 23 warehouses, of which 15 were leased by Logistics and 8 were leased or owned by clients.
      At December 31, 2004, Logistics operated approximately 70 trucks, tractors, and trailers.
CNF Other
      Principal properties of the CNF Other segment included CNF’s leased executive offices in Palo Alto, California, and its owned Administrative and Technology Center in Portland, Oregon.

ITEM 3.	LEGAL PROCEEDINGS
      Certain legal proceedings of CNF are also discussed in Item 1, “Business,” under “Regulation — Environmental,” and in Note 2, “Discontinued Operations,” and Note 11, “Commitments and Contingencies,” of Item 8, “Financial Statements and Supplementary Data.”
      On February 16, 2000, a DC-8 cargo aircraft operated by EWA personnel crashed shortly after take-off from Mather Field, near Sacramento, California. The crew of three was killed. Menlo Worldwide Forwarding, Inc. (“MWF, Inc.”), EWA and CNF Inc. were named as defendants in wrongful death lawsuits brought by the families of the three deceased crew members, seeking compensatory and punitive damages. The lawsuits brought by two of the three families have now been settled, with each settlement fully covered by insurance. The parties to the lawsuit filed by the family of the third deceased crew member have concluded settlement negotiations on all material terms of settlement, but the final documents have not yet been signed. The settlement of that lawsuit also will be fully covered by insurance.
      EWA, MWF, Inc., MW and CNF Inc. are named as defendants in a lawsuit filed in state court in California by approximately 140 former EWA pilots and crew members. The lawsuit alleges wrongful termination in connection with the termination of EWA’s air carrier operations, and seeks $500 million and certain other unspecified damages. CNF believes that the lawsuit’s claims are without merit, and is vigorously defending the lawsuit.
      In 2003, CNF became aware of information that Emery Transnational, a Philippines-based joint venture in which MWF, Inc. may be deemed to be a controlling partner, may have made certain payments in violation of the Foreign Corrupt Practices Act. CNF promptly notified the Department of Justice and the Securities and Exchange Commission of this matter, and MWF, Inc. instituted policies and procedures in the Philippines designed to prevent such payments from being made in the future. CNF was subsequently advised by the Department of Justice that it is not pursuing an investigation of this matter. CNF has conducted an internal investigation of approximately 40 other MWF, Inc. international locations and has shared the results of the internal investigation with the SEC. The internal investigation revealed that Menlo Worldwide Forwarding (Thailand) Limited, a Thailand-based joint venture, also may have made certain payments in violation of the Foreign Corrupt Practices Act. MWF, Inc. made certain personnel changes and instituted policies and procedures in Thailand designed to prevent such payments from being made in the future. In December 2004, CNF completed the sale of its air freight forwarding business (including the stock of MWF, Inc., Emery Transnational and Menlo Worldwide Forwarding (Thailand) Limited) to an affiliate of UPS. In connection with that sale, CNF agreed to indemnify UPS for certain losses resulting from violations of the Foreign Corrupt Practices Act. CNF is currently unable to predict whether it will be required to make payments under the indemnity.
      Certain current and former officers of CNF, EWA and MWF, Inc. and certain current and former directors of CNF were named as defendants in a purported shareholder derivative suit filed in September 2003 in California Superior Court for the County of San Mateo. The complaint alleged breach of fiduciary duty, gross mismanagement, waste and abuse of control relating to the management, control and operation of EWA and MWF, Inc. CNF was named only as a nominal defendant and no relief was sought against it. CNF maintains insurance for the benefit of its officers and directors, and the applicable insurance carriers were notified of the claims asserted in the lawsuit. On November 5, 2004, the Court granted preliminary approval to a settlement negotiated by the parties, and on February 4, 2005, the Court gave final approval of the settlement. Under terms of the non-monetary settlement, the individually named defendants expressly denied any wrongdoing or liability. The Court’s final judgment of dismissal with prejudice is subject to a 60-day appeals period.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
      CNF did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
      CNF’s common stock is listed for trading on the New York Stock Exchange (“NYSE”) and the Pacific Exchange under the symbol “CNF.”
      See Item 8, “Financial Statements and Supplementary Data” under Note 13, “Quarterly Financial Data,” for the range of common stock prices as reported on the NYSE and common stock dividends paid for each of the quarters in 2004 and 2003. At January 31, 2005, CNF had 7,413 common shareholders of record.
      In January 2005, the Board of Directors authorized the repurchase of up to $300 million in CNF’s common stock from time to time within the next two years in open market purchases and privately negotiated transactions.

ITEM 6.	SELECTED FINANCIAL DATA
CNF Inc.
Five-Year Financial Summary

	2004	2003	2002		2001	2000

	(Dollars in thousands except per share data)
SUMMARY OF OPERATIONS
Revenues
Con-Way Transportation Services	$2,604,004	$2,212,692	$2,011,577		$1,912,578	$2,045,249
Menlo Worldwide Logistics	1,103,028	1,013,987	978,929		927,503	926,880
CNF Other	5,347	287	2,841		7,442	28,539

Total Revenues	$3,712,379	$3,226,966	$2,993,347		$2,847,523	$3,000,668

Operating Income (Loss)[a]
Con-Way Transportation Services	$245,488	$183,095	$135,001	[b]	$144,800	$211,040
Menlo Worldwide Logistics	24,399	23,492	30,523		(18,751)	23,398
Menlo Worldwide Other	18,253	20,718	18,188		(9,415)	(560)

	42,652	44,210	48,711		(28,166)	22,838
CNF Other	(3,973)	(2,357)	(3,369)		(2,540)	1,546

Total Operating Income	$284,167	$224,948	$180,343		$114,094	$235,424

Depreciation and Amortization, net of Accretion	$115,096	$113,417	$117,084		$123,743	$110,448
Interest Expense	39,695	29,597	22,825		27,009	29,967
Income from Continuing Operations Before Taxes	246,823	197,517	152,328		85,007	212,054
Income Tax Provision	96,378	77,032	38,234	[c]	32,124	89,550
Net Income from Continuing Operations	142,206	112,246	105,844		44,600	114,243
Gain (Loss) from Disposal, net of tax	(278,749)	—	(12,398)		38,975	(13,508)
Income (Loss) from Discontinued Operations, net of tax[a]	12,415	(28,461)	115		(486,449)	28,812
Cumulative Effect of Accounting Change, net of tax	—	—	—		—	(2,744)

Net Income (Loss) Applicable to Common Shareholders	$(124,128)	$83,785	$93,561		$(402,874)	$126,803

	2004	2003	2002	2001	2000

	(Dollars in thousands except per share data)
EARNINGS (LOSS) PER COMMON SHARE
Basic
Net Income from Continuing Operations	$2.82	$2.27	$2.15	$0.91	$2.36
Gain (Loss) from Disposal, net of tax	(5.53)	—	(0.25)	0.80	(0.28)
Income (Loss) from Discontinued Operations, net of tax	0.25	(0.58)	—	(9.97)	0.59
Cumulative Effect of Accounting Change, net of tax	—	—	—	—	(0.06)

Net Income (Loss) Applicable to Common Shareholders	$(2.46)	$1.69	$1.90	$(8.26)	$2.61

Diluted
Net Income from Continuing Operations	$2.57	$2.07	$1.96	$0.91	$2.14
Gain (Loss) from Disposal, net of tax	(4.94)	—	(0.22)	0.80	(0.24)
Income (Loss) from Discontinued Operations, net of tax	0.22	(0.50)	—	(9.97)	0.51
Cumulative Effect of Accounting Change, net of tax	—	—	—	—	(0.05)

Net Income (Loss) Applicable to Common Shareholders	$(2.15)	$1.57	$1.74	$(8.26)	$2.36

Common dividends per share	$0.40	$0.40	$0.40	$0.40	$0.40
Common shareholders’ equity per share	$13.68	$15.21	$13.43	$12.04	$20.90
STATISTICS
Total assets	$2,496,401	$2,773,640	$2,786,874	$2,953,622	$3,352,097
Long-term obligations	601,344	554,981	571,299	560,121	548,182
Capital expenditures	151,460	127,763	75,831	168,279	167,828
Effective tax provision rate	39.05%	39.00%	25.10%	37.79%	42.23%
Basic average shares	50,455,006	49,537,945	49,139,134	48,752,480	48,490,662
Market price range	$30.50-$50.96	$24.44-$35.77	$27.36-$38.28	$21.05-$39.88	$20.25-$34.75
Number of shareholders at December 31	7,435	8,006	8,131	8,561	8,802
Approximate number of regular full-time employees	20,100	19,500	19,200	18,400	18,500

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

[a]	As more fully discussed in Note 2, “Discontinued Operations,” in Item 8, “Financial Statements and Supplementary Data,” continuing operations has been allocated general corporate overhead charges that were previously allocated to the discontinued Forwarding segment. These corporate overhead charges were allocated from discontinued operations to the Con-Way and Logistics reporting segments based on segment revenue and capital employed.

[b]	Includes an $8.7 million first-quarter net gain, $5.3 million after tax, ($0.09 per diluted share) from the sale of a property.

[c]	Includes a $14.0 million third-quarter ($0.25 per diluted share) reversal of accrued taxes related to the settlement with the IRS of aircraft maintenance issues.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
      Management’s Discussion and Analysis of Financial Condition and Results of Operations (referred to as “Management’s Discussion and Analysis”) is intended to assist in a historical and prospective understanding of CNF’s results of operations, financial condition and cash flows, including a discussion and analysis of the following:

•	Overview of Business

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Estimates and Critical Accounting Policies

•	Other Matters
Overview of Business
      CNF provides transportation and supply chain management services for a wide range of manufacturing, industrial, and retail customers. CNF’s principal businesses consist of Con-Way and MW. However, for financial reporting purposes, CNF is divided into four reporting segments. The operating results of Con-Way, primarily a provider of regional LTL freight services, are reported as one reporting segment while MW is divided into two reporting segments: Logistics, a provider of integrated contract logistics solutions; and Menlo Worldwide Other, which consists of Vector, a joint venture with GM that serves as the lead logistics manager for GM. Also, certain corporate activities and the results of Road Systems, a trailer manufacturer, are reported in the separate CNF Other reporting segment.
      CNF’s operating results are generally expected to depend on the number and weight of shipments transported, the prices received on those shipments, and the mix of services provided to customers, as well as the fixed and variable costs incurred by CNF in providing the services and the ability to manage those costs under changing shipment levels. Con-Way primarily transports shipments through a freight service center network while Logistics and Vector manage the logistics functions of their customers and primarily utilize third-party transportation providers for the movement of customer shipments.
      As more fully discussed under “Results of Operations — Discontinued Operations,” CNF in 2004 sold MWF to UPS for $150 million and the assumption of $110 million of debt. Accordingly, the results of operations, net assets, and cash flows of the Menlo Worldwide Forwarding (“Forwarding”) segment have been segregated and reported as discontinued operations.
Results of Operations
      CNF’s net income from continuing operations (after preferred stock dividends and income taxes) in 2004 rose 26.7% to $142.2 million ($2.57 per diluted share), due primarily to significantly higher operating income from Con-Way. Net income from continuing operations was offset by a $266.3 million net loss ($4.72 per diluted share) from discontinued operations, which primarily reflects a loss from the disposition of MWF. The resulting net loss applicable to common shareholders in 2004 was $124.1 million ($2.15 per diluted share).

      In 2003, net income from continuing operations improved 6.0% to $112.2 million ($2.07 per diluted share), due largely to increased operating income from Con-Way. Net income from continuing operations in 2003 was partially offset by a $28.5 million net loss ($.50 per diluted share) from the operations of the discontinued Forwarding segment. Net income applicable to common shareholders in 2003 of $83.8 million ($1.57 per diluted share) fell 10.4% from 2002, as the improved results from continuing operations was more than offset by a higher loss from discontinued operations.
      The following table summarizes CNF’s consolidated operating results:

	2004	2003	2002

	(Dollars in thousands, except per share
	amounts)
Revenues	$3,712,379	$3,226,966	$2,993,347
Operating Income	284,167	224,948	180,343
Net Income (Loss)
Continuing Operations[1,2]	$142,206	$112,246	$105,844
Discontinued Operations[2]	(266,334)	(28,461)	(12,283)

Applicable to Common Shareholders	$(124,128)	$83,785	$93,561
Diluted Earnings (Loss) per Share
Continuing Operations[1]	$2.57	$2.07	$1.96
Discontinued Operations	(4.72)	(0.50)	(0.22)

Applicable to Common Shareholders	$(2.15)	$1.57	$1.74

[1]	After income taxes and preferred stock dividends

[2]	As required by EITF 87-24, “Allocation of Interest to Discontinued Operations,” continuing operations has been allocated general corporate overhead charges that were previously allocated to the discontinued Forwarding segment. These corporate overhead charges of $16.9 million in 2004, and $14.0 million in 2003 and 2002 were allocated from discontinued operations to the Con-Way and Logistics reporting segments based on segment revenue and capital employed.
Continuing Operations
Overview — 2004 Compared to 2003
      In 2004, CNF’s revenue increased 15.0% to $3.71 billion, due to higher revenue at all reporting segments, which benefited from improved economic conditions. Consolidated operating income in 2004 rose 26.3%, as significantly higher operating income from Con-Way was partially offset by lower operating income from MW. The increase in Con-Way’s operating income was due principally to the effect of operating leverage on revenue growth, as Con-Way’s operating income in 2004 increased 34.1% on revenue growth of 17.7%. The MW companies reported lower operating income in 2004 due primarily to a decline in operating income from Vector, partially offset by improvement from Logistics. Vector’s operating income in 2004 fell $2.5 million to $18.3 million while Logistics reported a 3.9% increase in operating income on an 8.8% growth in revenue. Operating income from Con-Way and Logistics, as presented in the accompanying financial statements, includes CNF corporate expenses previously allocated to the discontinued Forwarding segment, as more fully discussed below under “Discontinued Operations.”
      Other net expense in 2004 increased $9.9 million to $37.3 million, due primarily to increases in interest expense and other net non-operating expenses, partially offset by higher interest income on marketable securities. Interest expense in 2004 rose $10.1 million, due largely to the net effect of financing transactions, including the issuance in April 2004 of 6.7% Senior Debentures and the redemption in June 2004 of 5% Convertible Debentures, as more fully discussed, in Note 5, “Debt and Other Financing Arrangements” of Item 8, “Financial Statements and Supplementary Data.” Other net miscellaneous non-operating expenses in 2004 reflects a $4.3 million decline in the income from corporate-owned life insurance (“COLI”) policies that were terminated in the third quarter of 2004, $2.7 million of costs associated with the redemption of the Convertible Debentures, and a $1.3 million decline in foreign exchange gain, partially offset by prior-year equity venture losses of $3.7 million.
      In 2004, the increase in net income from continuing operations (after income taxes and preferred stock dividends) reflects improved operating income on higher revenue, partially offset by the increase in other net non-operating expense. The effective tax rate in 2004 and 2003 was 39.0%.
Overview — 2003 Compared to 2002
      CNF’s revenue in 2003 grew 7.8% to $3.23 billion, as both Con-Way and the Logistics businesses achieved revenue growth amid comparatively better economic conditions. Consolidated operating income rose 24.7% to $224.9 million on significantly higher operating income from Con-Way. In 2003, Con-Way’s operating income grew 35.6% to $183.1 million, due principally to the effect of operating leverage on a 10.0% increase in revenue. Operating income from the MW companies fell in 2003, as lower operating income from Logistics was partially offset by higher operating income from Vector. Logistics’ operating income in 2003 fell 23.0% to $23.5 million as a higher percentage of lower-margin services contributed to lower operating income despite a 3.6% increase in revenue. Vector’s operating income, which rose 13.9% to $20.7 million, reflects compensation earned under amended agreements with GM, its joint venture partner and customer.
      In 2003, other net expense fell 2.1% as a $6.8 million increase in interest expense and a $3.0 million decline in investment income was largely offset by an $8.1 million increase in the cash-surrender value of COLI policies. Higher interest expense in 2003 was primarily due to the settlement of interest rate swaps in December 2002, which effectively converted long-term debt from fixed-rate to floating-rate prior to their termination. CNF recognized equity venture losses of $3.7 million in 2003 and $4.6 million in 2002.
      CNF’s net income from continuing operations in 2003 reflects an increase in the effective tax rate to 39.0% in 2003 from 25.1% in 2002, which benefited from a $14.0 million reversal of accrued taxes from the settlement of tax matters in 2002.
Con-Way Transportation Services
      The following table compares operating results (dollars in thousands), operating margins, and the percentage increase in selected operating statistics of the Con-Way reporting segment for the years ended December 31:

	2004	2003	2002

Summary of Operating Results
Revenues	$2,604,004	$2,212,692	$2,011,577
Operating Income	245,488	183,095	135,001
Operating Margin	9.4%	8.3%	6.7%

	2004 vs. 2003	2003 vs. 2002

Selected Regional-Carrier Operating Statistics
Revenue per day	+16.0%	+8.8%
Yield	+3.1	+5.7
Weight per day:
Less-than-truckload	+10.5	+2.5
Total	+12.5	+3.0
      In 2004, Con-Way’s revenue rose 17.7% due to a 16.1% increase in revenue from Con-Way’s regional carriers and revenue growth of 60.0% from Con-Way’s other businesses, which include Con-Way NOW, Con-Way Logistics, and Con-Way Air Express. Revenue per day from the regional carriers rose 16.0% from 2003 on a 12.5% increase in weight per day (“weight”) and a 3.1% increase in revenue per hundredweight (“yield”). In 2004, weight improvement was due primarily to comparatively better economic conditions in the U.S., and to a lesser extent, a change in the composition of freight. A higher proportion of the freight in 2004 was composed of shipments in excess of 10,000 pounds, resulting from a newly initiated spot-quote program and concerns from shippers regarding hours-of-service regulations affecting the service provided by truckload carriers. Yield increases primarily reflect an increase in fuel surcharges. Excluding fuel surcharges, yield in 2004 increased 0.3% from 2003. Yields in 2004 also benefited from continued growth in higher-rated interregional joint services and general rate increases, but were adversely affected by a 4.3% increase in weight per shipment. Rates typically decline when weight per shipment increases, as freight with a higher weight per shipment typically has a lower transportation cost per unit of weight.
      Con-Way’s operating income in 2004 increased 34.1%, due largely to higher revenue and improved margins from the regional carriers as well as revenue growth from Con-Way’s other businesses, which reduced their collective net operating loss in 2004 by $9.8 million from 2003. The improvement in Con-Way’s operating margin in 2004 also reflects operating leverage, as Con-Way’s regional-carrier service center network accommodated additional shipments with proportionally smaller cost increases. Operating income in 2004 was affected by employee costs, which rose 14.8%, due primarily to increases in employee payroll and benefits. Employee payroll grew 16.4% due largely to increases in variable compensation and employee headcount. Employee benefits expense rose 11.1%, as workers’ compensation costs increased due in part to a higher unit cost and volume of claims and to a third-quarter entry to correct the cumulative under-recognition of expense on certain prior-period claims, which had a $3.9 million adverse effect, net of incentive compensation. Employee benefits expense in 2004 also reflects an increase in payroll taxes and other employee benefits. Certain corporate expenses previously allocated to the discontinued Forwarding segment are reported in continuing operations, as more fully discussed in Note 2 “Discontinued Operations,” of Item 8, “Financial Statements and Supplementary Data.” The additional corporate overhead charge allocated to the Con-Way reporting segment was $14.8 million in 2004 and $12.2 million in 2003 and 2002.
      In June 2004, Con-Way announced the formation of CTL, which began operations in January 2005. As more fully discussed in Item 1, “Business”, the new company will initially serve Con-Way’s three regional LTL carriers by providing linehaul service on full loads of LTL shipments moving in transcontinental lanes and eventually offer the services to other customers. CTL is expected to allow Con-Way to reduce future linehaul expense, but did not have a material effect on CNF’s financial condition, results of operations, or cash flows as of and for the year ended December 31, 2004.
      In 2003, Con-Way’s revenue rose 10.0% due to higher revenue from Con-Way’s regional carriers and continued growth from Con-Way’s other businesses. Revenue per day from the regional carriers rose 8.8% from 2002 on increases in yield and weight. In 2003, growth in weight transported was due in part to comparatively better economic conditions. Yield improvement in 2003 was achieved through general rate increases, continued growth in interregional joint services and higher fuel surcharges. Excluding fuel surcharges, yield in 2003 rose 3.6%. Con-Way’s operating income in 2003 increased 35.6% and reflects operating leverage on higher revenue from the regional carriers as well as revenue growth from Con-Way’s other businesses, which reduced their collective net operating loss in 2003 by $4.1 million. Operating income in 2003 benefited from a 45.2% decline in variable employee compensation, which was partially offset by a 6.6% increase in pension expense. Operating income in 2002 included an $8.7 million net gain from the sale of a property.
Menlo Worldwide
      For financial reporting purposes, the MW group is divided into two reporting segments: Logistics and Menlo Worldwide Other. Vector SCM, a joint venture with GM, is reported in the Menlo Worldwide Other segment as an equity-method investment.

Logistics
      The following table compares operating results (dollars in thousands) and operating margins of the Logistics reporting segment for the years ended December 31:

	2004	2003	2002

Summary of Operating Results
Revenues	$1,103,028	$1,013,987	$978,929
Operating Income	24,399	23,492	30,523
Operating Margin	2.2%	2.3%	3.1%
      Logistics’ revenue in 2004 increased 8.8% over 2003, due principally to increases in carrier-management and warehouse-management services. In 2004, Logistics’ operating income increased 3.9% due primarily to revenue growth, partially offset by the effect of lower operating margins. Lower operating margins in 2004 were attributable in part to the competitive transportation pricing environment, the renegotiation of certain contracts with existing customers, a decrease in margins during the start-up phase of new contracts and to employee costs, which rose 7.9%, due largely to higher employee benefits and variable compensation. Operating income in 2003 was adversely affected by $3.1 million of contract termination costs. These costs, of which $1.9 million was incurred in the fourth quarter of 2003, were related to contracts that were terminated due to customer failure, scheduled expiration, or termination of the outsourcing arrangement. Certain corporate expenses previously allocated to the discontinued Forwarding segment are reported in continuing operations, as more fully discussed in Note 2, “Discontinued Operations,” of Item 8, “Financial Statements and Supplementary Data.” The additional corporate overhead charge allocated to the Logistics reporting segment was $2.1 million in 2004 and $1.8 million in 2003 and 2002.
      In 2003, Logistics’ revenue rose 3.6% over 2002, due principally to an increase in carrier-management and warehouse-management services, partially offset by lower revenue from consulting services. Operating income in 2003 declined 23% to $23.5 million, due primarily to the effects of contract terminations and a lower operating margin on revenue. Contract terminations in 2003 accounted for additional costs of $3.1 million, as described above, while the termination of a customer contract in 2002 resulted in a net gain of $1.9 million. The lower operating margin in 2003 was due principally to an increase in lower-margin carrier-management services and a decline in higher-margin consulting fee revenue.
      Logistics’ carrier-management revenue is attributable to contracts for which Logistics manages the transportation of freight but subcontracts the actual transportation and delivery of products to third parties, which Logistics refers to as purchased transportation. Logistics’ net revenue (revenue less purchased transportation) was $316.8 million in 2004, an increase from $304.7 million in 2003 and $302.2 million in 2002.
Menlo Worldwide Other

Operating Results
      The Menlo Worldwide Other reporting segment consists of the results of Vector, a joint venture formed with GM in December 2000 for the purpose of providing logistics management services on a global basis for GM, and ultimately for customers in addition to GM. Operating income reported by the Menlo Worldwide Other segment declined to $18.3 million in 2004 from $20.7 million in 2003. Consistent with the amended Vector agreements described below, MW’s operating income in 2004 included $9.2 million related to performance-based compensation and ABCs earned by Vector and $9.1 million from Vector’s volume-based compensation. In 2003, all of Vector’s compensation was volume-based. MW’s operating income from Vector of $20.7 million in 2003 increased $2.5 million from $18.2 million in 2002. Vector’s operating income in 2002 was determined under the compensation principles of the original Vector agreements.

Vector Agreements
      Prior to the amendments described below, agreements pertaining to Vector provided that Vector would be compensated by sharing in efficiency gains and cost savings achieved through the implementation of Approved

Business Cases (“ABCs”) and other special projects in GM’s North America region and GM’s three international regions. An ABC is a project, developed with and approved by GM, aimed at reducing costs, assuming operational responsibilities, and/or achieving operational changes.
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

2003 Amendments to Vector Agreements
      In August 2003, the Vector Agreements were amended, primarily to expedite the transition of logistics services in the North America region from GM to Vector. The amendments changed the compensation principles for GM’s North American logistics operations, revised the allocation of Vector’s profit between GM and MW, and modified the formula for the valuation of Vector in the event that MW exercises its Put Right, as described above.
      The amendments to the Vector Agreements provide for Vector to be compensated for its management of logistics for all of GM’s North America operations rather than through its sharing in efficiency gains and cost savings under individual and separately approved ABCs in North America. In each year of a five-year period retroactive to January 1, 2003, Vector will be compensated with a management fee based on shipment volumes and, beginning in 2004, can earn additional compensation if certain performance criteria are achieved. In accordance with GAAP, compensation under the volume-based management fee is recognized as vehicles are shipped while performance-based compensation is recognized on the achievement of specified levels of cost savings, which will generally not be determinable until the fourth quarter of each contract year. Vector will also be compensated by GM for its direct and administrative costs in North America, subject to certain limitations. In each successive year covered by the amended Vector agreements, management anticipates that performance-based compensation will represent a growing percentage of compensation earned in GM’s North America region.
      The amended Vector Agreements also increase Vector’s allocation of profit and loss from 80% to 85%. Although MW owns a majority equity interest, the operating results of Vector are reported as an equity-method investment based on GM’s ability to control certain operating decisions.

2005 Regional ABC Amendments
      In January 2005, all of the ABC’s for GM’s European region were amended to compensate Vector with cost reimbursement and a management fee based on vehicle production volumes, rather than through its sharing in efficiency gains and cost savings under the individual ABC’s. After 2005, Vector’s compensation for GM’s European regions will again be based on the separately approved ABC’s, unless further amendments are negotiated. The compensation principles for GM’s other international regions are unaffected by the 2005 amendments in the European region.
CNF Other
      The CNF Other segment consists of the results of Road Systems and certain corporate activities. A majority of the revenue from Road Systems was from sales to Con-Way. The CNF Other operating losses of $4.0 million in 2004 and $2.4 million in 2003 primarily reflect the net loss from the sale of corporate properties, while the operating loss in 2002 was primarily the net result of a $3.6 million loss from uncollectible non-trade receivables following the business failure of CFC and a $2.4 million net gain from the sale of a corporate property.

Discontinued Operations
      Discontinued operations in the periods presented relate to the sale of MWF, the spin-off of CFC, and to EWA and its terminated Priority Mail Contract with the USPS. For all periods presented, the results of operations, net assets, and cash flows of discontinued operations have been segregated from continuing operations, except where otherwise noted. The operating results and net assets of discontinued operations are summarized in Note 2, “Discontinued Operations,” of Item 8, “Financial Statements and Supplementary Data.”
Menlo Worldwide Forwarding
      On October 5, 2004, CNF and MW entered into a stock purchase agreement with UPS and United Parcel Service of America, Inc. to sell all of the issued and outstanding capital stock of MWF. CNF completed the sale on December 19, 2004. The agreement excludes certain assets and liabilities of MWF and includes certain assets and liabilities of CNF or its subsidiaries related to the business conducted by MWF. Among the assets and liabilities so excluded are those related to EWA, and the obligation related to MWF employees covered under CNF’s domestic pension, postretirement medical and long-term disability plans. Under the agreement, CNF will be reimbursed for the actuarially determined estimate of its obligation related to MWF employees covered under CNF’s long-term disability and postretirement medical plans. Upon completion of the sale of MWF, MW received cash consideration of $150 million, which is subject to certain adjustments, including adjustments for cash held by MWF at closing and MWF’s net working capital as of closing. In addition, UPS assumed indebtedness associated with the MWF business, including approximately $110 million of debt owed by MWF in connection with the City of Dayton, Ohio, Special Facilities Revenue Refunding Bonds, certain capital leases and other debt, other letters of credit, and overdraft facilities. Under the stock purchase agreement, CNF has agreed to a three-year non-compete covenant that, subject to certain exceptions, will limit CNF’s annual air freight and ocean forwarding and/or customs brokerage revenues to $175 million. CNF has also agreed to indemnify UPS against certain losses that UPS may incur after the closing of the sale with certain limitations. Any losses related to these indemnification obligations or any other costs, including any future cash expenditures, related to the sale that have not been estimated and recognized at this time will be recognized in future periods as an additional loss from disposal when and if incurred. For additional details, refer to the stock purchase agreement filed as an exhibit to CNF’s Form 8-K dated October 5, 2004 and the amendment to the stock purchase agreement filed as an exhibit to CNF’s Form 8-K dated December 21, 2004.
      Although the stock purchase agreement described above was entered into on October 5, 2004, decisions by CNF’s management and its Board of Directors and the third-quarter sale negotiations with UPS established CNF’s commitment to sell MWF as of September 30, 2004. In the process of evaluating several strategic alternatives for MW’s Forwarding segment, CNF was approached by UPS in the third quarter of 2004 with interest in acquiring MWF. Accordingly, in the third quarter of 2004, CNF classified MWF as held for sale and recognized a $260.5 million impairment charge to write down the recorded book value of MWF to its anticipated selling price, less costs to sell, as required by SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The impairment charge was based on the agreement to sell MWF, as described above and primarily represents the estimated write-down to the carrying value of MWF’s goodwill and long-lived assets, including MWF’s accumulated foreign currency translation adjustment, as well as estimated selling costs. CNF agreed to accept less than the recorded book value of MWF due primarily to management’s assessment of the risk and resource requirements associated with other strategic alternatives related to MWF’s operations. On completion of the sale, CNF recognized a fourth-quarter loss from disposal of $15.8 million (net of a $3.6 million tax benefit), as the adjusted carrying value of MWF exceeded the cash consideration. CNF’s third-quarter and fourth-quarter losses from the disposal of MWF are treated as capital losses for tax purposes. Under current tax law, capital losses can only be used to offset capital gains. Since CNF does not currently forecast any significant taxable capital gains in the tax carry-forward period, tax benefits from the disposal were only recognized to the extent of capital gains in 2004. Accordingly, the $41.0 million tax benefit recognized on the disposition of MWF was fully offset by an equal valuation allowance.
      As described above, the stock purchase agreement excludes the obligation related to MWF employees covered under certain CNF-sponsored employee benefit plans, including pension, postretirement and long-term disability plans that cover the noncontractual employees and former employees of both continuing and discontinued operations. These plans also include certain pension plans that cover only the current and former employees of the discontinued Forwarding segment (the “Forwarding Plans”). For financial reporting purposes, the prepaid benefit cost of the Forwarding Plans is reported in Assets of Discontinued Operations while the accrued benefit cost related to MWF employees covered under the other legally separate CNF-sponsored plans are reported in Employee Benefits of continuing operations. At December 31, 2004, CNF had not been reimbursed for its obligation related to MWF employees covered under CNF’s long-term disability and postretirement medical plans, pending conclusion of actuarially determined estimates. Accordingly, at December 31, 2004, Other Accounts Receivable of continuing operations included a $94.1 million receivable for CNF’s estimate of these employee benefit obligations as well as its estimate of the reimbursable MWF cash balance. Settlement of the cash balance is subject to an in-process evaluation and any difference between the estimated and actual cash position at December 31, 2004 would be recognized in future periods as a gain or loss from disposal when and if incurred.
      As described above, the stock purchase agreement excludes the assets and liabilities of EWA, including restructuring reserves related to its 2001 restructuring plan. EWA’s restructuring reserves decreased to $33.8 million at December 31, 2004 from $34.8 million at December 31, 2003, primarily due to payments of restructuring-related obligations, partially offset by proceeds from sales of aircraft equipment. Restructuring reserves at December 31, 2004, which are primarily classified above as Accrued Liabilities of discontinued operations, consisted primarily of CNF’s estimated exposure related to the labor matters described below, as well as other estimated remaining restructuring-related obligations.
      In connection with the cessation of its air carrier operations in 2001, EWA terminated the employment of all of its pilots and crew members. Those pilots and crew members are represented by the Air Line Pilots Association (“ALPA”) union under a collective bargaining agreement. Subsequently, ALPA filed a grievance on behalf of the pilots and crew members protesting the cessation of EWA’s air carrier operations and MWF’s use of other air carriers. The ALPA matters are the subject of litigation in U.S. District Court and, depending on the outcome of that litigation, may be subject to binding arbitration. Based on CNF’s current evaluation, management believes that it has provided for its estimated exposure related to the ALPA matters. However, there can be no assurance in this regard as CNF cannot predict with certainty the ultimate outcome of these matters.
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
      In September 2002, CFC filed for bankruptcy and ceased most U.S. operations. Following the commencement of its bankruptcy proceeding, CFC ceased making payments with respect to these workers’ compensation and public liability claims. CNF was required to take over payment of some of these claims and expects that demands for payment will likely be made against it with respect to the remaining claims. CNF estimated the aggregate amount of all of these claims, plus other costs, to be $25.0 million. As a result, CNF accrued additional reserves, primarily in Self-Insurance Accruals in the Consolidated Balance Sheets, and in 2002 recognized a loss from disposal of $15.3 million (net of $9.7 million of income taxes). Based on actual payment experience for these claims through December 31, 2004, CNF accrued additional reserves and recognized a loss from disposal of $2.4 million (net of $1.6 million of income taxes) in the fourth quarter of 2004. CNF is seeking reimbursement from CFC in its bankruptcy proceeding of amounts that CNF pays in respect of all of these claims, although there can be no assurance that CNF will be successful in recovering all or any portion of such payments.
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
Liquidity and Capital Resources
      Cash and cash equivalents rose to $386.9 million at December 31, 2004 from $38.2 million at December 31, 2003, as $379.6 million of cash provided by operating activities and $175.5 million provided by financing activities exceeded $184.3 million used in investing activities. Cash provided by financing activities primarily reflects net proceeds of $292.6 million received from the issuance of $300 million of Senior Debentures in April 2004, partially offset by the redemption in June 2004 of $128.9 million of Convertible Debentures. Cash used in investing activities primarily reflects capital expenditures of $151.5 million, and a $185.9 million increase in short-term marketable securities, partially offset by cash proceeds of $150.0 million from the sale of MWF, as more fully discussed in “Results of Operations — Discontinued Operations.”
      CNF’s cash flows are summarized in the table below.

	2004	2003	2002

	(Dollars in thousands)
Operating Activities
Net income (loss)	$(115,889)	$92,024	$101,811
Discontinued operations	266,334	28,461	12,283
Non-cash adjustments(1)	138,106	140,439	123,461

	288,551	260,924	237,555
Changes in assets and liabilities
Receivables	(34,870)	(13,073)	(8,967)
Accounts payable and accrued liabilities, excluding accrued incentive compensation	43,289	(10,609)	22,898
Accrued incentive compensation	29,367	(27,876)	42,282
Income taxes	22,009	28,267	(77,970)
Employee benefits	(24,658)	(4,178)	(18,624)
Deferred charges and credits	67,081	17,415	30,002
Other	(11,144)	(24,693)	6,805

	91,074	(34,747)	(3,574)
Net Cash Provided by Operating Activities	379,625	226,177	233,981

Net Cash Provided by (Used in) Investing Activities	(184,273)	(303,436)	20,161

Net Cash Provided by (Used in) Financing Activities	175,479	(33,639)	(31,899)

Net Cash Provided by Continuing Operations	370,831	(110,898)	222,243
Net Cash Provided by (Used in) Discontinued Operations	(22,117)	7,268	(247,747)

Increase (Decrease) in Cash and Cash Equivalents	$348,714	$(103,630)	$(25,504)

(1)	“Non-cash adjustments” refer to depreciation, amortization, deferred income taxes, provision for uncollectible accounts, equity in earnings of joint venture, and other non-cash gains and losses.
Continuing Operations

Operating Activities
      Cash flow from continuing operations in 2004 increased $153.4 million to $379.6 million. Higher operating cash flow in 2004 was primarily due to an increase in net income before non-cash items, which in 2004 included a $276.3 million non-cash net loss from the disposal of MWF, and to asset and liability changes related to the liquidation of corporate-owned life insurance (“COLI”) policies, pension funding payments, and incentive compensation. Based on the volatility and insufficiency of returns on its COLI investments, CNF in 2004 fully liquidated its corporate-owned policies, which were reported in Deferred Charges and Other Assets in the Consolidated Balance Sheets. Changes in employee benefits in the years presented reflect the net effect of defined benefit pension plan funding contributions of $90.8 million in 2004, $75.0 million in 2003, and $76.2 million in 2002, as described below under “— Defined Benefit Pension Plans,” partially offset by expense accruals for CNF’s pension obligation. Accrued incentive compensation increased by $29.4 million in 2004, while 2003 reflects a $27.9 million reduction. For all periods presented, changes in accrued incentive compensation reflect CNF’s payment schedule for its employee incentive plans, under which total incentive compensation earned in an award year is paid to employees with a partial payment in December of the award year and a final payment in February of the next award year. In 2004, incentive compensation expense accruals exceeded payments, while in 2003, payments for incentive compensation exceeded expense accruals.
      Operating cash flow in 2003 declined from 2002 by $7.8 million to $226.2 million, as an increase in net income before non-cash items was more than offset by changes in assets and liabilities, which related primarily to income taxes, accrued incentive compensation and the termination of interest rate swaps in 2002. Accrued income taxes increased in 2003 based on taxable income, but declined in 2002 based on taxable losses. Accrued incentive compensation declined in 2003 but increased in 2002 based on the timing of expense accruals and payments, as described above. Operating cash flows in 2002 benefited from $31.0 million received as partial payment in connection with the termination of interest rate swaps, as more fully discussed in Note 5, “Debt and Other Financing Arrangements,” in Item 8, Financial Statements and Supplementary Data.”

Investing Activities
      Investing activities in 2004 used $184.3 million compared to $303.4 million used in 2003. In all periods presented, investing activities consisted primarily of capital expenditures and the investment of cash into short-term marketable securities. In 2004, investing activities also included the sale of MWF, for which CNF received $150.0 million in December 2004. Capital expenditures in 2004 increased $23.7 million from 2003 due substantially to increased expenditures at Con-Way, which increased its tractor and trailer acquisitions to $144.5 million in 2004 from $118.2 million in 2003. Capital expenditures in 2003 increased $51.9 million from 2002, due principally to a $53.0 million increase at Con-Way. Investments in marketable securities, which fluctuate depending on investable cash balances, increased in 2004 and 2003 by $185.9 million and $169.4 million, respectively, and fell by $96.0 million in 2002.

Financing Activities
      Financing activities provided cash of $175.5 million in 2004 and used cash of $33.6 million in 2003. In April 2004, CNF issued $300 million of 6.70% Senior Debentures due 2034 in a private placement with exchange rights for net proceeds of $292.6 million. CNF used a portion of the proceeds to redeem $128.9 million of CNF’s Convertible Debentures on June 1, 2004, as more fully discussed in Note 5, “Debt and Other Financing Arrangements,” of Item 8, “Financial Statements and Supplementary Data.” CNF intends to use the remaining proceeds to repurchase from time to time or pay at maturity, $100 million of 7.35% Notes due in June 2005, and for working capital and general corporate purposes. Financing activities in all years presented also reflect dividend payments and scheduled principal payments for the Thrift and Stock Plan notes guaranteed by CNF.
      In January 2005, the Board of Directors authorized the repurchase of up to $300 million in CNF’s common stock from time to time within the next two years in open market purchases and privately negotiated transactions. CNF currently estimates it will repurchase approximately $150 million of CNF’s common stock annually in 2005 and 2006.
      CNF has a $385 million revolving credit facility that matures on July 3, 2006. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to $385 million. At December 31, 2004 and 2003, no borrowings were outstanding under the facility and, at December 31, 2004, $229.7 million of letters of credit were outstanding, leaving $155.3 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions to borrowing. CNF had other uncommitted unsecured credit facilities totaling $120.0 million at December 31, 2004, which are available to support letters of credit, bank guarantees, and overdraft facilities; at that date, a total of $39.1 million was outstanding under these facilities. Of the total letters of credit outstanding at December 31, 2004, $259.3 million provided collateral for CNF workers’ compensation and vehicular self-insurance programs. In March 2005, CNF entered into a new five-year $400 million unsecured revolving credit facility that replaced the existing $385 million facility. See “Other Matters — Forward-Looking Statements” below, and Note 5, “Debt and Other Financing Arrangements,” in Item 8, “Financial Statements and Supplementary Data,” for additional information concerning CNF’s $385 million credit facility, its new facility entered into in March 2005, and some of its other debt instruments.
      As more fully discussed above under “Results of Operations — Discontinued Operations,” CNF recognized a $276.3 million non-cash net loss from the disposal of MWF in 2004. To remain in compliance with certain financial covenants, CNF obtained an amendment to the credit agreement for CNF’s $385 million revolving credit facility. Additionally, the credit agreement contains restrictions on the sale of subsidiary guarantors and a threshold for the sale of assets. CNF has obtained the necessary creditors’ consent for the sale of MWF. See “Other Matters — Forward-Looking Statements” below, and Note 5, “Debt and Other Financing Arrangements,” in Item 8, “Financial Statements and Supplementary Data.”
Defined Benefit Pension Plans
      CNF periodically reviews the funding status of its defined benefit pension plans for non-contractual employees, and makes contributions from time to time as necessary in order to comply with the funding requirements of the Employee Retirement Income Security Act (“ERISA”). Funding of CNF’s defined benefit pensions is based on ERISA-defined measurements rather than the recognition and measurement criteria prescribed by accounting principles generally accepted in the United States (“GAAP”).
      CNF contributed $90.8 million to its defined benefit pension plans in 2004 and currently estimates it will contribute $75 million in 2005. CNF also made defined benefit pension plan contributions of $75.0 million in 2003, and $76.2 million in 2002, and $13.1 million in 2001 but made no contributions from 1996 through 2000, due in part to the high rate of return realized on plan assets and for the lack of tax deductibility of funding during that period.
Contractual Cash Obligations
      The table below summarizes contractual cash obligations for CNF as of December 31, 2004. Some of the amounts in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, and other factors. Because of these estimates and assumptions, the actual future payments may vary from those reflected in the table. These contractual cash obligations are reflected in the Consolidated Balance Sheets, except for operating leases, which are disclosed as future obligations under GAAP.

		Payments Due by Period

					2010 &
	Total	2005	2006-2007	2008-2009	Thereafter

	(Dollars in thousands)
Long-Term Debt and Guarantees	$691,799	$112,727	$33,668	$45,404	$500,000
Operating Leases	146,997	60,751	58,273	18,861	9,112

Total	$838,796	$173,478	$91,941	$64,265	$509,112

      As presented above, contractual obligations on long-term debt and guarantees represent principal payments while contractual obligations for operating leases represent the payments under the lease arrangements. Certain liabilities, including those related to pension and postretirement benefit plans and self-insurance accruals, are reported in CNF’s consolidated balance sheets but not reflected in the table above due to the absence of stated maturities. As described above, CNF currently estimates that it will contribute $75 million to its defined benefit pension plan in 2005.

      As described above under “— Continuing Operations,” letters of credit of $259.3 million were outstanding at December 31, 2004 to provide collateral for CNF’s workers’ compensation and vehicular self-insurance programs. These letters of credit are generally required under self-insurance programs and do not represent additional liabilities as the underlying self-insurance accruals are already reflected on CNF’s consolidated balance sheets.
      In accordance with GAAP, CNF’s operating leases are not included in CNF’s consolidated balance sheets. CNF’s operating leases were determined to provide economic benefits preferable to ownership based primarily on after-tax cash flows, financial and operating flexibility, and the effect on CNF’s capitalization. Under certain operating leases, Con-Way guarantees the residual value of tractors and trailers at the end of the lease term. At December 31, 2004, the residual value guaranteed under these lease agreements was $18.5 million. CNF recognizes a liability for any shortfall between the residual value guarantee and the equipment’s estimated fair value, which fluctuates depending on market conditions.
      In 2005, CNF anticipates capital expenditures of approximately $250 million, primarily for the acquisition of additional tractor and trailer equipment, including $20 million of capital expenditures planned for 2004 that was not invested in 2004 as the result of equipment production delays. CNF’s capital expenditure requirements may increase or decrease depending on business levels and other factors.
      For further discussion, see Note 5, “Debt and Other Financing Arrangements,” and Note 6, “Leases,” included in Item 8, “Financial Statements and Supplementary Data.”
Other
      CNF’s ratio of total debt to capital increased to 47.9% at December 31, 2004 from 41.0% at December 31, 2003 due primarily to the net effect of the second-quarter financing transactions in 2004, as described above, and to the decline in retained earnings resulting from the loss from disposal of MWF in 2004, as discussed under “Results of Operations — Discontinued Operations.”
Discontinued Operations
Sale Agreement with UPS
      On December 19, 2004, CNF completed the sale of MWF to UPS for $150 million in cash, which amount is subject to adjustment for cash held by MWF at closing and the net capital of MWF as of closing. As more fully discussed under “Results of Operations — Discontinued Operations,” as of December 31, 2004, CNF had not been reimbursed for its obligation related to MWF employees covered under CNF’s long-term disability and postretirement medical plans, pending conclusion of actuarially determined estimates. Accordingly, at December 31, 2004, Other Accounts Receivable included a $94.1 million receivable for CNF’s estimate of these employee benefit obligations as well as its estimate of the reimbursable MWF cash balance. Settlement of the cash balance is subject to an in-process evaluation and any difference between the estimated and actual cash position at December 31, 2004 would be recognized in future periods as a gain or loss from disposal when and if incurred.
Spin-Off of CFC
      On December 2, 1996, CNF completed the spin-off of CFC to CNF’s shareholders. CFC withdrew in 2002 from certain multiemployer pension funds, thereby incurring withdrawal liabilities to such funds. Prior to enactment in April 2004 of the Pension Funding Equity Act of 2004, if the multiemployer funds had asserted claims against CNF for such liabilities, CNF would have had a statutory obligation to make cash payments to the funds prior to any arbitral or judicial decisions on the funds’ determinations. Under the facts relating to the CFC withdrawals and the law in effect after enactment of the Pension Funding Equity Act of 2004, CNF would no longer be required to make such payments to the multiemployer funds unless and until final decisions in arbitration proceedings, or in court, upheld the funds’ determination. Refer to Note 11, “Commitments and Contingencies,” of Item 8, “Financial Statements and Supplementary Data.”

Estimates and Critical Accounting Policies
      The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to adopt accounting policies and make significant judgments and estimates. In many cases, there are alternative policies or estimation techniques that could be used. CNF maintains a process to evaluate the appropriateness of its accounting policies and estimation techniques, including discussion with and review by the Audit Committee of its Board of Directors and its independent auditors. Accounting policies and estimates may require adjustment based on changing facts and circumstances and actual results could differ from estimates. The policies and estimates discussed below include those that are most critical to the financial statements.
Self-Insurance Accruals
      CNF uses a combination of insurance and self-insurance programs to provide for the costs of medical, casualty, liability, vehicular, cargo and workers’ compensation claims. In the measurement of these costs, CNF considers historical claims experience, medical costs, demographic and severity factors and other assumptions. Self-insurance accruals are developed based on the estimated, undiscounted cost of claims, including those claims incurred but not reported as of the balance sheet date. The long-term portion of self-insurance accruals relates primarily to workers’ compensation and vehicular claims that are payable over several years. The actual costs may vary from estimates.
Income Taxes
      In establishing its deferred income tax assets and liabilities, CNF makes judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to its operations. CNF records deferred tax assets and liabilities and periodically evaluates the need for a valuation allowance to reduce deferred tax assets to realizable amounts. The likelihood of a material change in CNF’s expected realization of these assets is dependent on future taxable income, future capital gains, its ability to use foreign tax credit carry forwards and carry backs, final U.S. and foreign tax settlements, and the effectiveness of its tax planning strategies in the various relevant jurisdictions. CNF is also subject to examination of its income tax returns for multiple years by the IRS and other tax authorities. CNF periodically assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision and related accruals for income taxes.
Disposition and Restructuring Estimates
      As more fully discussed under “Results of Operations — Discontinued Operations,” CNF’s management made significant estimates and assumptions in connection with the restructuring of EWA in 2001 and the disposition of MWF in 2004. Actual results could differ from estimates, which could affect related amounts reported in the financial statements.
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
Defined Benefit Pension Plans
      CNF has defined benefit pension plans that cover non-contractual employees in the United States. The amount recognized as pension expense and the accrued pension liability depend upon a number of assumptions and factors, the most significant being the discount rate used to measure the present value of pension obligations, the assumed rate of return on plan assets, which are both affected by economic conditions and market fluctuations, and the rate of compensation increase.

      CNF assumed a discount rate of 6.25% and 6.75% for purposes of calculating its pension expense in 2004 and 2003, respectively, and assumed a discount rate of 6.25% in calculating its year-end liability for both 2004 and 2003. The decline in the assumed discount rate for pension expense was due primarily to declines in high-quality corporate bond yields in 2004. CNF adjusts its discount rate periodically by taking into account changes in high-quality corporate bond yields and the guidance of its outside actuaries. In determining the appropriate discount rate, CNF in 2004 began utilizing a bond model that incorporates expected cash flows of plan obligations. The bond model uses a selected portfolio of Moody’s Aa-or-better rated bonds with cash flows and maturities that match the projected benefit payments of CNF’s pension plans. CNF’s discount rate is equal to the yield on the portfolio of bonds, which will typically exceed the Moody’s Aa corporate bond index due to the long duration of expected benefit payments from CNF’s plan. If all other factors were held constant, a 0.25% decline in the discount rate would result in an estimated $6 million increase in 2005 annual pension expense.
      CNF adjusts its assumed rate of return on plan assets based on historic returns of the plan assets and current market expectations. The rate of return is based on a mean-expected 20-year return on the current asset allocation and the effect of actively managing the plan, net of fees and expenses. For purposes of calculating its pension expense, CNF assumed a rate of return on plan assets of 9.0% in both 2004 and 2003 and expects to use a rate of 8.5% for 2005. Using year-end plan asset values, a 0.5% decline in the assumed rate of return on plan assets would result in an estimated $4 million increase in 2005 annual pension expense.
      The determination of CNF’s accrued pension benefit cost includes an unrecognized actuarial loss that results from the cumulative difference between estimated and actual values for the year-end projected pension benefit obligation and the fair value of plan assets. Under GAAP, any portion of the unrecognized actuarial loss or gain that exceeds ten percent of the greater of the projected benefit obligation or fair value of plan assets must be amortized as an expense over the average service period for employees, approximately thirteen years for CNF. Lower amortization of the unrecognized actuarial loss reduces the annual pension expense in 2005 by approximately $6 million from the annual pension expense in 2004.
Goodwill and Long-Lived Assets
      CNF performs an impairment analysis of long-lived assets whenever circumstances indicate that the carrying amount may not be recoverable. For assets that are to be held and used, an impairment charge is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than carrying value. If impairment exists, a charge is recognized for the difference between the carrying value and the fair value. Fair values are determined using quoted market values, discounted cash flows, or external appraisals, as applicable. Assets held for disposal are carried at the lower of carrying value or estimated net realizable value.
      CNF tests the recoverability of goodwill on an annual basis in the fourth quarter and between annual tests in certain circumstances. A fair-value approach is used to test goodwill for impairment. An impairment charge is recognized if the carrying amount of goodwill exceeds its fair value. CNF utilized a third-party independent valuation consultant to perform the impairment test of goodwill associated with the Forwarding reporting segment as of December 31, 2003. Based on the annual impairment test in the fourth quarter of 2003, which assumed improving cash flows, CNF was not required to record a charge for goodwill impairment.
      As more fully discussed in “Results of Operations — Discontinued Operations,” CNF committed to sell MWF in the third quarter of 2004 and recognized a $260.5 million impairment charge to write down the recorded book value of MWF to its anticipated selling price, less costs to sell. The impairment charge was based on an agreement to sell MWF and represented the estimated write-down to the carrying value of MWF’s goodwill and long-lived assets, including MWF’s accumulated foreign currency translation adjustment, as well as estimated selling costs. CNF agreed to accept less than the recorded book value of MWF due primarily to management’s assessment of the risk and resource requirements associated with other strategic alternatives related to MWF’s operations.

Other Matters
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
Homeland Security
      CNF is subject to compliance with cargo security and transportation regulations issued by the Transportation Security Administration and by the Department of Homeland Security. CNF is not able to accurately predict how new governmental regulation will affect the transportation industry. However, CNF believes that any additional security measures that may be required by future regulations could result in additional costs and could have an adverse effect on its ability to serve customers and on its financial condition, results of operations, and cash flows.
Employees
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

Variable Interest Entities
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
      The implementation of FIN 46 was required for periods beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date for applying FIN 46 to VIE’s created before February 1, 2003 until the end of the first interim period ending after December 15, 2003. In December 2003, the FASB revised FIN 46 (“FIN 46R”) to incorporate certain revisions, including the requirement to disregard certain rights in determining whether an entity is the primary beneficiary in a VIE. Under FIN 46R, CNF was not the primary beneficiary of CNF Trust 1 (the “Trust”), a wholly owned subsidiary, and CNF was therefore required to deconsolidate the Trust effective in the quarter ended March 31, 2004. Accordingly, CNF’s 5% Convertible Debentures held by the Trust, which were redeemed by CNF on June 1, 2004, were included in long-term debt at March 31, 2004, and prior periods were restated to reflect adoption of FIN 46R, as more fully discussed in Note 5, “Debt and Other Financing Arrangements” of Item 8, “Financial Statements and Supplementary Data.”

Share-Based Payment
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS 123 that supersedes APB 25 and its related implementation guidance. SFAS 123R eliminates the alternative to use APB 25’s intrinsic-value method of accounting that was provided in SFAS 123 as originally issued, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions) over the period during which an employee is required to provide service in exchange for the award.
      SFAS 123R also amends FASB Statement No. 95, “Statement of Cash Flows,” to require that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as financing cash flows, rather than as a reduction of taxes paid. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated because they depend on factors that cannot be predicted, including when employees exercise stock options.
      The effective date of SFAS 123R is as of the beginning of the first reporting period that begins after June 15, 2005, which for CNF is the third quarter of 2005. CNF is currently assessing the impact that SFAS 123R will have on its financial statements.
Forward-Looking Statements
      Certain statements included herein constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties, and should not be relied upon as predictions of future events. All statements other than statements of historical fact are forward-looking statements, including any projections of earnings, revenues, weight, yield, volumes, income or other financial or operating items, any statements of the plans, strategies, expectations or objectives of CNF or its management for future operations or other future items, any statements concerning proposed new products or services, any statements regarding CNF’s estimated future contributions to pension plans, any statements as to the adequacy of reserves, any statements regarding the outcome of any claims that may be brought against CNF by CFC’s multi-employer pension plans or any statements regarding future economic conditions or performance, any statements regarding the outcome of legal and other claims and proceedings against CNF; any statements of estimates or belief and any statements or assumptions underlying the foregoing.
      Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of those terms or other variations of those terms or comparable terminology or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data and methods that may be incorrect or imprecise and there can be no assurance that they will be realized. In that regard, the following factors, among others and in addition to the matters discussed elsewhere in this document and other reports and documents filed by CNF with the Securities and Exchange Commission, could cause actual results and other matters to differ materially from those discussed in such forward-looking statements:

•	changes in general business and economic conditions, including the global economy;

•	the creditworthiness of CNF’s customers and their ability to pay for services rendered;

•	increasing competition and pricing pressure;

•	changes in fuel prices;

•	the effects of the cessation of EWA’s air carrier operations;

•	the possibility that CNF may, from time to time, be required to record impairment charges for long-lived assets;

•	the possibility of defaults under CNF’s $400 million credit agreement and other debt instruments, including defaults resulting from additional unusual charges or from any costs or expenses that CNF may incur, and the possibility that CNF may be required to repay certain indebtedness in the event that the ratings assigned to its long-term senior debt by credit rating agencies are reduced;

•	labor matters, including the grievance by furloughed pilots and crew members, labor organizing activities, work stoppages or strikes; enforcement of and changes in governmental regulations, including the effects of new regulations issued by the Department of Homeland Security;

•	environmental and tax matters;

•	matters relating to CNF’s 1996 spin-off of CFC, including the possibility that CFC’s multi-employer pension plans may assert claims against CNF, that CNF may not prevail in those proceedings and may not have the financial resources necessary to satisfy amounts payable to those plans, and matters relating to CNF’s defined benefit pension plans;

•	matters relating to the sale of MWF, including CNF’s obligation to indemnify UPS for certain losses in connection with the sale;
      As a result of the foregoing, no assurance can be given as to future financial condition, results of operations, and cash flows. See Note 11, “Commitments and Contingencies” in Item 8, “Financial Statements and Supplementary Data.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      CNF is exposed to a variety of market risks, including the effects of interest rates, fuel prices, and foreign currency exchange rates. CNF enters into derivative financial instruments only in circumstances that warrant the hedge of an underlying asset, liability or future cash flow against exposure to some form of interest rate, commodity or currency-related risk. Additionally, the designated hedges should have high correlation to the underlying exposure such that fluctuations in the value of the derivatives offset reciprocal changes in the underlying exposure.
      CNF is subject to the effect of interest rate fluctuations on the fair value of its long-term debt. Based on the fixed interest rates and maturities of its long-term debt, fluctuations in market interest rates would not significantly affect operating results or cash flows, but may have a material effect on the fair value of long-term debt. Based on current interest rates offered for debt with similar terms and maturities, the estimated fair value of CNF’s long-term debt was approximately $760 million as of December 31, 2004. Given a hypothetical 10% change in interest rates, the change in fair value of long-term debt would be approximately $30 million. As more fully discussed in Note 5, “Debt and Other Financing Arrangements,” in Item 8, “Financial Statements and Supplementary Data,” CNF in December 2002 terminated four interest rate swap derivatives designated as fair value hedges of fixed-rate long-term debt. Except for the effect of these terminated interest rate swaps, derivative financial instruments did not have a material effect on CNF’s financial condition, results of operations, or cash flows.
      CNF has market risk for changes in the price of diesel fuel. However, the risk associated with increases in fuel prices is mitigated by revenue from fuel surcharges. Therefore, a hypothetical 10% increase in the price of fuel would not be expected to have a material adverse effect on results of operations.
      The assets and liabilities of CNF’s foreign subsidiaries are denominated in foreign currencies, which creates exposure to changes in foreign currency exchange rates. However, the market risk related to foreign currency exchange rates is not material to CNF’s financial condition, results of operations, or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CNF Inc.
Consolidated Balance Sheets

	December 31,

	2004	2003

	(Dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents (Note 1)	$386,897	$38,183
Marketable securities (Note 1)	446,300	260,440
Trade accounts receivable, net (Note 1)	425,783	380,898
Other accounts receivable (Notes 1 and 2)	134,577	66,112
Operating supplies, at lower of average cost or market	16,665	9,468
Prepaid expenses	48,092	45,114
Deferred income taxes (Note 7)	51,453	53,141
Assets of discontinued operations (Note 2)	5,128	475,878

Total Current Assets	1,514,895	1,329,234

Property, Plant, and Equipment, at cost
Land	142,857	147,713
Buildings and leasehold improvements	618,698	591,797
Revenue equipment	677,499	593,830
Other equipment	210,102	210,374

	1,649,156	1,543,714
Accumulated depreciation and amortization	(789,835)	(725,763)

Net Property and Equipment	859,321	817,951

Other Assets
Deferred charges and other assets (Note 3)	56,618	122,208
Capitalized software, net	50,347	54,646
Assets of discontinued operations (Note 2)	15,220	449,601

	122,185	626,455

Total Assets	$2,496,401	$2,773,640

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CNF Inc.
Consolidated Balance Sheets

	December 31,

	2004	2003

	(Dollars in thousands except
	per share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$252,867	$215,203
Accrued liabilities (Note 4)	226,437	196,153
Self-insurance accruals (Note 1)	86,095	94,291
Current maturities of long-term debt (Note 5)	112,727	14,055
Liabilities of discontinued operations (Note 2)	34,705	302,448

Total current liabilities	712,831	822,150
Long-Term Liabilities
Long-term debt and guarantees (Note 5)	601,344	554,981
Self-insurance accruals (Note 1)	102,512	113,785
Employee benefits (Note 9)	245,989	276,685
Other liabilities and deferred credits	20,296	24,828
Deferred income taxes (Note 7)	29,200	11,153
Liabilities of discontinued operations (Note 2)	6,862	151,250

Total Liabilities	1,719,034	1,954,832

Commitments and Contingencies (Notes 2, 5, 6 and 11)
Shareholders’ Equity (Note 8)
Preferred stock, no par value; authorized 5,000,000 shares:
Series B, 8.5% cumulative, convertible, $.01 stated value; designated 1,100,000 shares; issued 742,995 and 763,674 shares, respectively	7	8
Additional paid-in capital, preferred stock	113,002	116,147
Deferred compensation, Thrift and Stock Plan (Note 9)	(49,117)	(57,687)

Total Preferred Shareholders’ Equity	63,892	58,468

Common stock, $.625 par value; authorized 100,000,000 shares; issued 58,544,254 and 56,436,981 shares, respectively	36,590	35,273
Additional paid-in capital, common stock	429,134	356,700
Retained earnings	426,300	570,751
Deferred compensation, restricted stock (Note 10)	(5,744)	(6,188)
Cost of repurchased common stock (6,364,868 and 6,459,732 shares, respectively)	(157,069)	(159,273)

	729,211	797,263
Accumulated Other Comprehensive Loss (Note 8)	(15,736)	(36,923)

Total Common Shareholders’ Equity	713,475	760,340

Total Shareholders’ Equity	777,367	818,808

Total Liabilities and Shareholders’ Equity	$2,496,401	$2,773,640

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CNF Inc.
Statements of Consolidated Operations

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands except per share data)
Revenues	$3,712,379	$3,226,966	$2,993,347

Costs and Expenses
Operating expenses (Note 3)	2,953,665	2,549,467	2,438,622
Selling, general and administrative expenses	372,122	351,507	271,398
Depreciation	102,425	101,044	102,984

	3,428,212	3,002,018	2,813,004

Operating Income	284,167	224,948	180,343

Other Income (Expense)
Investment income	7,485	2,527	5,557
Interest expense	(39,695)	(29,597)	(22,825)
Miscellaneous, net (Note 1)	(5,134)	(361)	(10,747)

	(37,344)	(27,431)	(28,015)

Income from Continuing Operations Before Income Tax Provision	246,823	197,517	152,328
Income Tax Provision (Note 7)	96,378	77,032	38,234

Income from Continuing Operations	150,445	120,485	114,094

Discontinued Operations, net of tax (Note 2)
Loss from Disposal	(278,749)	—	(12,398)
Income (Loss) from Discontinued Operations	12,415	(28,461)	115

	(266,334)	(28,461)	(12,283)

Net Income (Loss)	(115,889)	92,024	101,811
Preferred Stock Dividends	8,239	8,239	8,250

Net Income (Loss) Applicable to Common Shareholders	$(124,128)	$83,785	$93,561

Weighted-Average Common Shares Outstanding (Note 1)
Basic	50,455,006	49,537,945	49,139,134
Diluted	56,452,629	56,725,667	56,655,570
Earnings (Loss) Per Common Share (Note 1)
Basic
Net Income from Continuing Operations	$2.82	$2.27	$2.15
Loss from Disposal, net of tax	(5.53)	—	(0.25)
Income (Loss) from Discontinued Operations, net of tax	0.25	(0.58)	—

Net Income (Loss) Applicable to Common Shareholders	$(2.46)	$1.69	$1.90

Diluted
Net Income from Continuing Operations	$2.57	$2.07	$1.96
Loss from Disposal, net of tax	(4.94)	—	(0.22)
Income (Loss) from Discontinued Operations, net of tax	0.22	(0.50)	—

Net Income (Loss) Applicable to Common Shareholders	$(2.15)	$1.57	$1.74

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CNF Inc.
Statements of Consolidated Cash Flows

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Cash and Cash Equivalents, Beginning of Year	$38,183	$141,813	$167,317

Operating Activities
Net income (loss)	(115,889)	92,024	101,811
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations, net of tax	266,334	28,461	12,283
Depreciation and amortization, net of accretion	115,096	113,417	117,084
Increase in deferred income taxes	22,528	27,052	13,289
Amortization of deferred compensation	13,244	9,376	8,607
Provision for uncollectible accounts	5,103	5,425	10,058
Equity in earnings of joint venture	(18,253)	(20,718)	(18,188)
Loss (Gain) on sales of property and equipment, net	88	2,182	(11,974)
Loss from equity ventures	300	3,705	4,585
Changes in assets and liabilities:
Receivables	(34,870)	(13,073)	(8,967)
Prepaid expenses	(2,978)	(10,472)	(1,345)
Accounts payable	42,372	(18,112)	7,761
Accrued incentive compensation	29,367	(27,876)	42,282
Accrued liabilities, excluding accrued incentive compensation	917	7,503	15,137
Self-insurance accruals	(2,956)	(25,654)	(1,643)
Income taxes	22,009	28,267	(77,970)
Employee benefits	(24,658)	(4,178)	(18,624)
Deferred charges and credits	67,081	17,415	30,002
Other	(5,210)	11,433	9,793

Net Cash Provided by Operating Activities	379,625	226,177	233,981

Investing Activities
Capital expenditures	(151,460)	(127,763)	(75,831)
Software expenditures	(10,960)	(12,442)	(13,496)
Proceeds from sales of property and equipment, net	14,007	6,209	13,488
Proceeds from sale of discontinued operations	150,000	—	—
Net decrease (increase) in marketable securities	(185,860)	(169,440)	96,000

Net Cash Provided by (Used in) Investing Activities	(184,273)	(303,436)	20,161

Financing Activities
Net proceeds from issuance of long-term debt	292,587	2,156	—
Repayment of long-term debt and guarantees	(142,925)	(12,142)	(8,700)
Proceeds from exercise of stock options	56,081	6,389	6,948
Payments of common dividends	(20,323)	(19,850)	(19,663)
Payments of preferred dividends	(9,941)	(10,192)	(10,484)

Net Cash Provided by (Used in) Financing Activities	175,479	(33,639)	(31,899)

Net Cash Provided by Continuing Operations	370,831	(110,898)	222,243

Net Cash Provided by (Used in) Discontinued Operations	(22,117)	7,268	(247,747)

Increase (Decrease) in Cash and Cash Equivalents	348,714	(103,630)	(25,504)

Cash and Cash Equivalents, End of Year	$386,897	$38,183	$141,813

Supplemental Disclosure
Cash Paid (Refunded) for income taxes, net	$59,797	$(14,548)	$(3,779)

Cash Paid for interest of continuing operations, net of amounts capitalized	$37,267	$29,210	$23,698

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CNF INC.
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

	Preferred Stock
	Series B		Common Stock						Accumulated
					Additional			Repurchased	Other
	Number of		Number of		Paid-in	Deferred	Retained	Common	Comprehensive	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Stock	Income (Loss)	Income (Loss)

	(Dollars in thousands except per share data)
Balance, December 31, 2001	805,895	$8	55,559,909	$34,725	$454,634	$(74,333)	$432,918	$(164,441)	$(45,424)
Net income	—	—	—	—	—	—	101,811	—	—	$101,811
Other comprehensive income (loss):
Foreign currency translation adjustment (Note 1)			—	—	—	—	—	—	6,934	6,934
Change in fair value of cash flow hedges, net of deferred tax of $736	—	—	—	—	—	—	—	—	1,149	1,149
Minimum pension liability adjustment, net of deferred tax of $19,586	—	—	—	—	—	—	—	—	(19,533)	(19,533)

Comprehensive income										$90,361

Exercise of stock options, including tax benefits of $1,884	—	—	377,789	237	8,595	—	—	—	—
Stock-based compensation	—	—	109,092	67	3,647	(2,697)	—	17	—
TASP deferred compensation	—	—	—	—	—	7,597	—	—	—
Repurchased common stock issued for conversion of preferred stock	(21,888)	—	—	—	(2,583)	—	—	2,583	—
Common dividends declared ($.40 per share)	—	—	—	—	—	—	(19,663)	—	—
Series B, Preferred dividends ($12.93 per share), net of tax benefits of $2,081	—	—	—	—	—	—	(8,250)	—	—

Balance, December 31, 2002	784,007	8	56,046,790	35,029	464,293	(69,433)	506,816	(161,841)	(56,874)
Net income	—	—	—	—	—	—	92,024	—	—	$92,024
Other comprehensive income (loss):
Unrealized gain on marketable securities, net of deferred tax of $1,307	—	—	—	—	—	—	—	—	2,044	2,044
Foreign currency translation adjustment (Note 1)	—	—	—	—	—	—	—	—	6,509	6,509
Change in fair value of cash flow hedges, net of deferred tax of $252	—	—	—	—	—	—	—	—	394	394
Minimum pension liability adjustment, net of deferred tax of $7,036	—	—	—	—	—	—	—	—	11,004	11,004

Comprehensive income										$111,975

Exercise of stock options, including tax benefits of $1,120	—	—	276,206	172	7,336	—	—	—	—
Stock-based compensation	—	—	113,985	72	3,752	(2,478)	—	34	—
TASP deferred compensation	—	—	—	—	—	8,036	—	—	—
Repurchased common stock issued for conversion of preferred stock	(20,333)	—	—	—	(2,534)	—	—	2,534	—
Common dividends declared ($.40 per share)	—	—	—	—	—	—	(19,850)	—	—
Series B, Preferred dividends ($12.93 per share), net of tax benefits of $1,833	—	—	—	—	—	—	(8,239)	—	—

Balance, December 31, 2003	763,674	8	56,436,981	35,273	472,847	(63,875)	570,751	(159,273)	(36,923)
Net loss	—	—	—	—	—	—	(115,889)	—	—	$(115,889)
Other comprehensive income (loss):
Unrealized gain on marketable securities, net of deferred tax of $1,307	—	—	—	—	—	—	—	—	(2,044)	(2,044)
Foreign currency translation adjustment (Note 1)	—	—	—	—	—	—	—	—	18,283	18,283
Minimum pension liability adjustment, net of deferred tax of $3,163	—	—	—	—	—	—	—	—	4,948	4,948

Comprehensive loss										$(94,702)

Exercise of stock options, including tax benefits of $12,647	—	—	2,080,380	1,300	67,429	—	—	—	—
Stock-based compensation	—	—	26,893	17	4,262	444	—	(198)	—
TASP deferred compensation	—	—	—	—	—	8,570	—	—	—
Repurchased common stock issued for conversion of preferred stock	(20,679)	(1)	—	—	(2,402)	—	—	2,402	—
Common dividends declared ($.40 per share)	—	—	—	—	—	—	(20,323)	—	—
Series B, Preferred dividends ($12.93 per share), net of tax benefits of $1,558	—	—	—	—	—	—	(8,239)	—	—

Balance, December 31, 2004	742,995	7	58,544,254	36,590	542,136	(54,861)	426,300	(157,069)	(15,736)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CNF Inc.
Notes to Consolidated Financial Statements
1.     Principal Accounting Policies
      Organization: CNF Inc. and its subsidiaries provide transportation and supply chain management services for a wide range of manufacturing, industrial, and retail customers. CNF’s principal businesses consist of Con-Way and MW. However, for financial reporting purposes, CNF is divided into four reporting segments. The operating results of Con-Way are reported as one reporting segment while MW is divided into two reporting segments: Logistics and Menlo Worldwide Other, which consists of Vector, a joint venture with GM. Also, certain corporate activities and the results of Road Systems, a trailer manufacturer, are reported in the separate CNF Other reporting segment.
      Con-Way provides regional next-day, second-day and transcontinental freight trucking throughout the U.S., Canada, Puerto Rico and Mexico, as well as expedited transportation, freight forwarding, contract logistics and warehousing, and truckload brokerage services.
      MW includes the combined operating results of the Logistics and Menlo Worldwide Other reporting segments. Logistics develops integrated contract logistics solutions, including the management of complex distribution networks and supply chain engineering and consulting. The Menlo Worldwide Other reporting segment includes the operating results of Vector, which serves as the lead logistics manager for GM.
      In December 2004, CNF completed the sale of MWF. As a result, for all periods presented, the results of operations, net assets, and cash flows of the Forwarding segment have been segregated and reported as discontinued operations, as more fully discussed in Note 2, “Discontinued Operations.”
      The CNF Other reporting segment includes the operating results of Road Systems, a trailer manufacturer, and certain corporate activities.
      Principles of Consolidation: The consolidated financial statements include the accounts of CNF Inc. and its subsidiaries (“CNF”). All significant intercompany accounts and transactions have been eliminated. Certain amounts in prior-period financial statements have been reclassified to conform to the current-year presentation, including the classification of auction rate securities that are reported as available-for-sale marketable securities rather than cash equivalents, as more fully discussed below.
      Recognition of Revenues: Freight transportation revenue is recognized upon delivery of a shipment. Delivery costs are accrued as incurred. For shipments in transit, revenue and related delivery costs are recognized based on the estimated percentage of service completed at the balance sheet date. Estimates for future billing adjustments to revenue are recognized at the time of shipment for certain discounts and billing corrections.
      Revenue from logistics contracts is recognized in accordance with contractual terms as services are provided. Logistics’ carrier-management revenue is attributable to contracts for which Logistics manages the transportation of freight but subcontracts the actual transportation and delivery of products to third parties, which Logistics refers to as purchased transportation. Carrier-management revenue is reported based on the gross amount billed to the customer and includes the purchased transportation charges.
      Cash Equivalents and Marketable Securities: Cash and cash equivalents consist of short-term interest-bearing instruments with maturities of three months or less at the date of purchase, including primarily investments in commercial paper and certificates of deposit of $281,695,000 at December 31, 2004. The carrying amount of these cash-equivalent securities approximates fair value.
      Marketable securities consist of short-term available-for-sale auction-rate securities, except for an investment in equity securities that was sold in 2004, as described below. Auction-rate securities have contractual maturities of greater than one year; however, the securities have interest or dividend rates that reset every 28 days and are generally expected to be sold within one year. Realized and unrealized gains and losses on auction-rate securities were not material for the periods presented, and there were no material differences between the estimated fair values and the carrying values of the securities as of the dates presented.

CNF Inc.
Notes to Consolidated Financial Statements — (Continued)
      In 2004, CNF recognized a $2,867,000 gain from the sale of marketable equity securities. At December 31, 2003, the estimated fair value and unrealized gain on these equity securities was $3,351,000 million and $2,044,000, respectively. In CNF’s financial statements, the realized gain and estimated fair value of these securities are reported in Income (Loss) from Discontinued Operations and Assets of Discontinued Operations, respectively.
      Trade Accounts Receivable, Net: CNF and its subsidiaries report accounts receivable at net realizable value and provide an allowance for uncollectible accounts when collection is considered doubtful. Con-Way provides for uncollectible accounts based on various judgments and assumptions, including revenue levels, historical loss experience, and composition of outstanding accounts receivable. Logistics, based on the size and nature of its client base, performs a frequent and periodic evaluation of its customers’ creditworthiness and accounts receivable portfolio and recognizes expense from uncollectible accounts when losses are both probable and estimable. Trade accounts receivable are net of allowances of $6,616,000 and $10,958,000 at December 31, 2004 and 2003, respectively.
      Property, Plant and Equipment: Property, plant and equipment are depreciated primarily on a straight-line basis over their estimated useful lives, which are generally 25 years for buildings and improvements, 5 to 10 years for tractor and trailer equipment and 3 to 10 years for most other equipment. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the useful lives of the assets.
      Expenditures for equipment maintenance and repairs are charged to operating expenses as incurred; betterments are capitalized. Gains (losses) on sales of equipment and property are recorded in operating expenses.
      Capitalized Software: Capitalized software, net, consists of certain direct internal and external costs associated with the development of internal-use software. Amortization of capitalized software is computed on an item-by-item basis over a period of 3 to 10 years, depending on the estimated useful life of the software. Amortization expense related to capitalized software was $15,259,000 in 2004, $15,666,000 in 2003, and $13,081,000 in 2002. Accumulated amortization at December 31, 2004 and 2003 was $71,503,000 and $62,836,000, respectively.
      Goodwill and Long-Lived Assets: CNF performs an impairment analysis of long-lived assets whenever circumstances indicate that the carrying amount may not be recoverable. For assets that are to be held and used, an impairment charge is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than carrying value. If impairment exists, a charge is recognized for the difference between the carrying value and the fair value. Fair values are determined using quoted market values, discounted cash flows, or external appraisals, as applicable. Assets held for disposal are carried at the lower of carrying value or estimated net realizable value.
      CNF tests the recoverability of goodwill on an annual basis in the fourth quarter and between annual tests in certain circumstances. A fair-value approach is used to test goodwill for impairment. An impairment charge is recognized if the carrying amount of goodwill exceeds its fair value. CNF utilized a third-party independent valuation consultant to perform the impairment test of goodwill associated with the Forwarding reporting segment as of December 31, 2003. Based on the annual impairment test in the fourth quarter of 2003, which assumed improving cash flows, CNF was not required to record a charge for goodwill impairment.
      As more fully discussed in Note 2, “Discontinued Operations,” CNF committed to sell MWF in the third quarter of 2004 and recognized a $260.5 million impairment charge to write down the recorded book value of MWF to its anticipated selling price, less costs to sell. The impairment charge was based on an agreement to sell MWF and represented the estimated write-down to the carrying value of MWF’s goodwill and long-lived assets, including MWF’s accumulated foreign currency translation adjustment, as well as estimated selling costs. CNF agreed to accept less than the recorded book value of MWF due primarily to management’s assessment of the risk and resource requirements associated with other strategic alternatives related to MWF’s operations.

CNF Inc.
Notes to Consolidated Financial Statements — (Continued)
      Income Taxes: Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. CNF uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate to be in effect when the taxes are paid. At December 31, 2004 and 2003, income tax receivables of $26.6 million and $36.0 million, respectively, were included in Other Accounts Receivable in CNF’s Consolidated Balance Sheets.
      Self-Insurance Accruals: CNF uses a combination of insurance and self-insurance programs to provide for the costs of medical, casualty, liability, vehicular, cargo and workers’ compensation claims. In the measurement of these costs, CNF considers historical claims experience, medical costs, demographic and severity factors and other assumptions. Self-insurance accruals are developed based on the estimated, undiscounted cost of claims, including those claims incurred but not reported as of the balance sheet date. The long-term portion of self-insurance accruals relates primarily to workers’ compensation and vehicular claims that are payable over several years. The actual costs may vary from estimates.
      CNF participates in a reinsurance pool to reinsure mostly workers’ compensation and vehicular liabilities. Each participant in the pool cedes claims to the pool and assumes an equivalent amount of claims. Reinsurance does not relieve CNF of its liabilities under the original policy. However, in the opinion of management, potential exposure to CNF for non-payment is minimal. CNF’s liability related to assumed claims was $24,111,000 and $34,002,000 at December 31, 2004 and 2003, respectively.
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
      Based on expectations in certain tax jurisdictions, CNF re-evaluated its assumptions regarding the repatriation of foreign earnings related to the Forwarding segment. Effective in the first quarter of 2004, CNF concluded that it would no longer assume indefinite reinvestment of past and future earnings of MWF’s foreign subsidiaries. Accordingly, CNF in the first quarter of 2004 recorded a deferred tax asset of $9.4 million to recognize the associated tax effect of MWF’s accumulated foreign currency translation adjustment. The deferred tax asset was recorded in Assets of Discontinued Operations in the Consolidated Balance Sheets, as it relates to the discontinued Forwarding segment. In the third quarter of 2004, the accumulated foreign currency translation adjustment associated with the Forwarding segment was included in CNF’s third-quarter impairment charge, as more fully discussed in Note 2, “Discontinued Operations.” CNF did not change its assumptions regarding the repatriation of the foreign earnings of its other subsidiaries.

CNF Inc.
Notes to Consolidated Financial Statements — (Continued)
      Earnings (Loss) Per Share (EPS): Basic EPS for continuing operations is computed by dividing reported net income (loss) from continuing operations (after preferred stock dividends) by the weighted-average common shares outstanding. Diluted EPS is calculated as follows:

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands except per share data)
Numerator:
Continuing operations (after preferred stock dividends), as reported	$142,206	$112,246	$105,844
Add-backs:
Dividends on Series B preferred stock, net of replacement funding	1,337	1,379	1,334
Interest expense on convertible subordinated debentures, net of trust dividend income (Note 5)	1,590	3,816	3,816

Continuing operations	145,133	117,441	110,994

Discontinued operations	(266,334)	(28,461)	(12,283)

Applicable to common shareholders	$(121,201)	$88,980	$98,711

Denominator:
Weighted-average common shares outstanding	50,455,006	49,537,945	49,139,134
Stock options and restricted stock	1,197,519	467,340	700,331
Series B preferred stock	3,498,021	3,595,382	3,691,105
Convertible subordinated debentures (Note 5)	1,302,083	3,125,000	3,125,000

	56,452,629	56,725,667	56,655,570

Earnings (Loss) per Diluted Share:
Continuing operations	$2.57	$2.07	$1.96
Discontinued operations	(4.72)	(0.50)	(0.22)

Applicable to common shareholders	$(2.15)	$1.57	$1.74

      In 2004, diluted shares reflect the effect of CNF’s redemption in June 2004 of its convertible subordinated debentures, as more fully discussed in Note 5, “Debt and Other Financing Arrangements.”
      Stock-Based Compensation: As described in Note 10, “Stock-Based Compensation,” officers and non-employee directors have been granted options under CNF’s stock option plans to purchase common stock of CNF at prices equal to the market value of the stock on the date of grant. CNF accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, no compensation expense is recognized for fixed-option plans because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the dates of grant.

CNF Inc.
Notes to Consolidated Financial Statements — (Continued)
      The table below presents the effect on net income (loss) and earnings (loss) per share if CNF had applied the fair-value based method and recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation.”

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands,
	except per share data)
Net income (loss) applicable to common shareholders, as reported	$(124,128)	$83,785	$93,561
Stock-based compensation cost included in reported income, net of related tax effects	2,852	817	616
Additional compensation cost, net of tax, that would have been included in net income (loss) if the fair-value method had been applied	(11,683)	(9,631)	(8,776)

Adjusted net income (loss) as if the fair-value method had been applied	$(132,959)	$74,971	$85,401

Earnings (loss) per share
Basic:
As reported	$(2.46)	$1.69	$1.90

Adjusted	$(2.64)	$1.51	$1.74

Diluted:
As reported	$(2.15)	$1.57	$1.74

Adjusted	$(2.30)	$1.41	$1.60

      The effect of applying SFAS 123 may not be indicative of the future effect.
      Derivative Instruments and Hedging Activities: CNF is exposed to a variety of market risks, including the effects of interest rates, commodity prices, foreign currency exchange rates and credit risk. CNF enters into derivative financial instruments only in circumstances that warrant the hedge of an underlying asset, liability or future cash flow against exposure to the related risk. Additionally, the designated hedges should have high correlation to the underlying exposure such that fluctuations in the value of the derivatives offset reciprocal changes in the underlying exposure. As more fully discussed in Note 5, “Debt and Other Financing Arrangements,” CNF in December 2002 terminated four interest rate swap derivatives designated as fair value hedges of fixed-rate long-term debt. Except for the effect of these terminated interest rate swaps, derivative financial instruments did not have a material effect on CNF’s financial condition, results of operations, or cash flows.
      Equity-Method Investments: As more fully discussed in Note 3, “Investment in Unconsolidated Joint Venture,” Menlo Worldwide, LLC owns a majority equity interest in Vector, a joint venture with GM that is accounted for as an equity-method investment. In addition, CNF provided venture capital funding, primarily in 2001 and 2000, to various companies focused on developing technology-based solutions in the transportation industry. CNF’s investment in these companies, which are accounted for as cost and equity-method investments, were written down in 2004, 2003 and 2002 and reported as non-operating losses in Miscellaneous, Net in the Consolidated Statements of Operations. At December 31, 2004, CNF’s remaining net investment in these ventures was $1.4 million.
      New Accounting Standards: In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities: an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires that all special-purpose entities be designated as either a voting-interest entity or a variable-interest entity (“VIE”). A VIE is an entity for

CNF Inc.
Notes to Consolidated Financial Statements — (Continued)
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
      The implementation of FIN 46 was required for periods beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date for applying FIN 46 to VIE’s created before February 1, 2003 until the end of the first interim period ending after December 15, 2003. In December 2003, the FASB revised FIN 46 (“FIN 46R”) to incorporate certain revisions, including the requirement to disregard certain rights in determining whether an entity is the primary beneficiary in a VIE. Under FIN 46R, CNF was not the primary beneficiary of CNF Trust 1 (the “Trust”), a wholly owned subsidiary, and CNF was therefore required to deconsolidate the Trust effective in the quarter ended March 31, 2004. Accordingly, CNF’s 5% Convertible Debentures held by the Trust, which were redeemed by CNF on June 1, 2004, were included in long-term debt at March 31, 2004, and prior periods were restated to reflect adoption of FIN 46R, as more fully discussed in Note 5, “Debt and Other Financing Arrangements” of Item 8, “Financial Statements.”
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS 123 that supersedes APB 25 and its related implementation guidance. SFAS 123R eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions) over the period during which an employee is required to provide service in exchange for the award.
      SFAS 123R also amends FASB Statement No. 95, “Statement of Cash Flows,” to require that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as financing cash flows, rather than as a reduction of taxes paid. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated because they depend on factors that cannot be predicted, including when employees exercise stock options.
      The effective date of SFAS 123R is as of the beginning of the first reporting period that begins after June 15, 2005, which for CNF is the third quarter of 2005. CNF is currently assessing the impact that SFAS 123R will have on its financial statements.
      Estimates: Management makes estimates and assumptions when preparing the financial statements in conformity with accounting principles generally accepted in the United States. These estimates and assumptions affect the amounts reported in the accompanying financial statements and notes. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available. It is reasonably possible that actual results could materially differ from estimates, including those related to accounts receivable allowances, impairment of goodwill and long-lived assets, income tax liabilities, self-insurance accruals, pension plan obligations, contingencies, and assets and liabilities recognized in connection with restructurings and dispositions.
2.     Discontinued Operations
      Discontinued operations in the periods presented relate to the sale of MWF, the spin-off of CFC, and to EWA and its terminated Priority Mail Contract with the USPS. For all periods presented, the results of operations, net assets, and cash flows of discontinued operations have been segregated from continuing operations, except where otherwise noted.
      As required by EITF 87-24, “Allocation of Interest to Discontinued Operations,” continuing operations has been allocated general corporate overhead charges that were previously allocated to the discontinued Forwarding segment. These corporate overhead charges of $16.9 million in 2004, and $14.0 million in 2003 and 2002 were

CNF Inc.
Notes to Consolidated Financial Statements — (Continued)
allocated from discontinued operations to the Con-Way and Logistics reporting segments based on segment revenue and capital employed.
      Results of discontinued operations are summarized below:

	Years Ended December 31 ,

	2004	2003	2002

	(Dollars in thousands)
Menlo Worldwide Forwarding
Revenues	$2,189,791	$1,886,048	$1,775,971
Income (Loss) from Discontinued Operations
Income (loss) before income taxes	1,501	(41,501)	(6,084)
Income tax benefit	10,914	13,040	6,199

	$12,415	$(28,461)	$115

Income (Loss) from Disposal, net of tax
Menlo Worldwide Forwarding	$(276,309)	$—	$—
CFC	(2,440)	—	(15,259)
Priority Mail Contract	—	—	2,861

	$(278,749)	$—	$(12,398)

      The assets and liabilities of discontinued operations, which are presented in the Consolidated Balance Sheets under the captions “Assets (or Liabilities) of Discontinued Operations,” consisted of the following:

	December 31,

	2004	2003

	(Dollars in thousands)
ASSETS
Cash	$—	$22,837
Trade and other receivables	—	388,809
Other	5,128	64,232

Current Assets	5,128	475,878
Deferred taxes, goodwill, and long-lived assets	15,220	449,601

Total Assets	20,348	925,479

LIABILITIES
Accounts payable and accrued liabilities	33,243	274,907
Other	1,462	27,541

Current Liabilities	34,705	302,448
Long-term debt and capital leases	—	110,199
Employee benefits and other	6,862	41,051

Total Liabilities	41,567	453,698

Net Assets (Liabilities)	$(21,219)	$471,781

      Menlo Worldwide Forwarding: On October 5, 2004, CNF and MW entered into a stock purchase agreement with UPS and United Parcel Service of America, Inc. to sell all of the issued and outstanding capital

CNF Inc.
Notes to Consolidated Financial Statements — (Continued)
stock of MWF. CNF completed the sale on December 19, 2004. The agreement excludes certain assets and liabilities of MWF and includes certain assets and liabilities of CNF or its subsidiaries related to the business conducted by MWF. Among the assets and liabilities so excluded are those related to EWA, and the obligation related to MWF employees covered under CNF’s domestic pension, postretirement medical and long-term disability plans. Under the agreement, CNF will be reimbursed for the actuarially determined estimate of its obligation related to MWF employees covered under CNF’s long-term disability and postretirement medical plans. Upon completion of the sale of MWF, MW received cash consideration of $150 million, which is subject to certain adjustments, including adjustments for cash held by MWF at closing and MWF’s net working capital as of closing. In addition, UPS assumed indebtedness associated with the MWF business, including approximately $110 million of debt owed by MWF in connection with the City of Dayton, Ohio, Special Facilities Revenue Refunding Bonds, certain capital leases and other debt, other letters of credit, and overdraft facilities. Under the stock purchase agreement, CNF has agreed to a three-year non-compete covenant that, subject to certain exceptions, will limit CNF’s annual air freight and ocean forwarding and/or customs brokerage revenues to $175 million. CNF has also agreed to indemnify UPS against certain losses that UPS may incur after the closing of the sale with certain limitations. Any losses related to these indemnification obligations or any other costs, including any future cash expenditures, related to the sale that have not been estimated and recognized at this time will be recognized in future periods as an additional loss from disposal when and if incurred.
      Although the stock purchase agreement described above was entered into on October 5, 2004, decisions by CNF’s management and its Board of Directors and the third-quarter sale negotiations with UPS established CNF’s commitment to sell MWF as of September 30, 2004. In the process of evaluating several strategic alternatives for MW’s Forwarding segment, CNF was approached by UPS in the third quarter of 2004 with interest in acquiring MWF. Accordingly, in the third quarter of 2004, CNF classified MWF as held for sale and recognized a $260.5 million impairment charge to write down the recorded book value of MWF to its anticipated selling price, less costs to sell, as required by SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The impairment charge was based on the agreement to sell MWF, as described above and primarily represents the estimated write-down to the carrying value of MWF’s goodwill and long-lived assets, including MWF’s accumulated foreign currency translation adjustment, as well as estimated selling costs. CNF agreed to accept less than the recorded book value of MWF due primarily to management’s assessment of the risk and resource requirements associated with other strategic alternatives related to MWF’s operations. On completion of the sale, CNF recognized a fourth-quarter loss from disposal of $15.8 million (net of a $3.6 million tax benefit), as the adjusted carrying value of MWF exceeded the total cash consideration, including amounts received at closing and expected to be received in the future, as described below. CNF’s third-quarter and fourth-quarter losses from the disposal of MWF are treated as capital losses for tax purposes. Under current tax law, capital losses can only be used to offset capital gains. Since CNF does not currently forecast any significant taxable capital gains in the tax carry-forward period, tax benefits from the disposal were only recognized to the extent of capital gains in 2004. Accordingly, the $41.0 million tax benefit recognized on the disposition of MWF was fully offset by an equal valuation allowance.
      As described above, the stock purchase agreement excludes the obligation related to MWF employees covered under certain CNF-sponsored employee benefit plans, including pension, postretirement and long-term disability plans that cover the noncontractual employees and former employees of both continuing and discontinued operations. These plans also include certain pension plans that cover only the current and former employees of the discontinued Forwarding segment (the “Forwarding Plans”). For financial reporting purposes, the prepaid benefit cost of the Forwarding Plans is reported in Assets of Discontinued Operations while the accrued benefit cost related to MWF employees covered under the other legally separate CNF-sponsored plans are reported in Employee Benefits of continuing operations. At December 31, 2004, CNF had not been reimbursed for its obligation related to MWF employees covered under CNF’s long-term disability and postretirement medical plans, pending conclusion of actuarially determined estimates. Accordingly, at December 31, 2004, Other Accounts Receivable of continuing operations included a $94.1 million receivable for CNF’s

CNF Inc.
Notes to Consolidated Financial Statements — (Continued)
estimate of these employee benefit obligations as well as its estimate of the reimbursable MWF cash balance. Settlement of the cash balance is subject to an in-process evaluation and any difference between the estimated and actual cash position at December 31, 2004 would be recognized in future periods as a gain or loss from disposal when and if incurred.
      As described above, the stock purchase agreement excludes the assets and liabilities of EWA, including restructuring reserves related to its 2001 restructuring plan. EWA’s restructuring reserves decreased to $33.8 million at December 31, 2004 from $34.8 million at December 31, 2003, primarily due to payments of restructuring-related obligations, partially offset by proceeds from sales of aircraft equipment. Restructuring reserves at December 31, 2004, which are primarily classified above as Accrued Liabilities of discontinued operations, consisted primarily of CNF’s estimated exposure related to the labor matters described below, as well as other estimated remaining restructuring-related obligations.
      In connection with the cessation of its air carrier operations in 2001, EWA terminated the employment of all of its pilots and crew members. Those pilots and crew members are represented by the ALPA union under a collective bargaining agreement. Subsequently, ALPA filed a grievance on behalf of the pilots and crew members protesting the cessation of EWA’s air carrier operations and MWF’s use of other air carriers. The ALPA matters are the subject of litigation in U.S. District Court and, depending on the outcome of that litigation, may be subject to binding arbitration. Based on CNF’s current evaluation, management believes that it has provided for its estimated exposure related to the ALPA matters. However, there can be no assurance in this regard as CNF cannot predict with certainty the ultimate outcome of these matters.
      Spin-Off of CFC: On December 2, 1996, CNF completed the spin-off of CFC to CNF’s shareholders. In connection with the spin-off of CFC, CNF agreed to indemnify certain states, insurance companies and sureties against the failure of CFC to pay certain workers’ compensation, tax and public liability claims that were pending as of September 30, 1996. In some cases, these indemnities are supported by letters of credit and surety bonds under which CNF is liable to the issuing bank or the surety company.
      In September 2002, CFC filed for bankruptcy and ceased most U.S. operations. Following the commencement of its bankruptcy proceeding, CFC ceased making payments with respect to these workers’ compensation and public liability claims. CNF was required to take over payment of some of these claims and expects that demands for payment will likely be made against it with respect to the remaining claims. CNF estimated the aggregate amount of all of these claims, plus other costs, to be $25.0 million. As a result, CNF accrued additional reserves, primarily in Self-Insurance Accruals in the Consolidated Balance Sheets, and in 2002 recognized a loss from disposal of $15.3 million (net of $9.7 million of income taxes). Based on actual payment experience for these claims through December 31, 2004, CNF accrued additional reserves and recognized a loss from disposal of $2.4 million (net of $1.6 million of income taxes) in the fourth quarter of 2004. CNF is seeking reimbursement from CFC in its bankruptcy proceeding of amounts that CNF pays in respect of all of these claims, although there can be no assurance that CNF will be successful in recovering all or any portion of such payments.
      Priority Mail Contract: On November 3, 2000, EWA and the USPS announced an agreement (the “Termination Agreement”) to terminate their contract for the transportation and sortation of Priority Mail (the “Priority Mail contract”). Under the terms of the Termination Agreement, the USPS agreed to reimburse EWA for Priority Mail contract termination costs. On January 7, 2001, the USPS paid EWA $60.0 million toward the termination costs and on July 3, 2002, the USPS paid EWA $6.0 million to fully settle EWA’s Priority Mail contract termination costs, which resulted in a 2002 third-quarter gain from discontinuance of $2.9 million, net of $1.8 million of income taxes.
3.     Investment in Unconsolidated Joint Venture
      Vector is a joint venture formed with GM in December 2000 for the purpose of providing logistics management services on a global basis for GM, and ultimately for customers in addition to GM. Although MW

CNF Inc.
Notes to Consolidated Financial Statements — (Continued)
owns a majority interest in Vector, MW’s portion of Vector’s operating results are reported in the Menlo Worldwide Other reporting segment as an equity-method investment based on GM’s ability to control certain operating decisions. Vector is organized as a limited liability company that has elected to be taxed as a partnership. Therefore, the joint venture partners are responsible for income taxes applicable to their share of Vector’s taxable income. MW’s portion of Vector’s net income, which is reported as a reduction of operating expenses in the accompanying Statements of Consolidated Operations, does not include any provision for income taxes that will be incurred by CNF. MW’s undistributed earnings from Vector at December 31, 2004 and December 31, 2003, before provision for CNF’s related parent income taxes, was $27.2 million and $22.6 million, respectively.
      Vector participates in CNF’s centralized cash management system, and, consequently, Vector’s domestic trade accounts payable are paid by CNF and settled through Vector’s affiliate accounts with CNF. In addition, excess cash balances in Vector’s bank accounts, if any, are invested by CNF and settled through affiliate accounts, which earn interest income based on a rate earned by CNF’s cash-equivalent investments. As a result of Vector’s excess cash invested by CNF, Vector’s affiliate receivable from CNF as of December 31, 2004 and December 31, 2003 was $15.5 million and $16.0 million, respectively.
      As required by the Vector Agreements, CNF provides Vector with a $20 million line of credit for Vector’s working capital and capital expenditure requirements. Under the credit facility, which matures on December 13, 2005, Vector may obtain loans with an annual interest rate based on the rate CNF pays under its $385 million revolving credit facility. At December 31, 2004, CNF provided a portion of its $20 million credit commitment to Vector through CNF’s guarantee of $7.5 million of uncommitted local currency overdraft facilities available to Vector by international banks. Effective January 19, 2005, this amount was reduced to $2.5 million. At December 31, 2004, there was no balance outstanding under Vector’s uncommitted local currency overdraft facilities and no borrowings were directly payable to CNF. At December 31, 2003, Vector owed $5.8 million under the uncommitted local currency overdraft facilities and no borrowings were directly payable to CNF.
      In 2004 and 2003, Vector approved cash distributions to GM and MW. Vector’s affiliate receivable from CNF and MW’s undistributed earnings from Vector at December 31, 2004 and 2003 were reduced by MW’s share of these distributions ($13.7 million in 2004 and $6.3 million in 2003). CNF’s capital transactions with Vector, including cash advances to and from Vector under CNF’s centralized cash management system and credit facility described above, are reported as adjustments to MW’s investment in Vector in Deferred Charges and Other Assets in CNF’s Consolidated Balance Sheets.
4.     Accrued Liabilities
      Accrued liabilities consisted of the following:

	December 31,

	2004	2003

	(Dollars in thousands)
Holiday and vacation pay	$55,739	$49,455
Incentive compensation	53,800	24,433
Wages and salaries	24,719	31,910
Employee benefits	24,491	19,345
Taxes other than income taxes	20,102	17,670
Estimated revenue adjustments	8,753	8,956
Accrued interest	6,865	4,263
Other accrued liabilities	31,968	40,121

Total accrued liabilities	$226,437	$196,153

CNF Inc.
Notes to Consolidated Financial Statements — (Continued)
5.     Debt and Other Financing Arrangements
      Long-term debt and guarantees consisted of the following:

	December 31,

	2004	2003

	(Dollars in thousands)
Mortgage note payable, 3.50%, due 2004 (interest payable annually)	$—	$2,034
7.35% Notes due 2005 (interest payable semi-annually)	100,000	100,000
Mortgage note payable, 7.63%, due 2008 (interest payable monthly)	2,102	2,147
TASP Notes guaranteed, 6.00% to 8.54%, due through 2009 (interest payable semi-annually)	89,700	101,700
8 7/8% Notes due 2010 (interest payable semi-annually), net of discount and including fair market value adjustment	229,632	234,289
5.0% Convertible Subordinated Debentures due 2012 (interest payable quarterly)	—	128,866
6.70% Senior Debentures due 2034 (interest payable semi-annually), net of discount	292,637	—

	714,071	569,036
Less current maturities	(112,727)	(14,055)

Total long-term debt and guarantees	$601,344	$554,981

      Revolving Credit Facility: CNF has a $385 million revolving credit facility that matures on July 3, 2006. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to $385 million. At December 31, 2004 and 2003, no borrowings were outstanding under the facility and, at December 31, 2004, $229.7 million of letters of credit were outstanding, leaving $155.3 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions to borrowing. Of the total letters of credit outstanding at December 31, 2004, including other uncommitted credit facilities described below, $259.3 million provided collateral for CNF workers’ compensation and vehicular self-insurance programs. Borrowings under the agreement bear interest at a rate based upon specified indices plus a margin dependent on CNF’s credit rating. The credit facility fee ranges from 0.125% to 0.375% applied to the total facility of $385 million based on CNF’s current credit ratings.
      The credit agreement is guaranteed by Con-Way, MWL, MW and certain other less significant CNF subsidiaries and contains various restrictive covenants, including a limitation on the incurrence of additional indebtedness and the requirement for specified levels of consolidated net worth and fixed-charge coverage. In August 2003, the revolving credit facility was amended to exclude the effect of certain items from the calculation of financial covenants. Under the amendment, the requirements for specified levels of consolidated net worth, fixed-charge coverage and the ratio of consolidated debt to net worth were amended to exclude any effect of goodwill impairment charges and minimum pension liability adjustments. In January 2004, the credit agreement was further amended, primarily to remove a provision that would require CNF to pledge assets as collateral to secure borrowings and other amounts due under the revolving credit facility in the event that CNF’s senior unsecured long-term debt securities are rated at less than investment grade by Standard & Poor’s and Moody’s. In October 2004, the credit agreement was amended to exclude the effects of the Forwarding disposal on the consolidated net worth and fixed-charge coverage calculations.
      In March 2005, CNF entered into a new five-year $400 million unsecured revolving credit facility that replaced the existing five-year facility. The new revolving facility is guaranteed by certain of CNF’s material

CNF Inc.
Notes to Consolidated Financial Statements — (Continued)
domestic subsidiaries and is available for cash borrowings and issuance of letters of credit. Borrowings under the agreement, which terminates on March 11, 2010, bear interest at a rate based upon the lead bank’s base rate or eurodollar rate plus a margin dependent on either CNF’s senior debt credit ratings or a ratio of “net debt” (i.e., indebtedness net of cash, cash equivalents and certain marketable securities) to earnings before interest, taxes and depreciation/amortization. The agreement contains two financial covenants: (i) a “net debt” ratio and (ii) a fixed-charge coverage ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) the incurrence of additional subsidiary indebtedness.
      Other Uncommitted Credit Facilities: CNF had other uncommitted unsecured credit facilities totaling $120 million at December 31, 2004, which are available to support letters of credit, bank guarantees, and overdraft facilities; at that date, a total of $39.1 million of letters of credit was outstanding under these facilities.
      Convertible Subordinated Debentures: On June 1, 2004, CNF redeemed $128.9 million aggregate principal amount of its 5% Convertible Subordinated Debentures due 2012 (the “Convertible Debentures”). The Convertible Debentures were redeemable for cash on or after June 1, 2000 at a price equal to 103.125% of the principal amount, declining annually to par if redeemed on or after June  1, 2005. CNF Trust 1 (the “Trust”), a trust wholly owned by CNF, applied the proceeds from the redemption of the Convertible Debentures to redeem CNF’s $3.9 million interest in the common stock of the Trust and $125 million of Term Convertible Securities, Series A (“TECONS”), which the Trust issued to the public in June 1997. In connection with the redemption of the Convertible Debentures, CNF recognized $2.7 million of expenses in the second quarter of 2004 for an early redemption call premium and for the write-off of the unamortized cost of issuing the Convertible Debentures.
      Prior to their redemption in June 2004, the Convertible Debentures were reported in long-term debt as the result of CNF’s adoption in the first quarter of 2004 of the revised FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). Under FIN 46R, CNF was not deemed to be the primary beneficiary of the Trust and CNF was therefore required to deconsolidate the Trust effective in the quarter ended March 31, 2004. Prior to adoption of FIN 46R, CNF reported the TECONS as a mezzanine security with cash distributions reported as a non-operating expense. Under FIN 46R, CNF’s consolidated financial statements, for all periods presented, reflect the deconsolidation of the Trust. Accordingly, long-term debt and interest expense reflect the obligation and interest cost, respectively, of the Convertible Debentures prior to their redemption. Also, prior to redemption of the Convertible Debentures, CNF’s $3.9 million interest in the common securities of the Trust is reported as an investment in Deferred Charges and Other Assets while dividend income on the common securities are reported by CNF as non-operating income.
      Senior Debentures due 2034: On April 27, 2004, CNF issued $300 million of 6.70% Senior Debentures due 2034 in a private placement with exchange rights for proceeds of $292.6 million, net of a $7.4 million discount. In connection with the issuance of the Senior Debentures, CNF capitalized $2.9 million of underwriting fees and related debt costs, which will be amortized until maturity in 2034. CNF used a portion of the proceeds to redeem $128.9 million of CNF’s Convertible Debentures on June 1, 2004, as discussed above. CNF intends to use the remaining proceeds to repurchase from time to time or pay at maturity, $100 million of 7.35% Notes due in June 2005, and for working capital and general corporate purposes.
      On July 27, 2004, CNF completed the exchange of registered senior debentures (the “Senior Debentures”) for the debentures issued in the private placement. The Senior Debentures bear interest at the rate of 6.70% per year, payable semi-annually on May 1 and November 1 of each year, beginning on November 1, 2004. CNF may redeem the Senior Debentures, in whole or in part, on not less than 30 nor more than 60 days’ notice, at a redemption price equal to the greater of (1) the principal amount being redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Debentures being redeemed, discounted at the redemption date on a semiannual basis at the Treasury rate payable on an equivalent debenture plus 35 basis points. The Senior Debentures were issued under an indenture that restricts CNF’s ability, with certain exceptions, to incur debt secured by liens. Including amortization of a discount recognized upon issuance,

CNF Inc.
Notes to Consolidated Financial Statements — (Continued)
interest expense on the 6.70% Senior Debentures Due 2034 will be recognized at an annual effective interest rate of 6.90%.
      Thrift and Stock Plan Notes: CNF guarantees the notes issued by CNF’s Thrift and Stock Plan (“TASP”). As of December 31, 2004, there was $27.7 million aggregate principal amount of Series A TASP notes outstanding, bearing interest at an annual rate of 6.00% and maturing on January 1, 2006, and $62.0 million aggregate principal amount of Series B TASP notes outstanding, bearing interest at an annual rate of 8.54% and maturing on January 1, 2009.
      The Series A notes contain financial covenants that require CNF to maintain minimum amounts of net worth and fixed-charge coverage. In August 2003, the Series A notes were amended to exclude any effect of goodwill impairment charges and minimum pension liability adjustments on the requirement for specified levels of consolidated net worth and fixed-charge coverage. The Note and Guarantee Agreement with the holders of the Series A TASP 6.00% notes contains a financial covenant restricting the sale or merger of any significant subsidiary to a third party. CNF obtained a waiver from the required holders of the 6.00% notes for the sale of MWF to remain in compliance with certain financial covenants in that agreement.
      Holders of the Series B notes issued by CNF’s TASP have the right to require CNF to repurchase those notes if, among other things, both Moody’s and Standard & Poor’s have publicly rated CNF’s long-term senior debt at less than investment grade unless, within 45 days, CNF shall have obtained, through a guarantee, letter of credit or other permitted credit enhancement or otherwise, a credit rating for such notes of at least “A” from Moody’s or Standard & Poor’s (or another nationally recognized rating agency selected by the holders of such notes) and shall maintain a rating on such notes of “A” or better thereafter. At December 31, 2004, CNF’s senior unsecured debt was rated as investment grade by both Moody’s (Baa3) and Standard and Poor’s (BBB-).
      8 7/8% Notes Due 2010: The $200 million aggregate principal amount of 8 7/8% Notes contain certain covenants limiting the incurrence of additional liens. Prior to their termination in December 2002, CNF had designated four interest rate swap derivatives as fair value hedges to mitigate the effects of interest rate volatility on the fair value of CNF’s 8 7/8% Notes. Accordingly, until December 2002, changes in the value of these interest rate swap derivatives were recognized in earnings and offset by changes in the fair value of the hedged fixed-rate debt. At the termination date, the $39.8 million estimated fair value of these fair value hedges was offset by an equal increase to the carrying amount of the hedged fixed-rate long-term debt. Consistent with SFAS 133, the $39.8 million cumulative adjustment of the carrying amount of the 8 7/8% Notes will be accreted to future earnings at the effective interest rate until the debt is extinguished, at which time any unamortized fair-value adjustment would be fully recognized in earnings. Absent the terminated fair value hedges, the 8 7/8% Notes will cease to be adjusted for fluctuations in fair value attributable to changes in interest rate risk. Including accretion of the fair-value adjustment and amortization of a discount recognized upon issuance, interest expense on the 8 7/8% Notes Due 2010 will be recognized at an annual effective interest rate of 5.6%.
      7.35% Notes: The 7.35% Notes due in 2005 contain certain covenants limiting the incurrence of additional liens.
      Mortgage Notes Payable: Con-Way acquired real property in 2003 and 2002 in part by assuming a note payable due in 2008 and a note payable due in 2004, respectively. The remaining note, due in 2008, is secured by real property.
      CNF’s consolidated interest expense as presented on the Statements of Consolidated Operations is net of capitalized interest of $173,000 in 2004, $241,000 in 2003, and $455,000 in 2002. The aggregate annual maturities and sinking fund requirements of Long-Term Debt and Guarantees for the next five years ending December 31 are $112,727,000 in 2005, $15,033,000 in 2006, $18,635,000 in 2007, $22,704,000 in 2008 and $22,700,000 in 2009.

CNF Inc.
Notes to Consolidated Financial Statements — (Continued)
      As of December 31, 2004 and 2003, the estimated fair value of long-term debt was $760 million and $580 million, respectively. Fair values were estimated based on current rates offered for debt with similar terms and maturities.
6.     Leases
      CNF and its subsidiaries are obligated under non-cancelable operating leases for certain facilities, equipment and vehicles. Future minimum lease payments with initial or remaining non-cancelable lease terms in excess of one year, at December 31, 2004, were as follows:

Operating Leases

(Dollars in
thousands)
Year ending December 31:
2005	$60,751
2006	36,648
2007	21,625
2008	11,517
2009	7,344
Thereafter (through 2013)	9,112

Total minimum lease payments	$146,997

      Certain leases contain restrictive covenants, including a limitation on the incurrence of additional indebtedness and the requirement for specified levels of consolidated net worth. Certain leases also contain provisions that allow CNF to extend the leases for various renewal periods.
      Under certain operating leases, Con-Way guarantees the residual value of tractors and trailers at the end of the lease term. At December 31, 2004, the residual value guaranteed under these lease agreements was $18.5 million. CNF recognizes a liability for any shortfall between the residual value guarantee and the equipment’s fair value, which fluctuates depending on market conditions.
      Rental expense for operating leases comprised the following:

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Minimum rentals	$89,696	$90,966	$88,611
Sublease rentals	(3,899)	(4,680)	(3,015)

	$85,797	$86,286	$85,596

CNF Inc.
Notes to Consolidated Financial Statements — (Continued)
7.     Income Taxes
      The components of the provision (benefit) for income taxes were as follows:

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Current provision (benefit)
Federal	$57,129	$37,474	$18,821
State and local	13,574	10,255	(1,172)
Foreign	1,957	1,634	1,855

	72,660	49,363	19,504

Deferred provision (benefit)
Federal	24,392	25,821	20,675
State and local	335	2,475	(1,646)
Foreign	(1,009)	(627)	(299)

	23,718	27,669	18,730

	$96,378	$77,032	$38,234

      Income taxes have been provided for foreign operations based upon the various tax laws and rates of the countries in which operations are conducted.
      Income tax provision varied from the amounts calculated by applying the U.S. statutory income tax rate to the pretax income as set forth in the following reconciliation:

	Years Ended
	December 31,

	2004	2003	2002

Federal statutory tax provision rate	35.0%	35.0%	35.0%
State income tax provision (benefit), net of federal income tax benefit	4.1	4.0	(1.4)
Foreign taxes in excess of U.S. statutory rate	0.1	0.1	0.5
Non-deductible operating expenses	0.9	(0.3)	1.9
Foreign tax credits, net	(0.2)	—	(0.7)
IRS Settlement	—	—	(9.2)
Other, net	(0.9)	0.2	(1.0)

Effective income tax provision rate	39.0%	39.0%	25.1%

      In August 2002, CNF entered into settlement agreements with the IRS, pursuant to which the parties settled issues related to the IRS examinations for the years 1987 through 1996. CNF reversed through tax provision the related tax liabilities previously recognized for this issue, resulting in a $14.0 million tax benefit in the third quarter of 2002. As a result of the settlement agreements, CNF was not required to make any additional payments to the IRS over and above a $93.4 million payment made in respect to these issues in 2000. Certain issues remain open for the years 1997 through 2001, but management does not believe that the resolution of those issues is likely to have a material adverse effect on CNF’s financial condition, cash flows, or results of operations.

CNF Inc.
Notes to Consolidated Financial Statements — (Continued)
      The components of deferred tax assets and liabilities related to the following:

	December 31,

	2004	2003

	(Dollars in thousands)
Deferred tax assets
Employee benefits	$105,213	$123,823
Self-insurance accruals	62,983	48,775
Other	7,682	16,413

	175,878	189,011

Deferred tax liabilities
Property, plant and equipment	137,548	130,334
Revenue	6,070	4,702
Other	10,007	11,987

	153,625	147,023

Net deferred tax asset	$22,253	$41,988

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
      The cumulative undistributed earnings of CNF’s foreign subsidiaries (approximately $16.8 million at December 31, 2004), which if remitted are subject to withholding tax, have been indefinitely reinvested in the respective foreign subsidiaries’ operations unless it becomes advantageous for tax or foreign exchange reasons to remit these earnings. Therefore, no withholding or U.S. taxes have been provided on this amount. The amount of withholding tax that would be payable on remittance of the undistributed earnings would approximate $0.8 million.
8.     Shareholders’ Equity
      Series B Preferred Stock: In 1989, the Board of Directors designated a series of 1,100,000 preferred shares as Series B Cumulative Convertible Preferred Stock, $.01 stated value, which is held by the CNF Thrift and Stock Plan (“TASP”). The Series B preferred stock is convertible into common stock, as described in Note 9, “Benefit Plans,” at the rate of 4.71 shares for each share of preferred stock subject to antidilution adjustments in certain circumstances and ranks senior to the Company’s common stock. Holders of the Series B preferred stock are entitled to vote with the common stock and are entitled to a number of votes in such circumstances equal to the product of (a) 1.3 multiplied by (b) the number of shares of common stock into which the Series B preferred stock is convertible on the record date of such vote. Holders of the Series B preferred stock are also entitled to vote separately as a class on certain other matters. The TASP trustee is required to vote the allocated shares based upon instructions from the participants; unallocated shares are voted in proportion to the voting instructions received from the participants with allocated shares.
      Accumulated Other Comprehensive Income (Loss): CNF reports all changes in equity except those resulting from investment by owners and distribution to owners as Comprehensive Income (Loss) in the

CNF Inc.
Notes to Consolidated Financial Statements — (Continued)
Statements of Consolidated Shareholders’ Equity. The following is a summary of the components of Accumulated Other Comprehensive Loss:

	December 31,

	2004	2003

	(Dollars in thousands)
Unrealized gain on marketable securities, net of deferred taxes of $1,307 at December 31, 2003	$—	$2,044
Accumulated foreign currency translation adjustments (Note 1)	(1,056)	(19,339)
Minimum pension liability adjustment, net of deferred tax benefit of $9,386 and $12,549 at December 31, 2004 and 2003 respectively	(14,680)	(19,628)

Accumulated other comprehensive loss	$(15,736)	$(36,923)

9.     Benefit Plans
      Employees of CNF and its subsidiaries in the U.S. are covered under the CNF Postretirement Medical Plan (the “Postretirement Plan”) and several defined benefit pension plans (the “Pension Plans”). The Pension Plans consist of a plan that covers the non-contractual employees and former employees of CNF’s continuing and discontinued operations (the “CNF Retirement Plan”), as well as certain pension plans that cover only the current and former employees of the discontinued Forwarding segment (the “Forwarding Plans”). As more fully discussed in Note 2, “Discontinued Operations,” CNF completed the sale of MWF in December 2004. Accordingly, amounts related to the legally separate Forwarding Plans are not included in the employee benefit disclosures below and the related benefit expense and accrued benefit cost are reported as discontinued operations. As a result, the employee benefit plan disclosures presented below are provided only for the CNF Retirement Plan and the Postretirement Plan (collectively “the CNF Benefit Plans”). Although total amounts relating to the CNF Benefit Plans are included in the disclosures below, the estimated portion of benefit expense that relates to employees of MWF and EWA is included in the financial statements as Income (Loss) from Discontinued Operations. Based on CNF’s intention to retain the CNF Benefit Plans following the sale of MWF, the obligation related to employees of MWF and EWA covered by these plans is included in Employee Benefits of continuing operations in CNF’s Consolidated Balance Sheets at December 31, 2004 and 2003.
      Pension Plans: Benefits under the Pension Plans are generally based on an employee’s five highest consecutive amounts of annual compensation earned during the ten years immediately prior to retirement. CNF’s annual pension expense and contributions are based on independent actuarial computations. CNF’s funding policy is to evaluate its tax and cash position and the Pension Plans’ funded status to maximize the tax deductibility of its contributions for the year. CNF expects to contribute $75 million to the Pension Plans in 2005.
      Assets of the Pension Plans are managed to long-term strategic allocation targets. Those targets are developed by analyzing a variety of diversified asset class combinations in conjunction with the projected liability, costs and liability duration of the Pension Plans. Asset allocation studies are generally conducted every 3 to 5 years and the targets are reviewed to determine if adjustments are required. Once allocation percentages are established, the portfolio is periodically rebalanced to those targets. The Pension Plans seek to mitigate investment risk by investing across and within asset classes. The Pension Plans do not use market timing strategies nor do they currently use financial derivative instruments to manage risk.
      Generally, the Pension Plans’ investment managers are prohibited from short selling, trading on margin, trading warrants or other options, except when acquired as a result of the purchase of another security, or in the case of options, when sold as part of a covered position. They are further prohibited from trading commodities but may trade financial futures and options when specifically approved by CNF’s Benefits Administrative Committee, or its designated representative.

CNF Inc.
Notes to Consolidated Financial Statements — (Continued)
      The Pension Plan’s 8.5% overall expected long-term rate of return assumption for 2005 was developed using return, risk (defined as standard deviation) and correlation expectations. The return expectations are created using long-term historical returns and current market expectations for forecasts of inflation, interest rates and economic growth.
      The weighted-average asset allocations of the Pension Plans were as follows:

	December 31,

	2004	2003	Target Allocation

Asset Category:
Domestic Equity	62%	63%	60%
International Equity	17%	17%	15%
Fixed Income	18%	15%	18%
Real Estate	2%	3%	7%
Other	1%	2%	—

Total	100%	100%	100%
      In 2003, CNF accelerated the date for actuarial measurement of CNF’s obligation for the Pension Plans from December 31 to November 30. CNF believes the one-month acceleration of the measurement date is a preferred change as it allows time for CNF management to evaluate and report the actuarial measurements as well as evaluate those results in funding decisions. The effect of the change on the obligation and assets of the Pension Plans did not have a material cumulative effect on benefit expense or accrued benefit cost. Accordingly, all amounts reported in the tables below for the years ended December 31, 2004 and 2003 are based on measurement dates of November 30, 2004 and 2003, respectively.

CNF Inc.
Notes to Consolidated Financial Statements — (Continued)
      The following sets forth the changes in the projected benefit obligation and the determination of the accrued benefit cost for the CNF Retirement Plan at December 31:

	2004	2003

	(Dollars in thousands)
Accumulated benefit obligation	$755,908	$673,879
Change in benefit obligation:
Projected benefit obligation at beginning of year	$797,992	$651,160
Service cost — benefits earned during the year	56,198	43,602
Interest cost on projected benefit obligation	49,817	47,054
Curtailment — sale of MWF	(46,900)	—
Actuarial loss	25,235	70,080
Benefits paid	(19,231)	(13,904)

Projected benefit obligation at end of year	$863,111	$797,992

Change in plan assets:
Fair value of plan assets at beginning of year	$548,426	$388,892
Actual return on plan assets	65,626	98,438
CNF contributions	90,000	75,000
Benefits paid	(19,231)	(13,904)

Fair value of plan assets at end of year	$684,821	$548,426

Funded status of the plans	$(178,290)	$(249,567)
Unrecognized actuarial loss	102,473	142,933
Unrecognized prior service costs	2,961	5,146

Accrued benefit cost	$(72,856)	$(101,488)

Weighted-average assumptions as of December 31:
Discount rate	6.25%	6.25%
Expected long-term rate of return on plan assets	8.50%	9.00%
Rate of compensation increase	4.00%	4.00%
      Net periodic pension expense for the years ended December 31 includes the following:

	2004	2003	2002

	(Dollars in thousands)
Service cost — benefits earned during the year	$56,198	$43,602	$38,643
Interest cost on benefit obligation	49,817	47,054	42,066
Expected return on plan assets	(52,701)	(37,642)	(36,483)
Net amortization and deferral	7,414	7,343	463

Net pension expense	$60,728	$60,357	$44,689

Weighted-average assumptions:
Discount rate	6.25%	6.75%	7.25%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.50%
Rate of compensation increase	4.00%	4.00%	4.50%

CNF Inc.
Notes to Consolidated Financial Statements — (Continued)
      In the presentation above, benefit expense of $10,662,000, $11,213,000 and $9,930,000 in 2004, 2003 and 2002, respectively, relates to discontinued operations. As described above, these amounts have been segregated as discontinued operations in the financial statements. In connection with the sale of MWF, benefits were curtailed for certain former employees, and accordingly, the projected benefit obligation of the CNF Retirement Plan was reduced by $46.9 million. Under pension accounting rules, the reduction in the projected benefit obligation was offset by a substantially equal reduction in the plan’s unrecognized actuarial loss. As a result, the effect of the curtailment on the benefit expense of the CNF Retirement Plan in 2004 was immaterial.
      Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Pension Benefits

(Dollars in thousands)
Year ending December 31:
2005	$22,046
2006	23,810
2007	26,059
2008	28,842
2009	32,316
2010-2014	235,125
      These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.
      Supplemental Pension Plan: CNF also has a supplemental retirement program (the “Supplemental Pension Plan”) that provides additional benefits for compensation excluded from the basic Pension Plans. The annual benefit expense for these programs is based on independent actuarial computations using assumptions consistent with the Pension Plans.
      Like the CNF Retirement Plan and the Postretirement Plan, the Supplemental Pension Plan covers employees and former employees of CNF’s continuing and discontinued operations. The estimated accrued benefit cost of $32,704,000 and $28,856,000 at December 31, 2004 and 2003, respectively, is included in Employee Benefits in the Consolidated Balance Sheets. The benefit expense of the Supplemental Pension Plan that relates to employees of continuing operations was $5,736,000 in 2004, $4,701,000 in 2003, and $4,024,000 in 2002. Benefit expense of $928,000, $766,000 and $692,000 million, in 2004, 2003 and 2002, respectively, relates to employees of discontinued operations. As described above, these amounts for benefit expense have been segregated as discontinued operations in the financial statements.
      Minimum Pension Liability Adjustment: For the Supplemental Pension Plan and certain of the Pension Plans, the accumulated benefit obligation exceeded the fair value of related plan assets as of the actuarial measurement dates in 2004 and 2003. Accordingly, CNF recorded minimum pension liability adjustments to recognize the shortfall between the fair value of the assets and the accumulated benefit obligation of these plans at December 31, 2004 and 2003. Due principally to improved equity markets and the actual rate of return on plan assets in 2004, the accumulated minimum pension liability adjustments were reduced in 2004, resulting in a

CNF Inc.
Notes to Consolidated Financial Statements — (Continued)
$4.9 million decline in the net-of-tax accumulated other comprehensive loss in shareholders’ equity. CNF’s Consolidated Balance Sheets included the following accumulated minimum pension liability adjustments:

	December 31,

	2004	2003

	(Dollars in thousands)
Intangible asset reported in Other Assets	$2,270	$5,146
Pension liability adjustment reported in Employee Benefits	26,336	37,323
Accumulated other comprehensive loss reported in Shareholders’ Equity, net of tax	14,680	19,628
      Postretirement Medical Plan: CNF’s Postretirement Plan provides benefits to certain non-contractual employees at least 55 years of age with 10 years or more of service. The Postretirement Plan limits benefits for participants who were not eligible to retire before January 1, 1993, to a defined dollar amount based on age and years of service and does not provide employer-subsidized retiree medical benefits for employees hired on or after January 1, 1993. In 2005, CNF and its actuaries estimate that CNF will pay $7 million for benefit payments to participants of the Postretirement Plan.
      The following sets forth the changes in the projected benefit obligation and the determination of the accrued benefit cost for the Postretirement Plan at December 31:

	2004	2003

	(Dollars in thousands)
Change in benefit obligation:
Projected and accumulated benefit obligation at beginning of year	$76,690	$90,319
Service cost — benefits earned during the year	1,308	1,826
Interest cost on projected benefit obligation	5,231	5,536
Actuarial loss (gain)	35,891	(15,767)
Benefits paid	(5,251)	(5,224)

Projected and accumulated benefit obligation at end of year	$113,869	$76,690

Funded Status of the Plan	$(113,869)	$(76,690)
Unrecognized actuarial loss	37,160	1,506
Unrecognized prior service costs	758	806

Accrued benefit cost	$(75,951)	$(74,378)

Discount rate assumption as of December 31	6.00%	6.25%
      Net periodic benefit expense for the years ended December 31 includes the following:

	2004	2003	2002

	(Dollars in thousands)
Service cost — benefits earned during the year	$1,308	$1,826	$1,671
Interest cost on benefit obligation	5,231	5,536	5,418
Net amortization and deferral	285	262	(150)

Net benefit expense	$6,824	$7,624	$6,939

Discount rate assumption at December 31:	6.25%	6.75%	7.25%
      In the presentation above, benefit expense of $3,602,000, $3,804,000 and $3,632,000 in 2004, 2003 and 2002, respectively, relates to discontinued operations. As described above, these amounts have been segregated as discontinued operations in the financial statements.

CNF Inc.
Notes to Consolidated Financial Statements — (Continued)
      Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Pension Benefits

(Dollars in thousands)
Year ending December 31:
2005	$6,603
2006	6,987
2007	7,405
2008	7,898
2009	8,394
2010-2014	48,764
      These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.
      The assumed health care cost trend rates used to determine the projected benefit obligation of the Postretirement Plan are as follows:

	2004	2003

Change in benefit obligation:
Health care cost trend rate assumed for next year	11.50%	10.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.50%	5.50%
Year that the rate reaches the ultimate trend rate	2013	2011
      Assumed health care cost trends have a significant effect on the amounts reported for CNF’s postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would change the aggregate service and interest cost by approximately $200,000 and the accumulated and projected benefit obligation by $6,000,000.
      In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was enacted in the U.S. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare’s prescription drug benefit. In January and May 2004, the FASB issued FASB Staff Position No. 106-1 and 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1” and “FSP 106-2”).
      Under FSP 106-2, CNF concluded that its post-retirement medical plan provided an actuarially equivalent benefit and recognized the Act’s effect retrospectively to the date of enactment. CNF’s adoption of FSP 106-2 resulted in a $4.9 million reduction to its projected postretirement benefit obligation, which will be recognized as a reduction to its net periodic postretirement benefit expense in future periods when costs are subsidized under the Act. The effect of adoption of FSP 106-2 on CNF’s financial condition, results of operations and cash flows for the year ended December 31, 2004 was not significant.
      Thrift and Stock Plan: CNF sponsors the CNF Thrift and Stock Plan (“TASP”), a voluntary defined contribution plan with a leveraged ESOP feature, for non-contractual U.S. employees. In 1989, the TASP borrowed $150,000,000 to purchase 986,259 shares of CNF’s Series B Cumulative Convertible Preferred Stock, which is only issuable to the TASP trustee. CNF contributes common and preferred stock to the TASP equal to 50% of participant contributions, up to 1.5% of a TASP participant’s base compensation. CNF recognized expense of $12,576,000 in 2004, $11,277,000 in 2003, and $10,448,000 in 2002 for its matching contributions.
      The Series B Preferred Stock earns a dividend of $12.93 per share and is used to repay the TASP debt. Any shortfall is paid in cash by CNF. Dividends on these preferred shares are deductible for income tax purposes and,

CNF Inc.
Notes to Consolidated Financial Statements — (Continued)
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
      Deferred compensation expense is recognized as the preferred shares are allocated to participants and is equivalent to the cost of the preferred shares allocated. Deferred compensation expense of $8,570,000, $8,036,000, and $7,597,000 was recognized in 2004, 2003, and 2002, respectively.
      At December 31, 2004, the TASP owned 742,995 shares of Series B preferred stock, of which 423,586 shares have been allocated to employees. At December 31, 2004, the estimated fair value of the 319,409 unallocated shares was $81,449,000. At December 31, 2004, CNF has reserved, authorized and unissued common stock adequate to satisfy the conversion feature of the Series B preferred stock.
      Other Compensation Plans: CNF and each of its subsidiaries have adopted various plans relating to the achievement of specific goals to provide incentive compensation for designated employees. Total compensation earned by salaried participants of those plans was $58,811,000 in 2004, $23,445,000 in 2003, and $59,758,000 in 2002, and by hourly participants was $46,477,000 in 2004, $21,847,000 in 2003, and $37,350,000 in 2002.
10.     Stock-Based Compensation
      Stock Options: Officers and non-employee directors have been granted options under CNF’s stock option plans to purchase common stock of CNF at prices equal to the market value of the stock on the date of grant. Stock option grants generally vest ratably over one to four years from the grant date and generally expire 10 years from the dates of grant.
      CNF accounts for stock-based compensation utilizing the intrinsic-value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” For pro forma information regarding net income (loss) and earnings (loss) per share had CNF applied the fair-value method and recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” refer to Note 1, “Principal Accounting Policies — Stock-Based Compensation.”
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS 123 that supersedes APB 25 and its related implementation guidance. SFAS 123R eliminates the alternative to use APB 25’s intrinsic-value method of accounting that was provided in SFAS 123 as originally issued, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions) over the period during which an employee is required to provide service in exchange for the award. The effective date of SFAS 123R is as of the beginning of the first reporting period that begins after June 15, 2005, which is the third quarter of 2005 for CNF.

CNF Inc.
Notes to Consolidated Financial Statements — (Continued)
      The weighted-average grant-date fair value of options, which were estimated using the Black-Scholes option pricing model, are summarized below with the related valuation assumptions:

	2004	2003	2002

Estimated fair value	$16.07	$14.65	$13.91
Risk-free interest rate	3.1%-3.8%	2.9%-3.6%	3.1%-5.3%
Expected life (years)	5.8	5.9	5.9
Expected volatility	45%	48%	47%
Expected dividend yield	1.2%	1.2%	1.2%
      The following is a summary of stock option data:

	Number of	Wtd. Avg.
	Options	Exercise Price

Outstanding at December 31, 2001	5,723,774	$26.69
Granted	866,748	31.53
Exercised	(377,789)	18.39
Expired or canceled	(90,942)	30.12

Outstanding at December 31, 2002	6,121,791	$27.84
Granted	455,876	32.90
Exercised	(276,206)	23.13
Expired or canceled	(177,032)	30.17

Outstanding at December 31, 2003	6,124,429	$28.34
Granted	116,800	38.43
Exercised	(2,080,380)	26.96
Expired or canceled	(37,472)	29.87

Outstanding at December 31, 2004	4,123,377	$29.30

Options exercisable as of December 31:
2004	2,711,199	$29.23
2003	3,055,314	$28.58
2002	2,630,626	$28.05
      The following is a summary of the stock options outstanding and exercisable at December 31, 2004:

	Outstanding Options			Exercisable Options

		Average	Wtd. Avg.		Wtd. Avg.
	Number of	Remaining	Exercise	Number of	Exercise
Range of Exercise Prices	Options	Life in Years	Price	Options	Price

$18.05 - $27.06	2,096,325	5.8	$25.32	1,411,249	$25.24
$28.30 - $35.03	1,610,252	6.9	31.92	923,150	31.78
$35.50 - $49.11	416,800	4.2	39.18	376,800	37.91
      Restricted Stock: Under terms of CNF’s stock-based compensation plans, shares of CNF’s common stock are awarded to selected executive officers and are awarded annually to directors. Restrictions on the shares generally vest ratably over one to four years from the grant date. Shares are valued at the market price of CNF’s common stock at the date of award.

CNF Inc.
Notes to Consolidated Financial Statements — (Continued)
      The table below summarizes information about restricted stock awards for the years ended December 31:

	2004		2003		2002

		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Awarded	94,727	$44.13	129,321	$32.82	109,092	$31.46
Forfeited	67,834	35.33	15,336	27.80	—	—
      In 2004, compensation expense recognized for restricted stock was $4,675,000, which included $1,431,000 for shares that vested upon the achievement of certain performance criteria. Compensation expense recognized for restricted stock was $1,340,000 in 2003 and $1,010,000 in 2002. At December 31, 2004, all restricted stock awards outstanding vest upon completion of the service period with no performance criteria and are therefore accounted for under grant-date fixed-price accounting.
      At December 31, 2004, CNF had 3,885,622 common shares available for the grant of stock options, restricted stock, or other stock-based compensation.
11.     Commitments and Contingencies

Spin-Off of CFC
      On December 2, 1996, CNF completed the spin-off of Consolidated Freightways Corporation (“CFC”) to CNF’s shareholders. CFC was, at the time of the spin-off, and remains a party to certain multiemployer pension plans covering some of its current and former employees. The cessation of its U.S. operations in 2002 will result in CFC’s “complete withdrawal” (within the meaning of applicable federal law) from these multiemployer plans, at which point it will become obligated, under federal law, to pay its share of any unfunded vested benefits under those plans.
      It is possible that the trustees of CFC’s multiemployer pension plans may assert claims that CNF is liable for amounts owing to the plans as a result of CFC’s withdrawal from those plans and, if so, there can be no assurance that those claims would not be material. None of those pension plans has asserted or threatened to assert claims against CNF. However, CNF has received requests for information regarding the spin-off of CFC from representatives from some of the pension funds, and, in accordance with federal law, CNF has responded to those requests.
      Based on advice of legal counsel and its knowledge of the facts, CNF believes that it would ultimately prevail if any such claims were made, although there can be no assurance in this regard. CNF believes that the amount of those claims, if asserted, could be material, and a judgment against CNF for all or a significant part of these claims could have a material adverse effect on CNF’s financial condition, results of operations, and cash flows.
      Prior to the enactment in April 2004 of the Pension Funding Equity Act of 2004, if the multiemployer funds had asserted such claims against CNF, CNF would have had a statutory obligation to make cash payments to the funds prior to any arbitral or judicial decisions on the funds’ determinations. Under the facts related to the CFC withdrawals and the law in effect after enactment of the Pension Funding Equity Act of 2004, CNF would no longer be required to make such payments to the multiemployer funds unless and until final decisions in arbitration proceedings, or in court, upheld the funds’ determinations.
      As a result of the matters discussed above, CNF can provide no assurance that matters relating to the spin-off of CFC and CFC’s bankruptcy will not have a material adverse effect on CNF’s financial condition, cash flows or results of operations.

CNF Inc.
Notes to Consolidated Financial Statements — (Continued)

Other
      In February 2002, a lawsuit was filed against EWA in the District Court for the Southern District of Ohio, alleging violations of the Worker Adjustment and Retraining Notification Act (the “WARN Act”) in connection with employee layoffs and ultimate terminations due to the August 2001 grounding of EWA’s airline operations and the shutdown of the airline operations in December 2001. The court subsequently certified the lawsuit as a class action on behalf of affected employees laid off between August 11 and August 15, 2001. The WARN Act generally requires employers to give 60-days notice, or 60-days pay and benefits in lieu of notice, of any shutdown of operations or mass layoff at a site of employment. The estimated range for potential loss on this matter is zero to approximately $8 million. CNF intends to continue to vigorously defend the lawsuit.
      In September 2003, CNF received notice from the United States Attorney’s Office for the District of Columbia that EWA is being considered for possible civil action under the False Claims Act for allegedly submitting false invoices to the USPS for payment under the Priority Mail contract. EWA subsequently entered into a tolling agreement with the government in order to give the parties more time to investigate the allegations. In November 2004, CNF representatives met with the government to discuss the government’s allegations, and at that time received certain information relating to the government’s investigation. EWA is continuing with its own investigation of the allegations, and as a result, is currently unable to predict the outcome of this matter. Under the False Claims Act, the government would be entitled to recover treble damages, plus penalties, if a court was to ultimately conclude that EWA knowingly submitted false invoices to the USPS.
      CNF is a defendant in various other lawsuits incidental to its businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material impact on CNF’s financial condition, cash flows, or results of operations.
12.     Segment Reporting
      CNF discloses segment information in the manner in which the components are organized for making operating decisions, assessing performance and allocating resources. Refer to Note 1, “Principal Accounting Policies — Organization,” for a description of CNF’s reportable segments.
      In December 2004, CNF sold MWF. As a result, for all periods presented, the results of operations, net assets, and cash flows of MWF have been segregated as discontinued operations and excluded from the reporting segment financial data summarized below. Prior to the reclassification, the combined operating results of MWF and a portion of the operations of EWA were reported in continuing operations as the Forwarding segment. As required by accounting rules, continuing operations has been allocated certain corporate overhead charges that were previously allocated to the discontinued Forwarding segment, as more fully discussed in Note 2, “Discontinued Operations.” Accordingly, reporting segment financial information presented below reflects those reclassifications for all periods presented.
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

CNF Inc.
Notes to Consolidated Financial Statements — (Continued)
exception of the inter-segment revenue of CNF Other, which is intended to reflect the fair value of the trailers manufactured by Road Systems and sold to Con-Way.

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Revenues
Con-Way Transportation Services	$2,604,004	$2,212,692	$2,011,577
Menlo Worldwide Logistics	1,103,028	1,013,987	978,929
CNF Other	5,347	287	2,841

	$3,712,379	$3,226,966	$2,993,347

Inter-segment Revenue Eliminations
Con-Way Transportation Services	$5,461	$2,549	$334
Menlo Worldwide Logistics	—	2,975	6,804
CNF Other	29,450	21,724	10,428

	$34,911	$27,248	$17,566

Revenues before Inter-segment Eliminations
Con-Way Transportation Services	$2,609,465	$2,215,241	$2,011,911
Menlo Worldwide Logistics	1,103,028	1,016,962	985,733
CNF Other	34,797	22,011	13,269

Inter-segment Revenue Eliminations	(34,911)	(27,248)	(17,566)

	$3,712,379	$3,226,966	$2,993,347

Operating Income (Loss)
Con-Way Transportation Services	$245,488	$183,095	$135,001
Menlo Worldwide
Logistics	24,399	23,492	30,523
Other	18,253	20,718	18,188

	42,652	44,210	48,711
CNF Other	(3,973)	(2,357)	(3,369)

	$284,167	$224,948	$180,343

Depreciation and Amortization, net of Accretion
Con-Way Transportation Services	$97,523	$94,179	$95,484
Menlo Worldwide
Logistics	7,005	7,402	10,344
Other	4,117	5,367	—

	11,122	12,769	10,344
CNF Other	6,451	6,469	11,256

	$115,096	$113,417	$117,084

Capital Expenditures
Con-Way Transportation Services	$144,479	$118,150	$65,122
Menlo Worldwide
Logistics	4,687	6,054	8,991
Other	948	2,815	—

	5,635	8,869	8,991
CNF Other	1,346	744	1,718

	$151,460	$127,763	$75,831

CNF Inc.
Notes to Consolidated Financial Statements — (Continued)

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Identifiable Assets
Con-Way Transportation Services	$1,185,835	$1,098,022	$1,028,233
Menlo Worldwide
Logistics	201,274	179,518	176,941
Other	21,891	29,255	—

	223,165	208,773	176,941
CNF Other	1,067,053	541,366	600,765
Assets of discontinued operations	20,348	925,479	980,935

	$2,496,401	$2,773,640	$2,786,874

Geographic Data
      For geographic reporting, 50 percent of freight transportation revenues are allocated to Canadian locations when the origination or destination location is in Canada. Revenues for contract services are allocated to the country in which the services are performed. Long-lived assets outside of the United States were immaterial for all periods presented.

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Revenues
United States	$3,604,685	$3,142,446	$2,920,544
Canada	51,993	44,201	36,858

North America	3,656,678	3,186,647	2,957,402
International	55,701	40,319	35,945

Total	$3,712,379	$3,226,966	$2,993,347

CNF Inc.
Notes to Consolidated Financial Statements — (Continued)
13.     Quarterly Financial Data (Unaudited):

2004 — Quarter Ended	March 31	June 30	September 30	December 31

	(Dollars in thousands except per share data)
Revenues	$846,920	$924,382	$973,619	$967,458
Operating income	55,448	71,279	78,435	79,005
Income from Continuing Operations Before Income Tax Provision	48,271	58,719	68,712	71,121
Income Tax Provision	18,826	22,900	26,798	27,854
Net Income from Continuing Operations (after preferred stock dividends)	27,423	33,797	39,839	41,147
Loss from Disposal, net of tax	—	—	(260,490)	(18,259)
Income (Loss) from Discontinued Operations, net of tax	(3,016)	1,686	4,444	9,301
Net Income (Loss) Applicable to Common Shareholders	$24,407	$35,483	$(216,207)	$32,189
Earnings (Loss) Per Common Share:
Basic
Net Income from Continuing Operations	$0.55	$0.67	$0.79	$0.80
Loss from Disposal, net of tax	—	—	(5.15)	(0.35)
Income (Loss) from Discontinued Operations, net of tax	(0.06)	0.04	0.09	0.18

Net Income (Loss) Applicable to Common Shareholders	$0.49	$0.71	$(4.27)	$0.63

Diluted
Net Income from Continuing Operations	$0.50	$0.61	$0.72	$0.74
Loss from Disposal, net of tax	—	—	(4.70)	(0.33)
Income (Loss) from Discontinued Operations, net of tax	(0.05)	0.03	0.08	0.17

Net Income (Loss) Applicable to Common Shareholders	$0.45	$0.64	$(3.90)	$0.58

Market price range	$30.50-$35.84	$33.55-$42.57	$38.66-$43.01	$41.67-$50.96
Common dividends (paid quarterly)	0.10	0.10	0.10	0.10

CNF Inc.
Notes to Consolidated Financial Statements — (Continued)

2003 — Quarter Ended	March 31	June 30	September 30	December 31

Revenues	$762,550	$796,609	$837,361	$830,446
Operating income	43,381	47,961	68,311	65,295
Income from Continuing Operations Before Income Tax Provision	33,714	42,876	60,879	60,048
Income Tax Provision	13,149	16,721	23,743	23,419
Net Income from Continuing Operations (after preferred stock dividends)	18,539	24,086	35,106	34,515
Loss from Discontinued Operations, net of tax	(2,610)	(7,786)	(10,315)	(7,750)
Net Income Applicable to Common Shareholders	$15,929	$16,300	$24,791	$26,765
Earnings Per Common Share:
Basic
Net Income from Continuing Operations	$0.37	$0.49	$0.71	$0.69
Loss from Discontinued Operations, net of tax	(0.05)	(0.16)	(0.21)	(0.15)

Net Income Applicable to Common Shareholders	$0.32	$0.33	$0.50	$0.54

Diluted
Net Income from Continuing Operations	$0.35	$0.44	$0.64	$0.62
Loss from Discontinued Operations, net of tax	(0.05)	(0.13)	(0.18)	(0.13)

Net Income Applicable to Common Shareholders	$0.30	$0.31	$0.46	$0.49

Market price range	$27.19-$34.70	$24.44-$31.47	$24.95-$33.26	$31.83-$35.77
Common dividends (paid quarterly)	0.10	0.10	0.10	0.10

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
      (a) Disclosure Controls and Procedures.
      CNF’s management, with the participation of CNF’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of CNF’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, CNF’s Chief Executive Officer and Chief Financial Officer have concluded that CNF’s disclosure controls and procedures are effective as of the end of such period.
      (b) Internal Control Over Financial Reporting.
      There have not been any changes in CNF’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, CNF’s internal control over financial reporting.
      (c) Management’s Report on Internal Control Over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over the company’s financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management followed the internal control integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to establish, document, test, and maintain a system of internal control over the financial reporting processes. Management’s assessment is that as of the end of fiscal-year 2004, there is effective internal control over financial reporting.
      KPMG LLP, the independent registered public accounting firm that audited the company’s financial statements included in the annual report has issued an attestation report on management’s assessment of the company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
CNF Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that CNF Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CNF Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that CNF Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, CNF Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CNF Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP
Portland, Oregon
March 14, 2005

ITEM 9B.	OTHER INFORMATION
      On December 10, 2004, a grant of 30,000 shares of restricted stock was made to John H. Williford, Senior Vice President of CNF and President and Chief Executive Officer of Menlo Worldwide, LLC, a subsidiary of CNF. The shares of restricted stock are scheduled to vest in three equal installments of 10,000 shares each on January 1, 2006, January 1, 2007 and January 1, 2008, although the shares may vest earlier upon the occurrence of certain events, as more fully described in the Restricted Stock Award Agreement dated as December 10, 2004 between CNF and Mr. Williford (See Exhibit 10.74 to this Annual Report on 10-K).
      On December 17, 2004, a grant of 30,000 shares of restricted stock was made to Douglas W. Stotlar following his promotion to Senior Vice President of CNF and President and Chief Executive Officer of Con-Way Transportation Services, Inc., a subsidiary of CNF. The shares of restricted stock are scheduled to vest in three equal installments of 10,000 shares each on January 1, 2007, January 1, 2008 and January 1, 2009, although the shares may vest earlier upon the occurrence of certain events, as more fully described in the Restricted Stock Award Agreement dated as December 17, 2004 between CNF and Mr. Stotlar (See Exhibit 10.75 to this Annual Report on 10-K).
      On December 17, 2004 Mr. Stotlar also received a grant of an option to acquire 40,000 shares of CNF’s stock at an exercise price of $49.11. The option is scheduled to vest in three equal installments on January 1, 2006, January 1, 2007 and January 1, 2008, although the option may vest earlier upon the occurrence of certain events, as more fully described in the Stock Option Agreement dated as December 17, 2004 between CNF and Mr. Stotlar (See Exhibit 10.76 to this Annual Report on 10-K).
      The grants described above were not reported earlier in a Form 8-K filing.
PART III
      Information for Items 10 through 14 of Part III of this Report appears in the Proxy Statement for CNF’s Annual Meeting of Shareholders to be held on April  19, 2005 (“the 2005 Proxy Statement”), as indicated below. For the limited purpose of providing the information required by these items, the 2005 Proxy Statement is incorporated herein by reference.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The Executive Officers of CNF, their ages at December 31, 2004, and their applicable business experience are as follows:
      Dr. W. Keith Kennedy, 61, Chairman of the Board and interim Chief Executive Officer of CNF. Named Chairman of CNF in January 2004, Dr. Kennedy had served as Vice Chairman since April 2002. He was named interim CEO effective June 30, 2004 following the retirement of Gregory L. Quesnel. Dr. Kennedy retired in January 2000 as President and Chief Executive Officer of Watkins-Johnson Company, a high-technology corporation specializing in semiconductor manufacturing equipment and electronic products for the telecommunications and defense industries. He had held that position since January 1988. Dr. Kennedy joined Watkins-Johnson in 1968 and was a Division Manager, Group Vice President, and Vice President of Planning Coordination and Shareowner Relations prior to becoming President. A graduate of Cornell University from which he holds B.S.E.E., M.S., and Ph.D. degrees, Dr. Kennedy is a past Chairman and a current Board Member of Joint Venture: Silicon Valley Network, a non-profit regional organization. He also serves on the Board of Lytton Gardens, a non-profit senior community. He previously held Board and/or officer positions with the Boy Scouts of America (Pacific Skyline Council), California State Chamber of Commerce, Silicon Valley Manufacturing Group and the Superschools Foundation of Fremont Union Schools District. Dr. Kennedy is a senior member of the Institute of Electrical and Electronics Engineers.
      Chutta Ratnathicam, 57, Chief Financial Officer and Senior Vice President of CNF. Mr. Ratnathicam has informed the Board of Directors that he will retire as Senior Vice President and Chief Financial Officer of CNF on March 31, 2005. Kevin Schick, who currently serves as Vice President and Controller for Con-Way, will succeed Mr. Ratnathicam as CNF’s Chief Financial Officer. Mr. Ratnathicam joined CNF in 1977 as a corporate auditor and, following several increasingly responsible positions, was named Vice President Internal Audit for CNF in 1989. In 1991, he was promoted to Vice President-International for Forwarding. In 1997, Mr. Ratnathicam was named Senior Vice President and Chief Financial Officer of CNF. In September 2000, Mr. Ratnathicam was also named Chief Executive Officer of Forwarding until Forwarding became part of Menlo Worldwide in 2002.
      Douglas W. Stotlar, 44, President and Chief Executive Officer of Con-Way Transportation Service and Senior Vice President of CNF. Mr. Stotlar was named to his current position in December 2004. He previously served as Executive Vice President and Chief Operating Officer of Con-Way, a position he held since June 2002. From 1999 to 2002, he was Executive Vice President of Operations for Con-Way. Prior to joining Con-Way’s corporate office, Mr. Stotlar served as Vice President and General Manager of Con-Way NOW. Mr. Stotlar joined the Con-Way organization in 1985 as a Freight Operations Supervisor for Con-Way Central Express. He subsequently advanced to management posts in Columbus, Ohio, and Fort Wayne, Ind., where he was named Regional Manager. Mr. Stotlar earned his bachelor’s degree in transportation and logistics from Ohio State University.
      Jennifer W. Pileggi, 40, Senior Vice President, General Counsel and Corporate Secretary of CNF. Ms. Pileggi was named to her current position in December 2004. Ms. Pileggi joined CNF’s subsidiary Menlo Logistics in 1996 as Corporate Counsel and was promoted to Vice President in 1999. She was promoted to Vice President and Corporate Counsel of Menlo Worldwide in 2003. Ms. Pileggi is a graduate of Yale University and New York University School of Law, where she achieved a juris doctorate degree. Ms. Pileggi is a member of the American Bar Association and the California State Bar Association.
      John H. Williford, 48, President and Chief Executive Officer of Menlo Worldwide and Senior Vice President of CNF. Mr. Williford joined CNF in 1981 as an Economics/ Senior Marketing Analyst. In 1984, he was named Director of Marketing for CNF’s international operations and was later appointed Director of Marketing for CNF. Since its inception in 1990, Mr. Williford served as the principal executive in charge of Menlo Worldwide Logistics, first as General Manager and then as President and Chief Executive Officer. In 1998, Mr. Williford was named Senior Vice President of CNF. In 2002, Mr. Williford was named President and Chief Executive Officer of Menlo Worldwide.
      Mark C. Thickpenny, 52, Vice President and Treasurer of CNF. Mr. Thickpenny joined CNF in 1995 as Treasury Manager. In 1997, he was named Director and Assistant Treasurer, and in 2000 was promoted to Vice President and Treasurer. Mr. Thickpenny holds a bachelor’s degree in business administration from the University of Notre Dame and a master’s degree in business administration from the University of Chicago Graduate School of Business.
      Kevin Coel, 46, Vice President and Corporate Controller of CNF. Mr. Coel joined CNF in 1990 as CNF’s Corporate Accounting Manager. In 2000, he was named Corporate Controller, and in 2002, was promoted to Vice President. Mr. Coel holds a bachelor’s degree in economics from the University of California at Davis and a master’s degree in business administration from San Jose State University. Mr. Coel is also a member of the American Institute of CPAs.
      Information regarding members of CNF’s Board of Directors is presented under the caption “Election of Directors” in the 2005 Proxy Statement and is incorporated herein by reference. Information regarding CNF’s audit committee financial expert is presented in the 2005 Proxy Statement under the caption “Information about the Board of Directors and Certain Board Committees — Standing Committees — Audit Committee” and is incorporated herein by reference.
      The information required by Item 405 of Regulation S-K is presented in the 2005 Proxy Statement under the caption “Compliance with Section 16 of the Exchange Act” and is incorporated herein by reference.
      The information required by Item 406 of Regulation S-K is presented in the 2005 Proxy Statement under the caption “Information about the Board of Directors and Certain Board Committees — Code of Ethics for Officers” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
      Information regarding executive compensation is presented under the caption “Compensation of Executive Officers” in the 2005 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      (a) Security Ownership of Certain Beneficial Owners. Information regarding security ownership of certain beneficial owners is presented under the caption “Principal Shareholders” in the 2005 Proxy Statement and is incorporated herein by reference.
      (b) Security Ownership of Management. The following table gives information as of December 31, 2004 regarding CNF shares that may be issued upon the exercise of options, warrants, and rights under all of CNF’s existing equity compensation plans.
      Equity Compensation Plan Information

				Number of Securities
	Number of Securities to			Remaining Available for
	be Issued upon		Weighted-Average	Future Issuance under
	Exercise of		Exercise Price of	Equity Compensation
	Outstanding Options,		Outstanding Options,	Plans (Excluding
	Warrants, and		Warrants, and	Securities Reflected in
Plan Category	Rights(a)		Rights(b)	Column(a))(c)

Equity compensation plans approved by
security holders	2,711,199	(1)	$29.30	3,885,622	(2)
Equity compensation plans not approved by security holders	0	(3)	0	0	(3)

Total	2,711,199		$29.30	3,885,622

(1)	Excludes 8,585 phantom stock units, issued under CNF’s deferred compensation plan for executives upon election of certain participants to convert a portion of their deferred compensation account balances into phantom stock units.

(2)	Includes 3,653,541 securities available for issuance in the form of restricted stock, stock options, or other equity-based awards under CNF’s 1997 Equity and Incentive Plans. Also includes 12,808 securities available for issuance in the form of restricted stock or stock options under CNF’s 1994 Amended and Restated Equity Incentive Plan for Non-Employee Directors and 219,273 securities available for issuance in the form of restricted or stock options under CNF’s 2003 Equity and Incentive Plan for Non-Employee Directors.

(3)	Does not include shares purchased under CNF’s Employee Stock Purchase Plan. The Employee Stock Purchase Plan offers participants the opportunity to purchase shares at fair market value using payroll deductions. The shares are purchased by the Plan’s administrator in the open market. The Plan does not contain specific limitation on the number of shares that can be purchased under the plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Not applicable.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      Information regarding principal accounting fees and services is presented under the caption “Ratification of Auditors” in the 2005 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) 1. FINANCIAL STATEMENTS
         2. FINANCIAL STATEMENT SCHEDULE
      Report of Independent Auditors on Financial Statement Schedule Schedule II — Valuation and Qualifying Accounts
         3. EXHIBITS
      Exhibits are being filed in connection with this Report and are incorporated herein by reference. The Exhibit Index on pages 78 through 82 is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders CNF Inc.:
      We have audited the accompanying consolidated balance sheets of CNF Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNF Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CNF Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP
Portland, Oregon
March 14, 2005

Report of Independent Registered Public Accounting Firm on Financial Schedule
The Board of Directors and Shareholders CNF Inc.:
      Under date of March 14, 2005, we reported on the consolidated balance sheets of CNF Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, which are included in this Form 10-K for the year ended December 31, 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in this Form 10-K for the years ended December 31, 2004, 2003 and 2002. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

KPMG LLP
Portland, Oregon
March 14, 2005

Schedule II
CNF Inc.
Valuation and Qualifying Accounts
Three Years Ended December 31, 2004
Description
Allowance for uncollectible accounts

		Additions

	Balance at	(1)	(2)
	Beginning of	Charged to Costs	Charged to Other	Deductions	Balance at End
	Period	and Expenses	Accounts	(a)	of Period

	(Dollars in thousands)
2004	$10,958	$5,103	$203	$(9,648)	$6,616
2003	12,046	5,425	—	(6,513)	10,958
2002	11,814	10,058	—	(9,826)	12,046

(a)	Accounts written off net of recoveries.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNF INC.
(Registrant)

/s/ W. Keith Kennedy, Jr.

W. Keith Kennedy, Jr.
Interim Chief Executive Officer
March 14, 2005

/s/ Chutta Ratnathicam

Chutta Ratnathicam
Senior Vice President and Chief Financial Officer
March 14, 2005

/s/ Kevin S. Coel

Kevin S. Coel
Vice President and Controller
March 14, 2005

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ W. Keith Kennedy, Jr.

W. Keith Kennedy, Jr.
Chairman of the Board
Interim Chief Executive Officer
March 14, 2005

/s/ Margaret G. Gill

Margaret G. Gill, Director
March 14, 2005

/s/ Robert Jaunich II

Robert Jaunich II, Director
March 14, 2005

/s/ Michael J. Murray

Michael J. Murray, Director
March 14, 2005

/s/ John C. Pope

John C. Pope, Director
March 14, 2005

/s/ Robert D. Rogers

Robert D. Rogers, Director
March 14, 2005

/s/ William J. Schroeder

William J. Schroeder, Director
March 14, 2005

/s/ Peter W. Stott

Peter W. Stott, Director
March 14, 2005

/s/ Robert P. Wayman

Robert P. Wayman, Director
March 14, 2005

/s/ Chelsea C. White III

Chelsea C. White III, Director
March 14, 2005

INDEX TO EXHIBITS
ITEM 15(3)
Exhibit No.
(3)     Articles of incorporation and by-laws:

3.1	CNF Inc. Certificate of Incorporation, as amended. (Exhibit 3.1 to CNF’s Form 10-K for the year ended December 31, 2002*)

3.2	CNF Inc. By-laws, as amended September 28, 1998. (Exhibit 3.2 to CNF’s Form 10-K for the year ended December 31, 2002*)
(4)     Instruments defining the rights of security holders, including debentures:

4.1	Certificate of Designations of the Series B Cumulative Convertible Preferred Stock. (Exhibit 4.1 as filed on Form SE dated May 25, 1989*)
4.2	Indenture between the Registrant and Bank One, Columbus, NA, as successor trustee, with respect to 9 1/8% Notes Due 1999, Medium-Term Notes, Series A and 7.35% Notes due 2005. (Exhibit 4.1 as filed on Form SE dated March 20, 1990*)

4.3	Indenture between the Registrant and The First National Bank of Chicago Bank, trustee, with respect to debt securities. (Exhibit 4(d) as filed on Form S-3 dated June 27, 1995*)

4.4	Indenture between the Registrant and Bank One, Columbus, NA, trustee, with respect to subordinated debt securities. (Exhibit 4(e) as filed on Form S-3 dated June 27, 1995*)

4.5	Form of Security for 7.35% Notes due 2005 issued by Consolidated Freightways, Inc. (Exhibit 4.4 as filed on Form S-4 dated June 27, 1995*)

4.6	Form of Indenture between CNF Transportation Inc. and Bank One Trust Company, National Association (Exhibit 4(d)(i) to CNF’s Form 8-K dated March 3, 2000*)

4.7	Form of Security for 8 7/8% Notes due 2010 issued by CNF Transportation Inc. (Exhibit 4(i) to CNF’s Form 8-K dated March 3, 2000*)

4.8	Amendment dated August 8, 2003 to 6.00% Senior CNF Plan Guaranteed Notes. (Exhibit 4.16 to CNF’s Form 10-Q for the quarter ended June 30, 2003*)

4.9	$400 million Credit Agreement dated March 11, 2005 among CNF and various financial institutions

4.10	Subsidiary Guaranty Agreement dated as of March 11, 2005, made by Con-Way Transportation Services, Inc., Menlo Worldwide, LLC and Menlo Logistics Inc. in favor of the banks referred to in 4.9.
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
(10)     Material contracts:

10.1	Emery Air Freight Plan for Retirees, effective October 31, 1987. (Exhibit 4.23 to the Emery Air Freight Corporation Quarterly Report on Form 10-Q dated November 16, 1987**)

10.2	Supplemental Retirement Plan dated January 1, 1990. (Exhibit 10.31 to CNF’s Form 10-K for the year ended December 31, 1993*#)

10.3	Directors’ 24-Hour Accidental Death and Dismemberment Plan. (Exhibit 10.32 to CNF’s Form 10-K for the year ended December 31, 1993*#)

10.4	Board of Directors’ Compensation Plan dated January 1, 1994. (Exhibit 10.34 to CNF’s Form 10-K for the year ended December 31, 1993*#)

10.5	Directors’ Business Travel Insurance Plan. (Exhibit 10.36 to CNF’s Form 10-K for the year ended December 31, 1993*#)

10.6	Deferred Compensation Plan for Executives 1998 Restatement. (Exhibit 10.20 to CNF’s Form 10-K for the year ended December 31, 1997.*#)

10.7	Amended and Restated 1993 Nonqualified Employee Benefit Plans Trust Agreement dated January 1, 1995. (Exhibit 10.38 to CNF’s Form 10-K for the year ended December 31, 1994.*#)

10.8	Employee Benefit Matters Agreement by and between Consolidated Freightways, Inc. and Consolidated Freightways Corporation dated December 2, 1996. (Exhibit 10.33 to CNF’s form 10-K for the year ended December 31, 1996.*#)

10.9	Distribution Agreement between Consolidated Freightways, Inc., and Consolidated Freightways Corporation dated November 25, 1996. (Exhibit 10.34 to CNF’s Form 10-K for the year ended December 31, 1996.*)

10.10	Transition Services Agreement between CNF Service Company, Inc. and Consolidated Freightways Corporation dated December 2, 1996. (Exhibit to CNF’s Form 10-K for the year ended December 31, 1996.*)

10.11	Tax Sharing Agreement between Consolidated Freightways, Inc., and Consolidated Freightways Corporation dated December 2, 1996. (Exhibit to CNF’s Form 10-K for the year ended December 31, 1996.*)

10.12	CNF Inc. 1997 Equity and Incentive Plan as amended as of January 31, 2000. (Exhibit A to CNF’s Proxy Statement dated March 20, 2000.*#)

10.13	CNF Inc. Deferred Compensation Plan for Directors 1998 Restatement. (Exhibit 10.34 to CNF’s Form 10-K for the year ended December 31, 1997.*#)
10.14	CNF Inc. Executive Severance Plan. (Exhibit 10.32 to CNF’s Form 10-K for the year ended December 31, 1998.*#)

10.15	Value Management Plan dated June 28, 1999. (Exhibit 10.33 to CNF’s Form 10-K for the year ended December 31, 1999.*#)

10.16	Amendment No. 1 dated June 28, 1999, to the Deferred Compensation Plan for Executives 1998 Restatement. (Exhibit 10.30 to CNF’s Form 10-K for the year ended December 31, 2002.*#)

10.17	Amendment No. 2 dated August 21, 2000, to the Deferred Compensation Plan for Executives 1998 Restatement. (Exhibit 10.31 to CNF’s Form 10-K for the year ended December 31, 2002.*#)

10.18	Amendment No. 3 dated January 1, 2001, to the Deferred Compensation Plan for Executives 1998 Restatement. (Exhibit 10.32 to CNF’s Form 10-K for the year ended December 31, 2002.*#)

10.19	Amendment No. 4 dated May 14, 2001, to the Deferred Compensation Plan for Executives 1998 Restatement. (Exhibit 10.33 to CNF’s Form 10-K for the year ended December 31, 2002.*#)

10.20	Amendment No. 5 dated December 4, 2001 to the Deferred Compensation Plan for Executives 1998 Restatement. (Exhibit 10.34 to CNF’s Form 10-K for the year ended December 31, 2002.*#)

10.21	Amendment No. 1 dated April 30, 1999, to the Amended and Restated Retirement Plan for Directors of CNF Transportation Inc. (Exhibit 10.35 to CNF’s Form 10-K for the year ended December 31, 2002.*#)

10.22	Amendment No. 1 dated December 13, 2000, to the CNF Inc. Executive Severance Plan. (Exhibit 10.39 to CNF’s Form 10-K for the year ended December 31, 2002.*#)

10.23	Amendment No. 2 dated April 30, 2000, to the CNF Inc. Executive Severance Plan. (Exhibit 10.40 to CNF’s Form 10-K for the year ended December 31, 2002.*#)
10.24	Amendment No. 3 dated December 4, 2001, to the CNF Inc. Executive Severance Plan. (Exhibit 10.41 to CNF’s Form 10-K for the year ended December 31, 2002.*#)

10.25	Amendment No. 1 dated August 21, 2000, to the Value Management Plan dated June 28, 1999. (Exhibit 10.32 to CNF’s Form 10-K for the year ended December 31, 2003.*#)

10.26	Amendment No. 2 dated January 29, 2001, to the Value Management Plan dated June 28, 1999. (Exhibit 10.33 to CNF’s Form 10-K for the year ended December 31, 2003.*#)

10.27	Amendment No. 3 dated May 14, 2001, to the Value Management Plan dated June 28, 1999. (Exhibit 10.34 to CNF’s Form 10-K for the year ended December 31, 2003.*#)

10.28	Amendment No. 4 dated December 4, 2001, to the Value Management Plan dated June 28, 1999. (Exhibit 10.42 to CNF’s Form 10-K for the year ended December 31, 2002.*#)

10.29	Consulting Agreement between CNF Inc. and Gregory L. Quesnel dated February 18, 2004. (Exhibit 10.36 to CNF’s Form 10-K for the year ended December 31, 2003.*#)

10.30	Amendment No. 1 to Amended and Restated Severance Agreement By and Between CNF Inc. and Gregory L. Quesnel dated January 1, 2003. (Exhibit 10.1 to CNF’s Form 10-Q for the quarter ended March 31, 2004*#)

10.31	Amendment No. 1 to Amended and Restated Severance Agreement By and Between CNF Inc. and Gregory L. Quesnel dated January 1, 2003. (Exhibit 10.2 to CNF’s Form 10-Q for the quarter ended March 31, 2004*#)

10.32	Amended and Restated Severance Agreement By and Between CNF Inc. and Sanchayan C. Ratnathicam dated December 4, 2001. (Exhibit 10.3 to CNF’s Form 10-Q for the quarter ended March 31, 2004*#)

10.33	Amendment No. 1 to Amended and Restated Severance Agreement By and Between CNF Inc. and Sanchayan C. Ratnathicam dated January 1, 2003. (Exhibit 10.4 to CNF’s Form 10-Q for the quarter ended March 31, 2004*#)

10.34	Amended and Restated Severance Agreement By and Between CNF Inc. and Eberhard G.H. Schmoller dated December 4, 2001. (Exhibit 10.5 to CNF’s Form 10-Q for the quarter ended March 31, 2004*#)

10.35	Amendment No. 1 to Amended and Restated Severance Agreement By and Between CNF Inc. and Eberhard G.H. Schmoller dated January 1, 2003. (Exhibit 10.6 to CNF’s Form 10-Q for the quarter ended March 31, 2004* #)

10.36	Amended and Restated Severance Agreement By and Between CNF Inc. and Gerald L. Detter dated July 31, 2000. (Exhibit 10.7 to CNF’s Form 10-Q for the quarter ended March 31, 2004*#)

10.37	Amendment No. 1 to Amended and Restated Severance Agreement By and Between CNF Inc. and Gerald L. Detter dated January 1, 2003. (Exhibit 10.8 to CNF’s Form 10-Q for the quarter ended March 31, 2004*#)

10.38	Severance Agreement By and Between Con-Way Transportation Services, Inc. and Gerald L. Detter dated July 31, 2000. (Exhibit 10.9 to CNF’s Form 10-Q for the quarter ended March 31, 2004*#)

10.39	Amendment No. 1 to Amended and Restated Severance Agreement By and Between Con-Way Transportation Services, Inc. and Gerald L. Detter dated January 1, 2003. (Exhibit 10.10 to CNF’s Form 10-Q for the quarter ended March 31, 2004*#)

10.40	Amended and Restated Severance Agreement By and Between CNF Inc. and John H. Williford dated July 31, 2000. (Exhibit 10.11 to CNF’s Form 10-Q for the quarter ended March 31, 2004*#)

10.41	Amendment No. 1 to Amended and Restated Severance Agreement By and Between CNF Inc. and John H. Williford dated January 1, 2003. (Exhibit 10.12 to CNF’s Form 10-Q for the quarter ended March 31, 2004*#)

10.42	Amendment No. 2 to Amended and Restated Severance Agreement By and Between CNF Inc. and John H. Williford dated January 1, 2003. (Exhibit 10.13 to CNF’s Form 10-Q for the quarter ended March 31, 2004*#)

10.43	Severance Agreement By and Between Menlo Worldwide, LLC and John H. Williford dated August 25, 2003. (Exhibit 10.14 to CNF’s Form 10-Q for the quarter ended March 31, 2004*#)

10.44	Amendment No. 1 to Severance Agreement By and Between Menlo Worldwide, LLC and John H. Williford dated January 22, 2004. (Exhibit 10.15 to CNF’s Form 10-Q for the quarter ended March 31, 2004*#)

10.45	Form of CNF Inc. 2001 Amended and Restated Executive Severance Agreement, with attached schedule. (Exhibit 10.16 to CNF’s Form 10-Q for the quarter ended March 31, 2004*#)

10.46	Form of CNF Inc. Executive Severance Agreement, with attached schedule. (Exhibit 10.17 to CNF’s Form 10-Q for the quarter ended March 31, 2004*#)

10.47	Form of Con-Way Transportation Services, Inc., Executive Severance Agreement, with attached schedule. (Exhibit 10.18 to CNF’s Form 10-Q for the quarter ended March 31, 2004*#)

10.48	Form of Menlo Worldwide Forwarding, Inc. (formerly Emery Air Freight Corporation) Executive Severance Agreement, with attached schedule. (Exhibit 10.19 to CNF’s Form 10-Q for the quarter ended March 31, 2004*#)

10.49	Form of Menlo Logistics, Inc., Executive Severance Agreement, with attached schedule. (Exhibit 10.20 to CNF’s Form 10-Q for the quarter ended March 31, 2004*#)

10.50	Form of Menlo Worldwide, LLC Executive Severance Agreement, with attached schedule. (Exhibit 10.21 to CNF’s Form 10-Q for the quarter ended March 31, 2004*#)

10.51	Con-Way Transportation Services, Inc. Executive Severance Plan. (Exhibit 10.22 to CNF’s Form 10-Q for the quarter ended March 31, 2004*#)

10.52	Menlo Worldwide Forwarding (formerly Emery Air Freight Corporation) Executive Severance Plan. (Exhibit 10.23 to CNF’s Form 10-Q for the quarter ended March 31, 2004*#)

10.53	Menlo Logistics, Inc. Executive Severance Plan. (Exhibit 10.24 to CNF’s Form 10-Q for the quarter ended March 31, 2004*#)

10.54	Menlo Worldwide, LLC Executive Severance Plan. (Exhibit 10.25 to CNF’s Form 10-Q for the quarter ended March 31, 2004*#)

10.55	Menlo Worldwide Services, LLC Executive Severance Plan. (Exhibit 10.26 to CNF’s Form 10-Q for the quarter ended March 31, 2004*#)

10.56	Menlo Worldwide Technologies, LLC Executive Severance Plan. (Exhibit 10.27 to CNF’s Form 10-Q for the quarter ended March 31, 2004*#)

10.57	CNF Transportation Inc. Executive Severance Plan for Eligible Executives of Vector SCM, LLC. (Exhibit 10.28 to CNF’s Form 10-Q for the quarter ended March 31, 2004*#)

10.58	Menlo Worldwide, LLC Executive Severance Plan for Eligible Executives of Vector SCM, LLC. (Exhibit 10.29 to CNF’s Form 10-Q for the quarter ended March 31, 2004*#)

10.59	CNF Inc. Value Management Plan 2004 Amendment and Restatement. (Exhibit 10.30 to CNF’s Form 10-Q for the quarter ended March 31, 2004*#)

10.60	Stock Purchase Agreement between CNF Inc. and Menlo Worldwide, LLC and United Parcel Service dated October 5, 2004. (Exhibit 99.1 to CNF’s Form 8-K dated October 6, 2004*)

10.61	Transition Services Agreement between CNF Inc and Menlo Worldwide, LLC and United Parcel Service date October 5, 2004. (Exhibit 99.1 to CNF’s Form 8-K dated October 6, 2004*)

10.62	Consulting Agreement between CNF Inc. Gerald L. Detter dated December 6, 2004. (Exhibit 99.1 to CNF’s Form 8-K dated December 8, 2004*)

10.63	Deferred Compensation Plan for Non-Employee Directors dated January 1, 2005. (Exhibit 99.2 to CNF’s Form 8-K dated December 8, 2004*#)

10.64	Deferred Compensation Plan for Executives dated January 1, 2005. (Exhibit 99.3 to CNF’s Form 8-K dated December 8, 2004*#)

10.65	Supplemental Excess Retirement Plan dated January 1, 2005. (Exhibit 99.4 to CNF’s Form 8-K dated December 8, 2004*#)

10.66	Severance Agreement between CNF Inc. and Eberhard G.H. Schmoller dated December 14, 2004. (Exhibit 99.1 to CNF’s Form 8-K dated December 14, 2004*)

10.67	Amendment No. 1 dated December 17, 2004 to the Stock Purchase Agreement between CNF Inc. and Menlo Worldwide, LLC and United Parcel Service dated October 5, 2004. (Exhibit 99.1 to CNF’s Form 8-K dated December 21, 2004*)

10.68	Severance Agreement between the Company and Douglas W. Stotlar. (Exhibit 99.1 to CNF’s Form 8-K dated March 4, 2005*#)

10.69	Severance Agreement between the Company and Kevin C. Schick. (Exhibit 99.2 to CNF’s Form 8-K dated March 4, 2005*#)

10.70	Severance Agreement between the Company and Jennifer W. Pileggi. (Exhibit 99.3 to CNF’s Form 8-K dated March 4, 2005*#)

10.71	Severance Agreement between CTS and Douglas W. Sotlar. (Exhibit 99.4 to CNF’s Form 8-K dated March 4, 2005*#)

10.72	Form of Restricted Stock Award Agreement. (Exhibit 99.5 to CNF’s Form 8-K dated March 4, 2005*#)

10.73	Form of Stock Option Agreement. (Exhibit 99.6 to CNF’s Form 8-K dated March 4, 2005*#)

10.74	Restricted Stock Reward Agreement between CNF Inc. and John H. Williford dated December 10, 2004.#

10.75	Restricted Stock Reward Agreement between CNF Inc. and Douglas W. Stotlar dated December 17, 2004.#

10.76	Stock Option Agreement between CNF Inc. and Douglas W. Stotlar dated December 17, 2004. #

10.77	CNF Inc. Summary of Incentive Compensation plans for 2005. #
(12)     Computation of ratios of earnings to fixed charges.
(21)     Significant Subsidiaries of CNF.
(23)     Consent of Independent Public Auditors.
(31)     Certification of Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)     Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)     Additional documents:

99.1	CNF Inc. 2004 Notice of Annual Meeting and Proxy Statement filed on Form DEF 14A. (Only those portions referenced herein are incorporated in this Form 10-K. Other portions are not required and, therefore, are not “filed” as a part of this Form 10-K.*)

99.2	Note Agreement dated as of July 17, 1989, between the ESOP, Consolidated Freightways, Inc. and the Note Purchasers named therein. (Exhibit 28.1 as filed on Form SE dated July 21, 1989*)

99.3	Guarantee and Agreement dated as of July 17, 1989, delivered by Consolidated Freightways, Inc. (Exhibit 28.2 as filed on Form SE dated July 21, 1989*)

99.4	Form of Restructured Note Agreement between Consolidated Freightways, Inc., Thrift and Stock Ownership Trust as Issuer and various financial institutions as Purchasers named therein, dated as of November 3, 1992. (Exhibit 28.4 to CNF’s Form 10-K for the year ended December 31, 1992*)
Footnotes to Exhibit Index

*	Previously filed with the Securities and Exchange Commission and incorporated herein by reference.

#	Designates a contract or compensation plan for Management or Directors.