Form 10-Q
period 2005-03-31
CNF INC
filed 2005-05-10
CIK 23675

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---           SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005

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
Yes  X     No
   -----      -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  X     No
   -----      -----


             Number of shares of Common Stock, $.625 par value,
               outstanding as of April 30, 2005:  52,633,451












                                  CNF INC.
                                  FORM 10-Q
                       Quarter Ended March 31, 2005

______________________________________________________________________________
                                    INDEX



PART I. FINANCIAL INFORMATION                              Page

  Item 1. Financial Statements

          Consolidated Balance Sheets -
            March 31, 2005 and December 31, 2004             3

          Statements of Consolidated Income -
            Three Months Ended March 31, 2005 and 2004       5

          Statements of Consolidated Cash Flows -
            Three Months Ended March 31, 2005 and 2004       6

          Notes to Consolidated Financial Statements         7

  Item 2. Management's  Discussion  and  Analysis  of
            Financial Condition and Results of Operations   17

  Item 3. Quantitative and Qualitative Disclosures
            about Market Risk                               31

  Item 4. Controls and Procedures                           32


PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                 33

  Item 2. Unregistered Sales of Equity
            Securities and Use of Proceeds                  34

  Item 4. Submission of Matters to a Vote of
            Security Holders                                35

  Item 6. Exhibits                                          36

  Signatures                                                37





                       PART I. FINANCIAL INFORMATION



 ITEM 1.  FINANCIAL STATEMENTS


                                 CNF INC.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                          (Dollars in thousands)



                                                   March 31,   December 31,
 ASSETS                                              2005          2004
                                                 ------------  ------------

 Current Assets
   Cash and cash equivalents                      $  675,057    $  386,897
   Marketable securities                             155,975       446,300
   Trade accounts receivable, net                    461,531       425,783
   Other accounts receivable (Note 2)                 73,735       134,577
   Operating supplies, at lower of average cost       18,407        16,665
   or market
   Prepaid expenses                                   50,308        48,092
   Deferred income taxes                              51,655        51,453
   Assets of discontinued operations (Note 2)          5,128         5,128
                                                 ------------  ------------
                 Total Current Assets              1,491,796     1,514,895
                                                 ------------  ------------


 Property, Plant and Equipment, at cost
   Land                                              142,857       142,857
   Buildings and leasehold improvements              624,585       618,698
   Revenue equipment                                 691,525       677,499
   Other equipment                                   211,994       210,102
                                                 ------------  ------------
                                                   1,670,961     1,649,156
   Accumulated depreciation and amortization        (811,243)     (789,835)
                                                 ------------  ------------
                                                     859,718       859,321
                                                 ------------  ------------

 Other Assets
   Deferred charges and other assets (Note 4)         40,107        56,618
   Capitalized software, net                          49,135        50,347
   Assets of discontinued operations (Note 2)         14,777        15,220
                                                 ------------  ------------
                                                     104,019       122,185
                                                 ------------  ------------

 Total Assets
                                                  $2,455,533    $2,496,401
                                                 ============  ============




     The accompanying notes are an integral part of these statements.



                                  CNF INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
               (Dollars in thousands except per share amounts)



                                                     March 31,   December 31,
 LIABILITIES AND SHAREHOLDERS' EQUITY                  2005          2004
                                                   ------------  ------------

 Current Liabilities
  Accounts payable                                  $  246,021    $  252,867
  Accrued liabilities                                  201,118       226,437
  Self-insurance accruals                               81,228        86,095
  Current maturities of long-term debt                 115,030       112,727
  Liabilities of discontinued operations (Note 2)       23,446        34,705
                                                   ------------  ------------
    Total Current Liabilities                          666,843       712,831

 Long-Term Liabilities
  Long-term debt and guarantees                        585,148       601,344
  Self-insurance accruals                              104,572       102,512
  Employee benefits (Note 5)                           256,492       245,989
  Other liabilities and deferred credits                16,410        20,296
  Deferred income taxes                                 26,041        29,200
  Liabilities of discontinued operations (Note 2)        2,666         6,862
                                                   ------------  ------------
    Total Liabilities                                1,658,172     1,719,034
                                                   ------------  ------------

 Commitments and Contingencies (Note 8)

 Shareholders' Equity
  Preferred stock, no par value; authorized
    5,000,000 shares:  Series B, 8.5% cumulative,
    convertible, $.01 stated value; designated
    1,100,000 shares; issued 674,450 and 742,995
    shares, respectively                                     7             7
  Additional paid-in capital, preferred stock          102,577       113,002
  Deferred compensation, Thrift and Stock Plan         (46,930)      (49,117)
                                                   ------------  ------------
    Total Preferred Shareholders' Equity                55,654        63,892

  Common stock, $.625 par value; authorized
    100,000,000 shares; issued 59,484,400 and
    58,544,254 shares, respectively                     37,196        36,590
  Additional paid-in capital, common stock             457,018       429,134
  Retained earnings                                    450,110       426,300
  Deferred compensation, restricted stock               (5,158)       (5,744)
  Cost of repurchased common stock (Note 7)
    (6,753,497 and 6,364,868 shares, respectively)    (182,111)     (157,069)
                                                   ------------  ------------
                                                       757,055       729,211
  Accumulated Other Comprehensive Loss (Note 6)        (15,348)      (15,736)
                                                   ------------  ------------
    Total Common Shareholders' Equity                  741,707       713,475
                                                   ------------  ------------
    Total Shareholders' Equity                         797,361       777,367
                                                   ------------  ------------
            Total Liabilities and
              Shareholders' Equity                  $2,455,533    $2,496,401
                                                   ============  ============



      The accompanying notes are an integral part of these statements.




                                  CNF INC.
                      STATEMENTS OF CONSOLIDATED INCOME
                                 (Unaudited)
               (Dollars in thousands except per share amounts)



                                     Three Months Ended
                                          March 31,
                                 ---------------------------
                                     2005           2004
                                 ------------   ------------

 REVENUES                         $  947,683     $  846,920

 Costs and Expenses
  Operating expenses (Note 4)        768,733        691,817
  Selling, general and
    administrative expenses           79,226         74,445
  Depreciation                        26,468         25,210
                                 ------------   ------------
                                     874,427        791,472

                                 ------------   ------------
 OPERATING INCOME                     73,256         55,448
                                 ------------   ------------

 Other Income (Expense)
  Investment income                    4,627            727
  Interest expense                   (10,466)        (7,336)
  Miscellaneous, net                  (1,604)          (568)
                                 ------------   ------------
                                      (7,443)        (7,177)

 Income from Continuing
   Operations Before Taxes            65,813         48,271
     Income Tax Provision             24,962         18,826
                                 ------------   ------------

 INCOME FROM CONTINUING
   OPERATIONS                         40,851         29,445
                                 ------------   ------------

 Discontinued Operations,
   net of tax (Note 2)
    Loss from Disposal                (9,776)             -
    Loss from Discontinued
      Operations                           -         (3,016)
                                 ------------   ------------
                                      (9,776)        (3,016)

 Net Income                           31,075         26,429
   Preferred Stock Dividends           1,989          2,022
                                 ------------   ------------

 NET INCOME AVAILABLE TO
   COMMON SHAREHOLDERS            $   29,086     $   24,407
                                 ============   ============

 Weighted-Average Common
    Shares Outstanding (Note 1)
      Basic                       52,348,984     49,835,663
      Diluted                     56,610,719     57,125,185

 Earnings (Loss) per
  Common Share (Note 1)
    Basic
      Net Income from
        Continuing Operations     $     0.74     $     0.55
      Loss from Disposal,
        net of tax                     (0.18)             -
      Loss from Discontinued
        Operations, net of tax             -          (0.06)
                                 ------------   ------------
      Net Income Available to
        Common Shareholders       $     0.56     $     0.49
                                 ============   ============


    Diluted
      Net Income from
        Continuing Operations     $     0.69     $     0.50
      Loss from Disposal,
        net of tax                     (0.17)             -
      Loss from Discontinued
        Operations, net of tax             -          (0.05)
                                 ------------   ------------
      Net Income Available to
        Common Shareholders       $     0.52     $     0.45
                                 ============   ============


      The accompanying notes are an integral part of these statements.




                                  CNF INC.
                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (Unaudited)
                           (Dollars in thousands)

                                                         Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        2005          2004
                                                    ------------  ------------

Cash and Cash Equivalents, Beginning of Period       $  386,897    $   38,183
                                                    ------------  ------------

Operating Activities
 Net income                                              31,075        26,429
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Discontinued operations, net of tax                  9,776         3,016
     Depreciation and amortization, net of accretion     29,271        28,437
     Decrease in deferred income taxes                   (3,361)         (324)
     Amortization of deferred compensation                2,865         3,187
     Provision for uncollectible accounts                   908         1,662
     Equity in earnings of joint venture                 (4,035)       (2,392)
     Loss (Gain) on sales of property and
       equipment, net                                       (37)          517
     Changes in assets and liabilities:
       Receivables                                       (4,459)      (17,745)
       Prepaid expenses                                  (2,216)      (11,992)
       Accounts payable                                  (4,386)       16,352
       Accrued incentive compensation                   (38,868)       (6,911)
       Accrued liabilities, excluding
         accrued incentive compensation                  11,777        20,331
       Self-insurance accruals                           (2,807)      (14,485)
       Income taxes                                      21,340        16,311
       Employee benefits                                 10,503        14,378
       Deferred charges and credits                      17,082         4,209
       Other                                             (8,026)         (876)
                                                    ------------  ------------
   Net Cash Provided by Operating Activities             66,402        80,104
                                                    ------------  ------------

Investing Activities
  Capital expenditures                                  (26,991)      (11,806)
  Software expenditures                                  (2,471)       (4,431)
  Proceeds from sales of property and equipment, net        497         2,037
  Net decrease in marketable securities                 290,325        37,115
                                                    ------------  ------------
   Net Cash Provided by Investing Activities            261,360        22,915
                                                    ------------  ------------

Financing Activities
  Repayment of long-term debt and guarantees            (12,708)      (14,053)
  Proceeds from exercise of stock options                26,064           433
  Payments of common dividends                           (5,276)       (5,001)
  Payments of preferred dividends                        (4,861)       (5,004)
  Repurchases of common stock                           (32,264)            -
                                                    ------------  ------------
   Net Cash Used in Financing Activities                (29,045)      (23,625)
                                                    ------------  ------------

   Net Cash Provided by Continuing Operations           298,717        79,394
                                                    ------------  ------------
   Net Cash Provided by (Used in)
     Discontinued Operations                            (10,557)       21,163
                                                    ------------  ------------
   Increase in Cash and Cash Equivalents                288,160       100,557
                                                    ------------  ------------
  Cash and Cash Equivalents, End of Period           $  675,057    $  138,740
                                                    ============  ============

  Supplemental Disclosure
    Cash Paid (Refunded) for income taxes, net       $    6,188    $    7,081
                                                    ============  ============
    Cash Paid for interest, net of amounts
      capitalized                                    $    2,098    $    2,296
                                                    ============  ============


         The accompanying notes are an integral part of these statements.




                                  CNF INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.  Principal Accounting Policies

Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the accompanying consolidated financial statements of CNF Inc. and its wholly owned subsidiaries ("CNF") have been prepared by CNF, without audit by an independent registered public accounting firm. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements included in CNF's 2004 Annual Report on Form 10-K. Results for the periods presented are not necessarily indicative of annual results.

In December of 2004, CNF completed the sale of Menlo Worldwide Forwarding, Inc. and its subsidiaries and Menlo Worldwide Expedite!, Inc. (hereinafter collectively referred to as "MWF") to United Parcel Service, Inc. and United Parcel Service of America, inc. (collectively, "UPS"). As a result, for the periods presented, the results of operations, net assets, and cash flows of the Menlo Worldwide Forwarding ("Forwarding") segment have been segregated and reported as discontinued operations, as more fully discussed in Note 2, "Discontinued Operations." In addition to MWF, the Forwarding segment also includes Emery Worldwide Airlines, Inc. ("EWA"), a separate wholly owned subsidiary of CNF, which was not sold to UPS.

Earnings per Share ("EPS")

Basic EPS is computed by dividing reported earnings (loss) by the weighted-average common shares outstanding. Diluted EPS is calculated as follows:

                                                     Three Months Ended
(Dollars in thousands except per share data)              March 31,
                                                 --------------------------
                                                     2005          2004
                                                 ------------  ------------
 Numerator:
   Continuing operations (after
     preferred stock dividends), as reported      $   38,862    $   27,423
       Add-backs:
         Dividends on Series B preferred
           stock, net of replacement funding             264           308
         Interest expense on convertible
           subordinated debentures, net
           of trust dividend income                       --           954
                                                 ------------  ------------
   Continuing operations                              39,126        28,685
                                                 ------------  ------------
   Discontinued operations                            (9,776)       (3,016)
                                                 ------------  ------------
   Available to common shareholders               $   29,350    $   25,669
                                                 ============  ============


 Denominator:
   Weighted-average common shares outstanding     52,348,984    49,835,663
   Stock options and restricted stock              1,086,424       601,625
   Series B preferred stock                        3,175,311     3,562,897
   Convertible subordinated debentures                  --       3,125,000
                                                 ------------  ------------
                                                  56,610,719    57,125,185
                                                 ============  ============

 Earnings (Loss) per Diluted Share:
   Continuing operations                          $     0.69    $     0.50
   Discontinued operations                             (0.17)        (0.05)
                                                 ------------  ------------
   Available to common shareholders               $     0.52    $     0.45
                                                 ============  ============


Diluted shares for the periods presented reflect the effect of CNF's redemption in June 2004 of its convertible subordinated debentures.

Stock-Based Compensation

Officers and non-employee directors have been granted options under CNF's stock option plans to purchase common stock of CNF at prices equal to the market value of the stock on the date of grant. CNF accounts for stock-based compensation utilizing the intrinsic-value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, no compensation expense is recognized for fixed-option plans because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the dates of grant.

The following table sets forth the effect on net income and earnings per share if CNF had applied the fair-value based method and recognition provisions of SFAS 123, " Accounting for Stock-Based Compensation," to stock-based compensation:

                                                           Three Months
                                                              Ended
 (Dollars in thousands, except per share data)               March 31,
                                                   --------------------------
                                                       2005          2004
                                                   ------------  ------------
 Net income available to common shareholders,
   as reported                                      $   29,086    $   24,407
 Stock-based compensation cost included in
   reported income, net of tax                             413           648
 Additional compensation cost, net of tax, that
   would have been included in net income if the
   fair-value method had been applied                   (1,550)       (2,442)
                                                   ------------  ------------
 Adjusted net income as if the fair-value
   method had been applied                          $   27,949    $   22,613
                                                   ============  ============

 Earnings per share:
   Basic:
     As reported                                    $     0.56    $     0.49
                                                   ============  ============
     Adjusted                                       $     0.53    $     0.45
                                                   ============  ============
   Diluted:
     As reported                                    $     0.52    $     0.45
                                                   ============  ============
     Adjusted                                       $     0.50    $     0.42
                                                   ============  ============


The effect of applying SFAS 123 may not be indicative of the future effect.

Foreign Currency

Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in results of operations.

In the first quarter of 2004, CNF concluded that it would no longer assume indefinite reinvestment of past and future earnings of MWF's foreign subsidiaries and accordingly, recorded a deferred tax asset of $9.4 million to recognize the associated tax effect of MWF's accumulated foreign currency translation adjustment. The deferred tax asset was recorded in Assets of Discontinued Operations in the Consolidated Balance Sheets, as it relates to the discontinued Forwarding segment. In the third quarter of 2004, the accumulated foreign currency translation adjustment associated with the Forwarding segment was included in CNF's third-quarter impairment charge, as more fully discussed in Note 2, "Discontinued Operations." CNF did not change its assumptions regarding the repatriation of the foreign earnings of its other subsidiaries.






New Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), a revision of SFAS 123 that supersedes APB 25 and its related implementation guidance. SFAS 123R eliminates the alternative to use APB 25's intrinsic-value method of accounting that was provided in SFAS 123 as originally issued, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions) over the period during which an employee is required to provide service in exchange for the award.

SFAS 123R also amends FASB Statement No. 95, "Statement of Cash Flows," to require that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as financing cash flows, rather than as a reduction of taxes paid. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated because they depend on factors that cannot be predicted, including when employees exercise stock options.

The effective date of SFAS 123R is as of the beginning of the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005, which for CNF is the first quarter of 2006. CNF is currently assessing the impact that SFAS 123R will have on its financial statements.

Reclassification

Certain amounts in the prior-period financial statements have been reclassified to conform to the current-period presentation.

2.  Discontinued Operations

Discontinued operations in the periods presented relate to the sale of MWF and to EWA. For the periods presented, the results of operations, net assets, and cash flows of discontinued operations have been segregated from continuing operations, except where otherwise noted.

As required by EITF 87-24, "Allocation of Interest to Discontinued Operations," for periods prior to the disposition of MWF, continuing operations has been allocated general corporate overhead charges that were previously allocated to the discontinued Forwarding segment. These corporate overhead charges of $3.7 million in the first quarter of 2004 were allocated from discontinued operations to Con-Way and Logistics based on segment revenue and capital employed.

Results of discontinued operations are summarized below:

                                           Three Months Ended
                                               March 31,
                                     --------------------------
 (Dollars in thousands)                  2005          2004
                                     ------------  ------------

 Revenues                             $             $  504,064

 Loss from Discontinued Operations
   Loss before income tax benefit             --        (4,945)
   Income tax benefit                         --         1,929
                                     ------------  ------------
                                      $       --    $   (3,016)
                                     ============  ============

 Loss from Disposal, net of tax       $   (9,776)   $       --
                                     ============  ============








The assets and liabilities of discontinued operations, which are presented in the Consolidated Balance Sheets under the captions "Assets (or Liabilities) of Discontinued Operations," consisted of the following:



                                                March 31,   December 31,
 (Dollars in thousands)                           2005          2004
                                              ------------  ------------

 Assets
   Current assets                              $    5,128    $    5,128
   Employee benefits and long-lived assets         14,777        15,220
                                              ------------  ------------
       Total Assets                                19,905        20,348
                                              ------------  ------------
 Liabilities
   Accounts payable and accrued liabilities        22,366        33,243
   Other                                            1,080         1,462
                                              ------------  ------------
     Current Liabilities                           23,446        34,705

   Long-term liabilities                            2,666         6,862
                                              ------------  ------------
       Total Liabilities                           26,112        41,567
                                              ------------  ------------

 Net Liabilities                               $    6,207    $   21,219
                                              ============  ============


Menlo Worldwide Forwarding

Impairment Charge

On October 5, 2004, CNF and Menlo Worldwide, LLC ("MW") entered into a stock purchase agreement with UPS to sell all of the issued and outstanding capital stock of MWF. CNF completed the sale on December 19, 2004, as more fully discussed below. Although the stock purchase agreement was entered into on October 5, 2004, decisions by CNF's management and its Board of Directors and the third-quarter sale negotiations with UPS established CNF's commitment to sell MWF as of September 30, 2004. In the process of evaluating several strategic alternatives for MW's Forwarding segment, CNF was approached by UPS in the third quarter of 2004 with interest in acquiring MWF. Accordingly, in the third quarter of 2004, CNF classified MWF as held for sale and recognized a $260.5 million impairment charge to write down the recorded book value of MWF to its anticipated selling price, less costs to sell. The impairment charge was based on the agreement to sell MWF, as described below, and primarily represents the estimated write-down to the fair value of MWF's goodwill and long-lived assets, including MWF's accumulated foreign currency translation adjustment, as well as estimated selling costs.

Stock Purchase Agreement

The stock purchase agreement excludes certain assets and liabilities of MWF and includes certain assets and liabilities of CNF or its subsidiaries related to the business conducted by MWF. Among the assets and liabilities so excluded are those related to EWA, and the obligation related to MWF employees covered under CNF's domestic pension, postretirement medical and long-term disability plans. Under the agreement, UPS agreed to pay to CNF an amount equal to MWF's cash position as of December 31, 2004, and to pay the estimated present value of CNF's retained obligations related to MWF employees covered under CNF's long-term disability and postretirement medical plans, as agreed to by the parties or, in the absence of such agreement, as
determined by an independent actuary.   In addition, UPS assumed indebtedness
associated with the MWF business, including approximately $110 million of debt owed by MWF in connection with the City of Dayton, Ohio, Special Facilities Revenue Refunding Bonds, certain capital leases and other debt, other letters of credit, and overdraft facilities. Under the stock purchase agreement, CNF has agreed to a three-year non-compete covenant that, subject to certain exceptions, will limit CNF's annual air freight and ocean forwarding and/or customs brokerage revenues to $175 million. CNF has also agreed to indemnify UPS against certain losses that UPS may incur after the closing of the sale with certain limitations. Any losses related to these indemnification obligations or any other costs, including any future cash expenditures, related to the sale that have not been estimated and recognized at this time will be recognized in future periods as an additional loss from disposal when and if incurred.


Loss on Sale of MWF

Upon completion of the sale of MWF on December 19, 2004, CNF received cash consideration of $150 million, subject to certain post-closing adjustments, including adjustments for cash held by MWF at closing and MWF's net working capital as of closing. In connection with the sale, CNF in 2004 recognized a fourth-quarter loss from disposal of $15.8 million (net of a $3.6 million tax benefit), as the adjusted carrying value of MWF exceeded the cash consideration, including amounts received at closing and expected to be received in the future. Following settlement of the MWF cash balance in March 2005, CNF received cash of $29.4 million and recognized an additional first-quarter loss from disposal of $9.8 million, primarily to recognize the difference between the actual cash received and CNF's estimate of the cash position at December 31, 2004, and to accrue additional estimated transaction costs.

CNF recognized a tax benefit on its losses from the disposal of MWF, which are treated as capital losses for tax purposes. Under current tax law, capital losses can only be used to offset capital gains. CNF does not currently forecast any significant capital gains in the tax carry-forward period. Based in part on the amount of capital gains actually recognized for tax purposes, only $3.6 million of the total disposal-related tax benefit of $48.2 was realizable in 2004, and as a result, the remaining $44.6 million of the recognized tax benefit was fully offset by an equal valuation allowance.

Excluded Assets and Liabilities

As described above, the stock purchase agreement excludes, and CNF has retained, the obligations related to MWF employees covered under certain CNF-sponsored employee benefit plans, including domestic pension, postretirement and long-term disability plans that cover the noncontractual employees and former employees of both continuing and discontinued operations. These plans also include certain pension plans that cover only the current and former employees of the discontinued Forwarding segment (the "Forwarding Plans"). For financial reporting purposes, the prepaid benefit cost of the Forwarding Plans is reported in Assets of Discontinued Operations while the accrued benefit cost related to MWF employees covered under the other legally separate CNF-sponsored plans are reported in Employee Benefits of continuing operations. Under the stock purchase agreement, UPS agreed to pay to CNF the estimated present value of CNF's retained obligations related to MWF employees covered under CNF's long-term disability and postretirement medical plans, as agreed to by the parties or, in the absence of such agreement, as
determined by an independent actuary.   Accordingly, CNF in December 2004
recorded in Other Accounts Receivable a receivable for its estimate of the present value of these employee benefit obligations. As of March 31, 2005, UPS and CNF had not reached agreement as to the amount to be paid by UPS for the employee benefit obligations retained by CNF, and it is possible that the amount ultimately paid will be based upon an estimate prepared by an independent actuary. As more fully discussed below under "Estimates and Critical Accounting Policies," CNF's estimate of the present value of these employee benefit obligations is an actuarial determination that depends upon a number of assumptions and factors. If CNF's estimate is different than the amount actually payable by UPS, that difference would be recognized as a gain or loss from disposal when and if incurred.

The stock purchase agreement also excludes the assets and liabilities of EWA, including restructuring reserves related to its 2001 restructuring plan. EWA's restructuring reserves decreased to $27.4 million at March 31, 2005 from $33.8 million at December 31, 2004, primarily due to settlement of obligations. Restructuring reserves at March 31, 2005 were primarily reported in Liabilities of Discontinued Operations and consisted primarily of CNF's estimated exposure related to the labor matters described below, as well as other estimated remaining restructuring-related obligations.

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

3.  Reporting Segments

CNF discloses segment information in the manner in which the components are organized for making operating decisions, assessing performance and allocating resources. For financial reporting purposes, CNF is divided into three reporting segments: Con-Way Transportation Services ("Con-Way"), MW, and CNF Other. MW consists of the operating results of Menlo Worldwide Logistics ("Logistics") and Vector SCM, LLC ("Vector"), a joint venture with General Motors ("GM") that is accounted for as an equity-method investment. Certain corporate activities and the results of Road Systems, a trailer manufacturer, are reported in the CNF Other reporting segment.

In December of 2004, CNF sold MWF. As a result, for the periods presented, the results of operations, net assets, and cash flows of the Forwarding segment have been segregated as discontinued operations and excluded from the reporting segment financial data summarized below. Prior to the reclassification, the combined operating results of MWF and a portion of the operations of EWA were reported in continuing operations as the Forwarding segment. As more fully discussed in Note 2, "Discontinued Operations", for periods prior to the disposition of MWF, continuing operations has been allocated certain corporate overhead charges that were previously allocated to the discontinued Forwarding segment. The additional corporate overhead charges allocated to Con-Way and Logistics in the first quarter of 2004 were $3.2 million and $0.5 million, respectively.

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

                                                Three Months Ended
  (Dollars in thousands)                             March 31,
                                            --------------------------
                                                2005          2004
                                            ------------  ------------
 External Revenues
   Con-Way Transportation Services           $  659,373    $  593,876
   Menlo Worldwide - Logistics                  282,901       252,790
                                            ------------  ------------
                                                942,274       846,666
   CNF Other                                      5,409           254
                                            ------------  ------------
                                             $  947,683    $  846,920
                                            ============  ============


 Intersegment Revenue
   Con-Way Transportation Services           $    1,619    $    1,262
   Menlo Worldwide - Logistics                       --            --
                                            ------------  ------------
                                                  1,619         1,262
   CNF Other                                      9,601         6,100
                                            ------------  ------------
                                             $   11,220    $    7,362
                                            ============  ============

 Total  Revenues before
   Intersegment Eliminations
     Con-Way Transportation Services         $  660,992    $  595,138
     Menlo Worldwide  - Logistics               282,901       252,790
                                            ------------  ------------
                                                943,893       847,928
     CNF Other                                   15,010         6,354
     Intersegment Revenue                       (11,220)       (7,362)
     Eliminations
                                            ------------  ------------
                                             $  947,683    $  846,920
                                            ============  ============

 Operating Income (Loss)
   Con-Way Transportation Services           $   62,933    $   47,866
   Menlo Worldwide
     Logistics                                    5,653         6,042
     Vector                                       4,035         2,392
                                            ------------  ------------
                                                  9,688         8,434
     CNF Other                                      635          (852)
                                            ------------  ------------
                                             $   73,256    $   55,448
                                            ============  ============





4. Investment in Unconsolidated Joint Venture

Vector is a joint venture formed with GM in December 2000 for the purpose of providing logistics management services on a global basis for GM, and ultimately for customers in addition to GM. Although MW owns a majority interest in Vector, MW's portion of Vector's operating results are reported in the MW reporting segment as an equity-method investment based on GM's ability to control certain operating decisions. Vector is organized as a limited liability company that has elected to be taxed as a partnership. Therefore, the joint venture partners are responsible for income taxes applicable to their share of Vector's taxable income. MW's portion of Vector's net income, which is reported as a reduction of operating expenses in the accompanying Statements of Consolidated Income, does not include any provision for income taxes that will be incurred by CNF. MW's undistributed earnings from Vector at March 31, 2005 and December 31, 2004, before provision for CNF's related parent income taxes, was $31.2 million and $27.2 million, respectively.


Vector participates in CNF's centralized cash management system, and, consequently, Vector's domestic trade accounts payable are paid by CNF and settled through Vector's affiliate accounts with CNF. In addition, excess cash balances in Vector's bank accounts, if any, are invested by CNF and settled through affiliate accounts, which earn interest income based on a rate earned by CNF's cash-equivalent investments and marketable securities. As a result of Vector's excess cash invested by CNF, Vector's affiliate receivable from CNF as of March 31, 2005 and December 31, 2004 was $29.7 million and $15.5 million, respectively.

As required by the Vector Agreements, CNF provides Vector with a $20 million line of credit for Vector's working capital and capital expenditure requirements. Under the credit facility, which matures on December 13, 2005, Vector may obtain loans with an annual interest rate based on the rate CNF pays under its $400 million revolving credit facility. At March 31, 2005, CNF provided a portion of its $20 million credit commitment to Vector through CNF's guarantee of $2.5 million of uncommitted local currency overdraft facilities available to Vector by international banks. At March 31, 2005 and December 31, 2004, there was no balance outstanding under Vector's uncommitted local currency overdraft facilities and no borrowings were directly payable to CNF.


CNF's capital transactions with Vector, including cash advances to and from Vector under CNF's centralized cash management system and credit facility described above, are reported as adjustments to MW's investment in Vector in Deferred Charges and Other Assets in CNF's Consolidated Balance Sheets.

5.  Employee Benefit Plans

Employees of CNF and its subsidiaries in the U.S. are covered under the CNF Postretirement Medical Plan (the "Postretirement Plan") and several defined benefit pension plans (the "Pension Plans"). The Pension Plans consist of a plan that covers the non-contractual employees and former employees of CNF's continuing and discontinued operations (the "CNF Retirement Plan"), as well as certain pension plans that cover only the current and former employees of the discontinued Forwarding segment (the "Forwarding Plans"). As more fully discussed in Note 2, "Discontinued Operations," CNF completed the sale of MWF in December 2004. Accordingly, amounts related to the legally separate Forwarding Plans are not included in the employee benefit disclosures below and are reported as discontinued operations. As a result, the employee benefit plan interim disclosures presented below are provided only for the CNF Retirement Plan and the Postretirement Plan (collectively "the CNF Benefit Plans"). Based on CNF's intention to retain the CNF Benefit Plans following the sale of MWF, the obligation related to employees of MWF and EWA covered by these plans is included in Employee Benefits of continuing operations in CNF's Consolidated Balance Sheets at March 31, 2005 and December 31, 2004.


The following table summarizes the components of net periodic benefit expense for the CNF Retirement Plan:


                                                  Three Months Ended
                                                      March 31,
                                              --------------------------
 (Dollars in thousands)                           2005          2004
                                              ------------  ------------
 Service cost - benefits earned during
   the quarter                                 $   11,884    $   15,391
 Interest cost on benefit obligation               12,864        15,852
 Expected return on plan assets                   (14,604)      (15,575)
 Net amortization and deferral                        561         2,137
                                              ------------  ------------
   Net periodic benefit expense                $   10,705    $   17,805
                                              ============  ============



In the presentation above, the portion of benefit expense that relates to discontinued operations was immaterial in the first quarter of 2005 and $5.3 million in the first quarter of 2004.

CNF currently estimates that it will contribute $75 million to its Pension Plans in 2005, composed of a $30 million payment made in the second quarter and $45 million of payments anticipated in the third quarter.

The following table summarizes the components of net periodic benefit expense for the Postretirement Plan:


                                                  Three Months Ended
                                                       March 31,
                                              --------------------------
(Dollars in thousands)                           2005           2004
                                              ------------  ------------
 Service cost - benefits earned during
   the quarter                                 $      141    $      488
 Interest cost on benefit obligation                  563         1,477
 Net amortization and deferral                         30            69
                                              ------------  ------------
   Net periodic benefit expense                $      734    $    2,034
                                              ============  ============



In the presentation above, the portion of benefit expense that relates to discontinued operations was immaterial in the first quarter of 2005 and $1.0 million in the first quarter of 2004.


6.  Comprehensive Income

Comprehensive income, which is a measure of all changes in equity except those resulting from investments by owners and distributions to owners, was as follows:

                                                   Three Months Ended
 (Dollars in thousands)                                 March 31,
                                              --------------------------
                                                  2005          2004
                                              ------------  ------------

 Net income                                    $   31,075    $   26,429

 Other comprehensive income (loss):
   Unrealized loss on marketable securities            --          (211)
   Foreign currency translation
     adjustment (Note 1)                              388         9,859
                                              ------------  ------------
                                                      388         9,648
                                              ------------  ------------
 Comprehensive income                          $   31,463    $   36,077
                                              ============  ============


The following is a summary of the components of Accumulated Other
Comprehensive Loss, net of tax:

                                                March 31,   December 31,
 (Dollars in thousands)                           2005          2004
                                              ------------  ------------

 Accumulated foreign currency
   translation adjustments (Note 1)            $     (668)   $   (1,056)
 Minimum pension liability adjustment             (14,680)      (14,680)
                                              ------------  ------------
   Accumulated other comprehensive loss        $  (15,348)   $  (15,736)
                                              ============  ============


7.  Common Stock Repurchase Program

In January 2005, CNF's Board of Directors authorized a two-year stock repurchase program providing for the repurchase of up to $300 million in common stock in open market purchases and privately negotiated transactions. As of March 31, 2005, CNF repurchased a total of 694,000 shares at a cost of $32.3 million. CNF generally expects the remaining purchases to be made ratably throughout the remainder of the program.


8.  Commitments and Contingencies

Purchase Commitments

At March 31, 2005, Con-Way was obligated under purchase commitments to acquire $70.9 million of revenue equipment for delivery in 2005.

Spin-Off of CFC

On December 2, 1996, CNF completed the spin-off of Consolidated Freightways Corporation ("CFC") to CNF's shareholders. CFC was, at the time of the spin-off, and remains a party to certain multiemployer pension plans covering some of its current and former employees. The cessation of its U.S. operations in 2002 resulted in CFC's "complete withdrawal" (within the meaning of applicable federal law) from these multiemployer plans, at which point it became obligated, under federal law, to pay its share of any unfunded vested benefits under those plans.

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

Other

In February 2002, a lawsuit was filed against EWA in the District Court for the Southern District of Ohio, alleging violations of the Worker Adjustment and Retraining Notification Act (the "WARN Act") in connection with employee layoffs and ultimate terminations due to the August 2001 grounding of EWA's airline operations and the shutdown of the airline operations in December 2001. The court subsequently certified the lawsuit as a class action on behalf of affected employees laid off between August 11 and August 15, 2001. The WARN Act generally requires employers to give 60-days notice, or 60-days pay and benefits in lieu of notice, of any shutdown of operations or mass layoff at a site of employment. The estimated range for potential loss on this matter is zero to approximately $8 million. CNF intends to continue to vigorously defend the lawsuit.

In September 2003, CNF received notice from the United States Attorney's Office for the District of Columbia that EWA is being considered for possible civil action under the False Claims Act for allegedly submitting false invoices to the U.S. Postal Service ("USPS") for payment under the Priority Mail contract. EWA subsequently entered into a tolling agreement with the government in order to give the parties more time to investigate the allegations. In November 2004, CNF representatives met with the government to discuss the government's allegations, and at that time received certain information relating to the government's investigation. EWA is continuing with its own investigation of the allegations, and as a result, is currently unable to predict the outcome of this matter. Under the False Claims Act, the government would be entitled to recover treble damages, plus penalties, if a court were to ultimately conclude that EWA knowingly submitted false invoices to the USPS.

CNF is a defendant in various other lawsuits incidental to its businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material impact on CNF's financial condition, cash flows, or results of operations.







ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                Introduction

Management's Discussion and Analysis of Financial Condition and Results of Operations (referred to as "Management's Discussion and Analysis") is intended to assist in a historical and prospective understanding of CNF's results of operations, financial condition and cash flows, including a discussion and analysis of the following:

  *  Overview of Business
  *  Results of Operations
  *  Liquidity and Capital Resources
  *  Estimates and Critical Accounting Policies
  *  Other Matters

This discussion and analysis should be read in conjunction with the information included in CNF's 2004 Annual Report on Form 10-K.

                            Overview of Business

CNF provides transportation and supply chain management services for a wide range of manufacturing, industrial, and retail customers. For financial reporting purposes, CNF is divided into three reporting segments: Con-Way Transportation Services ("Con-Way"), primarily a provider of regional less-than-truckload ("LTL") freight services; MW, a provider of integrated contract logistics solutions; and CNF Other, which includes certain corporate activities and Road Systems, a trailer manufacturer. MW consists of the operating results of Menlo Worldwide Logistics ("Logistics") and Vector, a joint venture with GM that is accounted for as an equity-method investment.

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

As more fully discussed under "Results of Operations - Discontinued Operations," CNF and MW in 2004 sold Menlo Worldwide Forwarding ("MWF") to
UPS.   Accordingly, the results of operations, net assets, and cash flows of the Menlo Worldwide Forwarding ("Forwarding") segment have been segregated and reported as discontinued operations.

                            Results of Operations

CNF's net income from continuing operations (after preferred stock dividends and income taxes) in the first quarter of 2005 rose 41.7% to $38.9 million ($0.69 per diluted share), due primarily to significantly higher operating income from Con-Way. Net income from continuing operations was offset by a $9.8 million net loss ($0.17 per diluted share) from discontinued operations, which reflects a loss related to the disposition of MWF. The resulting net income available to common shareholders in the first quarter of 2005 was $29.1 million ($0.52 per diluted share), a 19.2% increase from $24.4 million ($0.45 per diluted share) in last year's first quarter.







The following table compares CNF's consolidated operating results (dollars in thousands, except per share amounts):

                                             Three Months Ended
                                                 March 31,
                                         --------------------------
                                             2005           2004
                                         ------------  ------------
 Revenues                                 $  947,683    $  846,920
 Operating Income                             73,256        55,448

 Net Income (Loss)
   Continuing Operations 1,  2            $   38,862    $   27,423
   Discontinued Operations 2                  (9,776)       (3,016)
                                         ------------  ------------
   Available to Common Shareholders       $   29,086    $   24,407
                                         ============  ============

 Diluted Earnings (Loss) per Share
   Continuing Operations                  $     0.69    $     0.50
   Discontinued Operations                     (0.17)        (0.05)
                                         ------------  ------------
   Available to Common Shareholders       $     0.52    $     0.45
                                         ============  ============

1    After preferred stock dividends

2    As required by EITF 87-24, "Allocation of Interest to Discontinued
Operations," for periods prior to the disposition of MWF, continuing operations has been allocated general corporate overhead charges that were previously allocated to the discontinued Forwarding segment. These corporate overhead charges of $3.7 million in the first quarter of 2004 were allocated from discontinued operations to Con-Way and Logistics based on segment revenue and capital employed.

Continuing Operations

In the first quarter of 2005, CNF's revenue increased 11.9% to $947.7 million, due to higher revenue at all reporting segments, which benefited from improved economic conditions. Consolidated operating income in the first quarter of 2005 rose 32.1%, on significantly higher operating income from Con-Way and improved operating results from MW. Con-Way's operating income in the first quarter of 2005 increased 31.5% on revenue growth of 11.0%. MW reported higher operating income in the first quarter of 2005 due primarily to an increase in operating income from Vector, partially offset by lower operating income from Logistics. Vector's operating income in the first quarter of 2005 increased $1.6 million to $4.0 million while Logistics reported a 6.4% decrease in operating income.

Other net expense in the first quarter of 2005 increased 3.7% to $7.4 million, due primarily to increases in interest expense and other net non-operating expenses, partially offset by a $3.9 million increase in interest income on cash equivalents and marketable securities. Interest expense in the first quarter of 2005 rose $3.1 million, due largely to the net effect on interest from financing transactions, including the $292.6 million net issuance in April 2004 of 6.7% Senior Debentures and the $128.9 million redemption in June 2004 of 5% Convertible Debentures. Miscellaneous net non-operating expenses in the first quarter of 2005 reflects a $0.6 million decline in the income from corporate-owned life insurance policies that were terminated in the third quarter of 2004 and a $0.3 million decline in foreign exchange gain.

In the first quarter of 2005, the increase in net income from continuing operations (after income taxes and preferred stock dividends) was substantially due to improved operating income on higher revenue. Higher non-operating expense was more than offset by a lower effective tax rate, which declined to 37.9% in the first quarter of 2005 from 39.0% in the first quarter of 2004, due primarily to higher net income and the reversal of reserves on certain tax issues.


Con-Way Transportation Services

The following table compares operating results (dollars in thousands), operating margins, and the percentage increase in selected operating statistics of the Con-Way reporting segment:

                                                Three Months Ended
                                                     March 31,
                                            --------------------------
                                                2005          2004
                                            ------------  ------------
 Summary of Operating Results
   Revenues                                  $  659,373    $  593,876
   Operating Income                              62,933        47,866
   Operating Margin                                 9.5%          8.1%

                                             2005 vs. 2004
                                            --------------
 Selected Regional-Carrier Operating
   Statistics
     Revenue per day                              +11.6%
     Yield                                         +4.6
     Weight per day                                +6.6
     Weight per shipment                           +4.0

Con-Way's revenue in the first quarter of 2005 rose 11.0% due to a 10.9% increase in revenue from Con-Way's regional carriers and revenue growth of 13.5% from the Con-Way Supply Chain Group, which includes Con-Way NOW, Con-Way Air Express, Con-Way Truckload, and Con-Way Logistics. Beginning in the second quarter of 2005, the Con-Way Logistics business will be integrated with Menlo Worldwide Logistics, as more fully discussed below under "Menlo Worldwide - Logistics." First-quarter revenue per day from the regional carriers in 2005 rose 11.6% from 2004 on a 6.6% increase in weight per day ("weight") and a 4.6% increase in revenue per hundredweight ("yield"). Management believes a portion of the weight improvement in 2005 was from market-share gains, due in part to a spot-quote program that contributed to an increase in the number of shipments in excess of 10,000 pounds. Yield increases in the first quarter of 2005 primarily reflect an increase in fuel surcharges. Excluding fuel surcharges, first quarter yield in 2005 increased 0.7% from 2004. Yields in 2005 also benefited from continued growth in higher-rated interregional joint services and general rate increases in June 2004, but were adversely affected by a 4.0% increase in weight per shipment, which was largely driven by the spot-quote program described above. Rates typically decline when weight per shipment increases, as freight with a higher weight per shipment typically has a lower transportation cost per unit of weight.

Con-Way's operating income in the first quarter of 2005 increased 31.5%, due largely to higher revenue and improved margins from the regional carriers. First-quarter operating income in 2005 was affected by purchased transportation costs, which rose 20.9% from the prior year and increased as a percent of revenue to 14.7% from 13.5%. Fuel costs in the first quarter of 2005 increased 52.0% from the first quarter of 2004, but those higher costs were recovered through the fuel surcharges discussed above. First-quarter employee costs in 2005 increased 4.9% from the prior year due largely to increases in employee headcount, but decreased as a percent of revenue due in part to increased productivity and a decline in employee benefits cost as a percent of revenue.


Menlo Worldwide

The Menlo Worldwide reporting segment consists of the operating results of Logistics and Vector. MW reported first-quarter revenue in 2005 of $282.9 million, an 11.9% increase from 2004. First-quarter operating income for MW was $9.7 million, a 14.9% increase from last year. Although MW owns a majority equity interest, the operating results of Vector are reported as an equity-method investment based on GM's ability to control certain operating decisions. Accordingly, CNF's Consolidated Statements of Income do not include any revenue from Vector and only MW's proportionate share of the net income from Vector is reported as a reduction of operating expenses.


The following table compares operating results (dollars in thousands) and operating margins of the MW reporting segment:

                                         Three Months Ended
                                             March 31,
                                    --------------------------
                                        2005          2004
                                    ------------  ------------
 Summary of Operating Results

 Logistics
  Revenues                           $  282,901    $  252,790
  Purchased Transportation             (198,405)     (174,770)
                                    ------------  ------------
  Net Revenues                           84,496        78,020
  Operating Income                        5,653         6,042
  Operating Margin                          2.0%          2.4%

 Vector
  Operating Income                   $    4,035    $    2,392


Menlo Worldwide - Logistics

Logistics' revenue in the first quarter of 2005 increased 11.9% from the first quarter of 2004, due principally to increases in revenue from carrier-management and warehouse-management services of 10.4% and 17.9%, respectively. Carrier-management revenue is attributable to contracts for which Logistics manages the transportation of freight but subcontracts the actual transportation and delivery of products to third parties, which Logistics refers to as purchased transportation. Despite double-digit percentage growth in carrier- and warehouse-management services, Logistics' net revenue (revenue less purchased transportation) in the first quarter of 2005 increased 8.3% over last year's first quarter, due largely to a 13.5% increase in purchased transportation costs.

Logistics' operating income in the first quarter of 2005 decreased 6.4% from the first quarter of 2004, reflecting margin declines, which were due primarily to higher purchased transportation costs on carrier-management services, lower customer shipment volumes on transaction-based warehouse-management services and administrative costs related to expansion in international markets. Management will seek to increase margins by renegotiating certain customer and vendor contracts on carrier-management services and reducing costs in line with lower customer shipment volumes on warehouse-management services.

Beginning in the second quarter of 2005, Logistics will integrate the Con-Way Logistics business into its operations. The integration of the two businesses is intended to provide an enterprise solution offering for Logistics' customers that want to use Con-Way as a primary transportation provider. The integration is also expected to expand Con-Way Logistics' multi-client warehousing service to Logistics' larger warehouse network.

Menlo Worldwide - Vector

Operating Results

First-quarter operating income reported from MW's equity investment in Vector increased to $4.0 million in 2005 from $2.4 million in 2004, due primarily to higher operating income earned in GM's international regions, partially offset by a decline in operating income from GM's North America region. Improved operating income in GM's international regions was substantially due to the revised compensation principles in GM's European region, as described below.

North America

In August 2003, the Vector Agreements were amended, primarily to expedite the transition of logistics services in the North America region from GM to Vector, as more fully discussed in Note 3, "Investment in Unconsolidated Joint Venture," of Item 8, "Financial Statements and Supplementary Data," in CNF's 2004 Annual Report on Form 10-K. Prior to the 2003 amendment, agreements pertaining to Vector provided that Vector would be compensated by sharing in efficiency gains and cost savings achieved through the implementation of Approved Business Cases ("ABCs") and other special projects in GM's North America region and GM's three international regions. An ABC is a project, developed with and approved by GM, aimed at reducing costs, assuming operational responsibilities, and/or achieving operational changes.

Under the amended Vector Agreements, Vector is compensated for its management of logistics for all of GM's North America operations rather than through its sharing in efficiency gains and cost savings under individual ABCs. In each year of a five-year period retroactive to January 1, 2003, Vector will be compensated with a management fee based on shipment volumes ("volume-based compensation") and, beginning in 2004, can earn additional compensation if certain performance criteria are achieved ("performance-based compensation"). In accordance with GAAP, compensation under the volume-based management fee is recognized as vehicles are shipped while performance-based compensation is recognized on the achievement of specified levels of cost savings, which will generally not be determinable until the fourth quarter of each contract year. Vector will also be compensated by GM for its direct and administrative costs in North America, subject to certain limitations. For other special projects in GM's North America region, Vector is compensated under ABCs. CNF expects a declining amount of volume-based compensation in each successive year covered under the amended Vector agreements for North America. CNF does not currently expect to earn performance-based compensation in 2005, except for special projects compensated under ABCs, based primarily on current-year increases in fuel and other transportation costs that CNF believes will prevent the attainment of performance criteria in 2005.

International

Effective January 1, 2005, for the 2005 calendar year, all of the ABCs for GM's European region were amended to compensate Vector with cost reimbursement and a management fee based on vehicle production volumes, rather than through separately approved ABCs. As a result of the amendment, compensation earned from GM's European region in the first quarter of 2005 increased $2.6 million from the same quarter last year. After 2005, Vector's compensation for GM's European region will again be based on separately approved ABCs, unless further amendments are negotiated. The compensation principles for GM's Latin America and Asia/Pacific regions are unaffected by the 2005 amendments in the European region.

Call Right and Put Right

Under the Vector Agreements, GM has the right to purchase MW's membership interest in Vector ("Call Right") and MW has the right to require GM to purchase MW's membership interest in Vector ("Put Right"). The Call Right and Put Right are exercisable at the sole discretion of GM and MW, respectively. Under the amended Vector Agreements, the amount payable by GM to MW under the Put Right is based on a mutually agreed-upon estimated value for MW's membership interest as of the contract amendment date and will decline on a straight-line basis over an 8-year period beginning January 1, 2004. Exercise of MW's Put Right or GM's Call Right would result in MW retaining any commercialization contracts involving customers other than GM.

CNF Other Segment

The CNF Other segment consists of the results of Road Systems and certain corporate activities. A majority of the revenue from Road Systems was from sales to Con-Way. The CNF Other segment reported first-quarter operating income of $0.6 million in 2005 compared to an operating loss of $0.9 million in 2004. The first quarter of 2005 included a $1.4 million gain from corporate insurance activities, while the same quarter of last year included a $1.1 million operating loss from sales of corporate properties.

Discontinued Operations

Discontinued operations in the periods presented relate to the sale of MWF and to EWA. For the periods presented, the results of operations, net assets, and cash flows of discontinued operations have been segregated from
continuing operations, except where otherwise noted.   The operating results
and net assets of discontinued operations are summarized in Note 2, "Discontinued Operations," of Item 1, "Financial Statements."

Menlo Worldwide Forwarding

Impairment Charge

On October 5, 2004, CNF and Menlo Worldwide, LLC ("MW") entered into a stock purchase agreement with UPS to sell all of the issued and outstanding capital stock of MWF. CNF completed the sale on December 19, 2004, as more fully discussed below. Although the stock purchase agreement was entered into on October 5, 2004, decisions by CNF's management and its Board of Directors and the third-quarter sale negotiations with UPS established CNF's commitment to sell MWF as of September 30, 2004. In the process of evaluating several strategic alternatives for MW's Forwarding segment, CNF was approached by UPS in the third quarter of 2004 with interest in acquiring MWF. Accordingly, in the third quarter of 2004, CNF classified MWF as held for sale and recognized a $260.5 million impairment charge to write down the recorded book value of MWF to its anticipated selling price, less costs to sell. The impairment charge was based on the agreement to sell MWF, as described below, and primarily represents the estimated write-down to the fair value of MWF's goodwill and long-lived assets, including MWF's accumulated foreign currency translation adjustment, as well as estimated selling costs.

Stock Purchase Agreement

The stock purchase agreement excludes certain assets and liabilities of MWF and includes certain assets and liabilities of CNF or its subsidiaries related to the business conducted by MWF. Among the assets and liabilities so excluded are those related to EWA, and the obligation related to MWF employees covered under CNF's domestic pension, postretirement medical and long-term disability plans. Under the agreement, UPS agreed to pay to CNF an amount equal to MWF's cash position as of December 31, 2004, and to pay the estimated present value of CNF's retained obligations related to MWF employees covered under CNF's long-term disability and postretirement medical plans, as agreed to by the parties or, in the absence of such agreement, as
determined by an independent actuary.   In addition, UPS assumed indebtedness
associated with the MWF business, including approximately $110 million of debt owed by MWF in connection with the City of Dayton, Ohio, Special Facilities Revenue Refunding Bonds, certain capital leases and other debt, other letters of credit, and overdraft facilities. Under the stock purchase agreement, CNF has agreed to a three-year non-compete covenant that, subject to certain exceptions, will limit CNF's annual air freight and ocean forwarding and/or customs brokerage revenues to $175 million. CNF has also agreed to indemnify UPS against certain losses that UPS may incur after the closing of the sale with certain limitations. Any losses related to these indemnification obligations or any other costs, including any future cash expenditures, related to the sale that have not been estimated and recognized at this time will be recognized in future periods as an additional loss from disposal when and if incurred. For additional details, refer to the stock purchase agreement filed as an exhibit to CNF's Form 8-K dated October 5, 2004 and the amendment to the stock purchase agreement filed as an exhibit to CNF's Form 8-K dated December 21, 2004.

Loss on Sale of MWF

Upon completion of the sale of MWF on December 19, 2004, CNF received cash consideration of $150 million, subject to certain post-closing adjustments, including adjustments for cash held by MWF at closing and MWF's net working capital as of closing. In connection with the sale, CNF in 2004 recognized a fourth-quarter loss from disposal of $15.8 million (net of a $3.6 million tax benefit), as the adjusted carrying value of MWF exceeded the cash consideration, including amounts received at closing and expected to be received in the future. Following settlement of the MWF cash balance in March 2005, CNF received cash of $29.4 million and recognized an additional first-quarter loss from disposal of $9.8 million, primarily to recognize the difference between the actual cash received and CNF's estimate of the cash position at December 31, 2004, and to accrue additional estimated transaction costs.

CNF recognized a tax benefit on its losses from the disposal of MWF, which are treated as capital losses for tax purposes. Under current tax law, capital losses can only be used to offset capital gains. CNF does not currently forecast any significant capital gains in the tax carry-forward period. Based in part on the amount of capital gains actually recognized for tax purposes, only $3.6 million of the total disposal-related tax benefit of $48.2 was realizable in 2004, and as a result, the remaining $44.6 million of the recognized tax benefit was fully offset by an equal valuation allowance.

Excluded Assets and Liabilities

As described above, the stock purchase agreement excludes, and CNF has retained, the obligations related to MWF employees covered under certain CNF-sponsored employee benefit plans, including domestic pension, postretirement and long-term disability plans that cover the noncontractual employees and former employees of both continuing and discontinued operations. These plans also include certain pension plans that cover only the current and former employees of the discontinued Forwarding segment (the "Forwarding Plans"). For financial reporting purposes, the prepaid benefit cost of the Forwarding Plans is reported in Assets of Discontinued Operations while the accrued benefit cost related to MWF employees covered under the other legally separate CNF-sponsored plans are reported in Employee Benefits of continuing operations. Under the stock purchase agreement, UPS agreed to pay to CNF the estimated present value of CNF's retained obligations related to MWF employees covered under CNF's long-term disability and postretirement medical plans, as agreed to by the parties or, in the absence of such agreement, as
determined by an independent actuary.   Accordingly, CNF in December 2004
recorded in Other Accounts Receivable a receivable for its estimate of the present value of these employee benefit obligations. As of March 31, 2005, UPS and CNF had not reached agreement as to the amount to be paid by UPS for the employee benefit obligations retained by CNF, and it is possible that the amount ultimately paid will be based upon an estimate prepared by an independent actuary. As more fully discussed below under "Estimates and Critical Accounting Policies," CNF's estimate of the present value of these employee benefit obligations is an actuarial determination that depends upon a number of assumptions and factors. If CNF's estimate is different than the amount actually payable by UPS, that difference would be recognized as a gain or loss from disposal when and if incurred.

The stock purchase agreement also excludes the assets and liabilities of EWA, including restructuring reserves related to its 2001 restructuring plan. EWA's restructuring reserves decreased to $27.4 million at March 31, 2005 from $33.8 million at December 31, 2004, primarily due to settlement of obligations. Restructuring reserves at March 31, 2005 were primarily reported in Liabilities of Discontinued Operations and consisted primarily of CNF's estimated exposure related to the labor matters described below, as well as other estimated remaining restructuring-related obligations.

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







                       Liquidity and Capital Resources

Cash and cash equivalents rose to $675.1 million at March 31, 2005 from $386.9 million at December 31, 2004, as $66.4 million provided by operating activities and $261.4 million provided by investing activities significantly exceeded $29.0 million used in financing activities. Cash provided by investing activities primarily reflects a $290.3 decrease in short-term marketable securities, partially offset by capital expenditures of $27.0 million. CNF's cash flows are summarized in the table below.


                                                         Three Months Ended
 (Dollars in thousands)                                     March 31,
                                                    --------------------------
                                                        2005          2004
                                                    ------------  ------------
 Operating Activities
   Net income                                        $   31,075    $   26,429
   Discontinued operations                                9,776         3,016
   Non-cash adjustments (1)                              25,611        31,087
                                                    ------------  ------------
                                                         66,462        60,532
   Changes in assets and liabilities
     Receivables                                         (4,459)      (17,745)
     Accounts payable and accrued liabilities,
       excluding accrued incentive compensation           7,391        36,683
     Accrued incentive compensation                     (38,868)       (6,911)
     Income taxes                                        21,340        16,311
     Employee benefits                                   10,503        14,378
     Deferred charges and credits                        17,082         4,209
     All other changes in assets and liabilities        (13,049)      (27,353)
                                                    ------------  ------------
                                                            (60)       19,572

 Net Cash Provided by Operating Activities               66,402        80,104
                                                    ------------  ------------

 Net Cash Provided by Investing Activities              261,360        22,915
                                                    ------------  ------------

 Net Cash Used in Financing Activities                  (29,045)      (23,625)
                                                    ------------  ------------

 Net Cash Provided by Continuing Operations             298,717        79,394
 Net Cash Provided by (Used in)
   Discontinued Operations                              (10,557)       21,163
                                                    ------------  ------------
Increase in Cash and Cash Equivalents                $  288,160    $  100,557
                                                    ============  ============

 (1) "Non-cash adjustments" refer to depreciation, amortization, deferred income taxes, provision for uncollectible accounts, equity in earnings of joint venture, and non-cash gains and losses.


Continuing Operations

Operating Activities

Cash flow from continuing operations in the first quarter of 2005 was $66.4 million, a $13.7 million decline from last year's first quarter. Net income before non-cash items in the first quarter of 2005 exceeded the same quarter of last year; however, in 2005, that improvement was more than offset by a larger first-quarter decline in accrued incentive compensation. Accrued incentive compensation decreased $38.9 million in the first quarter of 2005, while the prior-year first quarter reflects a $6.9 million reduction. In both periods, changes in accrued incentive compensation reflect CNF's payment schedule for its employee incentive plans, under which total incentive compensation earned in an award year is paid to employees with a partial payment in December of the award year and a final payment in February of the next award year. In both 2005 and 2004, first-quarter payments for incentive compensation exceeded expense accruals. Receivables in the first quarter of 2005 used $4.5 million as a revenue-driven increase in receivables was partially offset by $29.4 million received from UPS in connection with the sale of MWF and a decline in CNF's receivable for income tax refunds. CNF's income tax receivable, as reported in Other Receivables in CNF's Consolidated
Balance Sheets, decreased based on taxable income.   Cash used in accrued
incentive compensation and receivables was partially offset by positive cash flows from a $17.1 million decline in deferred charges, which primarily reflects a reduction in MW's investment in Vector. MW's investment in Vector consists of MW's proportionate share of Vector's undistributed earnings and any affiliate receivable or payable between CNF and Vector, as more fully discussed in Note 4, "Investment in Unconsolidated Joint Venture," in Item 1, "Financial Statements." In the first quarter of 2005, Vector transferred excess cash to CNF, which increased CNF's affiliate payable to Vector and contributed to a $10.2 million decline in MW's investment in Vector.

Investing Activities

Investing activities in the first quarter of 2005 provided $261.4 million compared to $22.9 million provided in the first quarter of 2004. In both periods presented, investing activities consisted primarily of capital expenditures and the fluctuations in short-term marketable securities. Capital expenditures in the first quarter of 2005 increased $15.2 million from the first quarter of 2004 due substantially to expenditures at Con-Way, which increased its tractor and trailer acquisitions to $16.2 million in the first quarter of 2005 from $6.7 million in the first quarter of 2004. Investments in marketable securities decreased in the first quarter of 2005 and 2004 by $290.3 million and $37.1 million, respectively, primarily from the conversion of auction-rate securities into cash.

Financing Activities

Financing activities in the first quarter of 2005 used cash of $29.0 million compared to $23.6 million used in the first quarter of 2004. In the first quarter of 2005, cash used in financing activities includes $32.3 million use for the repurchase of common stock under CNF's common stock repurchase program described below. Financing activities in both periods presented also reflect dividend payments and scheduled principal payments for the Thrift and Stock Plan notes guaranteed by CNF. Cash provided by the exercise of stock options increased to $26.1 million in the first quarter of 2005 from $0.4 million in the same quarter last year, due primarily to an increase in the market price for CNF's common stock.

In January 2005, the Board of Directors authorized the repurchase of up to $300 million in CNF's common stock from time to time during the next two years in open market purchases and privately negotiated transactions. CNF currently estimates it will repurchase approximately $150 million of CNF's common stock annually in 2005 and 2006.

CNF has a $400 million revolving credit facility that matures on March 11, 2010. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to $400 million. At March 31, 2005, no borrowings were outstanding under the facility and $189.9 million of letters of credit were outstanding, leaving $210.1 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions to borrowing. CNF had other uncommitted unsecured credit facilities totaling $120.0 million at March 31, 2005, which are available to support letters of credit, bank guarantees, and overdraft facilities; at that date, a total of $39.9 million was outstanding under these facilities. Of the total letters of credit outstanding at March 31, 2005, $219.4 million provided collateral for CNF workers' compensation and vehicular self-insurance programs. See "Other Matters - Forward-Looking Statements" below, and Note 5, "Debt and Other Financing Arrangements," in Item 8, "Financial Statements and Supplementary Data," of CNF's 2004 Annual Report on Form 10-K for additional information concerning CNF's $400 million credit facility and some of its other debt instruments.

Defined Benefit Pension Plans

CNF periodically reviews the funding status of its defined benefit pension plans for non-contractual employees, and makes contributions from time to time as necessary in order to comply with the funding requirements of the Employee Retirement Income Security Act ("ERISA"). CNF applies the recognition and measurement criteria of GAAP in reporting the effect of its pension plans in its consolidated financial statements. However, pension funding requirements are determined by ERISA rather than GAAP. CNF currently estimates that it will contribute $75 million in 2005, composed of a $30 million payment made in the second quarter and $45 million of payments anticipated in the third quarter. CNF also made defined benefit pension plan contributions of $90.8 million in 2004, $75.0 million in 2003, and $76.2 million in 2002, and $13.1 million in 2001 but made no contributions from 1996 through 2000, due in part to the high rate of return realized on plan assets and for the lack of tax deductibility of funding during that period.


Contractual Cash Obligations

CNF's contractual cash obligations as of December 31, 2004 are summarized in CNF's 2004 Annual Report on Form 10-K under Item 7, "Management's Discussion and Analysis - Liquidity and Capital Resources - Contractual Cash Obligations." In the first quarter of 2005, there have been no material changes in CNF's contractual cash obligations outside the ordinary course of business.

At March 31, 2005, Con-Way was obligated under purchase commitments to acquire $70.9 million of revenue equipment for delivery in 2005. CNF currently anticipates capital expenditures of approximately $235 million in 2005, including its obligations under purchase commitments described above.

Other

CNF's ratio of total debt to capital decreased to 46.8% at March 31, 2005 from 47.9% at December 31, 2004, due primarily to the increase in retained earnings resulting from net income earned in the first quarter of 2005.

Discontinued Operations

On December 19, 2004, CNF completed the sale of MWF to UPS for $150 million in cash, subject to adjustment for cash held by MWF at closing and the net capital of MWF as of closing. In March 2005, CNF received $29.4 million from UPS for the reimbursable cash held by MWF at closing, with no adjustment for net capital.

As more fully discussed under " Results of Operations - Discontinued Operations," UPS agreed to pay to CNF an amount equal to CNF's retained obligations related to MWF employees covered under CNF's long-term disability and postretirement medical plans, as agreed to by parties or, in the absence of such agreement, as determined by an independent actuary. Accordingly, CNF in December 2004 recorded in Other Accounts Receivable a receivable for its estimate of the present value of these employee benefit obligations. As of March 31, 2005, UPS and CNF had not reached agreement as to the amount to be paid by UPS for the employee benefit obligations retained by CNF, and it is possible that the amount ultimately paid will be based upon an estimate prepared by an independent actuary.




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

Self-Insurance Reserves

CNF uses a combination of insurance and self-insurance programs to provide for the costs of medical, casualty, liability, vehicular, cargo and workers' compensation claims. In the measurement of these costs, CNF considers historical claims experience, medical costs, demographic and severity factors and other assumptions. Self-insurance accruals are developed based on the estimated, undiscounted cost of claims, including those claims incurred but not reported as of the balance sheet date. The long-term portion of self-insurance accruals relates primarily to workers' compensation and vehicular claims that are payable over several years. The actual costs may vary from estimates.

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

Disposition and Restructuring Estimates

As more fully discussed under "Results of Operations - Discontinued Operations," CNF's management made significant estimates and assumptions in connection with the restructuring of EWA in 2001 and the disposition of MWF in 2004. Actual results could differ from estimates, which could affect related amounts reported in the financial statements.

Uncollectible Accounts Receivable

CNF and its subsidiaries report accounts receivable at net realizable value and provide an allowance for uncollectible accounts when collection is considered doubtful. Con-Way provides for uncollectible accounts based on various judgments and assumptions, including revenue levels, historical loss experience, and composition of outstanding accounts receivable. Logistics, based on the size and nature of its client base, performs a frequent and periodic evaluation of its customers' creditworthiness and accounts receivable portfolio and recognizes expense from uncollectible accounts when losses are both probable and reasonably estimable.

Defined Benefit Pension Plans

CNF has defined benefit pension plans that cover employees and former non-contractual employees in the United States. The amount recognized as pension expense and the accrued pension liability depend upon a number of assumptions and factors, the most significant being the discount rate used to measure the present value of pension obligations, the assumed rate of return on plan assets, which are both affected by economic conditions and market fluctuations, and the rate of compensation increase.

CNF assumed a discount rate of 6.25% for purposes of calculating its pension expense in both 2005 and 2004. CNF adjusts its discount rate periodically by taking into account changes in high-quality corporate bond yields and the guidance of its outside actuaries. In determining the appropriate discount rate, CNF in 2004 began utilizing a bond model that incorporates expected cash flows of plan obligations. The bond model uses a selected portfolio of Moody's Aa-or-better rated bonds with cash flows and maturities that match the projected benefit payments of CNF's pension plans. CNF's discount rate is equal to the yield on the portfolio of bonds, which will typically exceed the Moody's Aa corporate bond index due to the long duration of expected benefit payments from CNF's plan. If all other factors were held constant, a 0.25% decline in the discount rate would result in an estimated $6 million increase in 2005 annual pension expense.

CNF adjusts its assumed rate of return on plan assets based on historical returns and current market expectations. The rate of return is based on a mean-expected 20-year return on the current asset allocation and the effect of actively managing the plan, net of fees and expenses. For purposes of calculating its pension expense, CNF assumed a rate of return on plan assets of 8.5% in 2005, a decline from an assumption of 9.0% in 2004. Using year-end plan asset values, a 0.5% decline in the assumed rate of return on plan assets would result in an estimated $4 million increase in 2005 annual pension expense.

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

Goodwill and Other Long-Lived Assets

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


                                Other Matters

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

Business Interruption

CNF and its subsidiaries rely on CNF Service Company for the performance of shared administrative and technology services in the conduct of their businesses. CNF's computer facilities and its administrative and technology employees are located at the Administrative and Technology ("AdTech") Center, a centralized shared-service facility. Although CNF maintains backup systems and has disaster recovery processes and procedures in place, a sustained interruption in the operation of these facilities, whether due to terrorist activities, earthquakes, floods or otherwise, could have a material adverse effect on CNF's financial condition, cash flows, and results of operations.

Homeland Security

CNF is subject to compliance with cargo security and transportation regulations issued by the Department of Homeland Security and the Department of Transportation. CNF is not able to accurately predict how new governmental regulation will affect the transportation industry. However, CNF believes that any additional security measures that may be required by future regulations could result in additional costs and could have an adverse effect on its ability to serve customers and on its financial condition, results of operations, and cash flows.

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

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), a revision of SFAS 123 that supersedes APB 25 and its related implementation guidance. SFAS 123R eliminates the alternative to use APB 25's intrinsic-value method of accounting that was provided in SFAS 123 as originally issued, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions) over the period during which an employee is required to provide service in exchange for the award.

SFAS 123R also amends FASB Statement No. 95, "Statement of Cash Flows," to require that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as financing cash flows, rather than as a reduction of taxes paid. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated because they depend on factors that cannot be predicted, including when employees exercise stock options.

The effective date of SFAS 123R is as of the beginning of the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005, which for CNF is the first quarter of 2006. CNF is currently assessing the impact that SFAS 123R will have on its financial statements.

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

  * the possibility of defaults under CNF's $400 million credit agreement and other debt instruments, including defaults resulting from additional unusual charges or from any costs or expenses that CNF may incur, and the possibility that CNF may be required to repay certain indebtedness in the event that the ratings assigned to its long-term senior debt by credit rating agencies are reduced;

  * labor matters, including the grievance by furloughed pilots and crew members, labor organizing activities, work stoppages or strikes; enforcement of and changes in governmental regulations, including the effects of new regulations issued by the Department of Homeland Security;

  *  environmental and tax matters;

  * matters relating to CNF's 1996 spin-off of CFC, including the possibility that CFC's multi-employer pension plans may assert claims against CNF, that CNF may not prevail in those proceedings and may not have the financial resources necessary to satisfy amounts payable to those plans, and matters relating to CNF's defined benefit pension plans;

  * matters relating to the sale of MWF, including CNF's obligation to indemnify UPS for certain losses in connection with the sale;

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

CNF is subject to the effect of interest rate fluctuations on the fair value of its long-term debt. Based on the fixed interest rates and maturities of its long-term debt, fluctuations in market interest rates would not significantly affect operating results or cash flows, but may have a material effect on the fair value of long-term debt, as more fully discussed in Note 5, "Debt and Other Financing Arrangements," in Item 8, "Financial Statements and Supplementary Data," in CNF's 2004 Annual Report on Form 10-K.

CNF has market risk for changes in the price of diesel fuel. When fuel costs exceed certain specified thresholds, CNF seeks to charge customers a fuel surcharge that is adjusted weekly based on a national index. Fuel surcharges are common in the transportation industry and generally have been accepted by customers. However, although CNF's risk associated with fuel price increases is currently eliminated by revenue from fuel surcharges, competitive pressures may limit CNF's ability to continue to maintain or increase its fuel surcharges in response to rising fuel prices. In addition, the relationship between revenue recognized from CNF's fuel surcharges and fuel costs incurred by CNF may vary, and as a result, fluctuations in the market price of fuel may have a positive or negative effect on CNF's operating margins.

The assets and liabilities of CNF's foreign subsidiaries are denominated in foreign currencies, which create exposure to changes in foreign currency exchange rates. However, the market risk related to foreign currency exchange rates is not material to CNF's financial condition, results of operations, or cash flows.




ITEM 4.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

CNF's management, with the participation of CNF's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of CNF's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, CNF's Chief Executive Officer and Chief Financial Officer have concluded that CNF's disclosure controls and procedures are effective as of the end of such period.

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

On February 16, 2000, a DC-8 cargo aircraft operated by EWA personnel crashed shortly after take-off from Mather Field, near Sacramento, California. The crew of three was killed. Menlo Worldwide Forwarding, Inc. ("MWF, Inc."), EWA and CNF Inc. were named as defendants in wrongful death lawsuits brought by the families of the three deceased crew members, seeking compensatory and punitive damages. The lawsuits brought by two of the three families have now been settled, with each settlement fully covered by insurance. The parties to the lawsuit filed by the family of the third deceased crew member have concluded settlement negotiations on all material terms of settlement, but the final documents have not yet been signed. The settlement of that lawsuit also will be fully covered by insurance.

EWA, MWF, Inc., MW and CNF Inc. are named as defendants in a lawsuit filed in state court in California by approximately 140 former EWA pilots and crew members. The lawsuit alleges wrongful termination in connection with the termination of EWA's air carrier operations, and seeks $500 million and certain other unspecified damages. CNF believes that the lawsuit's claims are without merit, and is vigorously defending the lawsuit.

In 2003, prior to the sale of MWF to UPS, CNF became aware of information that Emery Transnational, a Philippines-based joint venture in which MWF, Inc. may be deemed to be a controlling partner, may have made certain payments in violation of the Foreign Corrupt Practices Act. CNF promptly notified the Department of Justice and the Securities and Exchange Commission of this matter, and MWF, Inc. instituted policies and procedures in the Philippines designed to prevent such payments from being made in the future. CNF was subsequently advised by the Department of Justice that it is not pursuing an investigation of this matter. CNF has conducted an internal investigation of approximately 40 other MWF, Inc. international locations and has shared the results of the internal investigation with the SEC. The internal investigation revealed that Menlo Worldwide Forwarding (Thailand) Limited, a Thailand-based joint venture, also may have made certain payments in violation of the Foreign Corrupt Practices Act. MWF, Inc. made certain personnel changes and instituted policies and procedures in Thailand designed to prevent such payments from being made in the future. In December 2004, CNF completed the sale of its air freight forwarding business (including the stock of MWF, Inc., Emery Transnational and Menlo Worldwide Forwarding (Thailand) Limited) to an affiliate of UPS. In connection with that sale, CNF agreed to indemnify UPS for certain losses resulting from violations of the Foreign Corrupt Practices Act. CNF is currently unable to predict whether it will be required to make payments under the indemnity.

Certain current and former officers of CNF, EWA and MWF, Inc. and certain current and former directors of CNF were named as defendants in a purported shareholder derivative suit filed in September 2003 in California Superior Court for the County of San Mateo. The complaint alleged breach of fiduciary duty, gross mismanagement, waste and abuse of control relating to the management, control and operation of EWA and MWF, Inc. CNF was named only as a nominal defendant and no relief was sought against it. CNF maintains insurance for the benefit of its officers and directors, and the applicable insurance carriers were notified of the claims asserted in the lawsuit. On November 5, 2004, the Court granted preliminary approval to a settlement negotiated by the parties, and on February 4, 2005, the Court gave final approval of the settlement. Under terms of the non-monetary settlement, the individually named defendants expressly denied any wrongdoing or liability. The Court's final judgment of dismissal with prejudice was subject to a 60-day appeals period that passed with no appeal filed.




ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides a summary of shares repurchased by the CNF during the quarter ended March 31, 2005:

                                                               Maximum Dollar
                     Total     Average     Total Number of     Value of Shares
                   Number of   Price     Shares Purchased      that May Yet Be
                    Shares    Paid per      as Part of         Purchased Under
                   Purchased    Share    Publicly Announced     the Program [1]
                      [1]                   Program [1]
                  -------------------------------------------------------------
January 1, 2005 -
 January 31, 2005    14,000     $ 46.91         14,000          $  299,343,254

February 1, 2005 -
 February 28, 2005  449,000     $ 45.52        449,000          $  278,902,912

March 1, 2005 -
 March 31, 2005     231,000     $ 48.34        231,000          $  267,735,939

                  ----------              ------------------

 Total              694,000     $ 46.49        694,000          $  267,735,939
                  ==========              ==================

[1] In January 2005, CNF's Board of Directors authorized a two-year stock repurchase program providing for the repurchase of up to $300 million in common stock in open market purchases and privately negotiated transactions.





ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Shareholders Meeting held April 19, 2005, the following proposals were presented with the indicated voting results:

For the purpose of electing members of the Board of Directors, the votes representing shares of common and preferred stock were cast as follows:


Nominee                       For               Against
--------------             ----------         ----------
Michael J. Murray          48,620,325           967,658
Robert D. Rogers           47,994,049         1,593,934
William J. Schroeder       48,615,357           972,626
Chelsea C. White III       48,607,301           980,682

The following directors did not stand for election and continued in office as directors after the Annual Shareholders Meeting: W. Keith Kennedy, Jr., John
J. Anton, William R. Corbin, Margaret G. Gill, Robert Jaunich II, Admiral Henry H. Mauz, Jr., John C. Pope, Peter W. Stott, and Robert P. Wayman.

The appointment of KPMG LLP as independent public accountants for the year 2005 was approved by the following vote: For 48,725,773; Against 657,310; Abstain 204,900.






ITEM 6.  EXHIBITS

Exhibit No.

(3)  Articles of Incorporation and By-laws

     3.1 CNF Inc. Bylaws, as amended April 25, 2005 (Exhibit 3.1 to CNF's Report on Form 8-K filed on April 28, 2005*)

(10)      Material Contracts

     10.1 CNF Inc. 1997 Equity and Incentive Plan, as amended as of January 27, 2003 (Exhibit A to CNF's Proxy Statement dated March 24, 2003.*#)

     10.2 CNF Inc. Amended and Restated 2003 Equity Incentive Plan for Non-Employee Directors#.

     10.3 Summary of Certain Compensation Arrangements#.

     10.4 Form of Restricted Stock Award Agreement for directors of CNF (Exhibit 99.1 to CNF's Report on Form 8-K filed on April 28, 2005*#)

     10.5 CNF Inc. Nonqualified Executive Benefit Plans Trust Agreement 2004 Restatement dated as of December 30, 2004 between CNF Inc. and Wachovia Bank, NA#

     10.6 CNF Inc. Nonqualified Director Benefit Plans Trust Agreement 2004 Restatement dated as of December 30, 2004 between CNF Inc. and Wachovia Bank, NA#

(31) Certification of Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

                                         CNF Inc.
                                         (Registrant)

May  9, 2005                             /s/ Kevin Schick
                                         ------------------
                                         Kevin Schick
                                         Senior Vice President and
                                         Chief Financial Officer