Form 10-Q
period 2005-06-30
CNF INC
filed 2005-08-05
CIK 23675

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q


          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         ---            SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2005

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


           Number of shares of Common Stock, $.625 par value,
              outstanding as of July 31, 2005:  52,403,690



                                CNF INC.
                                FORM 10-Q
                       Quarter Ended June 30, 2005


                                  INDEX



PART I.   FINANCIAL INFORMATION                                       Page

  Item 1. Financial Statements

            Consolidated Balance Sheets -
              June 30, 2005 and December 31, 2004                        3

            Statements of Consolidated Income -
              Three and Six Months Ended
              June 30, 2005 and 2004                                     5

            Statements of Consolidated Cash Flows -
              Six Months Ended June 30, 2005 and 2004                    6

            Notes to Consolidated Financial Statements                   7

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations               17

  Item 3. Quantitative and Qualitative Disclosures about Market Risk    31

  Item 4. Controls and Procedures                                       32


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                             33

  Item 2. Unregistered Sales of Equity
            Securities and Use of Proceeds                              33

  Item 6. Exhibits                                                      34

  Signatures                                                            35


                           PART I. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


                                    CNF INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in thousands)



                                                       June 30,    December 31,
ASSETS                                                   2005          2004
                                                     ------------  ------------
Current Assets
  Cash and cash equivalents                          $   551,673   $   386,897
  Marketable securities                                  132,261       446,300
  Trade accounts receivable, net                         481,929       425,783
  Other accounts receivable (Note 2)                      68,657       134,577
  Operating supplies, at lower of average cost
    or market                                             18,345        16,665
  Prepaid expenses                                        42,444        48,092
  Deferred income taxes                                   49,192        51,453
  Assets of discontinued operations (Note 2)               6,411         5,128
                                                     ------------  ------------
    Total Current Assets                               1,350,912     1,514,895
                                                     ------------  ------------

Property, Plant and Equipment, at cost
  Land                                                   142,857       142,857
  Buildings and leasehold improvements                   631,294       618,698
  Revenue equipment                                      726,734       677,499
  Other equipment                                        217,845       210,102
                                                     ------------  ------------
                                                       1,718,730     1,649,156
  Accumulated depreciation and amortization             (823,900)     (789,835)
                                                     ------------  ------------
                                                         894,830       859,321
                                                     ------------  ------------
Other Assets
  Deferred charges and other assets (Note 4)              38,876        56,618
  Capitalized software, net                               47,891        50,347
  Assets of discontinued operations (Note 2)              15,958        15,220
                                                     ------------  ------------
                                                         102,725       122,185
                                                     ------------  ------------

      Total Assets                                   $ 2,348,467   $ 2,496,401
                                                     ============  ============


             The accompanying notes are an integral part of these statements.



                                    CNF INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                (Dollars in thousands except per share amounts)



                                                       June 30,    December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                     2005          2004
                                                     ------------  ------------
Current Liabilities
  Accounts payable                                   $   243,076   $   252,867
  Accrued liabilities                                    216,262       226,437
  Self-insurance accruals                                 86,991        86,095
  Current maturities of long-term debt                    15,030       112,727
  Income taxes payable                                       736             -
  Liabilities of discontinued operations (Note 2)         25,644        34,705
                                                     ------------  ------------
    Total Current Liabilities                            587,739       712,831

Long-Term Liabilities
  Long-term debt and guarantees                          583,939       601,344
  Self-insurance accruals                                103,538       102,512
  Employee benefits (Note 5)                             216,299       245,989
  Other liabilities and deferred credits                  18,272        20,296
  Deferred income taxes                                   15,463        29,200
  Liabilities of discontinued operations (Note 2)            729         6,862
                                                     ------------  ------------
    Total Liabilities                                  1,525,979     1,719,034
                                                     ------------  ------------

Commitments and Contingencies (Note 8)

Shareholders' Equity
  Preferred stock, no par value; authorized
    5,000,000 shares:  Series B, 8.5% cumulative,
    convertible, $.01 stated value; designated
    1,100,000 shares; issued 666,660 and
    742,995 shares, respectively                               7             7
  Additional paid-in capital, preferred stock            101,392       113,002
  Deferred compensation, Thrift and Stock Plan           (44,743)      (49,117)
                                                     ------------  ------------
    Total Preferred Shareholders' Equity                  56,656        63,892
                                                     ------------  ------------
  Common stock, $.625 par value; authorized
    100,000,000 shares; issued 59,709,342 and
    58,544,254 shares, respectively                       37,337        36,590
  Additional paid-in capital, common stock               462,715       429,134
  Retained earnings                                      508,723       426,300
  Deferred compensation, restricted stock                 (4,463)       (5,744)
  Cost of repurchased common stock (Note 7)
    (7,676,708 and 6,364,868 shares, respectively)      (223,355)     (157,069)
                                                     ------------  ------------
                                                         780,957       729,211
  Accumulated Other Comprehensive Loss (Note 6)          (15,125)      (15,736)
                                                     ------------  ------------
    Total Common Shareholders' Equity                    765,832       713,475
                                                     ------------  ------------
      Total Shareholders' Equity                         822,488       777,367
                                                     ------------  ------------
        Total Liabilities and Shareholders' Equity   $ 2,348,467   $ 2,496,401
                                                     ============  ============


             The accompanying notes are an integral part of these statements.


                                    CNF INC.
                       STATEMENTS OF CONSOLIDATED INCOME
                                  (Unaudited)
               (Dollars in thousands except per share amounts)



                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                               -----------------------  -----------------------
                                   2005        2004        2005         2004
                               ----------- -----------  ----------- -----------
REVENUES                       $1,033,875  $  924,382   $1,981,558  $1,771,302

Costs and Expenses
  Operating expenses (Note 4)     818,567     748,028    1,587,300   1,439,845
  Selling, general and
    administrative expenses        84,498      79,783      163,724     154,228
  Depreciation                     27,250      25,292       53,718      50,502
                               ----------- -----------  ----------- -----------
                                  930,315     853,103    1,804,742   1,644,575
                               ----------- -----------  ----------- -----------

OPERATING INCOME                  103,560      71,279      176,816     126,727
                               ----------- -----------  ----------- -----------

Other Income (Expense)
  Investment income                 5,535       1,408       10,162       2,135
  Interest expense                 (9,688)    (10,011)     (20,154)    (17,347)
  Miscellaneous, net               (2,012)     (3,957)      (3,616)     (4,525)
                               ----------- -----------  ----------- -----------
                                   (6,165)    (12,560)     (13,608)    (19,737)
                               ----------- -----------  ----------- -----------

Income from Continuing
  Operations Before Taxes          97,395      58,719      163,208     106,990
    Income Tax
      Provision (Note 9)           29,239      22,900       54,201      41,726
                               ----------- -----------  ----------- -----------
INCOME FROM CONTINUING
  OPERATIONS                       68,156      35,819      109,007      65,264
                               ----------- -----------  ----------- -----------

Discontinued Operations,
  net of tax (Note 2)
  Gain (Loss) from Disposal         2,951           -       (6,825)          -
  Income (Loss) from
    Discontinued Operations             -       1,686            -      (1,330)
                               ----------- -----------  ----------- -----------
                                    2,951       1,686       (6,825)     (1,330)

Net Income                         71,107      37,505      102,182      63,934
  Preferred Stock Dividends         2,036       2,022        4,025       4,044
                               ----------- -----------  ----------- -----------

NET INCOME AVAILABLE TO
  COMMON SHAREHOLDERS          $   69,071  $   35,483   $   98,157  $   59,890
                               =========== ===========  =========== ===========

Weighted-Average Common
  Shares Outstanding (Note 1)
    Basic                      52,166,814  50,319,659   52,257,396  50,075,246
    Diluted                    56,016,513  56,883,738   56,333,732  56,981,429

Earnings (Loss) per
  Common Share (Note 1)
    Basic
      Net Income from
       Continuing Operations   $     1.27  $     0.67   $     2.01  $     1.22
      Gain (Loss) from
       Disposal, net of tax          0.05           -        (0.13)          -
      Income (Loss) from
       Discontinued Operations,
       net of tax                       -        0.04            -       (0.02)
                               ----------- -----------  ----------- -----------
      Net Income Available to
       Common Shareholders     $     1.32  $     0.71   $     1.88  $     1.20
                               =========== ===========  =========== ===========

    Diluted
      Net Income from
       Continuing Operations   $     1.19  $     0.61   $     1.87  $     1.11
      Gain (Loss) from
       Disposal, net of tax          0.05           -        (0.12)          -
      Income (Loss) from
       Discontinued Operations,
       net of tax                       -        0.03            -       (0.02)
                               ----------- -----------  ----------- -----------
      Net Income Available to
       Common Shareholders     $     1.24  $     0.64   $     1.75  $     1.09
                               =========== ===========  =========== ===========


             The accompanying notes are an integral part of these statements.


                                    CNF INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (Unaudited)
                            (Dollars in thousands)

                                                           Six Months Ended
                                                              June 30,
                                                     --------------------------
                                                         2005          2004
                                                     ------------  ------------
Cash and Cash Equivalents, Beginning of Period       $   386,897   $    38,183
                                                     ------------  ------------

Operating Activities
Net income                                               102,182        63,934
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Discontinued operations, net of tax                    6,825         1,330
    Depreciation and amortization, net of accretion       59,315        57,621
    Increase (Decrease) in deferred income taxes         (11,476)        9,560
    Amortization of deferred compensation                  5,022         6,569
    Provision for uncollectible accounts                   2,336         3,199
    Equity in earnings of joint venture                   (7,454)       (5,380)
    Loss (Gain) from sales of property and
      equipment, net                                        (351)          278
    Changes in assets and liabilities:
      Receivables                                        (26,118)      (40,887)
      Prepaid expenses                                     5,648          (995)
      Accounts payable                                   (11,307)       26,057
      Accrued incentive compensation                     (20,221)       24,628
      Accrued liabilities, excluding
        accrued incentive compensation                     8,439        11,497
      Self-insurance accruals                              1,922       (10,818)
      Income taxes                                        27,383        12,278
      Employee benefits                                  (30,871)       (8,052)
      Deferred charges and credits                        22,601        10,299
      Other                                               (7,201)       (3,355)
                                                     ------------  ------------
        Net Cash Provided by Operating Activities        126,674       157,763
                                                     ------------  ------------

Investing Activities
  Capital expenditures                                   (90,704)      (45,035)
  Software expenditures                                   (4,911)       (7,068)
  Proceeds from sales of property and equipment, net       2,347         4,429
  Net decrease (increase) in marketable securities       314,039       (16,260)
                                                     ------------  ------------
        Net Cash Provided by (Used in)
          Investing Activities                           220,771       (63,934)
                                                     ------------  ------------

Financing Activities
  Net proceeds from issuance of long-term debt                 -       292,587
  Repayment of long-term debt and guarantees            (112,715)     (142,911)
  Proceeds from exercise of stock options                 32,263        17,055
  Payments of common dividends                           (10,527)      (10,050)
  Payments of preferred dividends                         (4,861)       (5,004)
  Repurchases of common stock                            (74,568)            -
                                                     ------------  ------------
        Net Cash Provided by (Used in)
          Financing Activities                          (170,408)      151,677
                                                     ------------  ------------

        Net Cash Provided by Continuing Operations       177,037       245,506
                                                     ------------  ------------
        Net Cash Provided by (Used in)
          Discontinued Operations                        (12,261)       10,012
                                                     ------------  ------------
        Increase in Cash and Cash Equivalents            164,776       255,518
                                                     ------------  ------------
Cash and Cash Equivalents, End of Period             $   551,673   $   293,701
                                                     ============  ============

Supplemental Disclosure
  Cash paid for income taxes, net                    $    37,246   $    31,813
                                                     ============  ============
  Cash paid for interest, net of amounts capitalized $    26,197   $    16,686
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

Earnings per Share ("EPS")

Basic EPS is computed by dividing reported earnings (loss) by the weighted-average common shares outstanding. Diluted EPS is calculated as follows:

(Dollars in thousands
 except per share data)         Three Months Ended         Six Months Ended
                                     June 30,                  June 30,
                             ------------------------  ------------------------
                                2005         2004         2005          2004
                             -----------  -----------  -----------  -----------
Numerator:
  Continuing operations
   (after preferred stock
    dividends), as reported  $   66,120   $   33,797   $  104,982   $   61,220
      Add-backs:
        Dividends on
          Series B preferred
          stock, net of
          replacement funding       297          343          561          651
        Interest expense
          on convertible
          subordinated
          debentures, net of
          trust dividend
          income                     --          636           --        1,590
                             -----------  -----------  -----------  -----------
  Continuing operations          66,417       34,776      105,543       63,461
                             -----------  -----------  -----------  -----------
  Discontinued operations         2,951        1,686       (6,825)      (1,330)
                             -----------  -----------  -----------  -----------
  Available to common
    shareholders             $   69,368   $   36,462   $   98,718   $   62,131
                             ===========  ===========  ===========  ===========

Denominator:
  Weighted-average common
    shares outstanding       52,166,814   50,319,659   52,257,396   50,075,246
  Stock options and
    restricted stock            711,059      941,041      937,696      762,311
  Series B preferred stock    3,138,640    3,539,705    3,138,640    3,539,705
  Convertible subordinated
    debentures                       --    2,083,333           --    2,604,167
                             -----------  -----------  -----------  -----------
                             56,016,513   56,883,738   56,333,732   56,981,429
                             ===========  ===========  ===========  ===========



Earnings (Loss) per Diluted
  Share:
    Continuing operations    $     1.19   $     0.61   $    1.87    $     1.11
    Discontinued operations        0.05         0.03       (0.12)        (0.02)
                             -----------  -----------  -----------  -----------
    Available to common
      shareholders           $     1.24   $     0.64   $    1.75     $    1.09
                             ===========  ===========  ===========  ===========



The periods ended June 30, 2004 include the dilutive effect of convertible subordinated debentures, which were redeemed on June 1, 2004.

Stock-Based Compensation

Employees and non-employee directors have been granted options under CNF's stock option plans to purchase common stock of CNF at prices equal to the market value of the stock on the date of grant. CNF accounts for stock-based compensation utilizing the intrinsic-value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, no compensation expense is recognized for fixed-option plans because the exercise prices of employee stock options equal the market prices of the underlying stock on the dates of grant.

The following table sets forth the effect on net income and earnings per share if CNF had applied the fair-value based method and recognition provisions of SFAS 123, " Accounting for Stock-Based Compensation," to stock-based compensation:

(Dollars in thousands,          Three Months Ended        Six Months Ended
   except per share data)            June 30,                 June 30,
                             ------------------------  ------------------------
                                2005         2004         2005          2004
                             -----------  -----------  -----------  -----------
Net income available to
  common shareholders,
  as reported                $   69,071   $   35,483   $   98,157   $   59,890
Stock-based compensation
  cost included in
  reported income, net of
  tax                               (18)         762          395        1,410
Additional compensation
  cost, net of tax, that
  would have been included
  in net income if the fair-
  value method had been
  applied                        (1,613)      (2,401)      (3,163)      (4,843)
                             -----------  -----------  -----------  -----------
Adjusted net income as if
  the fair-value
  method had been applied    $   67,440   $   33,844   $   95,389   $   56,457
                             ===========  ===========  ===========  ===========

Earnings per share:
  Basic:
    As reported              $     1.32   $     0.71   $     1.88   $     1.20
                             ===========  ===========  ===========  ===========
    Adjusted                 $     1.29   $     0.67   $     1.83   $     1.13
                             ===========  ===========  ===========  ===========
  Diluted:
    As reported              $     1.24   $     0.64   $     1.75   $     1.09
                             ===========  ===========  ===========  ===========
    Adjusted                 $     1.21   $     0.61   $     1.70   $     1.03
                             ===========  ===========  ===========  ===========


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

The effective date of SFAS 123R is as of the beginning of the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005, which for CNF is the first quarter of 2006. CNF is currently assessing the transition method to adopt. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based awards granted in the future, as well as the assumptions and the fair value model used to value the awards, and the market value of CNF common stock.

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

In the first quarter of 2004, CNF concluded that it would no longer assume indefinite reinvestment of past and future earnings of MWF's foreign subsidiaries. Accordingly, CNF recorded a deferred tax asset of $9.4 million to recognize the associated tax effect of MWF's accumulated foreign currency translation adjustment. The deferred tax asset was recorded in Assets of Discontinued Operations in the Consolidated Balance Sheets, as it relates to the discontinued Forwarding segment.
In the third quarter of 2004, the accumulated foreign currency translation adjustment associated with the Forwarding segment was included in CNF's third-quarter impairment charge, as more fully discussed in Note 2, "Discontinued Operations." CNF did not change its assumptions regarding the repatriation of the foreign earnings of its other subsidiaries.

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

As required by EITF 87-24, "Allocation of Interest to Discontinued Operations," for periods prior to the disposition of MWF in 2004, continuing operations has been allocated general corporate overhead charges that were previously allocated to the discontinued Forwarding segment. These corporate overhead charges of $4.5 million and $8.2 million in the second quarter and first half of 2004, respectively, were allocated from discontinued operations to Con-Way Transportation Services ("Con-Way") and Menlo Worldwide Logistics ("Logistics") based on segment revenue and capital employed.

Results of discontinued operations are summarized below:

                                Three Months Ended         Six Months Ended
                                     June 30,                  June 30,
                             ------------------------  ------------------------
(Dollars in thousands)           2005        2004          2005          2004
                             -----------  -----------  -----------  -----------

Revenues                     $       --   $  520,700   $       --   $1,024,764

Income (Loss) from
  Discontinued Operations
    Income (Loss) before
      income taxes                   --        2,765           --       (2,180)
    Income tax (provision)
      benefit                        --       (1,079)          --          850
                             -----------  -----------  -----------  -----------
                             $       --   $    1,686   $       --   $   (1,330)
                             ===========  ===========  ===========  ===========

Gain (Loss) from Disposal,
  net of tax                 $    2,951   $       --   $   (6,825)  $       --
                             ===========  ===========  ===========  ===========


The assets and liabilities of discontinued operations, which are presented in the Consolidated Balance Sheets under the captions "Assets (or Liabilities) of Discontinued Operations," consisted of the following:

                                                       June 30,    December 31,
(Dollars in thousands)                                   2005          2004
                                                     ------------  ------------

Assets
  Current assets                                     $     6,411   $     5,128
  Employee benefits and long-lived assets                 15,958        15,220
                                                     ------------  ------------
      Total Assets                                        22,369        20,348
                                                     ============  ============
Liabilities
  Accounts payable and accrued liabilities                24,814        33,243
  Other                                                      830         1,462
                                                     ------------  ------------
    Current Liabilities                                   25,644        34,705

  Long-term liabilities                                      729         6,862
                                                     ------------  ------------
       Total Liabilities                                  26,373        41,567
                                                     ------------  ------------

Net Liabilities                                      $     4,004   $    21,219
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

Stock Purchase Agreement

The stock purchase agreement excludes certain assets and liabilities of MWF and includes certain assets and liabilities of CNF or its subsidiaries related to the business conducted by MWF. Among the assets and liabilities so excluded are those related to EWA, and the obligation related to MWF employees covered under CNF's domestic pension, postretirement medical and long-term disability plans. Under the agreement, UPS agreed to pay to CNF an amount equal to MWF's cash position as of December 31, 2004, and to pay the estimated present value of CNF's retained obligations related to MWF employees covered under CNF's long-term disability and postretirement medical plans, as agreed to by the parties or, in the absence of such agreement, as determined by
an independent actuary.   In addition, UPS assumed indebtedness
associated with the MWF business, including approximately $110 million of debt owed by MWF in connection with the City of Dayton, Ohio, Special Facilities Revenue Refunding Bonds, certain capital leases and other debt, other letters of credit, and overdraft facilities. Under the stock purchase agreement, CNF has agreed to a three-year non-compete covenant that, subject to certain exceptions, will limit CNF's annual air freight and ocean forwarding and/or customs brokerage revenues to $175 million through CNF's 2007 fiscal year. CNF has also agreed to indemnify UPS against certain losses that UPS may incur after the closing of the sale with certain limitations. Any losses related to these indemnification obligations or any other costs, including any future cash expenditures, related to the sale that have not been estimated and recognized at this time will be recognized in future periods as an additional loss from disposal when and if incurred.


Disposition of MWF and Forwarding Segment

Upon completion of the sale of MWF on December 19, 2004, CNF received cash consideration of $150 million, subject to certain post-closing adjustments, including adjustments for cash held by MWF at closing and MWF's net working capital as of closing. In connection with the sale, CNF in 2004 recognized a fourth-quarter loss from disposal of $15.8 million (net of a $3.6 million tax benefit), as the adjusted carrying value of MWF exceeded the cash consideration, including amounts received at closing and expected to be received in the future. Following settlement of the MWF cash balance in March 2005, CNF received cash of $29.4 million and recognized an additional first-quarter loss from disposal of $9.8 million, primarily to recognize the difference between the actual cash received and CNF's estimate of the cash position at December 31, 2004, and to accrue additional estimated transaction costs. In the second quarter of 2005, CNF recognized a $3.0 million net gain due in part to the reversal of previously accrued income taxes pertaining to EWA, which related to an IRS settlement of issues related to tax years prior to 2002.

CNF recognized a tax benefit on its losses from the disposal of MWF, which are treated as capital losses for tax purposes. Under current tax law, capital losses can only be used to offset capital gains. CNF does not currently forecast any significant capital gains in the tax carry-forward period. Based in part on the amount of capital gains actually recognized for tax purposes, only $3.6 million of the cumulative disposal-related tax benefit of $46.8 million was realizable, and as a result, the remaining $43.2 million of the recognized tax benefit was fully offset by a valuation allowance of an equal amount.

Excluded Assets and Liabilities

As described above, the stock purchase agreement excludes, and CNF has retained, the obligations related to MWF employees covered under certain CNF-sponsored employee benefit plans, including domestic pension, postretirement and long-term disability plans that cover the noncontractual employees and former employees of both continuing and discontinued operations. These plans also include certain pension plans that cover only the current and former employees of the discontinued Forwarding segment (the "Forwarding Plans"). For financial reporting purposes, the prepaid benefit cost of the Forwarding Plans is reported in Assets of Discontinued Operations while the accrued benefit cost related to MWF employees covered under the other legally separate CNF-sponsored plans are reported in Employee Benefits of continuing operations. Under the stock purchase agreement, UPS agreed to pay to CNF the estimated present value of CNF's retained obligations related to MWF employees covered under CNF's long-term disability and postretirement medical plans, as agreed to by the parties or, in the absence of such agreement, as determined by an independent actuary. Accordingly, CNF in December 2004 recorded in Other Accounts Receivable a receivable for its estimate of the present value of these employee benefit obligations. As of June 30, 2005, UPS and CNF had not reached agreement as to the amount to be paid by UPS for the employee benefit obligations retained by CNF, and it is possible that the amount ultimately paid will be based upon an estimate prepared by an independent actuary. CNF's estimate of the present value of these employee benefit obligations is an actuarial determination that depends upon a number of assumptions and factors. If CNF's estimate is different than the amount actually payable by UPS, that difference would be recognized as a gain or loss from disposal when and if incurred.

EWA's restructuring reserves decreased to $25.1 million at June 30, 2005 from $33.8 million at December 31, 2004. Restructuring reserves at June 30, 2005 were primarily reported in Liabilities of Discontinued
Operations and consisted primarily of CNF's estimated exposure related to the labor matters described below, as well as other estimated remaining restructuring-related obligations.

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

3.  Reporting Segments

CNF discloses segment information in the manner in which the components are organized for making operating decisions, assessing performance and allocating resources. For financial reporting purposes, CNF is divided into three reporting segments: Con-Way Transportation Services ("Con-Way"), Menlo Worldwide, and CNF Other. Menlo Worldwide consists of the operating results of Menlo Worldwide Logistics ("Logistics") and Vector SCM, LLC ("Vector"), a joint venture with General Motors ("GM") that is
accounted for as an equity-method investment.    Certain corporate
activities and the results of Road Systems, a trailer manufacturer, are reported in the CNF Other reporting segment.

In December of 2004, CNF sold MWF. As a result, for the periods presented, the results of operations, net assets, and cash flows of the Forwarding segment have been segregated as discontinued operations and excluded from the reporting segment financial data summarized below. Prior to the reclassification, the combined operating results of MWF and a portion of the operations of EWA were reported in continuing operations as the Forwarding segment. As more fully discussed in Note 2, "Discontinued Operations", for periods prior to the disposition of MWF, continuing operations has been allocated certain corporate overhead charges that were previously allocated to the discontinued Forwarding segment. The additional corporate overhead charges allocated to Con-Way and Logistics in the second quarter of 2004 were $3.9 million and $0.6 million, respectively, and in the first half of 2004, were $7.2 million and $1.0 million, respectively.

In April 2005, Con-Way Logistics was integrated with Logistics. As a result, for the periods presented, the operating results of Con-Way Logistics have been reclassified to conform to the current-period presentation.

Financial Data

Management evaluates segment performance primarily based on revenue and operating income (loss), except for Vector, which is evaluated based on MW's proportionate share of Vector's income before taxes. Accordingly, interest expense, investment income and other non-operating items are not reported in segment results. Corporate expenses are generally allocated based on measurable services provided to each segment or, for general corporate expenses, based on segment revenue and capital employed. Inter-segment revenue and related operating income have been eliminated to reconcile to consolidated revenue and operating income.

(Dollars in thousands)          Three Months Ended        Six Months Ended
                                     June 30,                 June 30,
                             ------------------------  ------------------------
                                2005         2004         2005          2004
                             -----------  -----------  -----------  -----------
External Revenues
   Con-Way Transportation
     Services                $  713,939   $  640,861   $1,354,264   $1,219,341
   Menlo Worldwide
     Logistics                  317,036      282,569      618,985      550,755
   CNF Other                      2,900          952        8,309        1,206
                             -----------  -----------  -----------  -----------
                             $1,033,875   $  924,382   $1,981,558   $1,771,302
                             ===========  ===========  ===========  ===========

Intersegment Revenue
  Con-Way Transportation
    Services                 $   16,238   $   12,125   $   31,922   $   23,201
  Menlo Worldwide
    Logistics                        --           62           --          203
                                                   -
  CNF Other                      11,358        6,564       20,959       12,664
                             -----------  -----------  -----------  -----------
                             $   27,596   $   18,751   $   52,881   $   36,068
                             ===========  ===========  ===========  ===========

Total  Revenues before
  Intersegment Eliminations
    Con-Way Transportation
      Services               $  730,177   $  652,986   $1,386,186   $1,242,542
    Menlo Worldwide
      Logistics                 317,036      282,631      618,985      550,958
    CNF Other                    14,258        7,516       29,268       13,870
       Intersegment Revenue
         Eliminations           (27,596)     (18,751)     (52,881)     (36,068)
                             -----------  -----------  -----------  -----------
                             $1,033,875   $  924,382   $1,981,558   $1,771,302
                             ===========  ===========  ===========  ===========



Operating Income (Loss)

  Con-Way Transportation
    Services                 $   95,329   $   63,859   $  158,885   $  112,790
  Menlo Worldwide
    Logistics                     5,634        5,358       10,664       10,335
    Vector                        4,941        2,988        8,976        5,380
                             -----------  -----------  -----------  -----------
                                 10,575        8,346       19,640       15,715
                             -----------  -----------  -----------  -----------
 CNF Other                         (822)        (926)        (187)      (1,778)
                             -----------  -----------  -----------  -----------
                                105,082       71,279      178,338      126,727
                             -----------  -----------  -----------  -----------
Reconciliation of segments
  to consolidated amount:
    Income tax related to
     Vector, an
     equity-method
     investment (Note 4)         (1,522)          --       (1,522)          --
                             -----------  -----------  -----------  -----------
                             $  103,560   $   71,279   $  176,816   $  126,727
                             ===========  ===========  ===========  ===========


4.   Investment in Unconsolidated Joint Venture

Vector is a joint venture formed with GM in December 2000 for the purpose of providing logistics management services on a global basis for GM, and ultimately for customers in addition to GM. Although Menlo Worldwide, LLC ("MW") owns a majority interest in Vector, MW's portion of Vector's operating results are reported in the Menlo Worldwide reporting segment as an equity-method investment based on GM's ability to control certain operating decisions. Vector is organized as a limited liability company that has elected to be taxed as a partnership. In the United States, the joint venture partners are responsible for income taxes applicable to their share of Vector's U.S. federal taxable income. Accordingly, MW's portion of U.S federal income taxes on Vector's domestic income is reported in CNF's tax provision. In foreign tax jurisdictions, Vector is responsible for income taxes on its foreign income rather than the joint venture partners. In accordance with GAAP, MW's portion of Vector's income taxes on its foreign income is reported in operating income as a component of equity-method income rather than in CNF's tax provision. MW's portion of Vector's net income, which is reported as a reduction of operating expenses in the accompanying Statements of Consolidated Income, does not include any provision for U.S. federal income taxes on income that will be incurred by CNF, but does include a $1.5 million provision for MW's portion of Vector's income taxes on foreign income. MW's undistributed earnings from Vector at June 30, 2005 and December 31, 2004, before provision for CNF's related parent income taxes, were $34.6 million and $27.2 million, respectively.

Vector participates in CNF's centralized cash management system, and, consequently, Vector's domestic trade accounts payable are paid by CNF and settled through Vector's affiliate accounts with CNF. In addition, excess cash balances in Vector's bank accounts, if any, are invested by CNF and settled through affiliate accounts, which earn interest income based on a rate earned by CNF's cash-equivalent investments and marketable securities. As a result of Vector's excess cash invested by CNF, Vector's affiliate receivable from CNF as of June 30, 2005 and December 31, 2004 was $34.6 million and $15.5 million, respectively.

As required by the Vector Agreements, CNF provides Vector with a $20 million line of credit for Vector's working capital and capital expenditure requirements. Under the credit facility, which matures on December 13, 2005, Vector may obtain loans with an annual interest rate based on the rate CNF pays under its $400 million revolving credit facility. At June 30, 2005, CNF provided a portion of its $20 million credit commitment to Vector through CNF's guarantee of $2.5 million of uncommitted local currency overdraft facilities available to Vector by international banks. At June 30, 2005 and December 31, 2004, there was no balance outstanding under Vector's uncommitted local currency overdraft facilities and no borrowings were directly payable to CNF.

CNF's capital transactions with Vector, including cash advances to and from Vector under CNF's centralized cash management system and credit facility described above, are reported as adjustments to MW's investment in Vector in Deferred Charges and Other Assets in CNF's Consolidated Balance Sheets.


5.  Employee Benefit Plans

Employees of CNF and its subsidiaries in the U.S. are covered under the CNF Postretirement Medical Plan (the "Postretirement Plan") and several defined benefit pension plans (the "Pension Plans"). The Pension Plans consist of a plan that covers the non-contractual employees and former employees of CNF's continuing and discontinued operations (the "CNF Retirement Plan"), as well as certain pension plans that cover only the current and former employees of the discontinued Forwarding segment (the "Forwarding Plans"). As more fully discussed in Note 2, "Discontinued Operations," CNF completed the sale of MWF in December 2004. Accordingly, amounts related to the legally separate Forwarding Plans are not included in the employee benefit disclosures below and are reported as discontinued operations. As a result, the employee benefit plan interim disclosures presented below are provided only for the CNF Retirement Plan and the Postretirement Plan (collectively "the CNF Benefit Plans"). Based on CNF's intention to retain the CNF Benefit Plans following the sale of MWF, the obligation related to employees of MWF and EWA covered by these plans is included in Employee Benefits of continuing operations in CNF's Consolidated Balance Sheets at June 30, 2005 and December 31, 2004.

The following table summarizes the components of net periodic benefit expense for the CNF Retirement Plan:


                                 Three Months Ended       Six Months Ended
                                      June 30,                 June 30,
                             ------------------------  ------------------------
(Dollars in thousands)          2005          2004         2005         2004
                             -----------  -----------  -----------  -----------

Service cost - benefits
  earned during the quarter  $   12,120   $   12,083   $   24,004   $   27,474
Interest cost on benefit
  obligation                     12,924       12,445       25,788       28,297
Expected return on plan
  assets                        (14,122)     (12,227)     (28,726)     (27,802)
Net amortization and
  deferral                        1,173        1,677        1,734        3,814
                             -----------  -----------  -----------  -----------
    Net periodic benefit
      expense                $   12,095   $   13,978   $   22,800   $   31,783
                             ===========  ===========  ===========  ===========


In the presentation above, the portion of benefit expense that relates to discontinued operations was immaterial in the second quarter and first half of 2005 and was $1.9 million and $7.2 million for the second quarter and first half of 2004, respectively.

CNF currently estimates that it will contribute $75 million to its Pension Plans in 2005, including $55.0 million already contributed through July 2005.

The following table summarizes the components of net periodic benefit expense for the Postretirement Plan:

                                 Three Months Ended       Six Months Ended
                                      June 30,                 June 30,
                             ------------------------  ------------------------
(Dollars in thousands)          2005          2004         2005         2004
                             -----------  -----------  -----------  -----------

Service cost - benefits
  earned during the quarter  $      121   $      550   $      262   $    1,037
Interest cost on benefit
  obligation                        535        1,666        1,098        3,143
Net amortization and
  deferral                          347           79          377          149
                             -----------  -----------  -----------  -----------
    Net periodic benefit
      expense                $    1,003   $    2,295   $    1,737   $    4,329
                             ===========  ===========  ===========  ===========


In the presentation above, the portion of benefit expense that relates to discontinued operations was immaterial in the second quarter and first half of 2005 and was $1.8 million and $2.8 million in the second quarter and first half of 2004, respectively.

6.  Comprehensive Income

Comprehensive income, which is a measure of all changes in equity except those resulting from investments by owners and distributions to owners, was as follows:

(Dollars in thousands)          Three Months Ended        Six Months Ended
                                    June 30,                  June 30,
                             ------------------------  ------------------------
                                2005         2004          2005         2004
                             -----------  -----------  -----------  -----------
Net income                   $   71,107   $   37,505   $  102,182   $   63,934

Other comprehensive income
 (loss):
   Unrealized loss on
     marketable securities           --       (1,833)          --       (2,044)
   Foreign currency
     translation adjustment
     (Note 1)                       223       (1,741)         611        8,118
                             -----------  -----------  -----------  -----------
                                    223       (3,574)         611        6,074
                             -----------  -----------  -----------  -----------
Comprehensive income         $   71,330   $   33,931   $  102,793   $   70,008
                             ===========  ===========  ===========  ===========

The following is a summary of the components of Accumulated Other
Comprehensive Loss, net of tax:

                                        June 30,     December 31,
(Dollars in thousands)                    2005           2004
                                       ------------  ------------
Accumulated foreign
  currency translation
  adjustments (Note 1)                 $      (445)  $    (1,056)
Minimum pension liability
  adjustment                               (14,680)      (14,680)
                                       ------------  ------------
    Accumulated other
      comprehensive loss               $   (15,125)  $   (15,736)
                                       ============  ============



7.  Common Stock Repurchase Program

In January 2005, CNF's Board of Directors authorized a two-year stock repurchase program providing for the repurchase of up to $300 million in common stock in open market purchases and privately negotiated transactions. As of June 30, 2005, CNF repurchased a total of 1,655,500 shares at a cost of $74.6 million. CNF generally expects the remaining purchases to be made ratably throughout the remainder of the program.


8.  Commitments and Contingencies

Purchase Commitments

At June 30, 2005, Con-Way was obligated under purchase commitments to acquire $24.0 million of revenue equipment for delivery in 2005.

Spin-Off of CFC

On December 2, 1996, CNF completed the spin-off of Consolidated Freightways Corporation ("CFC") to CNF's shareholders. CFC was, at the time of the spin-off, a party to certain multiemployer pension plans covering some of its current and former employees. The cessation of its U.S. operations in 2002 resulted in CFC's "complete withdrawal" (within the meaning of applicable federal law) from these multiemployer plans, at which point it became obligated, under federal law, to pay its share of any unfunded vested benefits under those plans.

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

As a result of the matters discussed above, CNF can provide no assurance that matters relating to the spin-off of CFC will not have a material adverse effect on CNF's financial condition, cash flows or results of operations.

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

In September 2003, CNF received notice from the United States Attorney's Office for the District of Columbia that EWA is being considered for possible civil action under the False Claims Act for allegedly submitting false invoices to the U.S. Postal Service ("USPS") for payment under the Priority Mail contract. EWA subsequently entered into a tolling agreement with the government in order to give the parties more time to investigate the allegations. In November 2004, CNF representatives met with the government to discuss the government's allegations, and at that time received certain information relating to the government's investigation. In addition, CNF, on behalf of EWA, conducted its own investigation into the allegations. CNF is currently unable to predict the outcome of this matter. Under the False Claims Act, the government would be entitled to recover treble damages, plus penalties, if a court were to ultimately conclude that EWA knowingly submitted false invoices to the USPS.

CNF is a defendant in various other lawsuits incidental to its businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material impact on CNF's financial condition, cash flows, or results of operations.

9.  Income Taxes

CNF's effective tax provision rate of 30.0% and 33.2% in the second quarter and first half of 2005, respectively, declined from 39.0% in the same periods of last year, due primarily to a $7.0 million second-quarter reversal in 2005 of previously accrued income taxes that related to an IRS settlement of issues related to tax years prior to 2002. Excluding the effect of the second-quarter reversal of accrued taxes, the effective tax provision rate in the second quarter and first half of 2005 was 37.2% and 37.7%, respectively, compared to 39.0% in the same periods of last year. The lower effective tax rates in 2005 were also due to an increase in tax-exempt interest income and the effect of the GAAP classification of income taxes on Vector's increasing foreign income. As more fully discussed in Note 4, "Investment in Unconsolidated Joint Venture," of Item 1, "Financial Statements," MW's portion of U.S. federal income taxes on Vector's domestic income is reported in CNF's tax provision. However, under GAAP, MW's portion of Vector's income taxes on its foreign income is reported in operating income as a component of equity-method income and is not a component of CNF's tax provision.

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

                          Overview of Business

CNF provides transportation, logistics and supply chain management services for a wide range of manufacturing, industrial, and retail customers. For financial reporting purposes, CNF is divided into three reporting segments: Con-Way Transportation Services ("Con-Way"), primarily a provider of regional less-than-truckload ("LTL") freight services; Menlo Worldwide, a provider of integrated contract logistics solutions; and CNF Other, which includes certain corporate activities and Road Systems, a trailer manufacturer. Menlo Worldwide consists of the operating results of Menlo Worldwide Logistics ("Logistics") and Vector, a joint venture with GM that is accounted for as an equity-method investment.

CNF's operating unit results are generally expected to depend on the number and weight of shipments transported, the prices received on those shipments, and the mix of services provided to customers, as well as the fixed and variable costs incurred by CNF in providing the services and the ability to manage those costs under changing shipment levels. Con-Way primarily transports shipments through a freight service center network while Logistics and Vector manage the logistics functions of their customers and primarily utilize third-party transportation providers for the movement of customer shipments.

As more fully discussed under "Results of Operations - Discontinued Operations," CNF and Menlo Worldwide, LLC ("MW") in 2004 sold Menlo
Worldwide Forwarding ("MWF") to UPS.   Accordingly, the results of
operations, net assets, and cash flows of the Menlo Worldwide Forwarding ("Forwarding") segment have been segregated and reported as discontinued operations.

                          Results of Operations

The following table compares CNF's consolidated operating results
(dollars in thousands, except per share amounts):

                                Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                            ------------------------- ------------------------
                                 2005         2004        2005         2004
                            ------------ ------------ ------------ -----------

Net Income (Loss)
 Continuing
  Operations (1),(2)        $    66,120  $    33,797  $   104,982  $   61,220
 Discontinued
  Operations (2)                  2,951        1,686       (6,825)     (1,330)
                            ------------ ------------ ------------ -----------
 Available to Common
  Shareholders              $    69,071  $    35,483  $    98,157  $   59,890
                            ============ ============ ============ ===========

Diluted Earnings (Loss)
 per Share
  Continuing Operations     $      1.19  $      0.61  $      1.87  $     1.11
  Discontinued Operations          0.05         0.03        (0.12)      (0.02)
                            ------------ ------------ ------------ -----------
  Available to Common
   Shareholders             $      1.24  $      0.64  $      1.75  $     1.09
                            ============ ============ ============ ===========

1    After preferred stock dividends

2    As required by EITF 87-24, "Allocation of Interest to Discontinued
Operations," for periods prior to the disposition of MWF in 2004, continuing operations has been allocated general corporate overhead charges that were previously allocated to the discontinued Forwarding segment. These corporate overhead charges of $4.5 million in the second quarter and $8.2 million in the first half of 2004 were allocated from discontinued operations to Con-Way and Logistics based on segment revenue and capital employed.

CNF's second-quarter net income available to common shareholders increased 94.7% from the same period last year to $69.1 million ($1.24 per diluted share), as net income from continuing operations rose 95.6% to $66.1 million ($1.19 per diluted share). In the first half of the year, net income available to common shareholders grew 63.9% to $98.2 million ($1.75 per diluted share), as net income from continuing operations rose 71.5% to $105.0 million ($1.87 per diluted share).
First-half net income from continuing operations in 2005 was offset by a $6.8 million net loss ($0.12 per diluted share) from discontinued operations, which reflects a $9.8 million first-quarter loss related to the disposition of MWF and a $3.0 million second-quarter gain ($0.05 per diluted share) due in part to the reversal of accrued taxes pertaining to EWA.

Continuing Operations

The following table compares CNF's segment operating results (dollars in thousands):

(Dollars in thousands)         Three Months Ended       Six Months Ended
                                     June 30,                June 30,
                           ------------------------- -------------------------
                                 2005        2004         2005        2004
                           ------------ ------------ ------------ ------------
Revenues
 Con-Way Transportation
  Services                 $   713,939  $   640,861  $ 1,354,264  $ 1,219,341
 Menlo Worldwide
  Logistics                    317,036      282,569      618,985      550,755
 CNF Other                       2,900          952        8,309        1,206
                           ------------ ------------ ------------ ------------
                           $ 1,033,875  $   924,382  $ 1,981,558  $ 1,771,302
                           ============ ============ ============ ============


Operating Income(Loss)
 Con-Way Transportation
  Services                 $    95,329  $    63,859  $   158,885  $   112,790
 Menlo Worldwide
    Logistics                    5,634        5,358       10,664       10,335
    Vector                       4,941        2,988        8,976        5,380
                           ------------ ------------ ------------ ------------
                                10,575        8,346       19,640       15,715
                           ------------ ------------ ------------ ------------
 CNF Other                        (822)        (926)        (187)      (1,778)
                           ------------ ------------ ------------ ------------
                               105,082       71,279      178,338      126,727
                           ------------ ------------ ------------ ------------
Reconciliation of segments
 to consolidated amount:
  Income tax related
   to Vector, an
   equity-method
   investment (Note 4)          (1,522)          --       (1,522)          --
                           ------------ ------------ ------------ ------------
                           $   103,560  $    71,279  $   176,816  $   126,727
                           ============ ============ ============ ============

CNF's revenue for the second quarter and first half of 2005 increased 11.8% and 11.9%, respectively, from the same periods last year, with higher revenue at all reporting segments. Consolidated operating income in 2005 rose 45.3% in the second quarter and grew 39.5% in the first half of the year on significantly higher operating income from Con-Way and improved operating results from Menlo Worldwide. Con-Way's second-quarter and first-half operating income in 2005 increased 49.3% and 40.9%, respectively, due largely to revenue growth of 11.4% and 11.1%, respectively, and improved regional-carrier operating margins. Con-Way's revenue increases in 2005 reflect regional-carrier tonnage growth and yield improvement on increased fuel surcharges. Improved operating margins at Con-Way primarily reflect a decline in employee costs as a percentage of revenue, due largely to lower incentive compensation that resulted from variations in operating income and other performance factors relative to plan. Menlo Worldwide's operating income in the second quarter and first half of 2005 increased 26.7% and 25.0%, respectively, due primarily to an increase in income from Vector's foreign operations. Reported segment income from Vector increased 65.4% to $4.9 million in the second quarter of 2005 and grew 66.8% to $9.0 million in the first half of 2005. Logistics' operating income in the second quarter and first half of 2005 increased 5.2% and 3.2%, respectively, on revenue growth of 12.2% and 12.4%, respectively.

Other net expense decreased $6.4 million in the second quarter of 2005 and $6.1 million in the first half of 2005 due primarily to increases in investment income, which rose $4.1 million and $8.0 million, respectively, on increased average cash equivalents and marketable securities. Interest expense in the second quarter of 2005 decreased $0.3 million and increased in the first half of 2005 by $2.8 million, due largely to the net effect on interest from financing transactions, including the $292.6 million net issuance in April 2004 of 6.7% Senior Debentures, the $128.9 million redemption in June 2004 of 5% Convertible Debentures, and the $100.0 million repayment in June 2005 of 7.35% Notes. In 2005, second-quarter and first-half net decreases in other miscellaneous non-operating expenses reflect $2.7 million of costs in 2004 associated with the redemption of the Convertible Debentures.

CNF's effective tax provision rate of 30.0% and 33.2% in the second quarter and first half of 2005, respectively, declined from 39.0% in the same periods of last year, due primarily to a $7.0 million second-quarter reversal in 2005 of previously accrued income taxes that related to an IRS settlement of issues related to tax years prior to 2002. Excluding the effect of the second-quarter reversal of accrued taxes, the effective tax provision rate in the second quarter and first half of 2005 was 37.2% and 37.7%, respectively, compared to 39.0% in the same periods of last year. The lower effective tax rates in 2005 were also due to an increase in tax-exempt interest income and the effect of the GAAP classification of income taxes on Vector's increasing foreign income. As more fully discussed in Note 4, "Investment in Unconsolidated Joint Venture," of Item 1, "Financial Statements," MW's portion of U.S. federal income taxes on Vector's domestic income is reported in CNF's tax provision. However, under GAAP, MW's portion of Vector's income taxes on its foreign income is reported in operating income as a component of equity-method income and is not a component of CNF's tax provision.

Con-Way Transportation Services

The following table compares operating results (dollars in thousands), operating margins, and the percentage increase in selected operating statistics of the Con-Way reporting segment:

                               Three Months Ended       Six Months Ended
                                     June 30,                 June 30,
                           ------------------------- -------------------------
                                 2005        2004         2005        2004
                           ------------ ------------ ------------ ------------
Summary of Operating
 Results
  Revenues                 $   713,939  $   640,861  $ 1,354,264  $ 1,219,341
  Operating Income              95,329       63,859      158,885      112,790
  Operating Margin                13.4%        10.0%        11.7%         9.3%

                            2005 vs.2004              2005 vs.2004
                           --------------            --------------
Selected Regional-Carrier
 Operating Statistics
  Revenue per day                 +11.7%                    +11.7%
  Yield                            +6.1                      +5.4
  Weight per day                   +5.3                      +5.9
  Weight per shipment              +2.0                      +3.0

Con-Way's revenue in the second quarter and first half of 2005 rose 11.4% and 11.1%, respectively, from the same periods in 2004 due to higher revenue from Con-Way's regional carriers and continued growth from the Con-Way Supply Chain Group, which includes Con-Way NOW, Con-Way Air Express, and Con-Way Truckload. Revenue per day from the regional carriers in the second quarter of 2005 rose 11.7% from the second quarter of 2004 on a 5.3% increase in weight per day ("weight") and a 6.1% increase in revenue per hundredweight ("yield"). For the first half of 2005, revenue per day from the regional carriers rose 11.7% from the same period last year on a 5.9% increase in weight and a 5.4% increase in yield. Management believes a portion of the weight improvement in 2005 was from market-share gains. Yield increases in the second quarter and first half of 2005 primarily reflect an increase in fuel surcharges. Excluding fuel surcharges, yields in 2005 increased 1.8% and 1.3% from the second quarter and first half of 2004, respectively. Yields in 2005 also benefited from continued growth in higher-rated interregional joint services and general rate increases in June 2004 and April 2005. Yields in 2005 were adversely affected by 2.0% and 3.0% increases in weight per shipment in the second quarter and first half of 2005, respectively, which were largely driven by a spot-quote program that contributed to an increase in the number of shipments in excess of 10,000 pounds. Rates generally decline when weight per shipment increases, as freight with a higher weight per shipment generally has a lower transportation cost per unit of weight.

Con-Way's second-quarter and first-half operating income in 2005 increased 49.3% and 40.9%, respectively, due largely to higher revenue and improved operating margins from the regional carriers. Fuel costs in the second quarter and first half of 2005 increased 59.7% and 56.0%, respectively, and purchased transportation costs in the same comparative periods increased 11.7% and 15.7%, respectively. However, fuel costs and the effect of fuel-related increases in purchased transportation costs were recovered through the fuel surcharges discussed above. Second-quarter and first-half employee costs in 2005 increased 4.1% and 4.5%, respectively, but declined as a percent of revenue. Employee costs in 2005 reflect increases in base compensation and employee benefits, partially offset by lower incentive compensation. Base compensation in the second quarter and first half of 2005 rose 8.8% and 8.3%, respectively, due primarily to headcount increases attributable to higher business volumes, and to a lesser extent, wage and salary rate increases. Second-quarter and first-half incentive compensation in 2005 declined by $10.3 million and $11.9 million, respectively, based on variations in operating income and other performance measures relative to plan. Employee benefits expense increased 4.2% and 2.5% in the second quarter and first half of 2005, respectively, due largely to growth in headcount.


Menlo Worldwide

The Menlo Worldwide reporting segment consists of the operating results of Logistics and Vector. Menlo Worldwide in 2005 reported second-quarter operating income of $10.6 million, an increase of 26.7% over last year. In the first half of 2005, segment income was $19.6 million, a 25.0% improvement over the same prior-year period. Although MW owns a majority equity interest, the operating results of Vector are reported as an equity-method investment based on GM's ability to control certain operating decisions. Accordingly, CNF's Consolidated Statements of Income do not include any revenue from Vector and only MW's proportionate share of the net income from Vector is reported as a reduction of operating expenses.


The following table compares operating results (dollars in thousands) and operating margins of the Menlo Worldwide reporting segment:

                               Three Months Ended       Six Months Ended
                                     June 30,                 June 30,
                           ------------------------- -------------------------
                                 2005        2004         2005        2004
                           ------------ ------------ ------------ ------------
Summary of Operating
 Results

Logistics
  Revenues                 $   317,036  $   282,569  $   618,985  $   550,755
  Purchased Transportation    (226,013)    (199,064)    (438,896)    (385,682)
                           ------------ ------------ ------------ ------------
  Net Revenues                  91,023       83,505      180,089      165,073


  Operating Income               5,634        5,358       10,664       10,335
  Operating Margin
   on Revenue                      1.8%         1.9%         1.7%         1.9%
  Operating Margin on
   Net Revenue                     6.2%         6.4%         5.9%         6.3%

Vector
  Operating Income          $    4,941  $     2,988  $     8,976  $     5,380




Menlo Worldwide - Logistics

Logistics' revenue in the second quarter and first half of 2005 increased 12.2% and 12.4%, respectively, due to increases in revenue from carrier-management and warehouse-management services. In 2005, revenue from carrier-management services in the second quarter and first half grew 13.6% and 12.5%, respectively, while revenue from warehouse-management services rose 10.8% and 14.3%, respectively. Carrier-management revenue is attributable to contracts for which Logistics manages the transportation of freight but subcontracts the actual transportation and delivery of products to third parties, which Logistics refers to as purchased transportation. Logistics' net revenue (revenue less purchased transportation) in the second quarter and first half of 2005 increased 9.0% and 9.1%, respectively, as purchased transportation costs grew at a higher rate than revenue.

Logistics' operating income in the second quarter and first half of 2005 increased 5.2% and 3.2%, respectively, over the same periods of last year, as revenue growth was partially offset by margin declines, which were due primarily to higher purchased transportation costs on increased carrier-management services and, to a lesser degree, lower customer shipment volumes on certain transaction-based warehouse-management contracts. In 2005, second-quarter and first-half purchased transportation costs grew 13.5% and 13.8%, respectively. The effect of fuel-related increases in purchased transportation costs were largely recovered through customer pricing. Margins in the second quarter and first half of 2005 were also adversely affected by higher administrative costs, which were due in part to executive termination benefits and expansion in international markets, partially offset by cost reductions from the integration of Con-Way Logistics, as described below.

Beginning in the second quarter of 2005, Logistics integrated the Con-Way Logistics business into its operations. Accordingly, the operating results of Con-Way Logistics are reported in the Menlo Worldwide Logistics' reporting segment and prior periods have been reclassified to conform to the current-period presentation. The integration of the two businesses is intended to provide an enterprise solution offering for Logistics' customers who want to use Con-Way as a primary transportation provider in addition to those customers who want a vendor-neutral transportation solution. The integration is also expected to expand Con-Way Logistics' multi-client warehousing service to Logistics' larger warehouse network.

Menlo Worldwide - Vector

Operating Results

Second-quarter segment income reported from MW's equity investment in Vector increased to $4.9 million in 2005 from $3.0 million in 2004, and for the six-month period, improved to $9.0 million in 2005 from $5.4 million last year. Higher reported segment income from Vector was due primarily to higher income earned in GM's international regions, partially offset by a decline in income from GM's North America region. Improved income in GM's international regions was substantially due to increased business levels and the revised compensation principles in GM's European region, as described below.

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

International

Compensation earned from GM's European region in the second quarter and first half of 2005 increased $2.2 million and $4.8 million, respectively, from the same periods last year, due primarily to increased business levels and an amendment to ABCs for GM's European region. Effective January 1, 2005, for the 2005 calendar year, all of the ABCs for GM's European region were amended to compensate Vector with cost reimbursement and a management fee based on vehicle production volumes, rather than through separately approved ABCs. After 2005, Vector's compensation for GM's European region will again be based on separately approved ABCs, unless further amendments are negotiated. The compensation principles for GM's Latin America and Asia/Pacific regions are unaffected by the 2005 amendments in the European region.

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



CNF Other Segment

The CNF Other segment consists of the results of Road Systems and certain corporate activities. A majority of the revenue from Road Systems was from sales to Con-Way. The CNF Other second-quarter operating loss decreased to $0.8 million in 2005 from $0.9 million in 2004, while the $0.2 million operating loss in the first half of 2005 decreased from $1.8 million in 2004. The first half of 2005 primarily reflects a $1.4 million first-quarter gain from corporate insurance activities, while the same period of last year included a $1.5 million operating loss from sales of corporate properties.

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

Menlo Worldwide Forwarding

Impairment Charge

On October 5, 2004, CNF and MW entered into a stock purchase agreement with UPS to sell all of the issued and outstanding capital stock of MWF. CNF completed the sale on December 19, 2004, as more fully discussed below. Although the stock purchase agreement was entered into on October 5, 2004, decisions by CNF's management and its Board of Directors and the third-quarter sale negotiations with UPS established CNF's commitment to sell MWF as of September 30, 2004. In the process of evaluating several strategic alternatives for Menlo Worldwide's Forwarding segment, CNF was approached by UPS in the third quarter of 2004 with interest in acquiring MWF. Accordingly, in the third quarter of 2004, CNF classified MWF as held for sale and recognized a $260.5 million impairment charge to write down the recorded book value of MWF to its anticipated selling price, less costs to sell. The impairment charge was based on the agreement to sell MWF, as described below, and primarily represents the estimated write-down to the fair value of MWF's goodwill and long-lived assets, including MWF's accumulated foreign currency translation adjustment, as well as estimated selling costs.

Stock Purchase Agreement

The stock purchase agreement excludes certain assets and liabilities of MWF and includes certain assets and liabilities of CNF or its subsidiaries related to the business conducted by MWF. Among the assets and liabilities so excluded are those related to EWA, and the obligation related to MWF employees covered under CNF's domestic pension, postretirement medical and long-term disability plans. Under the agreement, UPS agreed to pay to CNF an amount equal to MWF's cash position as of December 31, 2004, and to pay the estimated present value of CNF's retained obligations related to MWF employees covered under CNF's long-term disability and postretirement medical plans, as agreed to by the parties or, in the absence of such agreement, as determined by
an independent actuary.   In addition, UPS assumed indebtedness
associated with the MWF business, including approximately $110 million of debt owed by MWF in connection with the City of Dayton, Ohio, Special Facilities Revenue Refunding Bonds, certain capital leases and other debt, other letters of credit, and overdraft facilities. Under the stock purchase agreement, CNF has agreed to a three-year non-compete covenant that, subject to certain exceptions, will limit CNF's annual air freight and ocean forwarding and/or customs brokerage revenues to $175 million through CNF's 2007 fiscal year. CNF has also agreed to indemnify UPS against certain losses that UPS may incur after the closing of the sale with certain limitations. Any losses related to these indemnification obligations or any other costs, including any future cash expenditures, related to the sale that have not been estimated and recognized at this time will be recognized in future periods as an additional loss from disposal when and if incurred. For additional details, refer to the stock purchase agreement filed as an exhibit to CNF's Form 8-K dated October 5, 2004 and the amendment to the stock purchase agreement filed as an exhibit to CNF's Form 8-K dated December 21, 2004.

Disposition of MWF and Forwarding Segment

Upon completion of the sale of MWF on December 19, 2004, CNF received cash consideration of $150 million, subject to certain post-closing adjustments, including adjustments for cash held by MWF at closing and MWF's net working capital as of closing. In connection with the sale, CNF in 2004 recognized a fourth-quarter loss from disposal of $15.8 million (net of a $3.6 million tax benefit), as the adjusted carrying value of MWF exceeded the cash consideration, including amounts received at closing and expected to be received in the future. Following settlement of the MWF cash balance in March 2005, CNF received cash of $29.4 million and recognized an additional first-quarter loss from disposal of $9.8 million, primarily to recognize the difference between the actual cash received and CNF's estimate of the cash position at December 31, 2004, and to accrue additional estimated transaction costs. In the second quarter of 2005, CNF recognized a $3.0 million net gain due in part to the reversal of previously accrued income taxes pertaining to EWA, which related to an IRS settlement of issues related to tax years prior to 2002.

CNF recognized a tax benefit on its losses from the disposal of MWF, which are treated as capital losses for tax purposes. Under current tax law, capital losses can only be used to offset capital gains. CNF does not currently forecast any significant capital gains in the tax carry-forward period. Based in part on the amount of capital gains actually recognized for tax purposes, only $3.6 million of the cumulative disposal-related tax benefit of $46.8 million was realizable, and as a result, the remaining $43.2 million of the recognized tax benefit was fully offset by a valuation allowance of an equal amount.

Excluded Assets and Liabilities

As described above, the stock purchase agreement excludes, and CNF has retained, the obligations related to MWF employees covered under certain CNF-sponsored employee benefit plans, including domestic pension, postretirement and long-term disability plans that cover the noncontractual employees and former employees of both continuing and discontinued operations. These plans also include certain pension plans that cover only the current and former employees of the discontinued Forwarding segment (the "Forwarding Plans"). For financial reporting purposes, the prepaid benefit cost of the Forwarding Plans is reported in Assets of Discontinued Operations while the accrued benefit cost related to MWF employees covered under the other legally separate CNF-sponsored plans are reported in Employee Benefits of continuing operations. Under the stock purchase agreement, UPS agreed to pay to CNF the estimated present value of CNF's retained obligations related to MWF employees covered under CNF's long-term disability and postretirement medical plans, as agreed to by the parties or, in the absence of such agreement, as determined by an independent actuary. Accordingly, CNF in December 2004 recorded in Other Accounts Receivable a receivable for its estimate of the present value of these employee benefit obligations. As of June 30, 2005, UPS and CNF had not reached agreement as to the amount to be paid by UPS for the employee benefit obligations retained by CNF, and it is possible that the amount ultimately paid will be based upon an estimate prepared by an independent actuary. As more fully discussed below under "Estimates and Critical Accounting Policies," CNF's estimate of the present value of these employee benefit obligations is an actuarial determination that depends upon a number of assumptions and factors. If CNF's estimate is different than the amount actually payable by UPS, that difference would be recognized as a gain or loss from disposal when and if incurred.

EWA's restructuring reserves decreased to $25.1 million at June 30, 2005 from $33.8 million at December 31, 2004. Restructuring reserves at June 30, 2005 were primarily reported in Liabilities of Discontinued
Operations and consisted primarily of CNF's estimated exposure related to the labor matters described below, as well as other estimated remaining restructuring-related obligations.

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


                     Liquidity and Capital Resources

Cash and cash equivalents rose to $551.7 million at June 30, 2005 from $386.9 million at December 31, 2004, as $126.7 million provided by operating activities and $220.8 million provided by investing activities exceeded $170.4 million used in financing activities. Cash provided by investing activities primarily reflects a $314.0 million decrease in short-term marketable securities, partially offset by capital expenditures of $90.7 million. CNF's cash flows are summarized in the table below.

                                                   Six Months Ended
                                                        June 30,
                                             -----------------------------
(Dollars in thousands)                            2005           2004
                                             -------------- --------------
Operating Activities
  Net income                                 $     102,182  $      63,934
  Discontinued operations                            6,825          1,330
  Non-cash adjustments (1)                          47,392         71,847
                                             -------------- --------------
                                                   156,399        137,111
  Changes in assets and liabilities
   Receivables                                     (26,118)       (40,887)
   Accounts payable and accrued
    liabilities, excluding accrued
    incentive compensation                          (2,868)        37,554
   Accrued incentive compensation                  (20,221)        24,628
   Income taxes                                     27,383         12,278
   Employee benefits                               (30,871)        (8,052)
   Deferred charges and credits                     22,601         10,299
   All other changes in assets
    and liabilities                                    369        (15,168)
                                             -------------- --------------
                                                   (29,725)        20,652


Net Cash Provided by Operating Activities          126,674        157,763
                                             -------------- --------------

Net Cash Provided by (Used in)
 Investing Activities                              220,771        (63,934)
                                             -------------- --------------

Net Cash Provided by (Used in)
 Financing Activities                             (170,408)       151,677
                                             -------------- --------------

Net Cash Provided by Continuing Operations         177,037        245,506

Net Cash Provided by (Used in)Discontinued
 Operations                                        (12,261)        10,012
                                             -------------- --------------
Increase in Cash and Cash Equivalents        $     164,776  $     255,518
                                             ============== ==============

(1) "Non-cash adjustments" refer to depreciation, amortization, deferred income taxes,provision for uncollectible accounts, equity in earnings of joint venture, and non-cash gains and losses.


Continuing Operations

Operating Activities

Cash flow from continuing operations in the first half of 2005 was $126.7 million, a $31.1 million decline from the same prior-year period. Net income before non-cash items in the first half of 2005 exceeded the same period of last year; however, in 2005, that improvement was offset by a net use of cash from changes in assets and liabilities.
Receivables in the first half of 2005 used $26.1 million as a revenue-driven increase in receivables was partially offset by a $29.4 million first-quarter payment received from UPS in connection with the sale of MWF. Accrued incentive compensation decreased $20.2 million in the first half of 2005, while the prior-year period reflects a $24.6 million increase. In both periods, changes in accrued incentive compensation reflect CNF's payment schedule for its employee incentive plans, under which total incentive compensation earned in an award year is paid to employees with a partial payment in December of the award year and a final payment in February of the next award year. In 2005, $55.1 million in February payments for incentive compensation exceeded first-half expense accruals of $34.9 million, while in 2004, $47.3 million in first-half expense accruals exceeded $22.7 million in February payments. Based primarily on taxable income, CNF's current tax accounts changed by $27.4 million, as CNF accrued a $0.7 million income tax payable at June 30, 2005, compared to a $26.7 million income tax receivable at December 31, 2004, as reported in Other Receivables in CNF's financial statements. The net use of cash from the net decreases in employee benefit liabilities for the first half of 2005 and 2004 reflects the net effect of defined benefit pension plan funding contributions of $52.5 million and $40.0 million, respectively, as described below under "- Defined Benefit Pension Plans," partially offset by expense accruals for CNF's defined benefit plan obligation. Cash provided by changes in deferred charges and credits in the first half of 2005 primarily reflects a $19.1 million decline in Vector's affiliate receivable from CNF, as more fully discussed in Note 4, "Investment in Unconsolidated Joint Venture," in Item 1, "Financial Statements." In the same period of last year, Vector's affiliate receivable from CNF declined by $4.8 million.

Investing Activities

Investing activities in the first half of 2005 provided $220.8 million compared to $63.9 million used in the first half of 2004. In both periods presented, investing activities consisted primarily of capital expenditures and fluctuations in short-term marketable securities. Capital expenditures in the first half of 2005 increased $45.7 million from the first half of 2004 due substantially to expenditures at Con-Way, which acquired $63.5 million of tractors and trailers in the first half of 2005, compared to $23.8 million in the first half of 2004. Investments in marketable securities decreased in the first half of 2005 by $314.0 million, primarily from the conversion of auction-rate securities into cash, while the same period of 2004 reflects a $16.3 million increase in marketable securities.

Financing Activities

Financing activities in the first half of 2005 used cash of $170.4 million compared to $151.7 million provided in the first half of 2004. In the first half of 2005, cash used in financing activities includes $74.6 million used for the repurchase of common stock under CNF's repurchase program described below. Financing activities in 2005 reflect the repayment at maturity on June 1 of $100 million 7.35% Notes, while 2004 reflects the $292.6 million net issuance of 6.7% Senior Debentures and the $128.9 million redemption of 5% Convertible Debentures. Financing activities in both periods presented also reflect dividend payments and scheduled principal payments for the Thrift and Stock Plan notes guaranteed by CNF. Cash provided by the exercise of stock options increased to $32.3 million in the first half of 2005 from $17.1 million in the same period last year, due primarily to an increase in the market price for CNF's common stock.

In January 2005, the Board of Directors authorized the repurchase of up to $300 million in CNF's common stock from time to time during a two-year period in open market purchases and privately negotiated transactions. CNF currently estimates it will repurchase approximately $150 million of CNF's common stock annually in each of 2005 and 2006.

CNF has a $400 million revolving credit facility that matures on March 11, 2010. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to $400 million. At June 30, 2005, no borrowings were outstanding under the facility and $219.2 million of letters of credit were outstanding, leaving $180.8 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions to borrowing. CNF had other uncommitted unsecured credit facilities totaling $35.0 million at June 30, 2005, which are available to support letters of credit, bank guarantees, and overdraft facilities; at that date, a total of $12.4 million was outstanding under these facilities. Of the total letters of credit outstanding at June 30, 2005, $218.7 million provided collateral for CNF workers' compensation and vehicular self-insurance programs. See "Other Matters
- Forward-Looking Statements" below, and Note 5, "Debt and Other Financing Arrangements," in Item 8, "Financial Statements and Supplementary Data," of CNF's 2004 Annual Report on Form 10-K for additional information concerning CNF's $400 million credit facility and some of its other debt instruments.

Defined Benefit Pension Plans

CNF periodically reviews the funding status of its defined benefit pension plans for non-contractual employees, and makes contributions from time to time as necessary in order to comply with the funding requirements of the Employee Retirement Income Security Act ("ERISA"). CNF applies the recognition and measurement criteria of GAAP in reporting the effect of its pension plans in its consolidated financial statements. However, pension funding requirements are determined by ERISA rather than GAAP. CNF currently estimates that it will contribute $75 million in 2005, including $55.0 million already contributed through July 2005. CNF also made defined benefit pension plan contributions of $90.8 million in 2004, $75.0 million in 2003, and $76.2 million in 2002, and $13.1 million in 2001 but made no contributions from 1996 through 2000, due in part to the high rate of return realized on plan assets and for the lack of tax deductibility of funding during that period.

Contractual Cash Obligations

CNF's contractual cash obligations as of December 31, 2004 are summarized in CNF's 2004 Annual Report on Form 10-K under Item 7, "Management's Discussion and Analysis - Liquidity and Capital Resources
- Contractual Cash Obligations." In the first half of 2005, there have been no material changes in CNF's contractual cash obligations outside the ordinary course of business. As discussed above, CNF repaid its $100 million 7.35% Notes on June 1, 2005.

At June 30, 2005, Con-Way was obligated under purchase commitments to acquire $24.0 million of revenue equipment for delivery in 2005. CNF currently anticipates capital expenditures of approximately $235 million in 2005, including its obligations under purchase commitments described above.

Other

CNF's ratio of total debt to capital decreased to 42.1% at June 30, 2005 from 47.9% at December 31, 2004, due primarily to the increase in retained earnings resulting from net income earned in the first half of 2005 and the repayment in June of $100 million 7.35% Notes.

In June 2005, Standard & Poor's affirmed its investment-grade rating on CNF's senior unsecured debt and upgraded its outlook to "positive" from "stable."

Discontinued Operations

On December 19, 2004, CNF completed the sale of MWF to UPS for $150 million in cash, subject to adjustment for cash held by MWF at closing and the net capital of MWF as of closing. In March 2005, CNF received $29.4 million from UPS for the reimbursable cash held by MWF at closing, with no adjustment for net capital.

As more fully discussed under " Results of Operations - Discontinued Operations," UPS agreed to pay to CNF an amount equal to CNF's retained obligations related to MWF employees covered under CNF's long-term disability and postretirement medical plans, as agreed to by parties or, in the absence of such agreement, as determined by an independent actuary. Accordingly, CNF in December 2004 recorded in Other Accounts Receivable a receivable for its estimate of the present value of these employee benefit obligations. As of June 30, 2005, UPS and CNF had not reached agreement as to the amount to be paid by UPS for the employee benefit obligations retained by CNF, and it is possible that the amount ultimately paid will be based upon an estimate prepared by an independent actuary.



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

CNF assumed a discount rate of 6.25% for purposes of calculating its pension expense in both 2005 and 2004. CNF adjusts its discount rate periodically by taking into account changes in high-quality corporate bond yields and the guidance of its outside actuaries. In determining the appropriate discount rate for 2005, CNF began utilizing a bond model that incorporates expected cash flows of plan obligations. The bond model uses a selected portfolio of Moody's Aa-or-better rated bonds with cash flows and maturities that match the projected benefit payments of CNF's pension plans. CNF's discount rate is equal to the yield on the portfolio of bonds, which will typically exceed the Moody's Aa corporate bond index due to the long duration of expected benefit payments from CNF's plan. If all other factors were held constant, a 0.25% decline in the discount rate would result in an estimated $6 million increase in 2005 annual pension expense.

CNF adjusts its assumed rate of return on plan assets based on historical returns and current market expectations. The rate of return is based on an expected 20-year return on the current asset allocation and the effect of actively managing the plan, net of fees and expenses. For purposes of calculating its pension expense, CNF assumed a rate of return on plan assets of 8.5% in 2005, a decline from an assumption of 9.0% in 2004. Using year-end plan asset values, a 0.5% decline in the assumed rate of return on plan assets would result in an estimated $4 million increase in 2005 annual pension expense.

The determination of CNF's accrued pension benefit cost includes an unrecognized actuarial loss that results from the cumulative difference between estimated and actual values for the year-end projected pension benefit obligation and the fair value of plan assets. Under GAAP, any portion of the unrecognized actuarial loss or gain that exceeds ten percent of the greater of the projected benefit obligation or fair value of plan assets must be amortized as an expense over the average service period for employees, approximately eleven years for CNF. Lower amortization of the unrecognized actuarial loss will reduce the annual pension expense in 2005 by approximately $6 million from the annual pension expense in 2004.

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

                              Other Matters

Cyclicality and Seasonality

CNF's businesses operate in industries that are affected directly by general economic conditions and seasonal fluctuations, which affect demand for transportation services. In the transportation industry, for a typical year, the months of September and October usually have the highest business levels while the months of December, January and February usually have the lowest business levels.

Business Interruption

CNF and its subsidiaries rely on CNF Service Company for the performance of shared administrative and technology services in the conduct of their businesses. CNF's computer facilities and its administrative and technology employees are located at the Administrative and Technology ("AdTech") Center, a centralized shared-service facility in Portland, Oregon. Although CNF maintains backup systems and has disaster recovery processes and procedures in place, a sustained interruption in the operation of these facilities, whether due to terrorist activities, earthquakes, floods or otherwise, could have a material adverse effect on CNF's financial condition, cash flows, and results of operations.

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

Employees

The workforce of CNF and its subsidiaries is not affiliated with labor unions. Consequently, CNF believes that the operations of its subsidiaries have advantages over comparable unionized competitors in providing reliable and cost-competitive customer services, including greater efficiency and flexibility. There can be no assurance that CNF's subsidiaries will be able to maintain their current advantages over certain of their competitors.


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

The effective date of SFAS 123R is as of the beginning of the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005, which for CNF is the first quarter of 2006. CNF is currently assessing the transition method to adopt. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based awards granted in the future, as well as the assumptions and the fair value model used to value the awards, and the market value of CNF common stock.

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

  * the possibility of defaults under CNF's $400 million credit agreement and other debt instruments, including defaults resulting from additional unusual charges or from any costs or expenses that CNF may incur, and the possibility that CNF may be required to repay certain indebtedness in the event that the ratings assigned to its long-termsenior debt by credit rating agencies are reduced;

  * labor matters, including the grievance by furloughed pilots and crew members, labor organizing activities, work stoppages or strikes;enforcement of and changes in governmental regulations, including the effects of new regulations issued by the Department of Homeland Security;

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides a summary of shares repurchased by the CNF during the quarter ended June 30, 2005:


                                              Total Number     Maximum Dollar
                     Total      Average   of Shares Purchased  Value of Shares
                   Number of     Price         as Part of      that May Yet Be
                    shares      Paid per   Publicly Announced  Purchased Under
                 Purchased[1]   Share         Program [1]      the Program[1]
                 -------------------------------------------------------------


April 1, 2005 -
 April  30, 2005    189,000     $ 43.61         189,000        $  259,493,440
May 1, 2005 -
 May 31, 2005       510,500     $ 43.95         510,500        $  237,059,471
June 1, 2005 -
 June 30, 2005      262,000     $ 44.38         262,000        $  225,432,306
                 -----------                 -----------

Total               961,500     $ 44.00         961,500        $  225,432,306
                 ===========                 ===========

[1] In January 2005, CNF's Board of Directors authorized a two-year stock repurchase program providing for the repurchase of up to $300 million in common stock in open market purchases and privately negotiated transactions.


ITEM 6.  EXHIBITS

Exhibit No.

(10)      Material Contracts

     10.1 Summary of Material Executive Employee Agreements (Item 1.01 to CNF's Report on Form 8-K filed on June 6, 2005.*#)

     10.2 Employment Agreement between the Company and John H. Williford dated June 4, 2005 (Exhibit 99.1 to CNF's Report on Form 8-K filed on June 6, 2005.*)

     10.3 Severance Agreement between the Company and David S. McClimon dated June 3, 2005. #

     10.4 Severance Agreement between CTS and David S. McClimon dated June 3, 2005. #

     10.5 Severance Agreement between the Company and Bryan M. Millican dated June 3, 2005. #

     10.6 Letter dated June 2, 2005 terminating Severance Agreement between CTS and Douglas W. Stotlar dated March 1, 2005. #

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

                                          CNF Inc.
                                          (Registrant)

August 5, 2005                            /s/Kevin Schick
                                          ---------------------
                                          Kevin Schick
                                          Senior Vice President and
                                          Chief Financial Officer