Form 10-Q
period 2005-09-30
CNF INC
filed 2005-11-08
CIK 23675

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---            SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005

                                     OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---            SECURITIES EXCHANGE ACT OF 1934

             For the transition period from   N/A   to   N/A


                        COMMISSION FILE NUMBER 1-5046

                                  CNF Inc.


                    Incorporated in the State of Delaware
                I.R.S. Employer Identification No. 94-1444798

         2855 Campus Drive, Suite 300, San Mateo, California  94403
                       Telephone Number (650) 378-5200

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes       No  X
    ---      ---


             Number of shares of Common Stock, $.625 par value,
               outstanding as of October 31, 2005:  52,327,232













                                  CNF INC.
                                  FORM 10-Q
                       Quarter Ended September 30, 2005

_______________________________________________________________________________
_______________________________________________________________________________

                                    INDEX



PART I.FINANCIAL INFORMATION                                               Page

   Item 1.  Financial Statements

             Consolidated Balance Sheets -
               September 30, 2005 and December 31, 2004                      3

             Statements of Consolidated Operations -
               Three and Nine Months Ended September 30, 2005 and 2004       5

             Statements of Consolidated Cash Flows -
               Nine Months Ended September 30, 2005 and 2004                 6

             Notes to Consolidated Financial Statements                      7

   Item 2.  Management's  Discussion  and  Analysis  of
              Financial Condition and Results of Operations                 18

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk      34

   Item 4.  Controls and Procedures                                         35


PART II.OTHER INFORMATION

   Item 1.  Legal Proceedings                                               36

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     36

   Item 6.  Exhibits                                                        37

   Signatures                                                               38







                           PART I. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


                                    CNF INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in thousands)



                                                     September 30, December 31,
ASSETS                                                  2005          2004
                                                     ------------  ------------
Current Assets
  Cash and cash equivalents                          $   641,931   $   386,897
  Marketable securities                                  156,050       446,300
  Trade accounts receivable, net                         536,455       425,783
  Other accounts receivable (Note 2)                      10,095       134,577
  Operating supplies, at lower of average cost
    or market                                             19,103        16,665
  Prepaid expenses                                        43,394        48,092
  Deferred income taxes                                   58,274        51,453
  Assets of discontinued operations (Note 2)               9,226         5,128
                                                     ------------  ------------
    Total Current Assets                               1,474,528     1,514,895
                                                     ------------  ------------

Property, Plant and Equipment, at cost
  Land                                                   149,368       142,857
  Buildings and leasehold improvements                   635,791       618,698
  Revenue equipment                                      774,834       677,499
  Other equipment                                        220,994       210,102
                                                     ------------  ------------
                                                       1,780,987     1,649,156
  Accumulated depreciation and amortization             (838,914)     (789,835)
                                                     ------------  ------------
                                                         942,073       859,321
                                                     ------------  ------------
Other Assets
  Deferred charges and other assets (Note 4)              40,275        56,618
  Capitalized software, net                               45,648        50,347
  Assets of discontinued operations (Note 2)              16,027        15,220
                                                     ------------  ------------
                                                         101,950       122,185
                                                     ------------  ------------
    Total Assets                                     $ 2,518,551   $ 2,496,401
                                                     ============  ============


             The accompanying notes are an integral part of these statements.



                                    CNF INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                (Dollars in thousands except per share amounts)



                                                     September 30, December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                    2005          2004
                                                     ------------  ------------
Current Liabilities
  Accounts payable                                   $   267,764   $   252,867
  Accrued liabilities                                    256,277       226,437
  Self-insurance accruals                                 87,098        86,095
  Current maturities of long-term debt                    15,030       112,727
  Income taxes payable                                    15,540            --
  Liabilities of discontinued operations (Note 2)         35,729        34,705
                                                     ------------  ------------
    Total Current Liabilities                            677,438       712,831

Long-Term Liabilities
  Long-term debt and guarantees                          582,714       601,344
  Self-insurance accruals                                104,389       102,512
  Employee benefits (Note 5)                             231,408       245,989
  Other liabilities and deferred credits                  21,698        20,296
  Deferred income taxes                                    9,366        29,200
  Liabilities of discontinued operations (Note 2)            759         6,862
                                                     ------------  ------------
    Total Liabilities                                  1,627,772     1,719,034
                                                     ------------  ------------
Commitments and Contingencies (Note 8)

Shareholders' Equity
  Preferred stock, no par value; authorized
    5,000,000 shares: Series B, 8.5% cumulative,
    convertible, $.01 stated value; designated
    1,100,000 shares; issued 658,073 and
    742,995 shares, respectively                               7             7
  Additional paid-in capital, preferred stock            100,086       113,002
  Deferred compensation, Thrift and Stock Plan           (42,686)      (49,117)
                                                     ------------  ------------
    Total Preferred Shareholders' Equity                  57,407        63,892
                                                     ------------  ------------
  Common stock, $.625 par value; authorized
    100,000,000 shares;issued 60,530,015 and
    58,544,254 shares, respectively                       37,850        36,590
  Additional paid-in capital, common stock               503,274       429,134
  Retained earnings                                      569,450       426,300
  Deferred compensation, restricted stock                 (3,751)       (5,744)
  Cost of repurchased common stock (Note 7)
    (8,340,812 and 6,364,868 shares, respectively)      (258,357)     (157,069)
                                                     ------------  ------------
    Total Common Shareholders' Equity                    848,466       729,211
                                                     ------------  ------------
  Accumulated Other Comprehensive Loss (Note 6)          (15,094)      (15,736)
                                                     ------------  ------------
    Total Shareholders' Equity                           890,779       777,367
                                                     ------------  ------------
      Total Liabilities and Shareholders' Equity     $ 2,518,551   $ 2,496,401
                                                     ============  ============


             The accompanying notes are an integral part of these statements.


                                    CNF INC.
                       STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (Unaudited)
               (Dollars in thousands except per share amounts)



                                  Three Months Ended        Nine Months Ended
                                    September 30,             September 30,
                               -----------------------  -----------------------
                                   2005        2004        2005       2004
                               ----------- -----------  ----------- -----------
Revenues                       $1,099,151  $  973,619   $3,080,709  $2,744,921

Costs and Expenses
  Operating expenses (Note 4)     884,255     792,075    2,471,555   2,231,920
  Selling, general and
    administrative expenses        82,471      76,660      246,195     230,888
  Depreciation                     29,392      26,449       83,110      76,951
                               ----------- -----------  ----------- -----------
                                  996,118     895,184    2,800,860   2,539,759
                               ----------- -----------  ----------- -----------
Operating Income                  103,033      78,435      279,849     205,162
                               ----------- -----------  ----------- -----------
Other Income (Expense)
  Investment income                 5,668       2,112       15,830       4,247
  Interest expense                 (8,426)    (10,959)     (28,580)    (28,306)
  Miscellaneous, net                 (732)       (876)      (4,348)     (5,401)
                               ----------- -----------  ----------- -----------
                                   (3,490)     (9,723)     (17,098)    (29,460)

                               ----------- -----------  ----------- -----------
Income from Continuing
  Operations Before Taxes          99,543      68,712      262,751     175,702
    Income Tax
      Provision  (Note 9)          35,070      26,798       89,271      68,524
                               ----------- -----------  ----------- -----------
Income from Continuing
  Operations                       64,473      41,914      173,480     107,178
                               ----------- -----------  ----------- -----------

Discontinued Operations,
  net of tax (Note 2)
  Gain (Loss) from Disposal         3,335    (260,490)      (3,490)   (260,490)
  Income from
    Discontinued Operations            --       4,444           --       3,114
                               ----------- -----------  ----------- -----------
                                    3,335    (256,046)      (3,490)   (257,376)

Net Income (Loss)                  67,808    (214,132)     169,990    (150,198)
  Preferred Stock Dividends         1,816       2,075        5,841       6,119
                               ----------- -----------  ----------- -----------

Net Income (Loss)
  Applicable to Common
    Shareholders               $   65,992  $ (216,207)  $  164,149  $ (156,317)
                               =========== ===========  =========== ===========

Weighted-Average Common
   Shares Outstanding (Note 1)
    Basic                      52,081,891  50,670,398   52,198,251  50,150,987
    Diluted                    55,966,289  55,408,636   56,259,541  56,527,092

Earnings (Loss) per
  Common Share (Note 1)
    Basic
      Net Income from
       Continuing Operations   $     1.20  $     0.79   $     3.21  $     2.02
      Gain (Loss) from
       Disposal, net of tax          0.07       (5.15)       (0.07)      (5.20)
      Income from
       Discontinued Operations,
       net of tax                      --        0.09           --        0.06
      Net Income (Loss)        ----------- -----------  ----------- -----------
       Applicable to Common
        Shareholders           $     1.27  $    (4.27)  $     3.14  $    (3.12)
                               =========== ===========  =========== ===========

    Diluted
      Net Income from
       Continuing Operations   $     1.12  $     0.72   $     2.99  $     1.83
      Gain (Loss) from
       Disposal, net of tax          0.06       (4.70)       (0.06)      (4.61)
      Income from
       Discontinued Operations,
       net of tax                     --         0.08           --        0.06
                               ----------- -----------  ----------- -----------
      Net Income (Loss)
       Applicable to Common
        Shareholders           $     1.18  $    (3.90)  $     2.93  $    (2.72)
                               =========== ===========  =========== ===========


             The accompanying notes are an integral part of these statements.


                                    CNF INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (Unaudited)
                            (Dollars in thousands)

                                                           Nine Months Ended
                                                             September 30,
                                                     --------------------------
                                                          2005          2004
                                                     ------------  ------------
Cash and Cash Equivalents, Beginning of Period       $   386,897   $    38,183
                                                     ------------  ------------
Operating Activities
Net income (loss)                                        169,990      (150,198)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Discontinued operations, net of tax                    3,490       257,376
    Depreciation and amortization,net of accretion        91,308        86,957
    Increase (Decrease) in deferred income taxes         (17,043)       14,847
    Amortization of deferred compensation                  7,791         8,770
    Provision for uncollectible accounts                   3,626         3,894
    Equity in earnings of joint venture                  (10,833)       (8,079)
    Loss (Gain) from sales of property and
      equipment, net                                        (438)          159
    Changes in assets and liabilities:
      Receivables                                       (109,775)      (67,612)
      Prepaid expenses                                     4,698         1,075
      Accounts payable                                    16,019        29,819
      Accrued incentive compensation                      (1,312)       54,322
      Accrued liabilities, excluding accrued
        incentive compensation                            28,944        30,553
      Self-insurance accruals                              2,880        (4,645)
      Income taxes                                        61,379        30,974
      Employee benefits                                  (39,807)      (43,504)
      Deferred charges and credits                        26,744        71,562
      Other                                               (5,444)       (7,314)
                                                     ------------  ------------
        Net Cash Provided by Operating Activities        232,217       308,956
                                                     ------------  ------------
Investing Activities
  Capital expenditures                                  (168,133)     (110,111)
  Software expenditures                                   (6,314)       (9,209)
  Proceeds from sales of property and equipment, net       3,756         5,043
  Proceeds from sale of discontinued operations          108,366            --
  Net decrease (increase) in marketable securities       290,250       (65,110)
                                                     ------------  ------------
        Net Cash Provided by (Used in)
          Investing Activities                           227,925      (179,387)
                                                     ------------  ------------

Financing Activities
  Net proceeds from issuance of long-term debt                --       292,587
  Repayment of long-term debt and guarantees            (112,722)     (142,919)
  Proceeds from exercise of stock options                 56,844        25,074
  Payments of common dividends                           (15,782)      (15,153)
  Payments of preferred dividends                         (9,664)       (9,941)
  Repurchases of common stock                           (111,562)           --
                                                     ------------  ------------
        Net Cash Provided by (Used in)
          Financing Activities                          (192,886)      149,648
                                                     ------------  ------------

        Net Cash Provided by Continuing Operations       267,256       279,217
                                                     ------------  ------------
        Net Cash Used in Discontinued Operations         (12,222)       (3,891)
                                                     ------------  ------------
        Increase in Cash and Cash Equivalents            255,034       275,326
                                                     ------------  ------------
Cash and Cash Equivalents, End of Period             $   641,931   $   313,509
                                                     ============  ============

Supplemental Disclosure
  Cash paid for income taxes, net                    $    40,916   $    24,824
                                                     ============  ============
  Cash paid for interest, net of amounts capitalized $    27,470   $    19,692
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

Earnings per Share ("EPS")

Basic EPS is computed by dividing reported earnings (loss) by the weighted-average common shares outstanding. Diluted EPS is calculated as follows:

 (Dollars in thousands            Three Months Ended        Nine Months Ended
  except per share data)             September 30,             September 30,
                               -----------------------  -----------------------
                                  2005        2004         2005         2004
                               ----------- -----------  ----------- -----------
Numerator:
  Continuing operations
    (after preferred stock
     dividends), as reported    $  62,657  $   39,839   $  167,639   $ 101,059
       Add-backs:
         Dividends on
          Series B preferred
          stock, net of
          replacement funding         269         303          830         954
         Interest expense on
          convertible
          subordinated
          debentures, net of
          trust dividend income        --          --           --       1,590
                               ----------- -----------  ----------- -----------
  Continuing operations            62,926      40,142      168,469     103,603
                               ----------- -----------  ----------- -----------
  Discontinued operations           3,335    (256,046)      (3,490)   (257,376)
                               ----------- -----------  ----------- -----------
  Applicable to common
   shareholders                $   66,261  $ (215,904)  $  164,979  $ (153,773)
                               =========== ===========  =========== ===========

Denominator:
  Weighted-average common
   shares outstanding          52,081,891  50,670,398   52,198,251  50,150,987
  Stock options and
   restricted stock               786,186   1,221,014      963,078   1,122,770
  Series B preferred
   stock                        3,098,212   3,517,224    3,098,212   3,517,224
  Convertible
   subordinated debentures             --          --           --   1,736,111
                               ----------- -----------  ----------- -----------
                               55,966,289  55,408,636   56,259,541  56,527,092
                               =========== ===========  =========== ===========
Earnings (Loss) per
  Diluted Share:
    Continuing operations      $     1.12  $     0.72   $     2.99  $     1.83
    Discontinued operations          0.06       (4.62)       (0.06)      (4.55)
                               ----------- -----------  ----------- -----------
    Applicable to
     common shareholders       $     1.18  $    (3.90)  $     2.93  $    (2.72)
                               =========== ===========  =========== ===========


For the nine months ended September 30, 2004, diluted shares reflect the effect of convertible subordinated debentures, which were redeemed on June 1, 2004.

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

The table below sets forth the effect on net income and earnings per share if CNF had applied the fair-value based method and recognition provisions of SFAS 123, " Accounting for Stock-Based Compensation," to stock-based compensation. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably over the vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.


 (Dollars in thousands,          Three Months Ended       Nine Months Ended
  except per share data)            September 30,            September 30,
                               -----------------------  -----------------------
                                   2005        2004        2005        2004
                               ----------- -----------  ----------- -----------
Net income (loss) applicable
 to common shareholders,
 as reported                   $   65,992  $ (216,207)  $  164,149  $ (156,317)
Stock-based compensation cost
 included in reported income,
 net of tax                           434          27          829       1,437
Additional compensation cost,
 net of tax, that
 would have been included in
 net income (loss) if the
 fair-value method had
 been applied                      (1,407)     (3,506)      (4,570)     (8,349)
                               ----------- -----------  ----------- -----------
Adjusted net income (loss)
 as if the fair-value
 method had been applied       $   65,019  $ (219,686)  $  160,408  $ (163,229)
                               =========== ===========  =========== ===========

Earnings (loss) per share:
  Basic:
    As reported                $     1.27  $    (4.27)  $     3.14  $    (3.12)
                               =========== ===========  =========== ===========
    Adjusted                   $     1.25  $    (4.34)  $     3.07  $    (3.25)
                               =========== ===========  =========== ===========
  Diluted:
    As reported                $     1.18  $    (3.90)  $     2.93  $    (2.72)
                               =========== ===========  =========== ===========
    Adjusted                   $     1.17  $    (3.96)  $     2.87  $    (2.84)
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

The effective date of SFAS 123R is as of the beginning of the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005, which for CNF is the first quarter of 2006. In the adoption of SFAS 123R, CNF has concluded that it will continue its use of the Black-Scholes model for estimating the fair value of stock option grants and will apply the modified prospective transition method to all past share-based awards outstanding and unvested as of the effective adoption date of January 1, 2006. Under the modified prospective transition method, CNF will recognize the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of the pro-forma disclosures presented above. The estimated annual compensation expense related to these unvested stock options in 2006 is approximately $0.06 per diluted common share. However, the calculation of total compensation expense for share-based awards after the effective date of SFAS 123R cannot be known at this time as it is affected by the number of future shares awarded, and it may be different from the calculation of pro-forma compensation expense under SFAS 123, as presented in the table above.

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

Reclassification

Certain amounts in the prior-period financial statements have been reclassified to conform to the current-period presentation, including the reclassification in the Consolidated Statement of Cash Flows of the $29.4 million first-quarter payment from the UPS that is more fully discussed below in Note 2, "Discontinued Operations." In the nine months ended September 30, 2005, the first-quarter payment has been reclassified to investing activities from operating activities, where it was reported in CNF's 2005 first- and second-quarter reports on Form 10-Q.


2.  Discontinued Operations

Discontinued operations in the periods presented relate to the sale of MWF, to the shut-down of EWA and its terminated Priority Mail contract with the U.S. Postal Service ("USPS"), and to the spin-off of Consolidated Freightways Corporation ("CFC"). For the periods presented, the results of operations, net assets, and cash flows of discontinued operations have been segregated from continuing operations, except where otherwise noted.

As required by EITF 87-24, "Allocation of Interest to Discontinued Operations," for periods prior to the disposition of MWF in 2004, continuing operations has been allocated general corporate overhead charges that were previously allocated to the discontinued Forwarding segment. These corporate overhead charges of $2.8 million in the third quarter and $11.0 million in the first nine months of 2004 were allocated from discontinued operations to Con-Way Transportation Services ("Con-Way") and Menlo Worldwide Logistics ("Logistics") based on segment revenue and capital employed.

Results of discontinued operations are summarized below:

                                  Three Months Ended       Nine Months Ended
                                    September 30,             September 30,
                               -----------------------  -----------------------
 (Dollars in thousands)           2005       2004          2005        2004
                               ----------- -----------  ----------- -----------

Revenues                       $       --  $  558,231   $       --  $1,582,996

Income from Discontinued
 Operations
   MWF
     Income before income              --       7,285           --       5,104
      taxes
     Income tax provision              --      (2,841)          --      (1,990)
                               ----------- -----------  ----------- -----------
                               $       --  $    4,444   $       --  $    3,114
                               =========== ===========  =========== ===========
Gain (Loss) from Disposal,
 net of tax
   MWF                         $    8,967  $ (260,490)  $    2,824  $ (260,490)
   EWA                             (7,192)         --       (7,874)         --
   CFC                              1,560          --        1,560          --
                               ----------- -----------  ----------- -----------
                               $    3,335  $ (260,490)  $   (3,490) $ (260,490)
                               =========== ===========  =========== ===========

The assets and liabilities of discontinued operations, which are presented in the Consolidated Balance Sheets under the captions "Assets (or Liabilities) of Discontinued Operations," consisted of the following:



                                                   September 30,   December 31,
 (Dollars in thousands)                                2005           2004
                                                   -------------  -------------
Assets
  Current assets                                   $      9,226   $      5,128
  Prepaid employee benefits and
   long-lived assets                                     16,027         15,220
                                                   -------------  -------------
         Total Assets                                    25,253         20,348
                                                   -------------  -------------
Liabilities
  Accounts payable and accrued liabilities               35,078         33,243
  Other                                                     651          1,462
                                                   -------------  -------------
    Current Liabilities                                  35,729         34,705

    Long-term liabilities                                   759          6,862
                                                   -------------  -------------
         Total Liabilities                               36,488         41,567
                                                   -------------  -------------

 Net Liabilities                                   $     11,235   $     21,219
                                                   =============  =============


MWF

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


Disposition of MWF

Upon completion of the sale of MWF on December 19, 2004, CNF received cash consideration of $150 million, subject to certain post-closing adjustments, including adjustments for cash held by MWF at closing and MWF's net working capital as of closing. In connection with the sale, CNF in 2004 recognized a fourth-quarter loss from disposal of $15.8 million (net of a $3.6 million tax benefit), as the adjusted carrying value of MWF exceeded the cash consideration, including amounts received at closing and expected to be received in the future. Following settlement of the MWF cash balance in March 2005, CNF received cash of $29.4 million and recognized an additional first-quarter net loss from disposal of $9.8 million, primarily to recognize the difference between the actual cash received and CNF's estimate of the cash position at December 31, 2004, and to accrue additional estimated transaction costs. As a result of additional adjustments in its estimated disposition loss, CNF in 2005 reported a $3.6 million second-quarter net gain and a $9.0 million third-quarter net gain, primarily to recognize an increase in its estimate of deferred tax assets associated with employee benefit obligations retained by CNF, as more fully discussed below under "- Excluded Assets and Liabilities."

CNF recognized a tax benefit on its losses from the disposal of MWF, which are treated as capital losses for tax purposes. Under current tax law, capital losses can only be used to offset capital gains. Since CNF did not forecast any significant taxable capital gains in the tax carry-forward period, the $41.0 million cumulative disposal-related tax benefit at December 31, 2004 was fully offset by a valuation allowance of an equal amount. In 2005, the cumulative disposal-related tax benefit and the associated valuation allowance declined to $29.0 million at September 30, 2005 due primarily to the third-quarter sale-related proceeds received from UPS and revisions to the tax effect of sale-related estimates, partially offset by the first-quarter disposal-related capital loss.

Excluded Assets and Liabilities

As described above, the stock purchase agreement excludes, and CNF has retained, the obligations related to MWF employees covered under certain CNF-sponsored employee benefit plans, including domestic pension, postretirement and long-term disability plans that cover the noncontractual employees and former employees of both continuing and discontinued operations. These plans also include certain pension plans that cover only the current and former employees of the discontinued Forwarding segment (the "Forwarding Plans"). For financial reporting purposes, the prepaid benefit cost of the Forwarding Plans is reported in Assets of Discontinued Operations while the accrued benefit cost related to MWF employees covered under the other legally separate CNF-sponsored plans are reported in Employee Benefits of continuing operations. Under the stock purchase agreement, UPS agreed to pay to CNF the estimated present value of CNF's retained obligations related to MWF employees covered under CNF's long-term disability and postretirement medical plans (the "Reimbursable Plans.") Accordingly, CNF in December 2004 recorded in Other Accounts Receivable a receivable for its estimate of the present value of the retained obligations of the Reimbursable Plans. Under an agreement reached in August 2005, UPS paid $79.0 million to CNF for the agreed-upon estimated present value of the retained obligations of the Reimbursable Plans. The carrying value of these obligations at September 30, 2005 was equal to the cash reimbursement from UPS. If, on CNF's annual November 30 actuarial measurement date, the present value estimated by an independent actuary is different than the carrying value, that difference would be recognized as a gain or loss from disposal in the fourth quarter of 2005.

EWA

The results of EWA relate to the cessation of its air-carrier operations in 2001 and to the termination of its Priority Mail contract with the USPS in 2000. In 2005, EWA recognized net losses of $0.6 million in the second quarter and $7.2 million in the third quarter, due primarily to increases in the estimated exposure for litigation and restructuring-related obligations. EWA's estimated loss reserves increased to $35.1 million at September 30, 2005 from $33.8 million at December 31, 2004 due primarily to the third-quarter loss described above, partially offset by the cash settlement of restructuring-related obligations. EWA's remaining loss reserves at September 30, 2005 are reported in Liabilities of Discontinued Operations and consisted mostly of CNF's estimated exposure related to the labor matters described below, and other litigation-related losses.

In connection with the cessation of its air-carrier operations in 2001, EWA terminated the employment of all of its pilots and crew members. Those pilots and crew members are represented by the Air Line Pilots Association ("ALPA") union under a collective bargaining agreement. Subsequently, ALPA filed a grievance on behalf of the pilots and crew members protesting the cessation of EWA's air-carrier operations and MWF's use of other air carriers. The ALPA matters are the subject of litigation in U.S. District Court and, depending on the outcome of that litigation, may be subject to binding arbitration. Based on CNF's current evaluation, management believes that it has provided for its estimated exposure related to the ALPA matters. However, there can be no assurance in this regard as CNF cannot predict with certainty the ultimate outcome of these matters.



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

In December of 2004, CNF sold MWF. As a result, for the periods presented, the results of operations, net assets, and cash flows of the Forwarding segment have been segregated as discontinued operations and excluded from the reporting segment financial data summarized below. Prior to the reclassification, the combined operating results of MWF and a portion of the operations of EWA were reported in continuing operations as the Forwarding segment. As more fully discussed in Note 2, "Discontinued Operations", for periods prior to the disposition of MWF, continuing operations has been allocated certain corporate overhead charges that were previously allocated to the discontinued Forwarding segment. The additional corporate overhead charges allocated to Con-Way and Logistics in the third quarter of 2004 were $2.4 million and $0.4 million, respectively, and in the first nine months of 2004, were $9.6 million and $1.4 million, respectively.

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



 (Dollars in thousands)           Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                               -----------------------  -----------------------
                                  2005       2004           2005       2004
                               ----------- -----------  ----------- -----------
External Revenues
  Con-Way Transportation
   Services                    $  741,366  $  666,143   $2,095,630  $1,885,484
  Menlo Worldwide
   Logistics                      354,797     305,479      973,782     856,234
  CNF Other                         2,988       1,997       11,297       3,203
                               ----------- -----------  ----------- -----------
                               $1,099,151  $  973,619   $3,080,709  $2,744,921
                               =========== ===========  =========== ===========

Intersegment Revenue
  Con-Way Transportation
   Services                    $   25,490  $   13,491   $   57,412  $   36,692
  Menlo Worldwide
   Logistics                           --          38           --         241
  CNF Other                        15,275       7,524       36,234      20,188
                               ----------- -----------  ----------- -----------
                               $   40,765  $   21,053   $   93,646  $   57,121
                               =========== ===========  =========== ===========

Total  Revenues before
 Intersegment Eliminations
   Con-Way Transportation
    Services                   $  766,856  $  679,634   $2,153,042  $1,922,176
   Menlo Worldwide
    Logistics                     354,797     305,517      973,782     856,475
   CNF Other                       18,263       9,521       47,531      23,391
     Intersegment Revenue
      Eliminations                (40,765)    (21,053)     (93,646)    (57,121)
                               ----------- -----------  ----------- -----------
                               $1,099,151  $  973,619   $3,080,709  $2,744,921
                               =========== ===========  =========== ===========

Operating Income (Loss)
  Con-Way Transportation
   Services                    $   94,403  $   70,661   $  253,288  $  183,451
  Menlo Worldwide
    Logistics                       7,889       5,710       18,553      16,045
    Vector                          4,220       2,699       13,196       8,079
                               ----------- -----------  ----------- -----------
                                   12,109       8,409       31,749      24,124
                               ----------- -----------  ----------- -----------
  CNF Other                        (2,638)       (635)      (2,825)     (2,413)
                               ----------- -----------  ----------- -----------
                               $  103,874  $   78,435   $  282,212  $  205,162
                               ----------- -----------  ----------- -----------
Reconciliation of segments
 to consolidated amount:
   Income tax related
    to Vector, an
    equity-method
    investment (Note 4)              (841)         --       (2,363)         --
                               ----------- -----------  ----------- -----------
                               $  103,033  $   78,435   $  279,849  $  205,162
                               =========== ===========  =========== ===========


4.  Investment in Unconsolidated Joint Venture

Vector is a joint venture formed with GM in December 2000 for the purpose of providing logistics management services on a global basis for GM, and ultimately for customers in addition to GM. Although Menlo Worldwide, LLC ("MW") owns a majority interest in Vector, MW's portion of Vector's operating results are reported in the Menlo Worldwide reporting segment as an equity-method investment based on GM's ability to control certain operating decisions. Vector is organized as a limited liability company that has elected to be taxed as a partnership. In the United States, the joint venture partners are responsible for income taxes applicable to their share of Vector's U.S. federal taxable income. Accordingly, MW's portion of U.S federal income taxes on Vector's domestic income is reported in CNF's tax provision. CNF's foreign tax credits related to Vector's foreign income are also reflected in CNF's tax provision. In foreign tax jurisdictions, Vector, rather than the joint venture partners, is responsible for income taxes on its foreign income. In accordance with GAAP, MW's portion of Vector's income taxes on its foreign income is reported in operating income as a component of equity-method income rather than in CNF's tax provision. MW's portion of Vector's net income, which is reported as a reduction of operating expenses in the accompanying Statements of Consolidated Operations, does not include any provision for U.S. federal income taxes on income earned by CNF, but does include a provision for MW's portion of Vector's income taxes on foreign income. The provision for the third quarter and first nine months of 2005 was $0.8 million and $2.4 million, respectively. MW's undistributed earnings from Vector at September 30, 2005 and December 31, 2004, before provision for CNF's related parent income taxes, were $38.0 million and $27.2 million, respectively.


Vector participates in CNF's centralized cash management system, and, consequently, Vector's domestic trade accounts payable are paid by CNF and settled through Vector's affiliate accounts with CNF. In addition, excess cash balances in Vector's bank accounts, if any, are invested by CNF and settled through affiliate accounts, which earn interest income based on a rate earned by CNF's cash-equivalent investments and marketable securities. As a result of Vector's excess cash invested by CNF, CNF's payable to Vector as of September 30, 2005 and December 31, 2004 was $37.7 million and $15.5 million, respectively.

As required by the Vector Agreements, CNF provides Vector with a $20 million line of credit for Vector's working capital and capital expenditure requirements. Under the credit facility, which matures on December 13, 2005, Vector may obtain loans with an annual interest rate based on the rate CNF pays under its $400 million revolving credit facility. At September 30, 2005, CNF provided a portion of its $20 million credit commitment to Vector through CNF's guarantee of $1.8 million of uncommitted local currency overdraft facilities available to Vector by international banks. At September 30, 2005 and December 31, 2004, there was no balance outstanding under Vector's uncommitted local currency overdraft facilities and no borrowings were directly payable to CNF.

CNF's capital transactions with Vector, including cash advances to and from Vector under CNF's centralized cash management system and credit facility described above, are reported as adjustments to MW's investment in Vector in Deferred Charges and Other Assets in CNF's Consolidated Balance Sheets.



5.  Employee Benefit Plans

Employees of CNF and its subsidiaries in the U.S. are covered under the CNF Postretirement Medical Plan (the "Postretirement Plan") and several defined benefit pension plans (the "Pension Plans"). The Pension Plans consist of a plan that covers the non-contractual employees and former employees of CNF's continuing and discontinued operations (the "CNF Retirement Plan"), as well as certain pension plans that cover only the current and former employees of the discontinued Forwarding segment (the "Forwarding Plans"). As more fully discussed in Note 2, "Discontinued Operations," CNF completed the sale of MWF in December 2004. Accordingly, amounts related to the legally separate Forwarding Plans are not included in the employee benefit disclosures below and are reported as discontinued operations. As a result, the employee benefit plan interim disclosures presented below are provided only for the CNF Retirement Plan and the Postretirement Plan (collectively "the CNF Benefit Plans"). Although total amounts relating to the CNF Benefit Plans are included in the disclosures below, the estimated portion of benefit expense that relates to employees of MWF and EWA is included in Discontinued Operations in the Statements of Consolidated Operations. The obligation related to employees of MWF and EWA covered by the CNF Benefit Plans is included in Employee Benefits of continuing operations in CNF's Consolidated Balance Sheets at September 30, 2005 and December 31, 2004.

The following table summarizes the components of net periodic benefit expense for the CNF Retirement Plan:


                                 Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                               -----------------------  -----------------------
 (Dollars in thousands)           2005        2004         2005        2004
                               ----------- -----------  ----------- -----------
Service cost- benefits earned
 during the quarter            $   12,209  $   16,626   $   36,213  $   44,100
Interest cost on
 benefit obligation                13,117      12,900       38,905      41,197
Expected return on
 plan assets                      (14,611)    (16,958)     (43,337)    (44,760)
Net amortization and deferral         882       2,838        2,616       6,652
                               ----------- -----------  ----------- -----------
   Net periodic
     benefit expense           $   11,597  $   15,406   $   34,397  $   47,189
                               =========== ===========  =========== ===========


In the presentation above, the portion of benefit expense that relates to discontinued operations was immaterial in the third quarter and first nine months of 2005 and was $2.9 million and $10.1 million for the third quarter and first nine months of 2004, respectively.

Through the first nine months of 2005, CNF contributed $75 million to its Pension Plans, and plans to make another contribution in the fourth quarter of 2005. Assuming no material change in market conditions or expected asset values between September 30 and the plan measurement date in November, CNF estimates that the amount of the fourth-quarter contribution will be up to $100 million.

 The following table summarizes the components of net periodic benefit expense for the Postretirement Plan:


                                 Three Months Ended       Nine Months Ended
                                    September 30,           September 30,
                               -----------------------  -----------------------
 (Dollars in thousands)            2005       2004         2005        2004
                               ----------- -----------  ----------- -----------
Service cost- benefits earned
 during the quarter            $      791  $      164   $    1,053  $    1,201
Interest cost on
 benefit obligation                 3,315       1,659        4,413       4,802
Net amortization and deferral       1,141         113        1,518         262
                               ----------- -----------  ----------- -----------
   Net periodic
     benefit expense           $    5,247  $    1,936   $    6,984  $    6,265
                               =========== ===========  =========== ===========


In the presentation above, the portion of benefit expense that relates to discontinued operations was $3.2 million in the third quarter and first nine months of 2005 and was $0.9 million and $3.7 million in the third quarter and first nine months of 2004, respectively.


6.  Comprehensive Income

Comprehensive income, which is a measure of all changes in equity except those resulting from investments by owners and distributions to owners, was as follows:

 (Dollars in thousands)
                                  Three Months Ended      Nine Months Ended
                                     September 30,          September 30,
                               -----------------------  -----------------------
                                  2005        2004         2005        2004
                               ----------- -----------  ----------- -----------

Net income (loss)              $   67,808  $ (214,132)  $  169,990  $ (150,198)

Other comprehensive income
 (loss):
    Unrealized loss on
     marketable securities             --          --           --      (2,044)
    Foreign currency
     translation adjustment
     (Note 1)                          31       1,394          642       9,512
                               ----------- -----------  ----------- -----------
                                       31       1,394          642       7,468
                               ----------- -----------  ----------- -----------
Comprehensive income (loss)    $   67,839  $ (212,738)  $  170,632  $ (142,730)
                               =========== ===========  =========== ===========

The following is a summary of the components of Accumulated Other
Comprehensive Loss, net of tax:

                                         September 30,    December 31,
 (Dollars in thousands)                       2005            2004
                                         -------------   -------------
Accumulated foreign currency
 translation adjustments (Note 1)        $       (414)   $     (1,056)
Minimum pension liability adjustment          (14,680)        (14,680)
                                         -------------   -------------
   Accumulated other
    comprehensive loss                   $    (15,094)   $    (15,736)
                                         =============   =============



7.  Common Stock Repurchase Program

In January 2005, CNF's Board of Directors authorized a two-year stock repurchase program providing for the repurchase of up to $300 million in common stock in open market purchases and privately negotiated transactions. As of September 30, 2005, CNF repurchased a total of 2,389,000 shares at a cost of $111.6 million. CNF generally expects the remaining purchases to be made ratably throughout the remainder of the program.



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


9.  Income Taxes

CNF's effective tax provision rate of 35.2% and 34.0% in the third quarter and first nine months of 2005, respectively, declined from 39.0% in the same
periods of last year.   The lower rate in the third quarter was due primarily
to a reduction in the nine-month effective rate to 37.0%, excluding the effect of issue-specific reversals of accrued income taxes (primarily a second-quarter reversal of $7.0 million that related to an IRS settlement of issues related to tax years prior to 2002). Excluding the effect of the reversals of accrued taxes, the lower effective tax rates in 2005 were due primarily to an increase in tax-exempt interest income, increased foreign tax credits, and the effect of the GAAP classification of income taxes on Vector's increasing foreign income. As more fully discussed in Note 4, "Investment in Unconsolidated Joint Venture," of Item 1, "Financial Statements," MW's portion of U.S. federal income taxes on Vector's domestic income is reported in CNF's tax provision. CNF's foreign tax credits related to Vector's foreign income are also reflected in CNF's tax provision. However, under GAAP, MW's portion of Vector's income taxes on its foreign income is reported in operating income as a component of equity-method income and is not a component of CNF's tax provision.

CNF receives a tax deduction equal to the difference between the grant price and the exercise price of non-qualified stock options. In connection with non-qualified stock options exercised in the first nine months of 2005, CNF at September 30, 2005 recognized a $15.9 million tax benefit as a reduction of accrued income taxes and as increase in additional paid-in capital.






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

As more fully discussed under "Results of Operations - Discontinued Operations," CNF and Menlo Worldwide, LLC ("MW") in 2004 sold MWF to UPS. Accordingly, the results of operations, net assets, and cash flows of the Forwarding segment have been segregated and reported as discontinued operations, except where otherwise noted.



                            Results of Operations

The following table compares CNF's consolidated operating results (dollars in thousands, except per share amounts):

                                Three Months Ended      Nine Months Ended
                                   September 30,          September 30,
                            ------------------------- ------------------------
                                 2005       2004         2005         2004
                            ------------ ------------ ------------ -----------
Net Income (Loss)
   Continuing
      Operations 1,2        $    62,657  $    39,839  $   167,639  $  101,059
   Discontinued
      Operations 2                3,335     (256,046)      (3,490)   (257,376)
                            ------------ ------------ ------------ -----------
   Applicable to Common
   Shareholders             $    65,992  $  (216,207) $   164,149  $ (156,317)
                            ============ ============ ============ ===========

Diluted Earnings (Loss)
 per Share
  Continuing Operations     $      1.12  $      0.72  $      2.99  $     1.83
  Discontinued Operations          0.06        (4.62)       (0.06)      (4.55)
                            ------------ ------------ ------------ -----------
  Applicable to Common
   Shareholders             $      1.18  $     (3.90) $      2.93  $    (2.72)
                            ============ ============ ============ ===========

1    After preferred stock dividends
2    As required by EITF 87-24, "Allocation of Interest to Discontinued
Operations," for periods prior to the disposition of MWF in 2004, continuing operations has been allocated general corporate overhead charges that were previously allocated to the discontinued Forwarding segment. These corporate overhead charges of $2.8 million in the third quarter and $11.0 million in the first nine months of 2004 were allocated from discontinued operations to Con-Way and Logistics based on segment revenue and capital employed.

In 2005, CNF's net income available to common shareholders of $66.0 million ($1.18 per diluted share) in the third quarter and $164.1 million ($2.93 per diluted share) in the first nine months improved significantly over net losses in the prior year, due primarily to last year's $260.5 million third-quarter impairment charge related to MWF, which was sold in December 2004, and to significantly higher net income from continuing operations. CNF's net income from continuing operations in the third quarter grew 57.3% to $62.7 million ($1.12 per diluted share) in 2005 from $39.8 million ($0.72 per diluted share) in 2004, and in the first nine months, rose 65.9% to $167.6 million ($2.99 per diluted share) in 2005 from $101.1 million ($1.83 per diluted share) in the prior year. As more fully discussed below under "Results of Operations - Discontinued Operations," in the periods presented, discontinued operations relate to the sale of MWF, to the shut-down of EWA and its terminated Priority Mail contract with the USPS, and to the spin-off of CFC.



Continuing Operations

The following table compares CNF's segment operating results (dollars in thousands):


 (Dollars in thousands)        Three Months Ended       Nine Months Ended
                                  September 30,            September 30,
                           ------------------------- -------------------------
                                2005        2004         2005         2004
                           ------------ ------------ ------------ ------------
Revenues
  Con-Way Transportation
   Services                $   741,366  $   666,143  $ 2,095,630  $ 1,885,484
  Menlo Worldwide
   Logistics                   354,797      305,479      973,782      856,234
  CNF Other                      2,988        1,997       11,297        3,203
                           ------------ ------------ ------------ ------------
                           $ 1,099,151  $   973,619  $ 3,080,709  $ 2,744,921
                           ============ ============ ============ ============

Operating Income (Loss)
  Con-Way Transportation
   Services                $    94,403  $    70,661  $   253,288  $   183,451
  Menlo Worldwide
   Logistics                     7,889        5,710       18,553       16,045
  Vector                         4,220        2,699       13,196        8,079
                           ------------ ------------ ------------ ------------
                                12,109        8,409       31,749       24,124
                           ------------ ------------ ------------ ------------
  CNF Other                     (2,638)        (635)      (2,825)      (2,413)
                           ------------ ------------ ------------ ------------
                           $   103,874  $    78,435  $   282,212  $   205,162
                           ------------ ------------ ------------ ------------

Reconciliation of segments
 to consolidated amount:
   Income tax related
    to Vector, an
    equity-method
    investment (Note 4)           (841)          --       (2,363)          --
                           ------------ ------------ ------------ ------------
                           $   103,033  $    78,435  $   279,849  $   205,162
                           ============ ============ ============ ============


CNF's revenue for the third quarter and first nine months of 2005 increased 12.9% and 12.2%, respectively, from the same periods last year, due to higher revenue at all reporting segments. Consolidated operating income in 2005 rose 31.4% in the third quarter and grew 36.4% in the first nine months of the year on significantly higher operating income from Con-Way and improved operating results from Menlo Worldwide. Con-Way's operating income for the third quarter and first nine months of 2005 increased 33.6% and 38.1%, respectively, due largely to revenue growth of 11.3% and 11.1%, respectively, and improved regional-carrier operating margins. Con-Way's revenue increases in 2005 reflect regional-carrier tonnage growth and yield improvement on increased fuel surcharges. Improved operating margins at Con-Way primarily reflect a decline in employee costs as a percentage of revenue, due largely to lower incentive compensation that resulted from variations in operating income and other performance factors relative to incentive plan targets. Menlo Worldwide's operating income in the third quarter and first nine months of 2005 increased 44.0% and 31.6%, respectively, with the third-quarter improvement coming mostly from higher operating income at Menlo Logistics and the nine-month improvement being primarily attributable to higher income from Vector's foreign operations. Reported segment income from Vector increased 56.4% to $4.2 million in the third quarter of 2005 and grew 63.3% to $13.2 million in the first nine months of 2005. Logistics' operating income in the third quarter and first nine months of 2005 increased 38.2% and 15.6%, respectively, on revenue growth of 16.1% and 13.7%, respectively.

Other net expense decreased $6.2 million in the third quarter of 2005 and $12.4 million in the first nine months of 2005 due primarily to increases in investment income, which rose $3.6 million and $11.6 million, respectively, on increased average cash equivalents and marketable securities. Interest expense decreased $2.5 million in the third quarter of 2005 and increased in the first nine months of 2005 by $0.3 million, due largely to the net effect on interest from financing transactions, including the $292.6 million net issuance in April 2004 of 6.7% Senior Debentures, the $128.9 million redemption in June 2004 of 5% Convertible Debentures, and the $100.0 million repayment in June 2005 of 7.35% Notes. In the first nine months of 2005, a net decrease in other miscellaneous non-operating expenses primarily reflects $2.7 million of second-quarter costs in 2004 associated with the redemption of the Convertible Debentures, partially offset by higher other miscellaneous expenses in 2005.

CNF's effective tax provision rate of 35.2% and 34.0% in the third quarter and first nine months of 2005, respectively, declined from 39.0% in the same
periods of last year.   The lower rate in the third quarter was due primarily
to a reduction in the nine-month effective rate to 37.0%, excluding the effect of issue-specific reversals of accrued income taxes (primarily a second-quarter reversal of $7.0 million that related to an IRS settlement of issues related to tax years prior to 2002). Excluding the effect of the reversals of accrued taxes, the lower effective tax rates in 2005 were due primarily to an increase in tax-exempt interest income, increased foreign tax credits, and the effect of the GAAP classification of income taxes on Vector's increasing foreign income. As more fully discussed in Note 4, "Investment in Unconsolidated Joint Venture," of Item 1, "Financial Statements," MW's portion of U.S. federal income taxes on Vector's domestic income is reported in CNF's tax provision. CNF's foreign tax credits related to Vector's foreign income are also reflected in CNF's tax provision. However, under GAAP, MW's portion of Vector's income taxes on its foreign income is reported in operating income as a component of equity-method income and is not a component of CNF's tax provision.


Con-Way Transportation Services

The following table compares operating results (dollars in thousands), operating margins, and the percentage increase in selected operating statistics of the Con-Way reporting segment:

                                Three Months Ended        Nine Months Ended
                                   September 30,             September 30,
                           ------------------------- -------------------------
                                2005        2004         2005         2004
                           ------------ ------------ ------------ ------------
Summary of Operating
 Results
   Revenues                $   741,366  $   666,143  $ 2,095,630  $ 1,885,484
   Operating Income             94,403       70,661      253,288      183,451
   Operating Margin               12.7%        10.6%        12.1%         9.7%


                            2005 vs. 2004             2005 vs. 2004
                           --------------            --------------
Selected Regional-Carrier
 Operating Statistics
   Revenue per day                +13.4%                    +12.3%
   Yield                           +4.1                      +4.9
   Weight per day                  +8.9                      +7.0
   Weight per shipment             +3.0                      +3.0

Con-Way's revenue in the third quarter and first nine months of 2005 rose 11.3% and 11.1%, respectively, from the same periods in 2004 due to higher revenue from Con-Way's regional carriers and continued growth from the Con-Way Supply Chain Services Group, which includes Con-Way NOW, Con-Way Air Express, and Con-Way Truckload. Revenue per day from the regional carriers in the third quarter of 2005 rose 13.4% from the third quarter of 2004 on an 8.9% increase in weight per day ("weight") and a 4.1% increase in revenue per hundredweight ("yield"). For the first nine months of 2005, revenue per day from the regional carriers rose 12.3% from the same period last year on a 7.0% increase in weight and a 4.9% increase in yield. Management believes a portion of the weight improvement in 2005 was from market-share gains. Yield increases in the third quarter and first nine months of 2005 primarily reflect an increase in fuel surcharges, continued growth in higher-rated interregional joint services, and general rate increases, partially offset by growth in lower-yielding lower-cost shipments, as more fully discussed below. Like other LTL carriers, Con-Way assesses many of its customers with a fuel surcharge. The fuel surcharge is a part of Con-Way's overall rate structure for customers and is intended to protect Con-Way from the adverse effects of higher fuel costs. As fuel prices have risen, the fuel surcharge has increased Con-Way's yields and revenue. At times, in the interest of its customers, Con-Way has temporarily capped the fuel surcharge at a fixed percentage. Following a sharp increase in fuel costs in the aftermath of hurricanes in the U.S., Con-Way imposed a temporary cap on its fuel surcharge that was in effect from August 29 through October 24. Excluding fuel surcharges, yields in 2005 decreased 0.7% and increased 0.6% from the third quarter and first nine months of 2004, respectively. Yields in 2005 were adversely affected by 3.0% increases in weight per shipment in both the third quarter and first nine months of 2005, which were largely driven by a spot-quote program that contributed to an increase in the number of shipments in excess of 10,000 pounds. The spot-quote program was developed to place lower-yielding large shipments into empty linehaul leg segments without requiring additional capacity. Commensurate with the lower transportation cost per unit of weight, spot-quote and other lower-cost higher-weight shipments generally have lower yields.

Con-Way's operating income in the third quarter and first nine months of 2005 increased 33.6% and 38.1%, respectively, due largely to higher revenue and improved operating margins from the regional carriers. Fuel costs in the third quarter and first nine months of 2005 increased 71.1% and 61.7%, respectively, and purchased transportation costs in the same comparative periods increased 21.0% and 17.6%, respectively. However, higher fuel costs and fuel-related increases in purchased transportation costs were more than recovered through fuel surcharges, as discussed above and more fully discussed below in "Other Matters - Fuel Costs." Employee costs in the third quarter and first nine months of 2005 increased 5.5% and 4.8%, respectively, but declined as a percent of revenue. Employee costs in 2005 reflect increases in base compensation and employee benefits, partially offset by lower incentive compensation. Base compensation in the third quarter and first nine months of 2005 rose 9.9% and 8.8%, respectively, due primarily to headcount increases attributable to higher business volumes, and to a lesser extent, wage and salary rate increases. Incentive compensation in the third quarter and first nine months of 2005 declined by $7.1 million and $19.0 million, respectively, based on variations in operating income and other performance measures relative to incentive plan targets. Employee benefits expense increased 3.2% and 2.8% in the third quarter and first nine months of 2005, respectively, due largely to growth in headcount, partially offset by a decline in workers' compensation expense. Lower workers' compensation expense in the third-quarter and first nine months of 2005 was largely due to a third quarter entry in 2004 to correct the cumulative under-recognition of expense on certain prior-period claims, which had a $3.9 million adverse effect, net of incentive compensation.


Menlo Worldwide

The Menlo Worldwide reporting segment consists of the operating results of Logistics and Vector. Menlo Worldwide in 2005 reported third-quarter operating income of $12.1 million, an increase of 44.0% over last year. In the first nine months of 2005, segment income was $31.7 million, a 31.6% improvement over the same prior-year period. Although MW owns a majority equity interest, the operating results of Vector are reported as an equity-method investment based on GM's ability to control certain operating decisions. Accordingly, CNF's Consolidated Statements of Operations do not include any revenue from Vector and only MW's proportionate share of the net income from Vector is reported as a reduction of operating expenses.

The following table compares operating results (dollars in thousands) and operating margins of the Menlo Worldwide reporting segment:

                               Three Months Ended       Nine Months Ended
                                  September 30,           September 30,
                           ------------------------- -------------------------
                                2005         2004        2005         2004
                           ------------ ------------ ------------ ------------
Summary of Operating
 Results

 Logistics
  Revenues                 $   354,797  $   305,479  $   973,782  $   856,234
  Purchased Transportation    (260,680)    (217,578)    (699,595)    (603,019)
                           ------------ ------------ ------------ ------------
  Net Revenues                  94,117       87,901      274,187      253,215

  Operating Income               7,889        5,710       18,553       16,045
  Operating Margin
   on Revenue                      2.2%         1.9%         1.9%         1.9%
  Operating Margin on
   Net Revenue                     8.4%         6.5%         6.8%         6.3%


 Vector
  Operating Income         $     4,220  $     2,699  $    13,196  $     8,079


Menlo Worldwide - Logistics

Logistics' revenue in the third quarter and first nine months of 2005 increased 16.1% and 13.7%, respectively, due to increases in revenue from carrier-management and warehouse-management services. In 2005, revenue from carrier-management services in the third quarter and first nine months grew 18.8% and 14.9%, respectively, while revenue from warehouse-management services rose 6.6% and 9.8%, respectively. Carrier-management revenue is attributable to contracts for which Logistics manages the transportation of freight but subcontracts the actual transportation and delivery of products to third parties, which Logistics refers to as purchased transportation. Logistics' net revenue (revenue less purchased transportation) in the third quarter and first nine months of 2005 increased 7.1% and 8.3%, respectively, as purchased transportation costs grew at a higher rate than revenue.

Logistics' operating income in the third quarter and first nine months of 2005 increased 38.2% and 15.6%, respectively, over the same periods of last year, due primarily to revenue increases and improved margins on warehouse-management services, partially offset by a decline in margins on carrier-management services. Margins on warehouse-management and carrier-management services were positively affected by lower employee costs, which were due primarily to declines in health and welfare costs, workers' compensation and incentive compensation. Incentive compensation in the third quarter and first nine months of 2005 declined by 28.7% and 7.4%, respectively, based on variations in operating income and other performance measures relative to incentive plan targets. In the third quarter and first nine months of 2005, margins on carrier-management services were adversely affected by higher purchased transportation costs. In 2005, purchased transportation costs in the third quarter and first nine months grew 19.8% and 16.0%, respectively, due to increased business levels and fuel-related increases in carrier rates.

Beginning in the second quarter of 2005, Logistics integrated the Con-Way Logistics business into its operations. Accordingly, the operating results of Con-Way Logistics are reported in the Menlo Worldwide Logistics reporting segment and prior periods have been reclassified to conform to the current-period presentation. The integration of the two businesses is intended to provide an enterprise solution offering for Logistics' customers who want to use Con-Way as a primary transportation provider in addition to those customers who want a vendor-neutral transportation solution. The integration is also expected to expand Con-Way Logistics' multi-client warehousing service model to Logistics' larger warehouse network.


Menlo Worldwide - Vector

Operating Results

Third-quarter segment income reported from MW's equity investment in Vector increased to $4.2 million in 2005 from $2.7 million in 2004, and for the nine-month period, improved to $13.2 million in 2005 from $8.1 million last year. Higher reported segment income from Vector was due primarily to higher income earned in GM's international regions, partially offset by a decline in income from GM's North America region. Improved income in GM's international regions was substantially due to increased business levels and the revised compensation rates in GM's European region, as described below.

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

Under the amended Vector Agreements, Vector is compensated for its management of logistics for all of GM's North America operations rather than through its sharing in efficiency gains and cost savings under individual ABCs. In each year of a five-year period retroactive to January 1, 2003, Vector will be compensated with a management fee based on shipment volumes ("volume-based compensation") and, beginning in 2004, can earn additional compensation if certain performance criteria are achieved ("performance-based compensation"). In accordance with GAAP, compensation under the volume-based management fee is recognized as vehicles are shipped while performance-based compensation is recognized on the achievement of specified levels of cost savings, which will generally not be determinable until the fourth quarter of each contract year. Vector will also be compensated by GM for its direct and administrative costs in North America, subject to certain limitations. For other special projects in GM's North America region, Vector is compensated under ABCs. CNF expects a declining amount of compensation from the management fee in each successive year covered under the amended Vector agreements for North America. Except for special projects compensated under ABCs, CNF does not currently expect to earn performance-based compensation in 2005, based primarily on current-year increases in fuel and other transportation costs that CNF believes will prevent the attainment of performance criteria in 2005.

International

Compensation earned from GM's European region in the third quarter and first nine months of 2005 increased $1.5 million and $6.4 million, respectively, from the same periods last year, due primarily to increased business levels and an amendment to ABCs for GM's European region. Effective January 1, 2005, for the 2005 calendar year, all of the ABCs for GM's European region were amended to compensate Vector with cost reimbursement and a management fee based on vehicle production volumes, rather than through separately approved ABCs. After 2005, Vector's compensation for GM's European region will again be based on separately approved ABCs, unless further amendments are negotiated. The compensation principles for GM's Latin America and Asia/Pacific regions are unaffected by the 2005 amendments in the European region.

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


CNF Other Segment

The CNF Other segment consists of the results of Road Systems and certain corporate activities. A majority of the revenue from Road Systems was from sales to Con-Way. The CNF Other third-quarter operating loss increased to $2.6 million in 2005 from $0.6 million in 2004, while the $2.8 million operating loss in the first nine months of 2005 increased from $2.4 million in 2004. The first nine months of 2005 primarily reflect a $2.2 million third-quarter loss resulting from an insurance settlement, while the same period of last year primarily was affected by corporate insurance activities and sales of corporate properties, which resulted in a $0.7 million first-quarter loss.



Discontinued Operations

Discontinued operations in the periods presented relate to the sale of MWF, to the shut-down of EWA and its terminated Priority Mail contract with the USPS, and to the spin-off of CFC. For the periods presented, the results of operations, net assets, and cash flows of discontinued operations have been segregated from continuing operations, except where otherwise noted. The operating results and net assets of discontinued operations are summarized in
Note 2, "Discontinued Operations," of Item 1, "Financial Statements."

MWF

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


Disposition of MWF

Upon completion of the sale of MWF on December 19, 2004, CNF received cash consideration of $150 million, subject to certain post-closing adjustments, including adjustments for cash held by MWF at closing and MWF's net working capital as of closing. In connection with the sale, CNF in 2004 recognized a fourth-quarter loss from disposal of $15.8 million (net of a $3.6 million tax benefit), as the adjusted carrying value of MWF exceeded the cash consideration, including amounts received at closing and expected to be received in the future. Following settlement of the MWF cash balance in March 2005, CNF received cash of $29.4 million and recognized an additional first-quarter net loss from disposal of $9.8 million, primarily to recognize the difference between the actual cash received and CNF's estimate of the cash position at December 31, 2004, and to accrue additional estimated transaction costs. As a result of additional adjustments in its estimated disposition loss, CNF in 2005 reported a $3.6 million second-quarter net gain and a $9.0 million third-quarter net gain, primarily to recognize an increase in its estimate of deferred tax assets associated with employee benefit obligations retained by CNF, as more fully discussed below under "- Excluded Assets and Liabilities."

CNF recognized a tax benefit on its losses from the disposal of MWF, which are treated as capital losses for tax purposes. Under current tax law, capital losses can only be used to offset capital gains. Since CNF did not forecast any significant taxable capital gains in the tax carry-forward period, the $41.0 million cumulative disposal-related tax benefit at December 31, 2004 was fully offset by a valuation allowance of an equal amount. In 2005, the cumulative disposal-related tax benefit and the associated valuation allowance declined to $29.0 million at September 30, 2005 due primarily to the third-quarter sale-related proceeds received from UPS and revisions to the tax effect of sale-related estimates, partially offset by the first-quarter disposal-related capital loss.

Excluded Assets and Liabilities

As described above, the stock purchase agreement excludes, and CNF has retained, the obligations related to MWF employees covered under certain CNF-sponsored employee benefit plans, including domestic pension, postretirement and long-term disability plans that cover the noncontractual employees and former employees of both continuing and discontinued operations. These plans also include certain pension plans that cover only the current and former employees of the discontinued Forwarding segment (the "Forwarding Plans"). For financial reporting purposes, the prepaid benefit cost of the Forwarding Plans is reported in Assets of Discontinued Operations while the accrued benefit cost related to MWF employees covered under the other legally separate CNF-sponsored plans are reported in Employee Benefits of continuing operations. Under the stock purchase agreement, UPS agreed to pay to CNF the estimated present value of CNF's retained obligations related to MWF employees covered under CNF's long-term disability and postretirement medical plans (the "Reimbursable Plans.") Accordingly, CNF in December 2004 recorded in Other Accounts Receivable a receivable for its estimate of the present value of the retained obligations of the Reimbursable Plans. Under an agreement reached in August 2005, UPS paid $79.0 million to CNF for the agreed-upon estimated present value of the retained obligations of the Reimbursable Plans. The carrying value of these obligations at September 30, 2005 was equal to the cash reimbursement from UPS. If, on CNF's annual November 30 actuarial measurement date, the present value estimated by an independent actuary is different than the carrying value, that difference would be recognized as a gain or loss from disposal in the fourth quarter of 2005.

EWA

The results of EWA relate to the cessation of its air-carrier operations in 2001 and to the termination of its Priority Mail contract with the USPS in 2000. In 2005, EWA recognized net losses of $0.6 million in the second quarter and $7.2 million in the third quarter, due primarily to increases in the estimated exposure for litigation and restructuring-related obligations. EWA's estimated loss reserves increased to $35.1 million at September 30, 2005 from $33.8 million at December 31, 2004 due primarily to the third-quarter loss described above, partially offset by the cash settlement of restructuring-related obligations. EWA's remaining loss reserves at September 30, 2005 are reported in Liabilities of Discontinued Operations and consisted mostly of CNF's estimated exposure related to the labor matters described below, and other litigation-related losses.

In connection with the cessation of its air-carrier operations in 2001, EWA terminated the employment of all of its pilots and crew members. Those pilots and crew members are represented by the Air Line Pilots Association ("ALPA") union under a collective bargaining agreement. Subsequently, ALPA filed a grievance on behalf of the pilots and crew members protesting the cessation of EWA's air-carrier operations and MWF's use of other air carriers. The ALPA matters are the subject of litigation in U.S. District Court and, depending on the outcome of that litigation, may be subject to binding arbitration. Based on CNF's current evaluation, management believes that it has provided for its estimated exposure related to the ALPA matters. However, there can be no assurance in this regard as CNF cannot predict with certainty the ultimate outcome of these matters.



                       Liquidity and Capital Resources

Cash and cash equivalents rose to $641.9 million at September 30, 2005 from $386.9 million at December 31, 2004, as $232.2 million provided by operating activities and $227.9 million provided by investing activities exceeded $192.9 million used in financing activities. Cash provided by investing activities primarily reflects the net effect of a $290.3 million decrease in short-term marketable securities, $168.1 million of capital expenditures and $108.4 million in payments received from UPS in connection with the sale of MWF, while cash used in financing activities primarily reflects debt repayment of $112.7 million and common stock repurchases of $111.6 million. CNF's cash flows are summarized in the table below.

                                                    Nine Months Ended
 (Dollars in thousands)                                September 30,
                                              -----------------------------
                                                    2005          2004
                                              -------------- --------------
Operating Activities
  Net income (loss)                           $     169,990  $    (150,198)
  Discontinued operations                             3,490        257,376
  Non-cash adjustments (1)                           74,411        106,548
                                              -------------- --------------
                                                    247,891        213,726
Changes in assets and liabilities
  Receivables                                      (109,775)       (67,612)
  Accounts payable and accrued
    liabilities, excluding accrued
    incentive compensation                           44,963         60,372
  Accrued incentive compensation                     (1,312)        54,322
  Income taxes                                       61,379         30,974
  Employee benefits                                 (39,807)       (43,504)
  Deferred charges and credits                       26,744         71,562
  All other changes in assets
    and liabilities                                   2,134        (10,884)
                                              -------------- --------------
                                                    (15,674)        95,230

 Net Cash Provided by Operating Activities          232,217        308,956
                                              -------------- --------------

 Net Cash Provided by (Used in)
   Investing Activities                             227,925       (179,387)
                                              -------------- --------------

 Net Cash Provided by (Used in)
   Financing Activities                            (192,886)       149,648
                                              -------------- --------------

 Net Cash Provided by Continuing Operations         267,256        279,217
 Net Cash Used in Discontinued Operations           (12,222)        (3,891)
                                              -------------- --------------
 Increase in Cash and Cash Equivalents        $     255,034  $     275,326
                                              ============== ==============

 (1) "Non-cash adjustments" refer to depreciation, amortization, deferred income taxes, provision for uncollectible accounts, equity in earnings of joint venture, and non-cash gains and losses.


Continuing Operations

Operating Activities

Cash flow from operating activities in the first nine months of 2005 was $232.2 million, a $76.7 million decrease from the same prior-year period, as an increase in net income before non-cash items was more than offset by the net use of cash due to changes in assets and liabilities. Receivables in the first nine months of 2005 used $109.8 million on an increase in revenue. Accrued incentive compensation decreased $1.3 million in the first nine months of 2005, while the prior-year period reflects a $54.3 million increase. In both periods, changes in accrued incentive compensation reflect CNF's payment schedule for its employee incentive plans, under which total incentive compensation earned in an award year is paid to employees with a partial payment in December of the award year and a final payment in February of the next award year. In the first nine months of 2005, $57.6 million in payments for incentive compensation exceeded expense accruals of $56.3 million, while in the first nine months of 2004, $78.6 million in expense accruals exceeded $24.3 million in payments. Based primarily on taxable income, increases in CNF's current tax payable provided $61.4 million, as CNF reported an income tax payable at September 30, 2005 compared to an income tax receivable at December 31, 2004, as reported in Other Receivables in CNF's financial statements. The net use of cash from the decline in employee benefit liabilities for the first nine months of 2005 and 2004 reflects the effect of defined benefit pension plan funding contributions of $75.0 million and $90.8 million, respectively, as described below under "- Defined Benefit Pension Plans," partially offset by expense accruals for CNF's defined benefit plan obligation. Cash provided by changes in deferred charges and credits declined to $26.7 million in the first nine months of 2005 from $71.6 million provided in the same nine-month period of 2004 due primarily to $54.5 million of cash payments received last year in connection with the liquidation of corporate-owned life insurance policies, partially offset by increases in CNF's payable to Vector, which is more fully discussed in Note
4, "Investment in Unconsolidated Joint Venture," in Item 1, "Financial Statements." Increases in CNF's payable to Vector in the first nine months of both 2005 and 2004 provided cash of $22.2 million and $9.9 million, respectively.

Investing Activities

Investing activities in the first nine months of 2005 provided $227.9 million compared to $179.4 million used in the first nine months of 2004. In 2005, CNF collected non-trade receivables from UPS, including a $29.4 million first-quarter payment received from UPS in connection with the sale of MWF and a $79.0 million third-quarter payment received from UPS for CNF's retained obligations related to MWF employees covered under CNF's long-term disability and postretirement medical plans.
The $29.4 million first-quarter payment from UPS has been reclassified to investing activities from operating activities, where it was reported in CNF's 2005 first- and second-quarter reports on Form 10-Q. In both periods presented, investing activities also reflect fluctuations in short-term marketable securities and capital expenditures. Investments in marketable securities decreased in the first nine months of 2005 by $290.3 million, primarily from the first-quarter conversion of auction-rate securities into cash and cash equivalents, while the first nine months of 2004 reflect a $65.1 million increase in marketable securities. Capital expenditures in the first nine months of 2005 increased $58.0 million from the same period of 2004 due substantially to expenditures at Con-Way, which acquired $124.6 million of tractors and trailers in the first nine months of 2005, compared to $75.2 million in the first nine months of 2004.

Financing Activities

Financing activities in the first nine months of 2005 used cash of $192.9 million compared to $149.6 million provided in the first nine months of 2004. In the first nine months of 2005, cash used in financing activities includes $111.6 million used for the repurchase of common stock under CNF's repurchase program described below. Financing activities in 2005 reflect the repayment at maturity on June 1 of $100 million 7.35% Notes, while 2004 reflects the $292.6 million net issuance of 6.7% Senior Debentures and the $128.9 million redemption of 5% Convertible Debentures. Financing activities in both periods presented also reflect dividend payments and scheduled principal payments for the Thrift and Stock Plan notes guaranteed by CNF. Cash provided by the exercise of stock options increased to $56.8 million in the first nine months of 2005 from $25.1 million in the same period last year, due primarily to an increase in the market price for CNF's common stock.

In January 2005, the Board of Directors authorized the repurchase of up to $300 million in CNF's common stock from time to time during a two-year period in open-market purchases and privately negotiated transactions. CNF currently estimates it will repurchase approximately $150 million of CNF's common stock annually in each of 2005 and 2006.

CNF has a $400 million revolving credit facility that matures on March 11, 2010. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to $400 million. At September 30, 2005, no borrowings were outstanding under the facility and $219.2 million of letters of credit were outstanding, leaving $180.8 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions to borrowing. CNF had other uncommitted unsecured credit facilities totaling $35.0 million at September 30, 2005, which are available to support letters of credit, bank guarantees, and overdraft facilities; at that date, a total of $15.8 million was outstanding under these facilities. Of the total letters of credit outstanding at September 30, 2005, $218.7 million provided collateral for CNF workers' compensation and vehicular self-insurance programs. See "Other Matters - Forward-Looking Statements" below, and Note 5, "Debt and Other Financing Arrangements," in Item 8, "Financial Statements and Supplementary Data," of CNF's 2004 Annual Report on Form 10-K for additional information concerning CNF's $400 million credit facility and some of its other debt instruments.

Defined Benefit Pension Plans

As more fully discussed below under "Estimates and Critical Accounting Policies - Defined Benefit Pension Plans," CNF periodically reviews the funded status of its defined benefit pension plans for non-contractual employees, and makes contributions from time to time as necessary to comply with the funding requirements of the Employee Retirement Income Security Act ("ERISA"). In determining the amount and timing of its pension contributions, CNF considers both the ERISA- and GAAP- based measurements of funded status as well as the tax deductibility of contributions. Through the first nine months of 2005, CNF contributed $75.0 million to its defined benefit pension plans, and plans to make another contribution in the fourth quarter of 2005. Assuming no material change in market conditions or expected asset values between September 30 and the plan measurement date in November, CNF estimates that the amount of the fourth-quarter contribution will be up to $100 million. CNF made defined benefit pension plan contributions of $90.8 million in 2004.

Contractual Cash Obligations

CNF's contractual cash obligations as of December 31, 2004 are summarized in CNF's 2004 Annual Report on Form 10-K under Item 7, "Management's Discussion and Analysis - Liquidity and Capital Resources - Contractual Cash Obligations." In the first nine months of 2005, there have been no material changes in CNF's contractual cash obligations outside the ordinary course of business. As discussed above, CNF repaid its $100 million 7.35% Notes on June 1, 2005.

CNF currently anticipates capital expenditures of approximately $225.0 million in 2005.

Other

CNF's ratio of total debt to capital decreased to 40.2% at September 30, 2005 from 47.9% at December 31, 2004, due primarily to the increase in retained earnings resulting from net income earned in the first nine months of 2005 and the repayment in June of $100 million 7.35% Notes.

In June 2005, Standard & Poor's affirmed its investment-grade rating on CNF's senior unsecured debt and upgraded its outlook to "positive" from "stable."

Discontinued Operations

On December 19, 2004, CNF completed the sale of MWF to UPS for $150 million in cash, subject to adjustment for cash held by MWF at closing and the net capital of MWF as of closing. In March 2005, CNF received $29.4 million from UPS for the reimbursable cash held by MWF at closing, with no adjustment for net capital. The first-quarter payment from UPS and the third-quarter payment more fully discussed below are reported as sale-related proceeds under investing activities in CNF's Statements of Consolidated Cash Flows.

As more fully discussed under "Results of Operations - Discontinued Operations," UPS agreed to pay to CNF an amount equal to CNF's retained obligations related to MWF employees covered under CNF's long-term disability and postretirement medical plans. Accordingly, CNF in December 2004 recorded in Other Accounts Receivable a receivable for its estimate of the present value of these employee benefit obligations. Under agreement reached in August 2005, UPS paid $79.0 million to CNF for the agreed-upon present value of the employee benefit obligations retained by CNF.




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

Defined Benefit Pension Plans

CNF has defined benefit pension plans that cover employees and former non-contractual employees in the United States. The amount recognized as pension expense and the accrued pension liability depend upon a number of assumptions and factors, the most significant being the discount rate used to measure the present value of pension obligations and the expected rate of return on plan assets. CNF assesses its plan assumptions for the discount rate, expected rate of return on plan assets, and other significant assumptions on a continuous basis, but concludes on those assumptions at the actuarial plan measurement date in November of each year.

CNF assumed a discount rate of 6.25% for purposes of calculating its pension expense in both 2005 and 2004. CNF adjusts its discount rate periodically by taking into account changes in high-quality corporate bond yields and the guidance of its outside actuaries. In determining the appropriate discount rate, CNF in 2005 began utilizing a bond model that incorporates expected cash flows of plan obligations. The bond model uses a selected portfolio of Moody's Aa-or-better rated bonds with cash flows and maturities that match the projected benefit payments of CNF's pension plans. CNF's discount rate is equal to the yield on the portfolio of bonds, which will typically exceed the Moody's Aa corporate bond index due to the long duration of expected benefit payments from CNF's plan. If all other factors were held constant, a 0.25% decline in the discount rate would result in an estimated $6 million increase in 2005 annual pension expense.

CNF adjusts its expected rate of return on plan assets based on current market expectations and historical returns. The rate of return is based on an expected 20-year return on the current asset allocation and the effect of actively managing the plan, net of fees and expenses. For purposes of calculating its pension expense, CNF decreased its expected rate of return on plan assets to 8.5% in 2005 from 9.0% in 2004, due to market declines. Using year-end plan asset values, a 0.25% decline in the expected rate of return on plan assets would result in an estimated $2 million increase in 2005 annual pension expense.

Differences between the expected and actual rate of return on plan assets and/or changes in the discount rate may result in cumulative unrecognized actuarial losses. These unrecognized actuarial losses primarily reflect the declining discount rate and lower market returns in recent years. Although these amounts may be recovered in future periods through actuarial gains, any portion of the unrecognized actuarial loss outside of a corridor amount must be amortized and recognized as expense over the average service period for employees. Amortization of the unrecognized actuarial loss in 2005 declined $6 million from 2004, due primarily to a reduction in the difference between expected and actual returns on plan assets in 2005.

Under assumptions applied at the 2004 measurement date, the accumulated benefit obligation of certain CNF pension plans exceeded the fair value of plan assets. Accordingly, CNF recorded a minimum pension liability adjustment to recognize the shortfall between the fair value of the assets and the accumulated benefit obligation of these plans. At September 30, 2005 and December 31, 2004, the cumulative additional minimum pension liability, as reported in Accumulated Other Comprehensive Loss in Shareholders' Equity, was $14.7 million (net of $9.4 million of tax benefits).

CNF periodically reviews the funded status of its defined benefit pension plans for non-contractual employees, and makes contributions from time to time as necessary to comply with the funding requirements of the Employee Retirement Income Security Act ("ERISA"). In determining the amount and timing of its pension contributions, CNF considers both the ERISA- and GAAP-based measurements of funded status as well as the tax deductibility of contributions. Through the first nine months of 2005, CNF contributed $75.0 million to its defined benefit pension plans, and plans to make another contribution in the fourth quarter of 2005. Assuming no material change in market conditions or expected asset values between September 30 and the plan measurement date in November, CNF estimates that the amount of the fourth-quarter contribution will be up to $100 million. CNF made defined benefit pension plan contributions of $90.8 million in 2004. CNF estimates that a $50 million pension funding payment in the fourth quarter of 2005 would reduce annual pension expense in 2006 by $4 million.

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

Fuel Costs

CNF is exposed to the effects of changes in diesel fuel prices. Like other LTL carriers, Con-Way assesses many of its customers with a fuel surcharge. The fuel surcharge is a part of Con-Way's overall rate structure for customers and is intended to protect Con-Way from the adverse effects of higher fuel costs. As fuel prices have risen, the fuel surcharge has increased Con-Way's yields and revenue, and Con-Way has more than recovered higher fuel costs and fuel-related increases in purchased transportation. At times, in the interest of its customers, Con-Way has temporarily capped the fuel surcharge at a fixed percentage. Following a sharp increase in fuel costs in the aftermath of hurricanes in the U.S., Con-Way imposed a temporary cap on its fuel surcharge that was in effect from August 29 through October
24. CNF cannot predict the future movement of fuel prices, Con-Way's ability to recover higher fuel costs through fuel surcharges, or the effect that changes in fuel surcharges may have on Con-Way's overall rate structure. Con-Way's operating income would likely be adversely affected by a rapid and significant decline in fuel prices as lower fuel surcharges would reduce Con-Way's yield and revenue. Whether or not fuel prices increase, decrease, or remain constant, Con-Way's operating income may be adversely affected if competitive pressures limited Con-Way's ability to assess its fuel surcharges.

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

The effective date of SFAS 123R is as of the beginning of the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005, which for CNF is the first quarter of 2006. In the adoption of SFAS 123R, CNF has concluded that it will continue its use of the Black-Scholes model for estimating the fair value of stock option grants and will apply the modified prospective transition method to all past share-based awards outstanding and unvested as of the effective adoption date of January 1, 2006. Under the modified prospective transition method, CNF will recognize the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of the pro-forma disclosures presented above. The estimated annual compensation expense related to these unvested stock options in 2006 is approximately $0.06 per diluted common share. However, the calculation of total compensation expense for share-based awards after the effective date of SFAS 123R cannot be known at this time as it is affected by the number of future shares awarded, and it may be different from the calculation of pro-forma compensation expense under SFAS 123.





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

   * changes in fuel prices or fuel surcharges;

   * the effects of the cessation of EWA's air carrier operations;

   * the possibility that CNF may, from time to time, be required to record impairment charges for long-lived assets;

   * the possibility of defaults under CNF's $400 million credit agreement and other debt instruments, including defaults resulting from additional unusual charges, and the possibility that CNF may be required to repay certain indebtedness in the event that the ratings assigned to its long-term senior debt by credit rating agencies are reduced;

   * labor matters, including the grievance by furloughed EWA pilots and crew members, labor organizing activities, work stoppages or strikes;

   * enforcement of and changes in governmental regulations, including the effects of new regulations issued by the Department of Homeland Security;

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

CNF is exposed to the effects of changes in diesel fuel prices. Like other LTL carriers, Con-Way assesses many of its customers with a fuel surcharge. The fuel surcharge is a part of Con-Way's overall rate structure and is intended to protect Con-Way from the adverse effects of higher fuel costs. When fuel costs exceed certain specified thresholds, CNF seeks to charge customers a fuel surcharge that is adjusted weekly based on a Department of Energy index. Fuel surcharges are common in the transportation industry and generally have been accepted by customers. As fuel prices have risen, the fuel surcharge has increased Con-Way's yields and revenue and has more than recovered higher fuel costs and fuel-related increases in purchased transportation. At times, in the interest of its customers, Con-Way has temporarily capped the fuel surcharge at a fixed percentage. Following a sharp increase in fuel costs in the aftermath of hurricanes in the U.S., Con-Way imposed a temporary cap on its fuel surcharge that was in effect from August 29 through October 24. CNF cannot predict the future movement of fuel prices, Con-Way's ability to recover higher fuel costs through fuel surcharges, or the effect that changes in fuel surcharges may have on Con-Way's overall rate structure. Con-Way's operating income would likely be adversely affected by a significant decline in fuel prices as lower fuel surcharges would reduce Con-Way's yield and revenue. Whether or not fuel prices increase, decrease or remain constant, Con-Way's operating income may also be adversely affected if competitive pressures limited Con-Way's ability to continue to assess fuel surcharges to its customers.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides a summary of shares repurchased by CNF during the quarter ended September 30, 2005:

                                            Total Number       Maximum Dollar
                     Total      Average   of Shares Purchased  Value of Shares
                   Number of     Price         as Part of      that May Yet Be
                    shares      Paid per   Publicly Announced  Purchased Under
                 Purchased[1]    Share         Program [1]      the Program[1]
                 -------------------------------------------------------------

July 1, 2005 -        130,300     $ 49.18         130,300       $  219,023,671
 July 31, 2005

August 1, 2005 -      360,300     $ 51.15         360,300       $  200,593,326
 August 31, 2005

September 1, 2005 -   242,700     $ 50.08         242,700       $  188,437,851
 September 30, 2005
                    ----------                 -----------
Total                 733,300     $ 50.45         733,300       $  188,437,851
                    ==========                 ===========


[1] In January 2005, CNF's Board of Directors authorized a two-year stock repurchase program providing for the repurchase of up to $300 million in common stock in open market purchases and privately negotiated transactions.










ITEM 6.  EXHIBITS

Exhibit No.

(10) Material Contracts

     10.1 Amendments to Executive Compensation Plans (Item 1.01 to CNF's Report on Form 8-K filed on September 29, 2005.*#)

     10.2 Termination of Material Executive Severance Agreements (Item 1.02 to CNF's Report on Form 8-K filed on September 29, 2005.*#)

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

                                             CNF Inc.
                                             (Registrant)

November 7, 2005                              /s/ Kevin Schick
                                             ------------------------
                                             Kevin Schick
                                             Senior Vice President and
                                             Chief Financial Officer