Form 10-K
period 2005-12-31
CNF INC
filed 2006-03-14
CIK 23675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission file number 1-5046

CNF INC.
(Exact name of registrant as specified in its charter)

Delaware	94-1444798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2855 Campus Drive, Suite 300, San Mateo, CA (Address of principal executive offices)	94403 (Zip Code)

Registrant’s telephone number, including area code: (650) 378-5200

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock ($.625 par value)	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
8 7/8% Notes Due 2010
(Title of class)

6.70% Senior Debentures due 2034
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of voting stock held by persons other than Directors, Officers and those shareholders holding more than 5% of the outstanding voting stock, based upon the closing price per share on June 30, 2005: $1,691,279,820

Number of shares of Common Stock outstanding as of January 31, 2006: 52,215,570

DOCUMENTS INCORPORATED BY REFERENCE
Part III

Proxy Statement for CNF’s Annual Meeting of Shareholders to be held on April 18, 2006 (only those portions referenced specifically herein are incorporated in this Form 10-K).

CNF INC.
FORM 10-K
Year Ended December 31, 2005

CNF INC.
FORM 10-K
Year Ended December 31, 2005

PART I

ITEM 1.	BUSINESS

Legal Organization

CNF Inc. was incorporated in Delaware in 1958, and in 2001, changed its name from CNF Transportation Inc. to CNF Inc. CNF Inc. and its subsidiaries (“CNF” or “the Company”) provide transportation and supply chain management services for a wide range of manufacturing, industrial, and retail customers.

At December 31, 2005, CNF owned 100% of the capital stock of Con-Way Transportation Services, Inc., Con-Way Supply Chain Services, LLC, Menlo Worldwide, LLC, and other less significant wholly owned subsidiaries. Con-Way Supply Chain Services, LLC wholly owned Con-Way NOW, Inc., Con-Way Truckload Services, LLC, and Con-Way Global Solutions, Inc. (also known as Con-Way Air Express). At December 31, 2005, Menlo Worldwide, LLC (“MW”) wholly owned Menlo Logistics, Inc. (also known as Menlo Worldwide Logistics or “MWL”) and owned a majority interest in the Vector SCM joint venture with General Motors. In December 2004, CNF completed the sale of Menlo Worldwide Forwarding, Inc. and its subsidiaries and Menlo Worldwide Expedite!, Inc. (previously wholly owned subsidiaries of MW and hereinafter collectively referred to as “MWF”) to United Parcel Service, Inc. (“UPS”), as more fully discussed in Note 2, “Discontinued Operations,” of Item 8, “Financial Statements and Supplementary Data.”

In January 2006, CNF announced a proposal to change its name from “CNF Inc.” to “Con-way Inc.” The proposed corporate name change marks the launch of an integrated strategy to bring the Company’s operations under a single master brand and value identity. If shareholders approve the name change at the Annual Meeting of Shareholders on April 18, 2006, the first stage will be a phased “re-branding” of the operations of Con-Way Transportation Services, Inc. and its subsidiaries under a single graphic identity and a new Con-Way logo. Later phases of the re-branding initiative will involve the Company’s Menlo Worldwide Logistics subsidiary. Company management and the Board of Directors believe that the corporate name change and the re-branding initiative will create a single brand for accurate market identity, clarity and customer understanding, thereby enabling the Company to compete more effectively in the markets it serves.

Reporting Segments

Information on reporting segments is presented in the manner in which components are organized for making operating decisions, assessing performance, and allocating resources, which may be different than the manner in which components are organized for legal purposes, as described above. Accordingly, for financial reporting purposes, CNF is divided into three segments.

Con-Way Transportation Services reporting segment (“Con-Way”).  Includes the combined operating results of Con-Way Transportation Services, Inc. and its subsidiaries and affiliated supply chain services companies. Con-Way provides regional next-day, second-day, and transcontinental freight trucking throughout the U.S., Canada, Puerto Rico, and Mexico, as well as expedited transportation, freight forwarding, and truckload brokerage services.

Menlo Worldwide reporting segment.  Includes the operating results of Menlo Worldwide Logistics (“Logistics”) and Vector SCM, LLC (“Vector”), a company jointly owned by MW and General Motors (“GM”). Logistics develops contract logistics solutions, including the management of complex distribution networks and supply chain engineering and consulting. Vector serves as the lead logistics manager for GM and provides logistics services to other customers to a lesser degree.

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

In addition, CNF makes available, free of charge, on its website at “www.cnf.com,” under the headings “Investor Relations/Corporate Governance,” current copies of the following documents: (i) the charters of the Audit, Compensation, and Director Affairs Committees of its Board of Directors; (ii) its Corporate Governance Guidelines; (iii) its Code of Ethics for Chief Executive and Senior Financial Officers; (iv) its Code of Business Conduct and Ethics for Directors; and (v) its Code of Ethics for employees. Copies of these documents are also available in print to shareholders upon request, addressed to the Corporate Secretary at 2855 Campus Drive, Suite, 300, San Mateo, California 94403.

None of the information on CNF’s website shall be deemed to be a part of this report.

Regulatory Certifications

In 2005, CNF filed the written affirmations and Chief Executive Officer certifications required by Section 303A.12(a) of the New York Stock Exchange “NYSE” Listing Manual, Rule 503(k)(5)(D) and Rule 5.3(m) of the Pacific Exchange Listing Manual and Section 302 of the Sarbanes-Oxley Act.

Con-Way Transportation Services

Con-Way Regional Carriers

Con-Way’s primary business units are regional less-than-truckload (“LTL”) motor carriers that operate a combined network of freight service centers to provide market coverage in North America. The regional carriers provide industry-leading day-definite delivery service to manufacturing, industrial, and retail customers, and consist of Con-Way Western Express (“CWX”), which serves 13 Western states, including Hawaii and Alaska; Con-Way Central Express (“CCX”), which serves 25 central and eastern states; Con-Way Southern Express (“CSE”), which serves 12 southeastern states, the District of Columbia and Puerto Rico; Con-Way Canada Express, which serves 10 Canadian provinces; and Con-Way Mexico, which began operations in July 2005 to facilitate the movement of cross-border freight as well as between points in Mexico. In 2005, the regional carriers accounted for 95.3% of Con-Way’s revenue.

Typically, LTL carriers transport shipments weighing between 100 and 15,000 pounds from multiple shippers utilizing a network of freight service centers combined with a fleet of linehaul and pickup-and-delivery tractors and trailers. Freight is picked up from customers and consolidated for shipment at the originating service center. The freight is then loaded into trailers and transferred to the destination service center providing service to the delivery area. From the destination service center, the freight is delivered to the customer.

Con-Way Supply Chain Services Group

In addition to the regional LTL carriers, Con-Way operates a supply chain services group of businesses, which includes Con-Way NOW, Con-Way Air Express, and Con-Way Truckload (“CTL”). CTL began operations in January 2005.

Con-Way NOW specializes in time-definite shipments, such as replacement parts, medical equipment, and other urgent shipments, where expedited delivery is critical, with delivery service in 48 states and parts of Canada. Con-Way NOW also operates a truckload brokerage operation under the name of Con-Way Full Load. Con-Way Air Express (“CAX”) is a freight forwarder that arranges freight shipments using transportation provided by other operators, including commercial airlines, dedicated air operators, for-hire truckload and LTL operators, and cartage companies. Through an agency network and connections with other Con-Way companies, CAX provides full-service coverage in the U.S., Canada, and Puerto Rico. CTL serves Con-Way’s three regional LTL carriers by providing linehaul service on full loads of LTL shipments moving in transcontinental lanes and also offers the services to other customers. The formation of CTL was intended to reduce linehaul expense and protect service with inter-company operations that operate in tandem with current truckload vendors. CTL utilizes Con-Way’s existing infrastructure and administrative support services to minimize the required investment. In the fourth quarter of 2005, CTL began operating in regional truckload lanes to complement the transcontinental offering. As the truckload business grows, Con-Way expects to more than double the size of the CTL tractor fleet in 2006 as part of CNF’s capital expenditure plan.

Competition

The trucking, truck brokerage, and freight forwarding industry segments are intensely competitive. Principal competitors of Con-Way include regional and national LTL companies. Competition in the trucking industry segment is based on freight rates, service, reliability, transit times and scope of operations.

Menlo Worldwide

Effective January 1, 2002, CNF formed Menlo Worldwide by combining its Logistics and Vector SCM units with its Forwarding segment, which was sold in December 2004. The formation of Menlo Worldwide was intended to address a trend among businesses to outsource the management of increasingly complex supply chain and logistics services to lower costs, reduce inventories and increase speed, flexibility and efficiency. The MW companies were aligned to meet this demand by combining extensive proprietary information systems and value-added supply chain management services including transportation, warehouse, and inventory management on a global scale.

Menlo Worldwide — Logistics

Since the formation of Logistics in 1990, the third-party logistics segment has grown significantly as the outsourcing of distribution and other non-core functions has become more commonplace and businesses increasingly evaluate overall logistics costs. The ability to access information through computer networks also increases the value of capturing real-time logistics information to track inventories, shipments, and deliveries.

Logistics specializes in developing and managing complex national and global supply and distribution networks, including primarily transportation management and contract warehousing. Transportation management refers to the management of asset-based carriers and third-party transportation providers for customers’ inbound/outbound supply chain needs through the use of state-of-the-art logistics management systems to consolidate, book and track shipments. Contract warehousing refers to the optimization of warehouse operations for customers using technology and warehouse management systems to reduce inventory carrying costs and supply chain cycle times. For several customers, contract-warehousing operations include light assembly or kitting operations. Logistics’ ability to link these systems with its customers’ internal enterprise resource planning systems is intended to provide customers with improved visibility to their supply chains. Compensation from Logistics’ customers takes different forms, including cost-plus, gain-sharing, transaction, fixed-dollar, and consulting fees.

Historically, Logistics has provided these services using a customer- or project-based approach, which included customer-specific transportation management, single-client warehouses, and single-customer technological solutions. As the market place drives efficiency, Logistics is transitioning to a shared-resource, process-based approach to leverage a centralized transportation management group, utilize more multi-client warehouses, and create technological solutions that benefit multiple customers. This approach is expected to leverage Logistics’ resources to provide scaleable supply chain and logistics services to a growing number of middle-market customers. Logistics started the transition to a shared-resource, process-based approach in 2005, when it segmented its business based on customer type. The new industry-focused groups leverage the capabilities of personnel, systems and solutions throughout the organization to give customers expertise in their specific automotive, high-tech, and consumer products sectors.

Logistics’ client base doubled to approximately 200 customers at December 31, 2005 from December 31, 2004, due primarily to the integration of Con-Way Logistics, as described below. Although Logistics’ client base includes a growing number of middle-market companies, Logistics’ primary customers are Fortune 200 businesses. Four customers collectively accounted for 50.5% of the revenue reported for the Logistics reporting segment in 2005, and each had a Standard & Poor’s investment-grade credit rating. In 2005, Logistics’ largest customer accounted for 4.9% of the consolidated revenue of CNF. The loss of significant revenue from any of Logistics’ major customers by termination of the customer relationship for any reason, including the business failure of the customer, could have an adverse effect on Logistics’ results of operations.

Con-Way Logistics Integration

In the second quarter of 2005, Logistics integrated into its operations the Con-Way Logistics business, which was previously reported in the Con-Way reporting segment. The integration of the two businesses is intended to provide an enterprise solution offering for Logistics’ customers that want to use Con-Way as a primary transportation provider in addition to those customers that want a vendor-neutral transportation solution. The integration also expands Con-Way Logistics’ multi-client warehousing service model to Logistics’ larger warehouse network.

Competition

The third-party logistics segment is intensely competitive. Competition for larger projects is generally based on the ability to rapidly implement technology-based transportation and logistics solutions, while competition for projects with middle-market customers is more influenced by price. Competitors in the logistics segment are numerous and include domestic and foreign logistics companies, the logistics arms of integrated transportation companies, and contract manufacturers. However, Logistics primarily competes against a limited number of major competitors that have resources sufficient to provide services under large logistics contracts.

Menlo Worldwide — Vector

In December 2000, CNF and GM formed the Vector SCM (supply chain management) joint venture for the purpose of providing logistics management services on a global basis for GM, and for customers in addition to GM. Although MW owns a majority interest in Vector, MW’s portion of Vector’s operating results are reported in the Menlo Worldwide reporting segment as an equity-method investment based on GM’s ability to control certain operating decisions. Vector was established to reduce GM’s supply chain costs and improve GM’s supply chain management by bringing increased speed, visibility, flexibility, and reliability to GM’s global supply chain, including shipment of parts to manufacturing plants and vehicles to dealers.

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

In August 2003, the Vector Agreements were amended, primarily to expedite the transition of logistics services in the North America region from GM to Vector. The amendments changed the compensation principles for GM’s North American logistics operations, revised the allocation of Vector’s profit between GM and MW, and modified the formula for the valuation of Vector in the event that MW exercises its Put Right. Effective January 1, 2005, for the 2005 calendar year, all of the ABCs for GM’s European region were amended to compensate Vector with cost reimbursement and a management fee based on vehicle production volumes, rather than through separately approved ABCs. Refer to Item 7, “Management’s Discussion and Analysis,” under “Results of Operations — Menlo Worldwide — Vector.” Also refer to Note 3, “Investment in Unconsolidated Joint Venture,” in Item 8, “Financial Statements and Supplementary Data.”

CNF Other

The CNF Other reporting segment includes the operating results of Road Systems, Inc. and certain corporate activities. A majority of the revenue from Road Systems is from sales to other CNF subsidiaries.

Discontinued Operations

Menlo Worldwide Forwarding

On December 19, 2004, CNF completed the sale of MWF to UPS, as more fully discussed in Note 2, “Discontinued Operations,” of Item 8, “Financial Statements and Supplementary Data.”

Priority Mail Contract

On November 3, 2000, Emery Worldwide Airlines, Inc. (“EWA”), a subsidiary of CNF, and the U.S. Postal Service (“USPS”) announced an agreement to terminate their contract for the transportation and sortation of Priority Mail (the “Priority Mail contract”). Claims relating to amounts owed to EWA under the Priority Mail contract were settled in connection with payments from the USPS to EWA in 2002 and 2001. Refer to Note 2, “Discontinued Operations,” of Item 8, “Financial Statements and Supplementary Data,” and Note 11, “Commitments and Contingencies.”

Spin-Off of CFC

On December 2, 1996, CNF completed the spin-off of Consolidated Freightways Corporation (“CFC”) to CNF’s shareholders. Refer to Note 11, “Commitments and Contingencies,” in Item 8, “Financial Statements and Supplementary Data.”

General

Employees

At December 31, 2005, CNF had approximately 21,800 regular full-time employees. The approximate number of regular full-time employees by segment was as follows: Con-Way, 18,000; Menlo Worldwide Logistics, 2,700; CNF Other, 1,100. The 1,100 employees included in the CNF Other segment consist primarily of technology, executive, and administrative positions that support CNF’s operating subsidiaries.

Cyclicality and Seasonality

CNF’s operating results are affected, in large part, by conditions in the cyclical markets of its customers and on the U.S. and global economies. Demand for transportation services fluctuates in response to overall economic conditions. Any sustained weakness in demand or continued downturn or uncertainty in the economy generally would have an adverse effect on CNF’s businesses.

CNF’s operating results are also affected by seasonal fluctuations that affect demand for transportation services. In the trucking industry for a typical year, the months of September, October, and November usually have the highest business levels while the months of December, January and February usually have the lowest business levels.

Price and Availability of Fuel

As more fully discussed in Item 1A, “Risk Factors,” CNF is exposed to the effects of changes in the availability and price of diesel fuel.

Regulation

Ground Transportation

The motor carrier industry is subject to federal regulation by the Federal Motor Carrier Safety Administration (“FMCSA”), the Pipeline and Hazardous Materials Safety Agency (“PHMSA”), and the Surface Transportation Board (“STB”), which are units of the U.S. Department of Transportation (“DOT”). The FMCSA promulgates and enforces comprehensive trucking safety regulations and performs certain functions relating to such matters as motor carrier registration, cargo and liability insurance, extension of credit to motor carrier customers, and leasing of equipment by motor carriers from owner-operators. The PHMSA promulgates and enforces regulations regarding the transportation of hazardous materials. The STB has authority to resolve certain types of pricing disputes and authorize certain types of intercarrier agreements.

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

In April of 2003, the FMCSA issued a final rule to change the regulations governing hours of service (“HOS”) for commercial truck drivers. The rule increased the total consecutive off-duty hours a driver must take prior to driving in interstate commerce and reduced the total daily consecutive driving and on-duty hours allowed. In July of 2004, the United States Court of Appeals for the District of Columbia voided the HOS rules that were issued by the FMCSA. However, the United States Congress extended the existing HOS rules until September 2005. In October of 2005, a final rule issued by FMCSA became effective. The new rule changed the way that drivers utilizing sleeper berths may split their off-duty time, raising concern that the efficiency of sleeper-team truckload operations similar to those utilized by Con-Way Truckload may be adversely affected.

The same advocacy groups that challenged the 2003 FMCSA HOS rules may mount another challenge to the rules which became effective in October 2005. Given the uncertainty in the status of the HOS rules, CNF cannot predict whether the current rules will remain intact or whether the rules as finally adopted will materially affect its operations.

Environmental

CNF is subject to laws and regulations that (i) govern activities or operations that may have adverse environmental effects such as discharges to air and water, as well as handling and disposal practices for solid and hazardous waste, and (ii) impose liability for the costs of cleaning up, and certain damages resulting from sites of past spills, disposals, or other releases of hazardous materials. Environmental liabilities relating to CNF’s properties may be imposed regardless of whether CNF leases or owns the properties in question and regardless of whether such environmental conditions were created by CNF or by a prior owner or tenant, and also may be imposed with respect to properties that CNF may have owned or leased in the past. CNF has provided for its estimate of remediation costs at these sites.

CNF’s operations involve the storage, handling, and use of diesel fuel and other hazardous substances. In particular, CNF is subject to environmental laws and regulations dealing with fuel storage tanks and the transportation of hazardous materials laws.

CNF has been designated a Potentially Responsible Party by the EPA with respect to the disposal of hazardous substances at various sites. CNF expects that its share of the clean-up costs will not have a material adverse effect on CNF’s financial condition, cash flows, or results of operations.

Homeland Security

CNF is subject to compliance with cargo security and transportation regulations issued by the Transportation Security Administration (“TSA”) and by the Department of Homeland Security (“DHS”), including regulation by the Bureau of Customs and Border Protection (“CBP”). CNF believes that it will be able to comply with potential TSA, DHS, and CBP rules, which will require additional security measures impacting the transportation of both domestic and international shipments.

Con-Way’s regional carriers, as well as certain other subsidiaries, are approved by the CBP to participate in the voluntary Customs-Trade Partnership Against Terrorism program (“C-TPAT”). The C-TPAT program was designed in 2002 to provide a process to facilitate the efficient release of goods and provide resolution of any outstanding issues affecting CBP processing of cross-border shipments. As participants of C-TPAT, these subsidiaries have developed security measures that continue to evolve along with the C-TPAT program requirements. These subsidiary C-TPAT security plans have been reviewed and certified by the CBP.

C-TPAT does not provide a sector category for third-party logistics companies; as a result, Logistics cannot obtain C-TPAT certification. To address this issue, Logistics has voluntarily adopted C-TPAT “Importer” requirements into its security plan, which incorporates regulatory DHS requirements, and also voluntarily participates in non-regulatory DHS programs that secure customer and international supply chains against terrorism and theft.

Con-Way Air Express has been approved by TSA as an Independent Air Carrier (“IAC”), and has developed security measures that have been reviewed and certified by the TSA. Logistics became a certified IAC and incorporated TSA security regulatory requirements into its IAC security plan.

ITEM 1A.	RISK FACTORS

Business Interruption

CNF and its subsidiaries rely on CNF’s Administrative and Technology (“Adtech”) Center, a centralized shared-service facility in Portland, Oregon, for the performance of shared administrative and technology services in the conduct of their businesses. CNF’s computer facilities and its administrative and technology employees are located at the AdTech Center. Although CNF maintains backup systems and has disaster recovery processes and procedures in place, a sustained interruption in the operation of these facilities, whether due to terrorist activities, earthquakes, floods or otherwise, could have a material adverse effect on CNF’s financial condition, results of operations, and cash flows.

Customer Concentration

Menlo Worldwide and many of its competitors in the third-party logistics segments are subject to risk related to customer concentration because of the relative importance of their largest customers and the increased ability of those customers to influence pricing and other contract terms. Although Menlo Worldwide continues to broaden and diversify its customer base, a significant portion of its revenue and operating results are derived from a relatively small number of customers, as more fully discussed in Item 1, “Business.” Consequently, a significant loss of business from, or adverse performance by, any of Menlo Worldwide’s major customers, particularly GM, may have a material adverse effect on CNF’s financial condition, results of operations, and cash flows. Similarly, the renegotiation of Menlo Worldwide’s major customer contracts may also have an adverse effect on CNF.

Cyclicality

CNF’s operating results are affected, in large part, by conditions in the cyclical markets of its customers and on the U.S. and global economies. Demand for transportation services fluctuates in response to overall economic conditions. Any sustained weakness in demand or continued downturn or uncertainty in the economy generally would have an adverse effect on CNF’s businesses.

Employees

The workforce of CNF and its subsidiaries is not affiliated with labor unions. CNF believes that the non-unionized operations of its subsidiaries have advantages over comparable unionized competitors in providing reliable and cost-competitive customer services, including greater efficiency and flexibility. There can be no assurance that CNF’s subsidiaries will be able to maintain their non-unionized status.

CNF hires drivers primarily for its Con-Way business segment. There is significant competition for qualified drivers in the transportation industry. As a result of driver shortages, Con-Way may be required to increase driver compensation, utilize lower-quality drivers or face difficulty meeting customer demands, all of which could adversely affect CNF’s results of operations.

Employee Benefit Costs

CNF maintains health and welfare plans and a defined benefit pension plan, and provides certain other benefits to its employees. In recent years, health care costs have risen dramatically, and lower interest rates and returns on plan assets have increased the expense of, and funding requirements for, CNF’s defined benefit pension plan. In addition, the U.S. Congress is considering legislation that may affect the ongoing cost and funding of the defined benefit pension plan. As a result, CNF is unable to predict the effect of continuing to provide these benefits to employees on CNF’s financial condition, results of operations, and cash flows.

Government Regulation

CNF is subject to compliance with many laws and regulations that apply to its business activities. These include regulations relating to hours of service for its drivers, and cargo security and transportation regulations issued by the Department of Homeland Security and the Department of Transportation. CNF is not able to accurately predict how new governmental laws and regulations, or changes to existing laws and regulations, will affect the transportation industry generally, or CNF in particular. Although government regulation that affects CNF and its competitors may simply result in higher costs that can be passed on to customers with no adverse consequences, there can be no assurance that this will be the case. As a result, CNF believes that any additional security and other measures that may be required by future laws and regulations or changes to existing laws and regulations could result in additional costs and could have an adverse effect on its ability to serve customers and on its financial condition, results of operations, and cash flows.

Price and Availability of Fuel

CNF is exposed to the effects of changes in the availability and price of diesel fuel. Generally, fuel can be obtained from various sources and in the desired quantities. However, an inability to obtain fuel due to fuel shortages or any other reason could have a material adverse effect on CNF. CNF and its subsidiaries (primarily Con-Way) are subject to the risk of price fluctuations. Like other LTL carriers, Con-Way assesses many of its customers with a fuel surcharge. The fuel surcharge is a part of Con-Way’s overall rate structure for customers and is intended to compensate Con-Way for the adverse effects of higher fuel costs. As fuel prices have risen, the fuel surcharge has increased Con-Way’s yields and revenue, and Con-Way has more than recovered higher fuel costs and fuel-related increases in purchased transportation. At times, in the interest of its customers, Con-Way has temporarily capped the fuel surcharge at a fixed percentage. Following a sharp increase in fuel costs in the aftermath of hurricanes in the U.S., Con-Way imposed a temporary cap on its fuel surcharge in 2005 that was in effect from August 29 through October 24. CNF cannot predict the future movement of fuel prices, Con-Way’s ability to recover higher fuel costs through fuel surcharges, or the effect that changes in fuel surcharges may have on Con-Way’s overall rate structure. Con-Way’s operating income would likely be adversely affected by a rapid and significant decline in fuel prices as lower fuel surcharges would reduce Con-Way’s yield and revenue. Whether fuel prices increase, decrease, or remain constant, Con-Way’s operating income may be adversely affected if competitive pressures limited Con-Way’s ability to assess its fuel surcharges.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

CNF believes that its facilities are suitable and adequate, that they are being appropriately utilized, and that they have sufficient capacity to meet current operational needs. Management continuously reviews anticipated requirements for facilities and may acquire additional facilities and/or dispose of existing facilities as appropriate. Due largely to growth in tonnage, CNF anticipates capital expenditures of approximately $395 million (including software expenditures) in 2006. The capital expenditures consist primarily of $127 million related to land and buildings, including approximately $27 million for improvements, and $141 million for the acquisition of additional tractor and trailer equipment for Con-Way’s regional carriers. Con-Way’s truckload business expects to add $67 million of additional tractor and trailer equipment.

Con-Way Transportation Services

As of December 31, 2005, Con-Way’s regional carriers operated 343 freight service centers, of which 150 were owned and 193 were leased. The service centers, which are strategically located to cover the geographic areas served by Con-Way, represent physical buildings and real property with dock, office, and/or shop space. These facilities do not include meet-and-turn points, which generally represent small owned or leased real property with no physical structures. The total number of trucks, tractors, and trailers utilized by the Con-Way regional carriers at December 31, 2005 was approximately 30,900.

At December 31, 2005, Con-Way Air Express operated 13 leased warehouse and service center facilities.

At December 31, 2005, Con-Way Truckload operated approximately 531 tractors and trailers.

Menlo Worldwide Logistics

As of December 31, 2005, Logistics operated 55 warehouses in North America, of which 38 were leased by Logistics and 17 were leased or owned by clients of Logistics. Internationally, Logistics operated an additional 25 warehouses, of which 20 were leased by Logistics and 5 were leased or owned by clients.

At December 31, 2005, Logistics operated approximately 68 trucks, tractors, and trailers.

CNF Other

Principal properties of the CNF Other segment included CNF’s leased executive offices in San Mateo, California, and its owned Administrative and Technology Center in Portland, Oregon. Road Systems’ owned manufacturing facility is in Searcy, Arkansas.

ITEM 3.	LEGAL PROCEEDINGS

Certain legal proceedings of CNF are also discussed in Item 1, “Business,” under “Regulation — Environmental,” and in Note 2, “Discontinued Operations,” and Note 11, “Commitments and Contingencies,” of Item 8, “Financial Statements and Supplementary Data.”

In 2002, EWA, MWF, Inc., MW and CNF Inc. were named as defendants in a lawsuit filed in state court in California by approximately 140 former EWA pilots and crew members. The lawsuit alleges wrongful termination in connection with the termination of EWA’s air carrier operations, and seeks $500 million and certain other unspecified damages. CNF believes that the lawsuit’s claims are without merit, and is vigorously defending the lawsuit.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of CNF, their ages at December 31, 2005, and their applicable business experience are as follows:

Douglas W. Stotlar, 45, President and Chief Executive Officer of CNF. Mr. Stotlar was named to his current position in April 2005. He previously served as President and Chief Executive Officer of Con-Way Transportation Services and Senior Vice President of CNF, a position he held since December 2004. Prior to this, he served as Executive Vice President and Chief Operating Officer of Con-Way, a position he held since June 2002. From 1999 to 2002, he was Executive Vice President of Operations for Con-Way. Prior to joining Con-Way’s corporate office, Mr. Stotlar served as Vice President and General Manager of Con-Way NOW. Mr. Stotlar joined the Con-Way organization in 1985 as a Freight Operations Supervisor for Con-Way Central Express. He subsequently advanced to management posts in Columbus, Ohio, and Fort Wayne, Indiana, where he was named Regional Manager. Mr. Stotlar earned his bachelor’s degree in transportation and logistics from Ohio State University.

Kevin C. Schick, 54, Senior Vice President and Chief Financial Officer of CNF. Mr. Schick was named to his current position in March 2005. He previously served as Vice President and Controller of Con-Way Transportation Services, a position he held since 1989. Mr. Schick joined the Con-Way organization in 1983 as Controller for Con-Way Central Express. Mr. Schick earned his bachelor’s degree in Finance from Marquette University and a master’s degree in business administration from Northwestern University.

Jennifer W. Pileggi, 41, Senior Vice President, General Counsel and Corporate Secretary of CNF. Ms. Pileggi was named to her current position in December 2004. Ms. Pileggi joined CNF’s subsidiary Menlo Logistics in 1996 as Corporate Counsel and was promoted to Vice President in 1999. She was promoted to Vice President and Corporate Counsel of Menlo Worldwide in 2003. Ms. Pileggi is a graduate of Yale University and New York University School of Law, where she achieved a juris doctorate degree. Ms. Pileggi is a member of the American Bar Association and the California State Bar Association.

David S. McClimon, 50, President of Con-Way Transportation Services, Inc. and Senior Vice President of CNF. Mr. McClimon was named to his current position in June 2005. He previously served as President and Chief Executive Officer of two of Con-Way’s regional trucking companies: Con-Way Central Express from 2002 to 2005, and Con-Way Western Express from 2000 to 2002. He was Vice President of Sales for Con-Way Central Express from 1997 to 2000. Prior to this, he was Vice President of National Sales for Con-Way Transportation Services from 1993 to 1997. Mr. McClimon joined the Con-Way organization in 1983 as a day-one employee of Con-Way Central Express and subsequently was promoted to a variety of sales and operations positions. Mr. McClimon earned his bachelor’s degree in marketing from Miami University in Ohio.

John G. Labrie, 39, President of Con-Way Supply Chain Solutions and Vice President of CNF. Mr. Labrie was named to his current position in June 2005. He previously served as Executive Vice President of Operations for Con-Way Transportation Services, a position he held since January 2005. Prior to this, he served as President and Chief Executive Officer for Con-Way Western Express, a position he held since June 2002. From May 1998 to June 2002, he was Vice President of Operations for Con-Way Western Express. He joined the Con-Way organization in 1990 as a sales account manager. Mr. Labrie earned his bachelor’s degree in Finance from Central Michigan University. He holds a master’s degree in business administration from Indiana Wesleyan University.

Robert L. Bianco Jr., 41, President of Menlo Worldwide and Vice President of CNF. Mr. Bianco was named to his current position in June 2005. He previously served as President of Menlo Logistics, a position he held since December 2001. He joined the CNF organization in 1989 as a management trainee and joined Menlo in 1992 as a logistics manager. He subsequently advanced to Vice President of Operations for Menlo Logistics in 1997. He is a graduate of the University of California at Santa Barbara and earned a master’s degree from the University of San Francisco.

Jackie Barretta, 44, Vice President and Chief Information Officer of CNF. Ms. Barretta was named to her current position in February 2005. She previously served as Vice President of Information Services for Con-Way Transportation Services, a position she held since August 2000. Prior to this, she served as Director of Information Services, a position she held since 1997. She joined Con-Way as a systems analyst in 1996. Ms. Barretta earned her bachelor’s degree in Computer Science from the University of North Carolina.

Mark C. Thickpenny, 53, Vice President and Treasurer of CNF. Mr. Thickpenny joined CNF in 1995 as Treasury Manager. In 1997, he was named Director and Assistant Treasurer, and in 2000 was promoted to Vice President and Treasurer. Mr. Thickpenny holds a bachelor’s degree in business administration from the University of Notre Dame and a master’s degree in business administration from the University of Chicago Graduate School of Business.

Kevin S. Coel, 47, Vice President and Corporate Controller of CNF. Mr. Coel joined CNF in 1990 as CNF’s Corporate Accounting Manager. In 2000, he was named Corporate Controller, and in 2002, was promoted to Vice President. Mr. Coel holds a bachelor’s degree in economics from the University of California at Davis and a master’s degree in business administration from San Jose State University. Mr. Coel is also a member of the American Institute of CPAs.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

CNF’s common stock is listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “CNF.”

See Item 8, “Financial Statements and Supplementary Data” under Note 13, “Quarterly Financial Data,” for the range of common stock prices as reported on the NYSE and common stock dividends paid for each of the quarters in 2005 and 2004. At January 31, 2006, CNF had 7,196 common shareholders of record.

The following table provides a summary of share repurchases made by CNF during the quarter ended December 31, 2005:

			Total Number	Maximum
			of Shares	Dollar Value of
			Purchased as	Shares that
			Part of	May Yet Be
	Total Number		Publicly	Purchased
	of Shares	Average Price	Announced	Under the
	Purchased[1]	Paid per Share	Program[1]	Program[1]

October 1, 2005 — October 31, 2005	128,000	$53.34	128,000	$181,610,884
November 1, 2005 — November 30, 2005	289,000	57.53	289,000	164,985,621
December 1, 2005 — December 31, 2005	248,900	56.40	248,900	150,947,481

Total	665,900	$56.30	665,900	$150,947,481

[1] In January 2005, CNF’s Board of Directors authorized a two-year stock repurchase program providing for the repurchase of up to $300 million in common stock in open market purchases and privately negotiated transactions.

Item 6.	Selected Financial Data

CNF Inc.
Five-Year Financial Summary

	2005	2004	2003	2002	2001
	(Dollars in thousands except per share data)

SUMMARY OF OPERATIONS
Revenues
Con-Way Transportation Services	$2,816,647	$2,532,201	$2,163,668	$1,981,918	$1,891,769
Menlo Worldwide Logistics	1,339,674	1,174,831	1,063,011	1,008,588	948,312
CNF Other	13,269	5,347	287	2,841	7,442

	$4,169,590	$3,712,379	$3,226,966	$2,993,347	$2,847,523

Operating Income (Loss) [a]
Con-Way Transportation Services	$331,104	$247,169	$189,106	$142,756 [c]	$155,951
Menlo Worldwide Logistics	26,672	22,718	17,481	22,768	(29,902)
Vector	20,257	18,253	20,718	18,188	(9,415)

	46,929	40,971	38,199	40,956	(39,317)
CNF Other	(3,095)	(3,973)	(2,357)	(3,369)	(2,540)

	374,938	284,167	224,948	180,343	114,094

Reconciliation of segments to consolidated amount:
Income tax related to Vector, an equity-method investment	(4,196)	—	—	—	—

	$370,742	$284,167	$224,948	$180,343	$114,094

Depreciation and Amortization, net of Accretion	$123,762	$115,096	$113,417	$117,084	$123,743
Interest Expense	37,501	39,695	29,597	22,825	27,009
Income from Continuing Operations Before Taxes	351,121	246,823	197,517	152,328	85,007
Income Tax Provision	121,873 [b]	96,378	77,032	38,234 [d]	32,124
Net Income from Continuing Operations	221,520	142,206	112,246	105,844	44,600
Gain (Loss) from Disposal, net of tax	(6,219)	(278,749)	—	(12,398)	38,975
Income (Loss) from Discontinued Operations, net of tax [a]	—	12,415	(28,461)	115	(486,449)

Net Income (Loss) Applicable to Common Shareholders	$215,301	$(124,128)	$83,785	$93,561	$(402,874)

EARNINGS (LOSS) PER COMMON SHARE
Basic
Net Income from Continuing Operations	$4.24	$2.82	$2.27	$2.15	$0.91
Gain (Loss) from Disposal, net of tax	(0.11)	(5.53)	—	(0.25)	0.80
Income (Loss) from Discontinued Operations, net of tax	—	0.25	(0.58)	—	(9.97)

Net Income (Loss) Applicable to Common Shareholders	$4.13	$(2.46)	$1.69	$1.90	$(8.26)

	2005	2004	2003	2002	2001
	(Dollars in thousands except per share data)

Diluted
Net Income from Continuing Operations	$3.96	$2.57	$2.07	$1.96	$0.87
Gain (Loss) from Disposal, net of tax	(0.11)	(4.94)	—	(0.22)	0.74
Income (Loss) from Discontinued Operations, net of tax	—	0.22	(0.50)	—	(9.18)

Net Income (Loss) Applicable to Common Shareholders	$3.85	$(2.15)	$1.57	$1.74	$(7.57)

Common dividends per share	$0.40	$0.40	$0.40	$0.40	$0.40
Common shareholders’ equity per share	$16.34	$13.68	$15.21	$13.43	$12.04

STATISTICS
Total assets	$2,480,572	$2,496,401	$2,773,640	$2,786,874	$2,953,622
Long-term obligations	581,469	601,344	554,981	571,299	560,121
Capital expenditures	210,186	151,460	127,763	75,831	168,279
Effective tax provision rate	34.7%	39.0%	39.0%	25.1%	37.8%
Basic average shares	52,192,539	50,455,006	49,537,945	49,139,134	48,752,480
Market price range	$41.38-$59.79	$30.50-$50.96	$24.44-$35.77	$27.36-$38.28	$21.05-$39.88
Number of shareholders at December 31	7,204	7,435	8,006	8,131	8,561
Approximate number of regular full-time employees	21,800	20,700	20,000	19,600	18,800

CNF’s results from continuing operations included various income or loss items that affected the comparability of the reported operating income (loss) of its reporting segments. Other materially significant items affecting the comparability of net income from continuing operations in the years reported above are described in the notes below and in Item 7, “Management’s Discussion and Analysis.”

[a]	As more fully discussed in Note 2, “Discontinued Operations,” in Item 8, “Financial Statements and Supplementary Data,” continuing operations has been allocated general corporate overhead charges that were previously allocated to the discontinued Forwarding segment. These corporate overhead charges were allocated from discontinued operations to the Con-Way and Logistics reporting segments based on segment revenue and capital employed.

[b]	Includes tax benefits of $7.8 million from the reversal of accrued taxes related to the settlement with the IRS of previous tax filings.

[c]	Includes an $8.7 million first-quarter net gain, $5.3 million after tax, ($0.09 per diluted share) from the sale of a property.

[d]	Includes a $14.0 million third-quarter ($0.25 per diluted share) reversal of accrued taxes related to the settlement with the IRS of aircraft maintenance issues.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations (referred to as “Management’s Discussion and Analysis”) is intended to assist in a historical and prospective understanding of CNF’s results of operations, financial condition, and cash flows, including a discussion and analysis of the following:

•	Overview of Business

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Estimates and Critical Accounting Policies

•	Other Matters

Overview of Business

CNF provides transportation, logistics, and supply chain management services for a wide range of manufacturing, industrial, and retail customers. For financial reporting purposes, CNF is divided into three reporting segments: Con-Way Transportation Services (“Con-Way”), primarily a provider of regional less-than-truckload (“LTL”) freight services; Menlo Worldwide, a provider of contract logistics solutions; and CNF Other, which includes certain corporate activities and Road Systems, a trailer manufacturer. Menlo Worldwide consists of the operating results of Menlo Worldwide Logistics (“Logistics”) and Vector SCM, a joint venture with GM that is accounted for as an equity-method investment.

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

As more fully discussed under “Results of Operations — Discontinued Operations,” CNF and Menlo Worldwide, LLC (“MW”) in 2004 sold MWF to UPS. Accordingly, the results of operations, net liabilities, and cash flows of the Forwarding segment have been segregated and reported as discontinued operations, except where otherwise noted.

Results of Operations

The table below summarizes CNF’s consolidated operating results.

	2005	2004	2003
	(Dollars in thousands, except per share amounts)

Net Income (Loss)
Continuing Operations(1)(2)	$221,520	$142,206	$112,246
Discontinued Operations(2)	(6,219)	(266,334)	(28,461)

Applicable to Common Shareholders	$215,301	$(124,128)	$83,785

Diluted Earnings (Loss) per Share
Continuing Operations	$3.96	$2.57	$2.07
Discontinued Operations	(0.11)	(4.72)	(0.50)

Applicable to Common Shareholders	$3.85	$(2.15)	$1.57

(1)	After preferred stock dividends

(2)	As required by EITF 87-24, “Allocation of Interest to Discontinued Operations,” for periods prior to the disposition of MWF in 2004, continuing operations has been allocated general corporate overhead charges that were previously allocated to the discontinued Forwarding segment. These corporate overhead charges of $16.9 million in 2004, and $14.0 million in 2003 were allocated from discontinued operations to Con-Way and Logistics based on segment revenue and capital employed.

CNF’s net income from continuing operations (after preferred stock dividends) grew 55.8% to $221.5 million ($3.96 per diluted share) in 2005 from $142.2 million ($2.57 per diluted share) in 2004 due to improved operating results from all CNF reporting segments. In 2005, CNF’s net income available to common shareholders of $215.3 million ($3.85 per diluted share) improved significantly over a net loss in the prior year, due primarily to last year’s $276.3 million loss from the disposition of MWF. As more fully discussed below under “Results of Operations — Discontinued Operations,” in the periods presented, discontinued operations related to the sale of MWF, the shut-down of EWA and its terminated Priority Mail contract with the USPS, and the spin-off of CFC.

CNF’s net income from continuing operations (after preferred stock dividends) in 2004 rose 26.7% to $142.2 million ($2.57 per diluted share). Net income from continuing operations was offset by a $266.3 million net loss ($4.72 per diluted share) from discontinued operations, which primarily reflects the loss from the disposition of MWF. The resulting net loss applicable to common shareholders in 2004 was $124.1 million ($2.15 per diluted share).

Continuing Operations

	2005	2004	2003
	(Dollars in thousands)

Revenues
Con-Way Transportation Services	$2,816,647	$2,532,201	$2,163,668
Menlo Worldwide Logistics	1,339,674	1,174,831	1,063,011
CNF Other	13,269	5,347	287

	$4,169,590	$3,712,379	$3,226,966

Operating Income (Loss)
Con-Way Transportation Services	$331,104	$247,169	$189,106
Menlo Worldwide
Logistics	26,672	22,718	17,481
Vector	20,257	18,253	20,718

	46,929	40,971	38,199
CNF Other	(3,095)	(3,973)	(2,357)

	374,938	284,167	224,948

Reconciliation of segments to consolidated amount:
Income tax related to Vector, an equity-method investment	(4,196)	—	—

	$370,742	$284,167	$224,948

Overview — 2005 Compared to 2004

In 2005, CNF’s revenue increased 12.3% to $4.2 billion, due to higher revenue at all reporting segments. Consolidated operating income in 2005 rose 30.5% on significantly higher operating income from Con-Way and improved results from Menlo Worldwide. Con-Way’s operating income increased 34.0% due largely to revenue growth of 11.2% and improved regional-carrier operating margins. Con-Way’s revenue increase in 2005 reflects regional-carrier tonnage growth and yield improvement on increased fuel surcharges while higher operating income reflects improved margins. Improved operating margins at Con-Way primarily reflect revenue growth, productivity gains, and a decline in employee costs as a percentage of revenue, due largely to lower incentive compensation that resulted from variations in operating income and other performance factors relative to incentive plan targets. Menlo Worldwide’s operating income in 2005 increased 14.5% on improved results at Logistics and higher income from Vector’s foreign operations. Logistics’ operating income increased 17.4% on revenue growth of 14.0% and reported segment income from Vector increased 11.0% to $20.3 million.

Other net expense in 2005 decreased $17.7 million to $19.6 million, due primarily to increases in investment income, which rose $15.2 million on increased average cash equivalents and marketable securities. Increased investment income also reflects higher interest rates earned by cash equivalents and marketable securities in 2005. Interest expense decreased $2.2 million in 2005 due largely to the net effect on interest from financing transactions, including the $100.0 million repayment in June 2005 of the 7.35% Notes, the $128.9 million redemption in June 2004 of 5% Convertible Debentures, and the $292.6 million net issuance in April 2004 of 6.7% Senior Debentures. Other net miscellaneous non-operating expenses in 2005 primarily reflects $2.7 million of costs in 2004 associated with the redemption of the Convertible Debentures, partially off set by a $2.5 million increase in foreign exchange losses in 2005.

CNF’s effective tax rate of 34.7% declined from 39.0% in 2004. The lower rate in 2005 reflects reversals of accrued income taxes of $7.8 million, which related to an IRS settlement of issues related to tax years prior to 2002. Excluding the effect of the reversals of accrued taxes, the lower effective tax rate in 2005 was due primarily to an increase in tax-exempt interest income, increased foreign tax credits, and the effect of the GAAP classification of income on Vector’s increasing foreign income. As more fully discussed in Note 3, “Investment in Unconsolidated

Joint Venture,” of Item 8, “Financial Statements and Supplementary Data,” MW’s portion of U.S. federal income taxes on Vector’s domestic income is reported in CNF’s tax provision. CNF’s foreign tax credits related to Vector’s foreign income are also reflected in CNF’s tax provision. However, under GAAP, MW’s portion of Vector’s foreign income taxes on its foreign income is reported as a component of equity-method income and is not a component of CNF’s tax provision.

Overview — 2004 Compared to 2003

In 2004, CNF’s revenue increased 15.0% to $3.7 billion, due to higher revenue at all reporting segments, which benefited from improved economic conditions. Consolidated operating income in 2004 rose 26.3%, on significantly higher operating income from Con-Way and improved operating results from Menlo Worldwide. The increase in Con-Way’s operating income was due principally to the effect of improved margins on revenue growth, as Con-Way’s operating income in 2004 increased 30.7% on revenue growth of 17.0%. Menlo Worldwide’s operating income increased 7.3% on improvement from Logistics, partially offset by a decline in operating income from Vector. Logistics reported a 30.0% increase in operating income on a 10.5% growth in revenue while Vector’s operating income in 2004 fell $2.5 million to $18.3 million.

In 2004, other net expense increased $9.9 million to $37.3 million, due primarily to increases in interest expense and other net non-operating expenses, partially offset by higher interest income on marketable securities. Interest expense in 2004 rose $10.1 million due largely to the net effect of financing transactions in 2004, as described above. Other net miscellaneous non-operating expenses in 2004 reflects a $4.3 million decline in the income from corporate-owned life insurance policies that were terminated in the third quarter of 2004, $2.7 million of costs associated with the redemption of the Convertible Debentures, and a $1.3 million decline in foreign exchange gain, partially offset by prior-year equity venture losses of $3.7 million.

Con-Way Transportation Services

The table below compares operating results (dollars in thousands), operating margins, and the percentage increase in selected operating statistics of the Con-Way reporting segment for the years ended December 31.

	2005	2004	2003

Summary of Operating Results
Revenues	$2,816,647	$2,532,201	$2,163,668
Operating Income	331,104	247,169	189,106
Operating Margin	11.8%	9.8%	8.7%

	2005 vs. 2004	2004 vs. 2003

Selected Regional-Carrier Operating Statistics
Revenue per day	+12.4%	+16.0%
Weight per day (“weight”)	+7.9	+12.5
Revenue per hundredweight (“yield”)	+4.2	+3.1
Weight per shipment	+3.6	+4.3

In 2005, Con-Way’s revenue rose 11.2% due to higher revenue from Con-Way’s regional carriers and continued growth from the Con-Way supply chain services group, which includes Con-Way NOW, Con-Way Air Express, and Con-Way Truckload. Revenue per day from the regional carriers rose 12.4% from 2004 on a 7.9% increase in weight and a 4.2% increase in yield. Yield increases in 2005 primarily reflect an increase in fuel surcharges, continued growth in higher-rated interregional services, and general rate increases, partially offset by growth in lower-yielding lower-cost shipments, as more fully discussed below. Like other LTL carriers, Con-Way assesses many of its customers with a fuel surcharge. The fuel surcharge is part of Con-Way’s overall rate structure for customers and is intended to compensate Con-Way for the adverse effects of higher fuel costs. As fuel prices have risen, the fuel surcharge has increased Con-Way’s yield and revenue. At times, in the interest of its customers, Con-Way has temporarily capped the fuel surcharge at a fixed percentage. Following a sharp increase in fuel costs in the aftermath of hurricanes in the U.S., Con-Way imposed a temporary cap on its fuel surcharge in 2005 that was in effect from August 29 through October 24. Excluding fuel surcharges, yields in 2005 were unchanged compared to 2004. Yields in 2005 were adversely affected by a 3.6% increase in weight per shipment, which was largely driven by a spot-quote program that contributed to an increase in the number of shipments in excess of 10,000 pounds. The spot-quote program was developed to place lower-yielding large shipments into empty linehaul leg segments without requiring additional capacity. Commensurate with the lower transportation cost per unit of weight, spot-quote and other lower-cost higher-weight shipments generally have lower yields.

Con-Way’s operating income in 2005 increased 34.0%, due largely to improved margins, which primarily reflect revenue growth, productivity gains, and a decline in employee costs as a percentage of revenue. In 2005, fuel and purchased transportation costs increased 64.2% and 19.3%, respectively. However, higher fuel costs and fuel-related increases in purchased transportation costs were more than recovered through fuel surcharges, as discussed above and more fully discussed in Item 1A, “Risk Factors — Price and Availability of Fuel.” Employee costs in 2005 increased 5.0%, but declined as a percentage of revenue. Employee costs in 2005 reflect increases in base compensation and employee benefits, partially offset by lower incentive compensation. Base compensation rose 9.5%, due primarily to headcount increases attributable to higher business volumes, and to a lesser extent, wage and salary rate increases. Incentive compensation in 2005 declined by $27.7 million or 34.7% based on variations in operating income and other performance factors relative to incentive plan targets. Employee benefits expense increased 2.6%, as an increase in health and welfare costs, due largely to growth in headcount, was partially offset by a decline in workers’ compensation expense. Lower workers’ compensation expense in 2005 was largely due to improved claims experience and a third-quarter entry in 2004 to correct the cumulative under-recognition of expense on certain prior-period claims, which had a $3.9 million adverse effect, net of incentive compensation.

In 2004, Con-Way’s revenue rose 17.0% due to higher revenue from Con-Way’s regional carriers and continued growth from Con-Way’s supply chain services group of businesses. Revenue per day from the regional carriers rose 16.0% from 2003 on increases in weight and yield. In 2004, management believes that growth in weight transported was due primarily to comparatively better economic conditions and market share gains. Yield improvement in 2004 was achieved primarily through higher fuel surcharges and general rate increases, partially offset by growth in lower-yielding business from the spot-quote program. Excluding fuel surcharges, yield in 2004 rose 0.3%. Con-Way’s operating income in 2004 increased 30.7% on improved margins from the regional carriers as well as improved results from Con-Way’s supply chain services, which reduced their collective net operating loss in 2004 by $5.5 million from 2003. Certain corporate expenses previously allocated to the discontinued Forwarding segment are reported in continuing operations, as more fully discussed in Note 2 “Discontinued Operations,” of Item 8, “Financial Statements and Supplementary Data.” The additional corporate overhead charge allocated to the Con-Way reporting segment was $14.8 million in 2004 and $12.2 million in 2003.

Menlo Worldwide

The Menlo Worldwide reporting segment consists of the operating results of Logistics and Vector. Menlo Worldwide in 2005 reported operating income of $46.9 million, an increase of 14.5% over last year. Although MW owns a majority equity interest, the operating results of Vector are reported as an equity-method investment based on GM’s ability to control certain operating decisions. Accordingly, CNF’s Consolidated Statements of Operations do not include any revenue from Vector and only MW’s proportionate share of the net income from Vector is reported as a reduction of operating expenses.

The table below compares operating results (dollars in thousands) and operating margins of the Menlo Worldwide reporting segment for the years ended December 31. The table summarizes Logistics net revenues (revenues less transportation expenses) as well as gross revenues. Logistics’ management believes that net revenues are a meaningful measure of the relative importance of its principal services since total revenues earned on most carrier-management services include the third-party carriers’ charges to Logistics for carrying the shipments.

	2005	2004	2003

Summary of Operating Results
Logistics
Revenues	$1,339,674	$1,174,831	$1,063,011
Purchased Transportation	(972,266)	(829,882)	(746,375)

Net Revenues	367,408	344,949	316,636
Operating Income	26,672	22,718	17,481
Operating Margin on Revenues	2.0%	1.9%	1.6%
Operating Margin on Net Revenues	7.3%	6.6%	5.5%
Vector
Operating Income	$20,257	$18,253	$20,718

Menlo Worldwide — Logistics

Logistics’ revenue in 2005 increased 14.0% over 2004, due to increases in carrier-management and warehouse-management services. In 2005, revenue from carrier-management services increased 15.9%, while revenue from warehouse-management services rose 7.6%. Carrier-management revenue is attributable to contracts for which Logistics manages the transportation of freight but subcontracts the actual transportation and delivery of products to third parties, which Logistics refers to as purchased transportation. Logistics’ net revenue (revenue less purchased transportation) in 2005 increased 6.5%.

In 2005, Logistics’ operating income increased 17.4% due primarily to revenue growth and improved margins on warehouse-management services, partially offset by a decline in margins on carrier-management services. Margins on warehouse-management and carrier-management services were positively affected by lower employee costs, which were due primarily to declines in health and welfare costs, workers’ compensation, and incentive compensation. Incentive compensation in 2005 declined by $1.0 million or 13.7% based on variations in operating income and other performance measures relative to incentive plan targets. In 2005, margins on carrier-management services were adversely affected by higher purchased transportation costs. In 2005, purchased transportation costs grew 17.2% due to increased business levels and fuel-related increases in carrier rates. Management will seek to improve carrier-management margins by evaluating customer contracts and renegotiating certain lower-margin contracts. Management is intending to increase the number of customers being served by Logistics’ centralized transportation-management group, which is expected to increase operating margins by reducing administrative costs.

Beginning in the second quarter of 2005, Logistics integrated into its operations the Con-Way Logistics business, which was previously reported in the Con-Way reporting segment. Accordingly, the operating results of Con-Way Logistics are reported with Menlo Worldwide Logistics and prior periods have been reclassified to conform to the current-period presentation. The integration of the two businesses is intended to provide an enterprise solution offering for Logistics’ customers that want to use Con-Way as a primary transportation provider in addition to those customers who want a vendor-neutral transportation solution. The integration also expands Con-Way Logistics’ multi-client warehousing service model to Logistics’ larger warehouse network.

In 2004, Logistics’ revenue rose 10.5% over 2003, due principally to an increase in carrier-management and warehouse-management services. Operating income in 2004 improved 30.0% to $22.7 million, due primarily to revenue growth. Significantly higher revenue at the former Con-Way Logistics operations contributed to a $4.3 million reduction in the operating loss related to those operations. Operating margins in 2004 were adversely affected by the competitive transportation pricing environment, the renegotiation of certain contracts with existing customers, a decrease in margins during the start-up phase of new contracts, and to higher employee costs. Operating income in 2003 was adversely affected by $3.1 million of contract termination costs. Certain corporate expenses previously allocated to the discontinued Forwarding segment are reported in continuing operations, as more fully discussed in Note 2, “Discontinued Operations,” of Item 8, “Financial Statements and Supplementary

Data.” The additional corporate overhead charge allocated to the Logistics reporting segment was $2.1 million in 2004 and $1.8 million in 2003.

Menlo Worldwide — Vector

Operating Results

In 2005, segment income reported from MW’s equity investment in Vector increased to $20.3 million from $18.3 million in 2004. Higher reported segment income from Vector was due primarily to higher income earned in GM’s international regions, partially offset by a decline in income from GM’s North America region. Improved income in GM’s international regions was substantially due to a $9.7 million increase in volume-based compensation, which resulted from increased business levels and the revised compensation rates in GM’s European region, as described below. Higher income from the international regions was partially offset by lower income from GM’s North America region, which reflects a $1.7 million reduction in volume-based compensation and a $6.8 million decline in performance-based compensation, as defined below. Income reported from MW’s equity investment in Vector declined to $18.3 million in 2004 from $20.7 million in 2003 as a $9.0 million decline in volume-based income from North America was partially offset by increases in performance-based income of $4.4 million and $2.5 million in the North America and international regions, respectively.

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

Under the amended Vector Agreements, Vector is compensated for its management of logistics for all of GM’s North America operations rather than through its sharing in efficiency gains and cost savings under individual ABCs. In each year of a five-year period from January 1, 2003, Vector will be compensated with a management fee based on shipment volumes (“volume-based compensation”) and, beginning in 2004, can earn additional compensation if certain performance criteria are achieved (“performance-based compensation”). In accordance with GAAP, compensation under the volume-based management fee is recognized as vehicles are shipped while performance-based compensation is recognized on the achievement of specified levels of cost savings, which will generally not be determinable until the fourth quarter of each contract year. Vector will also be compensated by GM for its direct and administrative costs in North America, subject to certain limitations. For other special projects in GM’s North America region, Vector is compensated under ABCs. CNF expects a declining amount of compensation from the management fee in each successive year covered under the amended Vector agreements for North America. Except for special projects compensated under ABCs, Vector’s North America region did not earn performance-based compensation in 2005, based primarily on current-year increases in fuel and other transportation costs that prevented the attainment of performance criteria in 2005. CNF believes that similar external market conditions will also prevent the attainment of performance criteria in 2006.

International

Compensation earned from GM’s European region in 2005 increased $7.7 million due primarily to increased business levels and an amendment to the ABCs for GM’s European region. Effective January 1, 2005, for the 2005 calendar year, all of the ABCs for GM’s European region were amended to compensate Vector with cost reimbursement and a management fee based on vehicle production volumes, rather than through the separately approved ABCs. An agreement has been reached with GM to transition the management of defined logistics activities to Vector under a similar cost reimbursement and volume-based management fee structure for 2006 and 2007. The compensation principles for GM’s Latin America and Asia/Pacific regions are unaffected by the amendments in the European region.

Call Right and Put Right

Under the Vector Agreements, GM has the right to purchase MW’s membership interest in Vector (“Call Right”) and MW has the right to require GM to purchase MW’s membership interest in Vector (“Put Right”). The Call Right and Put Right are exercisable at the sole discretion of GM and MW, respectively. Under the amended Vector Agreements, the amount payable by GM to MW under the Put Right is based on a mutually agreed-upon estimated value for MW’s membership interest as of the contract amendment date and will decline on a straight-line basis over an 8-year period beginning January 1, 2004. Exercise of MW’s Put Right or GM’s Call Right would result in MW retaining any commercialization contracts involving customers other than GM.

CNF Other

The CNF Other segment consists of the results of Road Systems and certain corporate activities. A majority of the revenue from Road Systems was from sales to Con-Way. The CNF Other segment reported operating losses of $3.1 million in 2005 and $4.0 million in 2004. The net loss in 2005 primarily reflects a $2.2 million loss resulting from an insurance settlement, while 2004 was affected by corporate insurance activities and sales of corporate properties. The $2.4 million operating loss in 2003 primarily includes a net loss from the sale of corporate properties.

Discontinued Operations

Discontinued operations in the periods presented relate to the sale of MWF, to the shut-down of EWA and its terminated Priority Mail contract with the USPS, and to the spin-off of CFC. The results of operations, net liabilities, and cash flows of discontinued operations have been segregated from continuing operations, except where otherwise noted. The operating results and net liabilities of discontinued operations are summarized in Note 2, “Discontinued Operations,” of Item 8, “Financial Statements and Supplementary Data.”

MWF

Impairment Charge

On October 5, 2004, CNF and MW entered into a stock purchase agreement with UPS to sell all of the issued and outstanding capital stock of MWF. CNF completed the sale on December 19, 2004, as more fully discussed below. Although the stock purchase agreement was entered into on October 5, 2004, decisions by CNF’s management and its Board of Directors and the third-quarter sale negotiations with UPS established CNF’s commitment to sell MWF as of September 30, 2004. In the process of evaluating several strategic alternatives for Menlo Worldwide’s Forwarding segment, CNF was approached by UPS in the third quarter of 2004 with interest in acquiring MWF. Accordingly, in the third quarter of 2004, CNF classified MWF as held for sale and recognized a $260.5 million impairment charge to write down the recorded book value of MWF to its anticipated selling price, less costs to sell. The impairment charge was based on the agreement to sell MWF, as described below, and primarily represents the estimated write-down to the fair value of MWF’s goodwill and long-lived assets, including MWF’s accumulated foreign currency translation adjustment, as well as estimated selling costs.

Stock Purchase Agreement

The stock purchase agreement excludes certain assets and liabilities of MWF and includes certain assets and liabilities of CNF or its subsidiaries related to the business conducted by MWF. Among the assets and liabilities so excluded are those related to EWA, and the obligation related to MWF employees covered under CNF’s domestic pension, postretirement medical and long-term disability plans. Under the agreement, UPS agreed to pay to CNF an amount equal to MWF’s cash position as of December 31, 2004, and to pay the estimated present value of CNF’s retained obligations related to MWF employees covered under CNF’s long-term disability and postretirement medical plans, as agreed to by the parties. Under the stock purchase agreement, CNF has agreed to a three-year non-compete covenant that, subject to certain exceptions, will limit CNF’s annual air freight and ocean forwarding and/or customs brokerage revenues to $175 million through CNF’s 2007 fiscal year. CNF has also agreed to indemnify UPS against certain losses that UPS may incur after the closing of the sale with certain limitations. Any losses related to these indemnification obligations or any other costs, including any future cash expenditures, related to the sale that have not been estimated and recognized at this time will be recognized in future periods as an additional loss from disposal when and if incurred. For additional details, refer to the stock purchase agreement filed as an exhibit to CNF’s Form 8-K dated October 5, 2004 and the amendment to the stock purchase agreement filed as an exhibit to CNF’s Form 8-K dated December 21, 2004.

Disposition of MWF

Upon completion of the sale of MWF on December 19, 2004, CNF received cash consideration of $150 million, subject to certain post-closing adjustments, including adjustments for cash held by MWF at closing and MWF’s net working capital as of closing. In connection with the sale, CNF in 2004 recognized a fourth-quarter loss from disposal of $15.8 million (net of a $3.6 million tax benefit), as the adjusted carrying value of MWF exceeded the cash consideration, including amounts received at closing and expected to be received in the future. The third-quarter impairment charge and the fourth-quarter loss from disposal resulted in total sale-related charges of $276.3 million in 2004. Following settlement of the MWF cash balance in March 2005, CNF received cash of $29.4 million and recognized an additional first-quarter net loss from disposal of $9.8 million, primarily to recognize the difference between the actual cash received and CNF’s estimate of the cash position at December 31, 2004, and to accrue additional estimated transaction costs. In the remainder of 2005, CNF reported an $11.0 million net gain from additional adjustments in its estimated disposition loss, including a $9.0 million third-quarter net gain to recognize an increase in its estimate of deferred tax assets associated with employee benefit obligations retained by CNF, as more fully discussed below under “— Excluded Assets and Liabilities.”

CNF’s disposal of MWF generated a capital loss for tax purposes. Under current tax law, capital losses can only be used to offset capital gains. Since CNF did not forecast any significant taxable capital gains in the five-year tax carryforward period, the $40.8 million cumulative disposal-related tax benefit at December 31, 2004 was fully offset by a valuation allowance of an equal amount. In 2005, the cumulative disposal-related tax benefit and the associated valuation allowance declined to $30.0 million at December 31, 2005 due primarily to the third-quarter sale-related proceeds received from UPS and revisions to the tax effect of sale-related estimates, partially offset by the first-quarter disposal-related capital loss.

Excluded Assets and Liabilities

As described above, the stock purchase agreement excludes, and CNF has retained, the obligations related to MWF employees covered under certain CNF-sponsored employee benefit plans, including domestic pension, postretirement medical, and long-term disability plans that cover the noncontractual employees and former employees of both continuing operations as well as the discontinued Forwarding segment (collectively, the “CNF Benefit Plans”). Under the stock purchase agreement, UPS agreed to pay to CNF the estimated present value of CNF’s retained obligations related to MWF employees covered under CNF’s long-term disability and postretirement medical plans (the “Reimbursable Plans”). Accordingly, CNF in December 2004 recorded in Other Accounts Receivable a receivable for its estimate of the present value of the retained obligations of the Reimbursable Plans. Under an agreement reached in August 2005, UPS paid $79.0 million to CNF for the agreed-upon estimated present value of the retained obligations of the Reimbursable Plans. The carrying value of these obligations at December 31, 2005 was substantially equal to the cash reimbursement from UPS and the present value estimated by a third-party actuary as of CNF’s annual November 30 actuarial measurement date. Based on CNF’s intention to retain the obligation related to employees of MWF and EWA covered by the CNF Benefit Plans, the obligation is included in Employee Benefits of continuing operations in CNF’s Consolidated Balance Sheets at December 31, 2005 and 2004. The stock purchase agreement also excludes, and CNF has retained, the net prepaid benefit cost related to certain pension plans that cover only the former employees of the discontinued Forwarding segment (the “Forwarding Plans”). In CNF’s Consolidated Balance Sheets, the prepaid benefit cost related to the Forwarding Plans was reported in Assets of Discontinued Operations at December 31, 2004 and, based on CNF’s decision to retain these obligations and the completion of sale-related adjustments in 2005, was reclassified to Employee Benefits of continuing operations at December 31, 2005. Future changes in the carrying value of the retained obligations of the CNF Benefit Plans and the prepaid benefit cost of the Forwarding Plans will be recognized in future periods as income or loss of continuing operations.

EWA

The results of EWA relate to the cessation of its air-carrier operations in 2001 and to the termination of its Priority Mail contract with the USPS in 2000. In 2005, EWA recognized net losses of $9.0 million, due primarily to increases in the estimated exposure for litigation and restructuring-related obligations. EWA’s estimated loss reserves increased to $34.1 million at December 31, 2005 from $33.8 million at December 31, 2004 due primarily to the losses described above, partially offset by the cash settlement of restructuring-related obligations. EWA’s remaining loss reserves at December 31, 2005 were reported in Liabilities of Discontinued Operations and consisted mostly of CNF’s estimated exposure related to the labor matters described below, and other litigation-related losses, as more fully discussed in Note 11, “Commitments and Contingencies,” of Item 8, “Financial Statements and Supplementary Data.”

In connection with the cessation of its air-carrier operations in 2001, EWA terminated the employment of all of its pilots and crew members. Those pilots and crew members are represented by the Air Line Pilots Association (“ALPA”) union under a collective bargaining agreement. Subsequently, ALPA filed a grievance on behalf of the pilots and crew members protesting the cessation of EWA’s air-carrier operations and MWF’s use of other air carriers. The ALPA matters are the subject of litigation in U.S. District Court and, depending on the outcome of that litigation, may be subject to binding arbitration. Based on CNF’s current evaluation, management believes that it has provided for its estimated exposure related to the ALPA matters. However, there can be no assurance in this regard as CNF cannot predict with certainty the ultimate outcome of these matters.

Liquidity and Capital Resources

Cash and cash equivalents rose to $514.3 million at December 31, 2005 from $346.9 million at December 31, 2004, as $217.6 million of cash provided by operating activities and $179.3 million provided by investing activities exceeded $216.4 million used in financing activities. Cash provided by investing activities primarily reflects the net effect of a $284.0 million decrease in short-term marketable securities, $210.2 million of capital expenditures and $108.4 million in payments received from UPS in connection with the sale of MWF. The decline in short-term marketable securities brought the balance of those liquid investments to $202.4 million at December 31, 2005. Cash used in financing activities primarily reflects common stock repurchases of $149.1 million and debt repayment of $112.7 million.

CNF’s cash flows are summarized in the table below.

	2005	2004	2003
	(Dollars in thousands)

Operating Activities
Net income (loss)	$223,029	$(115,889)	$92,024
Discontinued operations	6,219	266,334	28,461
Non-cash adjustments(1)	138,939	138,106	140,439

	368,187	288,551	260,924
Changes in assets and liabilities
Receivables	(124,322)	(34,870)	(12,373)
Accounts payable and accrued liabilities, excluding accrued incentive compensation	29,460	43,289	(11,309)
Accrued incentive compensation	(20,077)	29,367	(27,876)
Income taxes	20,166	22,009	28,267
Employee benefits	(78,597)	(24,658)	(4,178)
Deferred charges and credits	27,496	67,081	17,415
Other	(4,757)	(11,144)	(24,693)

	(150,631)	91,074	(34,747)
Net Cash Provided by Operating Activities	217,556	379,625	226,177

Net Cash Provided by (Used in) Investing Activities	179,269	(224,273)	(303,436)

Net Cash Provided by (Used in) Financing Activities	(216,429)	175,479	(33,639)

Net Cash Provided by (Used in) Continuing Operations	180,396	330,831	(110,898)
Net Cash Provided by (Used in) Discontinued Operations	(12,959)	(22,117)	7,268

Increase (Decrease) in Cash and Cash Equivalents	$167,437	$308,714	$(103,630)

(1)	“Non-cash adjustments” refer to depreciation, amortization, deferred income taxes, provision for uncollectible accounts, equity in earnings of joint venture, and other non-cash gains and losses.

Continuing Operations

Operating Activities

Cash flow from operating activities in 2005 was $217.6 million, a $162.1 million decrease from 2004, as an increase in net income before non-cash items was more than offset by the net use of cash due to changes in assets and liabilities. Receivables in 2005 used $124.3 million on higher revenue and by an increase in the average collection period for Logistics’ receivables that was due in part to longer customer-negotiated payment terms and processing delays. The net use of cash from the decline in employee benefit liabilities for the years presented reflects the effect of defined benefit pension plan funding contributions of $126.5 million in 2005, $90.8 million in 2004 and $75.0 million in 2003, as described below under “ — Defined Benefit Pension Plans,” partially offset by expense accruals for CNF’s defined benefit plan obligations. Accrued incentive compensation decreased $20.1 million in 2005, while 2004 reflects a $29.4 million increase. In 2005 and 2004, expense accruals for incentive compensation were $68.6 million and $102.3 million, respectively, while incentive compensation payments in those years were $88.7 million and $72.9 million, respectively. Cash provided by changes in deferred charges and credits declined to $27.5 million in 2005 from $67.1 million provided in 2004 due primarily to $54.5 million of cash payments received in 2004 in connection with the liquidation of corporate-owned life insurance policies. In all years presented, cash provided by deferred charges and credits reflect variations in CNF’s affiliate payable to Vector, which is more fully discussed in Note 3, “Investment in Unconsolidated Joint Venture,” in Item 8, “Financial Statements and Supplementary Data.”

Operating cash flow in 2004 increased from 2003 by $153.4 million to $379.6 million. Higher operating cash flow in 2004 was due in part to an increase in net income before non-cash items, which in 2004 included a $276.3 million non-cash net loss from the disposal of MWF, and to asset and liability changes related to the liquidation of corporate-owned life insurance policies, accounts payable, and incentive compensation, partially offset by pension funding payments. Accrued incentive compensation increased in 2004 but declined in 2003 based on the timing of expense accruals and payments.

Investing Activities

Investing activities in 2005 provided $179.3 million compared to $224.3 million used in 2004. CNF received payments from UPS of $108.4 million in 2005 and $150.0 million in 2004, as more fully discussed below under “— Discontinued Operations.” In all periods presented, investing activities also reflect fluctuations in short-term marketable securities and capital expenditures. Investments in marketable securities decreased in 2005 by $284.0 million, primarily from the first-quarter conversion of auction-rate securities into cash and cash equivalents, while in 2004 and 2003, investments in marketable securities increased by $225.9 million and $169.4 million, respectively. Capital expenditures in 2005 increased $58.7 million from 2004 due substantially to expenditures at Con-Way, which increased to $197.6 million from $144.0 million in 2004 due largely to increased tractor and trailer acquisitions. Capital expenditures in 2004 increased $23.7 million from 2003, also due to increases at Con-Way.

Financing Activities

Financing activities used cash of $216.4 million in 2005 and provided cash of $175.5 million in 2004. In 2005, cash used in financing activities included $149.1 million used for the repurchase of common stock under CNF’s repurchase program described below. Financing activities in 2005 reflect the repayment at maturity on June 1 of the $100 million 7.35% Notes, while 2004 reflects the $292.6 million net issuance of 6.7% Senior Debentures and the $128.9 million redemption of 5% Convertible Debentures. Financing activities in all periods presented also reflect dividend payments and scheduled principal payments for the Thrift and Stock Plan notes guaranteed by CNF. Cash provided by the exercise of stock options increased to $76.1 million in 2005 from $56.1 million in 2004, and $6.4 million in 2003 due primarily to an increase in the market price for CNF’s common stock.

In January 2005, the Board of Directors authorized the repurchase of up to $300 million in CNF’s common stock from time to time during a two-year period in open-market purchases and privately negotiated transactions. In 2005, CNF used $149.1 million for the repurchase of common stock and currently estimates it will repurchase approximately $150 million of CNF’s common stock in 2006.

CNF has a $400 million revolving credit facility that matures on March 11, 2010. The $400 million revolving facility, which CNF entered into in March 2005, replaced a $385 million revolving credit facility. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to $400 million. At December 31, 2005 and 2004, no borrowings were outstanding under CNF’s revolving credit facility and, at December 31, 2005, $215.1 million of letters of credit were outstanding, leaving $184.9 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions to borrowing. The total letters of credit outstanding at December 31, 2005 provided collateral for CNF’s self-insurance programs. CNF had other uncommitted unsecured credit facilities totaling $35.0 million at December 31, 2005, which are available to support letters of credit, bank guarantees, and overdraft facilities; at that date, a total of $15.7 million of letters of credit was outstanding under these facilities. See “Other Matters — Forward-Looking Statements” below, and Note 5, “Debt and Other Financing Arrangements,” in Item 8, “Financial Statements and Supplementary Data,” for additional information concerning CNF’s $400 million credit facility and some of its other debt instruments.

Defined Benefit Pension Plans

As more fully discussed below under “Estimates and Critical Accounting Policies — Defined Benefit Pension Plans,” CNF periodically reviews the funded status of its defined benefit pension plans for non-contractual employees, and makes contributions from time to time as necessary to comply with the funding requirements of the Employee Retirement Income Security Act (“ERISA”). In determining the amount and timing of its pension contributions, CNF considers both the ERISA- and GAAP-based measurements of funded status as well as the tax deductibility of contributions. CNF contributed $126.5 million to its defined benefit pension plans in 2005 and currently estimates it will contribute $75 million in 2006. CNF made defined benefit pension plan contributions of $90.8 million in 2004 and $75.0 million in 2003.

Contractual Cash Obligations

The table below summarizes contractual cash obligations for CNF as of December 31, 2005. Some of the amounts in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, and other factors. Because of these estimates and assumptions, the actual future payments may vary from those reflected in the table. These contractual cash obligations are reflected in the Consolidated Balance Sheets, except for operating leases, purchase obligations, and interest on long-term debt and guarantees, which are disclosed as future obligations under GAAP.

		Payments Due by Period
					2011 &
	Total	2006	2007-2008	2009-2010	Thereafter
	(Dollars in thousands)

Long-Term Debt and Guarantees(1)	$1,246,181	$58,788	$124,548	$290,495	$772,350
Operating Leases	148,057	52,841	62,017	23,762	9,437
Purchase Obligations	18,096	18,096	—	—	—

Total	$1,412,334	$129,725	$186,565	$314,257	$781,787

(1)	A portion of the interest payable in 2006 is reflected in the Consolidated Balance Sheets. Refer to Note 4, “Accrued Liabilities,” of Item 8, “Financial Statements and Supplementary Data.”

As presented above, contractual obligations on long-term debt and guarantees represent principal and interest payments while contractual obligations for operating leases represent the payments under the lease arrangements. The purchase obligations represent non-cancelable agreements to purchase equipment for Con-Way’s operations. Certain liabilities, including those related to pension and postretirement benefit plans and self-insurance accruals, are reported in CNF’s Consolidated Balance Sheets but not reflected in the table above due to the absence of stated maturities. As described above, CNF currently estimates that it will contribute $75 million to its defined benefit pension plan in 2006, which is subject to variation based on changes in interest rates and asset returns.

As described above under “— Continuing Operations,” letters of credit of $215.1 million were outstanding at December 31, 2005. These letters of credit are generally required under self-insurance programs and do not represent additional liabilities as the underlying self-insurance accruals are already reflected on CNF’s Consolidated Balance Sheets.

In accordance with GAAP, CNF’s operating leases are not included in CNF’s Consolidated Balance Sheets. CNF’s operating leases were determined to provide economic benefits preferable to ownership based primarily on after-tax cash flows, financial and operating flexibility, and the effect on CNF’s capitalization. Under certain operating leases, Con-Way guarantees the residual value of tractors and trailers at the end of the lease term. At December 31, 2005, the residual value guaranteed under these lease agreements was $4.1 million. CNF recognizes a liability for any shortfall between the residual value guarantee and the equipment’s estimated fair value, which fluctuates depending on market conditions.

In 2006, CNF anticipates capital expenditures of approximately $395 million (including software expenditures), an increase from $218.6 million in 2005. The increased level of capital expenditures consist primarily of $127 million related to land and buildings, including approximately $27 million for improvements, and $141 million for the acquisition of additional tractor and trailer equipment for Con-Way’s regional carriers. Con-Way’s truckload business expects to add $67 million of additional tractor and trailer equipment. Subsequent to December 31, 2005, Con-Way entered into additional agreements to acquire $91.8 million of revenue equipment for delivery in 2006.

For further discussion, see Note 5, “Debt and Other Financing Arrangements,” and Note 6, “Leases,” included in Item 8, “Financial Statements and Supplementary Data.”

Other

CNF’s ratio of total debt to capital decreased to 39.6% at December 31, 2005 from 47.9% at December 31, 2004, due primarily to the increase in retained earnings resulting from net income earned in 2005 and the repayment in June of the $100 million 7.35% notes.

On February 1, 2006, Standard & Poor’s raised its rating on CNF’s senior unsecured debt to “BBB” from “BBB-.” In addition, Fitch Ratings initiated coverage of CNF on January 25, 2006 with a rating of “BBB.” Both agencies reported the rating outlook for CNF as “stable.”

Discontinued Operations

On December 19, 2004, CNF completed the sale of MWF to UPS for $150 million in cash, subject to adjustment for cash held by MWF at closing and the net working capital of MWF as of closing. In March 2005, CNF received $29.4 million from UPS for the reimbursable cash held by MWF at closing, with no adjustment for net working capital. UPS agreed to pay to CNF an amount equal to CNF’s retained obligations related to MWF employees covered under CNF’s long-term disability and postretirement medical plans. Accordingly, CNF in December 2004 recorded in Other Accounts Receivable a receivable for its estimate of the present value of these employee benefit obligations. Under agreement reached in August 2005, UPS paid $79.0 million to CNF for the agreed-upon present value of the employee benefit obligations retained by CNF. The payments from UPS are more fully discussed above under “Results of Operations — Discontinued Operations,” and are reported as sale-related proceeds under investing activities in CNF’s Statements of Consolidated Cash Flows.

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

Self-Insurance Accruals

CNF uses a combination of insurance and self-insurance programs to provide for the costs of medical, casualty, liability, vehicular, cargo, and workers’ compensation claims. In the measurement of these costs, CNF considers historical claims experience, medical costs, demographic and severity factors, and other assumptions. Self-insurance accruals are developed based on the estimated, undiscounted cost of claims, including those claims incurred but not reported as of the balance sheet date. The long-term portion of self-insurance accruals relates primarily to workers’ compensation and vehicular claims that are payable over several years. The actual costs may vary from estimates.

Income Taxes

In establishing its deferred income tax assets and liabilities, CNF makes judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to its operations. CNF records deferred tax assets and liabilities and periodically evaluates the need for a valuation allowance to reduce deferred tax assets to realizable amounts. The likelihood of a material change in CNF’s expected realization of these assets is dependent on future taxable income, future capital gains, its ability to use foreign tax credit carryforwards and carrybacks, final U.S. and foreign tax settlements, and the effectiveness of its tax planning strategies in the various relevant jurisdictions. CNF is also subject to examination of its income tax returns for multiple years by the IRS and other tax authorities. CNF periodically assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision and related accruals for income taxes.

Disposition and Restructuring Estimates

As more fully discussed under “Results of Operations — Discontinued Operations,” CNF’s management made significant estimates and assumptions in connection with the disposition of MWF in 2004. Actual results could differ from estimates, which could affect related amounts reported in the financial statements.

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

Defined Benefit Pension Plans

CNF has defined benefit pension plans that cover employees and former non-contractual employees in the United States. The amount recognized as pension expense and the accrued pension liability depend upon a number of assumptions and factors, the most significant being the discount rate used to measure the present value of pension obligations and the expected rate of return on plan assets. CNF assesses its plan assumptions for the discount rate, expected rate of return on plan assets, and other significant assumptions on a continuous basis, but concludes on those assumptions at the actuarial plan measurement date in November of each year. CNF’s most significant assumptions used in determining pension expense for the periods presented and for 2006 are summarized below.

	2006	2005	2004	2003
	(Dollars in thousands)

Weighted-average assumptions:
Discount rate	6.00%	6.25%	6.25%	6.75%
Expected long-term rate of return on plan assets	8.50%	8.50%	9.00%	9.00%

CNF adjusts its discount rate periodically by taking into account changes in high-quality corporate bond yields and the guidance of its outside actuaries. In determining the appropriate discount rate, CNF in 2004 began utilizing a bond model that incorporates expected cash flows of plan obligations. The bond model uses a selected portfolio of Moody’s Aa-or-better rated bonds with cash flows and maturities that match the projected benefit payments of CNF’s pension plans. CNF’s discount rate is equal to the yield on the portfolio of bonds, which will typically exceed the Moody’s Aa corporate bond index due to the long duration of expected benefit payments from CNF’s plan. If all other factors were held constant, a 0.25% decline in the discount rate would result in an estimated $7 million increase in 2006 annual pension expense.

CNF adjusts its expected rate of return on plan assets based on current market expectations and historical returns. The rate of return is based on an expected 20-year return on the current asset allocation and the effect of actively managing the plan, net of fees and expenses. Using year-end plan asset values, a 0.25% decline in the expected rate of return on plan assets would result in an estimated $2 million increase in 2006 annual pension expense.

Differences between the expected and actual rate of return on plan assets and/or changes in the discount rate may result in cumulative unrecognized actuarial losses. These unrecognized actuarial losses primarily reflect the declining discount rate and lower market returns in recent years. Although these amounts may be recovered in future periods through actuarial gains, any portion of the unrecognized actuarial loss outside of a corridor amount must be amortized and recognized as expense over the average service period for employees. Amortization of the unrecognized actuarial loss in 2005 declined $4 million from 2004, due primarily to a reduction in the difference between expected and actual returns on plan assets in 2004. In its determination of the plan obligation at

December 31, 2005 and of pension expense in 2006, CNF revised its mortality assumption for plan participants from one based on 1983 U.S. census data to one based on 2000 U.S. census data, which results in a longer-life assumption for plan participants.

CNF expects its defined benefit pension expense in 2006 will exceed expense in 2005 by approximately $6 million based on increases in service cost, interest cost, and amortization of the unrecognized actuarial loss, partially offset by a higher expected return on plan assets. The increase in service cost is due in part to the effect in 2006 of revised mortality assumptions while the increase in interest cost is due to the lower discount rate that increases the plan obligation. Despite unchanged expectations on the long-term rate of return on plan assets, CNF expects an increase in the return on plan assets in 2006 based on plan contributions that increase plan assets. Amortization of the unrecognized actuarial loss in 2006 will increase $4 million from 2005, based primarily on the higher unrecognized actuarial loss at December 31, 2005.

Under assumptions applied at the 2005 measurement date, the accumulated benefit obligation of certain CNF pension plans exceeded the fair value of plan assets. Accordingly, CNF recorded a minimum pension liability adjustment in Accumulated Other Comprehensive Loss of Shareholders’ Equity to recognize the shortfall between the fair value of the assets and the accumulated benefit obligation of these plans. At December 31, 2005, the cumulative additional minimum pension liability increased to $36.2 million (net of $23.1 million of tax benefits) from $14.7 million (net of $9.4 million of tax benefits) at December 31, 2004, due primarily to the remeasurement of the accumulated benefit obligation at a lower discount rate.

CNF periodically reviews the funded status of its defined benefit pension plans for non-contractual employees, and makes contributions from time to time as necessary to comply with the funding requirements of the Employee Retirement Income Security Act (“ERISA”). In determining the amount and timing of its pension contributions, CNF considers both the ERISA- and GAAP-based measurements of funded status as well as the tax deductibility of contributions. CNF contributed $126.5 million to its defined benefit pension plans in 2005 and currently estimates it will contribute $75 million in 2006, which is subject to variation based on changes in interest rates and asset returns. CNF made defined benefit pension plan contributions of $90.8 million in 2004 and $75.0 million in 2003.

Property, Plant and Equipment and Other Long-Lived Assets

In accounting for property, plant, and equipment, CNF makes estimates about the expected useful lives and the expected residual values of the assets, and the potential for impairment based on the fair values of the assets and the cash flows generated by these assets.

The depreciation of property, plant, and equipment over their estimated useful lives and the determination of any salvage value requires management to make judgments about future events. CNF periodically evaluates whether changes to estimated useful lives or salvage values are necessary to ensure these estimates accurately reflect the economic use of the assets. CNF’s periodic evaluation may result in changes in the estimated lives and/or salvage values used to depreciate its assets, which can affect the amount of periodic depreciation expense recognized and, ultimately, the gain or loss on the disposal of the asset.

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

New Accounting Standards

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

The effective date of SFAS 123R is as of the beginning of the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005, which for CNF is the first quarter of 2006. In the adoption of SFAS 123R, CNF has concluded that it will continue its use of the Black-Scholes model for estimating the fair value of stock option grants and will apply the modified prospective transition method to all past share-based awards outstanding and unvested as of the effective adoption date of January 1, 2006. Under the modified prospective transition method, CNF will recognize the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of the pro-forma disclosures presented in Note 1, “Principal Accounting Policies,” in Item 8, “Financial Statements and Supplementary Data.” The estimated annual compensation expense related to these unvested stock options in 2006 is approximately $0.07 per diluted common share. However, the calculation of total compensation expense for share-based awards after the effective date of SFAS 123R cannot be known at this time as it is affected by the number of future shares awarded, and it may be different from the calculation of pro-forma compensation expense under SFAS 123.

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

Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of those terms or other variations of those terms or comparable terminology or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data and methods that may be incorrect or imprecise and there can be no assurance that they will be realized. In that regard, the following factors, among others and in addition to the matters discussed elsewhere in this document and other reports and documents filed by CNF with the Securities and Exchange Commission, could cause actual results and other matters to differ materially from those discussed in such forward-looking statements:

•	changes in general business and economic conditions, including the global economy;

•	the creditworthiness of CNF’s customers and their ability to pay for services rendered;

•	increasing competition and pricing pressure;

•	changes in fuel prices or fuel surcharges;

•	the effects of the cessation of EWA’s air carrier operations;

•	the possibility that CNF may, from time to time, be required to record impairment charges for long-lived assets;

•	the possibility of defaults under CNF’s $400 million credit agreement and other debt instruments, and the possibility that CNF may be required to repay certain indebtedness in the event that the ratings assigned to its long-term senior debt by credit rating agencies are reduced;

•	labor matters, including the grievance by furloughed EWA pilots and crew members, labor organizing activities, work stoppages or strikes;

•	enforcement of and changes in governmental regulations, including the effects of new regulations issued by the Department of Homeland Security;

•	environmental and tax matters;

•	matters relating to CNF’s 1996 spin-off of CFC, including the possibility that CFC’s multi-employer pension plans may assert claims against CNF, that CNF may not prevail in those proceedings and may not have the financial resources necessary to satisfy amounts payable to those plans;

•	matters relating to the sale of MWF, including CNF’s obligation to indemnify UPS for certain losses in connection with the sale; and

•	matters relating to CNF’s defined benefit pension plans.

As a result of the foregoing, no assurance can be given as to future financial condition, results of operations, or cash flows. See Note 11, “Commitments and Contingencies” in Item 8, “Financial Statements and Supplementary Data.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CNF is exposed to a variety of market risks, including the effects of interest rates, fuel prices, and foreign currency exchange rates. CNF enters into derivative financial instruments only in circumstances that warrant the hedge of an underlying asset, liability or future cash flow against exposure to some form of interest rate, commodity, or currency-related risk. Additionally, the designated hedges should have high correlation to the underlying exposure such that fluctuations in the value of the derivatives offset reciprocal changes in the underlying exposure.

Interest Rates

CNF is subject to the effect of interest rate fluctuations on the fair value of its long-term debt. Based on the fixed interest rates and maturities of its long-term debt, fluctuations in market interest rates would not significantly affect operating results or cash flows, but may have a material effect on the fair value of long-term debt. The table below summarizes the carrying value of CNF’s fixed-rate long-term debt, the estimated fair value, and the effect of a 10% hypothetical change in interest rates on the estimated fair value. The estimated fair value is calculated as the net present value of principal and interest payments discounted at interest rates offered for debt with similar terms and maturities.

	December 31
	2005	2004
	(Dollars in thousands)

Carrying value	$596,502	$714,071
Estimated fair value	630,000	760,000
Change in estimated fair value given a hypothetical 10% change in interest rates	30,000	30,000

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

Fuel

CNF is exposed to the effects of changes in the availability and price of diesel fuel. Generally, fuel can be obtained from various sources and in the desired quantities. However, an inability to obtain fuel due to fuel shortages or any other reason could have a material adverse effect on CNF. CNF and its subsidiaries (primarily Con-Way) are subject to the risk of price fluctuations. Like other LTL carriers, Con-Way assesses many of its customers with a fuel surcharge. The fuel surcharge is a part of Con-Way’s overall rate structure for customers and is intended to compensate Con-Way for the adverse effects of higher fuel costs. As fuel prices have risen, the fuel surcharge has increased Con-Way’s yields and revenue, and Con-Way has more than recovered higher fuel costs and fuel-related increases in purchased transportation. At times, in the interest of its customers, Con-Way has temporarily capped the fuel surcharge at a fixed percentage. Following a sharp increase in fuel costs in the aftermath of hurricanes in the U.S., Con-Way imposed a temporary cap on its fuel surcharge in 2005 that was in effect from August 29 through October 24. CNF cannot predict the future movement of fuel prices, Con-Way’s ability to recover higher fuel costs through fuel surcharges, or the effect that changes in fuel surcharges may have on Con-Way’s overall rate structure. Con-Way’s operating income would likely be adversely affected by a rapid and significant decline in fuel prices as lower fuel surcharges would reduce Con-Way’s yield and revenue. Whether fuel prices increase, decrease, or remain constant, Con-Way’s operating income may be adversely affected if competitive pressures limited Con-Way’s ability to assess its fuel surcharges.

Foreign Currency

The assets and liabilities of CNF’s foreign subsidiaries are denominated in foreign currencies, which create exposure to changes in foreign currency exchange rates. However, the market risk related to foreign currency exchange rates is not material to CNF’s financial condition, results of operations, or cash flows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders CNF Inc.:

We have audited the accompanying consolidated balance sheets of CNF Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNF Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CNF Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

KPMG LLP

Portland, Oregon
March 13, 2006

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CNF Inc.
Consolidated Balance Sheets

	December 31,
	2005	2004
	(Dollars in thousands)

Assets
Current Assets
Cash and cash equivalents (Note 1)	$514,334	$346,897
Marketable securities (Note 1)	202,350	486,300
Trade accounts receivable, net (Note 1)	548,896	425,783
Other accounts receivable (Notes 1 and 2)	42,529	134,577
Operating supplies, at lower of average cost or market	19,069	16,665
Prepaid expenses	53,916	48,092
Deferred income taxes (Note 7)	49,812	51,453
Assets of discontinued operations (Note 2)	13,141	5,128

Total Current Assets	1,444,047	1,514,895

Property, Plant, and Equipment, at cost
Land	150,413	142,857
Buildings and leasehold improvements	649,941	618,698
Revenue equipment	778,958	677,499
Other equipment	219,545	210,102

	1,798,857	1,649,156
Accumulated depreciation and amortization	(847,315)	(789,835)

Net Property and Equipment	951,542	859,321

Other Assets
Deferred charges and other assets (Note 3)	40,691	56,618
Capitalized software, net (Note 1)	44,292	50,347
Assets of discontinued operations (Note 2)	—	15,220

	84,983	122,185

Total Assets	$2,480,572	$2,496,401

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CNF Inc.
Consolidated Balance Sheets

	December 31,
	2005	2004
	(Dollars in thousands
	except per share data)

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$276,097	$252,867
Accrued liabilities (Note 4)	214,883	226,437
Self-insurance accruals (Note 1)	91,354	86,095
Current maturities of long-term debt (Note 5)	15,033	112,727
Liabilities of discontinued operations (Note 2)	34,129	34,705

Total current liabilities	631,496	712,831
Long-Term Liabilities
Long-term debt and guarantees (Note 5)	581,469	601,344
Self-insurance accruals (Note 1)	102,416	102,512
Employee benefits (Note 9)	212,824	245,989
Other liabilities and deferred credits	18,714	20,296
Deferred income taxes (Note 7)	22,735	29,200
Liabilities of discontinued operations (Note 2)	—	6,862

Total Liabilities	1,569,654	1,719,034

Commitments and Contingencies (Notes 2, 5, 6 and 11)
Shareholders’ Equity (Note 8)
Preferred stock, no par value; authorized 5,000,000 shares:
Series B, 8.5% cumulative, convertible, $.01 stated value; designated 1,100,000 shares; issued 641,359 and 742,995 shares, respectively	6	7
Additional paid-in capital, preferred stock	97,544	113,002
Deferred compensation, Thrift and Stock Plan (Note 9)	(40,628)	(49,117)

Total Preferred Shareholders’ Equity	56,922	63,892

Common stock, $.625 par value; authorized 100,000,000 shares; issued 61,204,263 and 58,544,254 shares, respectively	38,253	36,590
Additional paid-in capital, common stock	528,743	429,134
Retained earnings	620,565	426,300
Deferred compensation, restricted stock (Note 10)	(3,078)	(5,744)
Cost of repurchased common stock (8,928,008 and 6,364,868 shares, respectively)	(293,380)	(157,069)

Total Common Shareholders’ Equity	891,103	729,211

Accumulated Other Comprehensive Loss (Note 8)	(37,107)	(15,736)

Total Shareholders’ Equity	910,918	777,367

Total Liabilities and Shareholders’ Equity	$2,480,572	$2,496,401

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CNF Inc.

Statements of Consolidated Operations

	Years ended December 31,
	2005	2004	2003
	(Dollars in thousands except per share data)

Revenues	$4,169,590	$3,712,379	$3,226,966

Costs and Expenses
Operating expenses (Note 3)	3,349,972	3,014,143	2,606,230
Selling, general and administrative expenses	335,671	311,644	294,744
Depreciation	113,205	102,425	101,044

	3,798,848	3,428,212	3,002,018

Operating Income	370,742	284,167	224,948

Other Income (Expense)
Investment income	22,730	7,485	2,527
Interest expense	(37,501)	(39,695)	(29,597)
Miscellaneous, net	(4,850)	(5,134)	(361)

	(19,621)	(37,344)	(27,431)

Income from Continuing Operations Before Income Tax Provision	351,121	246,823	197,517
Income Tax Provision (Note 7)	121,873	96,378	77,032

Income from Continuing Operations	229,248	150,445	120,485

Discontinued Operations, net of tax (Note 2)
Loss from Disposal	(6,219)	(278,749)	—
Income (Loss) from Discontinued Operations	—	12,415	(28,461)

	(6,219)	(266,334)	(28,461)

Net Income (Loss)	223,029	(115,889)	92,024
Preferred Stock Dividends	7,728	8,239	8,239

Net Income (Loss) Applicable to Common Shareholders	$215,301	$(124,128)	$83,785

Weighted-Average Common Shares Outstanding (Note 1)
Basic	52,192,539	50,455,006	49,537,945
Diluted	56,213,049	56,452,629	56,725,667
Earnings (Loss) Per Common Share (Note 1)
Basic Net Income from Continuing Operations	$4.24	$2.82	$2.27
Loss from Disposal, net of tax	(0.11)	(5.53)	—
Income (Loss) from Discontinued Operations, net of tax	—	0.25	(0.58)

Net Income (Loss) Applicable to Common Shareholders	$4.13	$(2.46)	$1.69

Diluted Net Income from Continuing Operations	$3.96	$2.57	$2.07
Loss from Disposal, net of tax	(0.11)	(4.94)	—
Income (Loss) from Discontinued Operations, net of tax	—	0.22	(0.50)

Net Income (Loss) Applicable to Common Shareholders	$3.85	$(2.15)	$1.57

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CNF Inc.

Statements of Consolidated Cash Flows

	Years ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Cash and Cash Equivalents, Beginning of Year	$346,897	$38,183	$141,813

Operating Activities
Net income (loss)	223,029	(115,889)	92,024
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations, net of tax	6,219	266,334	28,461
Depreciation and amortization, net of accretion	123,762	115,096	113,417
Increase in deferred income taxes	16,543	22,528	27,052
Amortization of deferred compensation	10,520	13,244	9,376
Provision for uncollectible accounts	4,814	5,103	5,425
Equity in earnings of joint venture	(16,061)	(18,253)	(20,718)
Loss (Gain) on sales of property and equipment, net	(639)	88	2,182
Loss from equity ventures	—	300	3,705
Changes in assets and liabilities:
Receivables	(124,322)	(34,870)	(12,373)
Prepaid expenses	(5,824)	(2,978)	(10,472)
Accounts payable	27,414	42,372	(18,812)
Accrued incentive compensation	(20,077)	29,367	(27,876)
Accrued liabilities, excluding accrued incentive compensation	2,046	917	7,503
Self-insurance accruals	3,861	(2,956)	(25,654)
Income taxes	20,166	22,009	28,267
Employee benefits	(78,597)	(24,658)	(4,178)
Deferred charges and credits	27,496	67,081	17,415
Other	(2,794)	(5,210)	11,433

Net Cash Provided by Operating Activities	217,556	379,625	226,177

Investing Activities
Capital expenditures	(210,186)	(151,460)	(127,763)
Software expenditures	(8,377)	(10,960)	(12,442)
Proceeds from sales of property and equipment, net	5,516	14,007	6,209
Proceeds from sale of discontinued operations	108,366	150,000	—
Net decrease (increase) in marketable securities	283,950	(225,860)	(169,440)

Net Cash Provided by (Used in) Investing Activities	179,269	(224,273)	(303,436)

Financing Activities
Net proceeds from issuance of long-term debt	—	292,587	2,156
Repayment of long-term debt and guarantees	(112,730)	(142,925)	(12,142)
Proceeds from exercise of stock options	76,054	56,081	6,389
Payments of common dividends	(21,036)	(20,323)	(19,850)
Payments of preferred dividends	(9,664)	(9,941)	(10,192)
Repurchases of common stock	(149,053)	—	—

Net Cash Provided by (Used in) Financing Activities	(216,429)	175,479	(33,639)

Net Cash Provided by (Used in) Continuing Operations	180,396	330,831	(110,898)

Discontinued Operations (Revised — See Note 1)
Net Cash Provided by (Used in) Operating Activities	(12,959)	(17,417)	5,151
Net Cash Provided by (Used In) Investing Activities	—	(4,538)	7,074
Net Cash Used in Financing Activities	—	(162)	(4,957)

Net Cash Provided by (Used in) Discontinued Operations	(12,959)	(22,117)	7,268

Increase (Decrease) in Cash and Cash Equivalents	167,437	308,714	(103,630)

Cash and Cash Equivalents, End of Year	$514,334	$346,897	$38,183

Supplemental Disclosure
Cash Paid (Refunded) for income taxes, net	$80,893	$59,797	$(14,548)

Cash Paid for interest of continuing operations, net of amounts capitalized	$46,987	$37,267	$29,210

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CNF INC.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

									Accumulated
	Preferred Stock Series B		Common Stock		Additional			Repurchased	Other
	Number of		Number of		Paid-in	Deferred	Retained	Common	Comprehensive	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Stock	Income (Loss)	Income (Loss)
	(Dollars in thousands except per share data)

Balance, December 31, 2002	784,007	$8	56,046,790	$35,029	$464,293	$(69,433)	$506,816	$(161,841)	$(56,874)

Net income	—	—	—	—	—	—	92,024	—	—	$92,024

Other comprehensive income:

Unrealized gain on marketable securities, net of deferred tax of $1,307	—	—	—	—	—	—	—	—	2,044	2,044

Foreign currency translation adjustment (Note 1)	—	—	—	—	—	—	—	—	6,509	6,509

Change in fair value of cash flow hedges, net of deferred tax of $252	—	—	—	—	—	—	—	—	394	394

Minimum pension liability adjustment, net of deferred tax of $7,036	—	—	—	—	—	—	—	—	11,004	11,004

Comprehensive income										$111,975

Exercise of stock options, including tax benefits of $1,120	—	—	276,206	172	7,336	—	—	—	—

Stock-based compensation	—	—	113,985	72	3,752	(2,478)	—	34	—

TASP deferred compensation	—	—	—	—	—	8,036	—	—	—

Repurchased common stock issued for conversion of preferred stock	(20,333)	—	—	—	(2,534)	—	—	2,534	—

Common dividends declared ($.40 per share)	—	—	—	—	—	—	(19,850)	—	—

Series B, Preferred dividends ($12.93 per share), net of tax benefits of $1,833	—	—	—	—	—	—	(8,239)	—	—

Balance, December 31, 2003	763,674	8	56,436,981	35,273	472,847	(63,875)	570,751	(159,273)	(36,923)

Net loss	—	—	—	—	—	—	(115,889)	—	—	$(115,889)

Other comprehensive income (loss):

Unrealized gain on marketable securities, net of deferred tax of $1,307	—	—	—	—	—	—	—	—	(2,044)	(2,044)

Foreign currency translation adjustment (Note 1)	—	—	—	—	—	—	—	—	18,283	18,283

Minimum pension liability adjustment, net of deferred tax of $3,163	—	—	—	—	—	—	—	—	4,948	4,948

Comprehensive loss										$(94,702)

Exercise of stock options, including tax benefits of $12,647	—	—	2,080,380	1,300	67,429	—	—	—	—

Stock-based compensation	—	—	26,893	17	4,262	444	—	(198)	—

TASP deferred compensation	—	—	—	—	—	8,570	—	—	—

Repurchased common stock issued for conversion of preferred stock	(20,679)	(1)	—	—	(2,402)	—	—	2,402	—

Common dividends declared ($.40 per share)	—	—	—	—	—	—	(20,323)	—	—

Series B, Preferred dividends ($12.93 per share), net of tax benefits of $1,558	—	—	—	—	—	—	(8,239)	—	—

Balance, December 31, 2004	742,995	7	58,544,254	36,590	542,136	(54,861)	426,300	(157,069)	(15,736)

Net income	—	—	—	—	—	—	223,029	—	—	$223,029

Other comprehensive income (loss):

Foreign currency translation adjustment (Note 1)	—	—	—	—	—	—	—	—	124	124

Minimum pension liability adjustment, net of deferred tax of $13,742	—	—	—	—	—	—	—	—	(21,495)	(21,495)

Comprehensive income										$201,658

Exercise of stock options, including tax benefits of $22,490	—	—	2,688,272	1,680	96,864	—	—	—	—

Stock-based compensation	—	—	(28,263)	(17)	62	2,666	—	(33)	—

TASP deferred compensation	—	—	—	—	—	8,489	—	—	—

Repurchased common stock issued for conversion of preferred stock	(101,636)	(1)	—	—	(12,775)	—	—	12,775	—

Treasury stock repurchases	—	—	—					(149,053)

Common dividends declared ($.40 per share)	—	—	—	—	—	—	(21,036)	—	—

Series B, Preferred dividends ($12.93 per share), net of tax benefits of $1,386	—	—	—	—	—	—	(7,728)	—	—

Balance, December 31, 2005	641,359	$6	61,204,263	$38,253	$626,287	$(43,706)	$620,565	$(293,380)	$(37,107)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CNF Inc.

Notes to Consolidated Financial Statements

1.	Principal Accounting Policies

Organization:  CNF Inc. and its subsidiaries provide transportation, logistics, and supply chain management services for a wide range of manufacturing, industrial, and retail customers. For financial reporting purposes, CNF is divided into three reporting segments: Con-Way, Menlo Worldwide, and CNF Other.

Con-Way provides regional next-day, second-day, and transcontinental freight trucking throughout the U.S., Canada, Puerto Rico and Mexico, as well as expedited transportation, freight forwarding, and truckload brokerage services.

Menlo Worldwide includes the operating results of Logistics and Vector. Logistics develops contract logistics solutions, including the management of complex distribution networks and supply chain engineering and consulting. Vector serves as the lead logistics manager for GM and provides logistics services to other customers to a lesser degree.

The CNF Other reporting segment includes the operating results of Road Systems, a trailer manufacturer, and certain corporate activities.

In December 2004, CNF completed the sale of MWF. As a result, for all periods presented, the results of operations, net liabilities, and cash flows of the Forwarding segment have been segregated and reported as discontinued operations, as more fully discussed in Note 2, “Discontinued Operations.”

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

Revenue from logistics contracts is recognized in accordance with contractual terms as services are provided. Revenue is recorded on a gross basis, without deducting third-party purchased transportation costs, on contracts for which Logistics acts as a principal with substantial risks and rewards of ownership. Revenue is recorded on a net basis, after deducting purchased transportation costs, on contracts for which Logistics acts as an agent without substantial risks and rewards of ownership.

Cash Equivalents and Marketable Securities:  Cash and cash equivalents consist of short-term interest-bearing instruments with maturities of three months or less at the date of purchase. At December 31, 2005 and 2004, cash-equivalent investments of $496,800,000 and $287,995,000, respectively, consisted primarily of commercial paper and certificates of deposit. The carrying amount of these cash-equivalent securities approximates fair value.

Marketable securities consist primarily of short-term available-for-sale auction-rate securities and variable-rate demand notes. Auction-rate securities and variable-rate demand notes have contractual maturities of greater than three months at the date of purchase; however, the securities have interest or dividend rates that reset every 7 to 35 days and can generally be liquidated quickly. Realized and unrealized gains and losses on auction-rate securities and variable-rate demand notes were not material for the periods presented, and there were no material differences between the estimated fair values and the carrying values of the securities as of the dates presented.

Trade Accounts Receivable, Net:  CNF and its subsidiaries report accounts receivable at net realizable value and provide an allowance for uncollectible accounts when collection is considered doubtful. Con-Way provides for uncollectible accounts based on various judgments and assumptions, including revenue levels, historical loss experience, and composition of outstanding accounts receivable. Logistics, based on the size and nature of its client base, performs a frequent and periodic evaluation of its customers’ creditworthiness and accounts receivable portfolio and recognizes expense from uncollectible accounts when losses are both probable and reasonably estimable. Trade accounts receivable are net of allowances of $7,056,000 and $6,616,000 at December 31, 2005 and 2004, respectively.

Property, Plant and Equipment:  Property, plant and equipment are depreciated primarily on a straight-line basis over their estimated useful lives, which are generally 25 years for buildings and improvements, 5 to 12 years for revenue equipment, and 3 to 10 years for most other equipment. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the useful lives of the assets.

Expenditures for equipment maintenance and repairs are charged to operating expenses as incurred; betterments are capitalized. Gains (losses) on sales of equipment and property are recorded in operating expenses.

Capitalized Software:  Capitalized software, net, consists of certain direct internal and external costs associated with the development of internal-use software. Amortization of capitalized software is computed on an item-by-item basis over a period of 3 to 10 years, depending on the estimated useful life of the software. Amortization expense related to capitalized software was $14,432,000 in 2005, $15,259,000 in 2004, and $15,666,000 in 2003. Accumulated amortization at December 31, 2005 and 2004 was $85,575,000 and $71,503,000, respectively.

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

Prior to the write-down of goodwill described below, CNF tested the recoverability of goodwill on an annual basis in the fourth quarter and between annual tests in certain circumstances. CNF utilized a third-party valuation consultant to perform the impairment test of goodwill associated with the Forwarding reporting segment as of December 31, 2003 based on a fair-value approach. Based on the annual impairment test in the fourth quarter of 2003, which assumed improving cash flows, CNF was not required to record a charge for goodwill impairment.

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

Income Taxes:  Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. CNF uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate to be in effect when the taxes are paid. At December 31, 2005 and 2004, income tax receivables of $31.5 million and $26.6 million, respectively, were included in Other Accounts Receivable in CNF’s Consolidated Balance Sheets.

Self-Insurance Accruals:  CNF uses a combination of insurance and self-insurance programs to provide for the costs of medical, casualty, liability, vehicular, cargo, and workers’ compensation claims. In the measurement of these costs, CNF considers historical claims experience, medical costs, demographic and severity factors, and other assumptions. Self-insurance accruals are developed based on the estimated, undiscounted cost of claims, including those claims incurred but not reported as of the balance sheet date. The long-term portion of self-insurance accruals relates primarily to workers’ compensation and vehicular claims that are payable over several years. The actual costs may vary from estimates.

CNF participates in a reinsurance pool to reinsure a portion of its workers’ compensation and vehicular liabilities. Each participant in the pool cedes claims to the pool and assumes an equivalent amount of claims. Reinsurance does not relieve CNF of its liabilities under the original policy. However, in the opinion of management, potential exposure to CNF for non-payment is minimal. At December 31, 2005 and 2004, CNF had recorded a liability related to assumed claims of $18.7 million and $24.1 million, respectively, and had recorded a receivable from the reinsurance pool of $14.0 million and $16.6 million, respectively. CNF recognized operating income of $1.6 million in 2005 and operating expense of $0.6 million and $4.1 million in 2004 and 2003, respectively, in connection with its participation in the reinsurance pool.

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

Earnings (Loss) Per Share (EPS):  Basic EPS for continuing operations is computed by dividing reported net income (loss) from continuing operations (after preferred stock dividends) by the weighted-average common shares outstanding. Diluted EPS is calculated as follows:

	Years ended December 31,
	2005	2004	2003
	(Dollars in thousands except per share data)

Numerator:
Continuing operations (after preferred stock dividends), as reported	$221,520	$142,206	$112,246
Add-backs:
Dividends on Series B preferred stock, net of replacement funding	1,156	1,337	1,379
Interest expense on convertible subordinated debentures, net of trust dividend income	—	1,590	3,816

Continuing operations	222,676	145,133	117,441

Discontinued operations	(6,219)	(266,334)	(28,461)

Applicable to common shareholders	$216,457	$(121,201)	$88,980

Denominator:
Weighted-average common shares outstanding	52,192,539	50,455,006	49,537,945
Stock options and restricted stock	1,000,988	1,197,519	467,340
Series B preferred stock	3,019,522	3,498,021	3,595,382
Convertible subordinated debentures	—	1,302,083	3,125,000

	56,213,049	56,452,629	56,725,667

Earnings (Loss) per Diluted Share:
Continuing operations	$3.96	$2.57	$2.07
Discontinued operations	(0.11)	(4.72)	(0.50)

Applicable to common shareholders	$3.85	$(2.15)	$1.57

In 2004, diluted shares reflect the effect of CNF’s redemption in June 2004 of its convertible subordinated debentures.

Derivative Instruments and Hedging Activities:  CNF is exposed to a variety of market risks, including the effects of interest rates, commodity prices, and foreign currency exchange rates. CNF enters into derivative financial instruments only in circumstances that warrant the hedge of an underlying asset, liability, or future cash flow against exposure to the related risk. Additionally, the designated hedges should have high correlation to the underlying exposure such that fluctuations in the value of the derivatives offset reciprocal changes in the underlying exposure. As more fully discussed in Note 5, “Debt and Other Financing Arrangements,” CNF in December 2002 terminated four interest rate swap derivatives designated as fair value hedges of fixed-rate long-term debt. Except for the effect of these terminated interest rate swaps, derivative financial instruments did not have a material effect on CNF’s financial condition, results of operations, or cash flows.

Stock-Based Compensation:  As described in Note 10, “Stock-Based Compensation,” employees and non-employee directors have been granted options under CNF’s stock option plans to purchase common stock of CNF at prices equal to the market value of the stock on the date of grant. CNF accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, no compensation expense is recognized for fixed-option plans because the exercise prices of employee stock options equal the market prices of the underlying stock on the dates of grant.

The table below sets forth the effect on net income (loss) and earnings (loss) per share if CNF had applied the fair-value based method and recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based compensation. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably over the vesting periods. The actual value ultimately realized by the employee may be significantly different because the estimated value is determined as of the grant date.

	Years ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share data)

Net income (loss) applicable to common shareholders, as reported	$215,301	$(124,128)	$83,785
Stock-based compensation cost included in reported income, net of related tax effects	1,239	2,852	817
Additional compensation cost, net of tax, that would have been included in net income (loss) if the fair-value method had been applied	(5,931)	(11,476)	(9,631)

Pro forma net income (loss) as if the fair-value method had been applied	$210,609	$(132,752)	$74,971

Earnings (loss) per share
Basic:
As reported	$4.13	$(2.46)	$1.69

Pro forma	$4.04	$(2.63)	$1.51

Diluted:
As reported	$3.85	$(2.15)	$1.57

Pro forma	$3.77	$(2.30)	$1.41

New Accounting Standards:  In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS 123 that supersedes APB 25 and its related implementation guidance. SFAS 123R eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions) over the period during which an employee is required to provide service in exchange for the award.

SFAS 123R also amends FASB Statement No. 95, “Statement of Cash Flows,” to require that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as financing cash flows, rather than as a reduction of taxes paid. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date.

The effective date of SFAS 123R is as of the beginning of the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005, which for CNF is the first quarter of 2006. In the adoption of

SFAS 123R, CNF has concluded that it will continue its use of the Black-Scholes model for estimating the fair value of stock options granted and will apply the modified prospective transition method to all past share-based awards outstanding and unvested as of the effective adoption date of January 1, 2006. Under the modified prospective transition method, CNF will recognize the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of the pro-forma disclosures presented above. The estimated annual compensation expense related to these unvested stock options in 2006 is approximately $0.07 per diluted common share. However, the calculation of total compensation expense for share-based awards after the effective date of SFAS 123R cannot be known at this time as it is affected by the number of future shares awarded, and it may be different from the calculation of pro-forma compensation expense under SFAS 123, as presented in the table above.

Estimates:  Management makes estimates and assumptions when preparing the financial statements in conformity with accounting principles generally accepted in the U.S. These estimates and assumptions affect the amounts reported in the accompanying financial statements and notes. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available. It is reasonably possible that actual results could materially differ from estimates, including those related to accounts receivable allowances, impairment of goodwill and long-lived assets, depreciation, income tax liabilities, self-insurance accruals, pension plan obligations, contingencies, and assets and liabilities recognized in connection with restructurings and dispositions.

Reclassification and Revisions:  Certain amounts in the prior-period financial statements have been reclassified or revised to conform to the current-period presentation.

In 2005, for all periods presented, CNF has separately disclosed the operating, investing, and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported as a single amount.

In 2005, for all periods presented, CNF has reclassified certain costs from selling, general, and administrative expenses to operating expenses. For 2004 and 2003, costs of $60.5 million and $56.8 million that were reported in prior periods as selling, general, and administrative expenses are more appropriately classified in the accompanying financial statements as operating expenses.

In 2005, the classification of variable-rate demand notes in the 2004 financial statements was revised to conform to the current-period presentation. Previously, investments in variable-rate demand notes were recorded in cash and cash equivalents rather than marketable securities, based on provisions that allowed CNF to quickly liquidate those securities. However, based on remaining contractual maturities that exceed three months, CNF in 2005 classified these investments as short-term marketable securities. In CNF’s Consolidated Balance Sheets at December 31, 2005, $81.3 million of variable-rate demand notes were classified as short-term marketable securities, and at December 31, 2004, the revised classification of these securities decreased cash and cash equivalents by $40.0 million and increased marketable securities in an equal amount. In CNF’s Consolidated Cash Flows for 2004, the revised classification increased the net cash used in investing activities by $40.0 million, while 2003 was not affected.

2.	Discontinued Operations

Discontinued operations in the periods presented relate to the sale of MWF, to the shut-down of EWA and its terminated Priority Mail contract with the U.S. Postal Service (“USPS”), and to the spin-off of Consolidated Freightways Corporation (“CFC”). The results of operations, net liabilities, and cash flows of discontinued operations have been segregated from continuing operations, except where otherwise noted.

As required by EITF 87-24, “Allocation of Interest to Discontinued Operations,” for periods prior to the disposition of MWF in 2004, continuing operations has been allocated general corporate overhead charges that were previously allocated to the discontinued Forwarding segment. These corporate overhead charges of $16.9 million in 2004 and $14.0 million in 2003 were allocated from discontinued operations to Con-Way and Logistics based on segment revenue and capital employed.

Results of discontinued operations are summarized below:

	Years Ended December 31 ,
	2005	2004	2003
	(Dollars in thousands)

Menlo Worldwide Forwarding
Revenues	$—	$2,189,791	$1,886,048
Income (Loss) from Discontinued Operations
Income (loss) before income taxes	—	1,501	(41,501)
Income tax benefit	—	10,914	13,040

	$—	$12,415	$(28,461)

Income (Loss) from Disposal, net of tax
Menlo Worldwide Forwarding	$1,247	$(276,309)	$—
CFC	1,560	(2,440)	—
EWA	(9,026)	—	—

	$(6,219)	$(278,749)	$—

The assets and liabilities of discontinued operations, which are presented in the Consolidated Balance Sheets under the captions “Assets (or Liabilities) of Discontinued Operations,” consisted of the following:

	December 31,
	2005	2004
	(Dollars in thousands)

Assets
Deferred income taxes	$13,141	$5,128
Prepaid employee benefits and long-lived assets	—	15,220

Total Assets	13,141	20,348

Liabilities
Accounts payable and accrued liabilities	34,129	34,705
Long-term liabilities	—	6,862

Total Liabilities	34,129	41,567

Net Liabilities	$20,988	$21,219

Impairment Charge

On October 5, 2004, CNF and Menlo Worldwide, LLC (“MW”) entered into a stock purchase agreement with UPS to sell all of the issued and outstanding capital stock of MWF. CNF completed the sale on December 19, 2004, as more fully discussed below. Although the stock purchase agreement was entered into on October 5, 2004, decisions by CNF’s management and its Board of Directors and the third-quarter sale negotiations with UPS established CNF’s commitment to sell MWF as of September 30, 2004. In the process of evaluating several strategic alternatives for Menlo Worldwide’s Forwarding segment, CNF was approached by UPS in the third quarter of 2004 with interest in acquiring MWF. Accordingly, in the third quarter of 2004, CNF classified MWF as held for sale and recognized a $260.5 million impairment charge to write down the recorded book value of MWF to its anticipated selling price, less costs to sell. The impairment charge was based on the agreement to sell MWF, as described below, and primarily represents the estimated write-down to the fair value of MWF’s goodwill and long-lived assets, including MWF’s accumulated foreign currency translation adjustment, as well as estimated selling costs.

Stock Purchase Agreement

The stock purchase agreement excludes certain assets and liabilities of MWF and includes certain assets and liabilities of CNF or its subsidiaries related to the business conducted by MWF. Among the assets and liabilities so excluded are those related to EWA, and the obligation related to MWF employees covered under CNF’s domestic pension, postretirement medical and long-term disability plans. Under the agreement, UPS agreed to pay to CNF an amount equal to MWF’s cash position as of December 31, 2004, and to pay the estimated present value of CNF’s retained obligations related to MWF employees covered under CNF’s long-term disability and postretirement medical plans, as agreed to by the parties. Under the stock purchase agreement, CNF has agreed to a three-year non-compete covenant that, subject to certain exceptions, will limit CNF’s annual air freight and ocean forwarding and/or customs brokerage revenues to $175 million through CNF’s 2007 fiscal year. CNF has also agreed to indemnify UPS against certain losses that UPS may incur after the closing of the sale with certain limitations. Any losses related to these indemnification obligations or any other costs, including any future cash expenditures, related to the sale that have not been estimated and recognized at this time will be recognized in future periods as an additional loss from disposal when and if incurred.

Disposition of MWF

Upon completion of the sale of MWF on December 19, 2004, CNF received cash consideration of $150 million, subject to certain post-closing adjustments, including adjustments for cash held by MWF at closing and MWF’s net working capital as of closing. In connection with the sale, CNF in 2004 recognized a fourth-quarter loss from disposal of $15.8 million (net of a $3.6 million tax benefit), as the adjusted carrying value of MWF exceeded the cash consideration, including amounts received at closing and expected to be received in the future. The third-quarter impairment charge and the fourth-quarter loss from disposal resulted in total sale-related charges of $276.3 million in 2004. Following settlement of the MWF cash balance in March 2005, CNF received cash of $29.4 million and recognized an additional first-quarter net loss from disposal of $9.8 million, primarily to recognize the difference between the actual cash received and CNF’s estimate of the cash position at December 31, 2004, and to accrue additional estimated transaction costs. In the remainder of 2005, CNF reported an $11.0 million net gain from additional adjustments in its estimated disposition loss, including a $9.0 million third-quarter net gain to recognize an increase in its estimate of deferred tax assets associated with employee benefit obligations retained by CNF, as more fully discussed below under “— Excluded Assets and Liabilities.”

CNF’s disposal of MWF generated a capital loss for tax purposes. Under current tax law, capital losses can only be used to offset capital gains. Since CNF did not forecast any significant taxable capital gains in the five-year tax carryforward period, the $40.8 million cumulative disposal-related tax benefit at December 31, 2004 was fully offset by a valuation allowance of an equal amount. In 2005, the cumulative disposal-related tax benefit and the associated valuation allowance declined to $30.0 million at December 31, 2005 due primarily to the third-quarter sale-related proceeds received from UPS and revisions to the tax effect of sale-related estimates, partially offset by the first-quarter disposal-related capital loss.

Excluded Assets and Liabilities

As described above, the stock purchase agreement excludes, and CNF has retained, the obligations related to MWF employees covered under certain CNF-sponsored employee benefit plans, including domestic pension, postretirement medical, and long-term disability plans that cover the noncontractual employees and former employees of both continuing operations as well as the discontinued Forwarding segment (collectively, the “CNF Benefit Plans”). Under the stock purchase agreement, UPS agreed to pay to CNF the estimated present value of CNF’s retained obligations related to MWF employees covered under CNF’s long-term disability and postretirement medical plans (the “Reimbursable Plans”). Accordingly, CNF in December 2004 recorded in Other Accounts Receivable a receivable for its estimate of the present value of the retained obligations of the Reimbursable Plans. Under an agreement reached in August 2005, UPS paid $79.0 million to CNF for the agreed-upon estimated present value of the retained obligations of the Reimbursable Plans. The carrying value of these obligations at December 31, 2005 was substantially equal to the cash reimbursement from UPS and the present value estimated by a third-party actuary as of CNF’s annual November 30 actuarial measurement date. Based on CNF’s intention to retain the obligation related to employees of MWF and EWA covered by the CNF Benefit Plans, the obligation is included in Employee Benefits of continuing operations in CNF’s Consolidated Balance Sheets at December 31, 2005 and 2004. The stock purchase agreement also excludes, and CNF has retained, the net prepaid benefit cost related to certain pension plans that cover only the former employees of the discontinued Forwarding segment (the “Forwarding Plans”). In CNF’s Consolidated Balance Sheets, the prepaid benefit cost related to the Forwarding Plans was reported in Assets of Discontinued Operations at December 31, 2004 and, based on CNF’s decision to retain these obligations and the completion of sale-related adjustments in 2005, was reclassified to Employee Benefits of continuing operations at December 31, 2005. Future changes in the carrying value of the retained obligations of the CNF Benefit Plans and the prepaid benefit cost of the Forwarding Plans will be recognized in future periods as income or loss of continuing operations.

EWA

The results of EWA relate to the cessation of its air-carrier operations in 2001 and to the termination of its Priority Mail contract with the USPS in 2000. In 2005, EWA recognized net losses of $9.0 million, due primarily to increases in the estimated exposure for litigation and restructuring-related obligations. EWA’s estimated loss reserves increased to $34.1 million at December 31, 2005 from $33.8 million at December 31, 2004 due primarily to the losses described above, partially offset by the cash settlement of restructuring-related obligations. EWA’s remaining loss reserves at December 31, 2005 were reported in Liabilities of Discontinued Operations and consisted mostly of CNF’s estimated exposure related to the labor matters described below, and other litigation-related losses, as more fully discussed in Note 11, “Commitments and Contingencies.”

In connection with the cessation of its air-carrier operations in 2001, EWA terminated the employment of all of its pilots and crew members. Those pilots and crew members are represented by the Air Line Pilots Association (“ALPA”) union under a collective bargaining agreement. Subsequently, ALPA filed a grievance on behalf of the pilots and crew members protesting the cessation of EWA’s air-carrier operations and MWF’s use of other air carriers. The ALPA matters are the subject of litigation in U.S. District Court and, depending on the outcome of that litigation, may be subject to binding arbitration. Based on CNF’s current evaluation, management believes that it has provided for its estimated exposure related to the ALPA matters. However, there can be no assurance in this regard as CNF cannot predict with certainty the ultimate outcome of these matters.

3.	Investment in Unconsolidated Joint Venture

Vector is a joint venture formed with GM in December 2000 for the purpose of providing logistics management services on a global basis for GM, and for customers in addition to GM. Although MW owns a majority interest in Vector, MW’s portion of Vector’s operating results are reported in the Menlo Worldwide reporting segment as an equity-method investment based on GM’s ability to control certain operating decisions. Vector is organized as a limited liability company that has elected to be taxed as a partnership. In the U.S., the joint venture partners are responsible for income taxes applicable to their share of Vector’s U.S. federal taxable income. Accordingly, MW’s portion of U.S federal income taxes on Vector’s domestic income is reported in CNF’s tax provision. CNF’s foreign tax credits related to Vector’s foreign income are also reflected in CNF’s tax provision. In foreign tax jurisdictions, Vector, rather than the joint venture partners, is responsible for income taxes on its foreign income. In accordance with GAAP, MW’s portion of Vector’s income taxes on its foreign income is reported in operating income as a component of equity-method income rather than in CNF’s tax provision. MW’s portion of Vector’s net income, which is reported as a reduction of operating expenses in the accompanying Statements of Consolidated Operations, does not include any provision for U.S. federal income taxes on income earned by CNF, but does include a $4.2 million provision in 2005 for MW’s portion of Vector’s income taxes on foreign income. MW’s undistributed earnings from Vector at December 31, 2005 and 2004, before provision for CNF’s related parent income taxes, were $23.6 million and $27.2 million, respectively.

Vector participates in CNF’s centralized cash management system, and, consequently, Vector’s domestic trade accounts payable are paid by CNF and settled through Vector’s affiliate accounts with CNF. In addition, excess cash balances in Vector’s bank accounts, if any, are invested by CNF and settled through affiliate accounts, which earn interest income based on a rate earned by CNF’s cash-equivalent investments and marketable securities. As a result of Vector’s excess cash invested by CNF, CNF’s payable to Vector as of December 31, 2005 and 2004 was $22.0 million and $15.5 million, respectively.

As required by the Vector Agreements, CNF provides Vector with a line of credit for Vector’s working capital and capital expenditure requirements. Under the credit facility, Vector may obtain loans with an annual interest rate based on the rate CNF pays under its $400 million revolving credit facility. At its maturity on December 13, 2005, a $20 million line of credit was replaced with a $10 million line of credit that matures on December 13, 2008. At December 31, 2005, CNF provided a portion of its $10 million credit commitment to Vector through CNF’s guarantee of $1.8 million of uncommitted local currency overdraft facilities available to Vector by international banks. At December 31, 2005 and 2004, there was no balance outstanding under Vector’s uncommitted local currency overdraft facilities and no borrowings were directly payable to CNF.

In 2005 and 2004, Vector approved cash distributions to GM and MW. Vector’s affiliate receivable from CNF and MW’s undistributed earnings from Vector at December 31, 2005 and 2004 were reduced by MW’s share of these distributions ($19.7 million in 2005 and $13.7 million in 2004). CNF’s capital transactions with Vector, including cash advances to and from Vector under CNF’s centralized cash management system and credit facility described above, are reported as adjustments to MW’s investment in Vector in Deferred Charges and Other Assets in CNF’s Consolidated Balance Sheets.

4.	Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2005	2004
	(Dollars in thousands)

Holiday and vacation pay	$56,883	$55,739
Incentive compensation	33,723	53,800
Wages and salaries	31,379	24,719
Employee benefits	28,397	24,491
Taxes other than income taxes	23,574	20,102
Estimated revenue adjustments	8,439	8,753
Accrued interest	6,253	6,865
Other accrued liabilities	26,235	31,968

Total accrued liabilities	$214,883	$226,437

5.	Debt and Other Financing Arrangements

Long-term debt and guarantees consisted of the following:

	December 31,
	2005	2004
	(Dollars in thousands)

7.35% Notes due 2005 (interest payable semi-annually)	—	$100,000
Mortgage note payable, 7.63%, due 2008 (interest payable monthly)	$2,072	2,102
TASP Notes guaranteed, 6.00% to 8.54%, due through 2009 (interest payable semi-annually)	77,000	89,700
8 7/8% Notes due 2010 (interest payable semi-annually), net of discount and including fair market value adjustment	224,712	229,632
6.70% Senior Debentures due 2034 (interest payable semi-annually), net of discount	292,718	292,637

	596,502	714,071
Less current maturities	(15,033)	(112,727)

Total long-term debt and guarantees	$581,469	$601,344

Revolving Credit Facility:  CNF has a $400 million revolving credit facility that matures on March 11, 2010. The $400 million revolving facility, which CNF entered into in March 2005, replaced a $385 million revolving credit facility. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to $400 million. At December 31, 2005 and 2004, no borrowings were outstanding under CNF’s revolving credit facility and, at December 31, 2005, $215.1 million of letters of credit were outstanding, leaving $184.9 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions to borrowing. The total letters of credit outstanding at December 31, 2005 provided collateral for CNF’s self-insurance programs. Borrowings under the agreement bear interest at a rate based upon the lead bank’s base rate or eurodollar rate plus a margin dependent on either CNF’s senior debt credit ratings or a ratio of “net debt” (i.e., indebtedness net of cash, cash equivalents and certain marketable securities) to earnings before interest, taxes and depreciation/amortization. The credit facility fee ranges from 0.10% to 0.25% applied to the total facility of $400 million based on CNF’s current credit ratings. The revolving facility is guaranteed by certain of CNF’s material domestic subsidiaries and contains two financial covenants: (i) a leverage ratio and (ii) a fixed-charge coverage ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) the incurrence of additional subsidiary indebtedness.

Other Uncommitted Credit Facilities:  CNF had other uncommitted unsecured credit facilities totaling $35.0 million at December 31, 2005, which are available to support letters of credit, bank guarantees, and overdraft facilities; at that date, a total of $15.7 million of letters of credit was outstanding under these facilities.

Senior Debentures due 2034:  The Senior Debentures bear interest at the rate of 6.70% per year, payable semi-annually on May 1 and November 1 of each year. CNF may redeem the Senior Debentures, in whole or in part, on not less than 30 nor more than 60 days’ notice, at a redemption price equal to the greater of (1) the principal amount being redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Debentures being redeemed, discounted at the redemption date on a semiannual basis at the Treasury rate payable on an equivalent debenture plus 35 basis points. The Senior Debentures were issued under an indenture that restricts CNF’s ability, with certain exceptions, to incur debt secured by liens. Including amortization of a discount recognized upon issuance, interest expense on the 6.70% Senior Debentures Due 2034 will be recognized at an annual effective interest rate of 6.90%.

Thrift and Stock Plan Notes:  CNF guarantees the notes issued by CNF’s Thrift and Stock Plan (“TASP”). As of December 31, 2005, there was $15.0 million aggregate principal amount of Series A TASP notes outstanding, bearing interest at an annual rate of 6.00% and maturing on January 1, 2006, and $62.0 million aggregate principal amount of Series B TASP notes outstanding, bearing interest at an annual rate of 8.54% and maturing on January 1, 2009. On January 3, 2006 the remaining $15.0 million Series A TASP notes were repaid.

Holders of the Series B notes issued by CNF’s TASP have the right to require CNF to repurchase those notes if, among other things, both Moody’s and Standard & Poor’s have publicly rated CNF’s long-term senior debt at less than investment grade unless, within 45 days, CNF shall have obtained, through a guarantee, letter of credit or other permitted credit enhancement or otherwise, a credit rating for such notes of at least “A” from Moody’s or Standard & Poor’s (or another nationally recognized rating agency selected by the holders of such notes) and shall maintain a rating on such notes of “A” or better thereafter. At December 31, 2005, CNF’s senior unsecured debt was rated as investment grade by both Moody’s (Baa3) and Standard and Poor’s (BBB-). On February 1, 2006, Standard and Poor’s raised CNF’s senior unsecured debt rating to “BBB” from “BBB-.”

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

Mortgage Note Payable:  Con-Way’s mortgage note payable, due in 2008, is secured by real property.

7.35% Notes:  CNF used a portion of the proceeds from the Senior Debentures to repay the $100 million 7.35% Notes at maturity on June 1, 2005.

CNF’s consolidated interest expense as presented on the Statements of Consolidated Operations is net of capitalized interest of $136,000 in 2005, $173,000 in 2004, and $241,000 in 2003. The aggregate annual maturities and sinking fund requirements of Long-Term Debt and Guarantees for the next five years ending December 31 are $15,033,000 in 2006, $18,635,000 in 2007, $22,704,000 in 2008, $22,700,000 in 2009, and $200,000,000 in 2010.

As of December 31, 2005 and 2004, the estimated fair value of long-term debt was $630 million and $760 million, respectively. Fair values were estimated based on current rates offered for debt with similar terms and maturities.

6.	Leases

CNF and its subsidiaries are obligated under non-cancelable operating leases for certain facilities, equipment, and vehicles. Future minimum lease payments with initial or remaining non-cancelable lease terms in excess of one year, at December 31, 2005, were as follows:

Operating Leases
(Dollars in thousands)

Year ending December 31:
2006	$52,841
2007	37,935
2008	24,082
2009	14,280
2010	9,482
Thereafter (through 2013)	9,437

Total minimum lease payments	$148,057

Certain leases contain restrictive covenants, including a limitation on the incurrence of additional indebtedness and the requirement for specified levels of consolidated net worth. Certain leases also contain provisions that allow CNF to extend the leases for various renewal periods.

Under certain operating leases, Con-Way guarantees the residual value of tractors and trailers at the end of the lease term. At December 31, 2005, the residual value guaranteed under these lease agreements was $4.1 million. CNF recognizes a liability for any shortfall between the residual value guarantee and the equipment’s fair value, which fluctuates depending on market conditions.

Rental expense for operating leases comprised the following:

	Years ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Minimum rentals	$87,173	$89,696	$90,966
Sublease rentals	(3,261)	(3,899)	(4,680)

	$83,912	$85,797	$86,286

7.	Income Taxes

The components of the provision for income taxes were as follows:

	Years ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Current provision
Federal	$95,040	$57,129	$37,474
State and local	9,255	13,574	10,255
Foreign	2,379	1,957	1,634

	106,674	72,660	49,363

Deferred provision
Federal	9,135	24,392	25,821
State and local	4,179	335	2,475
Foreign	1,885	(1,009)	(627)

	15,199	23,718	27,669

	$121,873	$96,378	$77,032

Income taxes have been provided for foreign operations based upon the various tax laws and rates of the countries in which operations are conducted.

Income tax provision varied from the amounts calculated by applying the U.S. statutory income tax rate to the pretax income as set forth in the following reconciliation:

	Years ended December 31,
	2005	2004	2003

Federal statutory tax provision rate	35.0%	35.0%	35.0%
State income tax provision, net of federal income tax benefit	2.9	4.1	4.0
Foreign taxes in excess of U.S. statutory rate	0.2	0.1	0.1
Non-deductible operating expenses	—	0.9	(0.3)
Foreign tax credits, net	(0.8)	(0.2)	—
IRS Settlement	(2.2)	—	—
Other, net	(0.4)	(0.9)	0.2

Effective income tax provision rate	34.7%	39.0%	39.0%

In 2005, CNF entered into a settlement agreement with the IRS, pursuant to which the parties settled various issues related to an audit of the years 1999 through 2001. CNF reversed through tax provision the related tax liabilities previously recognized for these issues, resulting in a $7.8 million tax benefit in 2005.

The components of deferred tax assets and liabilities related to the following:

	December 31,
	2005	2004
	(Dollars in thousands)

Deferred tax assets
Employee benefits	$111,895	$105,213
Self-insurance accruals	48,857	62,983
Capital loss carryforwards	29,966	40,793
Operating loss carryforwards	6,263	5,048
Credit carryforwards	3,181	—
Other	7,034	7,682
Valuation allowance	(36,274)	(41,796)

	170,922	179,923

Deferred tax liabilities
Property, plant, and equipment	129,431	137,548
Revenue	7,722	6,070
Other	6,692	14,052

	143,845	157,670

Net deferred tax asset	$27,077	$22,253

Deferred tax assets and liabilities in the Consolidated Balance Sheets are classified based on the related asset or liability creating the deferred tax. Deferred taxes not related to a specific asset or liability are classified based on the estimated period of reversal. Although realization is not assured, deferred tax assets are recognized when management believes it more likely than not that they will be realized. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

As more fully discussed in Note 2, “Discontinued Operations,” CNF’s disposal of MWF generated a capital loss for tax purposes. Under current tax law, capital losses can only be used to offset capital gains. Since CNF did not forecast any significant taxable capital gains in the five-year tax carryforward period, the $40.8 million cumulative disposal-related tax benefit at December 31, 2004 was fully offset by a valuation allowance of an equal amount. In 2005, the cumulative disposal-related tax benefit and the associated valuation allowance declined to $30.0 million at December 31, 2005 due primarily to the third-quarter sale-related proceeds received from UPS and revisions to the tax effect of sale-related estimates, partially offset by the first-quarter disposal-related capital loss.

CNF has operating loss and tax credit carryforwards that are available to reduce state and foreign income taxes in future years. At December 31, 2005, CNF has provided $6.3 million in valuation allowance based on current uncertainty over whether CNF will generate sufficient state and foreign taxable income to fully utilize these tax credits and operating losses.

The cumulative undistributed earnings of CNF’s foreign subsidiaries (approximately $22.8 million at December 31, 2005), which if remitted are subject to withholding tax, have been indefinitely reinvested in the respective foreign subsidiaries’ operations unless it becomes advantageous for tax or foreign exchange reasons to remit these earnings. Therefore, no withholding or U.S. taxes have been provided on this amount. The amount of withholding tax that would be payable on remittance of the undistributed earnings would approximate $1.1 million.

8.	Shareholders’ Equity

Series B Preferred Stock:  In 1989, the Board of Directors designated a series of 1,100,000 preferred shares as Series B Cumulative Convertible Preferred Stock, $.01 stated value, which is held by the CNF Thrift and Stock Plan (“TASP”). The Series B preferred stock is convertible into common stock, as described in Note 9, “Benefit Plans,” at the rate of 4.71 shares for each share of preferred stock subject to antidilution adjustments in certain circumstances and ranks senior to CNF’s common stock. Holders of the Series B preferred stock are entitled to vote with the common stock and are entitled to a number of votes in such circumstances equal to the product of (a) 1.3 multiplied by (b) the number of shares of common stock into which the Series B preferred stock is convertible on the record date of such vote. Holders of the Series B preferred stock are also entitled to vote separately as a class on certain other matters. The TASP trustee is required to vote the allocated shares based upon instructions from the participants; unallocated shares are voted in proportion to the voting instructions received from the participants with allocated shares.

Accumulated Other Comprehensive Income (Loss):  CNF reports all changes in equity except those resulting from investment by owners and distribution to owners as Comprehensive Income (Loss) in the Statements of Consolidated Shareholders’ Equity. The following is a summary of the components of Accumulated Other Comprehensive Loss:

	December 31,
	2005	2004
	(Dollars in thousands)

Accumulated foreign currency translation adjustments (Note 1)	$(932)	$(1,056)
Minimum pension liability adjustment, net of deferred tax benefit of $23,128 and $9,386 at December 31, 2005 and 2004 respectively (Note 9)	(36,175)	(14,680)

Accumulated other comprehensive loss	$(37,107)	$(15,736)

Common Stock Repurchase Program:  In January 2005, CNF’s Board of Directors authorized a two-year stock repurchase program providing for the repurchase of up to $300 million in common stock in open market purchases and privately negotiated transactions. As of December 31, 2005, CNF repurchased a total of 3,055,000 shares at a cost of $149.1 million. CNF generally expects the remaining purchases to be made ratably throughout the remainder of the program.

9.  Benefit Plans

Employees of CNF and its subsidiaries in the U.S. are covered under several defined benefit pension plans and a postretirement medical plan (the “Postretirement Plan”). The pension plans consist of a plan that covers the non-contractual employees and former employees of both continuing and discontinued operations (the “Retirement Plan”) and certain pension plans that cover only the former employees of the discontinued Forwarding segment (the “Forwarding Plans”). As more fully discussed in Note 2, “Discontinued Operations,” CNF completed the sale of MWF in December 2004 and retained the obligations related to the MWF employees covered under the Retirement Plan and the Postretirement Plan as well as the net prepaid benefit cost related to the Forwarding Plans. In connection with the sale of MWF, benefits were curtailed for certain former employees covered under the Retirement Plan and the Postretirement Plan, and accordingly, the effects of the curtailment, when material, are reported in the presentations below.

Retirement Plan:  Benefits under the Retirement Plan are generally based on an employee’s five highest consecutive amounts of annual compensation earned during the ten years immediately prior to retirement. CNF’s annual pension expense and contributions are based on actuarial computations at the actuarial plan measurement date in November of each year. CNF’s funding policy is to evaluate its tax and cash position and the Retirement Plan’s funded status to maximize the tax deductibility of its contributions for the year. CNF currently estimates it will contribute $75 million to the Retirement Plan in 2006, which is subject to variation based on changes in interest rates and asset returns.

Assets of the Retirement Plan are managed to long-term strategic allocation targets. Those targets are developed by analyzing a variety of diversified asset class combinations in conjunction with the projected liability, costs, and liability duration of the Retirement Plan. Asset allocation studies are generally conducted every 3 to 5 years and the targets are reviewed to determine if adjustments are required. Once allocation percentages are established, the portfolio is periodically rebalanced to those targets. The Retirement Plan seeks to mitigate investment risk by investing across and within asset classes. The Retirement Plan does not use market timing strategies nor does it currently use financial derivative instruments to manage risk, except as described below.

Generally, the Retirement Plan’s investment managers are prohibited from short selling, trading on margin, trading warrants or other options, except when acquired as a result of the purchase of another security, or in the case of options, when sold as part of a covered position. The Retirement Plan is further prohibited from trading commodities but may trade financial futures and options when specifically approved by CNF’s Benefits Administrative Committee, or its designated representative.

The Retirement Plan’s assumption of 8.5% for the overall expected long-term rate of return in 2006 was developed using return, risk (defined as standard deviation), and correlation expectations. The return expectations are created using long-term historical returns and current market expectations for forecasts of inflation, interest rates and economic growth.

The weighted-average asset allocations of the Retirement Plan were as follows:

	December 31,
	2005	2004	Target Allocation

Asset Category:
Domestic Equity	56%	62%	60%
International Equity	16%	17%	15%
Fixed Income	21%	18%	18%
Real Estate	6%	2%	7%
Other	1%	1%	—

Total	100%	100%	100%

In CNF’s Consolidated Balance Sheets, the obligation related to employees of MWF and EWA covered by the Retirement Plan is included in Employee Benefits of continuing operations at December 31, 2005 and 2004, based on CNF’s intention to retain the plan following the sale of MWF. In CNF’s Statements of Consolidated Operations, the benefit expense associated with employees covered under the Retirement Plan is reported in continuing operations except for the estimated portion of benefit expense that relates to employees of MWF and EWA, which is reported as discontinued operations. However, all future changes in the carrying value of obligation related to the Retirement Plan will be recognized in future periods as income or loss of continuing operations.

The following sets forth the changes in the projected benefit obligation and the determination of the prepaid (accrued) benefit cost for the CNF Retirement Plan at December 31:

	2005	2004
	(Dollars in thousands)

Accumulated benefit obligation	$888,073	$755,908
Change in benefit obligation:
Projected benefit obligation at beginning of year	$863,111	$797,992
Service cost — benefits earned during the year	50,527	56,198
Interest cost on projected benefit obligation	54,284	49,817
Actuarial loss	100,614	25,235
Benefits paid	(24,823)	(19,231)
Curtailment — sale of MWF	—	(46,900)

Projected benefit obligation at end of year	$1,043,713	$863,111

	2005	2004
	(Dollars in thousands)

Change in plan assets:
Fair value of plan assets at beginning of year	$684,821	$548,426
Actual return on plan assets	77,531	65,626
CNF contributions	126,500	90,000
Benefits paid	(24,823)	(19,231)

Fair value of plan assets at end of year	$864,029	$684,821

Funded status of the plans	$(179,684)	$(178,290)
Unrecognized actuarial loss	183,296	102,473
Unrecognized prior service costs	2,039	2,961

Prepaid (accrued) benefit cost	$5,651	$(72,856)

Weighted-average assumptions as of December 31:
Discount rate	6.00%	6.25%
Expected long-term rate of return on plan assets	8.50%	8.50%
Rate of compensation increase	4.30%	4.00%

Net periodic pension expense for the years ended December 31 includes the following:

	2005	2004	2003
	(Dollars in thousands)

Service cost — benefits earned during the year	$50,527	$56,198	$43,602
Interest cost on benefit obligation	54,284	49,817	47,054
Expected return on plan assets	(60,467)	(52,701)	(37,642)
Net amortization and deferral	3,649	7,414	7,343

Net pension expense	$47,993	$60,728	$60,357

Weighted-average assumptions:
Discount rate	6.25%	6.25%	6.75%
Expected long-term rate of return on plan assets	8.50%	9.00%	9.00%
Rate of compensation increase	4.00%	4.00%	4.00%

In the presentation above, benefit expense related to discontinued operations was immaterial for 2005 and was $10,662,000 and $11,213,000 in 2004 and 2003, respectively.

Expected benefit payments, which reflect expected future service, as appropriate, are summarized below. These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.

Benefit Payments
(Dollars in thousands)

Year ending December 31:
2006	$23,109
2007	25,107
2008	27,650
2009	30,861
2010	34,651
2011-2015	257,565

Forwarding Plans:  As described above, the Forwarding Plans include only the employees of the discontinued Forwarding segment. The cessation of EWA’s operations in 2001 and the sale of MWF in 2004 resulted in a partial termination of the Forwarding Plans, and as a result, all participants became fully vested and no additional benefits accrue under these plans.

At December 31, 2005 and 2004, the projected benefit obligation related to the Forwarding Plans was $53,563,000 and $50,244,000, respectively, and the prepaid benefit cost was $19,557,000 and $18,697,000, respectively. The prepaid benefit cost related to the Forwarding Plans was reported in Assets of Discontinued Operations at December 31, 2004 and, based on CNF’s decision to retain these obligations and the completion of sale-related adjustments in 2005, was reclassified to Employee Benefits of continuing operations at December 31, 2005. In CNF’s Statements of Consolidated Operations, the immaterial benefit expense associated with the Forwarding Plans was reported as discontinued operations. However, all future changes in the carrying value of the prepaid benefit cost related to the Forwarding Plans will be recognized in future periods as income or loss of continuing operations.

Supplemental Pension Plan:  CNF also has an unfunded nonqualified supplemental retirement program (the “Supplemental Pension Plan”) that provides additional benefits for compensation excluded from the basic Retirement Plan. The benefit expense for these programs is based on actuarial computations using assumptions consistent with the Retirement Plan. At December 31, 2005 and 2004, the projected benefit obligation related to the Supplemental Pension Plan was $67,161,000 and $56,926,000, respectively, and the accrued benefit cost reported in Employee Benefits in the Consolidated Balance Sheets was $35,337,000 and $32,704,000, respectively.

Like the Retirement Plan and the Postretirement Plan, the Supplemental Pension Plan covers employees and former employees of both continuing and discontinued operations. In CNF’s Consolidated Statements of Operations, the benefit expense of the Supplemental Pension Plan that relates to employees of continuing operations was $5,819,000 in 2005, $5,736,000 in 2004, and $4,701,000 in 2003. Benefit expense of $693,000, $928,000, and $766,000 in 2005, 2004, and 2003, respectively, relates to employees of discontinued operations and has been segregated as discontinued operations.

Minimum Pension Liability Adjustment:  For certain pension plans, the accumulated benefit obligation exceeded the fair value of related plan assets as of the actuarial measurement dates in 2005 and 2004. Accordingly, CNF recorded minimum pension liability adjustments in Accumulated Other Comprehensive Loss of Shareholders’ Equity to recognize the shortfall between the fair value of the assets and the accumulated benefit obligation of these plans at December 31, 2005 and 2004. Due primarily to the remeasurement of the accumulated benefit obligation at a lower discount rate in 2005, the net-of-tax accumulated additional minimum pension liability adjustment increased $21,495,000. CNF’s Consolidated Balance Sheets included the following accumulated minimum pension liability adjustments:

	December 31,
	2005	2004
	(Dollars in thousands)

Intangible asset reported in Other Assets	$3,849	$2,270
Pension liability adjustment reported in Employee Benefits	63,152	26,336
Accumulated other comprehensive loss reported in Shareholders’ Equity, net of tax	36,175	14,680

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

The following sets forth the changes in the projected benefit obligation and the determination of the accrued benefit cost for the Postretirement Plan at December 31:

	2005	2004
	(Dollars in thousands)

Change in benefit obligation:
Projected and accumulated benefit obligation at beginning of year	$113,869	$76,690
Service cost — benefits earned during the year	1,515	1,308
Interest cost on projected benefit obligation	6,351	5,231
Actuarial loss	24,135	35,891
Participant contributions	1,905	1,558
Curtailment — sale of MWF	1,460	—
Benefits paid	(9,959)	(6,809)

Projected and accumulated benefit obligation at end of year	$139,276	$113,869

Funded status of the plan	$(139,276)	$(113,869)
Unrecognized actuarial loss	48,369	37,160
Unrecognized prior service costs	(197)	758

Accrued benefit cost	$(91,104)	$(75,951)

Discount rate assumption as of December 31	5.75%	6.00%

Net periodic benefit expense for the years ended December 31 includes the following:

	2005	2004	2003
	(Dollars in thousands)

Service cost — benefits earned during the year	$1,515	$1,308	$1,826
Interest cost on benefit obligation	6,351	5,231	5,536
Net amortization and deferral	2,184	285	262
Curtailment loss	1,007	—	—

Net benefit expense	$11,057	$6,824	$7,624

Discount rate assumption at December 31:	6.00%	6.25%	6.75%

In the presentation above, benefit expense of $4,331,000, $3,602,000, and $3,804,000 in 2005, 2004, and 2003, respectively, relates to discontinued operations. As described above, these amounts have been segregated as discontinued operations in CNF’s Consolidated Statements of Operations.

Expected benefit payments, which reflect expected future service, as appropriate, are summarized below. These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.

Benefit Payments
(Dollars in thousands)

Year ending December 31:
2006	$7,982
2007	8,423
2008	8,930
2009	9,502
2010	10,178
2011-2015	56,042

The assumed health care cost trend rates used to determine the projected benefit obligation of the Postretirement Plan are as follows:

	2005	2004

Change in benefit obligation:
Health care cost trend rate assumed for next year	10.25%	11.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.50%	5.50%
Year that the rate reaches the ultimate trend rate	2013	2013

Assumed health care cost trends have a significant effect on the amounts reported for CNF’s postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would change the aggregate service and interest cost by approximately $400,000 and the accumulated and projected benefit obligation by approximately $7,000,000.

Thrift and Stock Plan:  CNF sponsors the CNF Thrift and Stock Plan (“TASP”), a voluntary defined contribution plan with a leveraged ESOP feature, for non-contractual U.S. employees. In 1989, the TASP borrowed $150,000,000 to purchase 986,259 shares of CNF’s Series B Cumulative Convertible Preferred Stock, which is only issuable to the TASP trustee. CNF contributes common and preferred stock to the TASP equal to 50% of participant contributions, up to 1.5% of a TASP participant’s base compensation. CNF recognized expense of $13,840,000 in 2005, $12,576,000 in 2004, and $11,277,000 in 2003 for its matching contributions.

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

Each share of preferred stock is convertible into common stock, upon an employee ceasing participation in the plan or upon election by the employee, at a rate generally equal to that number of shares of common stock that could be purchased for $152.10, but not less than the minimum conversion rate of 4.71 shares of common stock for each share of Series B preferred stock.

Deferred compensation expense is recognized as the preferred shares are allocated to participants and is equivalent to the cost of the preferred shares allocated. Deferred compensation expense of $8,489,000, $8,570,000, and $8,036,000 was recognized in 2005, 2004, and 2003, respectively.

At December 31, 2005, the TASP owned 641,359 shares of Series B preferred stock, of which 377,762 shares have been allocated to employees. At December 31, 2005, the estimated fair value of the 263,597 unallocated shares was $69,360,000. At December 31, 2005, CNF has reserved authorized and unissued common stock adequate to satisfy the conversion feature of the Series B preferred stock.

Other Compensation Plans:  CNF and each of its subsidiaries have adopted various plans relating to the achievement of specific goals to provide incentive compensation for designated employees. Total compensation earned by salaried participants of those plans was $38,793,000 in 2005, $57,515,000 in 2004, and $23,445,000 in 2003, and by hourly participants was $29,815,000 in 2005, $44,806,000 in 2004, and $21,847,000 in 2003.

10.	Stock-Based Compensation

Stock Options:  Officers and non-employee directors have been granted options under CNF’s stock option plans to purchase common stock of CNF at prices equal to the market value of the stock on the date of grant. Stock option grants generally vest ratably over one to four years from the grant date and generally expire 10 years from the dates of grant.

CNF accounts for stock-based compensation utilizing the intrinsic-value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” rather than the fair-value provisions of SFAS 123, “Accounting for Stock-Based Compensation.” Refer to Note 1,

“Principal Accounting Policies — Stock-Based Compensation,” for a presentation of pro forma net income (loss) and earnings (loss) per share under SFAS 123 as well as a description of the effect of adoption of SFAS 123R, “Share-Based Payment,” effective January 1, 2006.

The fair value of each option grant is estimated using the Black-Scholes option pricing model. The following is a summary of the weighted-average assumptions used and the calculated weighted-average fair value:

	2005	2004	2003

Estimated fair value	$18.17	$16.07	$14.65
Risk-free interest rate	3.8%	3.5%	3.4%
Expected life (years)	5.53	5.76	5.93
Expected volatility	42%	45%	48%
Expected dividend yield	1.18%	1.18%	1.20%

The following is a summary of stock option data:

		Wtd. Avg. Exercise
	Number of Options	Price

Outstanding at December 31, 2002	6,121,791	$27.84
Granted	455,876	32.90
Exercised	(276,206)	23.13
Expired or canceled	(177,032)	30.17

Outstanding at December 31, 2003	6,124,429	$28.34
Granted	116,800	38.43
Exercised	(2,080,380)	26.96
Expired or canceled	(37,472)	29.87

Outstanding at December 31, 2004	4,123,377	$29.30
Granted	416,373	45.67
Exercised	(2,688,272)	28.29
Expired or canceled	(121,928)	36.78

Outstanding at December 31, 2005	1,729,550	$34.29

Options exercisable as of December 31:
2005	928,078	$30.80
2004	2,711,199	$29.23
2003	3,055,314	$28.58

The following is a summary of the stock options outstanding and exercisable at December 31, 2005:

	Outstanding Options			Exercisable Options
		Average	Wtd. Avg.		Wtd. Avg.
Range of Exercise	Number of	Remaining	Exercise	Number of	Exercise
Prices	Options	Life in Years	Price	Options	Price

$18.05 - $27.06	387,840	5.3	$25.51	320,765	$25.59
$28.30 - $35.03	816,988	6.5	32.16	470,964	32.06
$35.50 - $51.72	524,722	7.6	44.09	136,349	38.67

Restricted Stock:  Under terms of CNF’s stock-based compensation plans, unvested shares of CNF’s common stock are awarded to selected executive officers and are awarded annually to directors. The shares generally vest ratably over one to four years from the grant date. Shares are valued at the market price of CNF’s common stock at the date of award.

The table below summarizes information about restricted stock awards for the years ended December 31:

	2005		2004		2003
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Awarded	57,737	$43.91	94,727	$44.13	129,321	$32.82
Forfeited	86,000	36.00	67,834	35.33	15,336	27.80

Compensation expense recognized for restricted stock was $2,031,000 in 2005, $4,675,000 in 2004, and $1,340,000 in 2003. In 2004, compensation expense included $1,431,000 for shares that vested upon the achievement of certain performance criteria. At December 31, 2005, all restricted stock awards outstanding vest upon completion of the service period with no performance criteria and are therefore accounted for under grant-date fixed-price accounting.

At December 31, 2005, CNF had 3,599,838 common shares available for the grant of stock options, restricted stock, or other stock-based compensation.

11.	Commitments and Contingencies

Spin-Off of CFC

On December 2, 1996, CNF completed the spin-off of Consolidated Freightways Corporation (“CFC”) to CNF’s shareholders. CFC was, at the time of the spin-off, a party to certain multiemployer pension plans covering some of its current and former employees. The cessation of its U.S. operations in 2002 resulted in CFC’s “complete withdrawal” (within the meaning of applicable federal law) from these multiemployer plans, at which point it became obligated, under federal law, to pay its share of any unfunded vested benefits under those plans.

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

As a result of the matters discussed above, CNF can provide no assurance that matters relating to the spin-off of CFC will not have a material adverse effect on CNF’s financial condition, results of operations, and cash flows.

Purchase Commitments

At December 31, 2005, Con-Way was obligated under purchase commitments to acquire $18.1 million of revenue equipment for delivery in 2006. Subsequent to December 31, 2005, Con-Way entered into additional agreements to acquire $91.8 million of revenue equipment also to be delivered in 2006.

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

In September 2003, CNF received notice from the U.S. Attorney’s Office for the District of Columbia that EWA is being considered for possible civil action under the False Claims Act for allegedly submitting false invoices to the USPS for payment under the Priority Mail contract. EWA subsequently entered into a tolling agreement with the government in order to give the parties more time to investigate the allegations. In November 2004, CNF representatives met with the government to discuss the government’s allegations, and at that time received certain information relating to the government’s investigation. In addition, CNF, on behalf of EWA, conducted its own investigation into the allegations. Under the False Claims Act, the government would be entitled to recover treble damages, plus penalties, if a court were to ultimately conclude that EWA knowingly submitted false invoices to the USPS. Based on CNF’s current evaluation, management believes that it has provided for its estimated exposure related to the allegations. However, there can be no assurance in this regard as CNF cannot predict with certainty the outcome of this matter.

CNF is a defendant in various other lawsuits incidental to its businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material impact on CNF’s financial condition, results of operations, or cash flows.

12.  Segment Reporting

CNF discloses segment information in the manner in which the components are organized for making operating decisions, assessing performance, and allocating resources. Refer to Note 1, “Principal Accounting Policies — Organization,” for a description of CNF’s reportable segments.

In December 2004, CNF sold MWF.  As a result, for all periods presented, the results of operations, net liabilities, and cash flows of MWF have been segregated as discontinued operations and excluded from the reporting segment financial data summarized below. Prior to the reclassification, the combined operating results of MWF and a portion of the operations of EWA were reported in continuing operations as the Forwarding segment. As required by accounting rules, continuing operations has been allocated certain corporate overhead charges that were previously allocated to the discontinued Forwarding segment, as more fully discussed in Note 2, “Discontinued Operations.” Accordingly, reporting segment financial information presented below reflects those reclassifications for all periods presented.

In April 2005, Con-Way Logistics was integrated with Logistics. As a result, for the periods presented, the operating results of Con-Way Logistics have been reclassified to conform to the current-period presentation.

Financial Data

Management evaluates segment performance primarily based on revenue and operating income (loss), except for Vector, which is evaluated based on MW’s proportionate share of Vector’s income before taxes. Accordingly, interest expense, investment income, and other non-operating items are not reported in segment results. Corporate expenses are generally allocated based on measurable services provided to each segment or, for general corporate expenses, based on segment revenue or capital employed. Identifiable corporate assets consist primarily of cash and cash equivalents, deferred charges and other assets, property and equipment, and deferred taxes. Certain corporate assets that are used to provide shared data processing and other administrative services are not allocated to individual segments. Inter-segment revenue and related operating income have been eliminated to reconcile to consolidated revenue and operating income. Transactions within and between segments are generally made at cost, with the exception of the inter-segment revenue of CNF Other, which is intended to reflect the fair value of the trailers manufactured by Road Systems and sold to Con-Way.

	Years ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Revenues
Con-Way Transportation Services	$2,816,647	$2,532,201	$2,163,668
Menlo Worldwide Logistics	1,339,674	1,174,831	1,063,011
CNF Other	13,269	5,347	287

	$4,169,590	$3,712,379	$3,226,966

Inter-segment Revenue Eliminations
Con-Way Transportation Services	$82,339	$52,130	$33,011
Menlo Worldwide Logistics	—	278	3,309
CNF Other	52,672	29,450	21,724

	$135,011	$81,858	$58,044

Revenues before Inter-segment Eliminations
Con-Way Transportation Services	$2,898,986	$2,584,331	$2,196,679
Menlo Worldwide Logistics	1,339,674	1,175,109	1,066,320
CNF Other	65,941	34,797	22,011
Inter-segment Revenue Eliminations	(135,011)	(81,858)	(58,044)

	$4,169,590	$3,712,379	$3,226,966

Operating Income (Loss)
Con-Way Transportation Services	$331,104	$247,169	$189,106
Menlo Worldwide
Logistics	26,672	22,718	17,481
Vector	20,257	18,253	20,718

	46,929	40,971	38,199
CNF Other	(3,095)	(3,973)	(2,357)

	$374,938	$284,167	$224,948

Reconciliation of segments to consolidated amount:
Income tax related to Vector, an equity-method investment (Note 3)	(4,196)	—	—

	$370,742	$284,167	$224,948

Depreciation and Amortization, net of Accretion
Con-Way Transportation Services	$107,534	$96,685	$92,922
Menlo Worldwide
Logistics	8,623	7,843	8,659
Other	4	4,117	5,367

	8,627	11,960	14,026
CNF Other	7,601	6,451	6,469

	$123,762	$115,096	$113,417

	Years ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Capital Expenditures
Con-Way Transportation Services	$197,589	$144,031	$117,875
Menlo Worldwide
Logistics	9,798	5,135	6,329
Other	—	948	2,815

	9,798	6,083	9,144
CNF Other	2,799	1,346	744

	$210,186	$151,460	$127,763

Identifiable Assets
Con-Way Transportation Services	$1,295,654	$1,160,808	$1,074,939
Menlo Worldwide
Logistics	302,969	219,160	190,917
Other	12,255	21,872	29,255

	315,224	241,032	220,172
CNF Other	856,553	1,074,213	543,517
Assets of discontinued operations	13,141	20,348	935,012

	$2,480,572	$2,496,401	$2,773,640

Geographic Data

For geographic reporting, approximately 50 percent of freight transportation revenues are allocated between the origin and destination service centers. Revenues for contract services are allocated to the country in which the services are performed. Long-lived assets outside of the United States were immaterial for all periods presented.

	Years ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Revenues
United States	$4,021,147	$3,604,685	$3,142,446
Canada	63,395	51,993	44,201
Other	85,048	55,701	40,319

Total	$4,169,590	$3,712,379	$3,226,966

CNF INC. AND SUBSIDIARIES

Quarterly Financial Data
(Unaudited)

2005 — Quarter Ended	March 31	June 30		September 30	December 31
	(Dollars in thousands except per share data)
Revenues	$947,683	$1,033,875		$1,099,151	$1,088,881
Operating Income	73,256	103,560		103,033	90,893
Income from Continuing Operations Before Income Tax Provision	65,813	97,395		99,543	88,370
Income Tax Provision	24,962	29,239	[a]	35,070	32,602
Net Income from Continuing Operations (after preferred stock dividends)	38,862	66,120		62,657	53,881
Gain (Loss) from Disposal, net of tax	(9,776)	2,951		3,335	(2,729)
Net Income Applicable to Common Shareholders	$29,086	$69,071		$65,992	$51,152
Earnings (Loss) Per Common Share:
Basic
Net Income from Continuing Operations	$0.74	$1.27		$1.20	$1.03
Gain (Loss) from Disposal, net of tax	(0.18)	0.05		0.07	(0.05)

Net Income Applicable to Common Shareholders	$0.56	$1.32		$1.27	$0.98

Diluted
Net Income from Continuing Operations	$0.69	$1.19		$1.12	$0.97
Gain (Loss) from Disposal, net of tax	(0.17)	0.05		0.06	(0.05)

Net Income Applicable to Common Shareholders	$0.52	$1.24		$1.18	$0.92

Market price range	$43.39-$50.51	$41.38-$47.53		$44.49-$53.43	$49.85-$59.79
Common dividends (paid quarterly)	0.10	0.10		0.10	0.10

2004 — Quarter Ended	March 31	June 30	September 30	December 31
	(Dollars in thousands except per share data)

Revenues	$846,920	$924,382	$973,619	$967,458
Operating Income	55,448	71,279	78,435	79,005
Income from Continuing Operations Before Income Tax Provision	48,271	58,719	68,712	71,121
Income Tax Provision	18,826	22,900	26,798	27,854
Net Income from Continuing Operations (after preferred stock dividends)	27,423	33,797	39,839	41,147
Loss from Disposal, net of tax	—	—	(260,490)	(18,259)
Income (Loss) from Discontinued Operations, net of tax	(3,016)	1,686	4,444	9,301
Net Income (Loss) Applicable to Common Shareholders	$24,407	$35,483	$(216,207)	$32,189

2004 — Quarter Ended	March 31	June 30	September 30	December 31
	(Dollars in thousands except per share data)

Earnings (Loss) Per Common Share:
Basic
Net Income from Continuing Operations	$0.55	$0.67	$0.79	$0.80
Loss from Disposal, net of tax	—	—	(5.15)	(0.35)
Income (Loss) from Discontinued Operations, net of tax	(0.06)	0.04	0.09	0.18

Net Income (Loss) Applicable to Common Shareholders	$0.49	$0.71	$(4.27)	$0.63

Diluted
Net Income from Continuing Operations	$0.50	$0.61	$0.72	$0.74
Loss from Disposal, net of tax	—	—	(4.70)	(0.33)
Income (Loss) from Discontinued Operations, net of tax	(0.05)	0.03	0.08	0.17

Net Income (Loss) Applicable to Common Shareholders	$0.45	$0.64	$(3.90)	$0.58

Market price range	$30.50-$35.84	$33.55-$42.57	$38.66-$43.01	$41.67-$50.96
Common dividends (paid quarterly)	0.10	0.10	0.10	0.10

CNF’s results from continuing operations included various income or loss items that affected the comparability of the reported operating income (loss) of its reporting segments. Other materially significant items affecting the comparability of net income from continuing operations in the periods reported above are described in the note below and in Item 7, “Management’s Discussion and Analysis.”

[a]	Includes tax benefits of $7.0 million from the reversal of accrued taxes related to the settlement with the IRS of previous tax filings

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(c) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the company’s financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management followed the internal control integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to establish, document, test, and maintain a system of internal control over the financial reporting processes. Management’s assessment is that as of the end of fiscal-year 2005, there is effective internal control over financial reporting.

KPMG LLP, the independent registered public accounting firm that audited the company’s financial statements included in the annual report, has issued an attestation report on management’s assessment of the company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CNF Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that CNF Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CNF Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that CNF Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, CNF Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CNF Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 13, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

KPMG LLP

Portland, Oregon
March 13, 2006

ITEM 9B.	OTHER INFORMATION

None.

PART III

Information for Items 10 through 14 of Part III of this Report appears in the Proxy Statement for CNF’s Annual Meeting of Shareholders to be held on April 18, 2006 (“the 2006 Proxy Statement”), as indicated below. For the limited purpose of providing the information required by these items, the 2006 Proxy Statement is incorporated herein by reference.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding members of CNF’s Board of Directors is presented under the caption “Election of Directors” in the 2006 Proxy Statement and is incorporated herein by reference. Information regarding CNF’s audit committee financial expert is presented in the 2006 Proxy Statement under the caption “Information about the Board of Directors and Certain Board Committees — Standing Committees — Audit Committee” and is incorporated herein by reference. Information regarding executive officers of CNF is included above in Part I under the caption “Executive Officers of the Registrant.”

The information required by Item 405 of Regulation S-K is presented in the 2006 Proxy Statement under the caption “Compliance with Section 16 of the Exchange Act” and is incorporated herein by reference.

The information required by Item 406 of Regulation S-K is presented in the 2006 Proxy Statement under the caption “Information about the Board of Directors and Certain Board Committees — Code of Ethics; Corporate Governance Guidelines” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is presented under the caption “Compensation of Executive Officers” in the 2006 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is presented under the caption “Principal Shareholders” and information regarding securities authorized for issuance under equity compensation plans is presented under the caption “Equity Plan Compensation Information” in the 2006 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is presented under the caption “Ratification of Auditors” in the 2006 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	FINANCIAL STATEMENTS:
Report of Independent Registered Public Accounting Firm by KPMG LLP dated March 13, 2006
Consolidated Balance Sheets at December 31, 2005 and 2004
Statements of Consolidated Operations for the years ended December 31, 2005, 2004 and 2003

Statements of Consolidated Cash Flows for the years ended December 31, 2005, 2004 and 2003
Statements of Consolidated Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

2.	FINANCIAL STATEMENT SCHEDULE Report of Independent Auditors on Financial Statement Schedule Schedule II — Valuation and Qualifying Accounts

3.	EXHIBITS Exhibits are being filed in connection with this Report and are incorporated herein by reference. The Exhibit Index on pages 75 through 77 is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CNF Inc.:

Under date of March 13, 2006, we reported on the consolidated balance sheets of CNF Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, which are included in this Form 10-K for the year ended December 31, 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in this Form 10-K for the years ended December 31, 2005, 2004 and 2003. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP
KPMG LLP

Portland, Oregon
March 13, 2006

Schedule II

CNF Inc.

Valuation and Qualifying Accounts
Three Years Ended December 31, 2005

Description

Allowance for uncollectible accounts

		Additions
		(1)	(2)
	Balance at	Charged to costs	Charged to	Deductions	Balance at end
	beginning of period	and expenses	other accounts	(a)	of period
	(Dollars in thousands)

2005	$6,616	$4,814	$803	$(5,177)	$7,056
2004	10,958	5,103	203	(9,648)	6,616
2003	12,046	5,425	—	(6,513)	10,958

(a)	Accounts written off net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNF INC. (Registrant)

March 13, 2006	/s/ Douglas W. Stotlar Douglas W. Stotlar President and Chief Executive Officer

March 13, 2006	/s/ Kevin C. Schick Kevin C. Schick Senior Vice President and Chief Financial Officer

March 13, 2006	/s/ Kevin S. Coel Kevin S. Coel Vice President and Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 13, 2006	/s/ W. Keith Kennedy, Jr. W. Keith Kennedy, Jr., Chairman of the Board

March 13, 2006	/s/ Douglas W. Stotlar Douglas W. Stotlar, Director

March 13, 2006	John J. Anton, Director

March 13, 2006	/s/ William R. Corbin William R. Corbin, Director

March 13, 2006	/s/ Margaret G. Gill Margaret G. Gill, Director

March 13, 2006	Robert Jaunich II, Director

March 13, 2006	/s/ Henry H. Mauz, Jr. Henry H. Mauz, Jr., Director

March 13, 2006	/s/ Michael J. Murray Michael J. Murray, Director

March 13, 2006	/s/ John C. Pope John C. Pope, Director

March 13, 2006	/s/ Robert D. Rogers Robert D. Rogers, Director

March 13, 2006	/s/ William J. Schroeder William J. Schroeder, Director

March 13, 2006	/s/ Peter W. Stott Peter W. Stott, Director

March 13, 2006	/s/ Robert P. Wayman Robert P. Wayman, Director

March 13, 2006	/s/ Chelsea C. White III Chelsea C. White III, Director

INDEX TO EXHIBITS
ITEM 15(3)

Exhibit No.

(3)	Articles of incorporation and by-laws:
3.1	CNF Inc. Certificate of Incorporation, as amended (Exhibit 3.1 to CNF’s Form 10-K for the year ended December 31, 2002*).
3.2	CNF Inc. Bylaws, as amended April 25, 2005 (Exhibit 3.1 to CNF’s Report on Form 8-K filed on April 28, 2005*).
(4)	Instruments defining the rights of security holders, including debentures:
4.1	Certificate of Designations of the Series B Cumulative Convertible Preferred Stock (Exhibit 4.1 as filed on Form SE dated May 25, 1989*).
4.2	Form of Indenture between CNF Transportation Inc. and Bank One Trust Company, National Association (Exhibit 4(d) (i) to CNF’s Form 8-K dated March 3, 2000*).
4.3	Form of Security for 8 7/8% Notes due 2010 issued by CNF Transportation Inc. (Exhibit 4(i) to CNF’s Form 8-K dated March 3, 2000*).
4.4	Supplemental Indenture No. 1 dated as of April 30, 2004 to Indenture dated as of March 8, 2000 between CNF Inc. as issuer and The Bank of New York, N.A. as successor trustee, relating to 6.70% Senior Debentures due 2034 (filed as Exhibit 4.2 to Form S-4 dated June 4, 2004*).
4.5	Form of Global 6.70% Senior Debentures due 2034 (included in Exhibit 4.2 to Form S-4 dated June 4, 2004*).
4.6	$400 million Credit Agreement dated March 11, 2005 among CNF and various financial institutions (Exhibit 4.9 to CNF’s Form 10-K for the year ended December 31, 2004*).
4.7	Subsidiary Guaranty Agreement dated as of March 11, 2005, made by Con-Way Transportation Services, Inc., Menlo Worldwide, LLC and Menlo Logistics Inc. in favor of the banks referred to in 4.6 (Exhibit 4.10 to CNF’s Form 10-K for the year ended December 31, 2004*).

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

(10)	Material contracts:
10.1	Distribution Agreement between Consolidated Freightways, Inc., and Consolidated Freightways Corporation dated November 25, 1996 (Exhibit 10.34 to CNF’s Form 10-K for the year ended December 31, 1996*).
10.2	Employee Benefit Matters Agreement by and between Consolidated Freightways, Inc. and Consolidated Freightways Corporation dated December 2, 1996 (Exhibit 10.33 to CNF’s form 10-K for the year ended December 31, 1996*#).
10.3	Transition Services Agreement between CNF Service Company, Inc. and Consolidated Freightways Corporation dated December 2, 1996 (Exhibit to CNF’s Form 10-K for the year ended December 31, 1996*).
10.4	Tax Sharing Agreement between Consolidated Freightways, Inc., and Consolidated Freightways Corporation dated December 2, 1996 (Exhibit to CNF’s Form 10-K for the year ended December 31, 1996*).
10.5	Stock Purchase Agreement between CNF Inc. and Menlo Worldwide, LLC and United Parcel Service dated October 5, 2004 (Exhibit 99.1 to CNF’s Form 8-K dated October 6, 2004*).
10.6	Amendment No. 1 dated December 17, 2004 to the Stock Purchase Agreement between CNF Inc. and Menlo Worldwide, LLC and United Parcel Service dated October 5, 2004 (Exhibit 99.1 to CNF’s Form 8-K dated December 21, 2004*).

Exhibit No.

10.7	Transition Services Agreement between CNF Inc and Menlo Worldwide, LLC and United Parcel Service date October 5, 2004 (Exhibit 99.1 to CNF’s Form 8-K dated October 6, 2004*).
10.8	Summary of Certain Compensation Arrangements (Exhibit 10.3 to CNF’s Form 10-Q for the quarter ended March 31, 2005*#).
10.9	Summary of Certain Compensation Arrangements.#
10.10	Summary of Material Executive Employee Agreements (Item 1.01 to CNF’s Report on Form 8-K filed on June 6, 2005*#).
10.11	1997 Equity and Incentive Plan (2006 Amendment and Restatement) (Exhibit 99.7 to CNF’s Report on Form 8-K filed on December 6, 2005*#).
10.12	CNF Inc. Value Management Plan (2006 Amendment and Restatement) (Exhibit 99.8 to CNF’s Report on Form 8-K filed on December 6, 2005*#).
10.13	CNF Inc. Summary of Incentive Compensation plans for 2006.#
10.14	Restricted Stock Award Agreement between CNF Inc. and Douglas W. Stotlar dated December 17, 2004 (Exhibit 10.75 to CNF’s Form 10-K for the year ended December 31, 2004*#).
10.15	Stock Option Agreement between CNF Inc. and Douglas W. Stotlar dated December 17, 2004 (Exhibit 10.76 to CNF’s Form 10-K for the year ended December 31, 2004*#).
10.16	Form of Stock Option Agreement (Exhibit 99.10 to CNF’s Report on Form 8-K filed on December 6, 2005*#).
10.17	Form of Restricted Stock Award Agreement (Exhibit 99.11 to CNF’s Report on Form 8-K filed on December 6, 2005*#).
10.18	Supplemental Retirement Plan dated January 1, 1990 (Exhibit 10.31 to CNF’s Form 10-K for the year ended December 31, 1993*#).
10.19	Supplemental Excess Retirement Plan dated January 1, 2005 (Exhibit 99.4 to CNF’s Form 8-K dated December 8, 2004*#).
10.20	CNF Inc. Deferred Compensation Plan for Executives 1998 Restatement (Exhibit 10.20 to CNF’s Form 10-K for the year ended December 31, 1997*#).
10.21	Amendment No. 1 dated June 28, 1999, to the Deferred Compensation Plan for Executives 1998 Restatement (Exhibit 10.30 to CNF’s Form 10-K for the year ended December 31, 2002*#).
10.22	Amendment No. 2 dated August 21, 2000, to the Deferred Compensation Plan for Executives 1998 Restatement (Exhibit 10.31 to CNF’s Form 10-K for the year ended December 31, 2002*#).
10.23	Amendment No. 3 dated January 29, 2001, to the Deferred Compensation Plan for Executives 1998 Restatement (Exhibit 10.32 to CNF’s Form 10-K for the year ended December 31, 2002*#).
10.24	Amendment No. 4 dated May 14, 2001, to the Deferred Compensation Plan for Executives 1998 Restatement (Exhibit 10.33 to CNF’s Form 10-K for the year ended December 31, 2002*#).
10.25	Amendment No. 5 dated December 4, 2001 to the Deferred Compensation Plan for Executives 1998 Restatement (Exhibit 10.34 to CNF’s Form 10-K for the year ended December 31, 2002*#).
10.26	2005 Deferred Compensation Plan for Executives, as amended (Exhibit 99.9 to CNF’s Report on Form 8-K filed on December 6, 2005*#).
10.27	CNF Inc. Nonqualified Executive Benefit Plans Trust Agreement 2004 Restatement dated as of December 30, 2004 between CNF Inc. and Wachovia Bank, NA (Exhibit 10.5 to CNF’s Form 10-Q dated May 10, 2005*#).
10.28	Form of CNF Inc. Tier I Severance Agreement (Exhibit 99.1 to CNF’s Report on Form 8-K filed on December 6, 2005*#).

Exhibit No.

10.29	Form of Subsidiary Tier I Severance Agreement (Exhibit 99.2 to CNF’s Report on Form 8-K filed on December 6, 2005*#).
10.30	Form of CNF Inc. Tier II Severance Agreement (Exhibit 99.3 to CNF’s Report on Form 8-K filed on December 6, 2005*#).
10.31	Form of Subsidiary Tier II Severance Agreement (Exhibit 99.4 to CNF’s Report on Form 8-K filed on December 6, 2005*#).
10.32	Form of Tier II Vector SCM, LLC Agreement (Exhibit 99.5 to CNF’s Report on Form 8-K filed on December 6, 2005*#).
10.33	Amended and Restated Executive Severance Plan (Exhibit 99.6 to CNF’s Report on Form 8-K filed on December 6, 2005*#).
10.34	CNF Inc. 2003 Equity Incentive Plan for Non-Employee Directors(Exhibit 10.2 to CNF’s Form 10-Q for the quarter ended March 31, 2005*#).
10.35	Form of Restricted Stock Award Agreement for directors of CNF (Exhibit 99.1 to CNF’s Form 8-K dated April 28, 2005*#).
10.36	CNF Inc. Deferred Compensation Plan for Directors 1998 Restatement (Exhibit 10.34 to CNF’s Form 10-K for the year ended December 31, 1997*#).
10.37	2005 Deferred Compensation Plan for Non-Employee Directors effective January 1, 2005 (Exhibit 99.2 to CNF’s Form 8-K dated December 8, 2004*#).
10.38	CNF Inc. Nonqualified Director Benefit Plans Trust Agreement 2004 Restatement dated as of December 30, 2004 between CNF Inc. and Wachovia Bank, NA (Exhibit 10.6 to CNF’s Form 10-Q dated May 10, 2005*#).
10.39	Directors’ 24-Hour Accidental Death and Dismemberment Plan (Exhibit 10.32 to CNF’s Form 10-K for the year ended December 31, 1993*#).
10.40	Directors’ Business Travel Insurance Plan (Exhibit 10.36 to CNF’s Form 10-K for the year ended December 31, 1993*#).
10.41	[Emery Air Freight Plan for Retirees, effective October 31, 1987 (Exhibit 4.23 to the Emery Air Freight Corporation Quarterly Report on Form 10-Q dated November 16, 1987*#).]
(12)	Computation of ratios of earnings to fixed charges.
(21)	Significant Subsidiaries of CNF.
(23)	Consent of Independent Registered Public Accounting Firm.
(31)	Certification of Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional documents:
99.1	CNF Inc. 2005 Notice of Annual Meeting and Proxy Statement filed on Form DEF 14A. (Only those portions referenced herein are incorporated in this Form 10-K. Other portions are not required and, therefore, are not “filed” as a part of this Form 10-K. *).
99.2	Note Agreement dated as of July 17, 1989, between the ESOP, Consolidated Freightways, Inc. and the Note Purchasers named therein. (Exhibit 28.1 as filed on Form SE dated July 21, 1989*).
99.3	Guarantee and Agreement dated as of July 17, 1989, delivered by Consolidated Freightways, Inc. (Exhibit 28.2 as filed on Form SE dated July 21, 1989*).

Footnotes to Exhibit Index

*	Previously filed with the Securities and Exchange Commission and incorporated herein by reference.

#	Designates a contract or compensation plan for Management or Directors.