Form 10-Q
period 2006-03-31
Con-way Inc.
filed 2006-05-09
CIK 23675

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---            SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2006

                                     OR

           ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the transition period from   N/A   to   N/A
                                             -----      -----

                        COMMISSION FILE NUMBER 1-5046

                                Con-way Inc.

                    Incorporated in the State of Delaware
                I.R.S. Employer Identification No. 94-1444798

         2855 Campus Drive, Suite 300, San Mateo, California  94403
                       Telephone Number (650) 378-5200

                                  CNF Inc.
                                (Former name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No
   ---      ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer  X   Accelerated filer      Non-accelerated filer
                        ---                    ---                        ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No  X
    ---     ---


             Number of shares of Common Stock, $.625 par value,
                outstanding as of April 30, 2006:  51,732,923





                                CON-WAY INC.
                                  FORM 10-Q
                       Quarter Ended March 31, 2006

_______________________________________________________________________________
_______________________________________________________________________________

                                    INDEX



PART I.FINANCIAL INFORMATION                                        Page

   Item 1. Financial Statements

           Consolidated Balance Sheets -
             March 31, 2006 and December 31, 2005                     3

           Statements of Consolidated Income -
             Three Months Ended March 31, 2006 and 2005               5

           Statements of Consolidated Cash Flows -
             Three Months Ended March 31, 2006 and 2005               6

           Notes to Consolidated Financial Statements                 7

   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     18

   Item 3. Quantitative and Qualitative Disclosures about
             Market Risk                                             32

   Item 4. Controls and Procedures                                   33


PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                         34

   Item 1A.Risk Factors                                              34

   Item 2. Unregistered Sales of Equity Securities and
             Use of Proceeds                                         34

   Item 4. Submission of Matters to a Vote of Security Holders       35

   Item 6. Exhibits                                                  36

   Signatures                                                        37






                        PART I. FINANCIAL INFORMATION



 ITEM 1.  FINANCIAL STATEMENTS


                                CON-WAY INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                           (Dollars in thousands)



                                                     March 31,   December 31,
ASSETS                                                 2006          2005
                                                   ------------  ------------

Current Assets
  Cash and cash equivalents                        $   475,300   $   514,334
  Marketable securities                                253,855       202,350
  Trade accounts receivable, net                       543,560       548,896
  Other accounts receivable                             22,726        42,529
  Operating supplies, at lower of
   average cost or market                               21,319        19,069
  Prepaid expenses (Note 1)                             65,673        53,916
  Deferred income taxes                                 50,147        49,812
  Assets of discontinued operations (Note 2)            13,141        13,141
                                                   ------------  ------------
    Total Current Assets                             1,445,721     1,444,047
                                                   ------------  ------------

Property, Plant and Equipment, at cost
  Land                                                 150,389       150,413
  Buildings and leasehold improvements                 665,318       649,941
  Revenue equipment                                    803,330       778,958
  Other equipment                                      225,943       219,545
                                                   ------------  ------------
                                                     1,844,980     1,798,857
  Accumulated depreciation and amortization           (868,071)     (847,315)
                                                   ------------  ------------
                                                       976,909       951,542
                                                   ------------  ------------

Other Assets
  Deferred charges and other assets                     43,170        40,691
  Capitalized software, net                             44,597        44,292
                                                   ------------  ------------
                                                        87,767        84,983
                                                   ------------  ------------
Total Assets                                       $ 2,510,397   $ 2,480,572
                                                   ============  ============


      The accompanying notes are an integral part of these statements.



                               CON-WAY INC.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
              (Dollars in thousands except per share amounts)



                                                     March 31,   December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                   2006          2005
                                                   ------------  ------------
Current Liabilities
  Accounts payable                                 $   292,658   $   276,097
  Accrued liabilities                                  207,322       214,883
  Self-insurance accruals                               90,230        91,354
  Current maturities of long-term debt                  18,633        15,033
  Liabilities of discontinued operations (Note 2)       34,314        34,129
                                                   ------------  ------------
    Total Current Liabilities                          643,157       631,496

Long-Term Liabilities
  Long-term debt and guarantees                        561,609       581,469
  Self-insurance accruals                              104,591       102,416
  Employee benefits (Note 4)                           224,358       212,824
  Other liabilities and deferred credits (Note 1)       31,927        18,714
  Deferred income taxes                                 24,245        22,735
                                                   ------------  ------------
    Total Liabilities                                1,589,887     1,569,654
                                                   ------------  ------------

Commitments and Contingencies (Note 8)

Shareholders' Equity
  Preferred stock, no par value; authorized
   5,000,000 shares:  Series B, 8.5% cumulative,
   convertible, $.01 stated value; designated
   1,100,000 shares; issued 632,850 and
   641,359 shares, respectively                              6             6
  Additional paid-in capital, preferred stock           96,250        97,544
  Deferred compensation, Thrift and Stock Plan         (38,343)      (40,628)
                                                   ------------  ------------
    Total Preferred Shareholders' Equity                57,913        56,922
                                                   ------------  ------------

  Common stock, $.625 par value; authorized
   100,000,000 shares; issued 61,336,069 and
   61,204,263 shares, respectively                      38,257        38,253
  Additional paid-in capital, common stock             532,398       528,743
  Retained earnings                                    660,023       620,565
  Deferred compensation, nonvested stock (Note 7)           --        (3,078)
  Cost of repurchased common stock (Note 6)
   (9,648,749 and 8,928,008 shares, respectively)     (331,480)     (293,380)
                                                   ------------  ------------
    Total Common Shareholders' Equity                  899,198       891,103
                                                   ------------  ------------
  Accumulated Other Comprehensive Loss (Note 5)        (36,601)      (37,107)
                                                   ------------  ------------
    Total Shareholders' Equity                         920,510       910,918
                                                   ------------  ------------
      Total Liabilities and Shareholders' Equity   $ 2,510,397   $ 2,480,572
                                                   ============  ============


     The accompanying notes are an integral part of these statements.



                                CON-WAY INC.
                     STATEMENTS OF CONSOLIDATED INCOME
                                (Unaudited)
              (Dollars in thousands except per share amounts)



                                                       Three Months Ended
                                                           March 31,
                                                   --------------------------
                                                       2006          2005
                                                   ------------  ------------
Revenues                                           $ 1,058,147       947,683

Costs and Expenses
  Operating expenses                                   857,696       768,733
  Selling, general and administrative
   expenses (Note 7)                                    91,575        79,226
  Depreciation                                          32,142        26,468
                                                   ------------  ------------
                                                       981,413       874,427
                                                   ------------  ------------
Operating Income                                        76,734        73,256
                                                   ------------  ------------

Other Income (Expense)
  Investment income                                      6,942         4,627
  Interest expense                                      (8,148)      (10,466)
  Miscellaneous, net                                       186        (1,604)
                                                   ------------  ------------
                                                        (1,020)       (7,443)
                                                   ------------  ------------
Income from Continuing Operations Before Taxes          75,714        65,813
  Income Tax Provision                                  28,474        24,962
                                                   ------------  ------------

Income from Continuing Operations                       47,240        40,851
                                                   ------------  ------------

Discontinued Operations, net of tax (Note 2)
  Loss from Disposal                                      (806)       (9,776)
                                                   ------------  ------------
                                                          (806)       (9,776)

Net Income                                              46,434        31,075
  Preferred Stock Dividends                              1,763         1,989
                                                   ------------  ------------

Net Income Available to Common Shareholders        $    44,671   $    29,086
                                                   ============  ============

Weighted-Average Common Shares
 Outstanding (Note 1)
   Basic                                            51,921,645    52,348,984
   Diluted                                          55,381,912    56,610,719

Earnings (Loss) per Common Share (Note 1)
   Basic
     Net Income from Continuing Operations         $      0.88   $      0.74
     Loss from Disposal, net of tax                      (0.02)        (0.18)
                                                   ------------  ------------
     Net Income Available to Common Shareholders   $      0.86   $      0.56
                                                   ============  ============

   Diluted
     Net Income from Continuing Operations         $      0.83   $      0.69
     Loss from Disposal, net of tax                      (0.02)        (0.17)
                                                   ------------  ------------
     Net Income Available to Common Shareholders   $      0.81   $      0.52
                                                   ============  ============


      The accompanying notes are an integral part of these statements.



                                CON-WAY INC.
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                                (Unaudited)
                           (Dollars in thousands)


                                                       Three Months Ended
                                                           March 31,
                                                   --------------------------
                                                       2006          2005
                                                   ------------  ------------

Cash and Cash Equivalents, Beginning of Period     $   514,334   $   346,897

Operating Activities
Net income                                              46,434        31,075
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Discontinued operations, net of tax                     806         9,776
   Depreciation and amortization, net of accretion      34,414        29,271
   Increase (Decrease) in deferred income taxes          1,272        (3,361)
   Amortization of deferred compensation                 2,285         2,865
   Share-based compensation (Note 7)                     1,488            --
   Provision for uncollectible accounts                    556           908
   Equity in earnings of joint venture                  (4,194)       (4,035)
   Loss (Gain) from sales of property and
    equipment, net                                          25           (37)
   Changes in assets and liabilities:
     Receivables                                        (1,105)      (33,825)
     Prepaid expenses                                  (11,757)       (2,216)
     Accounts payable                                   18,798        (4,386)
     Accrued incentive compensation                    (18,227)      (38,868)
     Accrued liabilities, excluding accrued
      incentive compensation                            11,008        11,777
     Self-insurance accruals                             1,051        (2,807)
     Income taxes                                       23,885        21,340
     Employee benefits                                  11,534        10,503
     Deferred charges and credits                       20,996        17,082
     Other                                              (8,478)       (8,026)
                                                   ------------  ------------
    Net Cash Provided by Operating Activities          130,791        37,036
                                                   ------------  ------------

Investing Activities
  Capital expenditures                                 (58,480)      (26,991)
  Software expenditures                                 (3,679)       (2,471)
  Proceeds from sales of property
   and equipment, net                                    1,521           497
  Proceeds from sale of discontinued operations             --        29,366
  Net decrease (increase) in marketable securities     (51,505)      282,475
                                                   ------------  ------------
    Net Cash Provided by (Used in) Investing
     Activities                                       (112,143)      282,876
                                                   ------------  ------------

Financing Activities
  Repayment of long-term debt and guarantees           (15,008)      (12,708)
  Proceeds from exercise of stock options                4,168        26,064
  Excess tax benefit from stock
   option exercises (Note 7)                               405            --
  Payments of common dividends                          (5,213)       (5,276)
  Payments of preferred dividends                       (4,311)       (4,861)
  Repurchases of common stock                          (37,481)      (32,264)
                                                   ------------  ------------
    Net Cash Used in Financing Activities              (57,440)      (29,045)
                                                   ------------  ------------

    Net Cash Provided by (Used in) Continuing
     Operations                                        (38,792)      290,867
                                                   ------------  ------------

Discontinued Operations
  Net Cash Used in Operating Activities                   (242)      (10,557)
                                                   ------------  ------------
    Net Cash Used in Discontinued Operations              (242)      (10,557)
                                                   ------------  ------------

    Increase (Decrease) in Cash and
     Cash Equivalents                                  (39,034)      280,310
                                                   ------------  ------------
Cash and Cash Equivalents, End of Period           $   475,300   $   627,207
                                                   ============  ============

Supplemental Disclosure
  Cash paid for income taxes, net                  $     3,380   $     6,188
                                                   ============  ============
  Cash paid for interest, net of
   amounts capitalized                             $     1,288   $     2,098
                                                   ============  ============


      The accompanying notes are an integral part of these statements.



                                CON-WAY INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.  Principal Accounting Policies

Organization

The term "Con-way" or "Company" refers to Con-way Inc., formerly CNF Inc., and subsidiaries. On April 18, 2006, shareholders approved management's proposal to change the Company's name to Con-way Inc. from CNF Inc. The corporate name change marks the launch of a strategy to bring the Company's operations under a single master brand. Company management and the Board of Directors believe that the corporate name change and the re-branding initiative will result in better understanding of the Company's core businesses, operating strengths, corporate culture and values, thereby enabling the Company to compete more effectively in the markets it serves. Included in the initiative is a new Con-way logo and graphic identity. Refer to Note 3, "Reporting Segments," for additional discussion of organizational changes.

Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the accompanying consolidated financial statements of Con-way Inc. and its wholly owned subsidiaries have been prepared by Con-way, without audit by an independent registered public accounting firm. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements included in Con-way's 2005 Annual Report on Form 10-K. Results for the periods presented are not necessarily indicative of annual results.

In December of 2004, Con-way completed the sale of Menlo Worldwide Forwarding, Inc. and its subsidiaries and Menlo Worldwide Expedite!, Inc. (hereinafter collectively referred to as "MWF") to United Parcel Service, Inc. and United Parcel Service of America, Inc. (collectively, "UPS"). As a result, for the periods presented, the results of operations, net liabilities, and cash flows of the Menlo Worldwide Forwarding ("Forwarding") segment have been segregated and reported as discontinued operations, as more fully discussed in Note 2, "Discontinued Operations." In addition to MWF, the Forwarding segment also includes Emery Worldwide Airlines, Inc. ("EWA"), a separate wholly owned subsidiary of Con-way, which was not sold to UPS.


Earnings per Share ("EPS")

Basic EPS is computed by dividing reported earnings (loss) by the weighted-average common shares outstanding. Diluted EPS is calculated as follows:


 (Dollars in thousands except per share data)          Three Months Ended
                                                        March 31,
                                                 --------------------------
                                                     2006          2005
                                                 ------------  ------------
 Numerator:
  Continuing operations (after preferred stock
   dividends), as reported                       $    45,477   $    38,862
     Add-backs:
       Dividends on Series B preferred
        stock, net of replacement funding                255           264
                                                 ------------  ------------
  Continuing operations                               45,732        39,126
                                                 ------------  ------------
  Discontinued operations                               (806)       (9,776)
                                                 ------------  ------------
  Available to common shareholders               $    44,926   $    29,350
                                                 ============  ============

Denominator:

  Weighted-average common shares outstanding      51,921,645    52,348,984
  Stock options and nonvested stock                  480,805     1,086,424
  Series B preferred stock                         2,979,462     3,175,311
                                                 ------------  ------------
                                                  55,381,912    56,610,719
                                                 ============  ============

 Anti-dilutive stock options not included in
   denominator                                       598,335        44,000
                                                 ============  ============

 Earnings (Loss) per Diluted Share:
   Continuing operations                         $      0.83   $      0.69
   Discontinued operations                             (0.02)        (0.17)
                                                 ------------  ------------
   Available to common shareholders              $      0.81    $     0.52
                                                 ============  ============


Self-Insurance Accruals

Con-way uses a combination of insurance and self-insurance programs to provide for the costs of medical, casualty, liability, vehicular, cargo, and workers' compensation claims. Con-way participates in a reinsurance pool to reinsure a portion of its workers' compensation liabilities, as more fully discussed in Note 1, "Principal Accounting Policies - Self-Insurance Accruals," of Item 8, "Financial Statements and Supplementary Data," in Con-way's 2005 Annual Report on Form 10-K. Annually, each participant in the pool reinsures claims with the pool and assumes claims of an approximately equal amount. Reinsurance does not relieve Con-way of its liabilities under the original policy. In the 2006 plan year, Con-way increased its participation in the reinsurance pool when compared to the 2005 plan year. Con-way's higher participation level resulted in a $13.9 million increase in the amount of premiums reported as prepaid by Con-way to its counterparties and the amount of premiums prepaid by insurance counterparties to Con-way, as reported in the Consolidated Balance Sheets in prepaid expenses and deferred credits, respectively.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), a revision of SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123") that supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and its related implementation guidance. SFAS 123R eliminates the alternative to use APB 25's intrinsic-value method of accounting that was provided in SFAS 123 as originally issued, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions) over the period during which an employee is required to provide service in exchange for the award. The adoption of SFAS 123R also requires new disclosures and additional accounting related to income taxes, earnings per share, and the cash flow effects of share-based compensation. See Note 7, "Share-Based Compensation" for more information on the effects of the new accounting standard.

Reclassification

Certain amounts in the prior-period financial statements have been reclassified to conform to the current-period presentation.

In the third quarter of 2005, Con-way reclassified the reporting of a $29.4 million first-quarter payment from UPS in the Consolidated Statements of Cash Flows. The first-quarter payment, which is more fully discussed below in
Note 2, "Discontinued Operations," has been reclassified to investing activities from operating activities, where it was reported in Con-way's 2005 first- and second-quarter reports on Form 10-Q.

In the fourth quarter of 2005, Con-way reclassified the reporting of variable-rate demand notes in its financial statements from cash and cash equivalents to marketable securities. In the Consolidated Statements of Cash Flows for the three months ended March 31, 2005, the revised classification of these securities decreased beginning cash and cash equivalents by $40.0 million and reduced investing activities by $7.9 million from the amounts reported in Con-way's 2005 first-quarter report on Form 10-Q.

2.  Discontinued Operations

Discontinued operations in the periods presented relate to the sale of MWF, and to the shut-down of EWA and its terminated Priority Mail contract with the U.S. Postal Service ("USPS"). The results of operations, net liabilities, and cash flows of discontinued operations have been segregated from continuing operations, except where otherwise noted.

Results of discontinued operations are summarized below:

                                                      Three Months Ended
                                                          March 31,
                                                 --------------------------
 (Dollars in thousands)                              2006          2005
                                                 ------------  ------------
 Loss from Disposal, net of tax
  MWF                                            $      (380)  $    (9,776)
  EWA                                                   (426)           --
                                                 ------------  ------------
                                                 $      (806)  $    (9,776)
                                                 ============  ============

The assets and liabilities of discontinued operations are presented in the Consolidated Balance Sheets under the captions "Assets (or Liabilities) of Discontinued Operations." At March 31, 2006 and December 31, 2005, assets of discontinued operations consisted of deferred income taxes of $13.1 million, while liabilities of discontinued operations consisted of accrued liabilities of $34.3 million and $34.1 million, respectively.


MWF

On October 5, 2004, Con-way and Menlo Worldwide, LLC ("MW") entered into a stock purchase agreement with UPS to sell all of the issued and outstanding capital stock of MWF. Con-way completed the sale on December 19, 2004, as more fully discussed below. The stock purchase agreement excludes certain assets and liabilities of MWF and includes certain assets and liabilities of Con-way or its subsidiaries related to the business conducted by MWF. Among the assets and liabilities so excluded are those related to EWA, and the obligation related to MWF employees covered under Con-way's domestic pension, postretirement medical and long-term disability plans. Under the agreement, UPS agreed to pay to Con-way an amount equal to MWF's cash position as of December 31, 2004, and to pay the estimated present value of Con-way's retained obligations related to MWF employees covered under Con-way's long-term disability and postretirement medical plans, as agreed to by the parties. Under the stock purchase agreement, Con-way has agreed to a three-year non-compete covenant that, subject to certain exceptions, will limit Con-way's annual air freight and ocean forwarding and/or customs brokerage revenues to $175 million through Con-way's 2007 fiscal year. Con-way has also agreed to indemnify UPS against certain losses that UPS may incur after the closing of the sale with certain limitations. Any losses related to these indemnification obligations or any other costs, including any future cash expenditures, related to the sale that have not been estimated and recognized at this time will be recognized in future periods as an additional loss from disposal when and if incurred.

Upon completion of the sale of MWF on December 19, 2004, Con-way received cash consideration of $150 million, subject to certain post-closing adjustments, including adjustments for cash held by MWF at closing and MWF's net working capital as of closing. Following settlement of the MWF cash balance in March 2005, Con-way received cash of $29.4 million and recognized a first-quarter net loss from disposal of $9.8 million, primarily to recognize the difference between the actual cash received and Con-way's estimate of the cash position, as reported in Other Accounts Receivable in the Consolidated Balance Sheets at December 31, 2004, and to accrue additional estimated transaction costs.

See Note 2, "Discontinued Operations," in Item 8, "Financial Statements and Supplementary Data," of Con-way's 2005 Annual Report on Form 10-K for a complete description of the disposition of MWF, including a discussion of losses from impairment and disposal of MWF and of cash payments received from UPS in connection with sale of MWF.

EWA

The results of EWA relate to the cessation of its air-carrier operations in 2001 and to the termination of its Priority Mail contract with the USPS in 2000. EWA's estimated loss reserves increased to $34.3 million at March 31, 2006 from $34.1 million at December 31, 2005 due primarily to accruals for legal costs. EWA's remaining loss reserves at March 31, 2006 were reported in Liabilities of Discontinued Operations and consisted mostly of Con-way's estimated exposure related to the labor matters described below, and other litigation-related losses, as more fully discussed in Note 8, "Commitments and Contingencies."

In connection with the cessation of its air-carrier operations in 2001, EWA terminated the employment of all of its pilots and crew members. Those pilots and crew members are represented by the Air Line Pilots Association ("ALPA") union under a collective bargaining agreement. Subsequently, ALPA filed a grievance on behalf of the pilots and crew members protesting the cessation of EWA's air-carrier operations and MWF's use of other air carriers. The ALPA matters are the subject of litigation in U.S. District Court and, depending on the outcome of that litigation, may be subject to binding arbitration. Based on Con-way's current evaluation, management believes that it has provided for its estimated exposure related to the ALPA matters. However, there can be no assurance in this regard as Con-way cannot predict with certainty the ultimate outcome of these matters.

3.  Reporting Segments

Con-way discloses segment information in the manner in which the components are organized for making operating decisions, assessing performance and allocating resources. As more fully discussed in Note 1, "Principal Accounting Policies - Organization," shareholders on April 18, 2006 approved management's proposal to change the Company's name to Con-way Inc. As a part of the strategy to bring the Company's operations under a single master brand, reporting units and segments were revised as described below.

For financial reporting purposes, Con-way is divided into three reporting segments: Con-way Freight and Transportation, Menlo Worldwide and Con-way Other. Menlo Worldwide consists of the operating results of Menlo Worldwide Logistics ("Logistics") and Vector SCM, LLC ("Vector"), a joint venture with General Motors ("GM") that is accounted for as an equity-method investment. Certain corporate activities are reported in the Con-way Other reporting segment.

Con-way Freight and Transportation includes the combined operating results of Con-way Freight and Con-way Transportation. Con-way Freight includes the U.S. less-than-truckload ("LTL") companies, formerly known as Con-Way Western Express, Con-Way Central Express and Con-Way Southern Express, which will be converted to the single Con-way Freight logo and colors. Also included in Con-way Freight are Con-Way Canada Express, which will be renamed Con-way Canada, and Con-way Mexico. Collectively, these units provide primarily next-day and second-day LTL freight transportation throughout the U.S., Canada and Mexico within an integrated regional carrier network. Con-way Transportation provides asset-based regional and transcontinental full-truckload services, dedicated expediting throughout North America, domestic brokerage services for truckload and intermodal shipments and air forwarding throughout North America. Under the new master brand initiative, the former Con-Way NOW expediting and Con-Way Full Load brokerage units are renamed, collectively, Con-way Expedite and Brokerage. Air forwarding unit Con-Way Air becomes Con-way Forwarding. Con-way Truckload will retain its existing name. Also within Con-way Transportation is the corporation's trailer manufacturing company, Road Systems, which was previously reported in the Con-way Other reporting segment, and which will also retain its existing name.

Logistics and Vector will continue to operate under their existing names within the corporate Con-way master brand. Con-way is currently examining global trademark issues and requirements. Once the research is completed, a decision to migrate the Menlo name to Con-way will be considered. In April 2005, the former Con-Way Logistics was integrated with Logistics.

As a result of the integration of the former Con-Way Logistics with Menlo Worldwide Logistics and the inclusion of Road Systems in the Con-way Freight and Transportation reporting segment rather than the Con-way Other reporting segment, prior-period segment results have been reclassified to conform to the current-period presentation.

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

 (Dollars in thousands)                              Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                    2006           2005
                                                 ------------  ------------
Revenues from External Customers
  Con-way Freight and Transportation             $   708,285   $   645,734
  Menlo Worldwide Logistics                          349,862       301,949
                                                 ------------  ------------
                                                 $ 1,058,147   $   947,683
                                                 ============  ============

Inter-segment Revenues
  Con-way Freight and Transportation             $    23,209   $    15,580
                                                 ------------  ------------
                                                 $    23,209   $    15,580
                                                 ============  ============

Revenues before Inter-segment
 Eliminations
   Con-way Freight and Transportation            $   731,494   $   661,314
   Menlo Worldwide Logistics                         349,862       301,949
   Inter-segment Revenue Eliminations                (23,209)      (15,580)
                                                 ------------  ------------
                                                 $ 1,058,147   $   947,683
                                                 ============  ============
Operating Income
  Con-way Freight and Transportation             $    65,629   $    63,560
  Menlo Worldwide
    Logistics                                          6,185         5,030
    Vector                                             5,272         4,035
                                                 ------------  ------------
                                                      11,457         9,065
                                                 ------------  ------------
  Con-way Other                                          726           631
                                                 ------------  ------------
                                                 $    77,812   $    73,256
                                                 ------------  ------------
Reconciliation of segments to
 consolidated amount:
   Income tax related to Vector,
    an equity-method investment                       (1,078)           --
                                                 ------------  ------------
                                                 $    76,734   $    73,256
                                                 ============  ============


4.  Employee Benefit Plans

Employees of Con-way and its subsidiaries in the U.S. are covered under several defined benefit pension plans ("Pension Plans") and a postretirement medical plan ("Postretirement Plan"). The Pension Plans consist of a plan that covers the non-contractual employees and former employees of both continuing and discontinued operations (the "Retirement Plan") and certain pension plans that cover only the former employees of the discontinued Forwarding segment (the "Forwarding Plans"). Con-way completed the sale of MWF in December 2004 and retained the obligations related to the MWF employees covered under the Retirement Plan and the Postretirement Plan as well as the net prepaid benefit cost related to the Forwarding Plans.

The employee benefit plan interim disclosures presented below are provided only for the Retirement Plan and the Postretirement Plan, including employees and former employees of both continuing and discontinued operations who are covered by those plans. As more fully discussed in Note 9, "Benefit Plans," of Item 8, "Financial Statements and Supplementary Data" in Con-way's 2005 Annual Report on Form 10-K, the benefit expense associated with employees of MWF and EWA covered under the Retirement Plan and Postretirement Plan is reported in the Consolidated Statements of Income as discontinued operations in 2005, but is reported as continuing operations in 2006.

Retirement Plan

The following table summarizes the components of net periodic benefit expense for the Retirement Plan:


                                                     Three Months Ended
                                                          March 31,
                                                 --------------------------
 (Dollars in thousands)                             2006            2005
                                                 ------------  ------------

Service cost - benefits earned during the
 quarter                                         $    13,941   $    11,884
Interest cost on benefit obligation                   14,279        12,864
Expected return on plan assets                       (17,442)      (14,604)
Net amortization and deferral                          1,658           561
                                                 ------------  ------------
     Net periodic benefit expense                $    12,436   $    10,705
                                                 ============  ============



In the presentation above, the portion of benefit expense that relates to discontinued operations was immaterial for the periods presented.

Con-way currently estimates that it will contribute $75 million to its Pension Plans in 2006, including a $25 million contribution paid in April 2006.

Postretirement Plan

The following table summarizes the components of net periodic benefit expense for the Postretirement Plan:


                                                     Three Months Ended
                                                          March 31,
                                                 --------------------------
(Dollars in thousands)                               2006           2005
                                                 ------------  ------------
Service cost - benefits earned during the
 quarter                                         $       528   $       141
Interest cost on benefit obligation                    1,549           563
Net amortization and deferral                            516            30
                                                 ------------  ------------
  Net periodic benefit expense                   $     2,593   $       734
                                                 ============  ============


In the presentation above, the portion of benefit expense that relates to discontinued operations was immaterial for the periods presented.


5.  Comprehensive Income

Comprehensive income, which is a measure of all changes in equity except those resulting from investments by owners and distributions to owners, was as follows:

 (Dollars in thousands)                              Three Months Ended
                                                         March 31,
                                                 --------------------------
                                                     2006         2005
                                                 ------------  ------------

Net income                                       $    46,434   $    31,075

Other comprehensive income:
  Foreign currency translation adjustment                506           388
                                                 ------------  ------------
                                                         506           388
                                                 ------------  ------------
  Comprehensive income                           $    46,940   $    31,463
                                                 ============  ============

The following is a summary of the components of Accumulated Other
Comprehensive Loss:

                                                   March 31,   December 31,
 (Dollars in thousands)                              2006          2005
                                                 ------------  ------------

Accumulated foreign currency translation
 adjustments                                     $      (426)  $      (932)
Minimum pension liability adjustment,
 net of tax                                          (36,175)      (36,175)
                                                 ------------  ------------
   Accumulated other comprehensive loss          $   (36,601)  $   (37,107)
                                                 ============  ============

6.  Common Stock Repurchase Program

In January 2005, the Board of Directors authorized the repurchase of up to $300 million in Con-way's common stock from time to time during a two-year period in open-market and privately negotiated transactions. On April 24, 2006, Con-way's Board of Directors authorized an expanded repurchase program that replaces the $300 million program approved in January 2005 and provides for the repurchase of up to $400 million in common stock through the end of
the second quarter of 2007.   Under the now-replaced program, Con-way
repurchased common stock of $189.6 million from January 1, 2005 through April 24, 2006, and no additional shares will be repurchased under that program. Under the new program, Con-way is authorized to repurchase an additional $400.0 million of common stock through open market purchases and privately negotiated transactions from time to time in such amounts as management deems appropriate.

7.  Share-Based Compensation

Under terms of Con-way's share-based compensation plans, officers and directors are granted options to purchase Con-way's common stock and, in some cases, are awarded nonvested shares of Con-way's common stock (also known as restricted stock). Stock options are granted at prices equal to the market value of the common stock on the date of grant and expire 10 years from the date of grant. Generally, stock options are granted with three- or four-year graded-vesting terms, under which one-third or one-fourth of the award vests each year, respectively. Stock options granted in and after December 2004 generally have three-year graded-vesting terms, while stock options issued before that date generally have four-year graded-vesting terms. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the stock option plans). Shares of nonvested stock are valued at the market price of Con-way's common stock at the date of award and are generally granted with three-year graded-vesting terms. At March 31, 2006, Con-way had 3,306,064 common shares available for the grant of stock options, restricted stock, or other share-based compensation under its equity plans. On April 18, 2006, Con-way's shareholders approved a new 2006 equity and incentive plan, under which up to 6,200,000 common shares are available for the grant of stock options, restricted stock, or other share-based compensation. No further awards will be made under Con-way's 1997 equity and incentive plan, and the 3,120,838 common shares that were remaining under that plan will not be issued. On April 25, 2006, Con-way filed an S-8 registration statement to register the 6,200,000 shares that are issuable under the 2006 plan.

Effective January 1, 2006, Con-way adopted the provisions of SFAS 123R, which requires recognition of compensation expense to share-based payment awards issued to Con-way's officers and directors. Con-way previously applied the recognition provisions of APB 25 and provided the required pro forma disclosures under SFAS 123.

Pro Forma Information for Periods Prior to Adoption of SFAS 123R

Prior to the adoption of SFAS 123R, Con-way did not recognize compensation expense for stock option awards, as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. For shares of nonvested stock, Con-way recognized expense using the accelerated amortization method under FIN 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans," based on the estimated grant-date fair value.

In accordance with the disclosures required under SFAS 123, as amended by SFAS 148, "Accounting for Stock-Based Compensation," Con-way provided pro forma disclosures in periods prior to adoption of SFAS 123R. In the pro forma disclosures, compensation expense attributable to stock options and shares of nonvested common stock has been amortized on a straight-line basis over the requisite service period stated in the award and forfeitures have been recognized as they occurred.

The table below is presented for comparative purposes and illustrates the pro forma effect on net income and earnings per share as if Con-way had applied the fair-value recognition provisions of SFAS 123 to share-based compensation prior to January 1, 2006:

 (Dollars in thousands, except per share data)            Three Months Ended
                                                            March 31, 2005
                                                          -----------------

Net income available to common shareholders, as
 reported                                                 $         29,086
Share-based compensation cost included in
 reported income, net of tax                                           413
Additional compensation cost, net of tax, that
 would have been included in net income if the
 fair-value method had been applied                                 (1,550)
                                                          -----------------
Pro forma net income as if the fair-value method
 had been applied                                         $         27,949
                                                          =================

Earnings per share:
  Basic:
    As reported                                           $           0.56
                                                          =================
    Pro forma                                             $           0.53
                                                          =================
  Diluted:
    As reported                                           $           0.52
                                                          =================
    Pro forma                                             $           0.50
                                                          =================

Impact of the Adoption of SFAS 123R

Con-way adopted SFAS 123R using the modified prospective transition method beginning January 1, 2006. Under the modified prospective method, compensation expense recognized in the first quarter of 2006 includes (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, adjusted for estimated forfeitures, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

In accordance with SFAS 123R, compensation expense for options granted subsequent to January 1, 2006 will be recorded on a straight-line basis over the shorter of (1) the requisite service period stated in the award or (2) the period from the grant date of the award up to the date the employee is no longer obligated to perform service in order to retain the award. For awards granted prior to, but not yet vested upon adoption of SFAS 123R, compensation expense will be recognized over the requisite service period stated in the award.

The following is the effect of adopting SFAS 123R for the three months ended March 31, 2006:

  (dollars in thousands)                     Stock Options    Nonvested Stock
                                            ---------------  -----------------
Compensation expense recognized
  Selling, general and administrative       $        1,351   $            137
   expenses
  Deferred income tax benefit                          527                 53
                                            ---------------  -----------------
  Decrease in net income                    $          824   $             84
                                            ===============  =================

As a result of adopting SFAS 123R, Con-way's income from continuing operations before income taxes and income from continuing operations for the first quarter of 2006, were $1.4 million and $0.8 million lower, respectively, than if Con-way had continued to account for stock-based compensation under APB 25. In addition, basic and diluted earnings per share were $0.02 lower. Prior to adoption of SFAS 123R, all tax benefits on deductions resulting from the exercise of stock options were reported as a reduction of income taxes payable. SFAS 123R requires the benefits on tax deductions in excess of recognized compensation expense to be reported as a financing cash flow rather than as an operating activity, as required by APB
25. In accordance with SFAS 123R, $0.4 million of excess tax benefits were reported as financing cash flows in the first quarter of 2006.

Valuation Assumptions

The fair value of each stock option grant is estimated using the Black-Scholes option pricing model. The following is a summary of the weighted-average assumptions used and the calculated weighted-average fair value:

                                                     Three Months Ended
                                                         March 31,
                                                 --------------------------
                                                     2006           2005
                                                 ------------  ------------
 Estimated fair value                            $     16.91   $     18.31
 Risk-free interest rate                                4.8%          3.8%
 Expected term (years)                                  4.50          5.55
 Expected volatility                                     31%           42%
 Expected dividend yield                               1.13%         1.18%

The risk-free interest rate is determined using the U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The expected life of the option is derived from a binomial lattice model, which is based on the historical rate of voluntary exercise, post-vesting termination and volatility. Expected volatility is based on the historical volatility of Con-way's common stock over the most recent period equal to the expected term of the option.

Share-Based Payment Award Activity

The following tables summarize share-based award activity for the three months ended March 31, 2006:

                                                       Stock Options
                                                 --------------------------
                                                                 Wtd.- Avg.
                                                   Number of      Exercise
                                                    Options        Price

                                                 ------------  -------------
Outstanding at December 31, 2005                   1,729,550   $      34.29
  Granted                                            297,600          55.02
  Exercised                                         (131,806)         31.62
  Expired or cancelled                                (7,217)         43.41
                                                 ------------
Outstanding at March 31, 2006                      1,888,127   $      37.71
                                                 ============

Exercisable at March 31, 2006                      1,087,276   $      31.78
                                                 ============




                                                 Outstanding   Exercisable
                                                 ------------  ------------

Weighted-average remaining contractual term       6.93 years    5.49 years
Aggregate intrinsic value (in thousands)         $    23,099   $    19,748

The aggregate intrinsic value reported in the table above represents the total pretax value, based on Con-way's closing common stock price of $49.94 at March 31, 2006, which would have been received by employees and directors had all of the holders exercised their in-the-money stock options on that date. The aggregate intrinsic value of options exercised in the first quarter of 2006 was $2.9 million, the total amount of cash received from the exercise of options was $4.2 million and the related tax benefit realized from the exercise of options was $1.1 million.

The total fair value of stock options that became vested in the first quarter of 2006 was $16.3 million, based on Con-way's closing common stock price on the vesting date. The total unrecorded deferred compensation cost on stock options, net of forfeitures, was $11.5 million, which is expected to be recognized over a weighted-average period of 1.73 years.

                                                      Nonvested Stock
                                                 --------------------------
                                                                Wtd.- Avg.
                                                                Grant-Date
                                                   Number of     Exercise
                                                    Awards        Price
                                                 ------------  ------------
Outstanding at December 31, 2005                     158,048   $     38.43
  Vested                                             (32,583)        32.37
                                                 ------------
Outstanding at March 31, 2006                        125,465   $     42.77
                                                 ============


The total fair value of nonvested stock that became vested in the first quarter of 2006 was $1.8 million, based on Con-way's closing common stock price on the vesting date. The total unrecorded deferred compensation cost on shares of nonvested stock, net of forfeitures, was $2.9 million, which is expected to be recognized over a weighted-average period of 1.83 years. In connection with the adoption of SFAS 123R, Con-way eliminated the amount of deferred compensation related to shares of nonvested stock, as recorded in Shareholder's Equity in the Consolidated Balance Sheets on dates before adoption. As required by SFAS 123R, Con-way also reduced an equal and related amount of additional paid-in capital on common stock.

8.  Commitments and Contingencies

Spin-Off of CFC

On December 2, 1996, Con-way completed the spin-off of Consolidated Freightways Corporation ("CFC") to Con-way's shareholders. CFC was, at the time of the spin-off, a party to certain multiemployer pension plans covering some of its current and former employees. The cessation of its U.S. operations in 2002 resulted in CFC's "complete withdrawal" (within the meaning of applicable federal law) from these multiemployer plans, at which point it became obligated, under federal law, to pay its share of any unfunded vested benefits under those plans.

It is possible that the trustees of CFC's multiemployer pension plans may assert claims that Con-way is liable for amounts owing to the plans as a result of CFC's withdrawal from those plans and, if so, there can be no assurance that those claims would not be material. Con-way has received requests for information regarding the spin-off of CFC from representatives from some of the pension funds, and, in accordance with federal law, Con-way has responded to those requests.

Con-way believes that it would ultimately prevail if any such claims were made, although there can be no assurance in this regard. Con-way believes that the amount of those claims, if asserted, could be material, and a judgment against Con-way for all or a significant part of these claims could have a material adverse effect on Con-way's financial condition, results of operations and cash flows.

Prior to the enactment in April 2004 of the Pension Funding Equity Act of 2004, if the multiemployer funds had asserted such claims against Con-way, Con-way would have had a statutory obligation to make cash payments to the funds prior to any arbitral or judicial decisions on the funds' determinations. Under the facts related to the CFC withdrawals and the law in effect after enactment of the Pension Funding Equity Act of 2004, Con-way would no longer be required to make such payments to the multiemployer funds unless and until final decisions in arbitration proceedings, or in court, upheld the funds' determinations.

As a result of the matters discussed above, Con-way can provide no assurance that matters relating to the spin-off of CFC will not have a material adverse effect on Con-way's financial condition, results of operations and cash flows.

Other

In February 2002, a lawsuit was filed against EWA in the District Court for the Southern District of Ohio, alleging violations of the Worker Adjustment and Retraining Notification Act (the "WARN Act") in connection with employee layoffs and ultimate terminations due to the August 2001 grounding of EWA's airline operations and the shutdown of the airline operations in December 2001. The court subsequently certified the lawsuit as a class action on behalf of affected employees laid off between August 11 and August 15, 2001. The WARN Act generally requires employers to give 60-days notice, or 60-days pay and benefits in lieu of notice, of any shutdown of operations or mass layoff at a site of employment. The estimated range for potential loss on this matter is zero to approximately $8 million. Con-way intends to continue to vigorously defend the lawsuit.

In September 2003, Con-way received notice from the U.S. Attorney's Office for the District of Columbia that EWA is being considered for possible civil action under the False Claims Act for allegedly submitting false invoices to the USPS for payment under the Priority Mail contract. EWA subsequently entered into a tolling agreement with the government in order to give the parties more time to investigate the allegations. In November 2004, Con-way representatives met with the government to discuss the government's allegations, and at that time received certain information relating to the government's investigation. In addition, Con-way, on behalf of EWA, conducted its own investigation into the allegations. Under the False Claims Act, the government would be entitled to recover treble damages, plus penalties, if a court were to ultimately conclude that EWA knowingly submitted false invoices to the USPS. Based on Con-way's current evaluation, management believes that it has provided for its estimated exposure related to the allegations. However, there can be no assurance in this regard as Con-way cannot predict with certainty the outcome of this matter.

Con-way is a defendant in various other lawsuits incidental to its businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material effect on Con-way's financial condition, results of operations, or cash flows.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                Introduction
                                ------------

Management's Discussion and Analysis of Financial Condition and Results of Operations (referred to as "Management's Discussion and Analysis") is intended to assist in a historical and prospective understanding of Con-way's results of operations, financial condition and cash flows, including a discussion and analysis of the following:

   * Overview of Business
   * Results of Operations
   * Liquidity and Capital Resources
   * Estimates and Critical Accounting Policies
   * Forward-Looking Statements

This discussion and analysis should be read in conjunction with the information included in Con-way's 2005 Annual Report on Form 10-K.

                            Overview of Business
                            --------------------

On April 18, 2006, shareholders approved management's proposal to change the Company's name to Con-way Inc., as more fully discussed in Note 1, "Principal Accounting Policies - Organization," of Item 1, "Financial Statements." Con-way has begun a re-branding initiative to introduce a new Con-way logo and graphic identity as the master brand. Con-way's regional LTL operations have been renamed Con-way Freight, while the Company's truckload, expedite, forwarding and brokerage divisions and its trailer manufacturer become part of Con-way Transportation. The Menlo Worldwide companies will continue to operate under their existing names within the corporate Con-Way master brand. Con-way is currently examining global trademark issues and requirements.
Once the research is completed, a decision to migrate the Menlo name to Con-way will be considered. The Con-way rebranding initiative is expected to incur costs of $25 million to $35 million. Complete conversion to the Company's new graphic identity is scheduled to take 24 to 36 months. Current-year expenses associated with this rebranding program were included in Con-way's 2006 operating plan.

Con-way provides transportation, logistics and supply chain management services for a wide range of manufacturing, industrial, and retail customers. For financial reporting purposes, Con-way is divided into three reporting segments: Con-way Freight and Transportation, primarily a provider of regional less-than-truckload ("LTL") freight services; Menlo Worldwide, a provider of integrated contract logistics solutions; and Con-way Other, which includes certain corporate activities. Menlo Worldwide consists of the operating results of Menlo Worldwide Logistics ("Logistics") and Vector, a joint venture with GM that is accounted for as an equity-method investment. Refer to Note 3, "Reporting Segments," of Item 1, "Financial Statements," for additional discussion of organizational changes.


Con-way's operating-unit results depend on the number and weight of shipments transported, the prices received on those shipments, and the mix of services provided to customers, as well as the fixed and variable costs incurred by Con-way in providing the services and the ability to manage those costs under changing shipment levels. Con-way Freight and Transportation primarily transports shipments through a freight service center network while Logistics and Vector manage the logistics functions of their customers and primarily utilize third-party transportation providers for the movement of customer shipments.


As more fully discussed in Note 2, "Discontinued Operations," of Item 1, "Financial Statements," Con-way and Menlo Worldwide, LLC ("MW") in 2004 sold
MWF to UPS.   Accordingly, the results of operations, net liabilities, and cash flows of the Menlo Worldwide Forwarding segment have been segregated and reported as discontinued operations, except where otherwise noted.


                            Results of Operations
                            ---------------------

The following table compares Con-way's consolidated operating results (dollars in thousands, except per share amounts):

                                                     Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                      2006         2005
                                                 ------------  ------------
Net Income (Loss)
  Continuing Operations 1                        $    45,477   $    38,862
  Discontinued Operations                               (806)       (9,776)
                                                 ------------  ------------
  Available to Common Shareholders               $    44,671   $    29,086
                                                 ============  ============

Diluted Earnings (Loss) per Share
  Continuing Operations                          $      0.83   $      0.69
  Discontinued Operations                              (0.02)        (0.17)
                                                 ------------  ------------
  Available to Common Shareholders               $      0.81   $      0.52
                                                 ============  ============
1 After preferred stock dividends

Con-way's net income from continuing operations (after preferred stock dividends) in the first quarter of 2006 grew 17.0% to $45.5 million ($0.83 per diluted share) from $38.9 million ($0.69 per diluted share) in the first quarter of 2005. Net income from continuing operations was partially offset by a $0.8 million net loss ($0.02 per diluted share) from discontinued operations. The resulting net income available to common shareholders in the first quarter of 2006 was $44.7 million ($0.81 per diluted share), a 53.6% increase from $29.1 million ($0.52 per diluted share) in last year's first quarter, which included a $9.8 million net loss related to the disposition of MWF.


The following table compares Con-way's segment operating results of continuing operations (dollars in thousands):


                                                      Three Months Ended
(Dollars in thousands)                                     March 31,
                                                 --------------------------
                                                     2006          2005
                                                 ------------  ------------
Revenues
  Con-way Freight and Transportation             $   708,285   $   645,734
  Menlo Worldwide Logistics                          349,862       301,949
                                                 ------------  ------------
                                                 $ 1,058,147   $   947,683
                                                 ============  ============

Operating Income
  Con-way Freight and Transportation             $    65,629   $    63,560
  Menlo Worldwide
    Logistics                                          6,185         5,030
    Vector                                             5,272         4,035
                                                 ------------  ------------
                                                      11,457         9,065
                                                 ------------  ------------
  Con-way Other                                          726           631
                                                 ------------  ------------
                                                 $    77,812   $    73,256
                                                 ------------  ------------
Reconciliation of segments to
 consolidated amount:
   Income tax related to Vector, an
    equity-method investment                          (1,078)           --
                                                 ------------  ------------
                                                 $    76,734   $    73,256
                                                 ============  ============


                Overview of Results of Continuing Operations

The overview below summarizes Con-way's operating results in the periods presented. This introductory section is intended to facilitate an executive-level understanding that provides context for the remainder of the discussion. Refer to "Reporting Segment Review," for more complete and detailed discussion and analysis.

Con-way's revenue for the first quarter of 2006 increased 11.7% from the same period last year, due to higher revenue at both revenue-generating reporting segments. Consolidated operating income in 2006 rose 4.7% in the first quarter on improved operating results from Con-way Freight and Transportation and Menlo Worldwide. As discussed in Note 7, "Share-Based Compensation," of
Item 1, "Financial Statements," following the adoption of SFAS 123R effective January 1, 2006, Con-way in the first quarter of 2006 recognized share-based compensation expense of $1.5 million ($0.02 per diluted share), an amount that was allocated to the reporting segments. Con-way Freight and Transportation's operating income for the first quarter of 2006 increased 3.3% due largely to revenue growth of 9.7% on lower operating margins. Con-way's revenue growth in 2006 reflects regional-carrier tonnage growth and yield improvement on increased fuel surcharges. Lower operating margins at Con-way primarily reflect an increase in employee costs as a percentage of revenue and increased depreciation expense. Menlo Worldwide's operating income in the first quarter of 2006 increased 26.4%. Reported segment income from Vector increased 30.7% to $5.3 million in the first quarter of 2006. Logistics' operating income in the first quarter of 2006 increased 23.0% on revenue growth of 15.9%, reflecting the transition to a shared-resource process-based approach to providing logistics solutions.

Other net expense decreased $6.4 million in the first quarter of 2006 due primarily to an increase in investment income and a reduction in interest expense. Investment income in the first quarter of 2006 rose $2.3 million on an increase in the average balance of cash equivalents and marketable securities as well as higher interest rates earned on those investments. Interest expense decreased $2.3 million in the first quarter of 2006, due largely to the $100.0 million repayment in June 2005 of the 7.35% Notes. In the first quarter of 2006, a net decrease in other miscellaneous non-operating expenses reflects gains on foreign exchange transactions and lower fees on letters of credit.

Con-way's effective tax rate of 37.6% in the first quarter of 2006 declined from 37.9% in the same period of last year, due in part to increased foreign tax credits and the effect of the GAAP classification of income on Vector's expected increase in annual foreign income in 2006. As more fully discussed under Note 3, "Investment in Unconsolidated Joint Venture," of Item 8, "Financial Statements and Supplementary Data," in Con-way's 2005 Annual Report on Form 10-K, MW's portion of U.S. federal income taxes on Vector's domestic income is reported in Con-way's tax provision. Con-way's portion of Vector's foreign tax credits related to Vector's foreign income is also reflected in Con-way's tax provision. However, under GAAP, MW's portion of Vector's foreign income taxes on its foreign income is reported as a component of equity-method income and is not a component of Con-way's tax provision.


                         Reporting Segment Review

Con-way Freight and Transportation
----------------------------------

The following table compares operating results (dollars in thousands), operating margins, and the percentage increase in selected operating statistics of the Freight and Transportation reporting segment:

                                                      Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                     2006          2005
                                                 ------------  ------------
Summary of Operating Results
  Revenues                                       $   708,285   $   645,734
  Operating Income                                    65,629        63,560
  Operating Margin                                       9.3%          9.8%

                                                2006 vs. 2005
                                                -------------
Selected Freight Operating Statistics
  Revenue per day                                      +10.8%
  Weight per day ("weight")                             +8.3
  Revenue per hundredweight ("yield")                   +2.3
  Weight per shipment                                   +2.8

Con-way Freight and Transportation's revenue in the first quarter of 2006 rose 9.7% due to higher revenue from Con-way Freight. Revenue per day from Con-way Freight rose 10.8% on an 8.3% increase in weight and a 2.3% increase in yield. Yield increases in the first quarter of 2006 primarily reflect an increase in fuel surcharges, continued growth in higher-rated interregional services, and general rate increases, partially offset by growth in lower-yielding lower-cost shipments, as more fully discussed below. Like other LTL carriers, Con-way Freight assesses many of its customers with a fuel surcharge. As fuel prices have risen, the fuel surcharge has increased Con-way Freight's yield and revenue. However, the fuel surcharge is only one part of Con-way Freight's overall rate structure, and the total price that Con-way Freight receives from customers for its services is governed by
market forces.   Excluding fuel surcharges, yields in 2006 decreased 0.9%
compared to 2005. Yields in the first quarter of 2006 were adversely affected by a 2.8% increase in weight per shipment, which was largely driven by a spot-quote program that contributed to an increase in the number of shipments in excess of 10,000 pounds. The spot-quote program was developed to place lower-yielding large shipments into empty linehaul segments, making use of capacity that would otherwise not be used. Commensurate with the lower transportation cost per unit of weight, spot-quote and other lower-cost higher-weight shipments generally have lower yields.

Con-way Freight and Transportation's operating income in the first quarter of 2006 increased 3.3% due largely to higher revenue from Con-way Freight. Operating margins were negatively affected by higher operating and administrative costs. In the first three months of 2006, fuel and purchased transportation costs increased 49.3% and 16.3%, respectively. However, higher fuel costs and fuel-related increases in purchased transportation costs were more than recovered through fuel surcharges, as more fully discussed below in Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Fuel." Employee costs in the first quarter of 2006 increased 10.8% from the first quarter of 2005. Employee costs in 2006 reflect increases in base compensation and employee benefits, partially offset by lower incentive compensation. Base compensation in the first quarter of 2006 rose 12.5% due primarily to headcount increases attributable to higher business volumes, and to wage and salary rate increases, which typically take effect in the second and third quarters of each year. Headcount increases were most pronounced at Con-way Truckload, which began operations in January 2005. Incentive compensation in the first quarter of 2006 declined by $2.5 million based on variations in operating income and other performance measures relative to incentive plan targets. Employee benefits expense, primarily related to health and welfare costs and pension benefits, increased 9.5% in the first quarter of 2006 due largely to growth in headcount. Depreciation expense increased 24.4% in the first quarter of 2006 due largely to tractor and trailer acquisitions by Con-way Freight and Con-way Truckload in response to higher business volumes.

Menlo Worldwide
---------------

The Menlo Worldwide reporting segment consists of the operating results of Logistics and Vector. Menlo Worldwide in 2006 reported first-quarter operating income of $11.5 million, an increase of 26.4% over last year. Although MW owns a majority equity interest, the operating results of Vector are reported as an equity-method investment based on GM's ability to control certain operating decisions. Accordingly, Con-way's Consolidated Statements of Income do not include any revenue from Vector and only MW's proportionate share of the net income from Vector is reported as a reduction of operating expenses.

The table below compares operating results (dollars in thousands) and operating margins of the Menlo Worldwide reporting segment for the three months ended March 31. The table summarizes Logistics net revenues (revenues less transportation expenses) as well as gross revenues. Logistics' management believes that net revenues are a meaningful measure of the relative importance of its principal services since total revenues earned on most carrier-management services include the third-party carriers' charges to Logistics for carrying the shipments.

                                                     Three Months Ended
                                                         March 31,
                                                 --------------------------
                                                     2006          2005
                                                 ------------  ------------
Summary of Operating Results

 Logistics
   Revenues                                      $   349,862   $   301,949
   Purchased Transportation                         (255,465)     (212,902)
                                                 ------------  ------------
   Net Revenues                                       94,397        89,047

   Operating Income                                    6,185         5,030
   Operating Margin on Revenue                           1.8%          1.7%
   Operating Margin on Net Revenue                       6.6%          5.6%

 Vector
   Operating Income                              $     5,272   $     4,035



Menlo Worldwide - Logistics

Logistics' revenue in the first quarter of 2006 increased 15.9% from the first quarter of 2005, due principally to an increase in revenue from carrier-management services of 20.0%. Carrier-management revenue is attributable to contracts for which Logistics manages the transportation of freight but subcontracts the actual transportation and delivery of products to third parties, which Logistics refers to as purchased transportation. Logistics' net revenue (revenue less purchased transportation) in the first quarter of 2006 increased 6.0% over last year's first quarter, as purchased transportation costs grew at a higher rate than revenue. In the first quarter of 2006, purchased transportation costs grew 20.0%, due primarily to higher revenue from carrier-management services and fuel-related increases in carrier rates. In the first quarter of 2006, revenues from warehouse-management services increased 1.9% from the first quarter of 2005.

Logistics' operating income in the first quarter of 2006 increased 23.0% from the first quarter of 2005 to $6.2 million, due primarily to carrier-management revenue increases and improved margins on warehouse-management services, partially offset by a decline in margin on carrier-management services. Logistics' operating margins on carrier-management and warehouse-management services were positively affected by Logistics' transition to a shared-resource process-based approach that leverages a centralized transportation group, utilizes more multi-client warehouses, and creates
technological solutions that benefit multiple customers.   These efforts
contributed to a reduction in employee and facility costs and other operating and administrative expenses when measured as a percent of revenue.
Management will continue its initiatives to improve operating margins through the transition to a shared-resource process-based approach to serving customers and by renegotiating certain lower-margin contracts, including the termination in May 2006 of a very-low-margin contract with a customer that accounted for 2.9% of Logistics' annual segment revenue in 2005.

Beginning in the second quarter of 2005, Logistics integrated into its operations the former Con-Way Logistics business, which was previously reported in the Con-way Freight and Transportation segment. Accordingly, the operating results of Con-Way Logistics are reported with Menlo Worldwide Logistics and prior periods have been reclassified to conform to the current-period presentation. The integration of the two businesses is intended to provide an enterprise solution offering for Logistics' customers who want to use Con-way Freight as a primary transportation provider in addition to those customers who want a vendor-neutral transportation solution. The integration also expands the multi-client warehousing service model to Logistics' larger warehouse network.


Menlo Worldwide - Vector

Operating Results

First-quarter segment income reported from MW's equity investment in Vector increased to $5.3 million in 2006 from $4.0 million in 2005. Higher reported segment income from Vector was due primarily to higher income earned in GM's North America region, partially offset by a decline in income from GM's international regions. In the first quarter of 2006, higher income earned in GM's North America region was due primarily to cost reductions and an increase in volumes. Lower compensation earned from GM's international region in the first quarter of 2006 was due primarily to a decrease in compensation from GM's European region, which reflects the amended agreements described below, partially offset by an increase in compensation earned in GM's Latin America and Asia Pacific region.

North America

For services performed for GM in North America (other than in connection with special projects), Vector is compensated with a management fee based on shipment volumes ("volume-based compensation") and can earn additional compensation if certain performance criteria are achieved ("performance-based compensation"). Vector is also compensated by GM for its direct and
administrative costs in North America, subject to certain limitations.   For
special projects, Vector is compensated under an Approved Business Case ("ABC") methodology. An ABC is a project, developed with and approved by GM, aimed at reducing costs, assuming operational responsibilities, and/or achieving operational changes.

In accordance with GAAP, compensation under the volume-based management fee is recognized as vehicles are shipped while performance-based compensation is recognized on the achievement of specified levels of cost savings, which will generally not be determinable until the fourth quarter of each contract year. Management expects a declining amount of compensation from the management fee in each successive year covered under the amended Vector agreements for North America. Except for special projects compensated under ABCs, management does not currently expect to earn performance-based compensation in 2006, primarily because of current-year increases in fuel and other transportation costs that management believes will prevent the attainment of performance criteria in 2006.

International

Effective January 1, 2005, for the 2005 calendar year, all of the ABCs for GM's European region were amended to compensate Vector with cost reimbursement and a management fee based on vehicle production volumes, rather than through separately approved ABCs. The Vector Agreements for GM's European region were further amended to transition the management of defined logistics activities to Vector under a similar cost reimbursement and volume-based management fee structure for 2006 and 2007. In GM's Latin America and Asia Pacific regions, Vector is compensated under ABCs.

Call Right and Put Right

Under the Vector Agreements, GM has the right to purchase MW's membership interest in Vector ("Call Right") and MW has the right to require GM to purchase MW's membership interest in Vector ("Put Right"). The Call Right and Put Right are exercisable at the sole discretion of GM and MW, respectively. Under the amended Vector Agreements, the amount payable by GM to MW under the Put Right is based on a mutually agreed-upon estimated value for MW's membership interest as of the contract amendment date and will decline on a straight-line basis over an 8-year period beginning January 1, 2004. The amount payable by GM to MW under the Call Right is determined by approved appraisers using a predetermined valuation formula. Exercise of MW's Put Right or GM's Call Right would result in MW retaining any commercialization contracts involving customers other than GM.

Con-way Other Segment
---------------------

The Con-way Other segment consists of certain corporate activities. The Con-way Other segment reported first-quarter operating income of $0.7 million in 2006 and $0.6 million in 2005. The first quarter of 2006 included a $1.0 million gain on the sale of surplus communication frequencies, while the same quarter last year included a $1.4 million gain from corporate insurance activities.

Discontinued Operations
-----------------------

Discontinued operations in the periods presented relate to the sale of MWF, and to the shut-down of EWA and its terminated Priority Mail contract with the U.S. Postal Service ("USPS"). The results of operations, net liabilities, and cash flows of discontinued operations have been segregated from continuing operations, except where otherwise noted. See Note 2, "Discontinued Operations," of Item 1, "Financial Statements" for a summary of operating results and a description of related loss reserves and contingencies. See Note 2, "Discontinued Operations," in Item 8, "Financial Statements and Supplementary Data," of Con-way's 2005 Annual Report on Form 10-K for a complete description of the disposition of MWF, including a discussion of losses from impairment and disposal of MWF and of cash payments received from UPS in connection with sale of MWF.



                       Liquidity and Capital Resources
                       -------------------------------

In the first three months of 2006, cash of $130.8 million from operating activities was more than offset by $112.1 million used in investing activities and $57.4 million used in financing activities. Investing activities primarily reflects the effect of $58.5 million of capital expenditures and a $51.5 million increase in short-term marketable securities, while financing activities primarily includes common stock repurchases of $37.5 million. Cash used in investing and financing activities was funded with positive cash flow from operations and a $39.0 million decline in cash and cash equivalents to $475.3 million at March 31, 2006 from $514.3 million at December 31, 2005. Excluding the investment of cash and cash equivalents into short-term marketable securities, cash provided by operating activities in the first quarter of 2006 was sufficient to fund cash used in investing and financing activities. Con-way's cash flows are summarized in the table below.

                                                     Three Months Ended
 (Dollars in thousands)                                    March 31,
                                                 --------------------------
                                                     2006          2005
                                                 ------------  ------------
Operating Activities
  Net income                                     $    46,434   $    31,075
  Discontinued operations                                806         9,776
  Non-cash adjustments (1)                            35,846        25,611
                                                 ------------  ------------
                                                      83,086        66,462
  Changes in assets and liabilities
    Receivables                                       (1,105)      (33,825)
    Prepaid expenses                                 (11,757)       (2,216)
    Accounts payable and accrued liabilities,
     excluding accrued incentive compensation         29,806         7,391
    Accrued incentive compensation                   (18,227)      (38,868)
    Income taxes                                      23,885        21,340
    Employee benefits                                 11,534        10,503
    Deferred charges and credits                      20,996        17,082
    All other changes in assets and liabilities       (7,427)      (10,833)
                                                 ------------  ------------
                                                      47,705       (29,426)

Net Cash Provided by Operating Activities            130,791        37,036
                                                 ------------  ------------

Net Cash Provided by
 (Used in) Investing Activities                     (112,143)      282,876
                                                 ------------  ------------

Net Cash Used in Financing Activities                (57,440)      (29,045)
                                                 ------------  ------------

Net Cash Provided by (Used in)
 Continuing Operations                               (38,792)      290,867
Net Cash Used in Discontinued Operations                (242)      (10,557)
                                                 ------------  ------------
Increase (Decrease) in Cash
  and Cash Equivalents                           $   (39,034)  $   280,310
                                                 ============  ============

 (1) "Non-cash adjustments" refer to depreciation, amortization, deferred income taxes, provision for uncollectible accounts, equity in earnings of joint venture, and non-cash income and expenses.


Continuing Operations

Operating Activities

Cash flow from operating activities in the first three months of 2006 was $130.8 million, a $93.8 million increase from the same prior-year period, on growth in net income before non-cash items and an increase in the net cash provided from changes in assets and liabilities. Accrued incentive compensation used $18.2 million in the first three months of 2006, while the prior-year period reflects a $38.9 million use of cash. In the first three months of 2006 and 2005, expense accruals for incentive compensation were $14.6 million and $17.3 million, respectively, while incentive compensation payments in those periods were $32.8 million and $56.2 million, respectively. Cash provided by changes in deferred charges and credits increased to $21.0 million in the first three months of 2006 from $17.1 million provided in the same period of 2005. In the first quarter of 2006, increases in prepaid expenses and deferred credits reflect an increase in Con-way's participation in a pool to reinsure a portion of its workers' compensation liabilities, as more fully discussed in Note 1, "Principal Accounting Policies - Self-Insurance Accruals," of Item 1, "Financial Statements." In both periods presented, cash provided by deferred charges and credits also reflects increases in Con-way's affiliate payable to Vector, which increased $3.1 million and $14.2 million in the first quarter of 2006 and 2005, respectively.

Investing Activities

Investing activities in the first three months of 2006 used $112.1 million compared to $282.9 million provided in the first three months of 2005, due primarily to the conversion of cash and cash equivalents into or out of short-term marketable securities. Investments in marketable securities increased in the first three months of 2006 by $51.5 million, while the first three months of 2005 reflect a $282.5 million decrease due primarily to the conversion in March 2005 of auction-rate securities into cash and cash equivalents. Capital expenditures in the first three months of 2006 increased $31.5 million from the same period of 2005 due substantially to increased tractor and trailer expenditures at Con-way Freight and Transportation. In March 2005, Con-way collected non-trade receivables from UPS, including a $29.4 million first-quarter payment received from UPS in connection with the sale of MWF.

Financing Activities

Financing activities in the first three months of 2006 used cash of $57.4 million compared to $29.0 million used in the first three months of 2005.
For the periods presented, common stock repurchases of $37.5 million in 2006 and $32.3 million in 2005 were made under Con-way's repurchase program described below. Financing activities in both periods presented also reflect dividend payments and scheduled principal payments for the Thrift and Stock Plan notes guaranteed by Con-way. Cash provided by the exercise of stock options decreased to $4.2 million in the first three months of 2006 from $26.1 million in the same period last year. The higher level of stock option exercises in the first quarter of 2005 was the result of an increase in the market price of Con-way's common stock combined with more outstanding exercisable options.

In January 2005, the Board of Directors authorized the repurchase of up to $300 million in Con-way's common stock from time to time during a two-year period in open-market and privately negotiated transactions. On April 24, 2006, Con-way's Board of Directors authorized an expanded repurchase program that replaces the $300 million program approved in January 2005 and provides for the repurchase of up to $400 million in common stock through the end of
the second quarter of 2007.   Under the now-replaced program, Con-way
repurchased common stock of $189.6 million from January 1, 2005 through April 24, 2006, and no additional shares will be repurchased under that program. Under the new program, Con-way is authorized to repurchase an additional $400.0 million of common stock through open market purchases and privately negotiated transactions from time to time in such amounts as management deems appropriate.

Con-way has a $400 million revolving credit facility that matures on March 11, 2010. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to $400 million. At March 31, 2006, no borrowings were outstanding under the facility and $209.3 million of letters of credit were outstanding, leaving $190.7 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions to borrowing. Con-way had other uncommitted unsecured credit facilities totaling $35.0 million at March 31, 2006, which are available to support letters of credit, bank guarantees, and overdraft facilities; at that date, a total of $18.0 million was outstanding under these facilities. The total letters of credit outstanding at March 31 2006 provided collateral for Con-way's self-insurance programs. See "Forward-Looking Statements" below, and
Note 5, "Debt and Other Financing Arrangements," in Item 8, "Financial Statements and Supplementary Data," of Con-way's 2005 Annual Report on Form 10-K for additional information concerning Con-way's $400 million credit facility and some of its other debt instruments.

Defined Benefit Pension Plans

As more fully discussed below under "Estimates and Critical Accounting Policies - Defined Benefit Pension Plans," Con-way periodically reviews the funded status of its defined benefit pension plans for non-contractual employees, and makes contributions from time to time as necessary to comply with the funding requirements of the Employee Retirement Income Security Act ("ERISA"). In determining the amount and timing of its pension contributions, Con-way considers both the ERISA- and GAAP- based measurements of funded status as well as the tax deductibility of contributions. Con-way contributed $126.5 million to its defined benefit pension plans in 2005 and currently estimates it will contribute $75 million in 2006, including a $25.0 million contribution paid in April 2006.

Contractual Cash Obligations

Con-way's contractual cash obligations as of December 31, 2005 are summarized in Con-way's 2005 Annual Report on Form 10-K under Item 7, "Management's Discussion and Analysis - Liquidity and Capital Resources - Contractual Cash Obligations." In the first three months of 2006, there have been no material changes in Con-way's contractual cash obligations outside the ordinary course of business.

In 2006, Con-way estimates capital expenditures of approximately $370 million (including software expenditures), primarily for acquisitions of additional tractor and trailer equipment and land and buildings. Con-way's actual 2006 capital expenditures may differ from the estimated amount, depending on factors such as the availability and timing of delivery of equipment, the availability of land in desired locations for new facilities, and the timing of obtaining permits and other approvals necessary for the development of new and existing facilities.

Other

Con-way's ratio of total debt to capital decreased to 38.7% at March 31, 2006 from 39.6% at December 31, 2005, due primarily to the increase in retained earnings resulting from net income earned in the first three months of 2006 and the $15.0 million repayment in January of Series A TASP notes.

On February 1, 2006, Standard & Poor's raised its rating on Con-way's senior unsecured debt to "BBB" from "BBB-." In addition, Fitch Ratings initiated coverage of Con-way on January 25, 2006 with a rating of "BBB." Both agencies reported the rating outlook for Con-way as "stable."

Discontinued Operations

On December 19, 2004, Con-way completed the sale of MWF to UPS for $150 million in cash, subject to adjustment for cash held by MWF at closing and the net working capital of MWF as of closing. In March 2005, Con-way received $29.4 million from UPS for the reimbursable cash held by MWF at closing, with no adjustment for net working capital. See Note 2, "Discontinued Operations," in Item 8, "Financial Statements and Supplementary Data," of Con-way's 2005 Annual Report on Form 10-K for a complete description of the disposition of MWF, including a discussion of losses from impairment and disposal of MWF and of cash payments received from UPS in connection with sale of MWF.



                 Estimates and Critical Accounting Policies
                 ------------------------------------------

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to adopt accounting policies and make significant judgments and estimates. In many cases, there are alternative policies or estimation techniques that could be used. Con-way maintains a process to evaluate the appropriateness of its accounting policies and estimation techniques, including discussion with and review by the Audit Committee of its Board of Directors and its independent auditors. Accounting policies and estimates may require adjustment based on changing facts and circumstances and actual results could differ from estimates. The policies and estimates discussed below include those that are most critical to the financial statements.

Self-Insurance Accruals

Con-way uses a combination of insurance and self-insurance programs to provide for the costs of medical, casualty, liability, vehicular, cargo, and workers' compensation claims. In the measurement of these costs, Con-way considers historical claims experience, medical costs, demographic and severity factors and other assumptions. Self-insurance accruals are developed based on the estimated, undiscounted cost of claims, including those claims incurred but not reported as of the balance sheet date. The long-term portion of self-insurance accruals relates primarily to workers' compensation and vehicular claims that are expected to be payable over several years. The actual costs may vary from estimates.

Income Taxes

In establishing its deferred income tax assets and liabilities, Con-way makes judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to its operations. Con-way records deferred tax assets and liabilities and periodically evaluates the need for a valuation allowance to reduce deferred tax assets to realizable amounts. The likelihood of a material change in Con-way's expected realization of these assets is dependent on future taxable income, future capital gains, its ability to use foreign tax credit carryforwards and carrybacks, final U.S. and foreign tax settlements, and the effectiveness of its tax planning strategies in the various relevant jurisdictions. Con-way is also subject to examination of its income tax returns for multiple years by the IRS and other tax authorities. Con-way periodically assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision and related accruals for income taxes.

Disposition and Restructuring Estimates

As more fully discussed in Note 2, "Discontinued Operations," of Item 1, "Financial Statements," Con-way's management made significant estimates and assumptions in connection with the disposition of MWF in 2004. Actual results could differ from estimates, which could affect related amounts reported in the financial statements.

Uncollectible Accounts Receivable

Con-way and its subsidiaries report accounts receivable at net realizable value and provide an allowance for uncollectible accounts when collection is considered doubtful. Con-way Freight and Transportation provides for uncollectible accounts based on various judgments and assumptions, including revenue levels, historical loss experience, and composition of outstanding accounts receivable. Logistics, based on the size and nature of its client base, performs a frequent and periodic evaluation of its customers' creditworthiness and accounts receivable portfolio and recognizes expense from uncollectible accounts when losses are both probable and reasonably estimable.

Defined Benefit Pension Plans

Con-way has defined benefit pension plans that cover employees and former non-contractual employees in the United States. The amount recognized as pension expense and the accrued pension liability depend upon a number of assumptions and factors, the most significant being the discount rate used to measure the present value of pension obligations and the expected rate of return on plan assets. Con-way assesses its plan assumptions for the discount rate, expected rate of return on plan assets, and other significant assumptions on a continuous basis, but concludes on those assumptions at the actuarial plan measurement date in November of each year. Con-way's most significant assumptions used in determining pension expense for the periods presented and for 2006 are summarized below.




 (Dollars in thousands)                                2006          2005
                                                    ------------ ------------

Weighted-average assumptions:
  Discount rate                                        6.00%         6.25%
  Expected long-term rate of return on plan assets     8.50%         8.50%

In determining the appropriate discount rate, Con-way utilizes a bond model that incorporates expected cash flows of plan obligations. The bond model uses a selected portfolio of Moody's Aa-or-better rated bonds with cash flows and maturities that match the projected benefit payments of Con-way's pension plans. Con-way's discount rate is equal to the yield on the portfolio of bonds, which will typically exceed the Moody's Aa corporate bond index due to the long duration of expected benefit payments from Con-way's plan. If all other factors were held constant, a 0.25% decrease (increase) in the discount rate would result in an estimated $7 million increase (decrease) in 2006 annual pension expense.

Con-way adjusts its expected rate of return on plan assets based on current market expectations and historical returns. The rate of return is based on an expected 20-year return on the current asset allocation and the effect of actively managing the plan, net of fees and expenses. Using year-end plan asset values, a 0.25% decrease (increase) in the expected rate of return on plan assets would result in an estimated $2 million increase (decrease) in 2006 annual pension expense.

Differences between the expected and actual rate of return on plan assets and/or changes in the discount rate may result in cumulative unrecognized actuarial losses. These unrecognized actuarial losses primarily reflect the declining discount rate and lower market returns in recent years. Although these amounts may be recovered in future periods through actuarial gains, any portion of the unrecognized actuarial loss outside of a corridor amount must be amortized and recognized as expense over the average service period for employees. In its determination of the plan obligation at December 31, 2005 and of pension expense in 2006, Con-way revised its mortality assumption for plan participants from one based on 1983 U.S. census data to one based on 2000 U.S. census data, which results in a longer-life assumption for plan participants.

Con-way expects its annual defined benefit pension expense in 2006 will exceed the annual expense in 2005 by approximately $6 million based on increases in service cost, interest cost, and amortization of the unrecognized actuarial loss, partially offset by a higher expected return on
plan assets.   The increase in service cost is due in part to the effect in
2006 of revised mortality assumptions while the increase in interest cost is due to the lower discount rate that increases the plan obligation. Despite unchanged expectations on the long-term rate of return on plan assets, Con-way expects an increase in the return on plan assets in 2006 based on plan contributions that increase plan assets. Amortization of the unrecognized actuarial loss in 2006 will increase $4 million from 2005, based primarily on the higher unrecognized actuarial loss at December 31, 2005.

Under assumptions applied at the 2005 measurement date, the accumulated benefit obligation of certain Con-way pension plans exceeded the fair value of plan assets. Accordingly, Con-way recorded a minimum pension liability adjustment in Accumulated Other Comprehensive Loss of Shareholders' Equity to recognize the shortfall between the fair value of the assets and the accumulated benefit obligation of these plans. At March 31, 2006 and December 31, 2005, the cumulative additional minimum pension liability was $36.2 million (net of $23.1 million of tax benefits).

Con-way periodically reviews the funded status of its defined benefit pension plans for non-contractual employees, and makes contributions from time to time as necessary to comply with the funding requirements of the Employee Retirement Income Security Act ("ERISA"). In determining the amount and timing of its pension contributions, Con-way considers both the ERISA- and GAAP-based measurements of funded status as well as the tax deductibility of contributions. Con-way contributed $126.5 million to its defined benefit pension plans in 2005 and currently estimates it will contribute $75 million in 2006, including a $25.0 million contribution paid in April 2006. Con-way's estimates of its defined benefit plan contributions are subject to variation based on changes in interest rates and asset returns.

Property, Plant and Equipment and Other Long-Lived Assets

In accounting for property, plant, and equipment, Con-way makes estimates about the expected useful lives and the expected residual values of the assets, and the potential for impairment based on the fair values of the assets and the cash flows generated by these assets.

The depreciation of property, plant, and equipment over their estimated useful lives and the determination of any salvage value requires management to make judgments about future events. Con-way periodically evaluates whether changes to estimated useful lives or salvage values are necessary to ensure these estimates accurately reflect the economic use of the assets. Con-way's periodic evaluation may result in changes in the estimated lives and/or salvage values used to depreciate its assets, which can affect the amount of periodic depreciation expense recognized and, ultimately, the gain or loss on the disposal of the asset.

Con-way performs an impairment analysis of long-lived assets whenever circumstances indicate that the carrying amount may not be recoverable. For assets that are to be held and used, an impairment charge is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than carrying value. If impairment exists, a charge is recognized for the difference between the carrying value and the fair value. Fair values are determined using quoted market values, discounted cash flows, or external appraisals, as applicable. Assets held for disposal are carried at the lower of carrying value or estimated net realizable value.


                           Forward-Looking Statements
                           --------------------------

Certain statements included herein constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties, and should not be relied upon as predictions of future events. All statements other than statements of historical fact are forward-looking statements, including any projections of earnings, revenues, weight, yield, volumes, income or other financial or operating items, any statements of the plans, strategies, expectations or objectives of Con-way's management for future operations or other future items, any statements concerning proposed new products or services, any statements regarding Con-way's estimated future contributions to pension plans, any statements as to the adequacy of reserves, any statements regarding the outcome of any claims that may be brought against Con-way by CFC's multi-employer pension plans or any statements regarding future economic conditions or performance, any statements regarding the outcome of legal and other claims and proceedings against Con-way, any statements of estimates or belief and any statements or assumptions underlying the foregoing.

Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative of those terms or other variations of those terms or comparable terminology or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data and methods that may be incorrect or imprecise and there can be no assurance that they will be realized. In that regard, the following factors, among others and in addition to the matters discussed elsewhere in this document and other reports and documents filed by Con-way with the Securities and Exchange Commission, could cause actual results and other matters to differ materially from those discussed in such forward-looking statements:

   * changes in general business and economic conditions, including the global economy;

   * the creditworthiness of Con-way's customers and their ability to pay for services rendered;

   * increasing competition and pricing pressure;

   * availability of fuel and changes in fuel prices or fuel surcharges;

   * the effects of the cessation of EWA's air carrier operations;

   * the possibility that Con-way may, from time to time, be required to record impairment charges for long-lived assets;

   * the possibility of defaults under Con-way's $400 million credit agreement and other debt instruments, and the possibility that Con-way may be required to repay certain indebtedness in the event that the ratings assigned to its long-term senior debt by credit rating agencies are reduced;

   * labor matters, including the grievance by furloughed EWA pilots and crew members, labor organizing activities, work stoppages or strikes;

   * enforcement of and changes in governmental regulations, including the effects of new regulations issued by the Department of Homeland Security;

   * environmental and tax matters;

   * matters relating to Con-way's 1996 spin-off of CFC, including the possibility that CFC's multi-employer pension plans may assert claims against Con-way, that Con-way may not prevail in those proceedings and may not have the financial resources necessary to satisfy amounts payable to those plans;

   * matters relating to the sale of MWF, including Con-way's obligation to indemnify UPS for certain losses in connection with the sale; and

   * matters relating to Con-way's defined benefit pension plans.

As a result of the foregoing, no assurance can be given as to future financial condition, results of operations, or cash flows. See Note 8 "Commitments and Contingencies" in Item 1 "Financial Statements."


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Con-way is exposed to a variety of market risks, including the effects of interest rates, fuel prices and foreign currency exchange rates. Con-way enters into derivative financial instruments only in circumstances that warrant the hedge of an underlying asset, liability or future cash flow against exposure to some form of interest rate, commodity, or currency-related risk. Additionally, the designated hedges should have high correlation to the underlying exposure such that fluctuations in the value of the derivatives offset reciprocal changes in the underlying exposure.

Interest Rates

Con-way is subject to the effect of interest rate fluctuations on the fair value of its long-term debt. Based on the fixed interest rates and maturities of its long-term debt, fluctuations in market interest rates would not significantly affect operating results or cash flows, but may have a material effect on the fair value of long-term debt, as more fully discussed in Note 5, "Debt and Other Financing Arrangements," in Item 8, "Financial Statements and Supplementary Data," in Con-way's 2005 Annual Report on Form 10-K.

Fuel

Con-way is exposed to the effects of changes in the availability and price of diesel fuel. Generally, fuel can be obtained from various sources and in the desired quantities. However, an inability to obtain fuel due to fuel shortages or any other reason could have a material adverse effect on Con-way. Con-way and its subsidiaries (primarily Con-way Freight and Transportation) are subject to the risk of price fluctuations. Like other LTL carriers, Con-way Freight assesses many of its customers with a fuel surcharge. As fuel prices have risen, the fuel surcharge has increased Con-way Freight's yields and revenue, and Con-way Freight has more than recovered higher fuel costs and fuel-related increases in purchased transportation. However, the fuel surcharge is only one part of Con-way Freight's overall rate structure, and the total price that Con-way Freight receives from customers for its services is governed by market forces.

At times, in the interest of its customers, Con-way Freight has temporarily capped the fuel surcharge at a fixed percentage. Following a sharp increase in fuel costs in the aftermath of hurricanes in the U.S., Con-way Freight imposed a temporary cap on its fuel surcharge in 2005 that was in effect from August 29 through October 24.

Con-way cannot predict the future movement of fuel prices, Con-way Freight's ability to recover higher fuel costs through fuel surcharges, the effect that changes in fuel surcharges may have on Con-way Freight's overall rate structure or the total price that Con-way Freight receives from customers for its services. Con-way Freight's operating income would be adversely affected by a rapid and significant decline in fuel prices as lower fuel surcharges would reduce Con-way Freight's yield and revenue. Whether fuel prices increase, decrease, or remain constant, Con-way's operating income may be adversely affected if competitive pressures limited Con-way Freight's ability to assess its fuel surcharges.

Foreign Currency

The assets and liabilities of Con-way's foreign subsidiaries are denominated in foreign currencies, which create exposure to changes in foreign currency exchange rates. However, the market risk related to foreign currency exchange rates is not material to Con-way's financial condition, results of operations or cash flows.


ITEM 4.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

Con-way's management, with the participation of Con-way's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Con-way's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, Con-way's Chief Executive Officer and Chief Financial Officer have concluded that Con-way's disclosure controls and procedures are effective as of the end of such period.

(b) Internal Control Over Financial Reporting.

There have not been any changes in Con-way's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Con-way's internal control over financial reporting.



                         PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Certain legal proceedings of Con-way are also discussed in Note 2, "Discontinued Operations," and Note 8, "Commitments and Contingencies," of
Part 1, Item 1, "Financial Statements."

In 2002, EWA, Menlo Worldwide Forwarding, Inc. ("MWF, Inc."), MW and Con-way Inc. were named as defendants in a lawsuit filed in state court in California by approximately 140 former EWA pilots and crew members. The lawsuit alleges wrongful termination in connection with the termination of EWA's air carrier operations, and seeks $500 million and certain other unspecified damages. Con-way believes that the lawsuit's claims are without merit, and is vigorously defending the lawsuit.

In 2003, prior to the sale of MWF to UPS, Con-way became aware of information that Emery Transnational, a Philippines-based joint venture in which MWF, Inc. may be deemed to be a controlling partner, may have made certain payments in violation of the Foreign Corrupt Practices Act. Con-way promptly notified the Department of Justice and the Securities and Exchange Commission of this matter, and MWF, Inc. instituted policies and procedures in the Philippines designed to prevent such payments from being made in the future. Con-way was subsequently advised by the Department of Justice that it is not pursuing an investigation of this matter. Con-way conducted an internal investigation of approximately 40 other MWF, Inc. international locations and has shared the results of the internal investigation with the SEC. The internal investigation revealed that Menlo Worldwide Forwarding (Thailand) Limited, a Thailand-based joint venture, also may have made certain payments in violation of the Foreign Corrupt Practices Act. MWF, Inc. made certain personnel changes and instituted policies and procedures in Thailand designed to prevent such payments from being made in the future. In December 2004, Con-way completed the sale of its air freight forwarding business (including the stock of MWF, Inc., Emery Transnational and Menlo Worldwide Forwarding (Thailand) Limited) to an affiliate of UPS. In connection with that sale, Con-way agreed to indemnify UPS for certain losses resulting from violations of the Foreign Corrupt Practices Act. Con-way is currently unable to predict whether it will be required to make payments under the indemnity.

ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors previously disclosed in
Part 1 Item 1A, "Risk Factors," of Con-way's 2005 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides a summary of shares repurchased during the quarter ended March 31, 2006 by Con-way under its repurchase plan authorized in January 2005:
                                            Total Number       Maximum Dollar
                     Total      Average   of Shares Purchased  Value of Shares
                   Number of     Price         as Part of      that May Yet Be
                    shares      Paid per   Publicly Announced  Purchased Under
                 Purchased[1]    Share         Program [1]      the Program[1]
                 ------------ ----------- ------------------- -----------------

January 1, 2006 -    104,000  $   45.96             104,000   $    146,167,192
 January 31, 2006

February 1, 2006 -   312,000  $   53.35             312,000   $    129,523,089
 February 28, 2006

March 1, 2006 -      310,000  $   51.80             310,000   $    113,466,278
 March 31, 2006
                 ------------             -------------------
   Total             726,000  $   51.63             726,000   $    113,466,278
                 ============             ===================


[1] In January 2005, the Board of Directors authorized the repurchase of up to $300 million in Con-way's common stock from time to time during a two-year period in open-market and privately negotiated transactions. On April 24, 2006, Con-way's Board of Directors authorized an expanded repurchase program that replaces the $300 million program approved in January 2005 and provides for the repurchase of up to $400 million in common stock through the end of
the second quarter of 2007.   Under the now-replaced program, Con-way
repurchased common stock of $189.6 million from January 1, 2005 through April 24, 2006, and no additional shares will be repurchased under that program. Under the new program, Con-way is authorized to repurchase an additional $400.0 million of common stock through open market purchases and privately negotiated transactions from time to time in such amounts as management deems appropriate.

ITEM 4.   Submission of Matters to a Vote of Security Holders

At the Annual Shareholders Meeting held April 18, 2006, the following proposals were presented with the indicated voting results:

For the purpose of electing members of the Board of Directors, the votes representing shares of common and preferred stock were cast as follows:

             Nominee                For           Against
       --------------------     ----------       ---------
        William R. Corbin       49,825,954       1,550,446
        Margaret G. Gill        49,572,659       1,803,741
        Robert Jaunich II       49,570,266       1,806,134
        Henry H. Mauz, Jr.      49,802,604       1,573,796
        Robert P. Wayman        48,266,434       3,109,966

The following directors did not stand for election and continued in office as directors after the Annual Shareholders Meeting: W. Keith Kennedy, Jr., John
J. Anton, Michael J. Murray, John C. Pope, Robert D. Rogers, William J Schroeder, Douglas W. Stotlar, Peter W. Stott, and Chelsea C. White III.

The amendment to CNF's Certificate of Incorporation, changing the name of the Company from "CNF Inc." to "Con-way Inc." was approved by the following votes: For 50,433,628; Against 851,686; Abstain 91,086.

The approval of the Con-way Inc. 2006 Equity and Incentive Plan was approved by the following vote: For 32,850,777; Against 13,059,555; Abstain 726,266.

The appointment of KPMG LLP as independent public accountants for the year 2006 was approved by the following vote: For 50,168,035; Against 890,588; Abstain 317,777.



ITEM 6.  EXHIBITS

Exhibit No.

(3)  Articles of Incorporation and by-laws:

     3.1   Con-way Inc. Certificate of Incorporation, as amended April 18,
            2006.

     3.2   Con-way Inc. Bylaws, as amended April 18, 2006.

(10)  Material Contracts

     10.1 Con-way Inc. 2006 Equity and Incentive Plan (Exhibit B to Con-way's Proxy Statement filed on March 17, 2006.*#)

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

                                             Con-way Inc.
                                             (Registrant)

May 8, 2006                                  /s/ Kevin C. Schick
                                             ---------------------
                                             Kevin C. Schick
                                             Senior Vice President and
                                             Chief Financial Officer