Form 10-Q
period 2006-06-30
Con-way Inc.
filed 2006-08-08
CIK 23675

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ----         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2006

                                     OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      ----            SECURITIES EXCHANGE ACT OF 1934

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



             Number of shares of Common Stock, $.625 par value,
                outstanding as of July  31, 2006:  47,956,779









                                CON-WAY INC.
                                  FORM 10-Q
                        Quarter Ended June 30, 2006

_______________________________________________________________________________
_______________________________________________________________________________

                                    INDEX



PART I.FINANCIAL INFORMATION                                                Page

  Item 1. Financial Statements

    Consolidated Balance Sheets -
      June 30, 2006 and December 31, 2005                                     3

    Statements of Consolidated Income -
      Three and Six Months Ended June 30, 2006 and 2005                       5

    Statements of Consolidated Cash Flows -
      Six Months Ended June 30, 2006 and 2005                                 6

    Notes to Consolidated Financial Statements                                7

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       21

  Item 3. Quantitative and Qualitative Disclosures about Market Risk         35

  Item 4. Controls and Procedures                                            36


PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                                  37

  Item 1A. Risk Factors                                                      37

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        38

  Item 6. Exhibits                                                           39

  Signatures                                                                 40






                         PART I. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


                                 CON-WAY INC.
                         CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                           (Dollars in thousands)



                                                   June 30,    December 31,
ASSETS                                               2006          2005
                                                 ------------  ------------
Current Assets
  Cash and cash equivalents                      $   313,904   $   514,275
  Marketable securities                              215,474       202,350
  Trade accounts receivable, net                     516,124       541,507
  Other accounts receivable (Note 1)                  27,370        42,529
  Operating supplies, at lower of
   average cost or market                             21,493        19,069
  Prepaid expenses (Note 1)                           56,512        53,883
  Deferred income taxes                               50,578        49,434
  Assets of discontinued operations (Note 2)          17,997        21,000
                                                 ------------  ------------
    Total Current Assets                           1,219,452     1,444,047
                                                 ------------  ------------

Property, Plant and Equipment, at cost
  Land                                               156,041       150,413
  Buildings and leasehold improvements               672,022       649,786
  Revenue equipment                                  879,344       778,958
  Other equipment                                    233,772       217,269
                                                 ------------  ------------
                                                   1,941,179     1,796,426
  Accumulated depreciation and amortization         (891,221)     (845,428)
                                                 ------------  ------------
                                                   1,049,958       950,998
                                                 ------------  ------------

Other Assets
  Deferred charges and other assets (Note 3)          41,045        42,578
  Capitalized software, net                           39,985        42,949
                                                 ------------  ------------
                                                      81,030        85,527
                                                 ------------  ------------
Total Assets                                     $ 2,350,440   $ 2,480,572
                                                 ============  ============


      The accompanying notes are an integral part of these statements.



                                 CON-WAY INC.
                         CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
             (Dollars in thousands except per share amounts)



                                                   June 30,    December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                 2006          2005
                                                 ------------  ------------
Current Liabilities
  Accounts payable                               $   288,788   $   274,742
  Accrued liabilities (Note 1)                       225,540       209,824
  Self-insurance accruals                             88,825        91,342
  Current maturities of long-term debt                18,633        15,033
  Liabilities of discontinued
   operations (Note 2)                                31,409        40,555
                                                 ------------  ------------
    Total Current Liabilities                        653,195       631,496

Long-Term Liabilities
  Long-term debt and guarantees                      560,332       581,469
  Self-insurance accruals                            107,761       102,416
  Employee benefits (Note 5)                         210,731       212,824
  Other liabilities and deferred credits              19,976        19,142
  Deferred income taxes                               28,345        22,307
                                                 ------------  ------------
    Total Liabilities                              1,580,340     1,569,654
                                                 ------------  ------------

Commitments and Contingencies (Note 10)

Shareholders' Equity
  Preferred stock, no par value;
   authorized 5,000,000 shares:
   Series B, 8.5% cumulative, convertible,
   $.01 stated value; designated
   1,100,000 shares; issued 622,928 and
   641,359 shares, respectively                            6             6
  Additional paid-in capital, preferred stock         94,741        97,544
  Deferred compensation, Thrift and Stock Plan       (36,059)      (40,628)
                                                 ------------  ------------
    Total Preferred Shareholders' Equity              58,688        56,922
                                                 ------------  ------------

  Common stock, $.625 par alue;
   authorized 100,000,000 shares;
   issued 61,600,799 and 61,204,263
   shares, respectively                               38,421        38,253
  Additional paid-in capital, common stock           544,726       528,743
  Retained earnings                                  719,115       620,565
  Deferred compensation,
   nonvested stock (Note 8)                               --        (3,078)
  Cost of repurchased common stock (Note 7)
   (13,415,647 and 8,928,008
    shares, respectively)                           (554,244)     (293,380)
                                                 ------------  ------------
    Total Common Shareholders' Equity                748,018       891,103
                                                 ------------  ------------
  Accumulated Other Comprehensive Loss (Note 6)      (36,606)      (37,107)
                                                 ------------  ------------
      Total Shareholders' Equity                     770,100       910,918
                                                 ------------  ------------
        Total Liabilities and
         Shareholders' Equity                    $ 2,350,440   $ 2,480,572
                                                 ============  ============


       The accompanying notes are an integral part of these statements.



                                 CON-WAY INC.
                      STATEMENTS OF CONSOLIDATED INCOME
                                 (Unaudited)
               (Dollars in thousands except per share amounts)



                                 Three Months Ended        Six Months Ended
                                      June 30,                 June 30,
                               -----------------------  -----------------------
                                  2006        2005         2006        2005
                               ----------- -----------  ----------- -----------

Revenues                       $1,100,052  $1,021,565   $2,146,044  $1,957,160

Costs and Expenses
  Operating expenses              867,039     807,348    1,713,492   1,565,036
  Selling, general and
   administrative expenses
   (Note 8)                        89,428      82,926      178,987     160,586
  Depreciation                     31,752      27,179       63,824      53,576
                               ----------- -----------  ----------- -----------
                                  988,219     917,453    1,956,303   1,779,198
                               ----------- -----------  ----------- -----------
Operating Income                  111,833     104,112      189,741     177,962
                               ----------- -----------  ----------- -----------

Other Income (Expense)
  Investment income                 6,680       5,535       13,622      10,162
  Interest expense                 (8,317)     (9,688)     (16,465)    (20,154)
  Miscellaneous, net                  174      (1,493)         656      (2,585)
                               ----------- -----------  ----------- -----------
                                   (1,463)     (5,646)      (2,187)    (12,577)
                               ----------- -----------  ----------- -----------
Income from Continuing
 Operations Before Income
  Tax Provision                   110,370      98,466      187,554     165,385
Income Tax
 Provision (Note 9)                34,418      29,622       63,609      55,078
                               ----------- -----------  ----------- -----------
Income from
 Continuing Operations             75,952      68,844      123,945     110,307
                               ----------- -----------  ----------- -----------

Discontinued Operations,
 net of tax (Note 2)
  Loss from
   Discontinued Operations         (1,176)       (688)      (1,929)     (1,300)
  Gain (Loss) from Disposal        (4,044)      2,951       (4,850)     (6,825)
                               ----------- -----------  ----------- -----------
                                   (5,220)      2,263       (6,779)     (8,125)

Net Income                         70,732      71,107      117,166     102,182
  Preferred Stock Dividends         1,808       2,036        3,571       4,025
                               ----------- -----------  ----------- -----------

Net Income Available to
 Common Shareholders           $   68,924  $   69,071   $  113,595  $   98,157
                               =========== ===========  =========== ===========

Net Income From Continuing
 Operations (after
  preferred dividends)         $   74,144  $   66,808   $  120,374  $  106,282
                               =========== ===========  =========== ===========

Weighted-Average Common
 Shares Outstanding (Note 1)
   Basic                       49,676,912  52,166,814   50,793,078  52,257,396
   Diluted                     53,104,005  56,016,513   54,228,769  56,333,732

Earnings (Loss) per
 Common Share (Note 1)
   Basic
     Net Income from
      Continuing Operations    $     1.49  $     1.28   $     2.37  $     2.03
     Loss from Discontinued
      Operations                    (0.02)      (0.01)       (0.04)      (0.02)
     Gain (Loss) from
      Disposal                      (0.08)       0.05        (0.09)      (0.13)
                               ----------- -----------  ----------- -----------
     Net Income Available to
      Common Shareholders      $     1.39  $     1.32   $     2.24  $     1.88
                               =========== ===========  =========== ===========

   Diluted
     Net Income from
      Continuing Operations    $     1.40  $     1.20   $     2.23  $     1.90
     Loss from Discontinued
      Operations                    (0.02)      (0.01)       (0.04)      (0.02)
     Gain (Loss) from
      Disposal                      (0.08)       0.05        (0.09)      (0.13)
                               ----------- -----------  ----------- -----------
     Net Income Available to
      Common Shareholders      $     1.30  $     1.24   $     2.10  $     1.75
                               =========== ===========  =========== ===========


          The accompanying notes are an integral part of these statements.



                                 CON-WAY INC.
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                                (Unaudited)
                           (Dollars in thousands)

                                                            Six Months Ended
                                                                June 30,
                                                        -----------------------
                                                           2006        2005
                                                        ----------- -----------

Cash and Cash Equivalents, Beginning of Period          $  514,275  $  346,581
                                                        ----------- -----------

Operating Activities

 Net income                                                117,166     102,182
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Discontinued operations, net of tax                       6,779       8,125
   Depreciation and amortization, net of accretion          68,404      59,062
   Increase (Decrease) in deferred income taxes              5,991     (11,476)
   Amortization of deferred compensation                     4,569       4,375
   Share-based compensation (Note 8)                         3,485         647
   Provision for uncollectible accounts                      1,251       2,251
   Equity in earnings of joint venture                      (8,859)     (7,454)
   Gain from sales of property and equipment, net           (1,197)       (353)
   Changes in assets and liabilities:
     Receivables                                            18,122     (57,850)
     Prepaid expenses                                       (2,629)      5,582
     Accounts payable                                        9,389     (10,854)
     Accrued incentive compensation                            944     (20,101)
     Accrued liabilities, excluding accrued
      incentive compensation                                16,320      10,274
     Self-insurance accruals                                 2,828       1,841
     Income taxes                                           23,276      27,383
     Employee benefits                                      (2,093)    (30,871)
     Deferred charges and credits                           13,938      22,517
     Other                                                  (8,489)     (7,200)
                                                        ----------- -----------
       Net Cash Provided by Operating Activities           269,195      98,080
                                                        ----------- -----------

Investing Activities

  Capital expenditures                                    (164,215)    (90,622)
  Software expenditures                                     (6,252)     (4,908)
  Proceeds from sales of property and equipment, net         4,050       2,347
  Proceeds from sale of discontinued operations                 --      29,366
  Net decrease (increase) in marketable securities         (13,124)    269,839
                                                        ----------- -----------
       Net Cash Provided by (Used in) Investing
        Activities                                        (179,541)    206,022
                                                        ----------- -----------

Financing Activities

  Repayment of long-term debt and guarantees               (15,016)   (112,715)
  Proceeds from exercise of stock options                   11,749      32,263
  Excess tax benefit from stock
   option exercises (Note 8)                                 2,229          --
  Payments of common dividends                             (10,223)    (10,527)
  Payments of preferred dividends                           (4,311)     (4,861)
  Repurchases of common stock (Note 7)                    (261,783)    (74,568)
                                                        ----------- -----------
       Net Cash Used in Financing Activities              (277,355)   (170,408)
                                                        ----------- -----------

      Net Cash Provided by (Used in) Continuing
       Operations                                         (187,701)    133,694
                                                        ----------- -----------

Discontinued Operations
  Net Cash Used In Operating Activities                    (12,492)    (13,547)
  Net Cash Used In Investing Activities                       (178)        (84)
                                                        ----------- -----------
      Net Cash Used in Discontinued Operations             (12,670)    (13,631)
                                                        ----------- -----------

      Increase (Decrease) in Cash and
       Cash Equivalents                                   (200,371)    120,063
                                                        ----------- -----------
   Cash and Cash Equivalents, End of Period             $  313,904  $  466,644
                                                        =========== ===========


Supplemental Disclosure
  Cash paid for income taxes, net                       $   30,188  $   37,246
                                                        =========== ===========
  Cash paid for interest, net of
   amounts capitalized                                  $   20,597  $   27,631
                                                        =========== ===========


      The accompanying notes are an integral part of these statements.






                                CON-WAY INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.  Principal Accounting Policies

Organization and Re-branding Initiative

The term "Con-way" or "Company" refers to Con-way Inc. (formerly CNF Inc.) and subsidiaries. On April 18, 2006, shareholders approved management's proposal to change the Company's name to Con-way Inc. from CNF Inc. The corporate name change marks the launch of a strategy to bring the Company's operations under a single master brand. Company management and the Board of Directors believe that the corporate name change and the re-branding initiative will result in better understanding of the Company's core businesses, operating strengths, corporate culture and values, thereby enabling the Company to compete more effectively in the markets it serves. Included in the initiative is a new Con-way logo and graphic identity.

In December of 2004, Con-way completed the sale of Menlo Worldwide Forwarding, Inc. and its subsidiaries and Menlo Worldwide Expedite!, Inc. (hereinafter collectively referred to as "MWF") to United Parcel Service, Inc. and United Parcel Service of America, Inc. (collectively, "UPS"). Prior to the sale, the collective results of MWF and Emery Worldwide Airlines, Inc. ("EWA") were reported as the Menlo Worldwide Forwarding reporting segment. EWA is a separate wholly owned subsidiary of Con-way that was not sold to UPS. In addition, on June 2, 2006, Con-way closed the operations of its domestic air freight forwarding business known as Con-way Forwarding. As a result, for the periods presented, the results of operations, net liabilities, and cash flows of the Menlo Worldwide Forwarding ("Forwarding") segment and the Con-way Forwarding operating unit have been segregated and reported as discontinued operations, as more fully discussed in Note 2, "Discontinued Operations." Refer to Note 4, "Reporting Segments," for additional discussion of the re-branding initiative and other organizational changes.

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


Earnings per Share ("EPS")

Basic EPS is computed by dividing reported earnings (loss) by the weighted-average common shares outstanding. Diluted EPS is calculated as follows:

  (Dollars in thousands          Three Months Ended        Six Months Ended
   except per share data)              June 30,                June 30,
                               -----------------------  -----------------------
                                  2006        2005         2006       2005
                               ----------- -----------  ----------- -----------
Numerator:
  Continuing operations
   (after preferred stock
    dividends), as reported    $   74,144  $   66,808   $  120,374  $  106,282
  Add-backs:
    Dividends on
     Series B preferred
     stock, net of
     replacement funding              290         297          545         561
                               ----------- -----------  ----------- -----------
  Continuing operations            74,434      67,105      120,919     106,843
                               ----------- -----------  ----------- -----------
  Discontinued operations          (5,220)      2,263       (6,779)     (8,125)
                               ----------- -----------  ----------- -----------
  Available to common
   shareholders                $   69,214  $   69,368   $  114,140  $   98,718
                               =========== ===========  =========== ===========

Denominator:
 Weighted-average common
  shares outstanding           49,676,912  52,166,814   50,793,078  52,257,396
 Stock options and
  nonvested stock                 494,347     711,059      502,945     937,696
 Series B preferred stock       2,932,746   3,138,640    2,932,746   3,138,640
                               ----------- -----------  ----------- -----------
                               53,104,005  56,016,513   54,228,769  56,333,732
                               =========== ===========  =========== ===========

 Anti-dilutive stock
  options not included in
  denominator                     321,700     362,700      325,700     332,200
                               =========== ===========  =========== ===========

Earnings (Loss) per Diluted
 Share:
   Continuing operations       $     1.40  $     1.20   $     2.23  $     1.90
   Discontinued operations          (0.10)       0.04        (0.13)      (0.15)
                               ----------- -----------  ----------- -----------
   Available to common
    shareholders               $     1.30  $     1.24   $     2.10  $     1.75
                               =========== ===========  =========== ===========

Income Taxes

Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Con-way uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate to be in effect when the taxes are paid. At June 30, 2006 and December 31, 2005, income tax receivables of $10.9 million and $31.5 million, respectively, were included in Other Accounts Receivable in Con-way's Consolidated Balance Sheets.

Self-Insurance Accruals

Con-way uses a combination of purchased insurance and self-insurance programs to provide for the costs of medical, casualty, liability, vehicular, cargo, and workers' compensation claims. Con-way participates in a re-insurance pool to reinsure a portion of its workers' compensation liabilities, as more fully discussed in Note 1, "Principal Accounting Policies - Self-Insurance Accruals," of Item 8, "Financial Statements and Supplementary Data," in Con-way's 2005 Annual Report on Form 10-K. Annually, each participant in the pool reinsures claims with the pool and assumes claims of an approximately equal amount. Reinsurance does not relieve Con-way of its liabilities under the original policy. In the 2006 plan year, Con-way increased its participation in the re-insurance pool when compared to the 2005 plan year. Con-way's higher participation level in 2006 resulted in a $13.9 million increase in the amount of annual premiums Con-way is obligated to pay the re-insurance pool and resulted in a similar increase in unearned annual premiums the re-insurance pool is obligated to pay to Con-way. Con-way's prepaid premiums and unearned premiums are recognized ratably over the year and the unamortized amounts are reported in the Consolidated Balance Sheets in prepaid expenses and accrued liabilities, respectively.

Property, Plant and Equipment

Con-way periodically evaluates whether changes to estimated useful lives are necessary to ensure that these estimates accurately reflect the economic use of the assets. In the second quarter of 2006, Con-way extended the estimated useful lives for certain classes of revenue equipment from 10 years to 13 years. Revenue equipment is depreciated on a straight-line basis over its estimated useful life, which ranges from 5 to 13 years. The effect of this change did not have a material effect on Con-way's results of operations for the periods presented.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), a revision of SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123") that supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and its related implementation guidance. SFAS 123R eliminates the alternative to use APB 25's intrinsic-value method of accounting that was provided in SFAS 123 as originally issued, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions) over the period during which an employee is required to provide service in exchange for the award. The adoption of SFAS 123R also requires new disclosures and additional accounting related to income taxes, earnings per share, and the cash flow effects of share-based compensation. See Note 8, "Share-Based Compensation" for more information on the effects of the new accounting standard.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of SFAS 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Tax positions shall be recognized only when it is more likely than not that the position will be sustained upon examination by a taxing authority. If the position meets the more-likely-than-not criteria, it should be measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. It requires previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold to be derecognized in the first subsequent financial reporting period in which the threshold is no longer met. FIN 48 requires expanded disclosure, which includes a reconciliation of the unrecognized tax benefits at the beginning and end of the period. The effective date of FIN 48 is the first fiscal year beginning after December 15, 2006. Con-way is currently assessing the effect that FIN 48 will have on its financial statements.

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

In the fourth quarter of 2005, Con-way reclassified the reporting of variable-rate demand notes in its financial statements from cash and cash equivalents to marketable securities. In the Consolidated Statements of Cash Flows for the six months ended June 30, 2005, the revised classification of these securities decreased beginning cash and cash equivalents by $40.0 million and reduced investing activities by $44.2 million from the amounts reported in Con-way's 2005 second-quarter report on Form 10-Q.


2.  Discontinued Operations

Discontinued operations in the periods presented relate to the closure of Con-way Forwarding, the sale of MWF, and the shut-down of EWA and its terminated Priority Mail contract with the U.S. Postal Service ("USPS"). The results of operations, net liabilities, and cash flows of discontinued operations have been segregated from continuing operations, except where otherwise noted.

Results of discontinued operations are summarized below:

                                 Three Months Ended        Six Months Ended
                                      June 30,                June 30,
                               -----------------------  -----------------------
  (Dollars in thousands)          2006        2005         2006        2005
                               ----------- -----------  ----------- -----------

Revenues
  Con-way Forwarding           $    9,544  $   12,310   $   21,699  $   24,398

Loss from Discontinued
 Operations
   Con-way Forwarding
     Loss before income tax        (1,493)     (1,071)      (2,963)     (2,177)
      benefit
     Income tax benefit               317         383        1,034         877
                               ----------- -----------  ----------- -----------
                               $   (1,176) $     (688)  $   (1,929) $   (1,300)
                               =========== ===========  =========== ===========
Gain (Loss) from Disposal,
 net of tax
   Con-way Forwarding          $   (5,128) $       --   $   (5,128) $       --
   MWF                              1,025       3,633          644      (6,143)
   EWA and Other                       59        (682)        (366)       (682)
                               ----------- -----------  ----------- -----------
                               $   (4,044) $    2,951   $   (4,850) $   (6,825)
                               =========== ===========  =========== ===========

The assets and liabilities of discontinued operations are presented in the Consolidated Balance Sheets under the captions "Assets (or Liabilities) of Discontinued Operations." At June 30, 2006 and December 31, 2005, assets of discontinued operations were $18.0 million and $21.0 million respectively, and liabilities of discontinued operations were $31.4 million and $40.6 million, respectively. As of the balance sheet dates reported, assets of discontinued operations consisted primarily of deferred taxes, while liabilities of discontinued operations included primarily accrued liabilities.

Con-way Forwarding

On June 2, 2006, Con-way closed the operations of its domestic air freight forwarding business known as Con-way Forwarding. The decision to close the operating unit was made following management's detailed review of the unit's competitive position and its prospects in relation to Con-way's long-term strategies. As a result of the closure, Con-way recognized a second-quarter $5.1 million loss (net of a $2.8 million tax benefit), due primarily to a $4.0 million write-off of non-transferable capitalized software and other assets, a $2.2 million loss related to non-cancelable operating leases, and $0.7 million of employee severance costs. Reflecting the write-off of assets and accrual of related costs, the remaining assets and liabilities related to the Con-way Forwarding operating unit at June 30, 2006 were $4.9 million and $5.9 million, respectively.

MWF

In October 2004, Con-way and Menlo Worldwide, LLC ("MW") entered into a stock purchase agreement with UPS to sell all of the issued and outstanding capital stock of MWF. Con-way completed the sale in December 2004, as more fully discussed below. The stock purchase agreement excludes certain assets and liabilities of MWF and includes certain assets and liabilities of Con-way or its subsidiaries related to the business conducted by MWF. Among the assets and liabilities so excluded are those related to EWA, and the obligation related to MWF employees covered under Con-way's domestic pension, postretirement medical and long-term disability plans. Under the agreement, UPS agreed to pay to Con-way an amount equal to MWF's cash position as of December 31, 2004, and to pay the estimated present value of Con-way's retained obligations related to MWF employees covered under Con-way's long-term disability and postretirement medical plans, as agreed to by the parties. Under the stock purchase agreement, Con-way has agreed to a three-year non-compete covenant that, subject to certain exceptions, will limit Con-way's annual air freight and ocean forwarding and/or customs brokerage revenues to $175 million through December 19, 2007. Con-way has also agreed to indemnify UPS against certain losses that UPS may incur after the closing of the sale with certain limitations. Any losses related to these indemnification obligations or any other costs, including any future cash expenditures, related to the sale that have not been estimated and recognized at this time will be recognized in future periods as an additional loss from disposal when and if incurred.

Upon completion of the sale of MWF on December 19, 2004, Con-way received cash consideration of $150 million, subject to certain post-closing adjustments, including adjustments for cash held by MWF at closing and MWF's net working capital as of closing. Following settlement of the MWF cash balance in March 2005, Con-way received cash of $29.4 million and recognized a first-quarter net loss from disposal in 2005 of $9.8 million, primarily to recognize the difference between the actual cash received and Con-way's estimate of the cash position at December 31, 2004, and to accrue additional estimated transaction costs. In the second quarter of 2005, Con-way recognized a $3.6 million gain for revisions to disposal-related cost estimates.

Con-way's disposal of MWF generated a capital loss for tax purposes. Under current tax law, capital losses can only be used to offset capital gains. Since Con-way did not forecast any significant taxable capital gains in the five-year tax carryforward period, the $40.8 million cumulative disposal-related tax benefit at December 31, 2004 was fully offset by a valuation allowance of an equal amount. The cumulative disposal-related tax benefit and the associated valuation allowance declined to $30.0 million at December 31, 2005 and June 30, 2006, due primarily to third-quarter sale-related proceeds received from UPS in 2005 and revisions to the tax effect of sale-related estimates in 2005, partially offset by the first-quarter disposal-related capital loss in 2005.

See Note 2, "Discontinued Operations," of Item 8, "Financial Statements and Supplementary Data," in Con-way's 2005 Annual Report on Form 10-K for a complete description of the disposition of MWF, including a discussion of losses from impairment and disposal of MWF and of cash payments received from UPS in connection with sale of MWF.

EWA

The results of EWA relate to the cessation of its air-carrier operations in 2001 and to the termination of its Priority Mail contract with the USPS in 2000. EWA's estimated loss reserves declined to $25.4 million at June 30, 2006 from $34.1 million at December 31, 2005 due primarily to the $9.2 million litigation settlement described below. EWA's remaining loss reserves at June 30, 2006 were reported in Liabilities of Discontinued Operations and consisted of Con-way's estimated remaining exposure related to the labor matters described below, and other litigation-related losses, as more fully discussed in Note 10, "Commitments and Contingencies."

In connection with the cessation of its air-carrier operations in 2001, EWA terminated the employment of all of its pilots and flight crewmembers. Those pilots and crewmembers were represented by the Air Line Pilots Association ("ALPA") union under a collective bargaining agreement. Subsequently, ALPA filed grievances on behalf of the pilots and flight crewmembers protesting the cessation of EWA's air-carrier operations and MWF's use of other air carriers. The ALPA matters are the subject of litigation in U.S. District Court, including litigation brought by former EWA pilots and flight crewmembers no longer represented by ALPA, and, depending on the outcome of that litigation, may be subject to binding arbitration. Based on management's current evaluation, Con-way believes that it has provided for its estimated remaining exposure related to the ALPA matters. However, there can be no assurance in this regard as Con-way cannot predict with certainty the ultimate outcome of these matters.

In addition, in 2002, EWA, Menlo Worldwide Forwarding, Inc. ("MWF, Inc."), and Con-way Inc. were named as defendants in a lawsuit filed in state court in California by approximately 140 former EWA pilots and flight crewmembers. The lawsuit alleged wrongful termination in connection with the termination of EWA's air-carrier operations, and sought $500 million and certain other unspecified damages. On June 30, 2006, EWA, for itself and for Con-way Inc. and MWF, concluded a final settlement with all plaintiffs not previously dismissed in the lawsuit. Under the terms of the settlement, plaintiffs received a cash payment of $9.2 million from EWA, and the lawsuit was dismissed with prejudice. Con-way believes that the cash settlement reduces by an equal amount its estimated loss reserve applicable to the grievances filed by ALPA.


3.  Investment in Unconsolidated Joint Venture

Vector SCM, LLC ("Vector") is a joint venture formed with General Motors ("GM") in December 2000 for the purpose of providing logistics management services on a global basis for GM, and for customers in addition to GM. As more fully discussed below, on June 23, 2006, GM exercised its call right to purchase MW's membership interest in Vector. The agreements provide a valuation methodology for the fair value of MW's membership interest in Vector, as defined below, and a framework for transition.

MW Capital and Profit Interest in Vector

Under the joint venture agreements, MW's membership interest in Vector consists of MW's capital account, its portion of Vector's undistributed earnings, and its profit interest in Vector. At June 30, 2006 and December 31, 2005, MW's capital account and undistributed earnings totaled $42.4 million and $33.6 million, respectively, and were reported net of Con-way's payable to Vector in Deferred Charges and Other Assets in Con-way's Consolidated Balance Sheets.

In exchange for assets contributed, MW's capital account on Vector's date of formation was $10.0 million. No additional capital account contributions have been made subsequent to the date of formation. Although MW owns a majority interest in Vector, MW's portion of Vector's operating results are reported in the Menlo Worldwide reporting segment as an equity-method investment based on GM's ability to control certain operating decisions.

Profit and loss are allocated to MW and GM on a percentage basis. MW's portion of Vector's net income, which is reported as a reduction of operating expenses in Con-way's Statements of Consolidated Income, does not include any provision for U.S. federal income taxes that will be incurred by Con-way, but does include a provision for MW's portion of Vector's income taxes on foreign income, as more fully discussed in Note 3, "Investment in Unconsolidated Joint Venture," of Item 8, "Financial Statements and Supplementary Data," in Con-way's 2005 Annual Report on Form 10-K. MW's undistributed earnings from Vector at June 30, 2006 and December 31, 2005, before provision for Con-way's related parent income taxes, were $32.4 million and $23.6 million, respectively.

Vector Affiliate Accounts with Con-way

Vector participates in Con-way's centralized cash management system, and, consequently, Vector's domestic trade accounts payable are paid by Con-way and settled through Vector's affiliate accounts with Con-way. In addition, excess cash balances in Vector's bank accounts, if any, are invested by Con-way and settled through affiliate accounts, which earn interest income based on a rate earned by Con-way's cash-equivalent investments and marketable securities. As a result of Vector's excess cash invested by Con-way, Con-way's payable to Vector as of June 30, 2006 and December 31, 2005 was $32.9 million and $22.0 million, respectively, as reported in Deferred Charges and Other Assets in Con-way's Consolidated Balance Sheets.

Call Right and Put Right

Under the Vector Agreements, GM has the right to purchase MW's membership interest in Vector ("Call Right") and MW has the right to require GM to purchase MW's membership interest in Vector ("Put Right"). The Call Right and Put Right are exercisable at the sole discretion of GM and MW, respectively. Under the amended Vector Agreements, the amount payable by GM to MW under the Put Right is based on a mutually agreed-upon value for MW's membership interest as of the contract amendment date and will decline on a straight-line basis over an 8-year period beginning January 1, 2004. The amount payable by GM to MW under the Call Right is the fair value for MW's membership interest in Vector as determined by approved appraisers. Exercise of MW's Put Right or GM's Call Right results in MW retaining any commercialization contracts involving customers other than GM.

GM Exercise of Call Right

As a result of GM's exercise of the Call Right, Con-way is entitled to receive the fair value of MW's membership interest in Vector as of June 22, 2006. Con-way believes that the fair value of MW's membership interest in Vector consists of the amount of MW's capital account, the amount of MW's portion of Vector's undistributed earnings, and the fair value of MW's portion of Vector's future profit. At June 30, 2006, MW's capital account and MW's portion of undistributed earnings in Vector totaled $42.4 million.

Under the Vector agreements, each party will engage a financial advisor to develop a valuation within 75 days of the call date. If the parties are unable to resolve any difference in excess of ten percent between the financial advisors' valuations, a third financial advisor will be retained to perform a valuation within 30 days, which will be used to arrive at the final valuation. The proceeds from the valuation are to be paid within 30 days following completion of the valuation or the end of the transition period described below, whichever occurs later. Proceeds received in excess of MW's capital account and MW's portion of undistributed earnings in Vector will be reported as a gain from continuing operations.

Con-way will provide transition services for a transition period up to nine months from the call date. Customary costs incurred by Con-way during this transition period, including those related to personnel, technology and other intellectual property, are required to be reimbursed by GM.

As part of the sale of MW's membership interest, Con-way expects to settle its affiliate payable to Vector, as described above. In addition, the $10 million line of credit provided by Con-way to Vector has been automatically terminated. As of June 30, 2006, there were no loans outstanding under the line of credit.

Con-way is currently in discussions with GM as to the valuation amount and transition terms for Vector operations. While Con-way believes that it is entitled to receive the payments described above and therefore expects to realize a gain from the sale of MW's membership interest to GM, it has not reached agreement with GM and cannot predict with certainty the ultimate outcome of these matters.


4.  Reporting Segments

Con-way discloses segment information in the manner in which the components are organized for making operating decisions, assessing performance and allocating resources. For financial reporting purposes, Con-way is divided into three reporting segments: Con-way Freight and Transportation, Menlo Worldwide and Con-way Other. Menlo Worldwide consists of the operating results of Menlo Worldwide Logistics ("Logistics") and Vector, the joint venture with GM that is accounted for as an equity-method investment. Certain corporate activities are reported in the Con-way Other reporting segment.

Organization and Re-branding Initiative

On April 18, 2006, shareholders approved management's proposal to change the Company's name to Con-way Inc. As a part of the strategy to bring the Company's operations under a single master brand, reporting units and segments were revised as described below.

Con-way Freight and Transportation includes the combined operating results of Con-way Freight and Con-way Transportation. Con-way Freight includes the U.S. less-than-truckload ("LTL") companies, formerly known as Con-Way Western Express, Con-Way Central Express and Con-Way Southern Express, which are being converted to the single Con-way Freight logo and colors. Also included in Con-way Freight are Con-Way Canada Express, which is renamed Con-way Canada, and Con-way Mexico. Collectively, these units provide primarily next-day and second-day LTL freight transportation throughout the U.S., Canada and Mexico within an integrated regional-carrier network. Con-way Transportation provides asset-based regional and transcontinental full-truckload services, dedicated expediting throughout North America and domestic brokerage services for truckload and intermodal shipments. Under the new master brand initiative, the former Con-Way NOW expediting unit and Con-Way Full Load brokerage were renamed, collectively, Con-way Expedite and Brokerage. As more fully discussed below, the Con-way Expedite portion of that business was sold in July 2006. Con-way Truckload will retain its existing name. Also within Con-way Transportation is its trailer manufacturing company, Road Systems. Logistics will continue to operate under its existing name within the corporate Con-way master brand while Con-way examines global trademark issues and requirements. Once the research is completed, a decision to change the Menlo name to Con-way will be considered.

Segment results reported below reflect (1) the integration of the former Con-way Logistics with Menlo Worldwide Logistics effective in the second quarter of 2005, (2) the reporting of Road Systems in the Con-way Freight and Transportation operating segment rather than the Con-way Other reporting segment effective in the first quarter of 2006, and (3) the closure of Con-way's domestic air freight forwarding business known as Con-way Forwarding in June 2006, which requires that the operating unit be excluded from the Con-way Freight and Transportation operating segment and be reported separately as discontinued operations. Prior-period segment results have been reclassified to reflect the above and to conform to the current-period presentation.

On June 23, 2006, GM exercised its call right to purchase MW's membership interest in Vector, as more fully discussed in Note 3, "Investment in Unconsolidated Joint Venture."

On July 21, 2006, Con-way executed an agreement with Panther Expedited Services, Inc. ("Panther") for Panther to purchase a portion of Con-way Expedite and Brokerage. Under the agreement, Con-way will sell to Panther the customer list, owner-operator relationships and certain equipment of Con-way Expedite and Con-way will retain Con-way Brokerage, the portion of business involved in truckload brokerage. As part of the transaction, Con-way has executed a non-compete agreement with Panther and has agreed to exit the expedited market immediately. In connection with the sale, Con-way received proceeds of $7.0 million in July 2006 and could receive up to an additional $1.0 million dependent on certain incentive provisions. Con-way estimates that the sale will result in a third-quarter gain in 2006 in continuing operations of approximately $6 million.

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

                                 Three Months Ended         Six Months Ended
  (Dollars in thousands)                June 30,                June 30,
                               -----------------------  -----------------------
                                  2006        2005         2006        2005
                               ----------- -----------  ----------- -----------
Revenues from
 External Customers
   Con-way Freight and
    Transportation             $  754,353  $  704,529   $1,450,483  $1,338,175
   Menlo Worldwide Logistics      345,699     317,036      695,561     618,985
                               ----------- -----------  ----------- -----------
                               $1,100,052  $1,021,565   $2,146,044  $1,957,160
                               =========== ===========  =========== ===========
Inter-segment
 Revenues
   Con-way Freight and
    Transportation             $   22,420  $   16,143   $   45,629  $   31,723
   Menlo Worldwide Logistics          226          --          226          --
                               ----------- -----------  ----------- -----------
                               $   22,646  $   16,143   $   45,855  $   31,723
                               =========== ===========  =========== ===========

Revenues before
 Inter-segment Eliminations
   Con-way Freight and
    Transportation             $  776,773  $  720,672   $1,496,112  $1,369,898
   Menlo Worldwide Logistics      345,925     317,036      695,787     618,985
   Inter-segment Revenue
    Eliminations                  (22,646)    (16,143)     (45,855)    (31,723)
                               ----------- -----------  ----------- -----------
                               $1,100,052  $1,021,565   $2,146,044  $1,957,160
                               =========== ===========  =========== ===========
Operating Income (Loss)
  Con-way Freight and
   Transportation              $  102,276  $   96,014   $  169,079  $  160,168
  Menlo Worldwide
    Logistics                       6,093       5,634       12,278      10,664
    Vector                          6,777       4,941       12,049       8,976
                               ----------- -----------  ----------- -----------
                                   12,870      10,575       24,327      19,640
                               ----------- -----------  ----------- -----------
  Con-way Other                    (1,201)       (955)        (475)       (324)
                               ----------- -----------  ----------- -----------
                               $  113,945  $  105,634   $  192,931  $  179,484
                               ----------- -----------  ----------- -----------
Reconciliation of segments
 to consolidated amount:
   Income tax related to
    Vector, an equity-method
    investment                     (2,112)     (1,522)      (3,190)     (1,522)
                               ----------- -----------  ----------- -----------
                               $  111,833  $  104,112   $  189,741  $  177,962
                               =========== ===========  =========== ===========


5.  Employee Benefit Plans

Employees of Con-way and its subsidiaries in the U.S. are covered under several defined benefit pension plans ("Pension Plans") and a postretirement medical plan ("Postretirement Plan"). The Pension Plans consist of a plan that covers the non-contractual employees and former employees of continuing operations and the former employees of discontinued operations (the "Retirement Plan"). Certain other pension plans cover only the former employees of the discontinued Forwarding segment (the "Forwarding Plans"). Con-way completed the sale of MWF in December 2004 and retained the obligations related to the MWF employees covered under the Retirement Plan and the Postretirement Plan as well as the net prepaid benefit cost related to the Forwarding Plans.

The employee benefit plan interim disclosures presented below are provided only for the Retirement Plan and the Postretirement Plan, including employees and former employees of continuing operations and the former employees of discontinued operations who are covered by those plans. As more fully discussed in Note 9, "Benefit Plans," of Item 8, "Financial Statements and Supplementary Data" in Con-way's 2005 Annual Report on Form 10-K, the benefit expense associated with employees of MWF and EWA covered under the Retirement Plan and Postretirement Plan was reported in the Consolidated Statements of Income as discontinued operations in 2005, but is reported as continuing operations in 2006.

Retirement Plan

The following table summarizes the components of net periodic benefit expense for the Retirement Plan:


                                  Three Months Ended       Six Months Ended
                                       June 30,                 June 30,
                               -----------------------  -----------------------
 (Dollars in thousands)            2006       2005         2006        2005
                               ----------- -----------  ----------- -----------

Service cost - benefits
 earned during the quarter     $   13,161  $   12,120   $   27,102  $   24,004
Interest cost on
 benefit obligation                13,075      12,924       27,354      25,788
Expected return on plan assets    (15,494)    (14,122)     (32,936)    (28,726)
Net amortization and deferral       2,007       1,173        3,665       1,734
                               ----------- -----------  ----------- -----------
 Net periodic benefit expense  $   12,749  $   12,095   $   25,185  $   22,800
                               =========== ===========  =========== ===========

In the presentation above, the portion of benefit expense that relates to discontinued operations was immaterial for the periods presented.

Con-way currently estimates that it will contribute $75 million to its Pension Plans in 2006, including $25.0 million contributed in April 2006 and $25.0 million contributed in July 2006.


Postretirement Plan

The following table summarizes the components of net periodic benefit expense for the Postretirement Plan:


                                  Three Months Ended       Six Months Ended
                                       June 30,                 June 30,
                               -----------------------  -----------------------
 (Dollars in thousands)            2006       2005         2006        2005
                               ----------- -----------  ----------- -----------

Service cost - benefits
 earned during the quarter     $      540  $      121   $    1,068  $      262
Interest cost on
 benefit obligation                 1,752         535        3,301       1,098
Net amortization and deferral         620         347        1,136         377
                               ----------- -----------  ----------- -----------
 Net periodic benefit expense  $    2,912  $    1,003   $    5,505  $    1,737
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


6.  Comprehensive Income

Comprehensive income, which is a measure of all changes in equity except those resulting from investments by owners and distributions to owners, was as follows:


                                  Three Months Ended       Six Months Ended
                                       June 30,                 June 30,
                               -----------------------  -----------------------
 (Dollars in thousands)            2006       2005         2006        2005
                               ----------- -----------  ----------- -----------

Net income                     $   70,732  $   71,107   $  117,166  $  102,182

Other comprehensive
 income (loss):
   Foreign currency
    translation adjustment             (5)        223          501         611
                               ----------- -----------  ----------- -----------
 Comprehensive income          $   70,727  $   71,330   $  117,667  $  102,793
                               =========== ===========  =========== ===========

The following is a summary of the components of Accumulated Other
Comprehensive Loss, net of tax:

                                             June 30,    December 31,
 (Dollars in thousands)                        2006          2005
                                           ------------  ------------

Accumulated foreign currency
 translation adjustments                   $      (431)  $      (932)
Minimum pension liability adjustment           (36,175)      (36,175)
                                           ------------  ------------
  Accumulated other comprehensive loss     $   (36,606)  $   (37,107)
                                           ============  ============


7.  Common Stock Repurchase Program

In January 2005, the Board of Directors authorized the repurchase of up to $300 million in Con-way's common stock from time to time during a two-year period in open-market and privately negotiated transactions. As described below, Con-way's Board of Directors on April 24, 2006 authorized an expanded repurchase program that replaced the $300 million program approved in January
2005.   Under the old program, Con-way repurchased common stock of $189.6 million from January 1, 2005 through April 24, 2006, and no additional shares will be repurchased under that program. Under the new program, Con-way is authorized to repurchase an additional $400 million of common stock through open-market purchases and privately negotiated transactions from time to time in such amounts as management deems appropriate through the end of the second quarter of 2007. Under the new program, Con-way repurchased common stock of $221.2 million from April 27, 2006 through June 30, 2006, leaving $178.8 million available for future repurchases of common stock.


8.  Share-Based Compensation

Under terms of Con-way's share-based compensation plans, employees and directors are granted options to purchase Con-way's common stock and, in some cases, are awarded nonvested shares of Con-way's common stock (also known as restricted stock). Stock options are granted at prices equal to the market value of the common stock on the date of grant and expire 10 years from the date of grant. Generally, stock options are granted with three- or four-year graded-vesting terms, under which one-third or one-fourth of the award vests each year, respectively. Stock options granted in and after December 2004 generally have three-year graded-vesting terms, while stock options issued before that date generally have four-year graded-vesting terms. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the stock option plans). Shares of nonvested stock are valued at the market price of Con-way's common stock at the date of award and are generally granted with three-year graded-vesting terms. At June 30, 2006, Con-way had 6,344,211 common shares available for the grant of stock options, restricted stock, or other share-based compensation under its equity plans.

Effective January 1, 2006, Con-way adopted the provisions of SFAS 123R, which requires recognition of compensation expense to share-based payment awards issued to Con-way's employees and directors. Con-way previously applied the recognition provisions of APB 25 and provided the required pro forma disclosures under SFAS 123.

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

The table below is presented for comparative purposes and illustrates the pro forma effect on net income and earnings per share as if Con-way had applied the fair-value recognition provisions of SFAS 123 to share-based compensation prior to January 1, 2006:


 (Dollars in thousands,               Three Months Ended     Six Months Ended
  except per share data)                 June 30, 2005         June 30, 2005
                                     --------------------  --------------------
Net income available to common
 shareholders, as reported           $            69,071   $            98,157
Share-based compensation (expense)
 income included in reported
 income, net of tax                                  (18)                  395
Compensation expense, net of tax,
 that would have been included in
 net income if the fair-value
 method had been applied                          (1,613)               (3,163)
                                     --------------------  --------------------
Pro forma net income as if the
 fair-value method had been applied  $            67,440   $            95,389
                                     ====================  ====================
Earnings per share:
  Basic:
    As reported                      $              1.32   $              1.88
                                     ====================  ====================
    Pro forma                        $              1.29   $              1.83
                                     ====================  ====================
  Diluted:
    As reported                      $              1.24   $              1.75
                                     ====================  ====================
    Pro forma                        $              1.21   $              1.70
                                     ====================  ====================


Impact of the Adoption of SFAS 123R

Con-way adopted SFAS 123R using the modified prospective transition method beginning January 1, 2006. Under the modified prospective method, compensation expense recognized in the first half of 2006 includes (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, adjusted for estimated forfeitures, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

The following is the effect of adopting SFAS 123R:

                                  Three Months Ended        Six Months Ended
                                   June 30, 2006             June 30, 2006
                               -----------------------  -----------------------
                                  Stock     Nonvested      Stock     Nonvested
 (Dollars in thousands)          Options      Stock       Options      Stock
                               ----------- -----------  ----------- -----------
Compensation expense recognized
 Selling, general and
  administrative expenses      $    1,491  $      506   $    2,842  $      643
 Deferred income tax benefit          581         198        1,108         251
                               ----------- -----------  ----------- -----------
   Decrease in net income      $      910  $      308   $    1,734  $      392
                               =========== ===========  =========== ===========


As a result of adopting SFAS 123R, Con-way's income from continuing operations before income taxes and net income from continuing operations for the second quarter of 2006, were $1.5 million and $0.9 million lower, respectively, and for the first half of 2006, were $2.8 million and $1.7 million lower, respectively, than if Con-way had continued to account for stock-based compensation under APB 25. In addition, basic and diluted earnings per share for the second quarter of 2006 were $0.02 lower and for the first half of 2006 were $0.03 lower. SFAS 123R requires the benefits on tax deductions in excess of recognized compensation expense to be reported as a financing cash flow rather than as an operating activity, as required by APB 25. In accordance with SFAS 123R, $2.2 million of excess tax benefits were reported as financing cash flows in the first half of 2006.

Valuation Assumptions

The fair value of each stock option grant is estimated using the Black-Scholes option pricing model. The following is a summary of the weighted-average assumptions used and the calculated weighted-average fair value:

                                  Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                               -----------------------  -----------------------
                                  2006        2005         2006         2005
                               ----------- -----------  ----------- -----------
Estimated fair value             $ 18.04     $ 17.29      $ 16.95     $ 17.98
Risk-free interest rate             5.1%        4.0%         4.8%        3.8%
Expected term (years)               4.50        5.50         4.50        5.53
Expected volatility                  30%         41%          31%         42%
Expected dividend yield            0.71%       1.20%        1.10%       1.19%

The risk-free interest rate is determined using the U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The expected life of the option is derived from a binomial lattice model, which is based on the historical rate of voluntary exercises, post-vesting terminations and volatility. Expected volatility is based on the historical volatility of Con-way's common stock over the most recent period equal to the expected term of the option.


Share-Based Payment Award Activity

The following table summarizes stock-option award activity for the six months ended June 30, 2006:

                                            Stock Options
                                    -----------------------------
                                     Number of       Wtd-Avg.
                                      Options     Exercise Price
                                    -----------  ----------------
Outstanding at December 31, 2005     1,729,550      $     34.29
  Granted                              320,900            55.14
  Exercised                           (376,350)           31.22
  Expired or cancelled                 (22,093)           43.34
                                    -----------
Outstanding at June 30, 2006         1,652,007      $     38.92
                                    ===========

Exercisable at June 30, 2006           901,727      $     32.64
                                    ===========


                                                 Outstanding  Exercisable
                                                 -----------  -----------
Weighted-average remaining contractual term       6.92 years   5.47 years
Aggregate intrinsic value (in thousands)         $   31,410   $   22,808

The aggregate intrinsic value reported in the table above represents the total pretax value, based on Con-way's closing common stock price of $57.93 at June 30, 2006, which would have been received by employees and directors had all of the holders exercised their in-the-money stock options on that date. The aggregate intrinsic value of options exercised in the first half of 2006 was $9.5 million, the total amount of cash received from the exercise of options was $11.7 million and the related tax benefit realized from the exercise of options was $3.7 million.

The total fair value of stock options that became vested in the first half of 2006 was $19.5 million, based on Con-way's closing common stock price on the vesting date. The total unrecorded deferred compensation cost on stock options, net of forfeitures, was $9.3 million, which is expected to be recognized over a weighted-average period of 1.87 years.

The following table summarizes nonvested stock award activity for the six months ended June 30, 2006.


                                           Nonvested Stock
                                    -----------------------------
                                                     Wtd-Avg.
                                     Number of      Grant-Date
                                       Awards         Price
                                    -----------  ----------------
Outstanding at December 31, 2005       158,048      $     38.43
  Awarded                               20,186            51.51
  Vested                               (51,825)           36.65
                                    -----------
Outstanding at June 30, 2006           126,409      $     43.98
                                    ===========

The total fair value of nonvested stock that became vested in the first half of 2006 was $2.8 million, based on Con-way's closing common stock price on the vesting date. The total unrecorded deferred compensation cost on shares of nonvested stock, net of forfeitures, was $3.5 million, which is expected to be recognized over a weighted-average period of 2.36 years. In connection with the adoption of SFAS 123R, Con-way eliminated the amount of deferred compensation related to shares of nonvested stock, as recorded in Shareholder's Equity in the Consolidated Balance Sheets on dates before adoption. As required by SFAS 123R, Con-way also reduced an equal and related amount of additional paid-in capital on common stock.


9.  Income Taxes

Con-way's effective tax rate of 31.2% and 33.9% in the second quarter and first half of 2006, respectively, increased from 30.1% and 33.3% in the second quarter and first half of 2005, respectively. Con-way's effective tax rate in all periods presented reflect the effect of second-quarter discrete tax items related to the settlement with the IRS of previous tax filings, which reduced the tax provision in 2006 and 2005 by $6.9 million and $7.0 million, respectively. Excluding the effect of these second-quarter adjustments and other less significant first-quarter discrete items, the effective tax provision rate in the second quarter and first half of 2006 was 37.4% and 37.8%, respectively, compared to 37.1% and 37.8% in the second quarter and first half of 2005, respectively.


10.  Commitments and Contingencies

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

In September 2003, Con-way received notice from the U.S. Attorney's Office for the District of Columbia that EWA is being considered for possible civil action under the False Claims Act for allegedly submitting false invoices to the USPS for payment under the Priority Mail contract. EWA subsequently entered into a tolling agreement with the government in order to give the parties more time to investigate the allegations. In November 2004, Con-way representatives met with the government to discuss the government's allegations, and at that time received certain information relating to the government's investigation. In addition, Con-way, on behalf of EWA, conducted its own investigation into the allegations. Under the False Claims Act, the government would be entitled to recover treble damages, plus penalties, if a court were to ultimately conclude that EWA knowingly submitted false invoices to the USPS. Based on management's current evaluation, Con-way believes that it has provided for its estimated exposure related to the allegations. However, there can be no assurance in this regard as Con-way cannot predict with certainty the outcome of this matter.

Con-way is a defendant in various other lawsuits incidental to its businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material effect on Con-way's financial condition, results of operations, or cash flows.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                Introduction
                               --------------

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

                            Overview of Business
                           ----------------------

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

Organization and Re-branding Initiative

On April 18, 2006, shareholders approved management's proposal to change the Company's name to Con-way Inc., as more fully discussed in Note 1, "Principal Accounting Policies - Organization and Re-branding Initiative," of Item 1, "Financial Statements." Con-way has begun a re-branding initiative to introduce a new Con-way logo and graphic identity as the master brand. Con-way's regional LTL operations have been renamed Con-way Freight, while the Company's truckload, expedite and brokerage divisions and its trailer manufacturer were made part of Con-way Transportation. As more fully discussed under "Results of Operations - Con-way Freight and Transportation," the expediting portion of that business was sold in July 2006. Logistics will continue to operate under its existing name within the corporate Con-way master brand while Con-way examines global trademark issues and requirements. Once the research is completed, a decision to change the Menlo name to Con-way will be considered. The Con-way re-branding initiative is expected to incur costs of $25 million to $35 million. Complete conversion to the Company's new graphic identity is scheduled to take 24 to 36 months. In the second quarter and first half of 2006, Con-way recognized re-branding expense of $1.1 million and $1.3 million, respectively.

As more fully discussed in Note 2, "Discontinued Operations," of Item 1, "Financial Statements," Con-way and Menlo Worldwide, LLC ("MW") in 2004 sold MWF to UPS, and on June 2, 2006, Con-way closed the operations of its domestic air freight forwarding business known as Con-way Forwarding. Accordingly, the results of operations, net liabilities, and cash flows of the Menlo Worldwide Forwarding segment and Con-way Forwarding operating unit have been segregated and reported as discontinued operations, except where otherwise noted. Refer to Note 4, "Reporting Segments," of Item 1, "Financial Statements," for additional discussion of organizational changes.

On June 23, 2006, GM exercised its call right to purchase MW's membership interest in Vector, as more fully discussed in Note 3, "Investment in Unconsolidated Joint Venture," of Item 1, "Financial Statements."



                            Results of Operations
                           -----------------------

The following table compares Con-way's consolidated operating results:

 (Dollars in thousands,
  except per shareamounts)        Three Months Ended        Six Months Ended
                                       June 30,                June 30,
                               -----------------------  -----------------------
                                  2006        2005         2006        2005
                               ----------- -----------  ----------- -----------
Net Income (Loss)
  Continuing Operations 1      $   74,144  $   66,808   $  120,374  $  106,282
  Discontinued Operations          (5,220)      2,263       (6,779)     (8,125)
                               ----------- -----------  ----------- -----------
Available to
 Common Shareholders           $   68,924  $   69,071   $  113,595  $   98,157
                               =========== ===========  =========== ===========

Diluted Earnings
 (Loss) per Share
   Continuing Operations       $     1.40  $     1.20   $     2.23  $     1.90
   Discontinued Operations          (0.10)       0.04        (0.13)      (0.15)
                               ----------- -----------  ----------- -----------
   Available to
    Common Shareholders        $     1.30  $     1.24   $     2.10  $     1.75
                               =========== ===========  =========== ===========

1 After preferred stock dividends


Con-way's second-quarter net income from continuing operations (after preferred stock dividends) grew 11.0% to $74.1 million ($1.40 per diluted share) in 2006 from $66.8 million ($1.20 per diluted share) in 2005, and in the first six months, grew 13.3% to $120.4 million ($2.23 per diluted share) in 2006 from $106.3 million ($1.90 per diluted share) in 2005. In 2006, second-quarter and first-half net income from continuing operations was partially offset by losses from discontinued operations, which primarily reflect a $5.1 million second-quarter charge related to the closure of Con-way Forwarding. In 2005, discontinued operations primarily includes a $9.8 million first-quarter loss related to the disposal of MWF and a $3.0 million second-quarter net gain due to revisions of cost estimates for the disposal of MWF and EWA. The resulting second-quarter net income available to common shareholders was $68.9 million ($1.30 per diluted share) in 2006 compared to $69.1 million ($1.24 per diluted share) in 2005, while in the first six months, net income available to common shareholders grew 15.7% to $113.6 million ($2.10 per diluted share) in 2006 from $98.2 million ($1.75 per diluted share) in 2005.

Higher earnings per share in the second quarter and first half of 2006 reflect Con-way's expanded common stock repurchase program, which included the repurchase in May 2006 of 3.75 million shares in two significant privately negotiated transactions. Primarily as the result of share repurchases, Con-way's second-quarter average diluted shares outstanding declined to 53.1 million shares in 2006 from 56.0 million shares in 2005, and in the six-month period, declined to 54.2 million shares from 56.3 million shares.

The following table compares Con-way's segment operating results of continuing operations:

                                 Three Months Ended         Six Months Ended
  (Dollars in thousands)                June 30,                June 30,
                               -----------------------  -----------------------
                                  2006        2005         2006        2005
                               ----------- -----------  ----------- -----------
Revenues
  Con-way Freight and
   Transportation              $  754,353  $  704,529   $1,450,483  $1,338,175
  Menlo Worldwide Logistics       345,699     317,036      695,561     618,985
                               ----------- -----------  ----------- -----------
                               $1,100,052  $1,021,565   $2,146,044  $1,957,160
                               =========== ===========  =========== ===========

Operating Income (Loss)
  Con-way Freight and
   Transportation              $  102,276  $   96,014   $  169,079  $  160,168
  Menlo Worldwide
    Logistics                       6,093       5,634       12,278      10,664
    Vector                          6,777       4,941       12,049       8,976
                               ----------- -----------  ----------- -----------
                                   12,870      10,575       24,327      19,640
                               ----------- -----------  ----------- -----------
  Con-way Other                    (1,201)       (955)        (475)       (324)
                               ----------- -----------  ----------- -----------
                               $  113,945  $  105,634   $  192,931  $  179,484
                               ----------- -----------  ----------- -----------
Reconciliation of segments
 to consolidated amount:
   Income tax related to
    Vector, an equity-method
    investment                     (2,112)     (1,522)      (3,190)     (1,522)
                               ----------- -----------  ----------- -----------
                               $  111,833  $  104,112   $  189,741  $  177,962
                               =========== ===========  =========== ===========


                            Continuing Operations

The overview below summarizes Con-way's operating results in the periods presented. This introductory section is intended to facilitate an executive-level understanding that provides context for the remainder of the discussion. Refer to "Reporting Segment Review" for more complete and detailed discussion and analysis.

Con-way's consolidated revenue for the second quarter and first half of 2006 increased 7.7% and 9.7%, respectively, from the same periods last year, due to higher revenue at both revenue-generating reporting segments.
Consolidated operating income in 2006 rose 7.4% in the second quarter and grew 6.6% in the first half of the year on improved operating results from Con-way Freight and Transportation and Menlo Worldwide. Consolidated operating income in the second quarter and first half of 2006 reflects re-branding costs of $1.1 million and $1.3 million, respectively, and stock-option compensation expense of $1.5 million and $2.8 million, respectively, which was recognized in connection with Con-way's adoption of SFAS 123R effective January 1, 2006, as more fully discussed in Note 8, "Share-Based Compensation," of Item 1, "Financial Statements." Con-way Freight and Transportation's operating income for the second quarter and first half of 2006 increased 6.5% and 5.6%, respectively, due largely to revenue growth of 7.1% and 8.4%, respectively, which reflects regional-carrier tonnage growth and yield improvement. Menlo Worldwide's operating income in the second quarter and first half of 2006 increased 21.7% and 23.9%, respectively, on improved operating results from Vector and Logistics. Reported segment income from Vector increased 37.2% to $6.8 million in the second quarter and 34.2% to $12.0 million in the first half of 2006. Logistics' operating income in the second quarter and first half of 2006 increased 8.1% and 15.1%, respectively, on revenue growth of 9.0% and 12.4%, respectively, reflecting the transition to a shared-resource process-based approach to providing logistics solutions.

Other net expense decreased $4.2 million in the second quarter of 2006 and $10.4 million in the first half of 2006 due primarily to an increase in investment income, a reduction in interest expense, and foreign exchange gains. Investment income in the second quarter and first half of 2006 rose $1.1 million and $3.5 million, respectively, on higher interest rates earned on cash-equivalent investments and marketable securities. Interest expense decreased $1.4 million and $3.7 million in the second quarter and first half of 2006, respectively, due largely to the $100.0 million repayment in June 2005 of the 7.35% Notes. In the second quarter and first half of 2006, other miscellaneous non-operating income primarily reflects positive variations in foreign exchange transactions, which improved comparative operating results by $1.5 million and $2.1 million, respectively.

Con-way's effective tax rate of 31.2% and 33.9% in the second quarter and first half of 2006, respectively, increased from 30.1% and 33.3% in the second quarter and first half of 2005, respectively. Con-way's effective tax rate in all periods presented reflect the effect of second-quarter discrete tax items related to the settlement with the IRS of previous tax filings, which reduced the tax provision in 2006 and 2005 by $6.9 million and $7.0 million, respectively. Excluding the effect of these second-quarter adjustments and other less significant first-quarter discrete items, the effective tax provision rate in the second quarter and first half of 2006 was 37.4% and 37.8%, respectively, compared to 37.1% and 37.8% in the second quarter and first half of 2005, respectively.

                          Reporting Segment Review

Con-way Freight and Transportation
----------------------------------

The following table compares operating results, operating margins, and the percentage increase in selected operating statistics of the Freight and Transportation reporting segment:

                                 Three Months Ended         Six Months Ended
  (Dollars in thousands)                June 30,                June 30,
                               -----------------------  -----------------------
                                  2006        2005         2006        2005
                               ----------- -----------  ----------- -----------
Summary of Operating Results
  Revenues                     $  754,353  $  704,529   $1,450,483  $1,338,175
  Operating Income                102,276      96,014      169,079     160,168
  Operating Margin                   13.6%       13.6%        11.7%       12.0%



                                2006 vs. 2005            2006 vs. 2005
                               ---------------          ---------------
Selected Freight
 Operating Statistics
   Revenue per day                   +8.9%                    +9.8%
   Weight per day                    +2.7                     +5.3
   Revenue per
    hundredweight ("yield")          +6.1                     +4.2
   Weight per shipment               +2.3                     +2.6

Con-way Freight and Transportation's revenue in the second quarter and first half of 2006 rose 7.1% and 8.4%, respectively, from the same periods in 2005 due primarily to higher revenue from Con-way Freight. Revenue per day from Con-way Freight in the second quarter of 2006 rose 8.9% from the second quarter of 2005 on a 6.1% increase in yield and a 2.7% increase in weight per day. For the first half of 2006, revenue per day from Con-way Freight rose 9.8% from the same period last year on a 5.3% increase in weight per day and a 4.2% increase in yield. Yield increases in the second quarter and first half of 2006 primarily reflect an increase in fuel surcharges and general rate increases, partially offset by increases in weight per shipment, as more fully discussed below. Like other LTL carriers, Con-way Freight assesses many of its customers with a fuel surcharge. As fuel prices have risen, the fuel surcharge has increased Con-way Freight's yield and revenue. However, the fuel surcharge is only one part of Con-way Freight's overall rate structure, and the total price that Con-way Freight receives from customers for its services is governed by market forces. Excluding fuel surcharges, yields in 2006 increased 2.4% and 0.8% from the second quarter and first half of 2005, respectively. Improved yields in the second quarter and first half of 2006 reflect Con-way's pricing initiatives and emphasis on increasing yields, which contributed to the departure of certain lower-yielding customer contracts. Yields in 2006 were adversely affected by 2.3% and 2.6% increases in weight per shipment in the second quarter and first half of 2006, respectively, which was driven in part by a spot-quote program that contributed to an increase in the number of shipments in excess of 10,000 pounds. The spot-quote program was developed to place lower-yielding large shipments into empty linehaul segments, making use of under-utilized capacity. Commensurate with the lower transportation cost per unit of weight, spot-quote and other lower-cost higher-weight shipments generally have lower yields.

Con-way Freight and Transportation's operating income in the second quarter and first half of 2006 increased 6.5% and 5.6%, respectively, due largely to higher revenue from Con-way Freight, partially offset by higher operating and administrative costs. Fuel costs in the second quarter and first half of 2006 increased 44.7% and 46.8%, respectively, and purchased transportation costs in the same comparative periods increased 12.7% and 15.1%, respectively. However, higher fuel costs and fuel-related increases in purchased transportation costs were more than recovered through fuel surcharges, as more fully discussed below in Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Fuel." Employee costs in the second quarter and first half of 2006 increased 5.9% and 8.3%, respectively, but declined as a percentage of revenue. Employee costs in 2006 reflect increases in base compensation and employee benefits, partially offset by lower incentive compensation. Base compensation in the second quarter and first half of 2006 rose 6.7% and 9.5%, respectively, due primarily to headcount increases attributable to higher business volumes, and to wage and salary rate increases, which typically take effect in the second and third quarters of each year. Headcount increases were most pronounced at Con-way Truckload, which began operations in January 2005. Incentive compensation in the second quarter and first half of 2006 declined by $2.4 million and $4.8 million, respectively, based on variations in operating income and other performance measures relative to incentive plan targets. Employee benefits expense increased 6.5% and 8.0% in the second quarter and first half of 2006, respectively, primarily from higher expenses for pension benefits and an increase in the cost of health and welfare benefits, which was due largely to an increase in claims experience. Depreciation expense increased 18.5% and 21.4% in the second quarter and first half of 2006, respectively, due to planned investments in strategic real estate and tractor and trailer acquisitions by Con-way Freight and Con-way Truckload in response to business volumes and equipment replacement needs. Other operating costs, which include fuel-related taxes, cargo claims costs and facilities costs, increased 13.0% and 11.9% in the second quarter and first half of 2006, respectively.

Con-way's reporting segments are allocated certain corporate administrative costs, as more fully discussed in Note 4, "Reporting Segments," of Item 1, "Financial Statements." Following the sale of MWF to UPS, a portion of Con-way's corporate administrative costs in 2005 were charged to UPS under a transition services agreement. Amounts allocated to the Con-way Freight and Transportation reporting segment, including those costs related to share-based compensation and re-branding initiatives, increased by $3.4 million and $10.6 million in the second quarter and first half of 2006, respectively, due primarily to a decline in amounts billed to UPS. In the second quarter and first half 2005, Con-way was reimbursed by UPS for $3.5 million and $7.3 million of costs, respectively.

As more fully discussed in Note 4, "Reporting Segments," of Item 1, "Financial Statements," Con-way sold a portion of its Con-way Expedite and Brokerage business on July 21, 2006. Under the agreement, Con-way will sell certain assets of the expediting operation and will retain Con-way Brokerage, the portion of business involved in truckload brokerage. In connection with the sale, Con-way received proceeds of $7.0 million in July 2006 and could receive up to an additional $1.0 million dependent on certain incentive provisions. Con-way estimates that the sale will result in a third-quarter gain in 2006 in continuing operations of approximately $6 million.

Menlo Worldwide
---------------

The Menlo Worldwide reporting segment consists of the operating results of Logistics and Vector. Menlo Worldwide in 2006 reported second-quarter operating income of $12.9 million, an increase of 21.7% over last year. In the first half of 2006, segment operating income was $24.3 million, a 23.9% improvement over the same prior-year period. Although MW owns a majority equity interest, the operating results of Vector are reported as an equity-method investment based on GM's ability to control certain operating decisions. Accordingly, Con-way's Consolidated Statements of Income do not include any revenue from Vector and only MW's proportionate share of the net income from Vector is reported as a reduction of operating expenses.

The table below compares operating results and operating margins of the Menlo Worldwide reporting segment for the three and six months ended June 30. The table summarizes Logistics net revenues (revenues less purchased transportation expenses) as well as gross revenues. Logistics' management believes that net revenues are a meaningful measure of the relative importance of its principal services since total revenues earned on most carrier-management services include the third-party carriers' charges to Logistics for transporting the shipments.

                                 Three Months Ended         Six Months Ended
  (Dollars in thousands)                June 30,                June 30,
                               -----------------------  -----------------------
                                  2006        2005         2006        2005
                               ----------- -----------  ----------- -----------
Summary of Operating Results
  Logistics
    Revenues                   $  345,699  $  317,036   $  695,561  $  618,985
    Purchased Transportation     (249,125)   (226,013)    (504,590)   (438,915)
                               ----------- -----------  ----------- -----------
    Net Revenues                   96,574      91,023      190,971     180,070

    Operating Income                6,093       5,634       12,278      10,664
    Operating Margin on Revenue       1.8%        1.8%         1.8%        1.7%
    Operating Margin on
     Net Revenue                      6.3%        6.2%         6.4%        5.9%

  Vector
    Operating Income           $    6,777  $    4,941   $   12,049  $     8,976


Menlo Worldwide - Logistics

Logistics' revenue in the second quarter and first half of 2006 increased 9.0% and 12.4%, respectively, due to increases in revenue from carrier-management and warehouse-management services. In 2006, revenue from carrier-management services in the second quarter and first half grew 8.8% and 14.2%, respectively, while revenue from warehouse-management services rose 10.0% and 6.0%, respectively. Revenues in the second quarter and first six months of 2006 reflect the termination in May 2006 of a carrier-management contract that accounted for 2.9% of Logistics' annual segment revenues in 2005 and start-up of new warehouse-management projects during the second quarter of 2006. Carrier-management revenue is attributable to contracts for which Logistics manages the transportation of freight but subcontracts the actual transportation and delivery of products to third parties, which Logistics refers to as purchased transportation. Logistics' net revenue (revenue less purchased transportation) in the second quarter and first half of 2006 increased 6.1% for both periods. In the second quarter and first half of 2006, purchased transportation costs grew 10.2% and 15.0%, respectively, due primarily to increased carrier-management volumes and fuel-related increases in carrier rates.

Logistics' operating income in the second quarter and first half of 2006 increased 8.1% and 15.1%, respectively, over the same periods of last year, due primarily to carrier-management revenue increases, and increased revenue and improved margins on warehouse-management services. Logistics' operating margins on carrier-management and warehouse-management services were positively affected by Logistics' transition to a shared-resource process-based approach that leverages a centralized transportation group, utilizes multi-client warehouses, and creates technological solutions that benefit multiple customers. These efforts contributed to improved margins by reducing facility costs and certain other operating and administrative expenses when measured as a percent of revenue. These reductions were partially offset by increases in employee costs and purchased labor, which increased 14.9% and 13.2% in the second quarter and first half of 2006, respectively. Employee costs in 2006 reflect increases in base compensation, incentive compensation and employee benefits. Base compensation in the second quarter and first half of 2006 rose 7.4% due primarily to growth in headcount and, to a lesser extent, wage and salary rate increases that typically take effect in the first and third quarters of each year.
Incentive compensation in the second quarter and first half of 2006 increased by $1.2 million and $1.5 million, respectively, based on variations in operating income and other performance measures relative to incentive plan targets. Employee benefits expense increased 13.9% and 16.9% in the second quarter and first half of 2006, respectively, primarily from an increase in the cost of health and welfare benefits, which was due largely to an increase in claims experience. Purchased labor costs increased in the second quarter and first half of 2006 by 25.9% and 19.1%, respectively, due primarily to the start-up of new warehouse-management projects, as described above.

Although not material to Con-way's consolidated results of operations, Logistics in the third quarter of 2006 expects to incur approximately $1 million of costs related to an in-process bid for a significant contract. Management will continue to pursue initiatives for improving operating margins, including the continued transition to a shared-resource process-based approach to serving customers and by renegotiating pricing terms while renewing customer contracts. As described above, Logistics in May 2006 terminated a very-low-margin contract with a customer who accounted for 2.9% of Logistics' annual segment revenues in 2005.

Beginning in the second quarter of 2005, Logistics integrated into its operations the former Con-Way Logistics business, which was previously reported in the Con-way Freight and Transportation segment. Accordingly, the operating results of Con-Way Logistics are reported with Menlo Worldwide Logistics and prior periods have been reclassified to conform to the current-period presentation.

Menlo Worldwide - Vector

Operating Results

Second-quarter segment operating income reported from MW's equity investment in Vector increased to $6.8 million in 2006 from $4.9 million in 2005, and for the sixth-month period, improved to $12.0 million in 2006 from $9.0 million in 2005. In the second quarter and first half of 2006, higher income earned in GM's North America region was due primarily to cost reductions and an increase in volumes. Increased compensation earned from GM's international regions was due primarily to an increase in compensation earned in GM's Latin America and Asia Pacific region, partially offset by a decrease in compensation from GM's European region, which reflects the amended agreements described in Con-way's 2005 Annual Report on Form 10-K under Item 7, "Management's Discussion and Analysis - Results of Operations - Menlo Worldwide - Vector." In 2006, the increased compensation earned from GM's Latin America and Asia Pacific region was due primarily to the second-quarter recognition of $1.8 million in performance-based compensation related to the completion of a successful international business case.

GM Exercise of Call Right

As more fully discussed in Note 3, "Investment in Unconsolidated Joint Venture," of Item 1, "Financial Statements," on June 23, 2006, GM exercised its call right to purchase MW's membership interest in Vector. As a result of GM's exercise of the call right, Con-way is entitled to receive the fair value of MW's membership interest in Vector as of June 22, 2006. Con-way believes that the fair value of MW's membership interest in Vector consists of the amount of MW's capital account, the amount of MW's portion of Vector's undistributed earnings, and the fair value of MW's portion of Vector's future profit. At June 30, 2006, MW's capital account and MW's portion of undistributed earnings in Vector totaled $42.4 million. Proceeds received in excess of MW's capital account and MW's portion of undistributed earnings in Vector will be reported as a gain from continuing operations.

Con-way is currently in discussions with GM as to the valuation amount and transition terms for Vector operations. While Con-way believes that it is entitled to receive the payments described above and therefore expects to realize a gain, it has not reached agreement with GM and cannot predict with certainty the ultimate outcome of these matters.

Con-way Other
-------------

The Con-way Other reporting segment consists of certain corporate activities. The Con-way Other second-quarter operating loss increased to $1.2 million in 2006 from $1.0 million in 2005, while the $0.5 million operating loss in the first half of 2006 increased from $0.3 million in 2005, as losses from re-insurance activities and operating costs on corporate properties in all periods presented were partially offset by gains from the sale of communication frequencies in the second quarter and first half of 2006. Losses from corporate re-insurance activities increased to $1.0 million in the second quarter of 2006 from $0.3 million in the second quarter of 2005. The first half of 2006 included a $0.6 million loss from corporate re-insurance activities, while the same period last year included a $1.1 million gain from corporate re-insurance activities. Costs associated with corporate properties were $0.5 million and $0.4 million in the second quarter of 2006 and 2005, respectively, and $0.9 million and $0.8 million in the first half of 2006 and 2005, respectively. Partially offsetting the losses were gains on the sale of surplus communication frequencies of $0.3 million and $1.3 million in the second quarter and first half of 2006, respectively.

Discontinued Operations
-----------------------

Discontinued operations in the periods presented relate to the closure of Con-way Forwarding, the sale of MWF, and the shut-down of EWA and its terminated Priority Mail contract with the U.S. Postal Service ("USPS"). The results of operations, net liabilities, and cash flows of discontinued operations have been segregated from continuing operations, except where otherwise noted. See Note 2, "Discontinued Operations," of Item 1, "Financial Statements" for a summary of operating results and a description of related loss reserves and contingencies. See Note 2, "Discontinued Operations," of Item 8, "Financial Statements and Supplementary Data," in Con-way's 2005 Annual Report on Form 10-K for a complete description of the disposition of MWF, including a discussion of losses from impairment and disposal of MWF and of cash payments received from UPS in connection with the sale of MWF.


                       Liquidity and Capital Resources
                       -------------------------------

In the first six months of 2006, cash of $456.9 million used in investing and financing activities was funded with $269.2 million of cash provided by operating activities and $200.4 million of cash and cash equivalents, which fell to $313.9 million at June 30, 2006 from $514.3 million at December 31, 2005. Investing activities in the first six months of 2006 used $179.5 million due primarily to capital expenditures of $164.2 million while financing activities used $277.4 million primarily for the repurchase of $261.8 million of common stock. Con-way's cash flows are summarized in the table below.

                                                           Six Months Ended
 (Dollars in thousands)                                        June 30,
                                                        -----------------------
                                                           2006        2005
                                                        ----------- -----------
Operating Activities
  Net income                                            $  117,166  $  102,182
  Discontinued operations                                    6,779       8,125
  Non-cash adjustments (1)                                  73,644      47,052
                                                        ----------- -----------
                                                           197,589     157,359
  Changes in assets and liabilities
    Receivables                                             18,122     (57,850)
    Prepaid expenses                                        (2,629)      5,582
    Accounts payable and accrued liabilities,
     excluding accrued incentive compensation               25,709        (580)
    Accrued incentive compensation                             944     (20,101)
    Income taxes                                            23,276      27,383
    Employee benefits                                       (2,093)    (30,871)
    Deferred charges and credits                            13,938      22,517
    All other changes in assets and liabilities             (5,661)     (5,359)
                                                        ----------- -----------
                                                            71,606     (59,279)

  Net Cash Provided by Operating Activities                269,195      98,080
                                                        ----------- -----------

  Net Cash Provided by (Used in) Investing Activities     (179,541)    206,022
                                                        ----------- -----------

  Net Cash Used in Financing Activities                   (277,355)   (170,408)
                                                        ----------- -----------

  Net Cash Provided by (Used in) Continuing Operations    (187,701)    133,694
  Net Cash Used in Discontinued Operations                 (12,670)    (13,631)
                                                        ----------- -----------
  Increase (Decrease) in Cash and Cash Equivalents      $ (200,371) $  120,063
                                                        =========== ===========

 (1) "Non-cash adjustments" refer to depreciation, amortization, deferred income taxes, provision for uncollectible accounts, equity in earnings of joint venture, and non-cash income and expenses.


Continuing Operations

Operating Activities

Cash flow from operating activities in the first six months of 2006 was $269.2 million, a $171.1 million increase from the same prior-year period, on growth in net income before non-cash items and from the net cash provided by changes in assets and liabilities. Receivables in the first six months of 2006 provided $18.1 million on a decline in the average collection period for Logistics' receivables due to improved processing of invoices and receipts. In the first six months of 2006, increases in prepaid expenses and accrued liabilities reflect an increase in Con-way's participation in a pool to reinsure a portion of its workers' compensation liabilities, as more fully discussed in Note 1, "Principal Accounting Policies - Self-Insurance Accruals," of Item 1, "Financial Statements." The change in accrued incentive compensation provided $0.9 million in the first six months of 2006, while the same prior-year period reflects a $20.1 million use of cash. In the first six months of 2006 and 2005, expense accruals for incentive compensation were $33.6 million and $37.2 million, respectively, while incentive compensation payments in those periods, which relate to the prior year, were $32.7 million and $57.3 million, respectively. The use of cash from the decline in employee benefit liabilities for the first half of 2006 and 2005 reflects the net effect of defined benefit plan funding contributions of $25.0 million and $52.5 million, respectively, as described below under " - Defined Benefit Pension Plans," partially offset by expense accruals for Con-way's defined benefit pension plan obligation. Cash provided by changes in deferred charges and credits decreased to $13.9 million in the first six months of 2006 from $22.5 million provided in the same period of 2005. In both periods presented, cash provided by deferred charges and credits reflects increases in Con-way's affiliate payable to Vector, which increased $10.9 million and $19.1 million in the first six months of 2006 and 2005, respectively.

As more fully discussed in Note 3, "Investment in Unconsolidated Joint Venture," of Item 1, "Financial Statements," on June 23, 2006, GM exercised its call right to purchase MW's membership interest in Vector. Under the Vector agreements, Con-way is entitled to receive the fair value of MW's membership interest in Vector as of June 22, 2006. As part of the sale of MW's membership interest, Con-way expects to settle its affiliate payable to Vector of $32.9 million as of June 30, 2006.

Investing Activities

Investing activities in the first six months of 2006 used $179.5 million compared to $206.0 million provided in the first six months of 2005, due primarily to variations in the conversion of cash and cash equivalents into and out of short-term marketable securities and to higher capital expenditures. Investments in marketable securities increased in the first six months of 2006 by $13.1 million, while the first six months of 2005 reflect a $269.8 million decrease due primarily to the conversion in March 2005 of auction-rate securities into cash and cash equivalents. Capital expenditures in the first six months of 2006 increased $73.6 million from the same period of 2005 due primarily to increased tractor and trailer expenditures at Con-way Freight and Transportation. In the first six months of 2005, Con-way collected non-trade receivables from UPS, including a $29.4 million payment in March 2005 from UPS in connection with the sale of MWF.

Financing Activities

Financing activities in the first six months of 2006 used cash of $277.4 million compared to $170.4 million used in the first six months of 2005. For the periods presented, common stock repurchases of $261.8 million in 2006 and $74.6 million in 2005 were made under Con-way's repurchase programs described below. The significant increase in second-quarter stock repurchases in 2006 was attributable to the repurchase in May 2006 of 3.75 million shares in two significant privately negotiated transactions. Under a program more fully discussed in Note 7, "Common Stock Repurchase Program," of Item 1, "Financial Statements," Con-way is authorized to repurchase an additional $178.8 million of common stock through the end of the second quarter of 2007.
Financing activities in both periods presented also reflect dividend payments and scheduled principal payments for the Thrift and Stock Plan notes guaranteed by Con-way. Cash provided by the exercise of stock options decreased to $11.7 million in the first six months of 2006 from $32.3 million in the same period last year. The higher level of stock option exercises in the first six months of 2005 was the result of an increase in the market price of Con-way's common stock combined with more outstanding exercisable options.

Con-way has a $400 million revolving credit facility that matures on March 11, 2010. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to $400 million. At June 30, 2006, no borrowings were outstanding under the facility and $209.3 million of letters of credit were outstanding, leaving $190.7 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions to borrowing. Con-way had other uncommitted unsecured credit facilities totaling $35.0 million at June 30, 2006, which are available to support letters of credit, bank guarantees, and overdraft facilities; at that date, a total of $18.0 million was outstanding under these facilities. The total letters of credit outstanding at June 30, 2006 provided collateral for Con-way's self-insurance programs. See "Forward-Looking Statements" below, and
Note 5, "Debt and Other Financing Arrangements," of Item 8, "Financial Statements and Supplementary Data," in Con-way's 2005 Annual Report on Form 10-K for additional information concerning Con-way's $400 million credit facility and some of its other debt instruments.

Defined Benefit Pension Plans

As more fully discussed below under "Estimates and Critical Accounting Policies - Defined Benefit Pension Plans," Con-way periodically reviews the funded status of its defined benefit pension plans for non-contractual employees, and makes contributions from time to time as necessary to comply with the funding requirements of the Employee Retirement Income Security Act ("ERISA"). In determining the amount and timing of its pension contributions, Con-way considers both the ERISA- and GAAP- based measurements of funded status as well as the tax deductibility of contributions. Con-way contributed $126.5 million to its defined benefit pension plans in 2005 and currently estimates it will contribute $75 million in 2006, including $25.0 million contributed in April 2006 and $25.0 million contributed in July 2006.

Contractual Cash Obligations

Con-way's contractual cash obligations as of December 31, 2005 are summarized in Con-way's 2005 Annual Report on Form 10-K under Item 7, "Management's Discussion and Analysis - Liquidity and Capital Resources - Contractual Cash Obligations." In the first six months of 2006, there have been no material changes in Con-way's contractual cash obligations outside the ordinary course of business.

In 2006, Con-way estimates capital expenditures of approximately $360 million (including software expenditures), primarily for acquisitions of additional tractor and trailer equipment and land and buildings. Con-way's actual 2006 capital expenditures may differ from the estimated amount, depending on factors such as the availability and timing of delivery of equipment, the availability of land in desired locations for new facilities, and the timing of obtaining permits, environmental studies and other approvals necessary for the development of new and existing facilities.

Other

Con-way's ratio of total debt to capital increased to 42.9% at June 30, 2006 from 39.6% at December 31, 2005, due primarily to the decrease in common shareholders' equity as a result of share repurchases in the second quarter of 2006. The effect of the share repurchases was partially offset by the increase in retained earnings resulting from net income earned in the first six months of 2006 and the $15.0 million repayment in January of Series A TASP notes.

On February 1, 2006, Standard & Poor's raised its rating on Con-way's senior unsecured debt to "BBB" from "BBB-." In addition, Fitch Ratings initiated coverage of Con-way on January 25, 2006 with a rating of "BBB." Both agencies reported the rating outlook for Con-way as "stable."

Discontinued Operations

Discontinued operations in the periods presented relate to the closure of Con-way Forwarding, the sale of MWF, and the shut-down of EWA and its terminated Priority Mail contract with the USPS. Except as described below under " - MWF," the cash flows from discontinued operations have been segregated from continuing operations and reported separately as discontinued operations.

MWF

On December 19, 2004, Con-way completed the sale of MWF to UPS for $150 million in cash, subject to adjustment for cash held by MWF at closing and the net working capital of MWF as of closing. In March 2005, Con-way received $29.4 million from UPS for the reimbursable cash held by MWF at closing, with no adjustment for net working capital, as reported in proceeds from sale of discontinued operations in investing activities. See Note 2, "Discontinued Operations," of Item 8, "Financial Statements and Supplementary Data," in Con-way's 2005 Annual Report on Form 10-K for a complete description of the disposition of MWF, including a discussion of losses from impairment and disposal of MWF and of cash payments received from UPS in connection with sale of MWF.

EWA

On June 30, 2006, EWA, MWF Inc. and Con-way Inc. concluded a final settlement of a lawsuit filed in state court in California by approximately 140 former EWA pilots and crewmembers, as more fully discussed in Note 2, "Discontinued Operations - EWA." Under the settlement, the plaintiffs received a cash payment of $9.2 million and the lawsuit was dismissed with prejudice.


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

Self-Insurance Accruals

Con-way uses a combination of purchased insurance and self-insurance programs to provide for the costs of medical, casualty, liability, vehicular, cargo, and workers' compensation claims. In the measurement of these costs, Con-way considers historical claims experience, medical costs, demographic and severity factors and other assumptions. Self-insurance accruals are developed based on the estimated, undiscounted cost of claims, including those claims incurred but not reported as of the balance sheet date. The long-term portion of self-insurance accruals relates primarily to workers' compensation and vehicular claims that are expected to be payable over several years. The actual costs may vary from estimates.

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

Disposition and Restructuring Estimates

As more fully discussed in Note 2, "Discontinued Operations," of Item 8, "Financial Statements and Supplementary Data," in Con-way's 2005 Annual Report on Form 10-K, Con-way's management made significant estimates and assumptions in connection with the disposition of MWF in 2004. Actual results could differ from estimates, which could affect related amounts reported in the financial statements. Significant estimates and assumptions were also made in connection with the disposition of Con-way Forwarding and EWA, as more fully discussed herein in Note 2, "Discontinued Operations," of
Item 1, "Financial Statements."

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

                                                           2006        2005
                                                        ----------- -----------
Weighted-average assumptions:
  Discount rate                                              6.00%       6.25%
  Expected long-term rate of return on plan assets           8.50%       8.50%


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

Under assumptions applied at the 2005 measurement date, the accumulated benefit obligation of certain Con-way pension plans exceeded the fair value of plan assets. Accordingly, Con-way recorded a minimum pension liability adjustment in Accumulated Other Comprehensive Loss of Shareholders' Equity to recognize the shortfall between the fair value of the assets and the accumulated benefit obligation of these plans. At June 30, 2006 and December 31, 2005, the cumulative additional minimum pension liability was $36.2 million (net of $23.1 million of tax benefits).

Con-way periodically reviews the funded status of its defined benefit pension plans for non-contractual employees, and makes contributions from time to time as necessary to comply with the funding requirements of the Employee Retirement Income Security Act ("ERISA"). In determining the amount and timing of its pension contributions, Con-way considers both the ERISA- and GAAP-based measurements of funded status as well as the tax deductibility of contributions. Con-way contributed $126.5 million to its defined benefit pension plans in 2005 and currently estimates it will contribute $75 million in 2006, including $25.0 million contributed in April 2006 and $25.0 million contributed in July 2006. Con-way's estimates of its defined benefit plan contributions are subject to variation based on changes in interest rates and asset returns.

Property, Plant and Equipment and Other Long-Lived Assets

In accounting for property, plant, and equipment, Con-way makes estimates about the expected useful lives and the expected residual values of the assets, and the potential for impairment based on the fair values of the assets and the cash flows generated by these assets.

The depreciation of property, plant, and equipment over their estimated useful lives and the determination of any salvage value requires management to make judgments about future events. Con-way periodically evaluates whether changes to estimated useful lives or salvage values are necessary to ensure these estimates accurately reflect the economic use of the assets. Con-way's periodic evaluation may result in changes in the estimated lives and/or salvage values used to depreciate its assets, which can affect the amount of periodic depreciation expense recognized and, ultimately, the gain or loss on the disposal of the asset. As a result of Con-way's periodic evaluation, the useful lives of certain classes of revenue equipment were changed in the second quarter of 2006, as more fully discussed in Note 1, "Principal Accounting Policies - Property, Plant and Equipment," of
Item 1, "Financial Statements."

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

   * labor matters, including the grievances by furloughed EWA pilots and crewmembers, labor organizing activities, work stoppages or strikes;

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

   * matters relating to GM's exercise of its call right to purchase MW's membership interest in Vector;

   * matters relating to Con-way's defined benefit pension plans.

As a result of the foregoing, no assurance can be given as to future financial condition, results of operations, or cash flows. See Note 10, "Commitments and Contingencies," of Item 1, "Financial Statements."


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

Interest Rates

Con-way is subject to the effect of interest rate fluctuations on the fair value of its long-term debt. Based on the fixed interest rates and maturities of its long-term debt, fluctuations in market interest rates would not significantly affect operating results or cash flows, but may have a material effect on the fair value of long-term debt, as more fully discussed in Note 5, "Debt and Other Financing Arrangements," of Item 8, "Financial Statements and Supplementary Data," in Con-way's 2005 Annual Report on Form 10-K.

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



                         PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Certain legal proceedings of Con-way are also discussed in Note 2, "Discontinued Operations," and Note 10, "Commitments and Contingencies," of
Part 1, Item 1, "Financial Statements."

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


ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors previously disclosed in
Item 1A, "Risk Factors," in Con-way's 2005 Annual Report on Form 10-K.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides a summary of shares repurchased during the quarter ended June 30, 2006 by Con-way:

                                            Total Number       Maximum Dollar
                     Total      Average   of Shares Purchased  Value of Shares
                   Number of     Price         as Part of      that May Yet Be
                    shares      Paid per   Publicly Announced  Purchased Under
                 Purchased[1]    Share         Program [1]      the Program[1]
                 ------------ ----------- ------------------- -----------------

April 1, 2006 -
 April 30, 2006     60,000 [2]   $ 51.15              60,000  $    400,000,000

May 1, 2006 -
 May 31, 2006    3,750,000       $ 59.00           3,750,000  $    178,767,500

June 1, 2006 -
 June 30, 2006          --            --                  --  $    178,767,500
                 ------------             -------------------
                 3,810,000       $ 58.87           3,810,000  $    178,767,500
                 ============             ===================

[1] In January 2005, the Board of Directors authorized the repurchase of up to $300 million in Con-way's common stock from time to time during a two-year period in open-market and privately negotiated transactions. As described below, Con-way's Board of Directors on April 24, 2006 authorized an expanded repurchase program that replaced the $300 million program approved in January 2005. Under the old program, Con-way repurchased common stock of $189.6 million from January 1, 2005 through April 24, 2006, and no additional shares will be repurchased under that program. Under the new program, Con-way is authorized to repurchase an additional $400 million of common stock through open-market purchases and privately negotiated transactions from time to time in such amounts as management deems appropriate through the end of the second quarter of 2007.

[2] Shares were repurchased under the old repurchase program authorized in January 2005.


ITEM 6.  EXHIBITS

Exhibit No.
-------------

(2) Plan of acquisition, reorganization, arrangement, liquidation, or succession:

       2.1   Con-way Inc. plan for discontinuance of Con-way Forwarding (Item
              2.05 to Con-way's Report on Form 8-K filed on June 5, 2006.*)

(31) Certification of Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32) Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


* Previously filed with the Securities and Exchange Commission and incorporated herein by reference.



                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Con-way Inc.
                                             --------------
                                             (Registrant)

August 7, 2006                               /s/ Kevin C. Schick
                                             ---------------------
                                             Kevin C. Schick
                                             Senior Vice President and
                                             Chief Financial Officer