Form 10-Q
period 2006-09-30
Con-way Inc.
filed 2006-11-08
CIK 23675

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2006

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

 X  Large accelerated filer      Accelerated filer      Non-accelerated filer
---                          ---                    ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes       No  X
   ----      ----


             Number of shares of Common Stock, $.625 par value,
              outstanding as of October 31, 2006:  47,061,104






                                CON-WAY INC.
                                  FORM 10-Q
                     Quarter Ended September 30, 2006

_______________________________________________________________________________
_______________________________________________________________________________

                                    INDEX


PART I.FINANCIAL INFORMATION                                              Page

 Item 1. Financial Statements

   Consolidated Balance Sheets -
     September 30, 2006 and December 31, 2005                               3

   Statements of Consolidated Income -
     Three and Nine Months Ended September 30, 2006 and 2005                5

   Statements of Consolidated Cash Flows -
     Nine Months Ended September 30, 2006 and 2005                          6

   Notes to Consolidated Financial Statements                               7

 Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             23

 Item 3. Quantitative and Qualitative Disclosures about Market Risk        39

 Item 4. Controls and Procedures                                           40


PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                                41

  Item 1A. Risk Factors                                                    41

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      42

  Item 6. Exhibits                                                         43

  Signatures                                                               44


                       PART I. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


                               CON-WAY INC.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                          (Dollars in thousands)



                                                   September 30,  December 31,
ASSETS                                                2006           2005
                                                   -------------  -------------
Current Assets
  Cash and cash equivalents                        $    293,235   $    514,275
  Marketable securities                                 181,950        202,350
  Trade accounts receivable, net                        504,010        541,507
  Other accounts receivable (Note 1)                     48,152         42,529
  Operating supplies, at lower of
   average cost or market                                19,917         19,069
  Prepaid expenses (Note 1)                              51,802         53,883
  Deferred income taxes                                  48,796         49,434
  Assets of discontinued operations (Note 2)             10,522         21,000
                                                   -------------  -------------
    Total Current Assets                              1,158,384      1,444,047
                                                   -------------  -------------

Property, Plant and Equipment, at cost
  Land                                                  158,458        150,413
  Buildings and leasehold improvements                  680,684        649,786
  Revenue equipment                                     935,700        778,958
  Other equipment                                       234,009        217,269
                                                   -------------  -------------
                                                      2,008,851      1,796,426
  Accumulated depreciation and amortization            (913,112)      (845,428)
                                                   -------------  -------------
                                                      1,095,739        950,998
                                                   -------------  -------------
Other Assets
  Deferred charges and other assets (Note 3)             42,841         42,578
  Capitalized software, net                              37,453         42,949
                                                   -------------  -------------
                                                         80,294         85,527
                                                   -------------  -------------
    Total Assets                                   $  2,334,417   $  2,480,572
                                                   =============  =============


     The accompanying notes are an integral part of these statements.




                                CON-WAY INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
               (Dollars in thousands except per share amounts)



                                                   September 30,  December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                  2006           2005
                                                   -------------  -------------
Current Liabilities
  Accounts payable                                 $    271,389   $    274,742
  Accrued liabilities  (Note 1)                         249,858        209,824
  Self-insurance accruals (Note 1)                       88,676         91,342
  Current maturities of long-term debt                   18,633         15,033
  Liabilities of discontinued operations (Note 2)        16,037         40,555
                                                   -------------  -------------
    Total Current Liabilities                           644,593        631,496
                                                   -------------  -------------
Long-Term Liabilities
  Long-term debt and guarantees                         559,038        581,469
  Self-insurance accruals (Note 1)                      109,464        102,416
  Employee benefits (Note 5)                            173,589        212,824
  Other liabilities and deferred credits                 20,711         19,142
  Deferred income taxes                                  38,239         22,307
                                                   -------------  -------------
    Total Liabilities                                 1,545,634      1,569,654
                                                   -------------  -------------

Commitments and Contingencies (Notes 10 and 11)

Shareholders' Equity
  Preferred stock, no par value; authorized
    5,000,000 shares: Series B, 8.5% cumulative,
    convertible, $.01 stated value; designated
    1,100,000 shares; issued 614,465 and
    641,359 shares, respectively                              6              6
  Additional paid-in capital, preferred stock            93,454         97,544
  Deferred compensation, DC Plan                        (33,775)       (40,628)
                                                   -------------  -------------
    Total Preferred Shareholders' Equity                 59,685         56,922
                                                   -------------  -------------
  Common stock, $.625 par value; authorized
    100,000,000 shares; issued 61,601,799 and
    61,204,263 shares, respectively                      38,425         38,253
  Additional paid-in capital, common stock              546,762        528,743
  Retained earnings                                     777,451        620,565
  Deferred compensation, nonvested stock (Note 8)            --         (3,078)
  Cost of repurchased common stock (Note 7)
    (14,270,504 and 8,928,008 shares, respectively)    (596,752)      (293,380)
                                                   -------------  -------------
    Total Common Shareholders' Equity                   765,886        891,103
                                                   -------------  -------------
  Accumulated Other Comprehensive Loss (Note 6)         (36,788)       (37,107)
                                                   -------------  -------------
    Total Shareholders' Equity                          788,783        910,918
                                                   -------------  -------------
      Total Liabilities and Shareholders' Equity   $  2,334,417   $  2,480,572
                                                   =============  =============


      The accompanying notes are an integral part of these statements.



                                 CON-WAY INC.
                       STATEMENTS OF CONSOLIDATED INCOME
                                  (Unaudited)
                (Dollars in thousands except per share amounts)



                                  Three Months Ended        Nine Months Ended
                                    September 30,             September 30,
                               -----------------------  -----------------------
                                   2006         2005         2006         2005
                               ----------- -----------  ----------- -----------
Revenues                       $1,076,807  $1,084,457   $3,222,851  $3,041,617

Costs and Expenses
  Operating expenses              848,024     871,019    2,561,516   2,436,055
  Selling, general and
    administrative
    expenses (Note 8)              93,868      80,363      272,855     240,949
  Depreciation                     32,600      29,319       96,424      82,895
                               ----------- -----------  ----------- -----------
                                  974,492     980,701    2,930,795   2,759,899
                               ----------- -----------  ----------- -----------
Operating Income                  102,315     103,756      292,056     281,718
                               ----------- -----------  ----------- -----------

Other Income (Expense)
  Investment income                 5,399       5,668       19,021      15,830
  Interest expense                 (8,761)     (8,426)     (25,226)    (28,580)
  Miscellaneous, net                 (511)       (732)         145      (3,317)
                               ----------- -----------  ----------- -----------
                                   (3,873)     (3,490)      (6,060)    (16,067)
                               ----------- -----------  ----------- -----------
Income from Continuing
 Operations Before
  Income Tax Provision             98,442     100,266      285,996     265,651
    Income Tax
      Provision (Note 9)           33,664      35,244       97,273      90,322
                               ----------- -----------  ----------- -----------

Income from Continuing
  Operations                       64,778      65,022      188,723     175,329
                               ----------- -----------  ----------- -----------

Discontinued Operations,
 net of tax (Note 2)
   Loss from Discontinued
    Operations                         --        (549)      (1,929)     (1,849)
   Gain (Loss) from
    Disposal                           --       3,335       (4,850)     (3,490)
                               ----------- -----------  ----------- -----------
                                       --       2,786       (6,779)     (5,339)

Net Income                         64,778      67,808      181,944     169,990
  Preferred Stock Dividends         1,748       1,816        5,319       5,841
                               ----------- -----------  ----------- -----------

Net Income Available to
  Common Shareholders          $   63,030  $   65,992   $  176,625  $  164,149
                               =========== ===========  =========== ===========

Net Income From Continuing
  Operations
  (after preferred dividends)  $   63,030  $   63,206   $  183,404  $  169,488
                               =========== ===========  =========== ===========

Weighted-Average Common
   Shares Outstanding (Note 1)
    Basic                      47,601,175  52,081,891   49,717,418  52,198,251
    Diluted                    50,857,496  55,966,289   53,092,636  56,259,541

Earnings (Loss) per
   Common Share (Note 1)
    Basic
     Net Income
      from Continuing
       Operations              $     1.32  $     1.21   $     3.69  $     3.25
     Loss from
      Discontinued
       Operations                      --       (0.01)       (0.04)      (0.04)
     Gain (Loss)
      from Disposal                    --        0.07        (0.10)      (0.07)
                               ----------- -----------  ----------- -----------
     Net Income
      Available to
       Common Shareholders     $     1.32  $     1.27   $     3.55  $     3.14
                               =========== ===========  =========== ===========

    Diluted
     Net Income
      from Continuing
       Operations              $     1.24  $     1.13   $     3.47  $     3.03
     Loss from
      Discontinued
       Operations                      --       (0.01)       (0.04)      (0.04)
     Gain (Loss)
      from Disposal                    --        0.06        (0.09)      (0.06)
                               ----------- -----------  ----------- -----------
     Net Income
      Available to
       Common Shareholders     $     1.24  $     1.18   $     3.34  $     2.93
                               =========== ===========  =========== ===========


       The accompanying notes are an integral part of these statements.



                                CON-WAY INC.
                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (Unaudited)
                           (Dollars in thousands)

                                                           Nine Months Ended
                                                             September 30,
                                                     --------------------------
                                                         2006         2005
                                                     ------------  ------------

Cash and Cash Equivalents, Beginning of Period       $   514,275   $   346,581
                                                     ------------  ------------

Operating Activities
Net income                                               181,944       169,990
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Discontinued operations, net of tax                    6,779         5,339
    Depreciation and amortization, net of accretion      103,615        90,928
    Increase (Decrease) in deferred income taxes          17,667       (17,043)
    Amortization of deferred compensation                  6,853         6,432
    Share-based compensation (Note 8)                      5,555         1,359
    Provision for uncollectible accounts                   2,152         3,467
    Equity in earnings of joint venture                  (10,858)      (10,833)
    Gain from sales of property and equipment, net        (1,052)         (443)
    Gain on sale of business                              (6,231)           --
    Changes in assets and liabilities:
      Receivables                                         25,915      (109,963)
      Prepaid expenses                                     2,081         4,617
      Accounts payable                                    (5,792)       16,060
      Accrued incentive compensation                      13,200        (1,214)
      Accrued liabilities, excluding accrued
       incentive compensation                             26,613        29,894
      Self-insurance accruals                              4,382         2,769
      Income taxes                                         8,929        61,379
      Employee benefits                                  (39,235)      (39,807)
      Deferred charges and credits                        13,699        26,643
      Other                                               (5,970)       (5,491)
                                                     ------------  ------------
       Net Cash Provided by Operating Activities         350,246       234,083
                                                     ------------  ------------

Investing Activities
  Capital expenditures                                  (243,297)     (168,031)
  Software expenditures                                   (7,500)       (6,326)
  Proceeds from sales of property and equipment, net       4,630         3,756
  Proceeds from sale of business, including
   discontinued operations                                 8,000       108,366
  Net decrease in marketable securities                   20,400       236,350
                                                     ------------  ------------
       Net Cash Provided by (Used in)
        Investing Activities                            (217,767)      174,115
                                                     ------------  ------------

Financing Activities
   Repayment of long-term debt and guarantees            (15,024)     (112,722)
   Proceeds from exercise of stock options                11,771        56,844
   Excess tax benefit from stock option
    exercises (Note 8)                                     2,518            --
   Payments of common dividends                          (15,004)      (15,782)
   Payments of preferred dividends                        (8,457)       (9,664)
   Repurchases of common stock (Note 7)                 (305,925)     (111,562)
                                                     ------------  ------------
       Net Cash Used in Financing Activities            (330,121)     (192,886)
                                                     ------------  ------------

       Net Cash Provided by (Used in)
        Continuing Operations                           (197,642)      215,312
                                                     ------------  ------------

Discontinued Operations
  Net Cash Used In Operating Activities                  (23,220)      (14,033)
  Net Cash Used In Investing Activities                     (178)          (40)
                                                     ------------  ------------
       Net Cash Used in Discontinued Operations          (23,398)      (14,073)
                                                     ------------  ------------

       Increase (Decrease) in Cash
        and Cash Equivalents                            (221,040)      201,239
                                                     ------------  ------------
Cash and Cash Equivalents, End of Period             $   293,235   $   547,820
                                                     ============  ============

Supplemental Disclosure
  Cash paid for income taxes, net                    $    65,044   $    40,916
                                                     ============  ============
  Cash paid for interest, net of
   amounts capitalized                               $    21,295   $    28,187
                                                     ============  ============


      The accompanying notes are an integral part of these statements.


                                CON-WAY INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.  Principal Accounting Policies

Re-branding Initiative and Organization

The term "Con-way" or "Company" refers to Con-way Inc. (formerly CNF Inc.) and its subsidiaries. On April 18, 2006, shareholders approved management's proposal to change the Company's name to Con-way Inc. from CNF Inc. The corporate name change marks the launch of a strategy to bring the Company's operations under a single master brand. Company management and the Board of Directors believe that the corporate name change and the re-branding initiative will result in better understanding of the Company's core businesses, operating strengths, corporate culture and values, thereby enabling the Company to compete more effectively in the markets it serves. Included in the initiative is a new Con-way logo and graphic identity.

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


Earnings per Share ("EPS")

Basic EPS is computed by dividing reported earnings (loss) by the weighted-average common shares outstanding. Diluted EPS is calculated as follows:

(Dollars in thousands except     Three Months Ended        Nine Months Ended
  per share data)                   September 30,            September 30,
                               -----------------------  -----------------------
                                  2006        2005         2006        2005
                               ----------- -----------  ----------- -----------
Numerator:
  Continuing operations
   (after preferred stock
    dividends), as reported    $   63,030  $   63,206   $  183,404  $  169,488
  Add-backs:
    Dividends on
     Series B preferred
     stock, net of
     replacement funding              262         269          807         830
                               ----------- -----------  ----------- -----------
  Continuing operations            63,292      63,475      184,211     170,318
                               ----------- -----------  ----------- -----------
  Discontinued operations              --       2,786       (6,779)     (5,339)
                               ----------- -----------  ----------- -----------
  Available to common
   shareholders                $   63,292  $   66,261   $  177,432  $  164,979
                               =========== ===========  =========== ===========

Denominator:
 Weighted-average common
  shares outstanding           47,601,175  52,081,891   49,717,418  52,198,251
 Stock options and nonvested
  stock                           363,420     786,186      482,317     963,078
 Series B preferred stock       2,892,901   3,098,212    2,892,901   3,098,212
                               ----------- -----------  ----------- -----------
                               50,857,496  55,966,289   53,092,636  56,259,541
                               =========== ===========  =========== ===========

 Anti-dilutive stock
  options not included in
   denominator                    400,900          --      324,500      44,000
                               =========== ===========  =========== ===========

Earnings (Loss) per Diluted
 Share:
  Continuing operations        $     1.24  $     1.13   $     3.47  $     3.03
  Discontinued operations              --        0.05        (0.13)      (0.10)
                               ----------- -----------  ----------- -----------
  Available to common
   shareholders                $     1.24  $     1.18   $     3.34  $     2.93
                               =========== ===========  =========== ===========

Income Taxes

Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Con-way uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate to be in effect when the taxes are paid. At September 30, 2006 and December 31, 2005, income tax receivables of $28.7 million and $31.5 million, respectively, were included in other accounts receivable in Con-way's consolidated balance sheets.

Self-Insurance Accruals

Con-way uses a combination of purchased insurance and self-insurance programs to provide for the costs of medical, casualty, liability, vehicular, cargo and workers' compensation claims. Con-way participates in a re-insurance pool to reinsure a portion of its workers' compensation liabilities. Annually, each participant in the pool reinsures claims with the pool and assumes claims of an approximately equal amount. Reinsurance does not relieve Con-way of its liabilities under the original policy. In the 2006 plan year, Con-way increased its participation in the re-insurance pool when compared to the 2005 plan year. Con-way's higher participation level in 2006 resulted in a $13.9 million increase in the amount of annual premiums Con-way is obligated to pay the re-insurance pool and resulted in a similar increase in unearned annual premiums the re-insurance pool is obligated to pay to Con-way. Con-way's prepaid premiums and unearned premiums are recognized ratably over the year and the unamortized amounts are reported in the consolidated balance sheets in prepaid expenses and accrued liabilities, respectively.

Property, Plant and Equipment

Con-way periodically evaluates whether changes to estimated useful lives are necessary to ensure that these estimates accurately reflect the economic use of the assets. In the second quarter of 2006, Con-way completed an analysis of equipment lives and extended the estimated useful lives for certain classes of revenue equipment from 10 years to 13 years. Revenue equipment is depreciated on a straight-line basis over its estimated useful life, which ranges from 5 to 13 years. The effect of this change did not have a material effect on Con-way's results of operations for the periods presented.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), a revision of SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123") that supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and its related implementation guidance. SFAS 123R eliminates the alternative to use APB 25's intrinsic-value method of accounting that was provided in SFAS 123 as originally issued, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions) over the period during which an employee is required to provide service in exchange for the award. The adoption of SFAS 123R also requires new disclosures and additional accounting related to income taxes, earnings per share, and the cash flow effects of share-based compensation. See Note 8, "Share-Based Compensation" for more information on the effects of this accounting standard.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of SFAS 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Tax positions shall be recognized only when it is more likely than not that the position will be sustained upon examination by a taxing authority. If the position meets the more-likely-than-not criteria, it should be measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. It requires previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold to be derecognized in the first subsequent financial reporting period in which the threshold is no longer met. FIN 48 requires expanded disclosure, including a reconciliation of the unrecognized tax benefits at the beginning and end of the period. The effective date of FIN 48 is the first fiscal year beginning after December 15, 2006. Con-way does not expect the adoption of FIN 48 to have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair-value measurements and does not require any new fair-value measurements. The effective date of SFAS 157 is the first fiscal year beginning after November 15, 2007, and interim periods within those years, which for Con-way is the first quarter of 2008. Con-way does not expect the adoption of SFAS 157 to have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"), as more fully discussed in Note 5, "Employee Benefits - New Accounting Standard."

Reclassification

Certain amounts in the prior-period financial statements have been reclassified to conform to the current-period presentation, including Con-way's reclassification of variable-rate demand notes in its financial statements from cash and cash equivalents to marketable securities in the fourth quarter of 2005. In the consolidated statements of cash flows for the nine months ended September 30, 2005, the revised classification of these securities decreased beginning cash and cash equivalents by $40.0 million and reduced investing activities by $53.9 million from the amounts reported in Con-way's 2005 third-quarter report on Form 10-Q.

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

Results of discontinued operations are summarized below:

                                 Three Months Ended        Nine Months Ended
                                    September 30,             September 30,
                               -----------------------  -----------------------
 (Dollars in thousands)           2006        2005         2006       2005
                               ----------- -----------  ----------- -----------
Revenues
  Con-way Forwarding           $       --  $   14,694   $   21,699  $   39,092

Loss from Discontinued
 Operations
  Con-way Forwarding
    Loss before income tax
     benefit                           --        (723)     (2,963)      (2,900)
    Income tax benefit                 --         174       1,034        1,051
                               ----------- -----------  ----------- -----------
                               $       --   $    (549)  $   1,929)  $   (1,849)
                               =========== ===========  =========== ===========

Gain (Loss) from Disposal,
 net of tax
   Con-way Forwarding          $      --   $       --   $   (5,128) $       --
   MWF                                          8,967          644       2,824
   EWA and Other                               (5,632)        (366)     (6,314)
                               ----------- -----------  ----------- -----------
                               $      --   $    3,335   $   (4,850) $   (3,490)
                               =========== ===========  =========== ===========

The assets and liabilities of discontinued operations are presented in the consolidated balance sheets under the assets (or liabilities) of discontinued operations. At September 30, 2006 and December 31, 2005, assets of discontinued operations were $10.5 million and $21.0 million respectively, and liabilities of discontinued operations were $16.0 million and $40.6 million, respectively. As of the balance sheet dates reported, assets of discontinued operations consisted primarily of deferred taxes, while liabilities of discontinued operations included primarily accrued liabilities.

Con-way Forwarding

On June 2, 2006, Con-way closed the operations of its domestic air freight forwarding business known as Con-way Forwarding. The decision to close the operating unit was made following management's detailed review of the unit's competitive position and its prospects in relation to Con-way's long-term strategies. As a result of the closure, Con-way recognized a second-quarter $5.1 million loss (net of a $2.8 million tax benefit), due to a $4.0 million write-off of non-transferable capitalized software and other assets, a $2.2 million loss related to non-cancelable operating leases, $0.7 million of employee severance costs, and $1.0 million of other costs. Reflecting the write-off of assets and accrual of related costs, the remaining assets and liabilities related to the Con-way Forwarding operating unit at September 30, 2006 were $0.9 million and $3.3 million, respectively.

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

As a result of additional adjustments in its estimated disposition loss, Con-way in 2005 reported a $3.6 million second-quarter gain for revisions to disposal-related cost estimates. Under an agreement reached in August 2005, UPS paid $79.0 million to Con-way for the agreed-upon estimated present value of the retained obligations of reimbursable long-term disability and postretirement medical plans. No additional gain or loss was recognized in connection with the cash reimbursement as the carrying value of these obligations was equal to the cash reimbursement. However, in the third quarter of 2005, Con-way recognized a $9.0 million gain, primarily to recognize an increase in its estimate of deferred tax assets associated with pension and postretirement plans retained by Con-way.

Con-way's disposal of MWF generated a capital loss for tax purposes. Under current tax law, capital losses can only be used to offset capital gains. Since Con-way did not forecast any significant taxable capital gains in the five-year tax carry-forward period, the $40.8 million cumulative disposal-related tax benefit at December 31, 2004 was fully offset by a valuation allowance of an equal amount. The cumulative disposal-related tax benefit and the associated valuation allowance declined to $30.0 million at December 31, 2005, due primarily to third-quarter sale-related proceeds received from UPS in 2005 and revisions to the tax effect of sale-related estimates in 2005, partially offset by the first-quarter disposal-related capital loss in 2005. At September 30, 2006, the cumulative disposal-related tax benefit and the associated valuation allowance declined to $26.5 million due to the capital gain recognized in connection with the sale of assets related to Con-way Expedite, as more fully discussed in Note 4, "Reporting Segments."

See Note 2, "Discontinued Operations," of Item 8, "Financial Statements and Supplementary Data," in Con-way's 2005 Annual Report on Form 10-K for a complete description of the disposition of MWF, including a discussion of losses from impairment and disposal of MWF and of cash payments received from UPS in connection with sale of MWF.

EWA

The results of EWA relate to the cessation of its air-carrier operations in 2001 and to the termination of its Priority Mail contract with the USPS in 2000. EWA's estimated loss reserves declined to $14.1 million at September 30, 2006, from $34.1 million at December 31, 2005, due primarily to litigation settlements described below. EWA's remaining loss reserves at September 30, 2006 were reported in liabilities of discontinued operations and consisted of Con-way's estimated remaining exposure related to the labor matters described below, and other litigation-related losses, as more fully discussed in Note 11, "Commitments and Contingencies."

In connection with the cessation of its air-carrier operations in 2001, EWA terminated the employment of all of its pilots and flight crewmembers. Those pilots and crewmembers were represented by the Air Line Pilots Association ("ALPA") under a collective bargaining agreement. Subsequently, ALPA filed grievances on behalf of the pilots and flight crewmembers protesting the cessation of EWA's air-carrier operations and MWF's use of other air carriers. These matters have been the subject of litigation in U.S. District Court and state court in California, including litigation brought by ALPA and by former EWA pilots and crewmembers no longer represented by ALPA. On June 30, 2006, EWA, for itself and for Con-way Inc. and Menlo Worldwide Forwarding, Inc. ("MWF, Inc."), concluded a final settlement of the California state court litigation. Under the terms of the settlement, plaintiffs received a cash payment of $9.2 million from EWA, and the lawsuit was dismissed with prejudice. The cash settlement reduced by an equal amount its estimated loss reserve applicable to the grievances filed by ALPA. On August 8, 2006, EWA paid $10.9 million to settle the litigation brought by ALPA that finally concluded litigation with former EWA pilots and flight crewmembers still represented by ALPA as of that date. The remaining ALPA matters are also the subject of a claim by former EWA pilots and flight crewmembers no longer represented by ALPA that has been ordered by the court to binding arbitration. Other former pilots have also initiated litigation in federal court. Based on management's current evaluation, Con-way believes that it has provided for its estimated remaining exposure related to the ALPA matters. However, there can be no assurance in this regard as Con-way cannot predict with certainty the ultimate outcome of these matters.


3.  Investment in Unconsolidated Joint Venture

Vector SCM, LLC ("Vector") is a joint venture formed with General Motors ("GM") in December 2000 for the purpose of providing logistics management services on a global basis for GM, and for customers in addition to GM. As more fully discussed below, on June 23, 2006, GM exercised its right to purchase MW's membership interest in Vector ("Call Right"). The joint venture agreements provide a valuation methodology for the fair value of MW's membership interest in Vector and a framework for transition.

MW Capital and Profit Interest in Vector

Under the agreements, MW's membership interest in Vector consists of MW's capital account, its portion of Vector's undistributed earnings, and its profit interest in Vector. At September 30, 2006 and December 31, 2005, MW's capital account and undistributed earnings totaled $44.4 million and $33.6 million, respectively, and were reported net of Con-way's payable to Vector in deferred charges and other assets in Con-way's consolidated balance sheets.

In exchange for assets contributed, MW's capital account on Vector's date of formation was $10.0 million. No additional capital account contributions have been made subsequent to the date of formation. Although MW owns a majority interest in Vector, MW's portion of Vector's operating results are reported as an equity-method investment based on GM's ability to control certain operating decisions. MW's equity-method income from its investment in Vector is reported in Con-way's statements of consolidated income as a reduction of operating expenses and, in Note 4, "Reporting Segments," is reported as operating income in the Menlo Worldwide reporting segment.

Profit and loss are allocated to MW and GM on a percentage basis. MW's portion of Vector's net income does not include any provision for U.S. federal income taxes that will be incurred by Con-way, but does include a provision for MW's portion of Vector's income taxes on foreign and state income, as more fully discussed in Note 3, "Investment in Unconsolidated Joint Venture," of Item 8, "Financial Statements and Supplementary Data," in Con-way's 2005 Annual Report on Form 10-K. MW's undistributed earnings from Vector at September 30, 2006 and December 31, 2005, before provision for Con-way's related parent income taxes, were $34.4 million and $23.6 million, respectively.

Con-way's Affiliate Payable to Vector and Transition-Related Accounts

Vector participates in Con-way's centralized cash management system, and, consequently, Vector's domestic trade accounts payable and payroll costs are paid by Con-way and, prior to June 30, 2006, were settled through Vector's affiliate accounts with Con-way. In addition, excess cash balances in Vector's bank accounts, if any, are invested by Con-way and, prior to June 30, 2006, were settled through affiliate accounts that earn interest income based on a rate earned by Con-way's cash-equivalent investments and marketable securities. As a result of Vector's excess cash invested by Con-way prior to June 30, 2006, Con-way's affiliate payable to Vector as of September 30, 2006 and December 31, 2005 was $32.9 million and $22.0 million, respectively, as reported in deferred charges and other assets in Con-way's consolidated balance sheets. Subsequent to June 30, 2006, Vector's excess cash balances invested by Con-way are reported separately as accrued transition-related liabilities, as more fully discussed below.

GM Exercise of Call Right

As a result of GM's exercise of the Call Right, Con-way is entitled to receive the fair value of MW's membership interest in Vector as of June 22, 2006. Con-way believes that the fair value of MW's membership interest in Vector consists of the amount of MW's capital account, the amount of MW's portion of Vector's undistributed earnings, and the fair value of MW's portion of Vector's future profit. At the agreed-upon effective valuation date of June 30, 2006, MW's capital account and MW's portion of undistributed earnings in Vector totaled $42.4 million. Following June 30, 2006, only profits associated with the settlement of business case activity for the period prior to June 30, 2006 are reported as operating income in the Menlo Worldwide reporting segment.

Pursuant to the agreements, each party engaged a financial advisor to develop a valuation within 75 days of the call date. Because the parties were unable to resolve a difference in excess of ten percent between the financial advisors' valuations, they are retaining a third financial advisor to perform a valuation that will be used to arrive at the final valuation. The third financial advisor will have 30 days from the receipt of valuation-related information from Con-way and GM to complete the valuation, and the proceeds from the valuation are to be paid within an additional 30 days following the completion of the valuation or the end of the transition period described below, whichever occurs later. Proceeds received in excess of MW's capital account and MW's portion of undistributed earnings in Vector will be reported as a gain from continuing operations, based on Vector's classification as an equity-method investment in Con-way's consolidated financial statements. Exercise of the Call Right results in MW retaining commercialization contracts involving customers other than GM.

Con-way will provide transition-support services for a transition period up to nine months from the call date. Customary costs incurred by Con-way during this transition period, including those related to personnel, technology and other intellectual property, are required to be reimbursed by GM.

Subsequent to June 30, 2006, Vector's excess cash balances invested by Con-way are reported in accrued liabilities in Con-way's consolidated balance sheets as a transition-related liability to Vector. At September 30, 2006, Con-way's transition-related liability to Vector was $4.5 million and is reported net of amounts receivable from Vector for unreimbursed costs for transition-support services provided by Con-way.

As part of the sale of MW's membership interest, Con-way expects to settle its affiliate payable to Vector, as described above. In addition, the $10 million line of credit provided by Con-way to Vector was automatically terminated effective on June 23, 2006.

Con-way is currently in discussions with GM as to the valuation amount and transition terms for Vector's operations. While Con-way believes that it is entitled to receive the payments described above and therefore expects to realize a gain from the sale of MW's membership interest to GM, it has not reached agreement with GM and cannot predict with certainty the ultimate outcome of these matters.

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

Re-branding Initiative and Organization

On April 18, 2006, shareholders approved management's proposal to change the Company's name to Con-way Inc. As a part of the strategy to bring the Company's operations under a single master brand, reporting units and segments were revised as described below.

Con-way Freight and Transportation includes the combined operating results of Con-way Freight and Con-way Transportation. Con-way Freight includes the U.S. less-than-truckload ("LTL") companies, formerly known as Con-Way Western Express, Con-Way Central Express and Con-Way Southern Express, which are being converted to the single Con-way Freight logo and colors. Also included in Con-way Freight are Con-Way Canada Express, which is renamed Con-way Canada, and Con-way Mexico. Collectively, these units provide primarily next-day and second-day LTL freight transportation throughout the U.S., Canada and Mexico within an integrated regional-carrier network. Con-way Transportation provides asset-based regional and transcontinental full-truckload services, and domestic brokerage services for truckload and intermodal shipments. Under the new master brand initiative, the former Con-Way NOW expediting unit and Con-Way Full Load brokerage units were renamed, collectively, Con-way Expedite and Brokerage. As more fully discussed below, the expedited-shipping portion of that business was sold in July 2006 and the truckload brokerage portion of that business was merged into Con-way Truckload in September 2006. Con-way Truckload will retain its existing name. Also within Con-way Transportation is Road Systems, a trailer manufacturing company. Logistics will continue to operate under its existing name within the corporate Con-way master brand while Con-way examines global trademark issues. Once the research is completed, a decision to change the Menlo name to Con-way will be considered.

Segment results reported below reflect (1) the integration of the former Con-way Logistics with Menlo Worldwide Logistics effective in the second quarter of 2005, (2) the reporting of Road Systems in the Con-way Freight and Transportation operating segment rather than the Con-way Other reporting segment effective in the first quarter of 2006, and (3) the closure of Con-way's domestic air freight forwarding business known as Con-way Forwarding in June 2006, which requires that the operating unit be excluded from the Con-way Freight and Transportation operating segment and reported separately as discontinued operations. Prior-period segment results have been reclassified to reflect the above and to conform to the current-period presentation.

On June 23, 2006, GM exercised its Call Right.  As more fully discussed in
Note 3, "Investment in Unconsolidated Joint Venture," following June 30, 2006, only profits associated with the settlement of business case activity for the period prior to June 30, 2006 are reported as operating income in the Menlo Worldwide reporting segment.

On July 21, 2006, Con-way executed an agreement with Panther II Transportation, Inc. ("Panther") for Panther to purchase a portion of the former Con-way Expedite and Brokerage business unit. Under the agreement, Con-way sold to Panther the customer list, owner-operator relationships and certain equipment of its expedited-shipping business and retained the portion of business involved in truckload brokerage. As part of the transaction, Con-way executed a non-compete agreement with Panther and agreed to exit the expedited-shipping market immediately. In connection with the sale, Con-way received proceeds of $8.0 million in the third quarter of 2006 and reported a third-quarter gain in continuing operations of $6.2 million.

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

                                   Three Months Ended       Nine Months Ended
 (Dollars in thousands)              September 30,            September 30,
                               -----------------------  -----------------------
                                   2006       2005          2006       2005
                               ----------- -----------  ----------- -----------
Revenues from
 External Customers
  Con-way Freight
   and Transportation          $  735,938  $  729,660   $2,186,421  $2,067,835
  Menlo Worldwide
   Logistics                      340,869     354,797    1,036,430     973,782
                               ----------- -----------  ----------- -----------
                               $1,076,807  $1,084,457   $3,222,851  $3,041,617
                               =========== ===========  =========== ===========
Inter-segment
 Revenues
  Con-way Freight and
   Transportation              $   11,345  $   25,379    $  56,974  $   57,102
  Menlo Worldwide
   Logistics                           --          --          226          --
                               ----------- -----------  ----------- -----------
                               $   11,345  $   25,379   $   57,200  $   57,102
                               =========== ===========  =========== ===========
Revenues before
 Inter-segment
  Eliminations
   Con-way Freight
    and Transportation         $  747,283  $  755,039   $2,243,395  $2,124,937
   Menlo Worldwide
    Logistics                     340,869     354,797    1,036,656     973,782
   Inter-segment
    Revenue Eliminations          (11,345)    (25,379)     (57,200)    (57,102)
                               ----------- -----------  ----------- -----------
                               $1,076,807  $1,084,457   $3,222,851  $3,041,617
                               =========== ===========  =========== ===========
Operating Income (Loss)
   Con-way Freight
    and Transportation         $   95,524  $   95,340   $  264,603  $  255,508
   Menlo Worldwide
    Logistics                       5,462       7,889       17,740      18,553
    Vector                          1,019       4,220       13,068      13,196
                               ----------- -----------  ----------- -----------
                                    6,481      12,109       30,808      31,749
                               ----------- -----------  ----------- -----------
   Con-way Other                     (670)     (2,852)      (1,145)     (3,176)
                               ----------- -----------  ----------- -----------
                               $  101,335  $  104,597   $  294,266  $  284,081
                               ----------- -----------  ----------- -----------
Reconciliation of segments
 to consolidated amount:
  Income tax benefit
   (provision) related to
   Vector, an equity-method
   investment                        980         (841)      (2,210)     (2,363)
                               ----------- -----------  ----------- -----------
                               $ 102,315   $  103,756   $  292,056  $  281,718
                               =========== ===========  =========== ===========

5.  Employee Benefit Plans

Employees of Con-way and its subsidiaries in the U.S. are covered under several benefit plans, including defined benefit pension plans, a defined contribution retirement plan, and a postretirement medical plan. On October 13, 2006, Con-way's Board of Directors approved changes to Con-way's retirement benefit plans intended to preserve the retirement benefits earned by existing employees under Con-way's primary defined benefit pension plan while expanding benefits earned under its defined contribution plan. The major provisions of the plan amendments are effective on January 1, 2007 and are more fully discussed below.

Defined Benefit Pension Plans

Con-way's defined benefit pension plans primarily consist of a plan that covers the non-contractual employees and former employees of Con-way's continuing operations as well as former employees of its discontinued operations (the "DB Plan"). Under current terms of the DB Plan, benefits are generally based on an employee's five highest consecutive amounts of annual compensation earned during the ten years immediately preceding retirement.

Con-way's annual pension expense and contributions are based on actuarial computations at the actuarial plan measurement date of November 30 of each year. Con-way has contributed $75 million to the DB Plan in 2006, which represents all of the estimated contributions for 2006.

The table below summarizes the components of net periodic benefit expense for the DB Plan and does not include amounts related to separate defined benefit pension plans that cover only the former employees of the discontinued Forwarding segment (the "Forwarding DB Plans"). Also, the benefit expense associated with employees of MWF and EWA covered under the DB Plan was reported in the consolidated statements of income as discontinued operations in 2005, but is reported as continuing operations in 2006, as more fully discussed in Note 9, "Benefit Plans," of Item 8, "Financial Statements and Supplementary Data" in Con-way's 2005 Annual Report on Form 10-K. The portion of benefit expense that relates to discontinued operations was immaterial for the periods presented.

                                  Three Months Ended        Nine Months Ended
                                     September 30,             September 30,
                               -----------------------  -----------------------
 (Dollars in thousands)            2006       2005          2006       2005
                               ----------- -----------  ----------- -----------

Service cost - benefits
 earned during the quarter     $   13,451  $   12,209   $   40,553  $   36,213
Interest cost on benefit
 obligation                        13,576      13,117       40,930      38,905
Expected return on plan assets    (16,347)    (14,611)     (49,283)    (43,337)
Net amortization and deferral       1,820         882        5,485       2,616
                               ----------- -----------  ----------- -----------
 Net periodic benefit expense  $   12,500  $   11,597   $   37,685  $   34,397
                               =========== ===========  =========== ===========

Under the recent amendments described above, the following major provisions to the DB Plan will take effect on January 1, 2007:
   - Participation in the DB plan will be limited to those employees participating as of December 31, 2006. No new employees will be eligible to participate in the DB Plan.
   - Employees who are participants in the DB Plan as of December 31, 2006 will retain all accrued benefits and credited service time earned, with credited service capped at December 31, 2006. Future benefit plan payments will reflect participants' eligible compensation increases through 2016, after which the benefit will be capped.
   - Benefits paid under the DB Plan will be determined based on years of credited service and final average pay. Final average eligible compensation will be calculated from the five highest years of earnings in any of the past ten years preceding retirement or, for employees retiring after December 31, 2016, in any of the past ten years preceding December 31, 2016.
   - Vesting rules remain unchanged.

Con-way also has an unfunded non-qualified supplemental defined benefit pension plan (the "Supplemental DB Plan") that provides additional benefits for certain employees who are affected by Internal Revenue Code ("IRC") limitations on benefits available under the qualified DB Plan. The benefit expense for the Supplemental DB Plan is based on actuarial computations that are consistent with the DB Plan. Effective January 1, 2007, the changes described above for the DB Plan will also affect the Supplemental DB Plan.

Defined Contribution Retirement Plan

Con-way sponsors the Con-way Retirement Savings Plan, a voluntary defined contribution retirement plan for non-contractual U.S. employees with a salary-deferral feature qualified under Section 401(k) of the Internal Revenue Code (the "DC Plan"). Under current terms of the DC Plan (formerly the "Thrift and Stock Plan" or "TASP"), Con-way contributes common and preferred stock equal to 50% of the first 3 percent of the employee's pay. The DC Plan also operates as a leveraged employee stock ownership plan, as more fully discussed in Note 9, "Benefit Plans," of Item 8, "Financial Statements and Supplementary Data" in Con-way's 2005 Annual Report on Form 10-K

Under the recent amendments described above, the following major provisions to the DC Plan will take effect on January 1, 2007:
   - Con-way's matching contributions to an employee's 401(k) account will double from the current level to 50% of the first 6 percent of the employee's eligible compensation.
   - In addition to the matching contribution, Con-way will make a new Basic Contribution to the 401(k) accounts of all employees that will equal 3 to 5 percent of the employee's eligible compensation, depending on years of service, with the size of the contribution increasing (up to the maximum 5% contribution) as years of service increase. The contribution will be made quarterly in every succeeding year of employment and will vest immediately.
   - In addition to the matching contribution and the Basic Contribution, Con-way will make a new Transition Contribution to the 401(k) accounts of qualifying employees that will equal 1 to 3 percent of the employee's eligible compensation, depending on the employee's combined age and years of service as of December 31, 2006. The contribution will be made quarterly in every succeeding year of employment and will vest immediately.

Concurrent with plan amendments affecting the Supplemental DB Plan described above, Con-way established a new supplemental defined contribution retirement plan (the "Supplemental DC Plan') to provide benefits for certain employees affected by IRC limitations on benefits and compensation available under the qualified DC Plan. The Supplemental DC Plan provides benefits to the extent that employees' elective deferrals and Con-way's matching, Basic and Transition Contributions exceed the IRC benefits and compensation limitations that apply to the qualified DC Plan.

Postretirement Medical Plan

The table below summarizes the components of net periodic benefit expense for Con-way's postretirement medical plan (the "Postretirement Plan"). Like the DB Plan, the benefit expense associated with employees of MWF and EWA covered under the Postretirement Plan was reported in the consolidated statements of income as discontinued operations in 2005, but is reported as continuing operations in 2006. The portion of benefit expense that relates to discontinued operations was $1.0 million and $2.7 million in the third quarter and first nine months of 2006, respectively, and was $3.2 million in both the third quarter and first nine months of 2005.


                                 Three Months Ended       Nine Months Ended
                                    September 30,            September 30,
                               -----------------------  -----------------------
 (Dollars in thousands)            2006       2005         2006        2005
                               ----------- -----------  ----------- -----------

Service cost - benefits
 earned during the quarter     $      582  $      791   $    1,650  $    1,053
Interest cost on
 benefit obligation                 1,800       3,315        5,101       4,413
Net amortization and deferral         618       1,141        1,754       1,518
                               ----------- -----------  ----------- -----------
 Net periodic benefit expense  $    3,000  $    5,247   $    8,505  $    6,984
                               =========== ===========  =========== ===========


New Accounting Standard

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). The standard requires a company to:

   - Recognize in its balance sheet an asset for a plan's over-funded status or a liability for a plan's under-funded status.
   - Recognize as a component of other comprehensive income the gains or losses and prior-service costs and credits that arise during the period but are not recognized as components of net periodic benefit costs.
   - Measure a plan's assets and its obligations as of the end of the fiscal year rather than at an earlier measurement date, as allowed under current accounting standards.
   - Provide additional disclosures in the notes to the financial statements.

The effective date for the recognition and disclosure elements of SFAS 158 is the first fiscal year ending after December 15, 2006 and the effective date for the end-of-fiscal-year measurement-date requirement is the first fiscal year ending after December 15, 2008.

At September 30, 2006 and December 31, 2005, Con-way reported a net liability of $47.8 million and $82.7 million, respectively, for its obligation related to its defined benefit pension plans, including the DB Plan, the Supplemental DB Plan and the Forwarding DB Plans. The net-of-tax accumulated other comprehensive loss associated with those plans at those dates was $36.2 million. Based on projected actuarial estimates as of December 31, 2006, which reflect the recent retirement benefit plan changes described above, Con-way estimates that it would be required to report a liability for pension benefits of $128 million and a net-of-tax accumulated other comprehensive loss of $63 million in shareholders' equity.

At September 30, 2006 and December 31, 2005, Con-way reported a liability of $95.8 million and $96.4 million, respectively, for its obligation related to its postretirement medical plan. Based on projected actuarial estimates as of December 31, 2006, Con-way estimates that it would be required to report a liability for postretirement benefits of $129 million and a net-of-tax accumulated other comprehensive loss of $21 million in shareholders' equity.

The effect of adoption of SFAS 158 on Con-way's consolidated financial statements is based on projections and actuarial assumptions, and accordingly, is subject to variation based on changes in interest rates, asset returns, and other factors.

6.  Comprehensive Income

Comprehensive income, which is a measure of all changes in equity except those resulting from investments by owners and distributions to owners, was as follows:

                                  Three Months Ended        Nine Months Ended
                                     September 30,             September 30,
                               -----------------------  -----------------------
 (Dollars in thousands)            2006       2005          2006       2005
                               ----------- -----------  ----------- -----------

Net income                     $   64,778  $   67,808   $  181,944  $  169,990

Other comprehensive
 income (loss):
  Foreign currency
   translation adjustment            (182)         31          319         642
                               ----------- -----------  ----------- -----------
 Comprehensive income          $    64,596 $   67,839   $  182,263  $  170,632
                               =========== ===========  =========== ===========

The following is a summary of the components of accumulated other comprehensive loss, net of tax:

                                          September 30,    December 31,
 (Dollars in thousands)                       2006            2005
                                         --------------  --------------
Accumulated foreign currency
 translation adjustments                 $        (613)  $        (932)
Minimum pension liability adjustment           (36,175)        (36,175)
                                         --------------  --------------
  Accumulated other comprehensive loss   $     (36,788)  $     (37,107)
                                         ==============  ==============

7.  Common Stock Repurchase Program

In January 2005, the Board of Directors authorized the repurchase of up to $300 million in Con-way's common stock from time to time during a two-year period in open-market and privately negotiated transactions. As described below, Con-way's Board of Directors on April 24, 2006 authorized an expanded repurchase program that replaced the $300 million program approved in January
2005.   Under the old program, Con-way repurchased common stock of $189.6 million from January 1, 2005 through April 24, 2006, and no additional shares will be repurchased under that program. Under the new program, Con-way is authorized to repurchase an additional $400 million of common stock through open-market purchases and privately negotiated transactions from time to time in such amounts as management deems appropriate through June 30, 2007. Under the new program, Con-way repurchased common stock of $265.4 million from April 27, 2006 through September 30, 2006, leaving $134.6 million available for future repurchases of common stock.

8.  Share-Based Compensation

Under terms of Con-way's share-based compensation plans, employees and directors may be granted options to purchase Con-way's common stock and, in some cases, may be awarded nonvested shares of Con-way's common stock (also known as restricted stock). Stock options are granted at prices equal to the market value of the common stock on the date of grant and expire 10 years from the date of grant. Generally, stock options are granted with three- or four-year graded-vesting terms, under which one-third or one-fourth of the award vests each year, respectively. Stock options granted in and after December 2004 generally have three-year graded-vesting terms, while stock options issued before that date generally have four-year graded-vesting terms. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the stock option plans). Shares of nonvested stock are valued at the market price of Con-way's common stock at the date of award and are generally granted with three-year graded-vesting terms. At September 30, 2006, Con-way had 6,339,147 common shares available for the grant of stock options, restricted stock, or other share-based compensation under its equity plans.

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

The table below is presented for comparative purposes and illustrates the pro forma effect on net income and earnings per share as if Con-way had applied the fair-value recognition provisions of SFAS 123 to share-based compensation prior to January 1, 2006:

 (Dollars in thousands,              Three Months Ended    Nine Months Ended
 except per share data)              September 30, 2005    September 30, 2005
                                    --------------------  --------------------
Net income available to
 common shareholders, as reported   $            65,992   $           164,149

Share-based compensation expense
 included in reported                               434                   829
  income, net of tax
Compensation expense, net of tax,
 that would have been included in
  net income if the fair-value
     method had been applied                     (1,407)               (4,570)
                                    --------------------  --------------------
Pro forma net income as if the
 fair-value method had been applied $            65,019   $           160,408
                                    ====================  ====================
Earnings per share:
  Basic:
    As reported                     $              1.27   $              3.14
                                    ====================  ====================
    Pro forma                       $              1.25   $              3.07
                                    ====================  ====================
  Diluted:
    As reported                     $              1.18   $              2.93
                                    ====================  ====================
    Pro forma                       $              1.17   $              2.87
                                    ====================  ====================

Effect of the Adoption of SFAS 123R

Con-way adopted SFAS 123R using the modified prospective transition method beginning January 1, 2006. Under the modified prospective method, compensation expense recognized in the first nine months of 2006 includes (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, adjusted for estimated forfeitures, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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


The following is the effect of adopting SFAS 123R:

                                 Three Months Ended       Nine Months Ended
                                  September 30, 2006      September 30, 2006
                               -----------------------  -----------------------
 (Dollars in thousands)           Stock     Nonvested      Stock    Nonvested
                                 Options      Stock       Options     Stock
                               ----------- -----------  ----------- -----------
Compensation expense recognized
 Selling, general and
  administrative expenses      $    1,566  $      504   $    4,408  $    1,147
 Deferred income tax benefit          611         196        1,719         447
                               ----------- -----------  ----------- -----------
   Decrease in net income      $      955  $      308   $    2,689  $      700
                               =========== ===========  =========== ===========

As a result of adopting SFAS 123R, Con-way's basic and diluted earnings per share for the third quarter of 2006 was $0.02 lower and for the first nine months of 2006 was $0.05 lower than if Con-way had continued to account for share-based compensation under APB 25. SFAS 123R requires the benefits on tax deductions in excess of recognized compensation expense to be reported as a financing cash flow rather than as an operating activity, as required by APB 25. In accordance with SFAS 123R, $2.5 million of excess tax benefits were reported as financing cash flows in the first nine months of 2006. In the first nine months of 2005, Con-way recognized excess tax benefits of
$15.9 million.   Prior-period cash flows have not been reclassified.

Valuation Assumptions

The fair value of each stock option grant is estimated using the Black-Scholes option pricing model. The following is a summary of the weighted-average assumptions used and the calculated weighted-average fair value:

                                   Nine Months Ended
                                     September 30,
                               ------------------------
                                   2006         2005
                               -----------  -----------
Estimated fair value           $    16.96   $    17.98
   Risk-free interest rate           4.8%         3.8%
   Expected term (years)             4.50         5.53
   Expected volatility                31%          42%
   Expected dividend yield          1.09%        1.19%

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


Share-Based Payment Award Activity

The following table summarizes stock-option award activity for the nine months ended September 30, 2006:

                                            Stock Options
                                    -----------------------------
                                     Number of        Wtd-Avg.
                                      Options      Exercise Price
                                    -----------   ----------------
Outstanding at December 31, 2005     1,729,550    $         34.29
 Granted                               325,900              55.19
 Exercised                            (377,350)             31.19
 Expired or cancelled                  (29,010)             43.24
                                    -----------
Outstanding at September 30, 2006    1,649,090    $         38.97
                                    ===========

Exercisable at September 30, 2006      911,444    $         32.83
                                    ===========


                                               Outstanding    Exercisable
                                              -------------  -------------

Weighted-average remaining contractual term     6.68 years     5.27 years
Aggregate intrinsic value (in thousands)      $     13,422   $     11,159

The aggregate intrinsic value reported in the table above represents the total pretax value, based on Con-way's closing common stock price of $44.82 at September 30, 2006, which would have been received by employees and directors had all of the holders exercised their in-the-money stock options on that date. The aggregate intrinsic value of options exercised in the first nine months of 2006 was $9.5 million, the total amount of cash received from the exercise of options was $11.8 million and the related tax benefit realized from the exercise of options was $3.7 million. The total unrecorded deferred compensation cost on stock options, net of forfeitures, was $7.8 million, which is expected to be recognized over a weighted-average period of
1.62 years.

The following table summarizes nonvested stock award activity for the nine months ended September 30, 2006:

                                            Nonvested Stock
                                    ------------------------------
                                      Number of        Wtd-Avg.
                                      Awards      Grant-Date Price
                                    -----------  -----------------
Outstanding at December 31, 2005       158,048   $          38.43
 Awarded                                20,186              51.51
 Vested                                (55,825)             36.89
                                    -----------
Outstanding at September 30, 2006      122,409   $          44.12
                                    ===========


The total fair value of nonvested stock that became vested in the first nine months of 2006 was $3.1 million, based on Con-way's closing common stock price on the vesting date. The total unrecorded deferred compensation cost on shares of nonvested stock, net of forfeitures, was $3.0 million, which is expected to be recognized over a weighted-average period of 2.08 years. In connection with the adoption of SFAS 123R, Con-way eliminated the amount of deferred compensation related to shares of nonvested stock, as recorded in shareholder's equity in the consolidated balance sheets on dates before adoption. As required by SFAS 123R, Con-way also reduced an equal and related amount of additional paid-in capital on common stock.

9.  Income Taxes

Con-way's effective tax rate of 34.2% in the third quarter of 2006 decreased from 35.2% in the third quarter in 2005, while the effective tax rate in the first nine months of both 2006 and 2005 was 34.0%. Con-way's effective tax rate in both nine-month periods reflects the effect of second-quarter discrete tax items related to the settlement with the IRS of previous tax filings, which reduced the tax provision in 2006 and 2005 by $6.9 million and $7.0 million, respectively. Also, the third quarter and the first nine months of 2006 include the utilization of a tax-loss carry-forward realized in connection with a capital gain on the sale of Con-way Expedite. The lower taxable income related to the use of the tax-loss carry-forward reduced Con-way's tax provision in the third quarter of 2006 by $2.9 million. Excluding the effect of the second-quarter adjustments, the effect of the third-quarter tax-loss carry-forward in 2006, and other less significant discrete items, the effective tax rate in the third quarter and first nine months of 2006 was 37.5% and 37.7%, respectively, compared to 35.7% and 37.0% in the third quarter and first nine months of 2005, respectively.

10.  Debt

In September 2006, Con-way's $400 million revolving credit facility was amended to revise the pricing and to extend the term from March 11, 2010 to September 30, 2011. The revised pricing reduced the credit facility fee from a range of 0.10% to 0.25% to a range of 0.07% to 0.175% and decreased the borrowing margin paid on outstanding balances. Borrowings under the agreement bear interest at a rate based upon the lead bank's base rate or Eurodollar rate plus a margin dependent on either Con-way's senior debt credit ratings or a ratio of "net debt" (i.e., indebtedness net of cash, cash equivalents and certain marketable securities) to earnings before interest, taxes and depreciation/amortization.

11.  Commitments and Contingencies

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

As a result of the matters discussed above, Con-way can provide no assurance that matters relating to the spin-off of CFC will not have a material adverse effect on Con-way's financial condition, results of operations or cash flows. The likelihood of such claims being asserted by multiemployer funds continues to diminish with the passage of time.

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

Con-way is a defendant in various other lawsuits incidental to its businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material effect on Con-way's financial condition, results of operations or cash flows.



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

Re-branding Initiative and Organization

On April 18, 2006, shareholders approved management's proposal to change the Company's name to Con-way Inc., as more fully discussed in Note 1, "Principal Accounting Policies - Re-branding Initiative and Organization," of Item 1, "Financial Statements." Con-way has begun a re-branding initiative to introduce a new Con-way logo and graphic identity as the master brand. Con-way's regional LTL operations have been renamed Con-way Freight, while the Company's truckload, expediting, brokerage and trailer manufacturing operations were made part of Con-way Transportation. As more fully discussed under "Results of Operations - Con-way Freight and Transportation," the expediting portion of that business was sold in July 2006. Logistics will continue to operate under its existing name within the corporate Con-way master brand while Con-way examines global trademark issues. Once the research is completed, a decision to change the Menlo name to Con-way will be considered. The Con-way re-branding initiative is expected to incur costs of $25 million to $35 million. Complete conversion to the Company's new graphic identity is scheduled to take 24 to 36 months. In the third quarter and first nine months of 2006, Con-way recognized re-branding expense of $0.4 million and $1.7 million, respectively.

As more fully discussed in Note 2, "Discontinued Operations," of Item 1, "Financial Statements," Con-way and Menlo Worldwide, LLC ("MW") in 2004 sold MWF to UPS, and on June 2, 2006, Con-way closed the operations of its domestic air freight forwarding business known as Con-way Forwarding. Accordingly, the results of operations, net liabilities, and cash flows of the Menlo Worldwide Forwarding segment and the Con-way Forwarding operating unit have been segregated and reported as discontinued operations, except where otherwise noted. Refer to Note 4, "Reporting Segments," of Item 1, "Financial Statements," for additional discussion of organizational changes.

On June 23, 2006, GM exercised its call right to purchase MW's membership interest in Vector ("Call Right"). Accordingly, following June 30, 2006, only profits associated with the settlement of business case activity for the period prior to June 30, 2006 are reported as operating income in the Menlo Worldwide reporting segment, as more fully discussed in Note 3, "Investment in Unconsolidated Joint Venture," of Item 1,"Financial Statements."

                            Results of Operations

The following table summarizes Con-way's consolidated operating results for continuing and discontinued operations:


(Dollars in thousands,            Three MonthsEnded        Nine Months Ended
 except per share amounts)          September 30,            September 30,
                               -----------------------  -----------------------
                                   2006       2005         2006        2005
                               ----------- -----------  ----------- -----------
Net Income (Loss)
  Continuing Operations 1      $   63,030  $   63,206   $  183,404  $  169,488
  Discontinued Operations              --       2,786       (6,779)     (5,339)
                               ----------- -----------  ----------- -----------
  Available to
   Common Shareholders         $   63,030  $   65,992   $  176,625  $  164,149
                               =========== ===========  =========== ===========

Diluted Earnings (Loss)
 per Share
  Continuing Operations        $     1.24  $     1.13   $     3.47  $     3.03
  Discontinued Operations              --        0.05        (0.13)      (0.10)
                               ----------- -----------  ----------- -----------
  Available to
   Common Shareholders         $     1.24  $     1.18   $     3.34  $     2.93
                               =========== ===========  =========== ===========

1 After preferred stock dividends

Con-way's net income from continuing operations (after preferred stock dividends) of $63.0 million in the third quarter of 2006 was essentially unchanged from $63.2 million in 2005, and in the first nine months of 2006, grew 8.2% to $183.4 million from $169.5 million in 2005. Net income from continuing operations in both the third quarter and first nine months of 2006 primarily reflects higher operating income from Con-way Freight and Transportation and lower operating income from Menlo Worldwide.

Con-way's diluted earnings per share from continuing operations increased 9.7% to $1.24 in the third quarter of 2006 and improved 14.5% to $3.47 in the first nine months of 2006, due primarily to the accretive effect of Con-way's share repurchase program, which included the repurchase in May 2006 of 3.75 million shares in two significant privately negotiated transactions. Primarily as the result of share repurchases, Con-way's third-quarter average diluted shares outstanding declined to 50.9 million shares in 2006 from 56.0 million shares in 2005, and in the nine-month period, declined to 53.1 million shares from 56.3 million shares.

In 2006, net income from continuing operations in the first nine months was partially offset by losses from discontinued operations, which primarily reflect a $5.1 million second-quarter charge related to the closure of Con-way Forwarding in June 2006. In 2005, discontinued operations primarily includes a $9.8 million first-quarter loss related to the disposal of MWF, a $3.0 million second-quarter net gain due to revisions of cost estimates for the disposal of MWF and EWA, and a third-quarter net gain of $3.3 million primarily related to MWF gains that more than offset EWA losses. For periods prior to its closure in June 2006, discontinued operations in all periods presented include operating losses reported by Con-way Forwarding. The resulting third-quarter net income available to common shareholders declined to $63.0 million ($1.24 per diluted share) in 2006 from $66.0 million ($1.18 per diluted share) in 2005, while in the first nine months, net income available to common shareholders grew 7.6% to $176.6 million ($3.34 per diluted share) in 2006 from $164.1 million ($2.93 per diluted share) in 2005.




                            Continuing Operations

The following table compares Con-way's segment operating results of continuing operations:


                                  Three Months Ended       Nine Months Ended
(Dollars in thousands)               September 30,            September 30,
                               -----------------------  -----------------------
                                   2006       2005          2006       2005
                               ----------- -----------  ----------- -----------
Revenues
  Con-way Freight
   and Transportation          $  735,938  $  729,660   $2,186,421  $2,067,835
  Menlo Worldwide
   Logistics                      340,869     354,797    1,036,430     973,782
                               ----------- -----------  ----------- -----------
                               $1,076,807  $1,084,457   $3,222,851  $3,041,617
                               =========== ===========  =========== ===========

Operating Income (Loss)
   Con-way Freight
    and Transportation         $   95,524  $   95,340   $  264,603  $  255,508
   Menlo Worldwide
    Logistics                       5,462       7,889       17,740      18,553
    Vector                          1,019       4,220       13,068      13,196
                               ----------- -----------  ----------- -----------
                                    6,481      12,109       30,808      31,749
                               ----------- -----------  ----------- -----------
   Con-way Other                     (670)     (2,852)      (1,145)     (3,176)
                               ----------- -----------  ----------- -----------
                               $  101,335  $  104,597   $  294,266  $  284,081
                               ----------- -----------  ----------- -----------
Reconciliation of segments
 to consolidated amount:
  Income tax benefit
   (provision) related to
    Vector, an
     equity-method
      investment                     980         (841)      (2,210)     (2,363)
                               ----------- -----------  ----------- -----------
                               $ 102,315   $  103,756   $  292,056  $  281,718
                               =========== ===========  =========== ===========

The overview below provides a high-level summary of Con-way's results from continuing operations in the periods presented. This introductory section is intended to facilitate an executive-level understanding that provides context for the remainder of the discussion on reporting segments. Refer to "Reporting Segment Review" below for more complete and detailed discussion and analysis.

Con-way's consolidated revenue for the third quarter of 2006 decreased 0.7% from the same period last year, due to lower revenue from Logistics, which was partially offset by revenue growth from Con-way Freight and Transportation. In the first nine months of 2006, consolidated revenue increased 6.0% due to increases from the prior-year period from Con-way Freight and Transportation and from Logistics. Revenues at Con-way Freight and Transportation reflect the effect of Con-way Freight's pricing initiatives, which emphasized the achievement of yield targets. Although yields in the third quarter and first nine months of 2006 grew 6.4% and 4.9%, respectively, the focus on yield adversely affected tonnage, resulting in a weight-per-day decline of 3.9% in the third quarter and modest growth of 2.1% in the first nine months.

Consolidated operating income in 2006 declined 1.4% in the third quarter due primarily to essentially unchanged operating income at Con-way Freight and Transportation and to a decline at Menlo Worldwide, which reflects lower operating income from Logistics and a decrease in operating income from Vector following GM's exercise of its Call Right on June 23, 2006. In the first nine months of 2006, consolidated operating income increased 3.7% on higher operating income from Con-way Freight and Transportation, partially offset by lower operating income from the Menlo Worldwide operating segment.

Consolidated operating income in the third quarter and first nine months of 2006 was adversely affected by higher selling, general and administrative costs, which increased 16.8% and 13.2%, respectively, due to a decline in costs reimbursed by UPS under a transition services agreement, increases in employee benefits expense, higher marketing and advertising costs, and the re-branding initiative. Following the sale of MWF to UPS, a portion of Con-way's corporate administrative costs in 2005 were charged to UPS under a transition services agreement. In the third quarter and first nine months 2005, Con-way was reimbursed by UPS for $3.1 million and $10.4 million of costs, respectively, while no costs were reimbursed by UPS in 2006. Employee benefits expense increased 13.0% and 15.7% in the third quarter and first nine months of 2006, respectively, due primarily to increases in share-based compensation expense and in pension and postretirement benefits expense. In the third quarter and first nine months of 2006, Con-way recognized share-based compensation expense of $1.6 million and $4.4 million, respectively, in connection with the adoption of SFAS 123R effective January 1, 2006. Pension and postretirement benefits expense increased $1.6 million and $2.8 million in the third quarter and first nine months of 2006, respectively, due substantially to the retention of benefit plan obligations following the sale of MWF. Marketing and advertising costs in the third quarter and first nine months of 2006 increased $0.8 million and $2.9 million, respectively, due primarily to customer-focused advertising and employee-focused events that support Con-way's re-branding initiative. Con-way's selling, general and administrative expenses consist of costs incurred directly by its business units as well as corporate charges that are allocated to its business units from Con-way's corporate shared-services administrative center and executive headquarters. Corporate administrative expenses are generally allocated based on measurable services provided to each segment, or for general corporate expenses, based on segment revenue or capital employed.

Con-way Freight and Transportation's operating income in the third quarter of 2006 included a $6.2 million gain from the sale of the expedited-shipping portion of its former Con-way Expedite and Brokerage business. Excluding this gain, Con-way Freight and Transportation's operating income declined 6.3% in the third quarter of 2006 and increased 1.1% in the first nine months of 2006 when compared to the same prior-year periods. Logistics' operating income in the third quarter and first nine months of 2006 decreased 30.8% and 4.4%, respectively, from the same periods of last year. Third-quarter segment operating income reported from MW's equity investment in Vector declined to $1.0 million in 2006 from $4.2 million in 2005, and for the nine-month period, declined to $13.1 million in 2006 from $13.2 million in 2005. Vector's results in 2006 reflect GM's exercise of its Call Right.

Other net expense of $3.9 million in the third quarter of 2006 was relatively unchanged from the prior-year period, and in the first nine months of 2006, other net expense decreased $10.0 million due primarily to an increase in investment income, a reduction in interest expense, and foreign exchange gains. Investment income in the first nine months of 2006 rose $3.2 million on higher interest rates earned on cash-equivalent investments and marketable securities. Interest expense decreased $3.4 million in the first nine months of 2006 due largely to the $100.0 million repayment in June 2005 of the 7.35% Notes. In the first nine months of 2006, other miscellaneous non-operating income primarily reflects positive variations in foreign exchange transactions, which improved comparative operating results by $2.3 million.

Con-way's effective tax rate of 34.2% in the third quarter of 2006 decreased from 35.2% in the third quarter in 2005, while the effective tax rate in the first nine months of both 2006 and 2005 was 34.0%. Con-way's effective tax rate in both nine-month periods reflects the effect of second-quarter discrete tax items related to the settlement with the IRS of previous tax filings, which reduced the tax provision in 2006 and 2005 by $6.9 million and $7.0 million, respectively. Also, the third quarter and the first nine months of 2006 include the utilization of a tax-loss carry-forward realized in connection with a capital gain on the sale of Con-way Expedite. The lower taxable income related to the use of the tax-loss carry-forward reduced Con-way's tax provision in the third quarter of 2006 by $2.9 million. Excluding the effect of the second-quarter adjustments, the effect of the third-quarter tax-loss carry-forward in 2006, and other less significant discrete items, the effective tax rate in the third quarter and first nine months of 2006 was 37.5% and 37.7%, respectively, compared to 35.7% and 37.0% in the third quarter and first nine months of 2005, respectively.


                          Reporting Segment Review

Con-way Freight and Transportation
----------------------------------

The following table compares operating results, operating margins, and the percentage change in selected operating statistics of the Freight and Transportation reporting segment:

                                  Three Months Ended       Nine Months Ended
 (Dollars in thousands)              September 30,            September 30,
                               -----------------------  -----------------------
                                   2006       2005          2006       2005
                               ----------- -----------  ----------- -----------
Summary of Operating Results
  Revenues                     $  735,938  $  729,660   $2,186,421  $2,067,835
  Operating Income                 95,524      95,340      264,603     255,508
  Operating Margin                   13.0%       13.1%        12.1%       12.4%


                                        2006 vs. 2005            2006 vs. 2005
                                       ---------------          ---------------
Selected Freight
 Operating Statistics
  Revenue per day                                +2.2%                    +7.0%
  Weight per day                                 -3.9                     +2.1
  Revenue per hundredweight ("yield")            +6.4                     +4.9
  Weight per shipment                            +0.6                     +1.9


Con-way Freight and Transportation's revenue in the third quarter and first nine months of 2006 increased 0.9% and 5.7%, respectively, over the same periods in 2005, due to revenue increases from Con-way Freight that were partially offset by declines in revenue from Con-way Transportation following the sale of the expedited-shipping portion of the former Con-way Expedite and Brokerage business in July 2006, as described below. Revenue increases at Con-way Freight in the third quarter and first nine months of 2006 reflect higher revenue per day, partially offset by the effects of 1.5 fewer working days when compared to the same periods last year. In the third quarter of 2006, revenue per day for Con-way Freight rose 2.2% on a 6.4% increase in yield and a 3.9% decline in weight per day, and in the first nine months of 2006, revenue per day grew 7.0% over 2005 on increases in yield and weight
per day of 4.9% and 2.1%, respectively.   Both yield and weight per day in
the third quarter and first nine months were affected by Con-way Freight's pricing initiatives, which emphasized the achievement of yield targets. Although yields increased, the yield focus adversely affected tonnage in a market of slowing demand for freight transportation services, particularly in the third quarter of 2006. In response to the decreased tonnage volumes, Con-way management has implemented a number of targeted sales initiatives, which it believes will lead to tonnage growth by the second quarter of 2007.

Yield increases in the third quarter and first nine months of 2006 primarily reflect an increase in fuel surcharges, general rate increases and the results of the pricing initiatives discussed above. Like other LTL carriers, Con-way Freight assesses many of its customers with a fuel surcharge. As fuel prices have risen, the fuel surcharge has increased Con-way Freight's yield and revenue. Excluding fuel surcharges, yield in the third quarter and first nine months of 2006 increased 3.1% and 1.6%, respectively. However, the fuel surcharge is only one part of Con-way Freight's overall rate structure, and the total price that Con-way Freight receives from customers for its services is governed by market forces. At times, in the interest of its customers, Con-way has temporarily capped the fuel surcharge at a fixed percentage. Following a sharp increase in fuel costs in the aftermath of hurricane Katrina in the U.S., Con-way imposed a temporary cap on its fuel surcharge in 2005 that was in effect from August 29 through October 24. Yield increases in 2006 were partially offset by the effects of 0.6% and 1.9% increases in weight per shipment in the third quarter and first nine months of 2006, respectively. For the periods presented, higher weight per shipment in 2006 was due in part to Con-way's spot-quote program, which places lower-yielding large shipments into empty linehaul segments, making use of excess trailer capacity. Commensurate with the lower transportation cost per unit of weight, spot-quote and other lower-cost higher-weight shipments generally have lower yields. In 2006, greater capacity among truckload carriers has resulted in lower growth rates of weight per shipment when compared to last year.

As more fully discussed in Note 4, "Reporting Segments," of Item 1, "Financial Statements," Con-way sold the expedited-shipping portion of its former Con-way Expedite and Brokerage business on July 21, 2006. In connection with the sale, Con-way received proceeds of $8.0 million in the third quarter of 2006 and recognized a $6.2 million third-quarter gain. Excluding this gain, Con-way Freight and Transportation's operating income declined 6.3% in the third quarter of 2006 and increased 1.1% in the first nine months of 2006 when compared to the prior-year periods.

Operating income in the third quarter of 2006 was adversely affected by a 9.5% increase in administrative costs, which was due primarily to a $6.7 million or 21.5% increase in allocated corporate administrative expenses, as described above under "- Continuing Operations," partially offset by a $2.1
million or 6.3% decrease in administrative business-unit expenses.    Lower
business-unit administrative expenses were primarily due to a decline in administrative employee costs, as more fully discussed below. In response to lower volumes handled by Con-way Freight, in the third quarter of 2006, management reduced operations- related and administrative employee costs at Con-way Freight and Transportation by 2.9% from the same quarter of last year. The third-quarter decline in employee costs, which also represented a decline in employee costs as a percentage of revenue, was achieved with decreases in incentive compensation, base compensation and employee benefits. Compensation earned under the general annual incentive compensation plan in the third quarter of 2006 declined by $6.8 million based on variations in operating income and other performance measures relative to incentive plan targets. Lower base compensation reflects improved employee productivity and declines in time worked by hourly employees, partially offset by the effects of wage and salary rate increases, which typically take effect in the second and third quarters of each year. In the third quarter of 2006, employee benefits expense reflects decreases in payroll taxes, long-term disability costs and long-term incentive compensation for executives, partially offset by an increase in health and welfare benefits and higher expenses for pension benefits. Purchased transportation costs in the third quarter of 2006 decreased 16.1% from the same quarter of last year due primarily to an increase in Con-way Freight's utilization of Con-way Truckload for linehaul services, which reduced the amount of linehaul services provided by third-party carriers. Third-quarter fuel costs in 2006 increased 18.3% from last year due primarily to increased volumes at Con-way Truckload and to higher average diesel fuel prices. Higher fuel costs and fuel-related increases in purchased transportation costs were more than recovered through fuel surcharges, as more fully discussed below in Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Fuel." In response to long-term expectations for business volumes and equipment-replacement needs, depreciation expense increased 12.5% in the third quarter of 2006 due to planned investments in strategic real estate and tractor and trailer acquisitions by Con-way Freight and Con-way Truckload, which began operations in January 2005. Other operating costs increased 7.2% in the third quarter, due primarily to increased cargo claims and vehicular-insurance costs.

Operating income in the first nine months of 2006 was adversely affected by an 11.6% increase in administrative costs, which was due primarily to a $17.3 million or 18.2% increase in allocated corporate administrative expenses, as described above, and to a $2.1 million or 2.2% increase in administrative business-unit expenses. Higher business-unit administrative expenses were primarily due to an increase in administrative employee costs and higher advertising expenses. In the first nine months of 2006, operations-related and administrative employee costs increased 4.3%, but declined as a percentage of revenue. Employee costs reflect increases in base compensation and employee benefits, partially offset by lower incentive compensation.
Base compensation in the first nine months 2006 rose 5.7% due primarily to headcount increases, mostly at Con-way Truckload, and to wage and salary rate increases, partially offset by improved employee productivity. Employee benefits expense increased 4.4% due primarily to an increase in the cost of health and welfare benefits and higher expenses for pension benefits, partially offset by a decline in long-term incentive compensation for executives. Compensation earned under the general annual incentive plan in the first nine months of 2006 declined by $11.6 million. Fuel costs in the first nine months of 2006 increased 35.6% and purchased transportation decreased 6.7%, due in part to an increase in Con-way Freight's utilization of Con-way Truckload for linehaul services, which increased fuel consumption
but lowered purchased transportation requirements.   Purchased transportation
and fuel expense in the first nine months of 2006 were adversely affected by an increase in average diesel fuel prices. However, as discussed above, higher fuel costs and fuel-related increases in purchased transportation costs were more than recovered through fuel surcharges. Depreciation expense increased 18.2% in the first nine months of 2006 due to planned investments in strategic real estate and tractor and trailer acquisitions by Con-way Freight and Con-way Truckload, as discussed above. Other operating costs, which include fuel-related taxes, cargo claims costs and facility costs, increased 10.2% in the first nine months of 2006.

Menlo Worldwide
---------------

The Menlo Worldwide reporting segment consists of the operating results of Logistics and Vector. Menlo Worldwide in 2006 reported third-quarter operating income of $6.5 million, a decrease of 46.5% from last year. In the first nine months of 2006, segment operating income was $30.8 million, a 3.0% decline from the same prior-year period. Results in 2006 reflect GM's exercise of its Call Right, as further discussed below under "Menlo Worldwide
- Vector, GM Exercise of Call Right." Accordingly, following June 30, 2006, only profits associated with the settlement of business case activity for the period prior to June 30, 2006 are included in Menlo Worldwide's segment results.

Although MW owns a majority equity interest, the operating results of Vector are reported as an equity-method investment based on GM's ability to control certain operating decisions. Accordingly, Con-way's consolidated statements of income do not include any revenue from Vector and only MW's proportionate share of the net income from Vector is reported as a reduction of operating expenses.

The table below compares operating results and operating margins of the Menlo Worldwide reporting segment for the three and nine months ended September 30. The table summarizes Logistics net revenues (revenues less purchased transportation expenses) as well as gross revenues. Carrier-management revenue is attributable to contracts for which Logistics manages the transportation of freight but subcontracts the actual transportation and delivery of products to third parties, which Logistics refers to as purchased transportation. Logistics' management believes that net revenues are a meaningful measure of the relative importance of its principal services since gross revenues earned on most carrier-management services include the third-party carriers' charges to Logistics for transporting the shipments.


                                 Three Months Ended        Nine Months Ended
 (Dollars in thousands)             September 30,            September 30,
                               -----------------------  -----------------------
                                   2006       2005          2006       2005
                               ----------- -----------  ----------- -----------
Summary of Operating Results

 Logistics
  Revenues                     $  340,869  $  354,797   $1,036,430  $  973,782
  Purchased Transportation       (241,097)   (260,680)    (745,687)   (699,595)
                               ----------- -----------  ----------- -----------
  Net Revenues                     99,772      94,117      290,743     274,187

  Operating Income                  5,462       7,889       17,740      18,553
  Operating Margin on Revenue         1.6%        2.2%         1.7%        1.9%
  Operating Margin
   on Net Revenue                     5.5%        8.4%         6.1%        6.8%

 Vector
  Operating Income             $    1,019   $   4,220   $   13,068  $   13,196



Menlo Worldwide - Logistics

Logistics' revenue in the third quarter of 2006 decreased 3.9% due to a 6.9% decrease in carrier-management services, partially offset by an 8.0% increase in warehouse-management services. Revenue for the first nine months of 2006 increased 6.4%, due to increases in revenue from carrier-management and warehouse-management services of 6.4% and 6.7%, respectively. Revenues in the third quarter and first nine months of 2006 reflect management's decision to terminate in May 2006 a carrier-management contract that accounted for 2.9% of Logistics' annual segment revenues in 2005. In the third quarter of 2006, Logistics' net revenue grew 6.0% as a 3.9% decline in revenue was more than offset by a 7.5% reduction in purchased transportation costs, due primarily to an increase in the percentage of revenue derived from warehouse-management services, which has the effect of increasing gross and net revenue without an associated increase in purchased transportation. Net revenue in the first nine months of 2006 also grew 6.0%, but was the result of growth in both revenue and purchased transportation of 6.4% and 6.6%, respectively. In the first nine months of 2006, higher purchased transportation costs were due to an increase in carrier-management revenue and to fuel-related increases in carrier rates.

Logistics' operating income in the third quarter and first nine months of 2006 decreased 30.8% and 4.4%, respectively, from the same periods of last year, due primarily to administrative expenses, which increased 37.3% and 23.4%, respectively. Higher administrative expenses primarily reflect increases in both administrative business-unit expenses and allocated corporate administrative expenses. Business-unit administrative expenses in the third quarter of 2006 increased 42.4% or $3.4 million, and in the nine-month period, increased 23.9% or $6.1 million, due primarily to employee-related costs, as more fully discussed below, and to $1.0 million of third-quarter costs related to a bid for a significant contract. Corporate administrative costs allocated to Logistics in the third quarter of 2006 increased $2.0 million or 21.4%, and in the nine-month period, increased $3.8 million or 13.2%, as described above under " - Continuing Operations."

Purchased labor and employee costs collectively increased 13.3% and 13.2% in the third quarter and first nine months of 2006, respectively. In the third quarter and first nine months of 2006, purchased labor costs increased $3.3 million or 25.6% and $8.0 million or 21.4%, respectively, due to new warehouse-management projects, primarily those secured in the second quarter of 2006. Logistics utilizes purchased labor for warehouse-management services due to the flexibility provided in responding to varying customer demand. Employee costs in 2006, including both operations-related and administrative personnel, reflect increases in base compensation, employee benefits, and incentive compensation. Base compensation in the third quarter and first nine months of 2006 rose $1.1 million or 4.5% and $4.7 million or 6.4%, respectively, due primarily to growth in headcount and, to a lesser extent, wage and salary rate increases that typically take effect in the first and third quarters of each year. Employee benefits expense increased $1.4 million or 19.1% and $3.9 million or 17.6% in the third quarter and first nine months of 2006, respectively, primarily from an increase in the cost of health and welfare benefits and other employee benefit costs. Incentive compensation in the third quarter and first nine months of 2006 increased by $0.5 million and $2.1 million, respectively, based on variations in operating income, working capital and other performance measures relative to incentive plan targets. In an effort to improve margins, management continues the transition to a shared-resource process-based approach that leverages a centralized transportation group, utilizes multi-client warehouses, and creates technological solutions that benefit multiple customers.

Beginning in the second quarter of 2005, Logistics integrated into its operations the former Con-Way Logistics business, which was previously reported in the Con-way Freight and Transportation segment. Accordingly, the operating results of Con-Way Logistics are reported with Menlo Worldwide Logistics and prior periods have been reclassified to conform to the current-period presentation.

Menlo Worldwide - Vector

Operating Results

Third-quarter segment operating income reported from MW's equity investment in Vector declined to $1.0 million in 2006 from $4.2 million in 2005, and for the nine-month period, declined to $13.1 million in 2006 from $13.2 million in 2005. Results in 2006 reflect GM's exercise of its Call Right, as further discussed below. Accordingly, following June 30, 2006, only profits associated with the settlement of business case activity for the period prior to June 30, 2006 are included in Menlo Worldwide's segment results.

GM Exercise of Call Right

As more fully discussed in Note 3, "Investment in Unconsolidated Joint Venture," of Item 1, "Financial Statements," on June 23, 2006, GM exercised its Call Right. As a result, Con-way is entitled to receive the fair value of MW's membership interest in Vector as of June 22, 2006. Con-way believes that the fair value of MW's membership interest in Vector consists of the amount of MW's capital account, the amount of MW's portion of Vector's undistributed earnings, and the fair value of MW's portion of Vector's future profit. At the agreed-upon effective valuation date of June 30, 2006, MW's capital account and MW's portion of undistributed earnings in Vector totaled $42.4 million. Proceeds received in excess of MW's capital account and MW's portion of undistributed earnings in Vector will be reported as a gain from continuing operations, based on Vector's classification as an equity-method investment in Con-way's consolidated financial statements.

Con-way is currently in discussions with GM as to the valuation amount and transition terms for Vector operations. While Con-way believes that it is entitled to receive the payments described above and therefore expects to realize a gain, it has not reached agreement with GM and cannot predict with certainty the ultimate outcome of these matters.

Con-way Other
-------------

The Con-way Other reporting segment consists of certain corporate activities for which the related income or expense has not been allocated to other reporting segments. All periods presented include results from corporate re-insurance activities and operating costs on corporate properties. The Con-way Other third-quarter operating loss decreased to $0.7 million in 2006 from $2.9 million in 2005, which included a $2.2 million loss resulting from an insurance settlement. In the first nine months, the $1.1 million operating loss in 2006 decreased from $3.2 million in 2005 as losses from re-insurance activities and operating costs on corporate properties were partially offset by gains from the sale of communication frequencies in the first nine months of 2006. Losses from corporate re-insurance activities were $0.2 million in the third quarter of 2006 compared to a $0.1 million gain in the third quarter of 2005. The first nine months of 2006 included a $0.9 million loss from corporate re-insurance activities, while the same period last year included a $1.1 million gain from corporate re-insurance activities. Costs associated with corporate properties were $0.4 million and $0.5 million in the third quarter of 2006 and 2005, respectively, and $1.3 million in the first nine months of both 2006 and 2005. Partially offsetting the losses were gains on the sale of communication frequencies of $1.3 million in the first half of 2006.

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


                       Liquidity and Capital Resources
                       -------------------------------

In the first nine months of 2006, cash of $547.9 million used in investing and financing activities was funded with $350.2 million of cash provided by operating activities and $221.0 million of cash and cash equivalents, which fell to $293.2 million at September 30, 2006 from $514.3 million at December 31, 2005. Investing activities in the first nine months of 2006 used $217.8 million due primarily to capital expenditures of $243.3 million while financing activities used $330.1 million, primarily for the repurchase of $305.9 million of common stock. Con-way's cash flows are summarized in the table below.

                                                           Nine Months Ended
 (Dollars in thousands)                                      September 30,
                                                        -----------------------
                                                           2006        2005
                                                        ----------- -----------
Operating Activities
  Net income                                            $  181,944  $  169,990
  Discontinued operations                                    6,779       5,339
  Non-cash adjustments (1)                                 117,701      73,867
                                                        ----------- -----------
                                                           306,424     249,196

  Changes in assets and liabilities                         43,822     (15,113)

Net Cash Provided by Operating Activities                  350,246     234,083
                                                        ----------- -----------

Net Cash Provided by (Used in) Investing Activities       (217,767)    174,115
                                                        ----------- -----------

Net Cash Used in Financing Activities                     (330,121)   (192,886)
                                                        ----------- -----------

Net Cash Provided by (Used in) Continuing Operations      (197,642)    215,312
Net Cash Used in Discontinued Operations                   (23,398)    (14,073)
                                                        ----------- -----------
Increase (Decrease) in Cash and Cash Equivalents        $ (221,040) $  201,239
                                                        =========== ===========

 (1) "Non-cash adjustments" refer to depreciation, amortization, deferred income taxes, provision for uncollectible accounts, equity in earnings of joint venture, and non-cash income and expenses.


                            Continuing Operations

Operating Activities

Cash flow from operating activities in the first nine months of 2006 was $350.2 million, a $116.2 million increase from the same prior-year period, on growth in net income before non-cash items and from the net cash provided by changes in assets and liabilities. Receivables in the first nine months of 2006 provided $25.9 million on a decline in the average collection period for Logistics' receivables due to improved processing of invoices and receipts. In the first nine months of 2005, receivables used $110.0 million on increased revenues and an increase in the average collection period. The change in accrued incentive compensation provided $13.2 million in the first nine months of 2006, while the same prior-year period reflects a $1.2 million use of cash. In the first nine months of 2006 and 2005, expense accruals for incentive compensation were $46.0 million and $56.1 million, respectively, while incentive compensation payments in those periods, which relate to the prior year, were $32.8 million and $57.3 million, respectively. For the first nine months of 2006, cash provided by changes in income taxes decreased $52.5 million from the prior-year period, due in part to a $32.0 million estimated tax payment in September 2006. In 2005, a third-quarter tax payment was not made based on estimated taxable income. The use of cash from the decline in employee benefit liabilities for the first nine months of 2006 and 2005 reflects the net effect of defined benefit plan funding contributions of $75.0 million in both 2006 and 2005, partially offset by expense accruals related to Con-way's defined benefit pension plan and other benefit plans. Cash provided by changes in deferred charges and credits decreased to $13.7 million in the first nine months of 2006 from $26.6 million provided in the same period of 2005. In both periods presented, cash provided by deferred charges and credits reflects increases in Con-way's affiliate payable to Vector, which increased $10.9 million and $22.2 million in the first nine months of 2006 and 2005, respectively.

As more fully discussed in Note 3, "Investment in Unconsolidated Joint Venture," of Item 1, "Financial Statements," on June 23, 2006, GM exercised its Call Right. Under the Vector agreements, Con-way is entitled to receive the fair value of MW's membership interest in Vector as of June 22, 2006. As part of the sale of MW's membership interest, Con-way expects to settle its affiliate payable to Vector, which at September 30, 2006 was $32.9 million. Subsequent to June 30, 2006, Vector's excess cash balances invested by Con-way are reported in accrued liabilities, net of amounts receivable from Vector for unreimbursed costs for transition services provided by Con-way. The net transition-related liability increased $4.5 million in the third quarter of 2006.

Investing Activities

Investing activities in the first nine months of 2006 used $217.8 million compared to $174.1 million provided in the first nine months of 2005. Proceeds from the sale of businesses declined to $8.0 million in the first nine months of 2006 from $108.4 million in the same period last year. In the third quarter of 2006, Con-way sold the expedited-shipping portion of its former Con-way Expedite and Brokerage business for $8.0 million. In 2005, Con-way collected non-trade receivables from UPS, including a $29.4 million payment in March 2005 from UPS in connection with the sale of MWF and a $79.0 million third-quarter payment received from UPS for Con-way's retained obligations related to MWF employees covered under Con-way's long-term disability and postretirement medical plans. In both periods presented, investing activities also reflect fluctuations in short-term marketable securities and capital expenditures. Investments in marketable securities decreased in the first nine months of 2006 by $20.4 million, while the first nine months of 2005 reflect a $236.4 million decrease due primarily to the conversion in March 2005 of auction-rate securities into cash and cash equivalents. Capital expenditures in the first nine months of 2006 increased $75.3 million from the same period of 2005 due primarily to increased tractor and trailer expenditures at Con-way Freight and Transportation.

Financing Activities

Financing activities in the first nine months of 2006 used cash of $330.1 million compared to $192.9 million used in the first nine months of 2005.
For the periods presented, common stock repurchases of $305.9 million in 2006 and $111.6 million in 2005 were made under Con-way's repurchase programs described below. The significant increase in stock repurchases in 2006 was attributable to the repurchase in May 2006 of 3.75 million shares in two significant privately negotiated transactions. Under a program more fully discussed in Note 7, "Common Stock Repurchase Program," of Item 1, "Financial Statements," Con-way is authorized to repurchase an additional $134.6 million of common stock through June 30, 2007. Financing activities in both periods presented also reflect dividend payments and scheduled principal payments for debt. Cash provided by the exercise of stock options decreased to $11.8 million in the first nine months of 2006 from $56.8 million in the same period last year. The higher level of stock option exercises in the first nine months of 2005 was the result of an increase in the market price of Con-way's common stock during that period, combined with more outstanding exercisable options.

Con-way has a $400 million revolving credit facility that matures on September 30, 2011. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to $400 million. At September 30, 2006, no borrowings were outstanding under the facility and $209.3 million of letters of credit were outstanding, leaving $190.7 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions to borrowing. Con-way had other uncommitted unsecured credit facilities totaling $35.0 million at September 30, 2006, which are available to support letters of credit, bank guarantees, and overdraft facilities; at that date, a total of $18.7 million was outstanding under these facilities. The total letters of credit outstanding under the revolving credit facility at September 30, 2006 provided collateral for Con-way's self-insurance programs. On September 29, 2006, Con-way entered into an agreement to amend the revolving credit facility, which revised the pricing and extended the term from March 11, 2010 to September 30, 2011. See "Forward-Looking Statements" below, Note 10, "Debt," of Item 1, "Financial Statements," and Note 5, "Debt and Other Financing Arrangements," of Item 8, "Financial Statements and Supplementary Data," in Con-way's 2005 Annual Report on Form 10-K for additional information concerning Con-way's $400 million credit facility and some of its other debt instruments.


Contractual Cash Obligations

Con-way's contractual cash obligations as of December 31, 2005 are summarized in Con-way's 2005 Annual Report on Form 10-K under Item 7, "Management's Discussion and Analysis - Liquidity and Capital Resources - Contractual Cash Obligations." In the first nine months of 2006, there have been no material changes in Con-way's contractual cash obligations outside the ordinary course of business.

In 2006, Con-way estimates annual capital and software expenditures of approximately $325 million, or approximately $74 million of additional expenditures in the fourth quarter of 2006, before any adjustment for
proceeds received from sales of property or equipment.   Con-way's estimate
for capital expenditures primarily includes acquisitions of additional tractor and trailer equipment and land and buildings. Con-way's actual 2006 capital expenditures may differ from the estimated amount, depending on factors such as the availability and timing of delivery of equipment, the availability of land in desired locations for new facilities, and the timing of obtaining permits, environmental studies and other approvals necessary for the development of new and existing facilities.

Other

Con-way's ratio of total debt to capital increased to 42.3% at September 30, 2006 from 39.6% at December 31, 2005, due primarily to the decrease in common shareholders' equity as a result of share repurchases in the first nine months of 2006. The effect of the share repurchases was partially offset by the increase in retained earnings resulting from net income earned in the first nine months of 2006 and the $15.0 million debt repayment in January.

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

MWF

See Note 2, "Discontinued Operations," of Item 8, "Financial Statements and Supplementary Data," in Con-way's 2005 Annual Report on Form 10-K for a complete description of the disposition of MWF, including a discussion of losses from impairment and disposal of MWF and of cash payments received from UPS in connection with sale of MWF. As more fully discussed above, sales-related amounts received from UPS in 2005 are reported in proceeds from sale of discontinued operations in investing activities.

EWA

As more fully discussed in Note 2, "Discontinued Operations - EWA," on June 30, 2006, EWA, MWF Inc. and Con-way Inc. concluded a final settlement of a lawsuit filed in state court in California by approximately 140 former EWA pilots and crewmembers. Under the settlement, the plaintiffs received a cash payment of $9.2 million and the lawsuit was dismissed with prejudice. Also, on August 8, 2006, EWA, MWF Inc. and Con-way Inc. concluded a final settlement of a lawsuit filed by ALPA on behalf of certain former EWA pilots and crewmembers. Under the settlement, the plaintiffs received a cash payment of $10.9 million and the lawsuit was dismissed with prejudice.


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

Employee Retirement Benefit Plans

Employees of Con-way and its subsidiaries in the U.S. are covered under several retirement benefit plans, including defined benefit pension plans and a defined contribution retirement plan. On October 13, 2006, Con-way's Board of Directors approved changes to Con-way's retirement benefits plans. The changes are intended to preserve the retirement benefits earned by existing employees under Con-way's primary defined benefit pension plan (the "DB Plan") while expanding benefits earned under its defined contribution plan (the "DC Plan"). The major provisions of the plan amendments are effective on January 1, 2007 and are more fully discussed in Note 5, "Employee Benefit Plans," of Item 2, "Financial Statements." These provisions will primarily result in increased expense related to the DC Plan and in the elimination of future service cost associated with the DB Plan. The effect of plan changes on Con-way's results of operations, financial condition, and cash flows is more fully discussed below under "Amendments to Employee Retirement Benefit Plans."

   Defined Benefit Pension Plans

   The amount recognized as pension expense and the accrued pension liability for Con-way's defined benefit pension plans depend upon a number of assumptions and factors, the most significant being the discount rate used to measure the present value of pension obligations and the expected rate of return on plan assets. Con-way assesses its plan assumptions for the discount rate, expected rate of return on plan assets, and other significant assumptions on a continuous basis, but concludes on those assumptions at the actuarial plan measurement date of November 30 of each year. Con-way's most significant assumptions used in determining pension expense for the periods presented and for 2006 are summarized below.

                                                           2006        2005
                                                        ----------- -----------

    Weighted-average assumptions:
      Discount rate                                        6.00%       6.25%
      Expected long-term rate of return on plan assets     8.50%       8.50%


     Discount Rate. In determining the appropriate discount rate, Con-way utilizes a bond model that incorporates expected cash flows of plan obligations. The bond model uses a selected portfolio of Moody's Aa-or-better rated bonds with cash flows and maturities that match the projected benefit payments of Con-way's pension plans. Con-way's discount rate is equal to the yield on the portfolio of bonds, which will typically exceed the Moody's Aa corporate bond index due to the long duration of expected benefit payments from Con-way's plan. If all other factors were held constant, a 0.25% decrease (increase) in the discount rate would result in an estimated $7 million increase (decrease) in 2006 annual pension expense.

     Return on Plan Assets. Con-way adjusts its expected rate of return on plan assets based on current market expectations and historical returns. The rate of return is based on an expected 20-year return on the current asset allocation and the effect of actively managing the plan, net of fees and expenses. Using year-end plan asset values, a 0.25% decrease (increase) in the expected rate of return on plan assets would result in an estimated $2 million increase (decrease) in 2006 annual pension expense.

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

   Con-way expects its annual defined benefit pension expense in 2006 will exceed the annual expense in 2005 by approximately $6 million based on increases in service cost, interest cost, and amortization of the unrecognized actuarial loss, partially offset by a higher expected return
   on plan assets.   The increase in service cost is due in part to the
   effect in 2006 of revised mortality assumptions while the increase in interest cost is due to the lower discount rate that increases the plan obligation. In its determination of the plan obligation at December 31, 2005 and of pension expense in 2006, Con-way revised its mortality assumption for plan participants from one based on 1983 U.S. census data to one based on 2000 U.S. census data, which results in a longer-life assumption for plan participants. Despite unchanged expectations on the long-term rate of return on plan assets, Con-way expects an increase in the return on plan assets in 2006 based on plan contributions that increase plan assets. Amortization of the unrecognized actuarial loss in 2006 will increase $5 million from 2005, based primarily on the higher unrecognized actuarial loss at December 31, 2005.

   Under assumptions applied at the 2005 measurement date, the accumulated benefit obligation of certain Con-way pension plans exceeded the fair value of plan assets. Accordingly, Con-way recorded a minimum pension liability adjustment in the accumulated other comprehensive loss in shareholders' equity to recognize the shortfall between the fair value of the assets and the accumulated benefit obligation of these plans. At September 30, 2006 and December 31, 2005, the cumulative additional minimum pension liability was $36.2 million (net of $23.1 million of tax benefits).

   Con-way periodically reviews the funded status of its defined benefit pension plans for non-contractual employees, and makes contributions from time to time as necessary to comply with the funding requirements of the Employee Retirement Income Security Act ("ERISA"). In determining the amount and timing of its pension contributions, Con-way considers both the ERISA- and GAAP-based measurements of funded status as well as the tax deductibility of contributions. Con-way contributed $126.5 million to its defined benefit pension plans in 2005 and has contributed $75 million in 2006, which represents all of the estimated contributions for 2006. Con-way's estimates of its defined benefit plan contributions are subject to variation based on changes in interest rates and asset returns.

   Amendments to Employee Retirement Benefit Plans

   The recent amendments to Con-way's retirement benefit plans are generally expected to decrease the financial statement effect associated with the defined benefit pension plans and to increase the financial statement effect associated with the defined contribution plan.

   Although employee participants in the DB Plan as of December 31, 2006 will retain all benefits and credited service time earned, years of credited service will be capped at December 31, 2006. Future benefit plan payments will consider participants' pay increases through 2016, after which the benefit will be capped. In 2007, Con-way estimates that increased benefits expense related to higher company contributions to the DC Plan will, in whole or in part, be offset by lower benefits expense associated with the elimination of service cost related to the DB Plan.

   Con-way estimates that, as of December 31, 2006, the changes to the DB Plan will not affect the related accumulated benefit obligation. However, those changes will decrease the projected benefit obligation of the DB Plan at December 31, 2006 by approximately $37 million and that decline will be recognized as an actuarial gain of approximately $3 million each year for approximately 12 years, the average estimated remaining years of service. Thereafter, any changes in Con-way's projected benefit obligation, as well as the related asset or liability of the defined benefit pension plans reported in the consolidated balance sheets, will be based on changes in actuarial assumptions, primarily the discount rate and rate of return on plan assets, as described above, and Con-way's funding contributions to the plans.

   Con-way's funding practice for its defined benefit pension plans is unchanged and Con-way will continue to evaluate its tax and cash position and the funded status of the defined benefit pension plans to maximize the tax deductibility of its contributions for the year. Although Con-way expects to make additional future contributions to the defined benefit pension plans, it expects that the plan changes will reduce the defined benefit pension plan funding payments that otherwise would have been required without plan amendments. However, Con-way believes that the decline in funding requirements for the defined benefit pension plans will, in whole or in part, be offset by higher contributions to the DC Plan.

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


                                Other Matters
                                -------------
New Accounting Standard

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). The standard requires a company to:

   - Recognize in its balance sheet an asset for a plan's over-funded status or a liability for a plan's under-funded status.
   - Recognize as a component of other comprehensive income the gains or losses and prior-service costs and credits that arise during the period but are not recognized as components of net periodic benefit costs.
   - Measure a plan's assets and its obligations as of the end of the fiscal year rather than at an earlier measurement date, as allowed under current accounting standards.
   - Provide additional disclosures in the notes to the financial statements.

The effective date for the recognition and disclosure elements of SFAS 158 is the first fiscal year ending after December 15, 2006 and the effective date for the end-of-fiscal-year measurement-date requirement is the first fiscal year ending after December 15, 2008.

At September 30, 2006 and December 31, 2005, Con-way reported a net liability of $47.8 million and $82.7 million, respectively, for its obligation related to its defined benefit pension plans, including the DB Plan, the Supplemental DB Plan and the Forwarding DB Plans. The net-of-tax accumulated other comprehensive loss associated with those plans at those dates was $36.2 million. Based on projected actuarial estimates as of December 31, 2006, which reflect the recent retirement benefit plan changes described above, Con-way estimates that it would be required to report a liability for pension benefits of $128 million and a net-of-tax accumulated other comprehensive loss of $63 million in shareholders' equity.

At September 30, 2006 and December 31, 2005, Con-way reported a liability of $95.8 million and $96.4 million, respectively, for its obligation related to its postretirement medical plan. Based on projected actuarial estimates as of December 31, 2006, Con-way estimates that it would be required to report a liability for postretirement benefits of $129 million and a net-of-tax accumulated other comprehensive loss of $21 million in shareholders' equity.

The effect of adoption of SFAS 158 on Con-way's consolidated financial statements is based on projections and actuarial assumptions, and accordingly, is subject to variation based on changes in interest rates, asset returns, and other factors.

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

   * matters relating to Con-way's defined benefit and contribution pension plans.

As a result of the foregoing, no assurance can be given as to future financial condition, results of operations, or cash flows. See Note 11, "Commitments and Contingencies," of Item 1, "Financial Statements."



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Con-way is exposed to a variety of market risks, including the effects of interest rates, fuel prices and foreign currency exchange rates. Con-way enters into derivative financial instruments only in circumstances that warrant the hedge of an underlying asset, liability or future cash flow against exposure to some form of interest rate, commodity, or currency-related risk. Additionally, the designated hedges should have high correlation to the underlying exposure such that fluctuations in the value of the derivatives offset reciprocal changes in the underlying exposure. Derivative financial instruments held by Con-way at September 30, 2006 did not have a material effect on Con-way's consolidated financial statements.

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



                         PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

Certain legal proceedings of Con-way are also discussed in Note 2, "Discontinued Operations," and Note 11, "Commitments and Contingencies," of
Part 1, Item 1, "Financial Statements."

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides a summary of shares repurchased by Con-way during the quarter ended September 30, 2006:

                                              Total Number       Maximum Dollar
                       Total      Average   of Shares Purchased Value of Shares
                     Number of     Price         as Part of     that May Yet Be
                      shares      Paid per   Publicly Announced Purchased Under
                   Purchased[1]    Share         Program [1]     the Program[1]
                   ------------ ----------- ------------------- ---------------

July 1, 2006 -
 July 31, 2006         244,700     $ 52.01             244,700  $    166,039,673
August 1, 2006 -
 August 31, 2006       530,000     $ 48.90             530,000  $    140,124,201
September 1, 2006 -
 September 30, 2006    120,000     $ 45.82             120,000  $    134,625,785
                   ------------             -------------------
Total                  894,700     $ 49.34             894,700  $    134,625,785
                   ============             ===================

[1] In April 2006, the Board of Directors authorized the repurchase of up to $400 million in Con-way's common stock through open-market transactions and privately negotiated transactions from time to time in such amounts as management deems appropriate through June 30, 2007.




ITEM 6.  EXHIBITS

Exhibit No.

(10) Material Contracts

     10.1  Summary of Material Executive Employee Relocation Package (Item
           1.01 to Con-way's Report on Form 8-K filed on August 25, 2006.*#)

     10.2 Con-way Inc. 2006 Equity and Incentive Plan (2006 Amendment) (Exhibit 99.1 to Con-way's Report on Form 8-K filed on September 29, 2006.*#)

     10.3 Amended Form of Stock Option Agreement (Exhibit 99.2 to Con-way's Report on Form 8-K filed on September 29, 2006.*#)

     1.4 Summary of Revisions to Incentive Compensation and Value Management Plan Awards (Item 1.01 (c) to Con-way's Report on Form 8-K filed on September 29, 2006.*#)

     1.5 Summary of Executive Stock Ownership Guidelines (Item 1.01 (d) to Con-way's Report on Form 8-K filed on September 29, 2006.*#)

     1.6 Amendment No. 1 dated September 30, 2006 to the $400 million Credit Agreement dated March 11, 2005 (Exhibit 99.3 to Con-way's Report on Form 8-K filed on September 29, 2006.*)

     1.7 Summary of Changes to Con-way's Pension and Retirement Benefits Programs (Exhibit 99.1 to Con-way's Report on Form 8-K filed on October 17, 2006.*)

(31) Certification of Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

                                             Con-way Inc.
                                             (Registrant)

November 8, 2006                             /s/ Kevin C. Schick
                                             ----------------------
                                             Kevin C. Schick
                                             Senior Vice President and
                                             Chief Financial Officer