Form 10-K
period 2006-12-31
Con-way Inc.
filed 2007-02-28
CIK 23675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-5046

Con-way Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-1444798
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2855 Campus Drive, Suite 300, San Mateo, CA	94403 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(650) 378-5200

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock ($.625 par value)	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
8 7/8% Notes Due 2010
6.70% Senior Debentures due 2034
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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

Aggregate market value of voting stock held by persons other than Directors, Officers and those shareholders holding more than 5% of the outstanding voting stock, based upon the closing price per share on June 30, 2006: $2,204,814,815

Number of shares of Common Stock outstanding as of January 31, 2007: 46,549,567

DOCUMENTS INCORPORATED BY REFERENCE
Part III

Proxy Statement for Con-way’s Annual Meeting of Shareholders to be held on April 17, 2007 (only those portions referenced specifically herein are incorporated in this Form 10-K).

Con-way Inc.
FORM 10-K
Year Ended December 31, 2006

Con-way Inc.

FORM 10-K
Year Ended December 31, 2006

PART I

ITEM 1.	BUSINESS

Overview

Con-way Inc. and its subsidiaries (“Con-way” or “the Company”) provide transportation, logistics and supply-chain management services for a wide range of manufacturing, industrial and retail customers. Con-way’s principal component companies operate in regional and transcontinental less-than-truckload and full-truckload freight transportation, truckload brokerage, global logistics management, and trailer manufacturing.

Con-way Inc. was incorporated in Delaware in 1958. In April 2006, shareholders approved management’s proposal to change the Company’s name from “CNF Inc.” to “Con-way Inc.” The corporate name change marks the launch of a strategy to bring the Company’s operations under a single master brand. Company management and the Board of Directors believe that the corporate name change and the re-branding initiative will result in better understanding of the Company’s core businesses, operating strengths, corporate culture and values, thereby enabling the Company to compete more effectively in the markets it serves. Included in the initiative is a new Con-way logo and graphic identity. Con-way’s re-branding initiative is more fully discussed in Note 12, “Segment Reporting,” of Item 8, “Financial Statements and Supplementary Data.”

Information Available on Website

Con-way makes available, free of charge, on its website at “www.con-way.com,” under the headings “Investor Relations/Annual Report, Proxy and Other SEC Filings,” copies of its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to those reports, in each case as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission.

In addition, Con-way makes available, free of charge, on its website at “www.con-way.com,” under the headings “Investor Relations/Corporate Governance,” current copies of the following documents: (1) the charters of the Audit, Compensation, and Director Affairs Committees of its Board of Directors; (2) its Corporate Governance Guidelines; (3) its Code of Ethics for Chief Executive and Senior Financial Officers; (4) its Code of Business Conduct and Ethics for Directors; and (5) its Code of Ethics for employees. Copies of these documents are also available in print to shareholders upon request, addressed to the Corporate Secretary at 2855 Campus Drive, Suite 300, San Mateo, California 94403.

None of the information on Con-way’s website shall be deemed to be a part of this report.

Regulatory Certifications

In 2006, Con-way filed the written affirmations and Chief Executive Officer certifications required by Section 303A.12(a) of the NYSE Listing Manual and Section 302 of the Sarbanes-Oxley Act.

Reporting Segments

For financial reporting purposes, Con-way Inc. is divided into three reporting segments: Con-way Freight and Transportation, Menlo Worldwide, and Con-way Other. For financial information concerning Con-way’s geographic and reporting segment operating results, refer to Note 12, “Segment Reporting,” of Item 8, “Financial Statements and Supplementary Data.”

Con-way Freight and Transportation

Con-way Freight and Transportation includes the combined operating results of Con-way Freight and Con-way Transportation. Collectively, Con-way Freight and Transportation primarily provides regional next-day, second-day, and transcontinental freight trucking throughout the U.S., and in Canada, Puerto Rico, and Mexico.

Con-way Freight

Con-way Freight consists of regional less-than-truckload (“LTL”) motor carriers that operate a combined network of freight service centers to provide market coverage in North America. The regional carriers provide day-definite delivery service to manufacturing, industrial, and retail customers, and consist of Con-way Freight-Western, which serves 13 Western states, including Hawaii and Alaska; Con-way Freight-Central, which serves 25 central and eastern states; Con-way Freight-Southern, which serves 12 southeastern states, the District of Columbia and Puerto Rico; Con-way Canada, which serves 9 Canadian provinces; and Con-way Mexico, which began operations in July 2005 to facilitate the movement of cross-border freight as well as freight between points in Mexico. In 2006, Con-way Freight accounted for 97.3% of Con-way Freight and Transportation’s revenue.

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

In September 2006, Con-way Freight partnered with APL Logistics to introduce a time-definite less-than-container-load cargo service that provides overseas freight transportation to customers seeking port-to-door delivery from originating ports in Asia to destinations in the U.S. This service was offered in response to customer demand for a cost-effective alternative to more-expensive air freight services.

Con-way Transportation

Con-way Transportation’s business units consist of Con-way Truckload, an asset-based regional and transcontinental full-truckload carrier, Con-way Brokerage, a provider of brokerage services for domestic truckload and intermodal shipments, and Road Systems, a trailer manufacturer. Con-way Truckload serves Con-way Freight by providing linehaul service on full loads of LTL shipments moving in transcontinental lanes and also offers regional and transcontinental services to other customers. The formation of Con-way Truckload was intended to reduce linehaul expense and protect service with inter-company operations that operate in conjunction with current truckload vendors. Con-way Truckload utilizes Con-way Freight and Transportation’s existing infrastructure and administrative support services to minimize the capital employed. Road Systems primarily manufactures and refurbishes trailers for Con-way Freight and Transportation.

Under the new master-brand initiative, the Company’s expediting and brokerage operations were made part of Con-way Transportation and were renamed, collectively, Con-way Expedite and Brokerage. The expedited-shipping portion of that business was sold in July 2006 and the remaining truckload-brokerage operation was merged into Con-way Truckload. As more fully discussed below under “Menlo Worldwide — Logistics,” the truckload-brokerage operation was combined with Menlo Worldwide Logistics effective in January 2007.

Competition

The trucking and truck-brokerage industry segments are intensely competitive. Principal competitors of Con-way Freight and Transportation include global, integrated transportation service providers and regional and national LTL and truckload companies. Competition in the trucking industry segment is based on freight rates, service, reliability, transit times and scope of operations.

Menlo Worldwide

Menlo Worldwide consists of the operating results of Menlo Worldwide Logistics (“Logistics”) and a proportionate share of the net income from Vector SCM, LLC (“Vector”), a joint venture with General Motors

(“GM”). Prior to GM’s purchase of the membership interest of Menlo Worldwide, LLC (“MW”) in Vector on June 23, 2006, Vector served as the lead logistics manager for GM.

Menlo Worldwide — Logistics

The global supply-chain and logistics-services market has grown significantly since the formation of Logistics in 1990, based on the complexity of customers’ supply chains and the need for innovative solutions. The outsourcing of distribution and other non-core functions has become more commonplace as businesses increasingly evaluate overall logistics costs. The ability to access information through computer networks increases the value of capturing real-time logistics information to track inventories, shipments, and deliveries. Logistics specializes in developing and managing complex regional, national and global supply chains. The term “supply chain” generally refers to a strategically designed process that directs the movement of materials and related information from the acquisition of raw materials to the delivery of products to the end-user. Logistics’ supply-chain management offerings are primarily related to transportation-management and contract-warehousing services.

Transportation management refers to the management of asset-based carriers and third-party transportation providers for customers’ inbound and outbound supply-chain needs through the use of state-of-the-art logistics management systems to consolidate, book and track shipments. Contract warehousing refers to the optimization of warehouse operations for customers using technology and warehouse-management systems to reduce inventory carrying costs and supply-chain cycle times. For several customers, contract-warehousing operations include light assembly or kitting operations. Logistics’ ability to link these systems with its customers’ internal enterprise resource-planning systems is intended to provide customers with improved visibility to their supply chains. Compensation from Logistics’ customers takes different forms, including cost-plus, gain-sharing, transactional, fixed-dollar, and consulting-fee arrangements.

Logistics provides its services using a customer- or project-based approach when the supply-chain solution requires customer-specific transportation management, single-client warehouses, and/or single-customer technological solutions. However, Logistics increasingly utilizes a shared-resource, process-based approach that leverages a centralized transportation-management group, uses multi-client warehouses, and creates technological solutions to benefit multiple customers. This approach is expected to leverage Logistics’ resources to provide scaleable services to a growing number of middle-market customers. Logistics began growing its shared-resource, process-based approach in 2005, when it segmented its business based on customer type. The industry-focused groups leverage the capabilities of personnel, systems and solutions throughout the organization to give customers expertise in specific automotive, high-tech, and consumer-products sectors.

Although Logistics’ client base includes a growing number of middle-market companies, Logistics’ primary customers are Fortune 200 businesses. Four customers collectively accounted for 47.8% of the revenue reported for the Logistics reporting segment in 2006, and each had a Standard & Poor’s investment-grade credit rating. In 2006, Logistics’ largest customer accounted for 5.3% of the consolidated revenue of Con-way. The loss of significant revenue from any of Logistics’ major customers by termination of the customer relationship for any reason, including the business failure of the customer, may have a material adverse effect on Con-way’s financial condition, results of operations, and cash flows.

Integration of Former Con-way Transportation Businesses

In recent years, Logistics has integrated into its operations two supply-chain management businesses that were previously reported in the Con-way Freight and Transportation reporting segment. In the second quarter of 2005, Logistics integrated the former Con-Way Logistics business and, in January 2007, Logistics integrated the truckload-brokerage business.

The integration of Con-Way Logistics was intended to provide an enterprise solution offering for Logistics’ customers that want to use Con-way Freight as a primary transportation provider in addition to those customers that want a vendor-neutral transportation solution. The integration also expanded Con-Way Logistics’ multi-client warehousing service model to Logistics’ larger warehouse network. Effective in January 2007, Logistics integrated into its operations the truckload-brokerage business. The move is expected to leverage Logistics’ significant procurement of purchased transportation to improve both the value to customers and to improve the margin earned on the services provided. The integration of the truckload-brokerage business is also expected to expand logistics-services opportunities through access to truckload-brokerage customers and to leverage the shared expertise of the logistics and truckload-brokerage professionals.

Competition

The supply-chain management and logistics-services industry segment is intensely competitive. Competition for larger projects is generally based on the ability to rapidly implement technology-based transportation and logistics solutions, while competition for projects with middle-market customers is more influenced by price. Competitors in the logistics segment are numerous and include domestic and foreign logistics companies, the logistics arms of integrated transportation companies, and contract manufacturers. However, Logistics primarily competes against a limited number of major competitors that have resources sufficient to provide services under large logistics contracts.

Menlo Worldwide — Vector

Vector was a joint venture formed with GM in December 2000 for the purpose of providing logistics management services on a global basis for GM, and for customers in addition to GM. Although MW owned a majority interest in Vector, MW’s proportionate share of Vector’s net income has been reported as an equity-method investment based on GM’s ability to control certain operating decisions.

GM Exercise of Call Right

On June 23, 2006, GM exercised its right to purchase MW’s membership interest in Vector (“Call Right”). On December 11, 2006, an independent third-party advisor established a fair value for Vector, and accordingly, Con-way recognized a $41.0 million sale-related gain in December 2006, as more fully discussed in Note 3, “Investment in Unconsolidated Joint Venture,” of Item 8, “Financial Statements and Supplementary Data.” Following exercise of the Call Right, Menlo Worldwide Logistics assumed all contracts for which Vector was providing services to non-GM entities.

Con-way Other

The Con-way Other reporting segment consists of certain corporate activities for which the related income or expense has not been allocated to other reporting segments, including results from corporate re-insurance activities and operating costs on corporate properties.

Discontinued Operations

Discontinued operations affecting the periods presented in Con-way’s consolidated financial information reported in Item 8, “Financial Statements and Supplementary Data,” relate to (1) the closure of the freight forwarding business known as Con-way Forwarding in June 2006, (2) the sale of Menlo Worldwide Forwarding, Inc. and its subsidiaries and Menlo Worldwide Expedite!, Inc. (collectively “MWF”) in December 2004, (3) the shut-down of Emery Worldwide Airlines, Inc. (“EWA”) in November 2000, and (4) the spin-off of Consolidated Freightways Corporation (“CFC”) in 1996.

For more information, refer to Note 2, “Discontinued Operations,” and Note 11, “Commitments and Contingencies,” of Item 8, “Financial Statements and Supplementary Data.”

General

Employees

At December 31, 2006, Con-way had approximately 21,800 regular full-time employees. The approximate number of regular full-time employees by segment was as follows: Con-way Freight and Transportation, 18,170; Menlo Worldwide Logistics, 2,720; Con-way Other, 910. The 910 employees included in the Con-way Other segment consist primarily of executive, technology, and administrative positions that support Con-way’s operating subsidiaries.

Cyclicality and Seasonality

Con-way’s operations are affected, in large part, by conditions in the cyclical markets of its customers and on the U.S. and global economies, as more fully discussed in Item 1A, “Risk Factors.”

Price and Availability of Fuel

Con-way is exposed to the effects of changes in the availability and price of diesel fuel, as more fully discussed in Item 1A, “Risk Factors.”

Regulation

Ground Transportation

The motor-carrier industry is subject to federal regulation by the Federal Motor Carrier Safety Administration (“FMCSA”), the Pipeline and Hazardous Materials Safety Agency (“PHMSA”), and the Surface Transportation Board (“STB”), which are units of the U.S. Department of Transportation (“DOT”). The FMCSA promulgates and enforces comprehensive trucking safety regulations and performs certain functions relating to such matters as motor-carrier registration, cargo and liability insurance, extension of credit to motor-carrier customers, and leasing of equipment by motor carriers from owner-operators. The PHMSA promulgates and enforces regulations regarding the transportation of hazardous materials. The STB has authority to resolve certain types of pricing disputes and authorize certain types of intercarrier agreements.

At the state level, federal preemption of economic regulation does not prevent the states from regulating motor-vehicle safety on their highways. In addition, federal law allows all states to impose insurance requirements on motor carriers conducting business within their borders, and empowers most states to require motor carriers conducting interstate operations through their territory to make annual filings verifying that they hold appropriate registrations from FMCSA. Motor carriers also must pay state fuel taxes and vehicle registration fees, which normally are apportioned on the basis of mileage operated in each state.

In April 2003, the FMCSA issued a final rule to change the regulations governing hours of service (“HOS”) for commercial truck drivers. The rule increased the total consecutive off-duty hours a driver must take prior to driving in interstate commerce and reduced the total daily consecutive driving and on-duty hours allowed. In July 2004, the United States Court of Appeals for the District of Columbia voided the HOS rules that were issued by the FMCSA. However, the United States Congress extended the existing HOS rules until September 2005. In October 2005, a final rule issued by FMCSA became effective. The new rule changed the way that drivers utilizing sleeper berths may split their off-duty time, raising concern that the efficiency of sleeper-team truckload operations similar to those utilized by Con-way Truckload may be adversely affected.

The same advocacy groups that challenged the 2003 FMCSA HOS rules, along with the International Brotherhood of Teamsters (“IBT”) and the Owner Operators Independent Driver’s Association (“OOIDA”), have mounted another challenge to the rules that became effective in October 2005. Given the uncertainty in the status of the HOS rules, Con-way cannot predict whether the current rules will remain intact or whether the rules as finally adopted will materially affect its operations.

Environmental

Con-way is subject to laws and regulations that (1) govern activities or operations that may have adverse environmental effects such as discharges to air and water, as well as handling and disposal practices for solid and hazardous waste, and (2) impose liability for the costs of cleaning up, and certain damages resulting from sites of past spills, disposals, or other releases of hazardous materials. Environmental liabilities relating to Con-way’s properties may be imposed regardless of whether Con-way leases or owns the properties in question and regardless of whether such environmental conditions were created by Con-way or by a prior owner or tenant, and also may be imposed with respect to properties that Con-way may have owned or leased in the past. Con-way has provided for its estimate of remediation costs at these sites.

Con-way’s operations involve the storage, handling, and use of diesel fuel and other hazardous substances. In particular, Con-way is subject to environmental laws and regulations dealing with fuel storage tanks and the transportation of hazardous materials.

Homeland Security

Con-way is subject to compliance with cargo security and transportation regulations issued by the Transportation Security Administration (“TSA”) and by the Department of Homeland Security (“DHS”), including regulation by the Bureau of Customs and Border Protection (“CBP”). Con-way believes that it will be able to comply with potential TSA, DHS, and CBP rules, which will require additional security measures affecting the transportation of both domestic and international shipments.

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

Menlo Worldwide Logistics Government Services, LLC, a subsidiary of Menlo Logistics, Inc., has been approved by TSA as an Indirect Air Carrier (“IAC”), and has developed security measures that have been reviewed and certified by the TSA. TSA is expected to release new IAC rules in the near future. Con-way cannot predict the impact the new rules might have on its IAC operations but does not believe that the rules as finally adopted will materially affect its operations.

ITEM 1A.	RISK FACTORS

Business Interruption

Con-way and its subsidiaries rely on a centralized shared-service facility for the performance of shared administrative and technology services in the conduct of their businesses. Con-way’s computer facilities and its administrative and technology employees are located at the shared-service facility. Although Con-way maintains backup systems and has disaster-recovery processes and procedures in place, a sustained interruption in the operation of these facilities, whether due to terrorist activities, earthquakes, floods or otherwise, could have a material adverse effect on Con-way’s financial condition, results of operations, and cash flows.

Customer Concentration

Menlo Worldwide Logistics and many of its competitors in the third-party logistics segments are subject to risk related to customer concentration because of the relative importance of their largest customers and the increased ability of those customers to influence pricing and other contract terms. Although Logistics continues to broaden and diversify its customer base, a significant portion of its revenue and operating results are derived from a relatively small number of customers, as more fully discussed in Item 1, “Business.” Consequently, a significant loss of business from, or adverse performance by, any of Logistics’ major customers, may have a material adverse effect on Con-way’s financial condition, results of operations, and cash flows. Similarly, the renegotiation of major customer contracts may also have an adverse effect on Con-way.

Cyclicality

Con-way’s operating results are affected, in large part, by conditions in the cyclical markets of its customers and on the U.S. and global economies. While economic conditions affect most companies, the transportation industry is cyclical and susceptible to trends in economic activity. When individuals and companies purchase and produce fewer goods, Con-way’s businesses transport fewer goods. In addition, Con-way Freight and Transportation has a relatively high fixed-cost structure, which is difficult to adjust to match shifting volume levels. Accordingly, any sustained weakness in demand or continued downturn or uncertainty in the economy generally would have an adverse effect on Con-way’s businesses.

Employees

The workforce of Con-way and its subsidiaries is not affiliated with labor unions. Con-way believes that the non-unionized operations of its subsidiaries have advantages over comparable unionized competitors in providing reliable and cost-competitive customer services, including greater efficiency and flexibility. There can be no assurance that Con-way’s subsidiaries will be able to maintain their non-unionized status.

Con-way hires drivers primarily for its Con-way Freight and Transportation business segment. There is significant competition for qualified drivers in the transportation industry. As a result of driver shortages, Con-way Freight and Transportation may be required to increase driver compensation, utilize lower-quality drivers or face difficulty meeting customer demands, all of which could adversely affect Con-way’s results of operations.

Employee Benefit Costs

Con-way maintains health-care plans and defined benefit pension plans, and provides certain other benefits to its employees. In recent years, health-care costs have risen dramatically. The combination of lower interest rates and weak returns on plan assets may cause increases in the expense of, and funding requirements for, Con-way’s defined benefit pension plans. As more fully discussed in Item 7, “Management’s Discussion and Analysis,” Con-way amended its retirement benefit plans in 2006 and the resulting plan changes are generally expected to decrease the future financial-statement effect associated with the defined benefit pension plans. Despite the changes to the retirement benefit plans, Con-way remains subject to volatility associated with interest rates, returns on plan assets, and funding requirements. As a result, Con-way is unable to predict the effect of continuing to provide these benefits to employees on Con-way’s financial condition, results of operations, and cash flows.

Government Regulation

Con-way is subject to compliance with many laws and regulations that apply to its business activities. These include regulations relating to hours of service for its drivers, and cargo security and transportation regulations issued by the Department of Homeland Security and the Department of Transportation. Con-way is not able to accurately predict how new governmental laws and regulations, or changes to existing laws and regulations, will affect the transportation industry generally, or Con-way in particular. Although government regulation that affects Con-way and its competitors may simply result in higher costs that can be passed to customers with no adverse consequences, there can be no assurance that this will be the case. As a result, Con-way believes that any additional security and other measures that may be required by future laws and regulations or changes to existing laws and regulations could result in additional costs and could have an adverse effect on its ability to serve customers and on its financial condition, results of operations, and cash flows.

Capital Intensity

Con-way’s primary business is capital-intensive. Con-way Freight and Transportation makes significant investments in revenue equipment and freight service centers. The amount and timing of capital investments depend on various factors, including anticipated volume levels, and the price and availability of appropriate-use property for service centers and newly manufactured tractors and diesel engines, which are subject to restrictive Environmental Protection Agency engine-design requirements. If anticipated service-center and fleet requirements differ materially from actual requirements, Con-way Freight and Transportation may have too much or too little capacity. Con-way’s investments in revenue equipment and freight service centers depend on its ability to generate cash flow from operations and its access to debt and equity capital markets. A decline in the availability of these funding sources could adversely affect Con-way’s reinvestment activities.

Price and Availability of Fuel

Con-way is exposed to the effects of changes in the availability and price of diesel fuel. Generally, fuel can be obtained from various sources and in the desired quantities. However, an inability to obtain fuel could have a material adverse effect on Con-way. Con-way Freight and Transportation is subject to the risk of price fluctuations. Like other LTL carriers, Con-way Freight assesses many of its customers with a fuel surcharge. The fuel surcharge is a part of Con-way Freight’s overall rate structure for customers and is intended to compensate Con-way Freight for the adverse effects of higher fuel costs. As fuel prices have risen, the fuel surcharge has increased Con-way Freight’s yields and revenue, and Con-way Freight has more than recovered higher fuel costs and fuel-related increases in purchased transportation. At times, in the interest of its customers, Con-way Freight has temporarily capped the fuel surcharge at a fixed percentage. Following a sharp increase in fuel costs in the aftermath of hurricanes in the U.S., Con-way Freight imposed a temporary cap on its fuel surcharge in 2005 that was in effect from August 29 through October 24. Con-way cannot predict the future movement of fuel prices, Con-way Freight’s ability to recover higher fuel costs through fuel surcharges, or the effect that changes in fuel surcharges may have on Con-way Freight’s overall rate structure. Con-way Freight’s operating income may be adversely affected by a decline in fuel prices as lower fuel surcharges would reduce its yield and revenue. Whether fuel prices increase, decrease, or remain constant, Con-way’s operating income may be adversely affected if competitive pressures limited Con-way Freight’s ability to assess its fuel surcharges.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Con-way believes that its facilities are suitable and adequate, that they are being appropriately utilized, and that they have sufficient capacity to meet current operational needs. Management continuously reviews anticipated requirements for facilities and may acquire additional facilities and/or dispose of existing facilities as appropriate.

Con-way Freight and Transportation

At December 31, 2006, Con-way Freight operated 346 freight service centers, of which 155 were owned and 191 were leased. The service centers, which are strategically located to cover the geographic areas served by Con-way Freight, represent physical buildings and real property with dock, office, and/or shop space. These facilities do not include meet-and-turn points, which generally represent small owned or leased real property with no physical structures. The total number of trucks, tractors, and trailers utilized by Con-way Freight at December 31, 2006 was approximately 33,800.

At December 31, 2006, Con-way Truckload operated approximately 1,335 tractors and trailers. Based on projected LTL and truckload volume levels and driver availability, Con-way Truckload in 2007 intends to transfer to Con-way Freight approximately 81 new tractors that have not yet been placed in operation due to driver shortages.

Road Systems owns and operates a manufacturing facility in Searcy, Arkansas.

Menlo Worldwide Logistics

At December 31, 2006, Logistics operated 56 warehouses in North America, of which 41 were leased by Logistics and 15 were leased or owned by clients of Logistics. Outside of North America, Logistics operated an additional 29 warehouses, of which 17 were leased by Logistics and 12 were leased or owned by clients.

At December 31, 2006, Logistics owned and operated approximately 69 trucks, tractors, and trailers.

Con-way Other

Principal properties of the Con-way Other segment included Con-way’s leased executive offices in San Mateo, California, and its owned shared-services center in Portland, Oregon.

ITEM 3.	LEGAL PROCEEDINGS

Certain legal proceedings of Con-way are also discussed in Note 2, “Discontinued Operations,” and Note 11, “Commitments and Contingencies,” of Item 8, “Financial Statements and Supplementary Data.”

In 2003, prior to the sale of MWF to United Parcel Service, Inc. (“UPS”), Con-way became aware of information that Emery Transnational, a Philippines-based joint venture in which MWF, Inc. may be deemed to be a controlling partner, may have made certain payments in violation of the Foreign Corrupt Practices Act. Con-way promptly notified the Department of Justice and the Securities and Exchange Commission of this matter, and MWF, Inc. instituted policies and procedures in the Philippines designed to prevent such payments from being made in the future. Con-way was subsequently advised by the Department of Justice that it is not pursuing an investigation of this matter. Con-way conducted an internal investigation of approximately 40 other MWF, Inc. international locations and has shared the results of the internal investigation with the SEC. The internal investigation revealed that Menlo Worldwide Forwarding (Thailand) Limited, a Thailand-based joint venture, also may have made certain payments in violation of the Foreign Corrupt Practices Act. MWF, Inc. made certain personnel changes and instituted policies and procedures in Thailand designed to prevent such payments from being made in the future. In December 2004, Con-way completed the sale of its air freight forwarding business (including the stock of MWF, Inc., Emery Transnational and Menlo Worldwide Forwarding (Thailand) Limited) to an affiliate of UPS. In connection with that sale, Con-way agreed to indemnify UPS for certain losses resulting from violations of the Foreign Corrupt Practices Act. Con-way is currently unable to predict whether it will be required to make payments under the indemnity or whether the SEC will impose fines or other penalties directly on Con-way as of result of the actions of Emery Transnational.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Con-way did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of Con-way, their ages at December 31, 2006, and their applicable business experience are as follows:

Douglas W. Stotlar, 46, President and Chief Executive Officer of Con-way. Mr. Stotlar was named to his current position in April 2005. He previously served as President and Chief Executive Officer of Con-way Freight and Transportation and Senior Vice President of Con-way, a position he held since December 2004. Prior to this, he served as Executive Vice President and Chief Operating Officer of Con-way Freight and Transportation, a position he held since June 2002. From 1999 to 2002, he was Executive Vice President of Operations for Con-way Freight and Transportation. Prior to joining Con-way Freight and Transportation’s corporate office, Mr. Stotlar served as Vice President and General Manager of the former Con-Way NOW. Mr. Stotlar joined the Con-way organization in 1985 as a Freight Operations Supervisor for Con-way Freight-Central. He subsequently advanced to management posts in Columbus, Ohio, and Fort Wayne, Indiana, where he was named Regional Manager. Mr. Stotlar earned his bachelor’s degree in transportation and logistics from Ohio State University.

Kevin C. Schick, 55, Senior Vice President and Chief Financial Officer of Con-way. Mr. Schick was named to his current position in March 2005. He previously served as Vice President and Controller of Con-way Freight and Transportation, a position he held since 1989. Mr. Schick joined the Con-way organization in 1983 as Controller for Con-way Freight-Central. Mr. Schick earned his bachelor’s degree in Finance from Marquette University and a master’s degree in business administration from Northwestern University.

Jennifer W. Pileggi, 42, Senior Vice President, General Counsel and Corporate Secretary of Con-way. Ms. Pileggi was named to her current position in December 2004. Ms. Pileggi joined Menlo Worldwide Logistics in 1996 as Corporate Counsel and was promoted to Vice President in 1999. She was promoted to Vice President and Corporate Counsel of Menlo Worldwide in 2003. Ms. Pileggi is a graduate of Yale University and New York University School of Law, where she achieved a juris doctorate degree. Ms. Pileggi is a member of the American Bar Association and the California State Bar Association.

David S. McClimon, 51, President of Con-way Freight, and Senior Vice President of Con-way. Mr. McClimon was named to his current position in June 2005. He previously served as President and Chief Executive Officer for two of Con-way’s regional trucking companies: Con-way Freight-Central from 2002 to 2005, and Con-way Freight-Western from 2000 to 2002. He was Vice President of Sales for Con-way Freight-Central from 1997 to 2000. Prior to this, he was Vice President of National Sales for Con-way Freight, from 1993 to 1997. Mr. McClimon joined the Con-way organization in 1983 as a day-one employee of Con-way Freight-Central and subsequently was promoted to a variety of sales and operations positions. Mr. McClimon earned his bachelor’s degree in marketing from Miami University in Ohio.

John G. Labrie, 40, President of Con-way Transportation and Senior Vice President of Con-way. Mr. Labrie was promoted in February 2007 to Senior Vice President of Con-way, in charge of Strategy and Enterprise Operations. Mr. Labrie was named President of Con-way Transportation in June 2005. He previously served as Executive Vice President of Operations for Con-way Freight, a position he held since January 2005. Prior to this, he served as President and Chief Executive Officer for Con-way Freight-Western, a position he held since June 2002. From May 1998 to June 2002, he was Vice President of Operations for Con-way Freight-Western. He joined the Con-way organization in 1990 as a sales account manager. Mr. Labrie earned his bachelor’s degree in Finance from Central Michigan University. He holds a master’s degree in business administration from Indiana Wesleyan University.

Robert L. Bianco Jr., 42, President of Menlo Worldwide and Senior Vice President of Con-way. Mr. Bianco was promoted in February 2007 to Senior Vice President of Con-way and was named President of Menlo Worldwide in June 2005. He previously served as President of Menlo Worldwide Logistics, a position he held since December 2001. He joined the Con-way organization in 1989 as a management trainee and joined Menlo in 1992 as a logistics manager. He subsequently advanced to Vice President of Operations for Menlo Worldwide Logistics in 1997. He is a graduate of the University of California at Santa Barbara and earned a master’s degree from the University of San Francisco.

Jackie Barretta, 45, Vice President and Chief Information Officer of Con-way. Ms. Barretta was named to her current position in February 2005. She previously served as Vice President of Information Services for Con-way Freight and Transportation, a position she held since August 2000. Prior to this, she served as Director of Information Services, a position she held since 1997. She joined Con-way as a systems analyst in 1996. Ms. Barretta earned her bachelor’s degree in Computer Science from the University of North Carolina.

Mark C. Thickpenny, 54, Vice President and Treasurer of Con-way. Mr. Thickpenny joined Con-way in 1995 as Treasury Manager. In 1997, he was named Director and Assistant Treasurer, and in 2000 was promoted to Vice President and Treasurer. Mr. Thickpenny holds a bachelor’s degree in business administration from the University of Notre Dame and a master’s degree in business administration from the University of Chicago.

Kevin S. Coel, 48, Vice President and Corporate Controller of Con-way. Mr. Coel joined Con-way in 1990 as Con-way’s Corporate Accounting Manager. In 2000, he was named Corporate Controller, and in 2002, was promoted to Vice President. Mr. Coel holds a bachelor’s degree in economics from the University of California at Davis and a master’s degree in business administration from San Jose State University. Mr. Coel is also a member of the American Institute of CPAs.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Con-way’s common stock is listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “CNW.”

See Note 14, “Quarterly Financial Data,” of Item 8, “Financial Statements and Supplementary Data” for the range of common stock prices as reported on the NYSE and common stock dividends paid for each of the quarters in 2006 and 2005. At January 31, 2007, Con-way had 7,065 common shareholders of record.

The following table provides a summary of share repurchases made by Con-way during the quarter ended December 31, 2006:

			Total
			Number of	Maximum
			Shares	Dollar Value of
			Purchased as	Shares that
			Part of	May yet be
	Total Number		Publicly	Purchased
	of Shares	Average Price	Announced	Under the
	Purchased(1)	Paid per Share	Program(1)	Program(1)

October 1, 2006 — October 31, 2006	300,000	$46.28	300,000	$120,741,324
November 1, 2006 — November 30, 2006	529,000	47.51	529,000	95,606,682
December 1, 2006 — December 31, 2006	120,000	43.93	120,000	90,335,383

Total	949,000	$46.67	949,000	$90,335,383

(1)	In April 2006, the Board of Directors authorized the repurchase of up to $400 million in Con-way’s common stock through open-market transactions and privately negotiated transactions from time to time in such amounts as management deems appropriate through June 30, 2007.

The following performance graph compares Con-way’s stockholder return (assuming reinvestment of dividends) for the fiscal year-ends from 2001 through 2006, with the S&P Midcap 400 and the Dow Jones Transportation Average.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN*
Con-way Inc., S&P Midcap 400 Index, Dow Jones Transportation Average

	Cumulative Total Return
	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Con-way Inc.	$100.0	$100.3	$103.6	$154.6	$173.8	$138.0
S&P Midcap 400	$100.0	$85.5	$115.9	$134.9	$151.8	$167.3
DJ Transportation Average	$100.0	$88.5	$116.7	$148.9	$166.2	$182.4

*	Assumes $100 invested on December 31, 2001 in Con-way Inc. (then known as CNF Inc.), S&P Midcap 400 Index, and the Dow Jones Transportation Average and that dividends were reinvested.

ITEM 6.	SELECTED FINANCIAL DATA

The following table includes selected financial and operating data for Con-way as of and for the five years ended December 31, 2006. This information should be read in conjunction with Item 7, “Management’s Discussion and Analysis,” and Item 8, “Financial Statements and Supplementary Data.”

Con-way Inc.
Five-Year Financial Summary

	2006	2005	2004	2003	2002
	(Dollars in thousands except per share data)

Operating Results
Revenues	$4,221,478	$4,115,575	$3,658,564	$3,186,797	$2,970,571
Operating Income(a)	401,828	370,946	284,332	231,927	189,351
Income from Continuing Operations Before Income Taxes	392,309	352,356	248,775	205,982	162,284
Net Income from Continuing Operations (after preferred-stock dividends)(b)	265,177	222,647	143,432	117,572	112,159
Net Income (Loss) Applicable to Common Shareholders(b)	258,978	214,034	(126,094)	83,785	93,561
Per Common Share
Basic Earnings (Loss)
Net Income from Continuing Operations	$5.42	$4.27	$2.84	$2.37	$2.28
Net Income (Loss) Applicable to Common Shareholders	5.29	4.10	(2.50)	1.69	1.90
Diluted Earnings (Loss)
Net Income from Continuing Operations	5.09	3.98	2.59	2.16	2.07
Net Income (Loss) Applicable to Common Shareholders	4.98	3.83	(2.18)	1.57	1.74
Cash Dividends	0.40	0.40	0.40	0.40	0.40
Common Shareholders’ Equity	14.65	16.09	13.46	15.02	13.43
Market Price
High	61.87	59.79	50.96	35.77	38.28
Low	42.09	41.38	30.50	24.44	27.36
Weighted-Average Common Shares Outstanding
Basic	48,962,382	52,192,539	50,455,006	49,537,945	49,139,134
Diluted	52,280,341	56,213,049	56,452,629	56,725,667	56,655,570
Financial Position
Total assets	$2,301,889	$2,459,618	$2,477,524	$2,757,987	$2,786,874
Long-term obligations	557,723	581,469	601,344	554,981	571,299
Other Data at Year-End
Number of shareholders	7,041	7,204	7,435	8,006	8,131
Approximate number of regular full-time employees	21,800	21,700	20,600	19,900	19,500

(a)	The comparability of Con-way’s consolidated operating income was affected by the following:

Accounting events:

•	Effective January 1, 2006, Con-way adopted SFAS 123R under the modified-prospective method. Prior-period financial statements have not been adjusted.

•	Effective in the fourth quarter of 2006, Con-way Freight adopted a change in its accounting policy for tires from a capitalize-and-amortize method to an expense-as-incurred method. The change was retrospectively applied to prior-period financial statements.

Unusual income:

•	Gain of $6.2 million in 2006 from the sale of assets related to Con-way Expedite

•	Gain of $41.0 million in 2006 from the sale of MW’s membership interest in Vector (excluding the gain, Con-way after June 30, 2006 recognized only $2.0 million of operating income associated with Vector business cases that were in-process at June 30, 2006)

•	Gain of $8.7 million in 2002 from the sale of a property

(b) The comparability of Con-way’s tax provision and net income was affected by the following:

•	Tax benefits of $12.1 million in 2006 related to the settlement with the IRS of previous tax filings

•	Tax benefits of $17.7 million in 2006 from the utilization of capital-loss carryforwards that offset tax of $2.9 million on the sale of Con-way Expedite and $14.8 million on the sale of MW’s membership interest in Vector

•	Tax benefits of $7.8 million in 2005 related to the settlement with the IRS of previous tax filings

•	Tax benefits of $14.0 million in 2002, primarily related to the settlement with the IRS of aircraft maintenance issues

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations (referred to as “Management’s Discussion and Analysis”) is intended to assist in a historical and prospective understanding of Con-way’s financial condition, results of operations, and cash flows, including a discussion and analysis of the following:

•	Overview of Business

•	Results of Operations and Related Information

•	Liquidity and Capital Resources

•	Estimates and Critical Accounting Policies

•	Forward-Looking Statements

Overview of Business

The Company provides transportation, logistics and supply-chain management services for a wide range of manufacturing, industrial, and retail customers. For financial reporting purposes, Con-way is divided into three reporting segments: Con-way Freight and Transportation, primarily a provider of regional less-than-truckload (“LTL”) freight services; Menlo Worldwide, a provider of integrated contract logistics solutions; and Con-way Other, which includes certain corporate activities. Menlo Worldwide consists of the operating results of Menlo

Worldwide Logistics (“Logistics”) and Vector, a joint venture with GM that has been accounted for as an equity-method investment.

Con-way’s operating-unit results depend on the number, weight and distance of shipments transported, the prices received on those shipments, and the mix of services provided to customers, as well as the fixed and variable costs incurred by Con-way in providing the services and the ability to manage those costs under changing circumstances. Con-way Freight and Transportation primarily transports shipments through a freight service center network while Menlo Worldwide manages the logistics functions of its customers and primarily utilizes third-party transportation providers for the movement of customer shipments.

Organizational and Accounting Events Affecting Financial Reporting

Organization

In June 2006, Con-way closed the operations of its domestic air freight forwarding business known as Con-way Forwarding, and in 2004, Con-way and Menlo Worldwide LLC (“MW”) sold MWF to UPS. Accordingly, the results of operations, net liabilities, and cash flows of the Menlo Worldwide Forwarding segment and the Con-way Forwarding operating unit have been segregated and reported as discontinued operations, except where otherwise noted.

In December 2006, Con-way recognized the sale to GM of MW’s membership interest in Vector. The sale of Vector did not qualify as a discontinued operation due to its classification as an equity-method investment, and accordingly, the $41.0 million sale-related gain is reported in net income from continuing operations in the Menlo Worldwide reporting segment. In July 2006, Con-way sold the expedited-shipping portion of the former Con-way Expedite and Brokerage business. As a sale of assets, the $6.2 million gain recognized from the sale is reported in net income from continuing operations in the Con-way Freight and Transportation reporting segment.

Change in Accounting Policy for Tires

During the fourth quarter of 2006, Con-way changed its accounting policy for tires. Prior to the change, the cost of original and replacement tires mounted on new and existing equipment was reported in current assets as a prepaid expense and amortized based on estimated usage. Under the new policy, the cost of replacement tires are expensed at the time those tires are placed into service, as is the case with other repairs and maintenance costs. The cost of tires on new revenue equipment will be capitalized and depreciated over the estimated useful life of the related equipment. Con-way believes that this new policy is preferable under the circumstances because it provides a more precise and less subjective method for recognizing expenses related to tires that is consistent with industry practice. Under SFAS 154, “Accounting Changes and Error Corrections,” Con-way is required to report a change in accounting policy by retrospectively applying the new policy to all prior periods presented, unless it is impractical to determine the prior-period effect. Accordingly, Con-way has adjusted its previously reported financial information for all periods presented. The effect of this accounting policy change had an immaterial effect in 2006, but reduced net income from continuing operations by $1.3 million ($0.02 per diluted share) in 2005 and $2.0 million ($0.03 per diluted share) in 2004. The accounting policy change also affected Con-way’s consolidated balance sheets in the periods presented by increasing reported amounts for revenue equipment and reducing amounts for prepaid expenses and retained earnings.

New Accounting Standards

Effective on January 1, 2006, Con-way adopted the recognition and related disclosure provisions of SFAS No. 123R, “Share-Based Payment”, a revision of SFAS 123, “Accounting for Stock-Based Compensation” that supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related implementation guidance. SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards over the period during which an employee is required to provide service in exchange for the award. Con-way adopted SFAS 123R using the modified prospective transition method, which requires the recognition of compensation expense in 2006, as determined under SFAS 123R, but does not result in the retrospective application of the recognition provisions of SFAS 123R to prior-period financial statements. As a result of adopting SFAS 123R, Con-way in 2006 recognized $5.8 million of share-based compensation expense ($0.07 per diluted share) that would not have been recognized had Con-way continued to account for share-based compensation under APB 25.

Effective on December 31, 2006, Con-way adopted the recognition and related disclosure provisions of SFAS 158, “Employers’ Accounting for Defined Benefit and Other Postretirement Plans — an amendment of SFAS 87, 88, 106, and 132R.” Under the recognition provisions of SFAS 158, Con-way is required to recognize the overfunded or underfunded status of its defined benefit pension and postretirement plans as an asset or liability, respectively, in its balance sheet at December 31, 2006. SFAS 158 gives recognition to the effect of changes in the funded status on the plan liability and on shareholders’ equity, but when compared to prior accounting standards, SFAS 158 generally does not result in changes to recognized periodic benefits expense, except in certain conditions. Since retrospective adoption of SFAS 158 is prohibited, different recognition provisions have been applied in determining the plan-related amounts reported in Con-way’s consolidated balance sheets at December 31, 2006 and 2005. In connection with the adoption of SFAS 158 effective on December 31, 2006, Con-way increased reported amounts for its employee benefits liability by $155.3 million and reduced shareholders’ equity by $95.5 million (net of $61.1 million of deferred tax benefits).

Results of Operations

The table below summarizes Con-way’s consolidated operating results for continuing and discontinued operations:

	2006	2005	2004
	(Dollars in thousands, except per share amounts)

Net Income (Loss)
Continuing Operations(1)	$265,177	$222,647	$143,432
Discontinued Operations	(6,199)	(8,613)	(269,526)

Applicable to Common Shareholders	$258,978	$214,034	$(126,094)

Diluted Earnings (Loss) per Share
Continuing Operations	$5.09	$3.98	$2.59
Discontinued Operations	(0.11)	(0.15)	(4.77)

Applicable to Common Shareholders	$4.98	$3.83	$(2.18)

(1)	After preferred stock dividends

Con-way’s net income from continuing operations (after preferred stock dividends) grew 19.1% to $265.2 million in 2006 from $222.6 million in 2005 due to gains of $47.3 million related to the sale of MW’s membership interest in Vector and to the sale of Con-way Expedite. In 2005, net income from continuing operations increased 55.2% from $143.4 million in 2004 due to improved operating results from all Con-way reporting segments.

Con-way’s diluted earnings per share from continuing operations increased 27.9% to $5.09 in 2006 due to higher net income and to the accretive effect of Con-way’s share repurchase program, which included the repurchase in May 2006 of 3.75 million shares in two significant privately negotiated transactions. Primarily as the result of share repurchases, Con-way’s average diluted shares outstanding declined to 52.3 million shares in 2006 from 56.2 million shares in 2005. In 2005, Con-way’s diluted earnings per share from continuing operations increased 53.7% to $3.98 from $2.59, primarily reflecting higher net income.

In 2006, net income from continuing operations was partially offset by losses from discontinued operations, which primarily reflect a $4.2 million net loss related to the closure of Con-way Forwarding. For periods prior to its closure in June 2006, discontinued operations in all periods presented include operating losses reported by Con-way Forwarding. In 2005, discontinued operations also include a $6.2 million net loss that was primarily related to the disposal of MWF and to the shut-down of EWA. The resulting net income applicable to common shareholders increased to $259.0 million ($4.98 per diluted share) in 2006 from $214.0 million ($3.83 per diluted share) in 2005.

In 2004, net income from continuing operations was offset by a $269.5 million net loss ($4.77 per diluted share) from discontinued operations, which primarily reflects the loss from the disposition of MWF. The resulting net loss applicable to common shareholders in 2004 was $126.1 million ($2.18 per diluted share).

Continuing Operations

	2006	2005	2004
	(Dollars in thousands)

Revenues
Con-way Freight and Transportation	$2,866,177	$2,775,901	$2,483,733
Menlo Worldwide Logistics	1,355,301	1,339,674	1,174,831

	$4,221,478	$4,115,575	$3,658,564

Operating Income (Loss) Con-way Freight and Transportation	$324,686	$331,972	$247,820
Menlo Worldwide
Logistics	25,649	26,672	22,718
Vector	55,050	20,257	18,253

	80,699	46,929	40,971
Con-way Other	(1,106)	(3,759)	(4,459)

	404,279	375,142	284,332

Reconciliation of segments to consolidated amount:
Income tax related to Vector, an equity-method investment	(2,451)	(4,196)	—

	$401,828	$370,946	$284,332

The overview below provides a high-level summary of Con-way’s results from continuing operations for the periods presented. This introductory section is intended to facilitate an executive-level understanding that provides context for the remainder of the discussion on reporting segments. Refer to “Reporting Segment Review” below for more complete and detailed discussion and analysis.

Overview — 2006 Compared to 2005

In 2006, Con-way’s net income from continuing operations increased 19.1% to $265.2 million in 2006 from $222.6 million in 2005 due primarily to higher consolidated operating income, a decline in non-operating expenses, and a lower effective tax rate. Consolidated operating income benefited from revenue growth and gains from the sale of Vector and Con-way Expedite, but was adversely affected by lower operating margins (excluding sale-related gains).

Con-way’s revenue of $4.2 billion in 2006 increased 2.6% from the prior-year period, due to increases from both revenue-generating segments. Revenue at Con-way Freight and Transportation reflects Con-way Freight’s pricing initiatives that emphasized higher yields, which grew 4.4%. The focus on yield adversely affected tonnage in a market of slowing demand for freight transportation, resulting in a weight-per-day decline of 0.5%. Revenue from Menlo Worldwide Logistics increased 1.2% due primarily to growth in warehouse-management services.

Consolidated operating income in 2006 increased 8.3% from the same period last year due to gains of $47.3 million related to the sale of MW’s membership interest in Vector and to the sale of Con-way Expedite. Excluding the gains, consolidated operating income declined 4.4% due largely to lower operating income from Con-way Freight and Transportation, Vector, and to a lesser extent, Logistics. The decline in Con-way’s operating income primarily reflects increases in depreciation, maintenance, and self-insurance costs as well as higher allocated corporate costs, as more fully discussed below. Due to the sale of Vector, Con-way after June 30, 2006 recognized only $2.0 million of operating income associated with Vector business cases that were in-process at

June 30, 2006, resulting in $14.0 million of operating income in 2006 (excluding the sale-related gain) compared to $20.3 million in 2005.

Consolidated operating income in 2006 was adversely affected by a decline in costs reimbursed by UPS under a transition-services agreement. Following the sale of MWF to UPS, a portion of Con-way’s corporate administrative costs in 2005 were charged to UPS under a transition-services agreement. In 2005, Con-way was reimbursed by UPS for $11.3 million of general and administrative costs, while no costs were reimbursed by UPS in 2006. Also, in 2006, Con-way began recognizing expense related to employee stock-option awards and the re-branding initiative. In 2006, Con-way recognized additional share-based compensation expense of $5.8 million in connection with the adoption of SFAS 123R effective January 1, 2006. In 2006, Con-way’s advertising expense increased from 2005 by $5.1 million to $9.7 million, due largely to customer-focused advertising and employee-focused events, including $0.9 million of costs related to Con-way’s re-branding initiative. Certain advertising programs implemented in 2006 will continue in 2007 and, accordingly, advertising expense in 2007 is expected to approximate the costs incurred in 2006. Corporate administrative costs related to Con-way’s shared-services center and executive headquarters, including the costs described above, are generally allocated based on measurable services provided to each segment, or for general corporate expenses, based on segment revenue or capital employed.

In connection with the re-branding initiative, Con-way in 2006 recognized expense of $1.8 million, primarily for costs related to advertising and legal services. Through 2008, Con-way estimates that it will incur additional costs of approximately $20 million to $24 million due primarily to the cost of re-branding tractors and trailers, which is recognized as maintenance expense when incurred. Approximately $12 million to $14 million of re-branding costs are estimated to be incurred in 2007.

Other net expense in 2006 decreased $9.1 million to $9.5 million due primarily to a reduction in interest expense, an increase in investment income, and foreign exchange gains. Interest expense decreased $3.3 million in 2006 due largely to the $100.0 million repayment in June 2005 of the 7.35% Notes. Investment income increased $2.1 million on higher interest rates earned on cash-equivalent investments and marketable securities, partially offset by lower average balances of interest-earning financial instruments. In 2006, other miscellaneous non-operating expense primarily reflects positive variations in foreign exchange transactions, which improved comparative operating results by $3.3 million.

Con-way’s effective tax rate of 30.6% in 2006 declined from 34.6% in 2005 as the tax provision in 2006 benefited from the utilization of capital-loss carryforwards, which offset tax of $2.9 million on the sale of Con-way Expedite and $14.8 million on the sale of MW’s membership interest in Vector. Con-way’s effective tax rate in both periods reflects the effect of net tax credits that were primarily related to the settlement with the IRS of previous tax filings. These net tax credits consisted of reversals of accrued tax in the amount of $12.1 million in 2006 and $7.8 million in 2005.

Overview — 2005 Compared to 2004

Con-way’s net income from continuing operations in 2005 increased 55.2% to $222.6 million from $143.4 million in 2004 due primarily to significantly higher operating income, a decline in non-operating expenses, and a lower effective tax rate. Higher operating income was due primarily to revenue growth and to improvement in operating margins.

In 2005, Con-way’s revenue increased 12.5% to $4.1 billion, due to higher revenue at Con-way Freight and Transportation and from Logistics. Con-way Freight and Transportation’s revenue growth in 2005 primarily reflects increases at Con-way Freight, which increased weight per day by 12.4% and improved yield by 4.2%.

Consolidated operating income in 2005 rose 30.5% on significantly higher operating income from Con-way Freight and Transportation and improved results from Menlo Worldwide. Con-way Freight and Transportation’s operating income increased 34.0% due largely to revenue growth of 11.8% and improved Con-way Freight operating margins. Con-way Freight and Transportation’s revenue increase in 2005 reflects Con-way Freight tonnage growth and yield improvement on increased fuel surcharges. Improved operating margins primarily reflect productivity gains and a decline in employee costs as a percentage of revenue, due largely to lower incentive compensation that resulted from variations in operating income and other performance factors relative to incentive plan targets. Menlo Worldwide’s operating income in 2005 increased 14.5% on improved results at Logistics and higher income from Vector’s foreign operations. Logistics’ operating income increased 17.4% on revenue growth of 14.0% and reported segment income from Vector increased 11.0%.

Other net expense in 2005 decreased $17.0 million to $18.6 million, due primarily to increases in investment income, which rose $15.2 million on higher interest rates earned on a larger average balance of cash-equivalent investments and marketable securities. Interest expense decreased $2.2 million in 2005 due largely to the net effect on interest from financing transactions, including the $100.0 million repayment in June 2005 of the 7.35% Notes, the $128.9 million redemption in June 2004 of 5% Convertible Debentures, and the $292.6 million net issuance in April 2004 of 6.7% Senior Debentures.

Reporting Segment Review

Con-way Freight and Transportation

The table below compares operating results, operating margins, and the percentage increase in selected operating statistics of the Con-way Freight and Transportation reporting segment for the years ended December 31:

	2006	2005	2004
	(Dollars in thousands)

Summary of Operating Results
Revenues	$2,866,177	$2,775,901	$2,483,733
Operating Income	324,686	331,972	247,820
Operating Margin	11.3%	12.0%	10.0%

	2006 vs. 2005	2005 vs. 2004

Selected Con-way Freight Operating Statistics
Revenue per day	3.9%	12.4%
Weight per day	(0.5)	7.9
Revenue per hundredweight (“yield”)	4.4	4.2
Weight per shipment	0.7	3.6

2006 Compared to 2005

In 2006, Con-way Freight and Transportation’s revenue rose 3.3% due to revenue increases from Con-way Freight that were partially offset by declines in revenue from Con-way Transportation following the sale of the expedited-shipping portion of the former Con-way Expedite and Brokerage business in July 2006, as described below. Revenue increases at Con-way Freight in 2006 reflect higher revenue per day, partially offset by the effects of 1.5 fewer working days when compared to the same period last year. Revenue per day grew 3.9% on a 4.4% increase in yield and a 0.5% decrease in weight per day. Both yield and weight per day were affected by Con-way Freight’s pricing initiatives that emphasized higher yields. The yield focus adversely affected tonnage in a market of slowing demand for freight transportation, particularly in the third and fourth quarter of 2006. Weight per day declined in the third and fourth quarter by 3.9% and 8.0%, respectively, compared to the same prior-year periods. In response to the third- and fourth-quarter declines in weight per day, Con-way management implemented targeted sales initiatives, which it believes will lead to tonnage growth by the second quarter of 2007.

Yield increases in 2006 primarily reflect an increase in fuel surcharges, general rate increases and the results of the pricing initiatives discussed above. Like other LTL carriers, Con-way Freight assesses many of its customers with a fuel surcharge. As fuel prices have risen, the fuel surcharge has increased Con-way Freight’s yield and revenue. Excluding fuel surcharges, yields in 2006 increased 2.0%. Fuel surcharges improved the yield comparisons in every quarter of the years presented, except for the fourth quarter of 2006. Yields in the fourth quarter of 2006 improved 2.9% from the same quarter of 2005, while yields excluding surcharges rose 3.5% in the same comparative period. Fuel surcharges are only one part of Con-way Freight’s overall rate structure, and the total price that Con-way Freight receives from customers for its services is governed by market forces, as more fully discussed under Item 1A, “Risk Factors.” Yield increases in 2006 were partially offset by the effect of a 0.7% increase in weight per shipment. Commensurate with the lower transportation cost per unit of weight, lower-cost higher-weight shipments generally have lower yields.

As more fully discussed in Note 12, “Segment Reporting,” of Item 8, “Financial Statements and Supplementary Data,” Con-way sold the expedited-shipping portion of its former Con-way Expedite and Brokerage business in July 2006, and the remaining truckload-brokerage operation was merged into Con-way Truckload. The truckload-brokerage business was integrated with Menlo Worldwide Logistics effective in January 2007, as more fully discussed below under “— Menlo Worldwide — Logistics.”

In connection with the sale of Con-way Expedite, Con-way received proceeds of $8.0 million in 2006 and recognized a $6.2 million gain. Excluding this gain, Con-way Freight and Transportation’s operating income declined 4.1% when compared to the prior-year period. Operating income in 2006 was adversely affected by higher depreciation, maintenance and self-insurance costs, and a $19.8 million or 15.5% increase in allocated corporate administrative expenses, as discussed above under “— Continuing Operations.”

Depreciation expense increased 15.2% in 2006 due to planned investments in service centers and tractor and trailer acquisitions by Con-way Freight and Con-way Truckload. Maintenance costs increased 10.6% due to technology requirements relating to the repair and maintenance of newer equipment and to costs related to maintaining trailers over a longer estimated useful life. Increased maintenance costs also reflect major repair programs undertaken in 2006 to address specific issues. Other operating costs, which include costs for cargo claims, vehicular insurance and fuel-related taxes, increased 9.1% in 2006. A $3.7 million increase in advertising expense reflects customer-focused advertising and employee-focused events, a portion of which support Con-way’s re-branding initiative.

Fuel costs in 2006 increased 20.4% and purchased transportation costs decreased 10.8%, due in part to an increase in Con-way Freight’s utilization of Con-way Truckload for linehaul services, which increased fuel consumption but lowered purchased transportation requirements. Purchased transportation and fuel expense in 2006 were adversely affected by an increase in average diesel fuel prices. Higher fuel costs and fuel-related increases in purchased transportation costs were more than recovered through fuel surcharges.

In 2006, employee costs increased 2.8%, but declined as a percentage of revenue, as administrative-related employee costs increased 4.5% and operations-related employee costs increased 2.6%. Employee costs reflect increases in base compensation and employee benefits, partially offset by lower incentive compensation. Base compensation in 2006 rose 3.3% due primarily to wage and salary rate increases. Employee benefits expense increased 5.8% due primarily to higher costs for health-care benefits, paid time off, and pension benefits, partially offset by a decline in long-term incentive compensation for executives. Compensation earned under the general annual incentive plan in 2006 declined by $19.6 million based on variations in operating income and other performance measures relative to incentive plan targets.

2005 Compared to 2004

In 2005, Con-way Freight and Transportation’s revenue rose 11.8% due to higher revenue from both Con-way Freight and Con-way Transportation. Revenue per day from Con-way Freight rose 12.4% from 2004 on a 7.9% increase in weight and a 4.2% increase in yield. Yield increases in 2005 primarily reflect an increase in fuel surcharges, continued growth in higher-rated interregional services, and general rate increases, partially offset by growth in lower-yielding lower-cost shipments. Excluding fuel surcharges, yields in 2005 were unchanged compared to 2004. Yields in 2005 were adversely affected by a 3.6% increase in weight per shipment, which was largely driven by a spot-quote program that contributed to an increase in the number of shipments in excess of 10,000 pounds.

Con-way Freight and Transportation’s operating income in 2005 increased 34.0%, due largely to improved margins, which primarily reflect revenue growth, productivity gains, and a decline in employee costs as a percentage of revenue. Employee costs in 2005 increased 5.3%, reflecting higher base compensation and employee benefits, partially offset by lower incentive compensation. Base compensation rose 10.0%, due primarily to headcount increases attributable to higher business volumes, and to a lesser extent, wage and salary rate increases. Incentive compensation in 2005 declined by $27.5 million or 34.5%. Employee benefits expense increased 2.6%, as an increase in health-care costs, due largely to growth in headcount, was partially offset by a decline in workers’ compensation expense. In 2005, fuel and purchased transportation costs increased 64.5% and 22.9%, respectively. However, higher fuel costs and fuel-related increases in purchased transportation costs were more than recovered through fuel surcharges.

Menlo Worldwide

The Menlo Worldwide reporting segment consists of the operating results of Logistics and Vector. Menlo Worldwide in 2006 reported operating income of $80.7 million, compared to $46.9 million in 2005 and $41.0 million in 2004. Results in 2006 include a $41.0 million gain due to the sale of MW’s membership interest in Vector to GM.

Although MW owned a majority equity interest in Vector, MW’s portion of Vector’s operating results have been reported as an equity-method investment based on GM’s ability to control certain operating decisions. Accordingly, Con-way’s statements of consolidated operations do not include any revenue from Vector and only MW’s proportionate share of the net income from Vector is reported as a reduction of operating expenses.

The table below compares operating results and operating margins of the Menlo Worldwide reporting segment for the years ended December 31. The table summarizes Logistics gross revenues as well as net revenues (revenues less purchased transportation expenses). Carrier-management revenue is attributable to contracts for which Logistics manages the transportation of freight but subcontracts the actual transportation and delivery of products to third parties, which Logistics refers to as purchased transportation. Logistics’ management believes that net revenues are a meaningful measure of the relative importance of its principal services since gross revenues earned on most carrier-management services include the third-party carriers’ charges to Logistics for transporting the shipments.

	2006	2005	2004
	(Dollars in thousands)

Summary of Operating Results
Logistics
Revenues	$1,355,301	$1,339,674	$1,174,831
Purchased Transportation	(963,044)	(972,266)	(829,882)

Net Revenues	392,257	367,408	344,949
Operating Income	$25,649	$26,672	$22,718
Operating Margin on Revenues	1.9%	2.0%	1.9%
Operating Margin on Net Revenues	6.5%	7.3%	6.6%
Vector
Operating Income	$14,009	$20,257	$18,253
Sale-Related Gain	41,041	—	—

	$55,050	$20,257	$18,253
Menlo Worldwide
Operating Income	$80,699	$46,929	$40,971

Menlo Worldwide — Logistics

2006 Compared to 2005

Logistics’ revenue in 2006 increased 1.2% due to a 4.5% increase in warehouse-management services, and a 0.3% increase in carrier-management services. Growth in carrier-management revenue was slowed by management’s decision to terminate in May 2006 a low-margin carrier-management contract that accounted for 2.9% of Logistics’ annual segment revenues in 2005. Net revenues in 2006 increased 6.8% due to the 1.2% increase in revenue and a 0.9% reduction in purchased transportation expense. Lower transportation costs in 2006 were achieved through better carrier rates on carrier-management services and to an increase in the percentage of revenue derived from warehouse-management services, which has the effect of increasing gross and net revenues without an associated increase in purchased transportation.

Logistics’ operating income in 2006 decreased 3.8% from the same period of last year, due primarily to higher employee costs and purchased labor, which collectively increased 12.0% in 2006. Employee costs increased 9.2% as operations-related employee costs increased 8.0% and administrative-related employee costs increased 14.4%. Higher employee costs reflect increases in base compensation, employee benefits and incentive compensation. Base compensation in 2006 increased 5.8% due primarily to growth in headcount and wage and salary rate increases. Employee benefits expense increased 16.2% primarily from an increase in the cost of health-care benefits and other employee benefit costs. Incentive compensation in 2006 increased by $2.6 million or 40.0% based on variations in operating income, working capital and other performance measures relative to incentive plan targets. Purchased labor costs increased 20.0% due to new warehouse-management projects. Logistics utilizes purchased labor for warehouse-management services due to the flexibility provided in responding to varying customer demand. Expenses for supplies increased 39.8%, reflecting volume increases related to certain warehouse-management customers. Corporate administrative costs allocated to Logistics in 2006 increased $5.1 million or 13.3%, as described above under “— Continuing Operations.” Expenses for outside services increased 14.1% due primarily to $1.3 million of costs related to a bid for a significant contract.

2005 Compared to 2004

In 2005, Logistics’ revenue increased 14.0% over 2004, due to a 15.9% increase in carrier-management services and a 7.6% increase in warehouse-management services. Logistics’ net revenue in 2005 increased 6.5% from 2004 as revenue growth was partially offset by a 17.2% increase in purchased transportation costs, which was due to higher business levels and fuel-related increases in carrier rates.

In 2005, Logistics’ operating income increased 17.4% due primarily to growth in net revenue and lower employee costs, which were due largely to declines in health-care costs, workers’ compensation, and incentive compensation. Incentive compensation in 2005 declined by $1.0 million or 13.7% based on variations in operating income and other performance measures relative to incentive plan targets.

Integration of Former Con-way Transportation Businesses

In recent years, Logistics has integrated into its operations two supply-chain management businesses that were previously reported in the Con-way Freight and Transportation reporting segment. In the second quarter of 2005, Logistics integrated the former Con-Way Logistics business and prior periods were reclassified. In January 2007, Logistics also integrated the truckload-brokerage business.

The integration of the truckload-brokerage business is expected to leverage Logistics’ significant procurement volumes of purchased transportation to improve both the value to customers and to improve the margin earned on the services provided. The integration of the truckload-brokerage business is also expected to expand logistics-services opportunities through access to truckload-brokerage customers and to leverage the shared expertise of the logistics and truckload-brokerage professionals.

Menlo Worldwide — Vector

Operating Results

In 2006, segment income reported from MW’s equity investment in Vector increased to $55.1 million from $20.3 million in 2005. Higher reported segment income from Vector was due to a $41.0 million gain recognized from the sale of MW’s membership interest in Vector to GM. In 2005, segment income from Vector increased to $20.3 million from $18.3 million in 2004, due primarily to higher income earned in GM’s international regions, partially offset by a decline in income from GM’s North America region.

GM Exercise of Call Right

On June 23, 2006, GM exercised its Call Right. On December 11, 2006, an independent financial advisor established a fair value for Vector that was agreed upon by Con-way and GM. The advisor established a fair value of $96.4 million for the membership interests of both joint-venture partners, including a fair value of $84.8 million that was attributable to MW’s membership interest in Vector.

As a result of the agreed-upon valuation, Con-way in December 2006 recognized a receivable from GM of $51.9 million (an amount equal to the $84.8 million fair value of MW’s membership interest reduced by Con-way’s $32.9 million payable to Vector) and also recognized a $41.0 million gain (an amount equal to the $51.9 million receivable reduced by Con-way’s $9.0 million net investment in Vector and $1.9 million of sale-related costs). On the settlement date of January 5, 2007, Con-way received a $51.9 million payment from GM.

Con-way’s sale of MW’s membership interest in Vector is more fully discussed in Note 3, “Investment in Unconsolidated Joint Venture,” of Item 8, “Financial Statements and Supplementary Data.”

Con-way Other

The Con-way Other reporting segment consists of certain corporate activities for which the related income (loss) has not been allocated to other reporting segments. The table below summarizes the operating results for Con-way Other:

	2006	2005	2004
	(Dollars in thousands)

Con-way re-insurance activities	$(705)	$1,203	$(1,237)
Con-way corporate properties	(1,382)	(1,695)	(2,726)
Insurance settlement	—	(2,200)	—
Radio frequency sales	1,260	—	—
Other	(279)	(1,067)	(496)

	$(1,106)	$(3,759)	$(4,459)

Discontinued Operations

Discontinued operations in the periods presented relate to the closure of Con-way Forwarding, the sale of MWF, the shut-down of EWA and its terminated Priority Mail contract with the U.S. Postal Service (“USPS”), and to the spin-off of Consolidated Freightways Corporation (“CFC”). The results of operations, net liabilities, and cash flows of discontinued operations have been segregated from continuing operations, except where otherwise noted. See Note 2, “Discontinued Operations,” of Item 8, “Financial Statements and Supplementary Data” for summary financial information and related discussion.

Liquidity and Capital Resources

In 2006, cash of $687.9 million used in investing activities, financing activities and discontinued operations was funded with $433.7 million provided by operating activities and $254.2 million of cash and cash equivalents, which declined to $260.0 million at December 31, 2006 from $514.3 million at December 31, 2005. Investing activities in 2006 used $274.2 million due primarily to capital expenditures of $299.2 million while financing activities used $378.5 million, primarily for the repurchase of $350.2 million of common stock. Con-way’s cash flows are summarized in the table below.

	2006	2005	2004
	(Dollars in thousands)

Operating Activities
Net income (loss)	$266,132	$221,762	$(117,855)
Discontinued operations	6,199	8,613	269,526
Non-cash adjustments(1)	109,693	138,211	136,651

Net income before non-cash items	382,024	368,586	288,322
Changes in assets and liabilities	51,676	(147,248)	95,720
Net Cash Provided by Operating Activities	433,700	221,338	384,042

Net Cash Provided by (Used in) Investing Activities	(274,160)	177,980	(225,020)

Net Cash Provided by (Used in) Financing Activities	(378,489)	(216,429)	175,479

Net Cash Provided by (Used in) Continuing Operations	(218,949)	182,889	334,501
Net Cash Used in Discontinued Operations	(35,287)	(15,195)	(25,459)

Increase (Decrease) in Cash and Cash Equivalents	$(254,236)	$167,694	$309,042

(1)	“Non-cash adjustments” refer to depreciation, amortization, deferred income taxes, provision for uncollectible accounts, equity in earnings and gain on sale of joint venture, and other non-cash income and expenses.

Continuing Operations

Operating Activities

Cash flow from operating activities in 2006 was $433.7 million, a $212.4 million increase from 2005, due to an increase in net income before non-cash items and cash provided by changes in assets and liabilities, primarily receivables. In 2006, receivables provided $86.4 million, primarily due to improvement in the average collection period for Logistics’ receivables. In 2005, receivables used $124.2 million on higher revenue and an increase in the average collection period for Logistics’ receivables, which was due in part to longer customer-negotiated payment terms and processing delays. The decline in accrued incentive compensation used $4.4 million in 2006, while the same prior-year period used $20.0 million. In 2006 and 2005, expense accruals for incentive compensation were $50.0 million and $68.3 million, respectively, while incentive compensation payments in those periods were $54.4 million and $88.3 million, respectively. The use of cash from the decline in employee benefit liabilities for the years presented reflects the net effect of defined benefit pension plan funding contributions of $75.0 million in 2006, $126.5 million in 2005, and $90.8 million in 2004, partially offset by expense accruals related to Con-way’s benefit plans. In all years presented, cash provided by deferred charges and credits reflects variations in Con-way’s affiliate payable to Vector. Proceeds related to the sale of Vector were not received until the settlement date of January 5, 2007, as more fully discussed in Note 3, “Investment in Unconsolidated Joint Venture,” of Item 8, “Financial Statements and Supplementary Data,” and accordingly, are not reflected in Con-way’s consolidated cash flows for 2006.

Cash flow from operating activities in 2005 was $221.3 million, a $162.7 million decrease from 2004, as an increase in net income before non-cash items was more than offset by the net use of cash due to changes in assets and liabilities, primarily receivables. In 2005, receivables used $124.2 million compared to $33.1 million used in

2004, based on revenue growth and an increase in the average collection period for Logistics in 2005. Accrued incentive compensation decreased $20.0 million in 2005, while 2004 reflects a $29.2 million increase. Cash provided by changes in deferred charges and credits declined to $27.5 million in 2005 from $67.1 million provided in 2004 due primarily to $54.5 million of cash payments received in 2004 in connection with the liquidation of corporate-owned life insurance policies.

Investing Activities

Investing activities in 2006 used $274.2 million compared to $178.0 million provided in 2005. Capital expenditures in 2006 increased $87.7 million from 2005 due primarily to increased tractor and trailer expenditures at Con-way Freight and Transportation. Capital expenditures in 2005 increased $58.7 million from 2004, also due to increases at Con-way Freight and Transportation.

Proceeds from the sale of businesses were $8.0 million in 2006 compared to $108.4 million in 2005. In 2006, Con-way sold the expedited-shipping portion of its former Con-way Expedite and Brokerage business for $8.0 million. In 2005 and 2004, Con-way received payments of $108.4 million and $150.0 million, respectively, in connection with the sale of MWF to UPS.

In all periods presented, investing activities also reflect fluctuations in short-term marketable securities. Marketable securities in 2006 provided $17.8 million, and in 2005, provided $284.0 million, primarily due to the first-quarter conversion of auction-rate securities into cash and cash equivalents. Investments in marketable securities in 2004 used $225.9 million.

Financing Activities

Financing activities used cash of $378.5 million in 2006 compared to $216.4 million used in 2005. Common stock repurchases of $350.2 million in 2006 and $149.1 million in 2005 were made under Con-way’s repurchase programs. The significant increase in stock repurchases in 2006 was attributable to the repurchase in May 2006 of 3.75 million shares in two significant privately negotiated transactions. Under a program more fully discussed in Note 8, “Shareholders’ Equity,” of Item 8, “Financial Statements and Supplementary Data,” Con-way is authorized to repurchase an additional $90.3 million of common stock through June 30, 2007. Financing activities in 2005 reflect the repayment at maturity on June 1 of the $100 million 7.35% Notes, while 2004 reflects the $292.6 million net issuance of 6.7% Senior Debentures and the $128.9 million redemption of 5% Convertible Debentures. Financing activities in all periods presented also reflect dividend payments and scheduled principal payments for notes related to Con-way’s defined contribution retirement plan. Cash provided by the exercise of stock options decreased to $12.2 million in 2006 from $76.1 million in 2005 and from $56.1 million in 2004. The lower level of stock-option exercises in 2006 primarily reflects a decline in the number of exercisable options following the high volume of stock-option exercises in 2005 and 2004.

Con-way has a $400 million revolving credit facility that matures on September 30, 2011. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to $400 million. At December 31, 2006, no borrowings were outstanding under Con-way’s revolving credit facility and, at December 31, 2006, $210.3 million of letters of credit were outstanding, leaving $189.7 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.

Con-way had other uncommitted unsecured credit facilities totaling $35.0 million at December 31, 2006, which are available to support letters of credit, bank guarantees, and overdraft facilities; at that date, a total of $17.2 million of letters of credit was outstanding under these facilities. See “— Forward-Looking Statements” below, and Note 5, “Debt and Other Financing Arrangements,” of Item 8, “Financial Statements and Supplementary Data,” for additional information concerning Con-way’s $400 million credit facility and its other debt instruments.

Contractual Cash Obligations

The table below summarizes contractual cash obligations for Con-way as of December 31, 2006. Some of the amounts in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, and other factors. Because of these estimates and assumptions, the actual future payments may vary from those reflected in the table. Certain liabilities, including those related to self-insurance accruals, are reported in Con-way’s consolidated balance sheets but not reflected in the table below due to the absence of stated maturities.

	Payments Due by Period
					2012 &
	Total	2007	2008-2009	2010-2011	Thereafter
	(Dollars in thousands)

Long-term debt and guarantees	$1,187,393	$61,144	$124,924	$249,075	$752,250
Operating leases	150,505	50,430	65,333	25,290	9,452
Employee benefit plan payments	153,391	12,900	27,606	30,305	82,580

Total	$1,491,289	$124,474	$217,863	$304,670	$844,282

As presented above, contractual obligations on long-term fixed-rate debt and guarantees represent principal and interest payments. The amounts representing principal and the portion of interest payable in 2007 are reported in the consolidated balance sheets.

Contractual obligations for operating leases represent the payments under the lease arrangements. In accordance with GAAP, future operating lease payments are not included in Con-way’s consolidated balance sheets. Con-way’s operating leases were determined to provide economic benefits preferable to ownership based primarily on after-tax cash flows, financial and operating flexibility, and the effect on Con-way’s capitalization.

The employee benefit plan payments in the table represent estimated payments under Con-way’s non-qualified defined benefit pension plans and postretirement medical plan through December 31, 2016. Expected benefit payments for Con-way’s qualified defined benefit pension plans are not included in the table, as these plans are funded. Con-way expects to contribute approximately $13 million to its qualified defined benefit pension plans in 2007, which is subject to variation based on changes in interest rates and asset returns. Based on the funded status of Con-way’s qualified pension plans, expected future contributions do not represent contractual obligations, but are governed by Con-way’s funding practices. The amount of estimated defined benefit pension plan contributions reflects plan amendments that were effective on January 1, 2007. However, Con-way believes that a decline in funding requirements for the defined benefit pension plans will, in whole or in part, be offset by higher contributions to Con-way’s defined contribution pension plan, as more fully discussed below under “— Critical Accounting Policies and Estimates.”

In 2007, Con-way anticipates capital expenditures of approximately $185 million (including software expenditures), primarily for the acquisition of additional tractor and trailer equipment. Con-way’s actual 2007 capital expenditures may differ from the estimated amount, depending on factors such as availability and timing of delivery of equipment, the availability of land in desired locations for new facilities, and the timing of obtaining permits, environmental studies and other approvals necessary for the development of new and existing facilities. The planned expenditures do not represent contractual obligations at December 31, 2006.

As described above under “Financing Activities,” letters of credit of $210.3 million were outstanding at December 31, 2006. These letters of credit are generally required under self-insurance programs and do not represent additional liabilities as the underlying self-insurance accruals are already included in Con-way’s consolidated balance sheets.

For further discussion, see Note 5, “Debt and Other Financing Arrangements,” and Note 6, “Leases,” of Item 8, “Financial Statements and Supplementary Data.”

Other

Con-way’s ratio of total debt to capital increased to 43.8% at December 31, 2006 from 39.9% at December 31, 2005, due primarily to share repurchases in 2006, and to a lesser extent, the decrease in common shareholders’ equity on adoption of SFAS 158. The share repurchases and the adoption of SFAS 158 were partially offset by the increase in retained earnings from net income earned in 2006 and the $15.0 million debt repayment in January.

At December 31, 2006, Con-way’s senior unsecured debt was rated as investment grade by both Moody’s (Baa3) and Standard and Poor’s (BBB). In addition, Fitch Ratings initiated coverage of Con-way on January 25, 2006 with a rating of “BBB.”

Con-way believes that its working capital requirements and capital expenditure plans in the foreseeable future will be adequately met with various sources of liquidity and capital, including Con-way’s cash and cash equivalents, marketable securities, cash flow from operations, credit facilities and access to capital markets.

Discontinued Operations

Discontinued operations in the periods presented relate to the closure of Con-way Forwarding, the sale of MWF, the shut-down of EWA and its terminated Priority Mail contract with the USPS and to the spin off of CFC. For periods prior to its closure in June 2006, cash flow from discontinued operations relate primarily to Con-way Forwarding. Except as described below, the cash flows from discontinued operations have been segregated from continuing operations and reported separately as discontinued operations.

In 2006, Con-way settled lawsuits filed by former EWA pilots and crew members, which resulted in payments of $9.2 million in June 2006 and $10.9 million in August 2006, as more fully discussed in Note 2, “Discontinued Operations,” of Item 8, Financial Statements and Supplementary Data.”

Also in 2006, Con-way paid $10.0 million to settle a dispute pertaining to the Priority Mail contract, as more fully discussed in Note 11, “Commitments and Contingencies,” of Item 8, Financial Statements and Supplementary Data.”

As more fully discussed above under “Continuing Operations — Investing Activities,” sales-related amounts received from UPS in 2005 and 2004 are reported as proceeds in investing activities. See Note 2, “Discontinued Operations — MWF,” of Item 8, “Financial Statements and Supplementary Data,” for a complete description of the disposition of MWF, including a discussion of losses from impairment and disposal of MWF and of cash payments received from UPS in connection with sale of MWF.

Estimates and Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to adopt accounting policies and make significant judgments and estimates. In many cases, there are alternative policies or estimation techniques that could be used. Con-way maintains a process to evaluate the appropriateness of its accounting policies and estimation techniques, including discussion with and review by the Audit Committee of its Board of Directors and its independent auditors. Accounting policies and estimates may require adjustment based on changing facts and circumstances and actual results could differ from estimates. As more fully discussed in Note 1, “Principal Accounting Policies,” of Item 8, “Financial Statements and Supplementary Data,” effective in the fourth quarter of 2006, Con-way retrospectively applied a change in its accounting policy for tires from a capitalize-and-amortize method to an expense-as-incurred method. The policies and estimates discussed below include those that are most critical to the financial statements.

Employee Retirement Benefit Plans

In the periods presented, employees of Con-way and its subsidiaries in the U.S. were covered under several retirement benefit plans, including several qualified and non-qualified defined benefit pension plans and a defined contribution retirement plan. In October 2006, Con-way’s Board of Directors approved changes to Con-way’s retirement benefits plans that are intended to preserve the retirement benefits earned by existing employees under

Con-way’s primary qualified defined benefit pension plan (the “Primary DB Plan”) and its primary non-qualified supplemental defined benefit pension plan (the “Supplemental DB Plan”), while expanding benefits earned under its primary defined contribution plan (the “Primary DC Plan”) and a new supplemental defined contribution plan (the “Supplemental DC Plan”). The major provisions of the plan amendments are effective on January 1, 2007 and are more fully discussed in Note 9, “Employee Benefit Plans,” of Item 8, “Financial Statements and Supplementary Data.” These provisions will result in increased expense related to the Primary DC Plan and in the elimination of future service cost associated with the Primary DB Plan and the Supplemental DB Plan. The effect of plan changes on Con-way’s financial condition, results of operations and cash flows is more fully discussed below under “Amendments to Employee Retirement Benefit Plans.”

Defined Benefit Pension Plans

The amount recognized as pension expense and the accrued pension liability for Con-way’s defined benefit pension plans depend upon a number of assumptions and factors, the most significant being the discount rate used to measure the present value of pension obligations and the expected rate of return on plan assets for the funded qualified plans. Con-way assesses its plan assumptions for the discount rate, expected rate of return on plan assets, and other significant assumptions on a continuous basis, but concludes on those assumptions at the actuarial plan measurement date of November 30 of each year. Con-way’s most significant assumptions used in determining pension expense for the periods presented and for 2007 are summarized below.

	2007	2006	2005	2004
	(Dollars in thousands)

Weighted-average assumptions:
Discount rate	5.85%	6.00%	6.25%	6.25%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%	9.00%

Discount Rate.  In determining the appropriate discount rate, Con-way utilizes a bond model that incorporates expected cash flows of plan obligations. The bond model uses a selected portfolio of Moody’s Aa-or-better rated bonds with cash flows and maturities that approximate the projected benefit payments of Con-way’s pension plans. Con-way’s discount rate is equal to the yield on the portfolio of bonds, which will typically exceed the Moody’s Aa corporate bond index due to the long duration of expected benefit payments from Con-way’s plans. If all other factors were held constant, a 0.25% decrease (increase) in the discount rate would result in an estimated $50 million increase (decrease) in the cumulative unrecognized actuarial loss, and the related loss or credit would be amortized to future-period earnings as described below.

Return on Plan Assets.  For its qualified funded defined benefit pension plans, Con-way adjusts its expected rate of return on plan assets based on current market expectations and historical returns. The rate of return is based on an expected 20-year return on the current asset allocation and the effect of actively managing the plan, net of fees and expenses. Using year-end plan asset values, a 0.25% decrease (increase) in the expected rate of return on plan assets would result in an estimated $3 million increase (decrease) in 2007 annual pension expense.

Differences between the expected and actual rate of return on plan assets and/or changes in the discount rate may result in cumulative unrecognized actuarial gains or losses. For Con-way’s defined benefit pension plans, unrecognized actuarial losses primarily reflect the declining discount rate and lower market returns in recent years. Although these amounts may be recovered in future periods through actuarial gains, any portion of the unrecognized actuarial loss outside of a corridor amount must be amortized and recognized as expense over the average service period for employees.

Plan amendments effective January 1, 2007 will result in the elimination of future service cost for the Primary DB Plan and the Supplemental DB Plan, and no material service cost is recognized under Con-way’s other defined benefit pension plans. Accordingly, the future effect of the defined benefit pension plans on Con-way’s operating results will consist primarily of the net effect of the interest cost on plan obligations for the qualified and non-qualified defined benefit pension plans and the expected return on plan assets for the funded qualified defined benefit pension plans. In 2007, Con-way estimates that the defined benefit pension plans will result in income of $12 million based primarily on an increase in plan assets, which was mostly due to plan contributions and an increase in the actual rate of return on plan assets, and a discount-rate decline that increased the plan obligation. As more fully discussed below, in 2007, Con-way estimates that lower benefits expense (or income) related to the Primary DB Plan and the Supplemental DB Plan will be offset, in whole or in part, with higher company contributions to the Primary DC Plan.

Con-way’s annual defined benefit pension expense in 2006 exceeded the annual expense in 2005 by approximately $12.0 million, reflecting an increase of $11.3 million related to the funded qualified defined benefit pension plans. Higher pension expense in 2006 was due primarily to increases in service cost, interest cost, and amortization of the unrecognized actuarial loss, partially offset by higher expected return on plan assets for qualified funded plans. The higher pension expense in 2006 was also attributable to a $1.6 million curtailment loss recognized in connection with the plan amendments discussed below. The increase in service cost in 2006 was due in part to the effect in 2006 of revised mortality assumptions while the increases in interest cost were due to a discount-rate decline that increased the plan obligation. Effective with the year-end 2005 valuation, Con-way revised its mortality assumption for plan participants from one based on 1983 U.S. census data to one based on 2000 U.S. census data, which results in a longer-life assumption for plan participants. Plan asset returns for qualified funded plans in 2006, which exceeded the plan assumption for the return on plan assets, increased from 2005 based on plan contributions that increased plan assets. Amortization of the unrecognized actuarial loss for the defined benefit pension plans in 2006 increased $5.8 million from 2005, based primarily on the higher unrecognized actuarial loss at December 31, 2005.

Effective on December 31, 2006, Con-way adopted the recognition and related disclosure provisions of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SFAS 87, 88, 106, and 132R,” as more fully discussed in Note 9, “Employee Benefit Plans,” of Item 8, “Financial Statements and Supplementary Data.” Under the recognition provisions of SFAS 158, Con-way is required to recognize the overfunded or underfunded status of its defined benefit plans as an asset or liability, respectively, in its balance sheet at December 31, 2006. For Con-way’s defined benefit pension plans, the funded status is measured as the difference between the projected benefit obligation and the fair value of plan assets. Under the transition provisions of SFAS 158, actuarial gains or losses and prior-service costs or credits that have not yet been included in net periodic benefit expense as of the adoption date are recognized in shareholders’ equity as components of the ending balance of accumulated other comprehensive income (loss), net of tax. Accordingly, SFAS 158 gives recognition to the effect of changes in the funded status on the plan liability and on shareholders’ equity, but when compared to prior accounting standards, SFAS 158 does not result in changes to recognized periodic benefits expense, except in certain conditions.

Since retrospective adoption of SFAS 158 is prohibited, different recognition provisions have been applied in determining the plan-related amounts reported in Con-way’s consolidated balance sheets at December 31, 2006 and 2005. Prior to adoption of SFAS 158, accounting standards allowed an employer to recognize in its balance sheets an asset or liability that was almost always different from the plan’s overfunded or underfunded status, primarily by delaying the effect of changes in plan design and actuarial assumptions. Under the previous standards, an employer was only required to recognize an additional minimum pension liability adjustment to recognize the shortfall between the fair value of its pension plan assets and the accumulated benefit obligation (rather than the projected benefit obligation, as required by SFAS 158). Accordingly, for an underfunded plan, the plan-related liability reported under SFAS 158 exceeds the amount reported under prior accounting standards. In connection with the adoption of SFAS 158 effective on December 31, 2006, Con-way increased reported amounts for employee benefits liabilities by $155.3 million and reduced shareholders equity by $95.5 million (net of $61.1 million of deferred tax benefits).

Con-way periodically reviews the funded status of its qualified defined benefit pension plans and makes contributions from time to time as necessary to comply with the funding requirements of the Employee Retirement Income Security Act (“ERISA”). In determining the amount and timing of its pension contributions, Con-way considers both the ERISA- and GAAP-based measurements of funded status as well as the tax deductibility of contributions. Con-way made contributions of $75 million and $126.5 million to its defined benefit pension plans in 2006 and 2005, respectively, and in 2007, expects to contribute approximately $13 million. Con-way’s estimates of its defined benefit plan contributions are subject to variation based on changes in interest rates and asset returns.

Amendments to Employee Retirement Benefit Plans

The recent amendments to Con-way’s retirement benefit plans are generally expected to decrease the financial statement effect associated with the defined benefit pension plans and to increase the financial statement effect associated with the defined contribution plans.

Although employee participants in the Primary DB Plan and the Supplemental DB Plan as of December 31, 2006 will retain all benefits and credited service time earned, years of credited service will be capped at December 31, 2006. Future benefit plan payments will consider participants’ pay increases through 2016, after which the benefit will be capped. In 2007, Con-way estimates that lower benefits expense (or income) related to the Primary DB Plan and the Supplemental DB Plan will be offset, in whole or in part, with higher company contributions to the Primary DC Plan.

The changes to the Primary DB Plan and the Supplemental DB Plan decreased the plans’ projected benefit obligation at December 31, 2006 by $42.0 million and that decline will be amortized over approximately 12 years (the average estimated remaining years of service). Thereafter, the related asset or liability reported in the consolidated balance sheets, will be based on changes in actuarial assumptions, primarily the discount rate and rate of return on plan assets, as described above, and Con-way’s funding contributions to the plans. In addition to the actuarial gain to be recognized in future periods, Con-way in 2006 recognized a curtailment loss of $1.6 million for immediate recognition of net unrecognized prior-service costs.

Con-way’s funding practice for its defined benefit pension plans is unchanged and Con-way will continue to evaluate its tax and cash position and the funded status of the defined benefit pension plans to maximize the tax deductibility of its contributions for the year. Although Con-way expects to make additional future contributions to the defined benefit pension plans, it expects that the plan changes will reduce the funding payments for the Primary DB Plan that otherwise would have been required without plan amendments. However, Con-way believes that the decline in funding requirements for the Primary DB Plan will, in whole or in part, be offset by higher contributions to the Primary DC Plan.

Self-Insurance Accruals

Con-way uses a combination of purchased insurance and self-insurance programs to provide for the costs of medical, casualty, liability, vehicular, cargo and workers’ compensation claims. The long-term portion of self-insurance accruals relates primarily to workers’ compensation and vehicular claims that are expected to be payable over several years. Con-way periodically evaluates the level of insurance coverage and adjusts insurance levels based on risk tolerance and premium expense.

The measurement and classification of self-insured costs requires the consideration of historical cost experience, demographic and severity factors, and judgments about the current and expected levels of cost per claim and retention levels. These methods provide estimates of undiscounted liability associated with claims incurred as of the balance sheet date, including claims not reported. Con-way believes its actuarial methods are appropriate for measuring these highly judgmental self-insurance accruals. However, the use of any estimation method is sensitive to the assumptions and factors described above, based on the magnitude of claims and the length of time from incurrence of the claims to ultimate settlement. Accordingly, changes in these assumptions and factors can materially affect actual costs paid to settle the claims and those amounts may be different than estimates.

Income Taxes

In establishing its deferred income tax assets and liabilities, Con-way makes judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to its operations. Con-way records deferred tax assets and liabilities and periodically evaluates the need for a valuation allowance to reduce deferred tax assets to realizable amounts. The likelihood of a material change in Con-way’s expected realization of these assets is dependent on future taxable income, future capital gains, its ability to use tax loss and credit carryforwards and carrybacks, final U.S. and foreign tax settlements, and the effectiveness of its tax-planning strategies in the various relevant jurisdictions. Con-way is also subject to examination of its income tax returns for multiple years by the IRS and other tax authorities. Con-way periodically assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision and related accruals for income taxes.

Disposition and Restructuring Estimates

As more fully discussed in Note 2, “Discontinued Operations,” of Item 8, “Financial Statements and Supplementary Data,” Con-way’s management made significant estimates and assumptions in connection with the disposition of MWF, EWA, and Con-way Forwarding , including those related to asset impairment and disposition costs. Actual results could differ from estimates, which could affect related amounts reported in the financial statements.

Revenue Recognition

Con-way Freight and Transportation generally recognizes revenue upon delivery of shipments and the related costs of delivery are recognized as incurred. For shipments that are in transit at the end of the accounting period, Con-way Freight and Transportation recognizes the portion of revenue earned at the balance-sheet date and recognizes the related delivery costs as incurred. Revenue-related estimates for Con-way Freight and Transportation primarily include those related to revenue adjustments, uncollectible accounts receivable, and in-transit shipments.

Estimated Revenue Adjustments.  As with other companies in the transportation industry, the pricing assessed by Con-way Freight and Transportation to its customers may be subsequently adjusted due to several factors, including weight verifications, or pricing discounts. Although the majority of pricing adjustments occur in the same month as the original pricing, a portion occurs during subsequent periods. Revenue adjustments are estimated based on revenue levels and historical experience. The estimated liability for revenue adjustments are reported as accrued liabilities in the consolidated balance sheets.

Uncollectible Accounts Receivable.  Con-way Freight and Transportation reports accounts receivable at net realizable value and provides an allowance for uncollectible accounts when collection is considered doubtful. Estimates for uncollectible accounts are based on various judgments and assumptions, including revenue levels, historical loss experience, and the aging of outstanding accounts receivable.

In-transit Revenue.  At the end of the accounting period, Con-way Freight and Transportation estimates the amount of revenue earned on shipments in transit based on actual shipments picked up from customers, the scheduled day of delivery, and the expected completion time for delivery.

Menlo Worldwide Logistics recognizes revenue in accordance with contractual terms as services are provided. Revenue-related judgments and estimates for Logistics primarily include those related to the determination of gross- or net-basis revenue recognition and to uncollectible accounts receivable.

Gross- or Net-basis Revenue Recognition.  Revenue is recorded on a gross basis, without deducting third-party purchased transportation costs, on transactions for which Logistics acts as a principal. Revenue is recorded on a net basis, after deducting purchased transportation costs, on transactions for which Logistics acts as an agent. Determining whether revenue should be reported as gross or net is based on an assessment of whether Logistics is acting as the principal or the agent in the transaction and involves judgment based on the terms of the arrangement.

Uncollectible Accounts Receivable.  Logistics, based on the size and nature of its client base, performs a periodic evaluation of its customers’ creditworthiness and accounts receivable portfolio and recognizes expense from uncollectible accounts when losses are both probable and reasonably estimable.

Con-way believes that its use of revenue-related estimates and judgments provide a reasonable approximation of the actual revenue earned.

Property, Plant and Equipment and Other Long-Lived Assets

In accounting for property, plant, and equipment, Con-way makes estimates about the expected useful lives and the expected residual values of the assets, and the potential for impairment based on the fair values of the assets and the cash flows generated by these assets.

The depreciation of property, plant, and equipment over their estimated useful lives and the determination of any salvage value requires management to make judgments about future events. Con-way periodically evaluates whether changes to estimated useful lives or salvage values are necessary to ensure these estimates accurately reflect the economic use of the assets. Con-way’s periodic evaluation may result in changes in the estimated lives and/or salvage values used to depreciate its assets, which can affect the amount of periodic depreciation expense recognized and, ultimately, the gain or loss on the disposal of the asset. As a result of Con-way’s periodic evaluation, the useful lives of certain classes of revenue equipment were changed in 2006, as more fully discussed in Note 1, “Principal Accounting Policies — Property, Plant and Equipment,” of Item 8, “Financial Statements and Supplementary Data.”

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

Forward-Looking Statements

Certain statements included herein constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties, and should not be relied upon as predictions of future events. All statements other than statements of historical fact are forward-looking statements, including:

•	any projections of earnings, revenues, weight, yield, volumes, income or other financial or operating items;

•	any statements of the plans, strategies, expectations or objectives of Con-way’s management for future operations or other future items;

•	any statements concerning proposed new products or services;

•	any statements regarding Con-way’s estimated future contributions to pension plans;

•	any statements as to the adequacy of reserves;

•	any statements regarding the outcome of any claims that may be brought against Con-way by CFC’s multi-employer pension plans or any statements regarding future economic conditions or performance;

•	any statements regarding the outcome of legal and other claims and proceedings against Con-way, any statements of estimates or belief and any statements or assumptions underlying the foregoing.

Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of those terms or other variations of those terms or comparable terminology or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data and methods that may be incorrect or imprecise and there can be no assurance that they will be realized. In that regard, the following factors, among others and in addition to the matters discussed elsewhere in this document and other reports and documents filed by Con-way with the Securities and Exchange Commission, could cause actual results and other matters to differ materially from those discussed in such forward-looking statements:

•	changes in general business and economic conditions, including the global economy;

•	the creditworthiness of Con-way’s customers and their ability to pay for services rendered;

•	increasing competition and pricing pressure;

•	availability of fuel and changes in fuel prices or fuel surcharges;

•	the effects of the cessation of EWA’s air carrier operations;

•	the possibility that Con-way may, from time to time, be required to record impairment charges for long-lived assets;

•	the possibility of defaults under Con-way’s $400 million credit agreement and other debt instruments, and the possibility that Con-way may be required to repay certain indebtedness in the event that the ratings assigned to its long-term senior debt by credit rating agencies are reduced;

•	labor matters, including the grievances by furloughed EWA pilots and crew members, labor organizing activities, work stoppages or strikes;

•	enforcement of and changes in governmental regulations, including the effects of new regulations issued by the Department of Homeland Security;

•	environmental and tax matters;

•	matters relating to Con-way’s 1996 spin-off of CFC, including the possibility that CFC’s multi-employer pension plans may assert claims against Con-way, that Con-way may not prevail in those proceedings and that Con-way may not have the financial resources necessary to satisfy amounts payable to those plans;

•	matters relating to the sale of MWF, including Con-way’s obligation to indemnify UPS for certain losses in connection with the sale; and

•	matters relating to Con-way’s defined benefit and contribution pension plans.

As a result of the foregoing, no assurance can be given as to future financial condition, results of operations, or cash flows. See Note 11, “Commitments and Contingencies,” of Item 8, “Financial Statements and Supplementary Data.”

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

As more fully discussed in Note 5, “Debt and Other Financing Arrangements,” of Item 8, “Financial Statements and Supplementary Data,” Con-way in December 2002 terminated four interest rate swap derivatives designated as fair value hedges of fixed-rate long-term debt. Except for the effect of these terminated interest rate swaps, derivative financial instruments did not have a material effect on Con-way’s financial condition, results of operations, or cash flows.

Interest Rates

Con-way is subject to the effect of interest rate fluctuations on the fair value of its long-term debt. Based on the fixed interest rates and maturities of its long-term debt, fluctuations in market interest rates would not significantly affect Con-way’s operating results or cash flows, but may have a material effect on the fair value of long-term debt. The table below summarizes the carrying value of Con-way’s fixed-rate long-term debt, the estimated fair value, and the effect of a 10% hypothetical change in interest rates on the estimated fair value. The estimated fair value is calculated as the net present value of principal and interest payments discounted at interest rates offered for debt with similar terms and maturities.

	December 31
	2006	2005
	(Dollars in thousands)

Carrying value	$576,358	$596,502
Estimated fair value	600,000	630,000
Change in estimated fair value given a hypothetical 10% change in interest rates	30,000	30,000

At December 31, 2006 and 2005, Con-way held cash-equivalent investments of $249.6 million and $496.8 million, respectively, and marketable securities of $184.5 million and $202.4 million, on which the company earned $24.8 million and $22.7 million of investment income, respectively. The potential change in annual investment income resulting from a hypothetical 10% change to variable interest rates at December 31, 2006 and 2005 would be approximately $3 million and $2 million, respectively.

Fuel

Con-way is exposed to the effects of changes in the availability and price of diesel fuel. Generally, fuel can be obtained from various sources and in the desired quantities. However, an inability to obtain fuel could have a material adverse effect on Con-way. Con-way Freight and Transportation is subject to the risk of price fluctuations. Like other LTL carriers, Con-way Freight assesses many of its customers with a fuel surcharge. The fuel surcharge is a part of Con-way Freight’s overall rate structure for customers and is intended to compensate Con-way Freight for the adverse effects of higher fuel costs. As fuel prices have risen, the fuel surcharge has increased Con-way Freight’s yields and revenue, and Con-way Freight has more than recovered higher fuel costs and fuel-related increases in purchased transportation. At times, in the interest of its customers, Con-way Freight has temporarily capped the fuel surcharge at a fixed percentage. Following a sharp increase in fuel costs in the aftermath of hurricanes in the U.S., Con-way Freight imposed a temporary cap on its fuel surcharge in 2005 that was in effect from August 29 through October 24. Con-way cannot predict the future movement of fuel prices, Con-way Freight’s ability to recover higher fuel costs through fuel surcharges, or the effect that changes in fuel surcharges may have on Con-way Freight’s overall rate structure. Con-way Freight’s operating income may be adversely affected by a decline in fuel prices as lower fuel surcharges would reduce its yield and revenue. Whether fuel prices increase, decrease, or remain constant, Con-way’s operating income may be adversely affected if competitive pressures limited Con-way Freight’s ability to assess its fuel surcharges.

Foreign Currency

The assets and liabilities of Con-way’s foreign subsidiaries are denominated in foreign currencies, which create exposure to changes in foreign currency exchange rates. However, the market risk related to foreign currency exchange rates is not material to Con-way’s financial condition, results of operations, or cash flows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Con-way Inc.:

We have audited the accompanying consolidated balance sheets of Con-way Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Con-way Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan, which was adopted as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Con-way Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Portland, Oregon
February 27, 2007

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Con-way Inc.

Consolidated Balance Sheets

	December 31,
	2006	2005
	(Dollars in thousands)

ASSETS
Current Assets
Cash and cash equivalents	$260,039	$514,275
Marketable securities	184,525	202,350
Trade accounts receivable, net	439,727	541,507
Other accounts receivable	107,520	42,529
Operating supplies, at lower of average cost or market	19,223	19,621
Prepaid expenses	34,445	28,756
Deferred income taxes	43,107	49,434
Assets of discontinued operations	1,898	21,000

Total Current Assets	1,090,484	1,419,472

Property, Plant, and Equipment
Land	159,506	150,413
Buildings and leasehold improvements	688,644	649,786
Revenue equipment	970,290	789,072
Other equipment	239,244	217,269

	2,057,684	1,806,540
Accumulated depreciation and amortization	(939,709)	(851,921)

Net Property,Plant,and Equipment	1,117,975	954,619

Other Assets
Deferred charges and other assets	26,621	42,578
Capitalized software, net	34,831	42,949
Deferred income taxes	31,978	—

	93,430	85,527

Total Assets	$2,301,889	$2,459,618

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.

Consolidated Balance Sheets

	December 31,
	2006	2005
	(Dollars in thousands except per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$240,870	$274,742
Accrued liabilities	202,923	209,824
Self-insurance accruals	92,372	91,342
Current maturities of long-term debt	18,635	15,033
Liabilities of discontinued operations	5,002	40,555

Total Current Liabilities	559,802	631,496
Long-Term Liabilities
Long-term debt and guarantees	557,723	581,469
Self-insurance accruals	114,431	102,416
Employee benefits	314,559	212,824
Other liabilities and deferred credits	14,595	19,142
Deferred income taxes	—	14,135

Total Liabilities	1,561,110	1,561,482

Commitments and Contingencies (Notes 2, 5, 6 and 11)
Shareholders’ Equity
Preferred stock, no par value; authorized 5,000,000 shares:
Series B, 8.5%cumulative, convertible, $.01 stated value; designated 1,100,000 shares; issued 603,816 and 641,359 shares, respectively	6	6
Additional paid-in capital, preferred stock	91,834	97,544
Deferred compensation, defined contribution plan	(31,491)	(40,628)

Total Preferred Shareholders’ Equity	60,349	56,922

Common stock, $.625 par value; authorized 100,000,000 shares; issued 61,616,649 and 61,204,263 shares, respectively	38,434	38,253
Additional paid-in capital, common stock	549,267	528,743
Retained earnings	847,068	607,783
Deferred compensation, restricted stock	—	(3,078)
Cost of repurchased common stock (15,168,447 and 8,928,008 shares, respectively)	(638,929)	(293,380)

Total Common Shareholders’ Equity	795,840	878,321

Accumulated Other Comprehensive Loss	(115,410)	(37,107)

Total Shareholders’ Equity	740,779	898,136

Total Liabilities and Shareholders’ Equity	$2,301,889	$2,459,618

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.

Statements of Consolidated Operations

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands except per share data)

Revenues	$4,221,478	$4,115,575	$3,658,564

Costs and Expenses
Operating expenses	3,381,044	3,302,414	2,965,294
Selling, general and administrative expenses	356,372	328,288	305,915
Depreciation	129,506	113,927	103,023
Gain from the sale of equity investment in Vector	(41,041)	—	—
Gain from the sale of Con-way Expedite	(6,231)	—	—

	3,819,650	3,744,629	3,374,232

Operating Income	401,828	370,946	284,332

Other Income (Expense)
Investment income	24,781	22,730	7,485
Interest expense	(34,206)	(37,501)	(39,695)
Miscellaneous, net	(94)	(3,819)	(3,347)

	(9,519)	(18,590)	(35,557)

Income from Continuing Operations Before Income Tax Provision	392,309	352,356	248,775
Income Tax Provision	119,978	121,981	97,104

Income from Continuing Operations	272,331	230,375	151,671

Discontinued Operations, net of tax Income (Loss) from Discontinued Operations	(1,929)	(2,394)	9,223
Loss from Disposal	(4,270)	(6,219)	(278,749)

	(6,199)	(8,613)	(269,526)

Net Income (Loss)	266,132	221,762	(117,855)
Preferred Stock Dividends	7,154	7,728	8,239

Net Income (Loss) Applicable to Common Shareholders	$258,978	$214,034	$(126,094)

Net Income From Continuing Operations (after preferred dividends)	$265,177	$222,647	$143,432

Weighted-Average Common Shares Outstanding
Basic	48,962,382	52,192,539	50,455,006
Diluted	52,280,341	56,213,049	56,452,629
Earnings (Loss) Per Common Share
Basic
Net Income from Continuing Operations	$5.42	$4.27	$2.84
Income (Loss) from Discontinued Operations, net of tax	(0.04)	(0.05)	0.18
Loss from Disposal, net of tax	(0.09)	(0.12)	(5.52)

Net Income (Loss) Applicable to Common Shareholders	$5.29	$4.10	$(2.50)

Diluted
Net Income from Continuing Operations	$5.09	$3.98	$2.59
Income (Loss) from Discontinued Operations, net of tax	(0.03)	(0.04)	0.16
Loss from Disposal, net of tax	(0.08)	(0.11)	(4.93)

Net Income (Loss) Applicable to Common Shareholders	$4.98	$3.83	$(2.18)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.

Statements of Consolidated Cash Flows

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Cash and Cash Equivalents, Beginning of Year	$514,275	$346,581	$37,539

Operating Activities
Net income (loss)	266,132	221,762	(117,855)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations, net of tax	6,199	8,613	269,526
Depreciation and amortization, net of accretion	139,200	124,267	115,481
Increase in deferred income taxes	11,130	15,444	20,947
Amortization of deferred compensation	9,137	8,489	13,244
Share-based compensation	7,427	2,031	—
Provision for uncollectible accounts	2,902	4,688	4,856
Earnings from equity-method investment	(11,558)	(16,061)	(18,253)
Loss (Gain) on sales of property and equipment, net	(1,273)	(647)	376
Gain on sale of business and equity-method investment	(47,272)	—	—
Changes in assets and liabilities:
Receivables	86,397	(124,245)	(33,101)
Prepaid expenses	(5,689)	(3,430)	904
Accounts payable	(33,589)	27,204	41,914
Accrued incentive compensation	(4,448)	(19,965)	29,156
Accrued liabilities, excluding accrued incentive compensation	(3,564)	3,098	556
Self-insurance accruals	13,045	3,849	(2,940)
Income taxes	14,815	20,166	22,009
Employee benefits	(23,143)	(78,597)	(24,658)
Deferred charges and credits	12,232	27,517	67,090
Other	(4,380)	(2,845)	(5,210)

Net Cash Provided by Operating Activities	433,700	221,338	384,042

Investing Activities
Capital expenditures	(299,211)	(211,465)	(152,793)
Software expenditures	(8,892)	(8,387)	(10,374)
Proceeds from sales of property and equipment, net	8,118	5,516	14,007
Proceeds from sale of businesses, including discontinued operations	8,000	108,366	150,000
Net decrease (increase) in marketable securities	17,825	283,950	(225,860)

Net Cash Provided by (Used in) Investing Activities	(274,160)	177,980	(225,020)

Financing Activities
Net proceeds from issuance of long-term debt	—	—	292,587
Repayment of long-term debt and guarantees	(15,033)	(112,730)	(142,925)
Proceeds from exercise of stock options	12,235	76,054	56,081
Excess tax benefit from stock option exercises	2,674	—	—
Payments of common dividends	(19,693)	(21,036)	(20,323)
Payments of preferred dividends	(8,457)	(9,664)	(9,941)
Repurchases of common stock	(350,215)	(149,053)	—

Net Cash Provided by (Used in) Financing Activities	(378,489)	(216,429)	175,479

Net Cash Provided by (Used in) Continuing Operations	(218,949)	182,889	334,501

Discontinued Operations
Net Cash Used in Operating Activities	(35,109)	(15,084)	(19,954)
Net Cash Used in Investing Activities	(178)	(111)	(5,343)
Net Cash Used in Financing Activities	—	—	(162)

Net Cash Used in Discontinued Operations	(35,287)	(15,195)	(25,459)

Increase (Decrease) in Cash and Cash Equivalents	(254,236)	167,694	309,042

Cash and Cash Equivalents, End of Year	$260,039	$514,275	$346,581

Supplemental Disclosure
Cash paid for income taxes, net	$89,191	$80,893	$59,797

Cash paid for interest of continuing operations, net of amounts capitalized	$41,374	$47,684	$42,535

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.
Statements of Consolidated Shareholders’ Equity

									Accumulated
	Preferred Stock Series B		Common Stock		Additional			Repurchased	Other
	Number of		Number of		Paid-in	Deferred	Retained	Common	Comprehensive	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Stock	Income (Loss)	Income (Loss)
	(Dollars in thousands except per share data)

Balance, December 31, 2003	763,674	8	56,436,981	35,273	472,847	(63,875)	561,202	(159,273)	(36,923)
Net loss	—	—	—	—	—	—	(117,855)	—	—	$(117,855)
Other comprehensive income (loss):
Unrealized gain on marketable securities, net of deferred tax of $1,307	—	—	—	—	—	—	—	—	(2,044)	(2,044)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	18,283	18,283
Minimum pension liability adjustment, net of deferred tax of $3,163	—	—	—	—	—	—	—	—	4,948	4,948

Comprehensive loss										$(96,668)

Exercise of stock options, including tax benefits of $12,647	—	—	2,080,380	1,300	67,429	—	—	—	—
Share-based compensation	—	—	26,893	17	4,262	444	—	(198)	—
Primary DC Plan deferred compensation	—	—	—	—	—	8,570	—	—	—
Repurchased common stock issued for conversion of preferred stock	(20,679)	(1)	—	—	(2,402)	—	—	2,402	—
Common dividends declared ($.40 per share)	—	—	—	—	—	—	(20,323)	—	—
Series B, Preferred dividends ($12.93 per share), net of tax benefits of $1,558	—	—	—	—	—	—	(8,239)	—	—

Balance, December 31, 2004	742,995	7	58,544,254	36,590	542,136	(54,861)	414,785	(157,069)	(15,736)
Net income	—	—	—	—	—	—	221,762	—	—	$221,762
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	124	124
Minimum pension liability adjustment, net of deferred tax of $13,742	—	—	—	—	—	—	—	—	(21,495)	(21,495)

Comprehensive income										$200,391

Exercise of stock options, including tax benefits of $22,490	—	—	2,688,272	1,680	96,864	—	—	—	—
Share-based compensation	—	—	(28,263)	(17)	62	2,666	—	(33)	—
Primary DC Plan deferred compensation	—	—	—	—	—	8,489	—	—	—
Repurchased common stock issued for conversion of preferred stock	(101,636)	(1)	—	—	(12,775)	—	—	12,775	—
Treasury stock repurchases	—	—	—					(149,053)
Common dividends declared ($.40 per share)	—	—	—	—	—	—	(21,036)	—	—
Series B, Preferred dividends ($12.93 per share), net of tax benefits of $1,386	—	—	—	—	—	—	(7,728)	—	—

									Accumulated
	Preferred Stock Series B		Common Stock		Additional			Repurchased	Other
	Number of		Number of		Paid-in	Deferred	Retained	Common	Comprehensive	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Stock	Income (Loss)	Income (Loss)
	(Dollars in thousands except per share data)

Balance, December 31, 2005	641,359	6	61,204,263	38,253	626,287	(43,706)	607,783	(293,380)	(37,107)
Net income	—	—	—	—	—	—	266,132	—	—	$266,132
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	221	221
Minimum pension liability adjustment, net of deferred tax of $10,885	—	—	—	—	—	—	—	—	17,025	17,025

Comprehensive income										$283,378

Exercise of stock options, including tax benefits of $4,317	—	—	392,200	246	16,306	—	—	—	—
Share-based compensation, including tax benefits of $848	—	—	20,186	(65)	8,359		—	(2,107)	—
Adjustment to initially apply SFAS 123R	—	—	—	—	(3,078)	3,078	—	—	—
Primary DC Plan deferred compensation	—	—	—	—	—	9,137	—	—	—
Repurchased common stock issued for conversion of preferred stock	(37,543)	—	—	—	(6,773)	—	—	6,773	—
Treasury stock repurchases	—	—	—					(350,215)
Common dividends declared ($.40 per share)	—	—	—	—	—	—	(19,693)	—	—
Series B, Preferred dividends ($12.93 per share), net of tax benefits of $1,019	—	—	—	—	—	—	(7,154)	—	—
Adjustment to initially apply SFAS 158, net of deferred tax of $61,088	—	—	—	—	—	—	—	—	(95,549)

Balance, December 31, 2006	603,816	$6	61,616,649	$38,434	$641,101	$(31,491)	$847,068	$(638,929)	$(115,410)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.

Notes to Consolidated Financial Statements

1.	Principal Accounting Policies

Organization:  The term “Con-way” or “Company” refers to Con-way Inc. (formerly CNF Inc.) and its subsidiaries. Con-way and its subsidiaries provide transportation, logistics, and supply-chain management services for a wide range of manufacturing, industrial, and retail customers. For financial reporting purposes, Con-way is divided into three reporting segments: Con-Way Freight and Transportation, Menlo Worldwide, and Con-way Other. Con-Way Freight and Transportation primarily provides regional next-day, second-day, and transcontinental less-than-truckload freight transportation throughout the U.S., and in Canada, Puerto Rico and Mexico, as well as asset-based regional and transcontinental full-truckload services and domestic brokerage services for intermodal shipments. Menlo Worldwide includes the operating results of Logistics and Vector. Logistics develops contract logistics solutions, including the management of complex distribution networks and supply-chain engineering and consulting. Prior to GM’s purchase of MW’s membership interest in Vector on June 23, 2006, as more fully discussed in Note 3, “Investment in Unconsolidated Joint Venture,” Vector served as the lead logistics manager for GM.

In December 2004, Con-way completed the sale of MWF, and in June 2006, closed the operations of its domestic air freight forwarding business known as Con-way Forwarding. As a result, for all periods presented, the results of operations, net liabilities, and cash flows of the Menlo Worldwide Forwarding segment and the Con-way Forwarding operating unit have been segregated and reported as discontinued operations, as more fully discussed in Note 2, “Discontinued Operations.” Refer to Note 12, “Segment Reporting,” for additional discussion of Con-way’s re-branding initiative and other organizational changes.

Principles of Consolidation:  The consolidated financial statements include the accounts of Con-way Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Recognition of Revenues:  Con-way Freight and Transportation generally recognizes revenue upon delivery of shipments and the related costs of delivery are recognized as incurred. For shipments that are in transit at the end of the accounting period, Con-way Freight and Transportation recognizes the portion of revenue earned at the balance-sheet date and recognizes the related delivery costs as incurred. Estimates for future billing adjustments to revenue, including those related to weight verification and earned discounts, are recognized at the time of shipment.

Menlo Worldwide Logistics recognizes revenue in accordance with contractual terms as services are provided. Revenue is recorded on a gross basis, without deducting third-party purchased transportation costs, on transactions for which Logistics acts as a principal. Revenue is recorded on a net basis, after deducting purchased transportation costs, on transactions for which Logistics acts as an agent.

Cash Equivalents and Marketable Securities:  Cash and cash equivalents consist of short-term interest-bearing instruments with maturities of three months or less at the date of purchase. At December 31, 2006 and 2005, cash-equivalent investments of $249.6 million and $496.8 million, respectively, consisted primarily of commercial paper and certificates of deposit. The carrying amount of these cash-equivalent securities approximates fair value.

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

Trade Accounts Receivable, Net:  Con-Way Freight and Transportation reports accounts receivable at net realizable value and provides an allowance when collection is considered doubtful. Estimates for uncollectible accounts are based on various judgments and assumptions, including revenue levels, historical loss experience, and the aging of outstanding accounts receivable. Logistics, based on the size and nature of its client base, performs a periodic evaluation of its customers’ creditworthiness and accounts receivable portfolio and recognizes expense

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

from uncollectible accounts when losses are both probable and reasonably estimable. Trade accounts receivable are net of allowances of $3.6 million and $6.8 million at December 31, 2006 and 2005, respectively.

Property, Plant and Equipment:  Property, plant and equipment are reported at historical cost and are depreciated primarily on a straight-line basis over their estimated useful lives, which are generally 25 years for buildings and improvements, 5 to 13 years for revenue equipment, and 3 to 10 years for most other equipment. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the useful lives of the assets.

Con-way periodically evaluates whether changes to estimated useful lives are necessary to ensure that these estimates accurately reflect the economic use of the assets. In the second quarter of 2006, Con-way completed an analysis of equipment lives and extended the estimated useful lives for certain trailer equipment from 10 years to 13 years. The effect of this change in estimate did not have a material effect on Con-way’s results of operations for the periods presented.

Expenditures for equipment maintenance and repairs are charged to operating expenses as incurred; betterments are capitalized. Gains (losses) on sales of equipment and property are recorded in operating expenses.

Tires:  During the fourth quarter of 2006, Con-way changed its accounting policy for tires. Prior to the change, the cost of original and replacement tires mounted on new and existing equipment was reported in current assets as a prepaid expense and amortized based on estimated usage. Under the new policy, the cost of replacement tires are expensed at the time those tires are placed into service, as is the case with other repairs and maintenance costs. The cost of tires on new revenue equipment will be capitalized and depreciated over the estimated useful life of the related equipment. Con-way believes that this new policy is preferable under the circumstances because it provides a more precise and less subjective method for recognizing expenses related to tires that is consistent with industry practice.

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

Under SFAS 154, “Accounting Changes and Error Corrections,” Con-way is required to report a change in accounting policy by retrospectively applying the new policy to all prior periods presented, unless it is impractical to determine the prior-period effect. Accordingly, Con-way has adjusted its previously reported financial information for all periods presented. The effect of this accounting policy change was as follows:

	2005			2004
		Effect			Effect
	Prior to	of	As	Prior to	of	As
	Change	Change	Adjusted	Change	Change	Adjusted
	(Dollars in millions except per share data)

Statements of Operations:
Operating expenses	$3,301.3	$1.1	$3,302.4	$2,963.1	$2.2	$2,965.3
Depreciation	112.9	1.0	113.9	102.0	1.0	103.0
Income Tax Provision	122.8	(0.8)	122.0	98.3	(1.2)	97.1
Net Income from Continuing Operations	223.9	(1.3)	222.6	145.4	(2.0)	143.4
Net Income (Loss) Applicable to Common Shareholders	215.3	(1.3)	214.0	(124.1)	(2.0)	(126.1)
Statements of Consolidated Cash Flows:
Net income (loss)	$223.1	$(1.3)	$221.8	$(115.9)	$(2.0)	$(117.9)
Depreciation and amortization, net of accretion	123.3	1.0	124.3	114.5	1.0	115.5
Increase in deferred income taxes	16.2	(0.8)	15.4	22.1	(1.2)	20.9
Prepaid expenses	(5.9)	2.5	(3.4)	(2.9)	3.8	0.9
Capital expenditures	(210.1)	(1.4)	(211.5)	(151.2)	(1.6)	(152.8)
Earnings (Loss) Per Common Share:
Basic	$4.12	$(0.02)	$4.10	$(2.46)	$(0.04)	$(2.50)
Diluted	$3.85	$(0.02)	$3.83	$(2.15)	$(0.03)	$(2.18)

	December 31, 2005
	Prior to	Effect of	As
	Change	Change	Adjusted
	(Dollars in millions)

Consolidated Balance Sheet
Prepaid expenses	$31.3	$(2.5)	$28.8
Revenue equipment	787.7	1.4	789.1
Accumulated depreciation and amortization	(850.9)	(1.0)	(851.9)
Deferred income taxes — long term	14.9	(0.8)	14.1
Retained earnings	609.1	(1.3)	607.8

The cumulative effect of the accounting policy change as of January 1, 2004 (the earliest period presented) was a $9.5 million decrease in retained earnings.

Capitalized Software:  Capitalized software consists of certain direct internal and external costs associated with internal-use software, net of accumulated amortization. Amortization of capitalized software is computed on an item-by-item basis over a period of 3 to 10 years, depending on the estimated useful life of the software.

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

Amortization expense related to capitalized software was $14.2 million in 2006 and 2005, and $15.0 million in 2004. Accumulated amortization at December 31, 2006 and 2005 was $96.9 million and $83.3 million respectively.

Long-Lived Assets:  Con-way performs an impairment analysis of long-lived assets whenever circumstances indicate that the carrying amount may not be recoverable. For assets that are to be held and used, an impairment charge is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than carrying value. If impairment exists, a charge is recognized for the difference between the carrying value and the fair value. Fair values are determined using quoted market values, discounted cash flows, or external appraisals, as applicable. Assets held for disposal are carried at the lower of carrying value or estimated net realizable value.

Income Taxes:  Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Con-way uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate to be in effect when the taxes are paid.

Income tax receivables of $31.5 million were included in other accounts receivable in Con-way’s consolidated balance sheets at December 31, 2006 and 2005.

Self-Insurance Accruals:  Con-way uses a combination of purchased insurance and self-insurance programs to provide for the costs of medical, casualty, liability, vehicular, cargo and workers’ compensation claims. The long-term portion of self-insurance accruals relates primarily to workers’ compensation and vehicular claims that are expected to be payable over several years. Con-way periodically evaluates the level of insurance coverage and adjusts insurance levels based on risk tolerance and premium expense.

The measurement and classification of self-insured costs requires the consideration of historical cost experience, demographic and severity factors, and judgments about the current and expected levels of cost per claim and retention levels. These methods provide estimates of the undiscounted liability associated with claims incurred as of the balance sheet date, including claims not reported. Changes in these assumptions and factors can materially affect actual costs paid to settle the claims and those amounts may be different than estimates.

Con-way participates in a reinsurance pool to reinsure a portion of its workers’ compensation and vehicular liabilities. Each participant in the pool cedes claims to the pool and assumes an equivalent amount of claims. Reinsurance does not relieve Con-way of its liabilities under the original policy. However, in the opinion of management, potential exposure to Con-way for non-payment is minimal. At December 31, 2006 and 2005, Con-way had recorded a liability related to assumed claims of $26.5 million and $18.7 million, respectively, and had recorded a receivable from the re-insurance pool of $23.1 million and $14.0 million, respectively. Con-way recognized operating expense of $0.2 million in 2006, operating income of $1.6 million in 2005, and operating expense of $0.6 million in 2004, in connection with its participation in the reinsurance pool.

In the 2006 plan year, Con-way increased its participation in the re-insurance pool when compared to the 2005 plan year. Con-way’s higher participation level in 2006 resulted in a $13.9 million increase in the amount of annual premiums Con-way is obligated to pay the re-insurance pool and resulted in a similar increase in unearned annual premiums the re-insurance pool is obligated to pay to Con-way. Con-way’s prepaid premiums and unearned premiums are recognized ratably over the year and the unamortized amounts are reported in the consolidated balance sheets in prepaid expenses and accrued liabilities, respectively.

Foreign Currency Translation:  Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment in the statements of consolidated shareholders’ equity. Transaction gains and losses that arise from exchange-rate fluctuations on transactions denominated in a currency other than the local currency are included in results of operations.

Advertising expenses:  Advertising costs are expensed as incurred and are primarily classified in selling, general and administrative expenses. Advertising expenses were $9.7 million in 2006, $4.7 million in 2005 and $5.9 million in 2004.

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

Earnings (Loss) Per Share (EPS):  Basic EPS for continuing operations is computed by dividing reported net income (loss) from continuing operations (after preferred stock dividends) by the weighted-average common shares outstanding. Diluted EPS is calculated as follows:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands except per share data)

Numerator:
Continuing operations (after preferred stock dividends), as reported	$265,177	$222,647	$143,432
Add-backs:
Dividends on Series B preferred stock, net of replacement funding	1,141	1,156	1,337
Interest expense on convertible subordinated debentures, net of trust dividend income	—	—	1,590

Continuing operations	266,318	223,803	146,359

Discontinued operations	(6,199)	(8,613)	(269,526)

Applicable to common shareholders	$260,119	$215,190	$(123,167)

Denominator:
Weighted-average common shares outstanding	48,962,382	52,192,539	50,455,006
Stock options and nonvested stock	475,193	1,000,988	1,197,519
Series B preferred stock	2,842,766	3,019,522	3,498,021
Convertible subordinated debentures	—	—	1,302,083

	52,280,341	56,213,049	56,452,629

Anti-dilutive stock options not included in denominator	338,600	8,000	40,000

Earnings (Loss) per Diluted Share:
Continuing operations	$5.09	$3.98	$2.59
Discontinued operations	(0.11)	(0.15)	(4.77)

Applicable to common shareholders	$4.98	$3.83	$(2.18)

In 2004, diluted shares reflect the effect of Con-way’s redemption in June 2004 of its convertible subordinated debentures.

New Accounting Standards:  In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Tax positions shall be recognized in the financial statements only when it is more likely than not that the position will be sustained upon examination by a taxing authority. If the position meets the more-likely-than-not criteria, it should be measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. It requires previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold to be derecognized in the first subsequent financial reporting period in which the threshold is no longer met. FIN 48 requires expanded disclosure, including a reconciliation of the unrecognized tax benefits at the beginning and end of the period. The effective date of FIN 48

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

is the first fiscal year beginning after December 15, 2006. Con-way does not expect the adoption of FIN 48 to have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair-value measurements and does not require any new fair-value measurements. The effective date of SFAS 157 is the first fiscal year beginning after November 15, 2007, and interim periods within those years, which for Con-way is the first quarter of 2008. Con-way does not expect the adoption of SFAS 157 to have a material effect on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior-Year Misstatements when Quantifying Misstatements in Current-Year Financial Statements” (“SAB 108”), which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires companies to quantify misstatements using both the balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The implementation of SAB 108 did not have a material effect on Con-way’s financial statements.

Estimates:  Management makes estimates and assumptions when preparing the financial statements in conformity with accounting principles generally accepted in the U.S. These estimates and assumptions affect the amounts reported in the accompanying financial statements and notes. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available. It is reasonably possible that actual results could materially differ from estimates, including those related to accounts receivable allowances, impairment of goodwill and long-lived assets, depreciation, income tax assets and liabilities, self-insurance accruals, pension plan and postretirement obligations, contingencies, and assets and liabilities recognized in connection with restructurings and dispositions.

Reclassifications and Revisions:  Certain amounts in the prior-period financial statements have been reclassified or revised to conform to the current-period presentation.

2.	Discontinued Operations

Discontinued operations in the periods presented relate to the closure of Con-way Forwarding, the sale of MWF, the shut-down of EWA and its terminated Priority Mail contract with the U.S. Postal Service (“USPS”) and to the spin-off of Consolidated Freightways Corporation (“CFC”). The results of operations, net liabilities, and cash flows of discontinued operations have been segregated from continuing operations, except where otherwise noted.

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

Results of discontinued operations are summarized below:

	Years Ended December 31 ,
	2006	2005	2004
	(Dollars in thousands)

Revenues
Menlo Worldwide Forwarding	$—	$—	$2,189,791
Con-way Forwarding	21,699	54,015	53,815

	$21,699	$54,015	$2,243,606

Income (Loss) from Discontinued Operations
Menlo Worldwide Forwarding
Income before income tax benefit	—	—	1,501
Income tax benefit	—	—	10,914

	$—	$—	$12,415

Con-way Forwarding
Loss before income tax benefit	(2,963)	(3,312)	(5,175)
Income tax benefit	1,034	918	1,983

	$(1,929)	$(2,394)	$(3,192)

Income (Loss) from Discontinued Operations, net of tax	$(1,929)	$(2,394)	$9,223

Income (Loss) from Disposal, net of tax
Menlo Worldwide Forwarding	$1,246	$1,247	$(276,309)
Con-way Forwarding	(4,162)	—	—
EWA	(1,188)	(9,026)	—
CFC	(166)	1,560	(2,440)

	$(4,270)	$(6,219)	$(278,749)

The assets and liabilities of discontinued operations, which are presented in the consolidated balance sheets as assets (or liabilities) of discontinued operations, consisted of the following:

	December 31,
	2006	2005
	(Dollars in thousands)

Assets
Current assets	$197	$7,481
Deferred income taxes	1,701	13,519

Total Assets	1,898	21,000

Liabilities
Accounts payable and accrued liabilities	5,002	40,555

Total Liabilities	5,002	40,555

Net Liabilities	$3,104	$19,555

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

Con-way Forwarding

In June 2006, Con-way closed the operations of its domestic air freight forwarding business known as Con-way Forwarding. The decision to close the operating unit was made following management’s detailed review of the unit’s competitive position and its prospects in relation to Con-way’s long-term strategies. As a result of the closure, Con-way in 2006 recognized a $4.2 million loss (net of a $3.0 million tax benefit), due primarily to the write-off of non-transferable capitalized software and other assets, a loss related to non-cancelable operating leases, and employee severance costs.

MWF

Impairment Charge

In the process of evaluating several strategic alternatives for Menlo Worldwide’s Forwarding segment, Con-way was approached by UPS in the third quarter of 2004 with interest in acquiring MWF. Accordingly, in the third quarter of 2004, Con-way classified MWF as held for sale and recognized a $260.5 million impairment charge to write down the recorded book value of MWF to its anticipated selling price, less costs to sell. The impairment charge was based on the agreement to sell MWF, as described below, and primarily represented the estimated write-down to the fair value of MWF’s goodwill and long-lived assets.

Stock Purchase Agreement

In October 2004, Con-way and Menlo Worldwide, LLC (“MW”) entered into a stock purchase agreement with UPS to sell all of the issued and outstanding capital stock of MWF. Con-way completed the sale in December 2004, as more fully discussed below. The stock purchase agreement excludes certain assets and liabilities of MWF and includes certain assets and liabilities of Con-way or its subsidiaries related to the business conducted by MWF. Among the assets and liabilities so excluded are those related to EWA, and the obligation related to MWF employees covered under Con-way’s domestic pension, postretirement medical and long-term disability plans. Under the agreement, UPS agreed to pay to Con-way an amount equal to MWF’s cash position as of December 31, 2004, and to pay the estimated present value of Con-way’s retained obligations related to MWF employees covered under Con-way’s long-term disability and postretirement medical plans, as agreed to by the parties. Under the stock purchase agreement, Con-way agreed to a three-year non-compete covenant that, subject to certain exceptions, limits Con-way’s annual air-freight and ocean-forwarding and/or customs-brokerage revenues to $175 million through December 19, 2007. Con-way also agreed to indemnify UPS against certain losses that UPS may incur after the closing of the sale with certain limitations. Any losses related to these indemnification obligations or any other costs, including any future cash expenditures, related to the sale that have not been previously estimated and recognized will be recognized in future periods as an additional loss from disposal when and if incurred.

Disposition of MWF

Upon completion of the sale of MWF in December 2004, Con-way received cash consideration of $150 million, subject to certain post-closing adjustments, including adjustments for cash held by MWF at closing and MWF’s net working capital as of closing. In connection with the sale, Con-way in 2004 recognized a fourth-quarter loss from disposal of $15.8 million (net of a $3.6 million tax benefit) as the adjusted carrying value of MWF exceeded the cash consideration.

In 2005, Con-way received cash from UPS of $29.4 million for settlement of the MWF cash balance and $79.0 million for the agreed-upon estimated present value of the retained obligations of reimbursable long-term disability and postretirement medical plans. As a result of the settlement of the MWF cash balance and revisions to other disposal-related cost estimates, Con-way in 2005 reported a net gain of $1.2 million.

As more fully discussed in Note 7, “Income Taxes,” Con-way’s disposal of MWF generated a capital loss for tax purposes. Under current tax law, capital losses can only be used to offset capital gains. At December 31, 2004,

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

Con-way did not forecast any significant taxable capital gains in the five-year tax carryforward period, and accordingly, the cumulative disposal-related tax benefit was fully offset by a valuation allowance of an equal amount.

EWA

The results of EWA relate to the cessation of its air-carrier operations in 2001 and to the termination of its Priority Mail contract with the USPS in 2000. In 2005, EWA recognized net losses of $9.0 million, due primarily to a $10.2 million increase in the estimated exposure for litigation of claims related to the Priority Mail contract. In 2006, EWA recognized additional net losses of $1.2 million for revisions to disposal-related cost estimates. EWA’s estimated loss reserves declined to $4.0 million at December 31, 2006, from $34.1 million at December 31, 2005, due primarily to the litigation settlements described below and to a $10.0 million payment made to the USPS to settle claims related to the Priority Mail contract, as more fully discussed in Note 11, “Commitments and Contingencies.” EWA’s remaining loss reserves at December 31, 2006 were reported in liabilities of discontinued operations and consisted of Con-way’s estimated remaining exposure related to the labor matters described below.

In connection with the cessation of its air-carrier operations in 2001, EWA terminated the employment of all of its pilots and flight crew members. Those pilots and crew members were represented by the Air Line Pilots Association (“ALPA”) under a collective bargaining agreement. Subsequently, ALPA filed grievances on behalf of the pilots and flight crew members protesting the cessation of EWA’s air-carrier operations and MWF’s use of other air carriers. These matters have been the subject of litigation in U.S. District Court and state court in California, including litigation brought by ALPA and by former EWA pilots and crew members no longer represented by ALPA. On June 30, 2006, EWA, for itself and for Con-way Inc. and Menlo Worldwide Forwarding, Inc. (“MWF, Inc.”), concluded a final settlement of the California state court litigation. Under the terms of the settlement, plaintiffs received a cash payment of $9.2 million from EWA, and the lawsuit was dismissed with prejudice. The cash settlement reduced by an equal amount its estimated loss reserve applicable to the grievances filed by ALPA. On August 8, 2006, EWA paid $10.9 million to settle the litigation brought by ALPA that finally concluded litigation with former EWA pilots and flight crew members still represented by ALPA as of that date. The remaining litigation matters are the subject of a claim by former EWA pilots and flight crew members no longer represented by ALPA that has been ordered by the court to binding arbitration. Other former pilots have also initiated litigation in federal court. Based on management’s current evaluation, Con-way believes that it has provided for its estimated remaining exposure related to these litigation matters. However, there can be no assurance in this regard as Con-way cannot predict with certainty the ultimate outcome of these matters.

3.	Investment in Unconsolidated Joint Venture

Vector SCM, LLC (“Vector”) is a joint venture formed with General Motors (“GM”) in December 2000 for the purpose of providing logistics management services on a global basis for GM, and for customers in addition to GM.

GM Exercise of Call Right

On June 23, 2006, GM exercised its right to purchase MW’s membership interest in Vector (“Call Right”). On December 11, 2006, an independent financial advisor established a fair value for Vector that was agreed upon by Con-way and GM. The advisor established a fair value of $96.4 million for the membership interests of both joint-venture partners, including a fair value of $84.8 million that was attributable to MW’s membership interest in Vector.

As a result of the agreed-upon valuation, Con-way in December 2006 recognized a receivable from GM of $51.9 million (an amount equal to the $84.8 million fair value of MW’s membership interest reduced by Con-way’s $32.9 million payable to Vector) and also recognized a $41.0 million gain (an amount equal to the $51.9 million receivable reduced by Con-way’s $9.0 million net investment in Vector and $1.9 million of sale-related costs). On the settlement date of January 5, 2007, Con-way received a $51.9 million payment from GM.

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

The table below summarizes Con-way’s net investment in Vector and other sale-related amounts as of the balance-sheet dates and on June 30, 2006, the effective date of GM’s exercise of the Call Right.

	December 31,	June 30,	December 31,
	2005	2006	2006
	(Dollars in thousands)

Other Receivables
Receivable from GM for sale of Vector	$—	$—	$51,900
Receivable from GM for Vector business-case income	—	—	2,699

	—	—	54,599
Deferred Charges and Other Assets
MW capital account	10,000	10,000	—
MW undistributed earnings	23,579	31,901	—

MW membership interest in Vector	33,579	41,901	—
Con-way payable to Vector	(22,012)	(32,918)	—

Con-way net investment in Vector	11,567	8,983	—
Accrued Liabilities
Transition-related payable to GM	—	—	(515)
Sale-related costs	—	—	(976)

	—	—	(1,491)

Investment in Vector

Con-way’s net investment in Vector consisted of MW’s membership interest in Vector, reduced by Con-way’s payable to Vector. Under the agreements, MW’s membership interest in Vector consisted of MW’s capital account and its portion of Vector’s undistributed earnings.

Con-way’s payable to Vector related to Vector’s participation in Con-way’s centralized cash-management system and Con-way’s investment of excess cash balances in Vector’s bank accounts. Prior to the sale, Vector’s domestic trade accounts payable and payroll costs were paid by Con-way and excess cash balances in Vector’s bank accounts, if any, were invested by Con-way. Prior to June 30, 2006, these transactions were settled through Vector’s affiliate accounts with Con-way, which earned interest income based on a rate earned by Con-way’s cash-equivalent investments and marketable securities.

Earnings from Vector

Although MW owned a majority interest in Vector, MW’s portion of Vector’s operating results have been reported as an equity-method investment based on GM’s ability to control certain operating decisions. MW’s proportionate share of the net income from Vector is reported in Con-way’s statements of consolidated operations as a reduction of operating expenses and, in Note 12, “Segment Reporting,” is reported as operating income in the Menlo Worldwide reporting segment.

MW’s undistributed earnings consist of profit and loss that has been allocated to MW on a percentage basis. MW’s portion of Vector’s net income does not include any provision for U.S. federal income taxes incurred by Con-way, but does include a provision for MW’s portion of Vector’s income taxes on foreign and state income. Vector is organized as a limited liability company that has elected to be taxed as a partnership. Accordingly, under GAAP, MW’s portion of U.S federal income taxes on Vector’s domestic income is reported in Con-way’s tax provision while MW’s portion of Vector’s foreign and state income taxes is reported in operating income as a component of equity-method income. As a result, MW’s portion of Vector’s net income does not include any provision for

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

U.S. federal income taxes on income earned by Con-way, but does include a tax provision of $2.5 million in 2006 and $4.2 million in 2005 for MW’s portion of Vector’s foreign and state income taxes.

The $41.0 million gain recognized in the fourth quarter of 2006 from the sale of MW’s membership interest is reported as operating income in the Menlo Worldwide reporting segment. However, Con-way’s related parent income taxes on the gain were offset by the utilization of a capital-loss carryforward, as more fully discussed in Note 7, “Income Taxes.”

Except for the sale-related gain described above, Menlo Worldwide’s segment results subsequent to June 30, 2006 include only profits associated with the settlement of business-case activity related to the periods prior to June 30, 2006. In connection with those profits, Con-way at December 31, 2006 reported a $2.7 million receivable from GM.

Exercise of the Call Right results in MW retaining contracts involving customers other than GM. Accordingly, in periods subsequent to June 30, 2006, the results of these contracts have been reported in the operating results of the Menlo Worldwide Logistics reporting segment.

Transition and Related Services

Pursuant to a closing agreement, GM, MW and Con-way specified the transition services, primarily accounting assistance, and the compensation amounts for such services, to be provided to GM through the transition period ending March 23, 2007. In addition, in lieu of any other transition services, GM and MW have entered into an agreement for MW and Con-way to provide certain information-technology support services at an agreed-upon compensation for a period of up to one year from the closing date.

Subsequent to June 30, 2006, Vector’s excess cash balances invested by Con-way were reported separately as an accrued transition-related payable to GM. At December 31, 2006, Con-way’s transition-related liability was $0.5 million and is reported net of amounts receivable from Vector for unreimbursed costs for transition-support services provided by Con-way.

Summarized Financial Information for Vector

The table below summarizes results of operations of Vector. As described above, Menlo Worldwide’s segment results prior to June 30, 2006 include MW’s proportionate share of Vector’s net income, and subsequent to June 30, 2006, include only profits associated with the settlement of business-case activity related to the periods prior to June 30, 2006.

	Six Months
	Ended
	June 30,	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Revenues	$43,349	$88,440	$90,751
Operating Income	13,301	22,521	22,234
Income Before Income Taxes	14,173	23,832	22,857
Net Income	10,420	18,895	21,471

At December 31, 2005, the assets of Vector totaled $49.4 million (including $46.2 million in current assets), while liabilities were $12.9 million (including $12.6 million in current liabilities).

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2006	2005
	(Dollars in thousands)

Holiday and vacation pay	$60,912	$56,495
Incentive compensation	29,175	33,623
Employee benefits	28,246	28,397
Wages and salaries	26,588	31,158
Taxes other than income taxes	18,221	23,531
Estimated revenue adjustments	10,848	8,219
Accrued interest	6,253	6,253
Other accrued liabilities	22,680	22,148

Total accrued liabilities	$202,923	$209,824

5.	Debt and Other Financing Arrangements

Long-term debt and guarantees consisted of the following:

	December 31,
	2006	2005
	(Dollars in thousands)

Mortgage note payable, 7.63%, due 2008 (interest payable monthly)	$2,039	$2,072
Primary DC Plan Notes guaranteed, 6.00% to 8.54%, due 2009 (interest payable semi-annually)	62,000	77,000
8 7/8% Notes due 2010 (interest payable semi-annually), net of discount and including fair market value adjustment	219,515	224,712
6.70% Senior Debentures due 2034 (interest payable semi-annually), net of discount	292,804	292,718

	576,358	596,502
Less current maturities	(18,635)	(15,033)

Total long-term debt and guarantees	$557,723	$581,469

Revolving Credit Facility:  Con-way has a $400 million revolving credit facility that matures on September 30, 2011. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to $400 million. At December 31, 2006 and 2005, no borrowings were outstanding under the revolving credit facility. At December 31, 2006, $210.3 million of letters of credit were outstanding, leaving $189.7 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions to borrowing. The total letters of credit outstanding at December 31, 2006 provided collateral for Con-way’s self-insurance programs.

Borrowings under the agreement bear interest at a rate based upon the lead bank’s base rate or eurodollar rate plus a margin dependent on either Con-way’s senior debt credit ratings or a ratio of “net debt” (i.e., indebtedness net of cash, cash equivalents and certain marketable securities) to earnings before interest, taxes and depreciation/amortization. The credit facility fee ranges from 0.07% to 0.175% applied to the total facility of $400 million based on Con-way’s current credit ratings. The revolving facility is guaranteed by certain of Con-way’s material domestic subsidiaries and contains two financial covenants: (1) a leverage ratio and (2) a fixed-charge coverage ratio. There

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

are also various restrictive covenants, including limitations on (1) the incurrence of liens, (2) consolidations, mergers and asset sales, and (3) the incurrence of additional subsidiary indebtedness.

Other Uncommitted Credit Facilities:  Con-way had other uncommitted unsecured credit facilities totaling $35.0 million at December 31, 2006, which are available to support letters of credit, bank guarantees, and overdraft facilities; at that date, a total of $17.2 million of letters of credit were outstanding under these facilities.

Mortgage Note Payable:  Con-way’s mortgage note payable, due in 2008, is secured by real property.

Defined Contribution Plan Notes:  Con-way guarantees the notes issued by Con-way’s Retirement Savings Plan, a voluntary defined contribution retirement plan that is more fully discussed in Note 9, “Employee Benefit Plans.” As of December 31, 2006, there was $62.0 million aggregate principal amount of Series B notes outstanding, bearing interest at an annual rate of 8.54% and maturing on January 1, 2009. Con-way repaid the remaining $15.0 million Series A notes at maturity on January 3, 2006.

Holders of the Series B notes issued by Con-way’s defined contribution retirement plan have the right to require Con-way to repurchase those notes if, among other things, both Moody’s and Standard & Poor’s have publicly rated Con-way’s long-term senior debt at less than investment grade unless, within 45 days, Con-way shall have obtained, through a guarantee, letter of credit or other permitted credit enhancement or otherwise, a credit rating for such notes of at least “A” from Moody’s or Standard & Poor’s (or another nationally recognized rating agency selected by the holders of such notes) and shall maintain a rating on such notes of “A” or better thereafter. At December 31, 2006, Con-way’s senior unsecured debt was rated as investment grade by both Moody’s (Baa3) and Standard and Poor’s (BBB).

8 7/8% Notes Due 2010:  The $200 million aggregate principal amount of 8 7/8% Notes contain certain covenants limiting the incurrence of additional liens. Prior to their termination in December 2002, Con-way had designated four interest rate swap derivatives as fair-value hedges to mitigate the effects of interest-rate volatility on the fair value of Con-way’s 8 7/8% Notes. At the termination date, the $39.8 million estimated fair value of these fair-value hedges was offset by an equal increase to the carrying amount of the hedged fixed-rate long-term debt. The $39.8 million cumulative adjustment of the carrying amount of the 8 7/8% Notes is accreted to future earnings at the effective interest rate until the debt is extinguished, at which time any unamortized fair-value adjustment would be fully recognized in earnings. Including accretion of the fair-value adjustment and amortization of a discount recognized upon issuance, interest expense on the 8 7/8% Notes Due 2010 will be recognized at an annual effective interest rate of 5.6%.

Senior Debentures due 2034:  The $300 million aggregate principal amount of Senior Debentures bear interest at the rate of 6.70% per year, payable semi-annually on May 1 and November 1 of each year. Con-way may redeem the Senior Debentures, in whole or in part, on not less than 30 nor more than 60 days’ notice, at a redemption price equal to the greater of (1) the principal amount being redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Debentures being redeemed, discounted at the redemption date on a semi-annual basis at the Treasury rate payable on an equivalent debenture plus 35 basis points. The Senior Debentures were issued under an indenture that restricts Con-way’s ability, with certain exceptions, to incur debt secured by liens. Including amortization of a discount recognized upon issuance, interest expense on the 6.70% Senior Debentures Due 2034 will be recognized at an annual effective interest rate of 6.90%.

Other:  Con-way’s consolidated interest expense as presented in the statements of consolidated operations is net of capitalized interest of $917,000 in 2006, $136,000 in 2005, and $173,000 in 2004. The aggregate annual maturities and sinking fund requirements of long-term debt and guarantees for the next five years ending December 31 are $18.6 million in 2007, $22.7 million in 2008, $22.7 million in 2009, $200.0 million in 2010, and no principal payments due in 2011.

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2006 and 2005, the estimated fair value of long-term debt was $600 million and $630 million, respectively. Fair values were estimated based on current rates offered for debt with similar terms and maturities.

6.	Leases

Con-way and its subsidiaries are obligated under non-cancelable operating leases for certain facilities, equipment, and vehicles. Certain leases also contain provisions that allow Con-way to extend the leases for various renewal periods. Future minimum lease payments with initial or remaining non-cancelable lease terms in excess of one year, at December 31, 2006, were as follows:

Operating Leases
(Dollars in thousands)

Year ending December 31:
2007	$50,430
2008	39,222
2009	26,111
2010	15,872
2011	9,418
Thereafter (through 2016)	9,452

Total minimum lease payments	$150,505

Future minimum lease payments in the table above are net of $5.2 million of sublease income expected to be received under non-cancelable sub-leases.

Rental expense for operating leases comprised the following:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Minimum rentals	$78,108	$85,925	$88,352
Sublease rentals	(3,022)	(3,241)	(3,888)

	$75,086	$82,684	$84,464

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

7.	Income Taxes

The components of the provision for income taxes were as follows:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Current provision
Federal	$92,834	$96,128	$59,136
State and local	14,429	9,374	13,878
Foreign	2,390	2,379	1,957

	109,653	107,881	74,971

Deferred provision (benefit)
Federal	10,346	8,148	22,921
State and local	(21)	4,068	221
Foreign	—	1,884	(1,009)

	10,325	14,100	22,133

	$119,978	$121,981	$97,104

Income taxes have been provided for foreign operations based upon the various tax laws and rates of the countries in which operations are conducted.

Income tax provision varied from the amounts calculated by applying the U.S. statutory income tax rate to the pretax income as shown in the following reconciliation:

	Years Ended December 31,
	2006	2005	2004

Federal statutory tax rate	35.0%	35.0%	35.0%
State income tax rate, net of federal income tax benefit	2.9	2.9	4.1
Foreign taxes in excess of U.S. statutory rate	0.1	0.2	0.1
Non-deductible operating expenses	—	(0.1)	0.8
Foreign tax credits, net	(0.2)	(0.8)	(0.2)
Utilization of capital-loss carryforward	(4.5)	—	—
IRS settlement	(3.0)	(2.2)	—
Other, net	0.3	(0.4)	(0.8)

Effective income tax rate	30.6%	34.6%	39.0%

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

The components of deferred tax assets and liabilities related to the following:

	December 31,
	2006	2005
	(Dollars in thousands)

Deferred tax assets
Employee benefits	$172,010	$112,016
Self-insurance accruals	43,699	48,857
Capital-loss carryforwards	11,763	29,966
Operating-loss carryforwards	7,938	6,263
Tax-credit carryforwards	3,854	3,181
Share-based compensation	2,854	—
Other	4,835	6,802
Valuation allowance	(21,164)	(36,274)

	225,789	170,811

Deferred tax liabilities
Property, plant and equipment	136,802	121,095
Revenue	9,431	7,722
Other	4,471	6,695

	150,704	135,512

Net deferred tax asset	$75,085	$35,299

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

In June 2006 and October 2005, Con-way entered into settlement agreements with the Internal Revenue Service (“IRS”), pursuant to which the parties settled various issues related to an audit of the years 1995 through 2002. Con-way eliminated related tax liabilities previously recognized for these issues, resulting in tax benefits that reduced Con-way’s tax provision by $12.1 million in 2006 and $7.8 million in 2005.

Con-way’s disposal of MWF in December 2004 generated a capital loss for tax purposes, as more fully discussed in Note 2, “Discontinued Operations.” Under current tax law, capital losses can only be used to offset capital gains. Since Con-way did not forecast any significant taxable capital gains in the five-year tax carryforward period, the $40.8 million cumulative disposal-related tax benefit was fully offset by a valuation allowance of an equal amount. In 2005, the cumulative disposal-related tax benefit and the associated valuation allowance declined to $30.0 million at December 31, 2005, due primarily to sale-related proceeds received from UPS and revisions to the tax effect of sale-related estimates. In 2006, the cumulative disposal-related tax benefit and the associated valuation allowance declined to $11.8 million at December 31, 2006, due primarily to capital gains recognized from the sale of MW’s membership interest in Vector and the sale of the expedited-shipping portion of the former Con-way Expedite and Brokerage business. Of the remaining $11.8 million of capital-loss carryforwards at December 31, 2006, $10.6 million will expire at year-end 2009 and $1.2 million will expire at year-end 2010.

At December 31, 2006, Con-way also has $7.9 million of operating-loss carryforwards and $3.9 million of tax-credit carryforwards, which are available to reduce state and foreign income taxes in future years. These deferred

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

tax assets have been reduced by a valuation allowance of $8.7 million based on Con-way’s current uncertainty over whether it will generate sufficient state and foreign taxable income to fully utilize these carryforwards.

The cumulative undistributed earnings of Con-way’s foreign subsidiaries (approximately $26.2 million at December 31, 2006), which if remitted, are subject to withholding tax, have been indefinitely reinvested in the respective foreign subsidiaries’ operations unless it becomes advantageous for tax or foreign exchange reasons to remit these earnings. Therefore, no withholding or U.S. taxes have been provided on this amount. The amount of withholding tax that would be payable on remittance of the undistributed earnings would approximate $1.3 million.

8.	Shareholders’ Equity

Series B Preferred Stock:  In 1989, the Board of Directors designated a series of 1,100,000 preferred shares as Series B Cumulative Convertible Preferred Stock, $.01 stated value, which is held by the Con-way Retirement Savings Plan. The Series B preferred stock is convertible into common stock, as described in Note 9, “Employee Benefit Plans,” at the rate of 4.71 shares for each share of preferred stock subject to antidilution adjustments in certain circumstances and ranks senior to Con-way’s common stock. Holders of the Series B preferred stock are entitled to vote with the common stock and are entitled to a number of votes in such circumstances equal to the product of (a) 1.3 multiplied by (b) the number of shares of common stock into which the Series B preferred stock is convertible on the record date of such vote. Holders of the Series B preferred stock are also entitled to vote separately as a class on certain other matters. The plan trustee is required to vote the allocated shares based upon instructions from the participants; unallocated shares are voted in proportion to the voting instructions received from the participants with allocated shares.

Accumulated Other Comprehensive Income (Loss):  Con-way reports all changes in equity except those resulting from investment by owners and distribution to owners as comprehensive income (loss) in the statements of consolidated shareholders’ equity. The following is a summary of the components of accumulated other comprehensive loss:

	December 31,
	2006	2005
	(Dollars in thousands)

Accumulated foreign currency translation adjustments	$(711)	$(932)
Minimum pension liability adjustment, net of deferred tax benefit of $12,243 and $23,128, respectively (Note 9)	(19,150)	(36,175)
Adjustment to initially apply SFAS 158:
Defined benefit pension plans, net of deferred tax benefit of $48,308	(75,559)	—
Postretirement plan, net of deferred tax benefit of $12,780	(19,990)	—

Accumulated other comprehensive loss	$(115,410)	$(37,107)

Common Stock Repurchase Program:  On April 24, 2006 Con-way’s Board of Directors authorized an expanded repurchase program that replaced a $300 million program approved in January 2005. Under the old program, Con-way repurchased common stock of $189.6 million from January 1, 2005 through April 24, 2006, and no additional shares will be repurchased under that program.

Under the new program, Con-way is authorized to repurchase an additional $400 million of common stock through open-market purchases and privately negotiated transactions from time to time in such amounts as management deems appropriate through the end of the second quarter of 2007. Under the new program, Con-way repurchased common stock of $309.7 million from April 27, 2006 through December 31, 2006, leaving $90.3 million available for future repurchases of common stock.

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

9.	Employee Benefit Plans

In the periods presented, employees of Con-way and its subsidiaries in the U.S. were covered under several retirement benefit plans, including defined benefit pension plans, a defined contribution retirement plan, and a postretirement medical plan. Con-way’s defined benefit pension plans include “qualified” plans that are eligible for certain beneficial treatment under the Internal Revenue Code (“IRC”), as well as “non-qualified” plans that do not meet IRC criteria.

In October 2006, Con-way’s Board of Directors approved changes to Con-way’s retirement benefits that are intended to preserve the retirement benefits earned by existing employees under Con-way’s primary qualified defined benefit pension plan (the “Primary DB Plan”) and its primary non-qualified supplemental defined benefit pension plan (the “Supplemental DB Plan”) while expanding benefits earned under its defined contribution plan (the “Primary DC Plan”) and a new supplemental defined contribution plan (the “Supplemental DC Plan”). The major provisions are effective on January 1, 2007, and are more fully discussed below under “Pension Plan Amendments.”

Adoption of SFAS 158

Effective on December 31, 2006, Con-way adopted the recognition and disclosure provisions of SFAS 158. Under the recognition provisions of SFAS 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SFAS 87, 88, 106, and 132R.” Under the recognition provisions of SFAS 158, Con-way is required to recognize the overfunded or underfunded status of its defined benefit plans as an asset or liability, respectively, in its balance sheet at December 31, 2006. For Con-way’s defined benefit pension plans, the funded status is measured as the difference between the projected benefit obligation and the fair value of plan assets. For Con-way’s postretirement medical plan, the funded status is measured as the difference between the accumulated postretirement benefit obligation and the fair value of plan assets. Under the transition provisions of SFAS 158, actuarial gains or losses, and prior-service costs or credits that have not yet been included in net periodic benefit expense as of the adoption date are recognized in shareholders’ equity as components of the ending balance of accumulated other comprehensive income (loss), net of tax. In future periods, Con-way will recognize changes in the funded status that are not components of the current-period net periodic benefit expense as a component of other comprehensive income (loss) in the year the change occurs.

Since retrospective adoption of SFAS 158 is prohibited, different recognition provisions have been applied in determining the plan-related amounts reported in Con-way’s consolidated balance sheets at December 31, 2006 and 2005. Prior to the adoption of the recognition provisions of SFAS 158, Con-way accounted for its defined benefit pension plans and postretirement medical plan under SFAS No. 87, “Employers Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” respectively. SFAS 87 required an employer to report an additional minimum pension liability adjustment to recognize the shortfall between the fair value of its pension plan assets and the accumulated benefit obligation (rather than projected benefit obligation, as required by SFAS 158). Under SFAS 87 and SFAS 106, the liability recognized in an employer’s balance sheets was offset by unrecognized actuarial gains or losses and prior-service costs or credits that had not yet been included in net periodic benefit expense.

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

Upon adoption of the recognition provisions of SFAS 158, Con-way recognized the funded status of its defined benefit plans in shareholders’ equity as a component of the ending balance of accumulated other comprehensive loss, net of tax. The net adjustment to accumulated other comprehensive loss represents the net unrecognized actuarial losses and unrecognized prior-service credits. As a result, Con-way recognized the following adjustments as of December 31, 2006:

			As
	Prior to	Effect of	Reported at
	Application of	Adopting	December 31,
	SFAS 158	SFAS 158	2006
	(Dollars in thousands)

Deferred charges and other assets	$27,971	$(1,350)	$26,621
Deferred income taxes	(29,110)	61,088	31,978
Total assets	2,242,151	59,738	2,301,889
Employee benefits	159,272	155,287	314,559
Total liabilities	1,405,823	155,287	1,561,110
Accumulated other comprehensive loss	19,861	95,549	115,410
Total shareholders’ equity	836,328	(95,549)	740,779

In addition, SFAS 158 requires plan assets and obligations to be measured as of the end of the fiscal year rather than at an earlier measurement date, as allowed under current accounting standards. Con-way currently measures plan assets and obligations as of November 30. The effective date for the end-of-fiscal-year measurement-date requirement is the first fiscal year ending after December 15, 2008. Con-way has not yet adopted the measurement provisions and is currently assessing the effect it will have on its financial statements.

Qualified Defined Benefit Pension Plans

Con-way’s qualified defined benefit pension plans (collectively, the “Qualified Pension Plans”) consist mostly of the Primary DB Plan, which covers the non-contractual employees and former employees of Con-way’s continuing operations as well as former employees of its discontinued operations. Con-way’s other qualified defined benefit pension plans cover only the former employees of the discontinued Forwarding segment (the “Forwarding DB Plans”).

Benefits

Under current terms of the Primary DB Plan, benefits are generally based on an employee’s five highest amounts of annual compensation earned during the ten years immediately prior to retirement.

The cessation of EWA’s operations in 2001 and the sale of MWF in 2004 resulted in a partial termination of the Forwarding DB Plans, and as a result, all participants became fully vested and no material benefits accrue under these plans.

Plan Assets

Assets of the Qualified Pension Plans are managed to long-term strategic allocation targets. Those targets are developed by analyzing a variety of diversified asset class combinations in conjunction with the projected liability, costs, and liability duration of the Qualified Pension Plans. Asset allocation studies are generally conducted every 3 to 5 years and the targets are reviewed to determine if adjustments are required. Once allocation percentages are established, the portfolio is periodically rebalanced to those targets. The Qualified Pension Plans seek to mitigate investment risk by investing across asset classes.

The Qualified Pension Plans’ investment managers do not use market timing strategies and do not use financial derivative instruments to manage risk, except as described below. Generally, the investment managers are

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

prohibited from short selling, trading on margin, trading warrants or other options, except when acquired as a result of the purchase of another security, or in the case of options, when sold as part of a covered position. The Qualified Pension Plans’ investment managers are further prohibited from trading commodities but may trade financial futures and options when specifically approved by the Con-way Inc. Administrative Committee, or its designated representative.

The assumption of 8.5% for the overall expected long-term rate of return in 2007 was developed using return, risk (defined as standard deviation), and correlation expectations. The return expectations are created using long-term historical returns and current market expectations for inflation, interest rates and economic growth.

	December 31,		Target
	2006	2005	Allocation

Asset Category:
Domestic equity	56%	56%	60%
International equity	17%	16%	15%
Fixed income	19%	21%	18%
Real estate	7%	6%	7%
Other	1%	1%	—

Total	100%	100%	100%

Con-way’s annual pension expense and contributions are based on actuarial computations at the actuarial plan measurement date in November of each year. Con-way’s funding practice is to evaluate its tax and cash position and the Qualified Pension Plans’ funded status to maximize the tax deductibility of its contributions for the year. Con-way currently expects to contribute approximately $13 million to the Qualified Pension Plans in 2007, which is subject to variation based on changes in interest rates and asset returns.

Non-Qualified Pension Plans

Con-way also sponsors the Supplemental DB Plan and several other unfunded non-qualified defined benefit plans (collectively, the “Non-Qualified Pension Plans”). The Supplemental DB Plan provides additional benefits for certain employees who are affected by IRC limitations on compensation eligible for benefits available under the qualified Primary DB Plan.

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

Funded Status of Defined Benefit Pension Plans

The following table reports the changes in the projected benefit obligation, the fair value of plan assets, and the determination of the amounts recognized in the consolidated balance sheets for Con-way’s defined benefit pension plans at December 31:

	Qualified Pension Plans		Non-Qualified Pension Plans
	2006	2005	2006	2005
	(Dollars in thousands)

Accumulated benefit obligation	$1,064,163	$941,491	$72,626	$69,107
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,097,278	$913,356	$74,552	$64,619
Service cost — benefits earned during the year	62,365	50,667	845	830
Interest cost on projected benefit obligation	65,861	57,297	4,495	4,161
Plan amendments	(41,611)	—	(433)	—
Actuarial loss	44,785	103,096	4,129	9,299
Benefits paid	(30,171)	(27,138)	(4,787)	(4,357)

Projected benefit obligation at end of year	$1,198,507	$1,097,278	$78,801	$74,552

Change in plan assets:
Fair value of plan assets at beginning of year	$924,812	$741,954	$—	$—
Actual return on plan assets	148,772	83,496	—	—
Con-way contributions	75,000	126,500	—	—
Benefits paid	(30,171)	(27,138)	—	—

Fair value of plan assets at end of year	$1,118,413	$924,812	$—	$—

Funded status of the plans	$(80,094)	$(172,466)	$(78,801)	$(74,552)
Contributions subsequent to measurement date	—	—	409	452
Unrecognized actuarial loss	N/A	193,824	N/A	32,136
Unrecognized prior-service costs (credits)	N/A	3,849	N/A	(121)

Prepaid (accrued) benefit cost recognized	$(80,094)	$25,207	$(78,392)	$(42,085)

Plans with an accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$26,728	$913,281	$72,626	$69,107
Fair value of plan assets	25,765	886,927	—	—
Plans with a projected benefit obligation in excess of plan assets:
Projected benefit obligation	$1,170,805	$1,069,067	$78,801	$74,552
Fair value of plan assets	1,075,903	886,927	—	—
Weighted-average assumptions as of December 31:
Discount rate	5.85%	6.00%	5.85%	6.00%
Expected long-term rate of return on assets	8.50%	8.50%	—	—
Rate of compensation increase	4.30%	4.30%	4.30%	4.30%

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

The amounts included in accumulated other comprehensive income (loss) that have not yet been recognized in net periodic pension expense as of December 31, 2006, consist of the following:

	Qualified	Non-Qualified
	Pension Plans	Pension Plans
	(Dollars in thousands)

Actuarial loss	$(162,084)	$(33,871)
Prior-service credit	40,263	432
Deferred tax benefit	47,510	13,041

	$(74,311)	$(20,398)

Amounts in 2007 that will be amortized from accumulated other comprehensive loss into net periodic pension expense:
Actuarial loss	$3,806	$2,286
Prior-service credit	(3,174)	(38)

Net periodic benefit expense for the years ended December 31 includes the following:

	Qualified Pension Plans			Non-Qualified Pension Plans
	2006	2005	2004	2006	2005	2004
	(Dollars in thousands)

Service cost — benefits earned during the year	$62,365	$50,667	$56,510	$845	$830	$1,110
Interest cost on benefit obligation	65,861	57,297	52,790	4,495	4,161	3,879
Expected return on plan assets	(80,635)	(65,190)	(57,355)	—	—	—
Amortization of prior-service cost (credit)	810	1,382	2,108	(15)	(15)	(22)
Amortization of actuarial loss	8,389	2,977	6,415	2,395	1,972	2,229
Curtailment loss (gain)	1,689	—	1,498	(106)	—	(63)

Net benefit expense	$58,479	$47,133	$61,966	$7,614	$6,948	$7,133

Weighted-average assumptions:
Discount rate	6.00%	6.25%	6.25%	6.00%	6.25%	6.25%
Expected long-term rate of return on plan assets	8.50%	8.50%	9.00%	—	—	—
Rate of compensation increase	4.30%	4.00%	4.00%	4.30%	4.00%	4.00%

The net benefit expense associated with employees of discontinued operations covered by the defined benefit pension plans was reported in the statements of consolidated operations in continuing operations in 2006, but was reported as discontinued operations in 2005 and 2004. In the presentation above, pension expense for the Qualified Pension Plans from discontinued operations was immaterial in 2005 and was $11.5 million in 2004. Pension expense for the Non-Qualified Pension Plans from discontinued operations was immaterial for all periods presented. All future changes in the carrying value of the net obligation related to the Qualified Pension Plans, including the Forwarding DB Plans, will be recognized in future periods as income or loss from continuing operations.

As a result of the changes more fully discussed below under “Pension Plan Amendments,” Con-way recognized a curtailment loss of $1.6 million for immediate recognition of unrecognized prior-service costs. In addition, the changes reduced the projected benefit obligation of the defined benefit pension plans by $42.0 million, which will be amortized over approximately 12 years (the average estimated remaining years of service) as a reduction to future pension expense.

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

Expected benefit payments for the defined benefit pension plans are summarized below. These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.

	Qualified	Non-Qualified
	Pension Plans	Pension Plans
	(Dollars in thousands)

Year ending December 31:
2007	$29,213	$4,948
2008	31,519	4,981
2009	34,324	4,988
2010	37,406	5,043
2011	41,081	5,067
2012-2016	274,560	26,822

Defined Contribution Plans

Con-way sponsors the Con-way Retirement Savings Plan (the “Primary DC Plan,” formerly the “Thrift and Stock Plan” or “TASP”), a voluntary defined contribution plan with a leveraged ESOP feature, for non-contractual U.S. employees with a salary-deferral feature qualified under Section 401(k) of the Internal Revenue Code (the “IRC”). In 1989, the Primary DC Plan borrowed $150.0 million to purchase 986,259 shares of Con-way’s Series B Cumulative Convertible Preferred Stock, which may only be held by the Primary DC Plan trustee or another plan trustee. In the periods presented, Con-way made matching contributions equal to 50% of participant contributions, up to 1.5% of a participant’s base compensation. Con-way recognized expense of $14.8 million in 2006, $13.8 million in 2005, and $12.6 million in 2004 for its matching contributions.

The Series B Preferred Stock earns a dividend of $12.93 per share and is used to pay debt service on the Primary DC Plan notes. Dividends on these preferred shares are deductible for income tax purposes and, accordingly, are reflected net of their tax benefits in the statements of consolidated operations. Allocation of preferred stock to participants’ accounts is based upon the ratio of the current year’s principal and interest payments to the total debt of the Primary DC Plan. Since Con-way guarantees the debt, it is reflected in long-term debt and guarantees in the consolidated balance sheets. The guarantees of the Primary DC Plan notes are reduced as principal is paid.

Each share of preferred stock is convertible into common stock, upon an employee ceasing participation in the plan or upon election by the employee, at a rate generally equal to the number of shares of common stock that could be purchased for $152.10, but not less than the minimum conversion rate of 4.71 shares of common stock for each share of Series B preferred stock.

Deferred compensation expense is recognized as the preferred shares are allocated to participants and is equivalent to the cost of the preferred shares allocated. Deferred compensation expense of $9.1 million, $8.5 million, and $8.6 million was recognized in 2006, 2005, and 2004, respectively.

At December 31, 2006, the Primary DC Plan owned 603,816 shares of Series B preferred stock, of which 400,067 shares have been allocated to employees. At December 31, 2006, the estimated fair value of the 203,749 unallocated shares was $47.4 million. At December 31, 2006, Con-way has reserved authorized and unissued common stock adequate to satisfy the conversion feature of the Series B preferred stock.

Effective on January 1, 2007, Con-way also sponsors the Supplemental DC Plan to provide additional benefits for certain employees who are affected by IRC limitations on compensation eligible for benefits available under the Primary DC Plan.

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

Pension Plan Amendments

In October 2006, Con-way’s Board of Directors approved changes to Con-way’s retirement benefits that are primarily intended to preserve the retirement benefits earned by existing employees under the Primary DB Plan while expanding benefits earned under the Primary DC Plan. Major provisions to these plans take effect on January 1, 2007.

Primary DB Plan and Supplemental DB Plan

•	Participation in the plan is limited to those employees participating as of December 31, 2006. No new employees are eligible to participate in the plan.

•	Employees who are participants in the plan as of December 31, 2006 retain all accrued benefits and credited service time earned, with credited service capped at December 31, 2006. Future benefit plan payments will reflect participants’ eligible compensation increases through 2016, after which the benefit will be capped.

•	Benefits paid under the plan will continue to be determined based on years of credited service and final average pay. Final average eligible compensation will be calculated from the five highest years of earnings in any of the past ten years preceding retirement or, for employees retiring after December 31, 2016, in any of the past ten years preceding December 31, 2016.

•	Vesting rules remain unchanged.

Primary DC Plan and Supplemental DC Plan

•	Con-way’s discretionary matching contributions to an employee’s 401(k) account double to 50% of the first 6 percent of the employee’s eligible compensation from 50% of the first 3 percent of the employee’s eligible compensation.

•	In addition to the matching contribution, Con-way makes a new Basic Contribution to the 401(k) accounts of all eligible employees that will equal 3 to 5 percent of the employee’s eligible compensation, depending on years of service, with the size of the contribution increasing (up to the maximum 5% contribution) as years of service increase. The contribution is made quarterly in every succeeding year of employment and vests immediately.

•	In addition to the matching contribution and the Basic Contribution, Con-way makes a new Transition Contribution to the 401(k) accounts of qualifying employees that equals 1 to 3 percent of the employee’s eligible compensation, depending on the employee’s combined age and years of service as of December 31, 2006. The contribution is made quarterly in every succeeding year of employment and vests immediately.

Postretirement Medical Plan

Con-way sponsors a postretirement medical plan that provides benefits to certain non-contractual employees at least 55 years of age with at least 10 years of service (the “Postretirement Plan”). The Postretirement Plan limits the benefits for participants who were not eligible to retire before January 1, 1993, to a defined dollar amount based on age and years of service and does not provide employer-subsidized retiree medical benefits for employees hired on or after January 1, 1993.

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

The following sets forth the changes in the benefit obligation and the determination of the amounts recognized in the consolidated balance sheets for the Postretirement Plan at December 31:

	2006	2005
	(Dollars in thousands)

Change in benefit obligation:
Projected and accumulated benefit obligation at beginning of year	$127,126	$113,869
Service cost — benefits earned during the year	2,311	1,515
Interest cost on projected benefit obligation	7,142	6,351
Actuarial loss	2,585	24,135
Participant contributions	1,959	1,905
Curtailment — sale of MWF	—	(10,690)
Plan change	(3,381)	—
Benefits paid	(9,694)	(9,959)

Projected and accumulated benefit obligation at end of year	$128,048	$127,126

Funded status of the plan	$(128,048)	$(127,126)
Unrecognized actuarial loss	N/A	36,219
Unrecognized prior-service costs	N/A	(197)

Accrued benefit cost recognized	$(128,048)	$(91,104)

Discount rate assumption as of December 31	5.60%	5.75%

As of December 31, 2006, the amounts included in accumulated other comprehensive income (loss) that have not yet been recognized in net benefit expense consist of:

2006
(Dollars in
thousands)

Actuarial loss	$(36,305)
Prior-service credit	3,535
Deferred tax benefit	12,780

$(19,990)

Amounts in 2007 that will be amortized from accumulated other comprehensive loss into net periodic benefit expense:
Actuarial loss	$2,091
Prior-service credit	(42)

Net periodic benefit expense for the years ended December 31 includes the following:

	2006	2005	2004
	(Dollars in thousands)

Service cost — benefits earned during the year	$2,311	$1,515	$1,308
Interest cost on benefit obligation	7,142	6,351	5,231
Net amortization and deferral	2,456	2,184	285
Curtailment loss	—	1,007	—

Net benefit expense	$11,909	$11,057	$6,824

Discount rate assumption at December 31:	5.75%	6.00%	6.25%

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

Included in the presentation above is benefit expense of $5.2 million and $3.6 million in 2005 and 2004, respectively, that relates to discontinued operations. As described above, these amounts have been reported in discontinued operations in Con-way’s consolidated statements of operations.

Expected benefit payments, which reflect expected future service, as appropriate, are summarized below. These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.

Benefit Payments
(Dollars in thousands)

Year ending December 31:
2007	$7,952
2008	8,514
2009	9,123
2010	9,800
2011	10,395
2012-2016	55,758

The assumed health-care cost trend rates used to determine the projected benefit obligation of the Postretirement Plan are as follows:

	2006	2005

Change in benefit obligation:
Health-care cost trend rate assumed for next year	9.50%	10.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.50%	5.50%
Year that the rate reaches the ultimate trend rate	2013	2013

Assumed health-care cost trends have a significant effect on the amounts reported for Con-way’s postretirement benefits. A one-percentage-point change in assumed health-care cost trend rates would change the aggregate service and interest cost by approximately $0.5 million and the accumulated and projected benefit obligation by approximately $7.3 million.

Other Compensation Plans

Con-way and each of its subsidiaries have adopted various plans relating to the achievement of specific goals to provide incentive compensation for designated employees. Total compensation earned by salaried participants of those plans was $29.4 million in 2006, $38.6 million in 2005, and $57.1 million in 2004, and by hourly participants was $20.7 million in 2006, $29.8 million in 2005, and $44.8 million in 2004.

10.	Share-Based Compensation

Under terms of Con-way’s share-based compensation plans, employees and directors may be granted options to purchase Con-way’s common stock and, in some cases, may be awarded nonvested shares of Con-way’s common stock (also known as restricted stock). Stock options are granted at prices equal to the market value of the common stock on the date of grant and expire 10 years from the date of grant. Generally, stock options are granted with three- or four-year graded-vesting terms, under which one-third or one-fourth of the award vests each year, respectively. Stock options granted in and after December 2004 generally have three-year graded-vesting terms, while stock options issued before that date generally have four-year graded-vesting terms. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the stock option plans). Effective September 26, 2006, Con-way’s Compensation Committee established vesting provisions for new option awards that provide for immediate vesting of unvested shares upon retirement. Stock options issued before that date generally provide for

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

continued vesting subsequent to the employee’s retirement. Shares of nonvested stock are valued at the market price of Con-way’s common stock at the date of award and are generally granted with three-year graded-vesting terms. At December 31, 2006, Con-way had 6,322,393 common shares available for the grant of stock options, restricted stock, or other share-based compensation under its equity plans.

Effective January 1, 2006, Con-way adopted the provisions of SFAS 123R, which requires recognition of compensation expense to share-based payment awards issued to Con-way’s employees and directors. Con-way previously applied the recognition provisions of APB 25 and provided the required pro forma disclosures under SFAS 123.

Pro Forma Information for Periods Prior to Adoption of SFAS 123R

Prior to the adoption of SFAS 123R, Con-way did not recognize compensation expense for stock option awards, as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. For shares of nonvested stock, Con-way recognized expense using the accelerated amortization method under FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” based on the estimated grant-date fair value.

In accordance with the disclosures required under SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation,” Con-way provided pro forma disclosures in periods prior to adoption of SFAS 123R. In the pro forma disclosures, compensation expense attributable to stock options and shares of nonvested common stock has been amortized on a straight-line basis over the requisite service period stated in the award and forfeitures have been recognized as they occurred.

The table below is presented for comparative purposes and illustrates the pro forma effect on net income (loss) and earnings (loss) per share as if Con-way had applied the fair-value recognition provisions of SFAS 123 to share-based compensation prior to January 1, 2006:

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004
	(Dollars in thousands, except per share data)

Net income (loss) applicable to common shareholders, as reported	$214,034	$(126,094)
Share-based compensation expense included in reported income (loss), net of tax	1,239	2,852
Compensation expense, net of tax, that would have been included in net income (loss) if the fair-value method had been applied	(5,931)	(11,476)

Pro forma net income (loss) as if the fair-value method had been applied	$209,342	$(134,718)

Earnings (loss) per share:
Basic:
As reported	$4.10	$(2.50)

Pro forma	$4.01	$(2.67)

Diluted:
As reported	$3.83	$(2.18)

Pro forma	$3.74	$(2.33)

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

Effect of the Adoption of SFAS 123R

Con-way adopted SFAS 123R using the modified prospective transition method beginning January 1, 2006. Under the modified prospective method, compensation expense recognized in 2006 includes (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, adjusted for estimated forfeitures, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

In accordance with SFAS 123R, compensation expense for options granted subsequent to January 1, 2006 will be recorded on a straight-line basis over the shorter of (1) the requisite service period stated in the award or (2) the period from the grant date of the award up to the employee’s retirement-eligibility date. For awards granted prior to, but not yet vested upon adoption of SFAS 123R, compensation expense will be recognized over the requisite service period stated in the award. The following expense was recognized under SFAS 123R:

	Year Ended December 31, 2006
	Stock	Nonvested
	Options	Stock
	(Dollars in thousands)

Compensation expense recognized
Selling, general and administrative expenses	$5,797	$1,630
Deferred income tax benefit	(2,225)	(636)

Decrease in net income	$3,572	$994

As a result of adopting SFAS 123R, Con-way’s basic and diluted earnings per share for 2006 was $0.07 lower than if Con-way had continued to account for share-based compensation under APB 25. SFAS 123R requires the benefits on tax deductions in excess of recognized compensation expense to be reported as a financing cash flow rather than as an operating activity, as required by APB 25. In accordance with SFAS 123R, $2.7 million of excess tax benefits were reported as financing cash flows in 2006. Prior-period cash flows have not been reclassified.

Valuation Assumptions

The fair value of each stock option grant is estimated using the Black-Scholes option pricing model. The following is a summary of the weighted-average assumptions used and the calculated weighted-average fair value:

	2006	2005	2004

Estimated fair value	$16.73	$18.17	$16.07
Risk-free interest rate	4.8%	3.8%	3.5%
Expected life (years)	4.50	5.53	5.76
Expected volatility	31%	42%	45%
Expected dividend yield	1.08%	1.18%	1.18%

The risk-free interest rate is determined using the U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The expected life of the option is derived from a binomial lattice model, which is based on the historical rate of voluntary exercises, post-vesting terminations and volatility. Expected volatility is based on the historical volatility of Con-way’s common stock over the most recent period equal to the expected term of the option.

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

Share-Based Payment Award Activity

The following table summarizes stock-option award activity for 2006:

	Stock Options
		Wtd-Avg.
	Number of	Exercise
	Options	Price

Outstanding at December 31, 2005	1,729,550	$34.29
Granted	344,400	54.56
Exercised	(392,200)	31.19
Expired or cancelled	(38,460)	44.02

Outstanding at December 31, 2006	1,643,290	$39.05

Exercisable at December 31, 2006	899,260	$32.91

	Outstanding	Exercisable

Weighted-average remaining contractual term	6.49 years	5.07 years
Aggregate intrinsic value (in thousands)	$12,381	$12,202

The aggregate intrinsic value reported in the table above represents the total pretax value, based on Con-way’s closing common stock price of $44.04 at December 31, 2006 that would have been received by employees and directors had all of the holders exercised their in-the-money stock options on that date. The aggregate intrinsic value of options exercised in 2006 was $9.7 million, the total amount of cash received from the exercise of options was $12.2 million and the related tax benefit realized from the exercise of options was $4.3 million. The total unrecorded deferred compensation cost on stock options, net of forfeitures, was $6.7 million, which is expected to be recognized over a weighted-average period of 1.41 years.

The following table summarizes nonvested stock award activity for 2006:

	Nonvested Stock
		Wtd-Avg.
	Number of	Grant-Date
	Awards	Price

Outstanding at December 31, 2005	158,048	$40.62
Awarded	20,186	51.51
Vested	(55,825)	36.89

Outstanding at December 31, 2006	122,409	$44.12

The total fair value of nonvested stock that became vested in 2006 was $3.1 million, based on Con-way’s closing common stock price on the vesting date. The total unrecorded deferred compensation cost on shares of nonvested stock, net of forfeitures, was $2.5 million, which is expected to be recognized over a weighted-average period of 1.83 years. In connection with the adoption of SFAS 123R, Con-way eliminated the amount of deferred compensation related to shares of nonvested stock, as recorded in shareholder’s equity in the consolidated balance sheets on the date. As required by SFAS 123R, Con-way also reduced an equal and related amount of additional paid-in capital on common stock.

11.	Commitments and Contingencies

Spin-Off of CFC

On December 2, 1996, Con-way completed the spin-off of Consolidated Freightways Corporation (“CFC”) to Con-way’s shareholders. CFC was, at the time of the spin-off, a party to certain multiemployer pension plans

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

covering some of its current and former employees. The cessation of its U.S. operations in 2002 resulted in CFC’s “complete withdrawal” (within the meaning of applicable federal law) from these multiemployer plans, at which point it became obligated, under federal law, to pay its share of any unfunded vested benefits under those plans.

It is possible that the trustees of CFC’s multiemployer pension plans may assert claims that Con-way is liable for amounts owing to the plans as a result of CFC’s withdrawal from those plans and, if so, there can be no assurance that those claims would not be material. Con-way has received requests for information regarding the spin-off of CFC from representatives from some of the pension funds, and, in accordance with federal law, Con-way has responded to those requests.

Con-way believes that it would ultimately prevail if any such claims were made, although there can be no assurance in this regard due to various unknowns, including possible adverse judicial decisions in other cases. Con-way believes that the amount of those claims, if asserted, could be material, and a judgment against Con-way for all or a significant part of these claims could have a material adverse effect on Con-way’s financial condition, results of operations and cash flows.

Prior to the enactment in April 2004 of the Pension Funding Equity Act of 2004, if the multiemployer funds had asserted such claims against Con-way, Con-way would have had a statutory obligation to make cash payments to the funds prior to any arbitral or judicial decisions on the funds’ determinations. Under the facts related to the CFC withdrawals and the law in effect after enactment of the Pension Funding Equity Act of 2004, Con-way would no longer be required to make such payments to the multiemployer funds unless and until final decisions in arbitration proceedings, or in court, upheld the funds’ determinations. As a result of the matters discussed above, Con-way can provide no assurance that matters relating to the spin-off of CFC will not have a material adverse effect on Con-way’s financial condition, results of operations or cash flows.

Other

In February 2002, a lawsuit was filed against EWA in the District Court for the Southern District of Ohio, alleging violations of the Worker Adjustment and Retraining Notification Act (the “WARN Act”) in connection with employee layoffs and ultimate terminations due to the August 2001 grounding of EWA’s airline operations and the shutdown of the airline operations in December 2001. The court subsequently certified the lawsuit as a class action on behalf of affected employees laid off between August 11 and August 15, 2001. The WARN Act generally requires employers to give 60-days notice, or 60-days pay and benefits in lieu of notice, of any shutdown of operations or mass layoff at a site of employment. The estimated range for potential loss on this matter is zero to approximately $9 million, including interest. Con-way intends to continue to vigorously defend the lawsuit.

In September 2003, Con-way received notice from the U.S. Attorney’s Office for the District of Columbia that EWA was being considered for possible civil action under the False Claims Act for allegedly submitting false invoices to the USPS for payment under the Priority Mail contract. EWA subsequently entered into a tolling agreement with the government in order to give the parties more time to investigate the allegations. In November 2006, Con-way paid $10.0 million to the USPS in settlement of substantially all claims relating to the Priority Mail contract, an amount equal to a previously established reserve.

Con-way is a defendant in various other lawsuits incidental to its businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material effect on Con-way’s financial condition, results of operations or cash flows.

12.	Segment Reporting

Con-way discloses segment information in the manner in which the components are organized for making operating decisions, assessing performance and allocating resources. For financial reporting purposes, Con-way is divided into three reporting segments: Con-way Freight and Transportation, Menlo Worldwide and Con-way Other. Menlo Worldwide consists of the operating results of Menlo Worldwide Logistics (“Logistics”) and Vector, a joint

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

venture with GM that is accounted for as an equity-method investment. Certain corporate activities are reported in the Con-way Other reporting segment.

Re-branding Initiative

In April 2006, shareholders approved management’s proposal to change the Company’s name to Con-way Inc. As a part of the strategy to bring the Company’s operations under a single master brand, the former Con-way Transportation Services reporting segment was renamed Con-way Freight and Transportation and several name changes were made to business units that comprise the reporting segment. The Con-way Freight and Transportation reporting segment consists of the combined operating results of Con-way Freight and Con-way Transportation.

Con-way Freight includes the U.S. less-than-truckload (“LTL”) companies, formerly known as Con-Way Western Express, Con-Way Central Express and Con-Way Southern Express, which are being converted to the single Con-way Freight logo and colors. Also included in Con-way Freight are Con-Way Canada Express, which is renamed Con-way Canada, and Con-way Mexico. Collectively, these units provide primarily next-day and second-day LTL freight transportation throughout the U.S., Canada and Mexico within an integrated regional-carrier network.

Con-way Transportation primarily provides asset-based regional and transcontinental full-truckload services, and domestic brokerage services for truckload and intermodal shipments. Under the new master brand initiative, Con-way Truckload and Road Systems, a trailer manufacturing company, will retain their existing names. However, the former Con-Way NOW expediting unit and Con-Way Full Load brokerage units were renamed, collectively, Con-way Expedite and Brokerage. As more fully discussed below, the expedited-shipping portion of that business was sold in July 2006. The truckload-brokerage portion of that business was merged into Con-way Truckload in September 2006 and was then integrated with Logistics in January 2007, as more fully discussed below.

Logistics will continue to operate under its existing name within the corporate Con-way master brand while Con-way examines global trademark issues. Once the research is completed, a decision to change the Menlo name to Con-way will be considered.

Integration of Former Con-way Transportation Business

Effective in January 2007, Logistics integrated into its operations the truckload-brokerage business. The move is expected to leverage Logistics’ significant procurement volumes of purchased transportation to improve both the value to customers and to improve the margin earned on the services provided. The integration of the truckload-brokerage business is also expected to expand logistics-services opportunities through access to truckload-brokerage customers and to leverage the shared expertise of the logistics and truckload-brokerage professionals.

Sale and Closure of Businesses Reported in Discontinued Operations

In June 2006, Con-way closed the operations of its domestic air freight forwarding business known as Con-way Forwarding, and in 2004, Con-way and MW sold MWF to UPS, as more fully discussed in Note 2, “Discontinued Operations.” Accordingly, the results of operations, net liabilities, and cash flows of the Menlo Worldwide Forwarding segment and the Con-way Forwarding reporting unit have been segregated and reported as discontinued operations, except where otherwise noted.

Sales of Businesses Reported in Continuing Operations

In December 2006, Con-way recognized the sale to GM of MW’s membership interest in Vector. The sale of Vector did not qualify as a discontinued operation due to its classification as an equity-method investment, and accordingly, the $41.0 million gain recognized from the sale is reported in net income from continuing operations in the Menlo Worldwide reporting segment, as more fully discussed in Note 3, “Investment in Unconsolidated Joint Venture.”

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

In July 2006, Con-way sold the expedited-shipping portion of the former Con-way Expedite and Brokerage business. In connection with the sale to Panther II Transportation, Inc. (“Panther”), Con-way received proceeds of $8.0 million and recognized a gain of $6.2 million. As a sale of assets, the gain is reported in net income from continuing operations in the Con-way Freight and Transportation reporting segment. Under an agreement with Panther, Con-way sold to Panther the customer list, owner-operator relationships and certain equipment of its expedited-shipping business and retained the portion of business involved in truckload brokerage. As part of the transaction, Con-way executed a non-compete agreement with Panther and agreed to exit the expedited-shipping market immediately.

Financial Data

Management evaluates segment performance primarily based on revenue and operating income (loss), except for Vector, which is evaluated based on MW’s proportionate share of Vector’s income before taxes. Accordingly, interest expense, investment income and other non-operating items are not reported in segment results. Corporate expenses are generally allocated based on measurable services provided to each segment or, for general corporate expenses, based on segment revenue and capital employed. Inter-segment revenue and related operating income have been eliminated to reconcile to consolidated revenue and operating income. Transactions within and between segments are generally made at cost, with the exception of intra-segment revenue of Road Systems, which is intended to reflect the fair value of the trailers manufactured by Road Systems and sold to Con-way Freight and Transportation.

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Revenues from External Customers
Con-way Freight and Transportation	$2,866,177	$2,775,901	$2,483,733
Menlo Worldwide Logistics	1,355,301	1,339,674	1,174,831

	$4,221,478	$4,115,575	$3,658,564

Inter-segment Revenues
Con-way Freight and Transportation	$62,850	$81,938	$51,741
Menlo Worldwide Logistics	226	—	278

	$63,076	$81,938	$52,019

Revenues before Inter-segment Eliminations
Con-way Freight and Transportation	$2,929,027	$2,857,839	$2,535,474
Menlo Worldwide Logistics	1,355,527	1,339,674	1,175,109
Inter-segment Revenue Eliminations	(63,076)	(81,938)	(52,019)

	$4,221,478	$4,115,575	$3,658,564

Operating Income (Loss)
Con-way Freight and Transportation	$324,686	$331,972	$247,820
Menlo Worldwide
Logistics	25,649	26,672	22,718
Vector	55,050	20,257	18,253

	80,699	46,929	40,971
Con-way Other	(1,106)	(3,759)	(4,459)

	$404,279	$375,142	$284,332
Reconciliation of segments to consolidated amount:
Income tax related to Vector, an equity-method investment	(2,451)	(4,196)	—

	$401,828	$370,946	$284,332

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Depreciation and Amortization, net of Accretion
Con-way Freight and Transportation	$121,637	$108,069	$96,961
Menlo Worldwide
Logistics	6,859	8,623	7,843
Other	—	4	4,117

	6,859	8,627	11,960
Con-way Other	10,704	7,571	6,560

	$139,200	$124,267	$115,481

Capital Expenditures
Con-way Freight and Transportation	$284,032	$198,511	$145,451
Menlo Worldwide
Logistics	8,663	9,798	5,135
Other	—	—	948

	8,663	9,798	6,083
Con-way Other	6,516	3,156	1,259

	$299,211	$211,465	$152,793

Identifiable Assets
Con-way Freight and Transportation	$1,406,183	$1,276,539	$1,145,919
Menlo Worldwide
Logistics	226,760	302,969	218,915
Other	55,316	12,300	21,872

	282,076	315,269	240,787
Con-way Other	611,143	846,810	1,059,752
Assets of discontinued operations	2,487	21,000	31,066

	$2,301,889	$2,459,618	$2,477,524

Geographic Data

For geographic reporting, freight transportation revenues are allocated equally between the origin and destination service centers. Revenues for contract services are allocated to the country in which the services are performed. Long-lived assets outside of the United States were immaterial for all periods presented.

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Revenues
United States	$4,072,007	$3,967,132	$3,550,870
Canada	67,744	63,395	51,993
Other	81,727	85,048	55,701

Total	$4,221,478	$4,115,575	$3,658,564

13.	Related Party Transactions

One of Con-way’s directors, Robert P. Wayman, served as executive vice president and chief financial officer of Hewlett-Packard Company (“HP”). Mr. Wayman retired from HP effective on December 31, 2006, but will retain his position on HP’s board of directors until HP’s annual meeting of shareholders in March 2007. Menlo Worldwide

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

Logistics provides services to HP under large integrated logistics projects that accounted for revenue of $221.9 million in 2006, $203.0 million in 2005, and $187.4 million in 2004. At December 31, 2006 and 2005, amounts due from HP of $36.1 million and $29.8 million, respectively, were included in trade accounts receivable, net in Con-way’s consolidated balance sheets. Con-way’s Board of Directors has considered all of the relevant facts and circumstances relating to services provided by Menlo Worldwide Logistics to HP, and concluded that these services do not constitute a material relationship between Mr. Wayman and the Company.

14.	Quarterly Financial Data

Con-way Inc.

Quarterly Financial Data

	March 31	June 30	September 30	December 31
	(Dollars in thousands except per share data)
	(Unaudited)

2006 — Quarter Ended
Operating Results
Revenues	$1,045,992	$1,100,052	$1,076,807	$998,627
Operating Income(a)	77,908	111,833	102,315	109,772
Income from Continuing Operations before Income Taxes	77,184	110,370	98,442	106,313
Net Income from Continuing Operations (after preferred stock dividends)(b)	46,230	74,144	63,030	81,773
Net Income Available to Common Shareholders(b)	44,671	68,924	63,030	82,353
Per Common Share
Basic Earnings
Net Income from Continuing Operations	$0.89	$1.49	$1.32	$1.75
Net Income Available to Common Shareholders	0.86	1.39	1.32	1.76
Diluted Earnings
Net Income from Continuing Operations	0.84	1.40	1.24	1.65
Net Income Available to Common Shareholders	0.81	1.30	1.24	1.66
Market Price
High	58.12	61.87	59.07	49.42
Low	48.22	49.23	43.18	42.09
Cash Dividends	0.10	0.10	0.10	0.10
2005 — Quarter Ended
Operating Results
Revenues(a)	$935,595	$1,021,565	$1,084,457	$1,073,958
Operating Income	73,850	104,112	103,756	89,228
Income from Continuing Operations before Income Taxes	66,919	98,466	100,266	86,705
Net Income from Continuing Operations (after preferred stock dividends)(b)	39,474	66,808	63,206	53,159
Net Income Available to Common Shareholders(b)	29,086	69,071	65,992	49,885

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

	March 31	June 30	September 30	December 31
	(Dollars in thousands except per share data)
	(Unaudited)

Per Common Share
Basic Earnings
Net Income from Continuing Operations	$0.75	$1.28	$1.21	$1.02
Net Income Available to Common Shareholders	0.56	1.32	1.27	0.96
Diluted Earnings
Net Income from Continuing Operations	0.70	1.20	1.13	0.96
Net Income Available to Common Shareholders	0.52	1.24	1.18	0.90
Market Price
High	50.51	47.53	53.43	59.79
Low	43.39	41.38	44.49	49.85
Cash Dividends	0.10	0.10	0.10	0.10

(a)	The comparability of Con-way’s consolidated operating income was affected by the following:

Accounting events:

•	Effective January 1, 2006, Con-way adopted SFAS 123R under the modified-prospective method. Prior-period financial statements have not been adjusted.

•	Effective in the fourth quarter of 2006, Con-way Freight adopted a change in its accounting policy for tires from a capitalize-and-amortize method to an expense-as-incurred method. The change was retrospectively applied to prior-period financial statements.

Unusual income:

•	Gain of $6.2 million in the fourth quarter of 2006 from the sale of assets related to Con-way Expedite

•	Gain of $41.0 million in the fourth quarter of 2006 from the sale of MW’s membership interest in Vector (excluding the gain, Con-way after June 30, 2006 recognized only $2.0 million of operating income associated with Vector business cases that were in-process at June 30, 2006)

(b) The comparability of Con-way’s tax provision and net income was affected by the following:

•	Tax benefits of $7.2 million in the second quarter of 2006 related to the settlement with the IRS of previous tax filings

•	Tax benefits of $2.9 million in the third quarter of 2006 from the utilization of capital-loss carryforwards that offset tax on the sale of Con-way Expedite

•	Tax benefits of $14.8 million in the fourth quarter of 2006 from the utilization of capital-loss carryforwards that offset tax on the sale of MW’s membership interest

•	Tax benefits of $7.0 million in the second quarter of 2005 related to the settlement with the IRS of previous tax filings

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures.

Con-way’s management, with the participation of Con-way’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Con-way’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, Con-way’s Chief Executive Officer and Chief Financial Officer have concluded that Con-way’s disclosure controls and procedures are effective as of the end of such period.

(b)  Internal Control Over Financial Reporting.

There have not been any changes in Con-way’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Con-way’s internal control over financial reporting.

(c)  Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the company’s financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management followed the internal control integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to establish, document, test, and maintain a system of internal control over the financial reporting processes. Management’s assessment is that as of the end of fiscal-year 2006, there is effective internal control over financial reporting.

KPMG LLP, the independent registered public accounting firm that audited the company’s financial statements included in the annual report, has issued an attestation report on management’s assessment of the company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Con-way Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Con-way Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Con-way Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Con-way Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in “Internal control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Con-way Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Con-way Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 27, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Portland, Oregon
February 27, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

Information for Items 10 through 14 of Part III of this Report appears in the Proxy Statement for Con-way’s Annual Meeting of Shareholders to be held on April 17, 2007 (the “2007 Proxy Statement”), as indicated below. For the limited purpose of providing the information required by these items, the 2007 Proxy Statement is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding members of Con-way’s Board of Directors and Code of Ethics is presented in the 2007 Proxy Statement and is incorporated herein by reference. Information regarding executive officers of Con-way is included above in Part I under the caption “Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is presented in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is presented in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions, and director independence is presented in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is presented in the 2007 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page

(a)	1.	FINANCIAL STATEMENTS:
		Report of Independent Registered Public Accounting Firm by KPMG LLP	37
		Consolidated Balance Sheets at December 31, 2006 and 2005	38
		Statements of Consolidated Operations for the years ended December 31, 2006, 2005 and 2004	40
		Statements of Consolidated Cash Flows for the years ended December 31, 2006, 2005 and 2004	41
		Statements of Consolidated Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004	42
		Notes to Consolidated Financial Statements	44
	2.	FINANCIAL STATEMENT SCHEDULE
		Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	83
		Schedule II — Valuation and Qualifying Accounts	84
	3.	EXHIBITS
		Exhibits are being filed in connection with this Report and are incorporated herein by reference. The Exhibit Index on pages 87 through 90 is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Con-way Inc.:

Under date of February 27, 2007, we reported on the consolidated balance sheets of Con-way Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, which are included in this Form 10-K for the year ended December 31, 2006. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in this Form 10-K for the years ended December 31, 2006, 2005 and 2004. This financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan, which was adopted as of December 31, 2006.

/s/  KPMG LLP

Portland, Oregon
February 27, 2007

Schedule II

Con-way Inc.
Valuation and Qualifying Accounts
Three Years Ended December 31, 2006

Description

Allowance for uncollectible accounts

		Additions
		(1)	(2)
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other	Deductions	End of
	Period	Expenses	Accounts	(a)	Period
	(Dollars in thousands)

2006	$6,769	$2,902	$81	$(6,162)	$3,590
2005	6,501	4,688	803	(5,223)	6,769
2004	10,849	4,856	203	(9,407)	6,501

(a)	Accounts written off net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Con-way Inc.
(Registrant)

/s/ Douglas W. Stotlar
Douglas W. Stotlar
President and Chief Executive Officer

February 27, 2007

/s/ Kevin C. Schick
Kevin C. Schick
Senior Vice President and Chief Financial Officer

February 27, 2007

/s/ Kevin S. Coel
Kevin S. Coel
Vice President and Controller

February 27, 2007

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Keith Kennedy, Jr. W. Keith Kennedy, Jr.	Chairman of the Board	February 27, 2007

/s/ Douglas W. Stotlar Douglas W. Stotlar	Director	February 27, 2007

/s/ John J. Anton John J. Anton	Director	February 27, 2007

William R. Corbin	Director	February 27, 2007

/s/ Margaret G. Gill Margaret G. Gill	Director	February 27, 2007

Robert Jaunich II	Director	February 27, 2007

Henry H. Mauz, Jr.	Director	February 27, 2007

Michael J. Murray	Director	February 27, 2007

/s/ John C. Pope John C. Pope	Director	February 27, 2007

/s/ Robert D. Rogers Robert D. Rogers	Director	February 27, 2007

/s/ William J. Schroeder William J. Schroeder	Director	February 27, 2007

Peter W. Stott	Director	February 27, 2007

/s/ Robert P. Wayman Robert P. Wayman	Director	February 27, 2007

Chelsea C. White III	Director	February 27, 2007

INDEX TO EXHIBITS
ITEM 15(3)

Exhibit No.

(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession:
	2.1	Con-way Inc. plan for discontinuance of Con-way Forwarding (Item 2.05 to Con-way’s Report on Form 8-K filed on June 5, 2006*).
(3)	Articles of incorporation and by-laws:
	3.1	Con-way Inc. Certificate of Incorporation, as amended April 18, 2006 (Exhibit 3.1 to Con-way’s Form 10-Q for the quarter ended March 31, 2006*).
	3.2	Con-way Inc. Bylaws, as amended April 18, 2006 (Exhibit 3.2 to Con-way’s Form 10-Q for the quarter ended March 31, 2006*).
(4)	Instruments defining the rights of security holders, including debentures:
	4.1	Certificate of Designations of the Series B Cumulative Convertible Preferred Stock (Exhibit 4.1 as filed on Form SE dated May 25, 1989*).
	4.2	Form of Indenture between CNF Transportation Inc. and Bank One Trust Company, National Association (Exhibit 4(d)(i) to Con-way’s Form 8-K dated March 3, 2000*).
	4.3	Form of Security for 8 7/8% Notes due 2010 issued by CNF Transportation Inc. (Exhibit 4(i) to Con-way’s Form 8-K dated March 3, 2000*).
	4.4	Supplemental Indenture No. 1 dated as of April 30, 2004 to Indenture dated as of March 8, 2000 between CNF Inc. as issuer and The Bank of New York, N.A. as successor trustee, relating to 6.70% Senior Debentures due 2034 (filed as Exhibit 4.2 to Form S-4 dated June 4, 2004*).
	4.5	Form of Global 6.70% Senior Debentures due 2034 (included in Exhibit 4.2 to Form S-4 dated June 4, 2004*).
	4.6	$400 million Credit Agreement dated March 11, 2005 among Con-way Inc. and various financial institutions (Exhibit 4.9 to Con-way’s Form 10-K for the year ended December 31, 2004*).
	4.7	Amendment No. 1 dated September 30, 2006 to the $400 million Credit Agreement dated March 11, 2005 (Exhibit 99.3 to Con-way’s Report on Form 8-K filed on September 29, 2006*).
	4.8	Subsidiary Guaranty Agreement dated as of March 11, 2005, made by Con-Way Transportation Services, Inc., Menlo Worldwide, LLC and Menlo Logistics Inc. in favor of the banks referred to in 4.6 (Exhibit 4.10 to Con-way’s Form 10-K for the year ended December 31, 2004*).
Instruments defining the rights of security holders of long-term debt of Con-way Inc., and its subsidiaries for which financial statements are required to be filed with this Form 10-K, of which the total amount of securities authorized under each such instrument is less than 10% of the total assets of Con-way Inc. and its subsidiaries on a consolidated basis, have not been filed as exhibits to this Form 10-K. Con-way agrees to furnish a copy of each applicable instrument to the Securities and Exchange Commission upon request.
(10)	Material contracts:
	10.1	Distribution Agreement between Consolidated Freightways, Inc., and Consolidated Freightways Corporation dated November 25, 1996 (Exhibit 10.34 to Con-way’s Form 10-K for the year ended December 31, 1996*).
	10.2	Employee Benefit Matters Agreement by and between Consolidated Freightways, Inc. and Consolidated Freightways Corporation dated December 2, 1996 (Exhibit 10.33 to Con-way’s form 10-K for the year ended December 31, 1996*#).
	10.3	Transition Services Agreement between CNF Service Company, Inc. and Consolidated Freightways Corporation dated December 2, 1996 (Exhibit to Con-way’s Form 10-K for the year ended December 31, 1996*).
	10.4	Tax Sharing Agreement between Consolidated Freightways, Inc., and Consolidated Freightways Corporation dated December 2, 1996 (Exhibit to Con-way’s Form 10-K for the year ended December 31, 1996*).
	10.5	Stock Purchase Agreement between CNF Inc. and Menlo Worldwide, LLC and United Parcel Service dated October 5, 2004 (Exhibit 99.1 to Con-way’s Form 8-K dated October 6, 2004*).

Exhibit No.

10.6	Amendment No. 1 dated December 17, 2004 to the Stock Purchase Agreement between CNF Inc. and Menlo Worldwide, LLC and United Parcel Service dated October 5, 2004 (Exhibit 99.1 to Con-way’s Form 8-K dated December 21, 2004*).
10.7	Transition Services Agreement between CNF Inc and Menlo Worldwide, LLC and United Parcel Service date October 5, 2004 (Exhibit 99.1 to Con-way’s Form 8-K dated October 6, 2004*).
10.8	Summary of Certain Compensation Arrangements (Exhibit 10.3 to Con-way’s Form 10-Q for the quarter ended March 31, 2005*#).
10.9	Summary of Certain Compensation Arrangements (Exhibit 10.9 to Con-way’s Form 10-K for the year ended December 31, 2005*#).
10.10	Summary of Material Executive Employee Agreements (Item 1.01 to Con-way’s Report on Form 8-K filed on June 6, 2005*#).
10.11	Con-way Inc. 1997 Equity and Incentive Plan (2006 Amendment and Restatement) (Exhibit 99.7 to Con-way’s Report on Form 8-K filed on December 6, 2005*#).
10.12	Con-way Inc. Value Management Plan (2006 Amendment and Restatement) (Exhibit 99.8 to Con-way’s Report on Form 8-K filed on December 6, 2005*#).
10.13	Restricted Stock Award Agreement between Con-way Inc. and Douglas W. Stotlar dated December 17, 2004 (Exhibit 10.75 to Con-way’s Form 10-K for the year ended December 31, 2004*#).
10.14	Stock Option Agreement between Con-way Inc. and Douglas W. Stotlar dated December 17, 2004 (Exhibit 10.76 to Con-way’s Form 10-K for the year ended December 31, 2004*#).
10.15	Form of Stock Option Agreement (Exhibit 99.10 to Con-way’s Report on Form 8-K filed on December 6, 2005*#).
10.16	Form of Restricted Stock Award Agreement (Exhibit 99.11 to Con-way’s Report on Form 8-K filed on December 6, 2005*#).
10.17	Supplemental Retirement Plan dated January 1, 1990 (Exhibit 10.31 to Con-way’s Form 10-K for the year ended December 31, 1993*#).
10.18	Supplemental Excess Retirement Plan dated January 1, 2005 (Exhibit 99.4 to Con-way’s Form 8-K dated December 8, 2004*#).
10.19	Con-way Inc. Deferred Compensation Plan for Executives 1998 Restatement (Exhibit 10.20 to Con-way’s Form 10-K for the year ended December 31, 1997*#).
10.20	Amendment No. 1 dated June 28, 1999, to the Con-way Inc. Deferred Compensation Plan for Executives 1998 Restatement (Exhibit 10.30 to Con-way’s Form 10-K for the year ended December 31, 2002*#).
10.21	Amendment No. 2 dated August 21, 2000, to the Con-way Inc. Deferred Compensation Plan for Executives 1998 Restatement (Exhibit 10.31 to Con-way’s Form 10-K for the year ended December 31, 2002*#).
10.22	Amendment No. 3 dated January 29, 2001, to the Con-way Inc. Deferred Compensation Plan for Executives 1998 Restatement (Exhibit 10.32 to Con-way’s Form 10-K for the year ended December 31, 2002*#).
10.23	Amendment No. 4 dated May 14, 2001, to the Con-way Inc. Deferred Compensation Plan for Executives 1998 Restatement (Exhibit 10.33 to Con-way’s Form 10-K for the year ended December 31, 2002*#).
10.24	Amendment No. 5 dated December 4, 2001, to the Con-way Inc. Deferred Compensation Plan for Executives 1998 Restatement (Exhibit 10.34 to Con-way’s Form 10-K for the year ended December 31, 2002*#).
10.25	Amendment No. 6 dated June 3, 2004, to the Con-way Inc. Deferred Compensation Plan for Executives 1998 Restatement.#
10.26	Amendment No. 7 dated December 13, 2004, to the Con-way Inc. Deferred Compensation Plan for Executives 1998 Restatement.#

Exhibit No.

10.27	2007 Amendment dated January 29, 2007, to the Con-way Inc. Deferred Compensation Plan for Executives 1998 Restatement (Exhibit 99.4 to Con-way’s Report on Form 8-K filed on January 31, 2007*#).
10.28	Con-way Inc 2005 Deferred Compensation Plan for Executives (Exhibit 99.9 to Con-way’s Report on Form 8-K filed on December 6, 2005*#).
10.29	Amendment No. 1 dated September 25, 2005, to the Con-way Inc. 2005 Deferred Compensation Plan for Executives (Item 1.01 to Con-way’s Report on Form 8-K filed on September 29, 2005*#).
10.30	Amendment No. 2 and No. 3 dated December 5, 2005, to the Con-way Inc. 2005 Deferred Compensation Plan for Executives (Exhibit 99.9 to Conway’s Report on Form 8-K filed on December 6, 2005*#).
10.31	Amendment No. 4 dated June 25, 2006, to the Con-way Inc. 2005 Deferred Compensation Plan for Executives.#
10.32	Amendment No. 5 dated December 4, 2006, to the Con-way Inc. 2005 Deferred Compensation Plan for Executives (Exhibit 99.3 to Con-way’s Report on Form 8-K filed on December 7, 2006*#).
10.33	Con-way Inc. Nonqualified Executive Benefit Plans Trust Agreement 2004 Restatement dated as of December 30, 2004 between Con-way Inc. and Wachovia Bank, NA (Exhibit 10.5 to Con-way’s Form 10-Q for the quarter ended March 31, 2005*#).
10.34	Form of Con-way Inc. Tier I Severance Agreement (Exhibit 99.1 to Con-way’s Report on Form 8-K filed on December 6, 2005*#).
10.35	Form of Subsidiary Tier I Severance Agreement (Exhibit 99.2 to Con-way’s Report on Form 8-K filed on December 6, 2005*#).
10.36	Form of Con-way Inc. Tier II Severance Agreement (Exhibit 99.3 to Con-way’s Report on Form 8-K filed on December 6, 2005*#).
10.37	Form of Subsidiary Tier II Severance Agreement (Exhibit 99.4 to Con-way’s Report on Form 8-K filed on December 6, 2005*#).
10.38	Form of Tier II Vector SCM, LLC Agreement (Exhibit 99.5 to Con-way’s Report on Form 8-K filed on December 6, 2005*#).
10.39	Amended and Restated Executive Severance Plan (Exhibit 99.6 to Con-way’s Report on Form 8-K filed on December 6, 2005*#).
10.40	CNF Inc. 2003 Equity Incentive Plan for Non-Employee Directors (Exhibit 10.2 to Con-way’s Form 10-Q for the quarter ended March 31, 2005*#).
10.41	Form of Restricted Stock Award Agreement for directors of Con-way (Exhibit 99.1 to Con-way’s Form 8-K dated April 28, 2005*#).
10.42	Con-way Inc. Deferred Compensation Plan for Non-Employee Directors 1998 Restatement (Exhibit 10.34 to Con-way’s Form 10-K for the year ended December 31, 1997*#).
10.43	2007 Amendment dated January 29, 2007, to the Con-way Inc. Deferred Compensation Plan for Non-Employee Directors 1998 Restatement (Exhibit 99.5 to Con-way’s Report on Form 8-K filed on January 31, 2007*#).
10.44	Con-way Inc. 2005 Deferred Compensation Plan for Non-Employee Directors effective January 1, 2005 (Exhibit 99.2 to Con-way’s Form 8-K dated December 8, 2004*#).
10.45	Amendment No. 1 to the Con-way Inc. 2005 Deferred Compensation Plan for Non-Employee Directors dated December 4, 2006 (Exhibit 99.4 to Con-way’s Report on Form 8-K filed on December 7, 2006*#).
10.46	Directors’ 24-Hour Accidental Death and Dismemberment Plan (Exhibit 10.32 to Con-way’s Form 10-K for the year ended December 31, 1993*#).
10.47	Directors’ Business Travel Insurance Plan (Exhibit 10.36 to Con-way’s Form 10-K for the year ended December 31, 1993*#).
10.48	Emery Air Freight Plan for Retirees, effective October 31, 1987 (Exhibit 4.23 to the Emery Air Freight Corporation Quarterly Report on Form 10-Q ended September 30, 1987*#).

Exhibit No.

	10.49	Con-way Inc. 2006 Equity and Incentive Plan (Exhibit B to Con-way’s Proxy Statement filed on March 17, 2006*#).
	10.50	Amendment No. 1 to the Con-way Inc. 2006 Equity and Incentive Plan dated September 26, 2006 (Exhibit 99.1 to Con-way’s Report on Form 8-K filed on September 29, 2006*#).
	10.51	Amendment No. 2 to the Con-way Inc. 2006 Equity and Incentive Plan dated December 4, 2006 (Exhibit 99.2 to Con-way’s Report on Form 8-K filed on December 7, 2006*#).
	10.52	Summary of Material Executive Employee Relocation Package (Item 1.01 to Con-way’s Report on Form 8-K filed on August 25, 2006*#).
	10.53	Amended Form of Stock Option Agreement (Exhibit 99.2 to Con-way’s Report on Form 8-K filed on September 29, 2006*#).
	10.54	Summary of Revisions to Incentive Compensation and Value Management Plan Awards (Item 1.01(c) to Con-way’s Report on Form 8-K filed on September 29, 2006*#).
	10.55	Summary of Executive Stock Ownership Guidelines (Item 1.01(d) to Con-way’s Report on Form 8-K filed on September 29, 2006*#).
	10.56	Summary of Changes to Con-way’s Pension and Retirement Benefits Programs (Exhibit 99.1 to Con-way’s Report on Form 8-K filed on October 17, 2006*).
	10.57	Executive Incentive Compensation Plan (Exhibit 99.1 to Con-way’s Report on Form 8-K filed on December 7, 2006*#).
	10.58	Summary of Directors Stock Ownership Guidelines (Item 7.01 to Con-way’s Report on Form 8-K filed on December 7, 2006*#).
	10.59	Summary of Directors Compensation Arrangements (Item 7.01 to Con-way’s Report on Form 8-K filed on December 7, 2006*#).
	10.60	Summary of Certain Compensation Arrangements (Item 5.02 to Con-way’s Report on Form 8-K filed on January 31, 2007*#).
	10.61	Form of Performance Share Plan Unit Grant Agreement (Exhibit 99.3 to Con-way’s Report on Form 8-K filed on January 31, 2007*#).
(12)	Computation of ratios of earnings to fixed charges.
(18)	Preferability Letter of Independent Registered Public Accounting Firm related to the change in accounting policy for tires.
(21)	Significant Subsidiaries of Con-way Inc.
(23)	Consent of Independent Registered Public Accounting Firm.
(31)	Certification of Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional documents:
	99.1	Con-way Inc. 2006 Notice of Annual Meeting and Proxy Statement filed on Form DEF 14A. (Only those portions referenced herein are incorporated in this Form 10-K. Other portions are not required and, therefore, are not “filed” as a part of this Form 10-K. *).
	99.2	Note Agreement dated as of July 17, 1989, between the ESOP, Consolidated Freightways, Inc. and the Note Purchasers named therein (Exhibit 28.1 as filed on Form SE dated July 21, 1989*).
	99.3	Guarantee and Agreement dated as of July 17, 1989, delivered by Consolidated Freightways, Inc. (Exhibit 28.2 as filed on Form SE dated July 21, 1989*)

Footnotes to Exhibit Index

*	Previously filed with the Securities and Exchange Commission and incorporated herein by reference.

#	Designates a contract or compensation plan for Management or Directors.