Form 10-Q
period 2007-03-31
Con-way Inc.
filed 2007-05-08
CIK 23675

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---            SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2007

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


             Number of shares of Common Stock, $.625 par value,
                outstanding as of April 30, 2007:  45,646,890







                                CON-WAY INC.
                                  FORM 10-Q
                       Quarter Ended March 31, 2007

_______________________________________________________________________________
_______________________________________________________________________________

                                    INDEX



PART I.FINANCIAL INFORMATION                                        Page

   Item 1. Financial Statements

           Consolidated Balance Sheets -
             March 31, 2007 and December 31, 2006                     3

           Statements of Consolidated Income -
             Three Months Ended March 31, 2007 and 2006               5

           Statements of Consolidated Cash Flows -
             Three Months Ended March 31, 2007 and 2006               6

           Notes to Consolidated Financial Statements                 7

   Item 2. Management's Discussion and Analysis of Financial
             Condition  and Results of Operations                    16

   Item 3. Quantitative and Qualitative Disclosures about
             Market Risk                                             27

   Item 4. Controls and Procedures                                   28


PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                         29

   Item 1A.Risk Factors                                              29

   Item 2. Unregistered Sales of Equity Securities and
             Use of Proceeds                                         30

   Item 4. Submission of Matters to a Vote of Security Holders       30

   Item 6. Exhibits                                                  31

   Signatures                                                        32




                        PART I. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


                                CON-WAY INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                           (Dollars in thousands)



                                                     March 31,   December 31,
ASSETS                                                 2007          2006
                                                   ------------  ------------

Current Assets
  Cash and cash equivalents                        $   290,067   $   260,039
  Marketable securities                                225,920       184,525
  Trade accounts receivable, net                       477,466       439,727
  Other accounts receivable                             25,408       107,520
  Operating supplies, at lower of
   average cost or market                               25,530        19,223
  Prepaid expenses                                      46,196        34,445
  Deferred income taxes                                 43,187        43,107
  Assets of discontinued operations                      2,008         1,898
                                                   ------------  ------------
    Total Current Assets                             1,135,782     1,090,484
                                                   ------------  ------------


Property, Plant and Equipment, at cost
  Land                                                 159,307       159,506
  Buildings and leasehold improvements                 694,945       688,644
  Revenue equipment                                    963,340       970,290
  Other equipment                                      243,135       239,244
                                                   ------------  ------------
                                                     2,060,727     2,057,684
  Accumulated depreciation and amortization           (961,611)     (939,709)
                                                   ------------  ------------
                                                     1,099,116     1,117,975
                                                   ------------  ------------

Other Assets
  Deferred charges and other assets                     27,373        26,621
  Capitalized software, net                             32,772        34,831
  Deferred income taxes                                 28,586        31,978
                                                   ------------  ------------
                                                        88,731        93,430
                                                   ------------  ------------

Total Assets                                       $ 2,323,629   $ 2,301,889
                                                   ============  ============

      The accompanying notes are an integral part of these statements.




                               CON-WAY INC.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
              (Dollars in thousands except per share amounts)



                                                     March 31,   December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                   2007          2006
                                                   ------------  ------------

Current Liabilities
  Accounts payable                                 $   256,243   $   240,870
  Accrued liabilities                                  231,819       202,923
  Income taxes payable                                   8,752            --
  Self-insurance accruals                               96,094        92,372
  Current maturities of long-term debt                  22,730        18,635
  Liabilities of discontinued operations                 4,693         5,002
                                                   ------------  ------------
    Total Current Liabilities                          620,331       559,802

Long-Term Liabilities
  Long-term debt and guarantees                        533,697       557,723
  Self-insurance accruals                              118,928       114,431
  Employee benefits                                    283,797       314,559
  Other liabilities and deferred credits                19,576        14,595
                                                   ------------  ------------
    Total Liabilities                                1,576,329     1,561,110
                                                   ------------  ------------

Commitments and Contingencies (Notes 2 and 10)

Shareholders' Equity
  Preferred stock, no par value; authorized
   5,000,000 shares: Series B, 8.5% cumulative,
   convertible, $.01 stated value; designated
   1,100,000 shares; issued 591,532 and 603,816
   shares, respectively                                      6             6
  Additional paid-in capital, preferred stock           89,966        91,834
  Deferred compensation, defined contribution plan     (28,948)      (31,491)
                                                   ------------  ------------
    Total Preferred Shareholders' Equity                61,024        60,349
                                                   ------------  ------------

  Common stock, $.625 par value; authorized
   100,000,000 shares; issued 61,816,791 and
   61,616,649 shares, respectively                      38,543        38,434
  Additional paid-in capital, common stock             557,479       549,267
  Retained earnings                                    871,791       847,068
  Cost of repurchased common stock
   (16,024,967 and 15,168,447 shares,
   respectively)                                      (681,756)     (638,929)
                                                   ------------  ------------
    Total Common Shareholders' Equity                  786,057       795,840
                                                   ------------  ------------
  Accumulated Other Comprehensive Loss                 (99,781)     (115,410)
                                                   ------------  ------------
    Total Shareholders' Equity                         747,300       740,779
                                                   ------------  ------------
      Total Liabilities and Shareholders' Equity
                                                   $ 2,323,629   $ 2,301,889
                                                   ============  ============

     The accompanying notes are an integral part of these statements.




                                CON-WAY INC.
                     STATEMENTS OF CONSOLIDATED INCOME
                                (Unaudited)
              (Dollars in thousands except per share amounts)



                                                       Three Months Ended
                                                           March 31,
                                                   --------------------------
                                                       2007          2006
                                                   ------------  ------------
Revenues                                           $ 1,002,191   $ 1,045,992

Costs and Expenses
  Salaries, wages and other employee benefits          440,002       430,762
  Purchased transportation                             256,859       303,116
  Depreciation and amortization                         37,063        35,392
  Maintenance                                           25,260        25,903
  Rents and leases                                      18,234        19,704
  Purchased labor                                       15,159        14,845
  Other operating expenses                             151,242       142,556
  Loss (income) from equity investment                   2,699        (4,194)
                                                   ------------  ------------
                                                       946,518       968,084

                                                   ------------  ------------
Operating Income                                        55,673        77,908
                                                   ------------  ------------

Other Income (Expense)
  Investment income                                      5,448         6,942
  Interest expense                                      (8,551)       (8,148)
  Miscellaneous, net                                      (225)          482
                                                   ------------  ------------
                                                        (3,328)         (724)
                                                   ------------  ------------

Income from Continuing Operations before
 Income Tax Provision                                   52,345        77,184
  Income Tax Provision                                  21,626        29,191
                                                   ------------  ------------

Income from Continuing Operations                       30,719        47,993
                                                   ------------  ------------

Discontinued Operations, net of tax
  Loss from Discontinued Operations                         --          (753)
  Gain (Loss) from Disposal                              2,919          (806)
                                                   ------------  ------------
                                                         2,919        (1,559)

Net Income                                              33,638        46,434
  Preferred Stock Dividends                              1,714         1,763
                                                   ------------  ------------

Net Income Available to Common Shareholders        $    31,924   $    44,671
                                                   ============  ============

Net Income From Continuing Operations Available
 to Common Shareholders                            $    29,005   $    46,230
                                                   ============  ============

Weighted-Average Common Shares Outstanding
   Basic                                            45,990,811    51,921,645
   Diluted                                          49,145,454    55,381,912

Earnings (Loss) per Common Share
   Basic
    Net Income from Continuing Operations          $      0.63   $      0.89
    Loss from Discontinued Operations                       --         (0.01)
    Gain (Loss) from Disposal                             0.06         (0.02)
                                                   ------------  ------------
    Net Income Available to Common Shareholders    $      0.69   $      0.86
                                                   ============  ============

   Diluted
    Net Income from Continuing Operations          $      0.60   $      0.84
    Loss from Discontinued Operations                       --         (0.01)
    Gain (Loss) from Disposal                             0.05         (0.02)
                                                   ------------  ------------
    Net Income Available to Common Shareholders    $      0.65   $      0.81
                                                   ============  ============


      The accompanying notes are an integral part of these statements.


                                CON-WAY INC.
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                                (Unaudited)
                           (Dollars in thousands)

                                                       Three Months Ended
                                                           March 31,
                                                   --------------------------
                                                       2007          2006
                                                   ------------  ------------

Cash and Cash Equivalents, Beginning of Period     $   260,039   $   514,275
                                                   ------------  ------------

Operating Activities
Net income                                              33,638        46,434
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Discontinued operations, net of tax                  (2,919)        1,559
   Depreciation and amortization, net of accretion      35,750        34,290
   Increase in deferred income taxes                     1,870         1,272
   Amortization of deferred compensation                 2,543         2,285
   Share-based compensation                              2,381         1,488
   Provision for uncollectible accounts                    478           495
   Loss (Income) from equity investment                  2,699        (4,194)
   Loss (Gain) from sales of property and equipment,
    net                                                   (245)            9
   Changes in assets and liabilities:
     Receivables                                       (42,565)       (2,805)
     Prepaid expenses                                  (11,751)      (11,773)
     Accounts payable                                   17,448        19,447
     Accrued incentive compensation                    (16,770)      (18,107)
     Accrued liabilities, excluding accrued             29,774        30,310
      incentive compensation and employee benefits
     Self-insurance accruals                             8,219         1,005
     Income taxes                                       39,370        23,885
     Employee benefits                                   6,420         7,996
     Deferred charges and credits                        2,080         5,760
     Other                                              (6,169)       (8,476)
                                                   ------------  ------------
   Net Cash Provided by Operating Activities           102,251       130,880
                                                   ------------  ------------

Investing Activities
   Capital expenditures                                (25,021)      (58,381)
   Software expenditures                                (1,279)       (3,678)
   Proceeds from sales of property and equipment, net    5,257         1,522
   Proceeds from sale of equity-method investment       51,900            --
   Net increase in marketable securities               (41,395)      (51,505)
                                                   ------------  ------------
   Net Cash Used in Investing Activities               (10,538)     (112,042)
                                                   ------------  ------------

Financing Activities
   Repayment of long-term debt and guarantees          (18,609)      (15,008)
   Proceeds from exercise of stock options               5,494         4,168
   Excess tax benefit from stock option exercises          301           405
   Payments of common dividends                         (4,615)       (5,213)
   Payments of preferred dividends                      (4,027)       (4,311)
   Repurchases of common stock                         (45,075)      (37,481)
                                                   ------------  ------------
   Net Cash Used in Financing Activities               (66,531)      (57,440)
                                                   ------------  ------------

   Net Cash Provided by (Used in) Continuing
    Operations                                          25,182       (38,602)
                                                   ------------  ------------

Discontinued Operations
   Net Cash Provided by (Used in) Operating
    Activities                                           4,846          (367)
   Net Cash Used in Investing Activities                    --          (101)
                                                   ------------  ------------
   Net Cash Provided by (Used in) Discontinued
    Operations                                           4,846          (468)
                                                   ------------  ------------

   Increase (Decrease) in Cash and Cash
    Equivalents                                         30,028       (39,070)
                                                   ------------  ------------
Cash and Cash Equivalents, End of Period           $   290,067   $   475,205
                                                   ============  ============

Supplemental Disclosure
   Cash paid (refunded) for income taxes, net      $   (20,549)  $     3,380
                                                   ============  ============
   Cash paid for interest, net of amounts
    capitalized                                    $       728   $     1,417
                                                   ============  ============


      The accompanying notes are an integral part of these statements.





                                CON-WAY INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.  Principal Accounting Policies

Organization

The term "Con-way" or "Company" refers to Con-way Inc. and its subsidiaries. Con-way provides transportation, logistics, and supply-chain management services for a wide range of manufacturing, industrial, and retail customers. For financial reporting purposes, Con-way is divided into four reporting segments: Con-way Freight and Transportation, Menlo Worldwide Logistics, Vector and Con-way Other. Con-way Freight and Transportation primarily provides regional next-day, second-day, and transcontinental less-than-truckload freight transportation throughout the U.S., and in Canada, Puerto Rico and Mexico, as well as asset-based regional and transcontinental full-truckload services. Menlo Worldwide Logistics develops contract logistics solutions, including the management of complex distribution networks and supply-chain engineering and consulting, and also provides domestic brokerage services for intermodal shipments. Vector served as the lead logistics manager for General Motors ("GM") prior to GM's exercise of its call right to purchase Con-way's membership interest in Vector on June 23, 2006, as more fully discussed in Note 3, "Sale of Unconsolidated Joint Venture." Certain corporate activities are reported in the Con-way Other reporting segment.

Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the accompanying consolidated financial statements of Con-way Inc. and its wholly owned subsidiaries have been prepared by Con-way, without audit by an independent registered public accounting firm. In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the consolidated financial statements included in Con-way's 2006 Annual Report on Form 10-K. Results for the periods presented are not necessarily indicative of annual results.


Earnings per Share ("EPS")

Basic EPS is computed by dividing reported earnings (loss) by the weighted-average common shares outstanding. Diluted EPS is calculated as follows:


 (Dollars in thousands except per share data)         Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                     2007          2006
                                                 ------------  ------------
 Numerator:
  Continuing operations (after preferred stock
   dividends), as reported                       $    29,005   $    46,230
    Add-backs:
     Dividends on Series B preferred
      stock, net of replacement funding                  249           255
                                                 ------------  ------------
  Continuing operations                               29,254        46,485
                                                 ------------  ------------
  Discontinued operations                              2,919        (1,559)
                                                 ------------  ------------
  Available to common shareholders               $    32,173   $    44,926
                                                 ============  ============

Denominator:
  Weighted-average common shares outstanding      45,990,811    51,921,645
  Stock options and nonvested stock                  369,710       480,805
  Series B preferred stock                         2,784,933     2,979,462
                                                 ------------  ------------
                                                  49,145,454    55,381,912
                                                 ============  ============

 Anti-dilutive stock options not included in
   denominator                                       952,200       598,335
                                                 ============  ============

 Earnings (Loss) per Diluted Share:
  Continuing operations                          $      0.60   $      0.84
  Discontinued operations                               0.05         (0.03)
                                                 ------------  ------------
  Available to common shareholders               $      0.65   $      0.81
                                                 ============  ============


New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair-value measurements and does not require any new fair-value measurements. The effective date of SFAS 157 is the first fiscal year beginning after November 15, 2007, and interim periods within those years, which for Con-way is the first quarter of 2008. Con-way does not expect the adoption of SFAS 157 to have a material effect on its financial statements.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair-value option has been elected will be reported in earnings. The effective date for SFAS 159 is the first fiscal year beginning after November 15, 2007, which for Con-way is the first quarter of 2008. Con-way is currently evaluating the elective option under SFAS 159, but does not expect that adoption will have a material effect on its financial statements.

Reclassification

Certain amounts in the prior-period financial statements have been reclassified to conform to the current-period presentation.


2.  Discontinued Operations

Discontinued operations in the periods presented relate to (1) the closure of Con-way Forwarding in June 2006, (2) the sale of Menlo Worldwide Forwarding, Inc. and its subsidiaries and Menlo Worldwide Expedite!, Inc. (collectively "MWF") in December 2004, and (3) the shut-down of Emery Worldwide Airlines, Inc. ("EWA") in December 2001. The results of operations, net liabilities, and cash flows of discontinued operations have been segregated from continuing operations, except where otherwise noted.

Results of discontinued operations are summarized below:

                                                      Three Months Ended
                                                          March 31,
                                                 --------------------------
 (Dollars in thousands)                              2007          2006
                                                 ------------  ------------

 Revenues
  Con-way Forwarding                             $        --   $    12,155

 Loss from Discontinued Operations
  Con-way Forwarding
    Loss before income tax benefit                        --        (1,470)
    Income tax benefit                                    --           717
                                                 ------------  ------------
                                                 $        --   $      (753)
                                                 ============  ============
 Gain (Loss) from Disposal, net of tax
    MWF                                          $        27   $      (380)
    EWA                                                2,892          (426)
                                                 ------------  ------------
                                                 $     2,919   $      (806)
                                                 ============  ============

The assets and liabilities of discontinued operations are presented in the consolidated balance sheets under the assets (or liabilities) of discontinued operations. At March 31, 2007 and December 31, 2006, assets of discontinued operations were $2.0 million and $1.9 million respectively, and liabilities of discontinued operations were $4.7 million and $5.0 million, respectively.

Con-way Forwarding

In June 2006, Con-way closed the operations of its domestic air freight forwarding business known as Con-way Forwarding. The decision to close the operating unit was made following management's detailed review of the unit's competitive position and its prospects in relation to Con-way's long-term strategies. As a result of the closure, Con-way in 2006 recognized net losses of $4.2 million (net of $3.0 million of tax benefits), consisting primarily of a $5.1 million second-quarter loss (net of a $2.8 million tax benefit) for the write-off of non-transferable capitalized software and other assets, a loss related to non-cancelable operating leases, and other costs.

MWF

In October 2004, Con-way and Menlo Worldwide, LLC ("MW") entered into a stock purchase agreement with United Parcel Service, Inc. ("UPS") to sell all of the issued and outstanding capital stock of MWF. Con-way completed the sale in December 2004. The stock purchase agreement excludes the assets and liabilities related to EWA, and the obligation related to former MWF employees covered under Con-way's domestic pension, postretirement medical and long-term disability plans. Under the stock purchase agreement, Con-way has agreed to a three-year non-compete covenant that, subject to certain exceptions, will limit Con-way's annual air freight and ocean forwarding and/or customs brokerage revenues to $175 million through December 19, 2007. Con-way has also agreed to indemnify UPS against certain losses that UPS may incur after the closing of the sale with certain limitations. Any losses related to these indemnification obligations or any other costs, including any future cash expenditures, related to the sale that have not been estimated and recognized will be recognized in future periods as an additional loss from disposal when and if incurred.

See Note 2, "Discontinued Operations," of Item 8, "Financial Statements and Supplementary Data," in Con-way's 2006 Annual Report on Form 10-K for a complete description of the disposition of MWF, including a discussion of losses from impairment and disposal of MWF and of cash payments received from UPS in connection with the sale of MWF. As more fully discussed in Note 9, "Income Taxes," Con-way's disposal of MWF generated a capital loss for tax purposes.

EWA

The results of EWA relate to the cessation of its air-carrier operations in 2001. In the first quarter of 2007, EWA recognized a net gain of $2.9 million (net of tax of $1.7 million), due primarily to a recovery of prior losses. EWA's estimated loss reserves declined to $3.8 million at March 31, 2007, from $4.0 million at December 31, 2006, due primarily to the cash payment of liabilities. EWA's remaining loss reserves at March 31, 2007 were reported in liabilities of discontinued operations and consisted of Con-way's estimated remaining exposure related to the labor matters described below.

In connection with the cessation of its air-carrier operations in 2001, EWA terminated the employment of all of its pilots and flight crewmembers. Those pilots and crewmembers were represented by the Air Line Pilots Association ("ALPA") under a collective bargaining agreement. Subsequently, ALPA filed grievances on behalf of the pilots and flight crewmembers protesting the cessation of EWA's air-carrier operations and MWF's use of other air carriers. These matters have been the subject of litigation in U.S. District Court and state court in California, including litigation brought by ALPA and by former EWA pilots and crewmembers no longer represented by ALPA. On June 30, 2006, EWA, for itself and for Con-way Inc. and Menlo Worldwide Forwarding, Inc. ("MWF, Inc."), concluded a final settlement of the California state court litigation. Under the terms of the settlement, plaintiffs received a cash payment of $9.2 million from EWA, and the lawsuit was dismissed with prejudice. The cash settlement reduced by an equal amount its estimated loss reserve applicable to the grievances filed by ALPA. On August 8, 2006, EWA paid $10.9 million to settle the litigation brought by ALPA that finally concluded litigation with former EWA pilots and flight crewmembers still represented by ALPA as of that date. The remaining matters are also the subject of a claim by former EWA pilots and flight crewmembers no longer represented by ALPA that has been ordered by the court to binding arbitration. Other former pilots have also initiated litigation in federal court. Based on management's current evaluation, Con-way believes that it has provided for its estimated remaining exposure related to these matters. However, there can be no assurance in this regard as Con-way cannot predict with certainty the ultimate outcome of these matters.


3.  Sale of Unconsolidated Joint Venture

Vector SCM, LLC ("Vector") was a joint venture formed with GM in December 2000 for the purpose of providing logistics management services on a global basis for GM, and for customers in addition to GM.

GM Exercise of Call Right

On June 23, 2006, GM exercised its right to purchase Con-way's membership interest in Vector. On December 11, 2006, an independent financial advisor established a fair value for Vector that was agreed upon by Con-way and GM. The advisor established a fair value of $96.4 million for the membership interests of both joint-venture partners, including a fair value of $84.8 million that was attributable to Con-way's membership interest in Vector.

As a result of the agreed-upon valuation, Con-way in December 2006 recognized a receivable from GM of $51.9 million (an amount equal to the $84.8 million fair value of Con-way's membership interest reduced by Con-way's $32.9 million payable to Vector) and also recognized a $41.0 million gain (an amount equal to the $51.9 million receivable reduced by Con-way's $9.0 million net investment in Vector and $1.9 million of sale-related costs). In January 2007, Con-way received a $51.9 million payment from GM.

Operating Results from Vector

Although Con-way owned a majority interest in Vector, Con-way's portion of Vector's operating results have been reported as an equity-method investment based on GM's ability to control certain operating decisions. Prior to the sale of Vector, Con-way's proportionate share of the net income from Vector is reported in Con-way's statements of consolidated income as a reduction of operating expenses.

Except for the sale-related gain described above, Vector's segment results subsequent to June 30, 2006 include only profit or loss associated with the settlement of business-case activity related to the periods prior to June 30, 2006. In connection with these business cases, Con-way at December 31, 2006 reported a $2.7 million receivable from GM. Following negotiation with GM in the first quarter of 2007, the business-case receivable due from GM could not be collected, and accordingly, a $2.7 million charge was recognized in the Vector reporting segment to write off the outstanding receivable from GM.

Transition and Related Services

Pursuant to a closing agreement, GM and Con-way specified the transition services, primarily accounting assistance, and the compensation amounts for such services, to be provided to GM through the transition period ended March 23, 2007. In addition, GM and Con-way entered into an agreement for Con-way to provide certain information-technology support services at an agreed-upon compensation for a period of up to one year from the closing date. Under these agreements, Menlo Worldwide Logistics in the first quarter of 2007 reported revenue of $2.8 million, primarily for information-technology services provided to GM.

See Note 3, "Investment in Unconsolidated Joint Venture," of Item 8, "Financial Statements and Supplementary Data," in Con-way's 2006 Annual Report on Form 10-K for a complete description of Vector, including a discussion of Con-way's net investment in Vector and other sale-related amounts.


4. Segment Reporting

Con-way discloses segment information in the manner in which the components are organized for making operating decisions, assessing performance and allocating resources. Management evaluates segment performance primarily based on revenue and operating income (loss). Accordingly, interest expense, investment income and other non-operating items are not reported in segment results. Corporate expenses are generally allocated based on measurable services provided to each segment or, for general corporate expenses, based on segment revenue and capital employed. Inter-segment revenue and related operating income have been eliminated to reconcile to consolidated revenue and operating income.

For financial reporting purposes, Con-way is divided into four reporting segments: Con-way Freight and Transportation, Menlo Worldwide Logistics, Vector and Con-way Other. Vector served as the lead logistics manager for GM prior to GM's exercise of its call right to purchase Con-way's membership interest in Vector on June 23, 2006. In December 2006, Con-way recognized the sale to GM of Con-way's membership interest in Vector. The sale of Vector did not qualify as a discontinued operation due to its classification as an equity-method investment, and accordingly, Vector's income or losses are reported in net income from continuing operations. Effective January 1, 2007, the operating results of Vector are reported separately as a single reporting segment and are excluded from the results of the Menlo Worldwide reporting segment. Segment reporting disclosures have been reclassified for all periods presented.


 (Dollars in thousands)                               Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                     2007          2006
                                                 ------------  ------------
 Revenues from External Customers
  Con-way Freight and Transportation             $   681,710   $   696,130
  Menlo Worldwide Logistics                          320,481       349,862
                                                 ------------  ------------
                                                 $ 1,002,191   $ 1,045,992
                                                 ============  ============

 Inter-segment Revenues
  Con-way Freight and Transportation             $    13,802   $    23,209
  Menlo Worldwide Logistics                              117            --
                                                 ------------  ------------
                                                 $    13,919   $    23,209
                                                 ============  ============

 Revenues before Inter-segment Eliminations
  Con-way Freight and Transportation             $   695,512   $   719,339
  Menlo Worldwide Logistics                          320,598       349,862
   Inter-segment Revenue Eliminations                (13,919)      (23,209)
                                                 ------------  ------------
                                                 $ 1,002,191   $ 1,045,992
                                                 ============  ============
 Operating Income (Loss)
  Con-way Freight and Transportation             $    53,875   $    66,803
  Menlo Worldwide Logistics                            6,536         6,185
  Vector                                              (2,699)        4,194
  Con-way Other                                       (2,039)          726
                                                 ------------  ------------
                                                 $    55,673   $    77,908
                                                 ============  ============


5.  Employee Benefit Plans

In the periods presented, employees of Con-way and its subsidiaries in the U.S. were covered under several retirement benefit plans, including defined benefit pension plans, a defined contribution retirement plan, and a postretirement medical plan. Con-way's defined benefit pension plans include "qualified" plans that are eligible for certain beneficial treatment under the Internal Revenue Code ("IRC"), as well as "non-qualified" plans that do not meet IRC criteria.

In October 2006, Con-way's Board of Directors approved changes to Con-way's retirement benefit plans that are intended to preserve the retirement benefits earned by existing employees under Con-way's primary qualified defined benefit pension plan (the "Primary DB Plan") and its primary non-qualified supplemental defined benefit pension plan (the "Supplemental DB Plan") while expanding benefits earned under its defined contribution plan (the "Primary DC Plan") and its new supplemental defined contribution plan (the "Supplemental DC Plan"). The major provisions were effective January 1, 2007, and are more fully discussed in Note 9, "Employee Benefit Plans," of
Item 8, "Financial Statements and Supplementary Data," in Con-way's 2006 Annual Report on Form 10-K.

Defined Benefit Pension Plans

Con-way's qualified defined benefit pension plans (collectively, the "Qualified Pension Plans") consist mostly of the Primary DB Plan, which covers the non-contractual employees and former employees of Con-way's continuing operations as well as former employees of its discontinued operations. Con-way's other qualified defined benefit pension plans cover only the former employees of discontinued operations.

Con-way also sponsors the Supplemental DB Plan and several other unfunded non-qualified defined benefit plans (collectively, the "Non-Qualified Pension Plans"). The Supplemental DB Plan provides additional benefits for certain employees who are affected by IRC limitations on compensation eligible for benefits available under the qualified Primary DB Plan.

     Adoption of SFAS 158 - Measurement-Date Provision

Effective January 1, 2007, Con-way adopted the measurement-date provisions of SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of SFAS 87, 88, 106, and 132R," which require employers to measure plan assets and obligations as of the end of the fiscal year. Accordingly, Con-way changed its measurement date to December 31 from November 30 for all of its defined benefit pension plans. Under the transition provisions of SFAS 158, Con-way recognized a $21.3 million decrease in plan-related employee benefit liabilities, an $8.3 million decline in related deferred tax assets, and a $13.0 million increase in shareholders' equity. The beginning-of-period increase to shareholders' equity consisted of a $2.6 million decline in retained earnings to recognize pension cost for December 2006 and a $15.6 million decline in accumulated other comprehensive loss primarily to recognize the effect of an increase in the plan-related discount rate to 5.95% at December 31, 2006 from 5.85% at November 30, 2006.

     Net Periodic Pension Expense (Income)

The following table summarizes the components of net periodic benefit expense (income) for Con-way's defined benefit pension plans:

                            Qualified Pension             Non-Qualified
                                  Plans                   Pension Plans
                         -------------------------  -------------------------
                            Three Months Ended         Three Months Ended
                                 March 31,                  March 31,
                         -------------------------  -------------------------
 (Dollars in thousands)       2007        2006         2007        2006
                         ------------ ------------  ------------ ------------

Service cost - benefits
 earned during the
  quarter                $        40  $    13,410   $        --  $       210
Interest cost on benefit
 obligation                   17,049       14,161         1,199        1,120
Expected return on plan
 assets                      (23,267)     (17,338)           --           --
Net amortization and
 deferral                       (334)       1,978           578          593
                         ------------ ------------  ------------ ------------
 Net periodic benefit
  expense (income)       $    (6,512) $    12,211   $     1,777  $     1,923
                         ============ ============  ============ ============


In April 2007, Con-way contributed $12.7 million to the Qualified Pension Plans. Con-way does not currently anticipate making any further contributions to the plans in 2007.

Defined Contribution Retirement Plan

Effective January 1, 2007, amendments to Con-way's Primary DC Plan increased the contributions made by Con-way to its employees' 401(k) accounts. Con-way doubled its discretionary matching contributions under the Primary DC Plan to 50% of the first 6 percent of employees' eligible compensation (from 50% of the first 3 percent of eligible compensation) and will make additional contributions to employees' 401(k) accounts based on years of service. As a result, Con-way's expense related to its contributions under the Primary DC Plan increased to $21.1 million in the first quarter of 2007 from $3.8 million in the first quarter of 2006. At March 31, 2007 and December 31, 2006, Con-way had recognized accrued liabilities of $18.5 million and $1.4 million, respectively, for its contributions related to the Primary DC Plan.


Postretirement Medical Plan

The following table summarizes the components of net periodic benefit expense for the postretirement medical plan:

                                                      Three Months Ended
                                                          March 31,
                                                 --------------------------
 (Dollars in thousands)                              2007          2006
                                                 ------------  ------------

Service cost - benefits earned during the        $       581   $       528
 quarter
Interest cost on benefit obligation                    1,795         1,549
Net amortization and deferral                            500           516
                                                 ------------  ------------
Net periodic benefit expense                     $     2,876   $     2,593
                                                 ============  ============


6.  Comprehensive Income

Comprehensive income, which is a measure of all changes in equity except those resulting from investments by owners and distributions to owners, was as follows:

 (Dollars in thousands)                               Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                     2007          2006
                                                 ------------  ------------

Net income                                       $    33,638   $    46,434

Other comprehensive income:
 Foreign currency translation adjustment                  26           506
                                                 ------------  ------------
                                                 $    33,664   $    46,940
                                                 ============  ============


7.  Common Stock Repurchase Program

In April 2006, the Board of Directors authorized the repurchase of up to $400 million in Con-way's common stock through open-market transactions and privately negotiated transactions from time to time in such amounts as management deems appropriate through June 30, 2007. Under the program, Con-way repurchased common stock of $354.7 million from April 27, 2006 through March 31, 2007, leaving $45.3 million available for future repurchases of common stock.


8.  Share-Based Compensation

Under terms of the share-based compensation plans, Con-way grants various types of share-based compensation awards to employees and directors. The plan provides for awards in the form of stock options, nonvested stock (also known as restricted stock), and performance-share plan units.

Stock options are granted at prices equal to the market value of the common stock on the date of grant and expire 10 years from the date of grant. Generally, stock options are granted with three- or four-year graded-vesting terms, under which one-third or one-fourth of the award vests each year, respectively. Stock options granted in and after December 2004 generally have three-year graded-vesting terms, while stock options issued before that date generally have four-year graded-vesting terms. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the stock option plans). Effective September 26, 2006, Con-way established vesting provisions for new option awards that generally provide for immediate vesting of unvested shares upon retirement. Stock options issued before that date generally provide for continued vesting subsequent to the employee's retirement.

Shares of nonvested stock are valued at the market price of Con-way's common stock at the date of award and are generally granted with three-year graded-vesting terms.

In the first quarter of 2007, Con-way awarded performance-share plan units ("PSPUs") to employees. These shares are valued at the market price of Con-way's common stock at the date of award and vest three years from the grant date if certain performance criteria are achieved. If the maximum performance criteria are attained, award recipients may collectively earn up to 328,406 shares with a weighted-average grant-date value of $47. The amount of expense recorded each period is based on Con-way's current estimate of the number of shares that will ultimately vest.

The following expense was recognized for share-based compensation:

 (Dollars in            Three Months Ended             Three Months Ended
 thousands)               March 31, 2007                 March 31, 2006
                  ------------------------------ ------------------------------
                    Stock    Nonvested             Stock    Nonvested
                   Options   Stock and   Total    Options   Stock and   Total
                               PSPUs                          PSPUs
                  --------- ----------- -------- --------- ----------- --------
Salaries, wages
 and other
   benefits       $  1,509  $      872  $ 2,381  $  1,351  $      137  $ 1,488
Deferred income
 tax benefit          (577)       (340)    (917)     (519)        (53)    (572)
                  --------- ----------- -------- --------- ----------- --------
Net share-
 based
  compensation
   expense        $    932  $      532  $ 1,464  $    832  $       84  $   916
                  ========= =========== ======== ========= =========== ========


9.  Income Taxes

Con-way's effective tax rate of 41.3% in the first quarter of 2007 increased from 37.8% in the same quarter of last year, due primarily to various discrete tax adjustments in the first quarter of 2007, including a loss for the write-off of a receivable that was not deductible for tax purposes. As more fully discussed in Note 3, "Sale of Unconsolidated Joint Venture," a receivable due from GM could not be collected, and accordingly, a $2.7 million loss was recognized in the first quarter of 2007. As a sale-related receivable, the write-off was a capital loss for tax purposes and was not deductible from first-quarter ordinary income.

At December 31, 2006, Con-way reported an income tax receivable of $31.5 million in other accounts receivable in the consolidated balance sheet. In the first quarter of 2007, Con-way received tax refunds of $34.5 million, and at March 31, 2007, reported an accrued income tax liability of $8.8 million.

Disposal-Related Capital Loss

Con-way's disposal of MWF in December 2004, as more fully discussed in Note 2, "Discontinued Operations," generated a capital loss for tax purposes. Under current tax law, capital losses can only be used to offset capital gains. At the time of disposal, Con-way did not forecast any significant taxable capital gains in the five-year tax carry-forward period, and as a result, the cumulative disposal-related tax benefit was fully offset by a valuation allowance of an equal amount. The remaining disposal-related tax benefit and the associated valuation allowance declined to $11.4 million at March 31, 2007 from $11.8 million at December 31, 2006, due primarily to the net effect of Internal Revenue Service examination adjustments and the first-quarter capital loss described above.

Uncertain Tax Positions

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of SFAS 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Specifically, tax positions should be recognized in the financial statements only when management believes it is more likely than not that the position will be sustained upon examination by a taxing authority. If the position meets the more-likely-than-not criteria, it should be measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. FIN 48 requires previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold to be derecognized in the first subsequent financial reporting period in which the threshold is no longer met.

Con-way adopted the provisions of FIN 48 on January 1, 2007. As of the adoption date, Con-way reported gross tax-affected unrecognized tax benefits of $7.6 million, including $1.2 million of accrued interest and penalties
related to the unrecognized tax benefits.   Con-way classifies interest and
penalties expense related to income taxes as a component of income tax
expense.   Con-way estimates that $5.4 million of the unrecognized tax benefits, if recognized, would affect the effective tax rate. In the next 12 months, Con-way does not expect a significant increase or decrease to these estimates of unrecognized tax benefits.

In the normal course of business, Con-way is subject to examination by taxing authorities throughout the world. With few exceptions, Con-way is no longer subject to U.S. federal, state and local, or non-U.S. income-tax examinations for years before 1999. However, tax years from 1999 to 2006 are subject to examination in those jurisdictions.


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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                Introduction
                                ------------

Management's Discussion and Analysis of Financial Condition and Results of Operations (referred to as "Management's Discussion and Analysis") is intended to assist in a historical and prospective understanding of Con-way's financial condition, results of operations, and cash flows, including a discussion and analysis of the following:

   * Overview of Business
   * Results of Operations
   * Liquidity and Capital Resources
   * Critical Accounting Policies and Estimates
   * Forward-Looking Statements


                            Overview of Business
                            --------------------

The Company provides transportation, logistics and supply-chain management services for a wide range of manufacturing, industrial and retail customers. For financial reporting purposes, Con-way is divided into four reporting segments: Con-way Freight and Transportation, primarily a provider of regional less-than-truckload ("LTL") freight services; Menlo Worldwide Logistics, a provider of integrated contract logistics solutions; Vector, the former lead logistics manager for GM; and Con-way Other, which includes certain corporate activities. Vector served as the lead logistics manager for GM prior to GM's exercise of its call right to purchase Con-way's membership interest in Vector on June 23, 2006.

Con-way's operating-unit results depend on the number, weight and distance of shipments transported, the prices received on those shipments, and the mix of services provided to customers, as well as the fixed and variable costs incurred by Con-way in providing the services and the ability to manage those costs under changing circumstances. Con-way Freight and Transportation primarily transports shipments through a freight service center network while Menlo Worldwide Logistics manages the logistics functions of its customers and primarily utilizes third-party transportation providers for the movement of customer shipments.


                            Results of Operations
                            ---------------------

The following table compares Con-way's consolidated operating results for continuing and discontinued operations:

 (Dollars in thousands                                Three Months Ended
  except per share amounts)                               March 31,
                                                 --------------------------
                                                     2007          2006
                                                 ------------  ------------
Net Income (Loss)
  Continuing Operations 1                        $    29,005   $    46,230
  Discontinued Operations                              2,919        (1,559)
                                                 ------------  ------------
  Available to Common Shareholders               $    31,924   $    44,671
                                                 ------------  ------------

  Diluted Earnings (Loss) per Share
    Continuing Operations                        $       .60   $       .84
    Discontinued Operations                             0.05         (0.03)
                                                 ------------  ------------
  Available to Common Shareholders               $       .65   $       .81
                                                 ============  ============

1 After preferred stock dividends


Con-way's net income from continuing operations available to common shareholders decreased 37.3% to $29.0 million in the first quarter of 2007 from $46.2 million in the same period of 2006 due primarily to lower operating income from Con-way Freight and Transportation and from Vector. Con-way's diluted earnings per share from continuing operations decreased 28.6% to $0.60 in the first quarter of 2007 from $0.84 in 2006 due primarily to a decline in net income that was partially offset by the accretive effect of Con-way's share repurchase program. Primarily as the result of share repurchases, Con-way's average diluted shares outstanding declined to 49.1 million shares in the first quarter of 2007 from 55.4 million shares in the same period of 2006.

Net income available to common shareholders in the first quarter of 2007 included a $2.9 million gain from discontinued operations, while the first quarter of 2006 included a net loss of $1.6 million. The resulting net income available to common shareholders decreased to $31.9 million ($0.65 per diluted share) in the first quarter of 2007 from $44.7 million ($0.81 per diluted share) in the first quarter of 2006. Discontinued operations in the periods presented relate to the closure of Con-way Forwarding, the sale of MWF, and the shut-down of EWA, as more fully discussed in Note 2, "Discontinued Operations," of Item 1, "Financial Statements."

The overview below provides a high-level summary of Con-way's results from continuing operations for the periods presented and is intended to provide context for the remainder of the discussion on reporting segments. Refer to "Reporting Segment Review" below for more complete and detailed discussion and analysis.

 (Dollars in thousands)                               Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                     2007           2006
                                                 ------------  ------------
Revenues
  Con-way Freight and Transportation             $   681,710   $   696,130
  Menlo Worldwide Logistics                          320,481       349,862
                                                 ------------  ------------
                                                 $ 1,002,191   $ 1,045,992
                                                 ============  ============

Operating Income (Loss)
  Con-way Freight and Transportation             $    53,875   $    66,803
  Menlo Worldwide Logistics                            6,536         6,185
  Vector                                              (2,699)        4,194
  Con-way Other                                       (2,039)          726
                                                 ------------  ------------
                                                 $    55,673   $    77,908
                                                 ============  ============

Con-way's revenue of $1.0 billion in the first quarter of 2007 decreased 4.2% from the prior-year period, due to decreases at both revenue-generating segments. Revenue from Menlo Worldwide Logistics decreased 8.4% due principally to a 14.1% decline in carrier-management services, partially offset by a 10.9% increase in warehouse-management services. Con-way Freight and Transportation's revenue in the first quarter of 2007 declined 2.1% due primarily to a decline in revenue from Con-way Transportation following the sale of the expedited-shipping portion of the former Con-way Expedite and Brokerage business in July 2006. Lower revenues were also attributed to a 1.1% decline in revenue per day at Con-way Freight, which reflects a 2.3% decrease in weight per day and a 1.2% increase in yield.

In the first quarter of 2007, consolidated operating income decreased 28.5% from the same period last year due largely to lower operating income from Con-way Freight and Transportation and from Vector. Con-way Freight and Transportation's operating income in the first quarter of 2007 decreased 19.4%, due primarily to lower revenue and higher employee costs. Con-way recognized a $2.7 million loss for the write-off of a receivable related to the Vector sale, while the same period of 2006 included $4.2 million in income from Vector. The sale of Vector was recognized in December 2006 and no operating income from Vector was recognized for services subsequent to GM's exercise of its call right to purchase Con-way's membership interest in Vector in June 2006.

Under Con-way's re-branding initiative announced in April 2006, Con-way has recognized expense of $4.5 million, including $2.8 million in the first quarter of 2007, primarily for the conversion of trailers to the new Con-way graphic identity and for new uniforms. Under current estimates, Con-way expects to recognize approximately $12 million of additional re-branding expenses in the remainder of 2007 and another $8 million of re-branding expenses in 2008. Total estimated expenses of $24 million for the re-branding initiative consist primarily of the costs to re-brand tractors and trailers.

Other net expense in the first quarter of 2007 increased to $3.3 million from $0.7 million in the same period of 2006 due primarily to a reduction in investment income, adverse variations in foreign exchange transactions and an increase in interest expense. Investment income decreased $1.5 million due to lower average balances of interest-earning financial instruments. In the first quarter of 2007, other miscellaneous non-operating expense primarily reflects the adverse variations in foreign exchange transactions, which worsened comparative operating results by $0.5 million.

Con-way's effective tax rate of 41.3% in the first quarter of 2007 increased from 37.8% in the same quarter of last year, due primarily to various discrete tax adjustments in the first quarter of 2007, including a loss for the write-off of a receivable that was not deductible for tax purposes, as more fully discussed in Note 3, "Sale of Unconsolidated Joint Venture," of
Item 1, "Financial Statements."


                            Reporting Segment Review

Con-way Freight and Transportation

The following table compares operating results, operating margins, and the percentage change in selected operating statistics of the Con-way Freight and Transportation reporting segment:

 (Dollars in thousands)                               Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                     2007          2006
                                                 ------------  ------------
Summary of Operating Results
  Revenues                                       $   681,710   $   696,130
  Operating Income                                    53,875        66,803
  Operating Margin                                       7.9%          9.6%


                                                         2007 vs. 2006
                                                 --------------------------
Selected Freight Operating Statistics
  Revenue per day                                            -1.1%
  Weight per day                                             -2.3
  Revenue per hundredweight ("yield")                        +1.2
  Weight per shipment                                        -1.3


Con-way Freight and Transportation's revenue in the first quarter of 2007 declined 2.1% due primarily to a decline in revenue from Con-way Transportation following the sale of the expedited-shipping portion of the former Con-way Expedite and Brokerage business in July 2006. Lower revenues were also attributed to a 1.1% decline in revenue per day at Con-way Freight, which reflects a 2.3% decrease in weight per day and a 1.2% increase in yield. Beginning in June 2006, Con-way implemented targeted sales initiatives to reverse declines in weight transported. Management believes these initiatives have contributed to improvement in growth trends for weight transported as weight per day in March increased over the same month of 2006.

The yield increase of 1.2% in the first quarter of 2007 was due in part to a general rate increase instituted on March 19, 2007 and the effect of a 1.3% decrease in weight per shipment. Commensurate with the transportation cost per unit of weight, lower-weight shipments generally have higher yields. Like other LTL carriers, Con-way Freight assesses many of its customers with a fuel surcharge. Fuel surcharges are only one part of Con-way Freight's overall rate structure, and the total price that Con-way Freight receives from customers for its services is governed by market forces, as more fully discussed below in Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Fuel." Although fuel surcharges increase the revenue per hundredweight billed to customers, fuel surcharges did not change the percentage increase in Con-way's yield in the first quarter of 2007 when compared to the first quarter of last year.

Con-way Freight and Transportation's operating income in the first quarter of 2007 decreased 19.4%, due primarily to lower revenue and higher employee costs. Employee costs in the first quarter of 2007 increased 1.4% from the first quarter of 2006 due largely to increases in employee benefits and base compensation, partially offset by lower incentive compensation. Employee benefits expense increased 4.7% in the first quarter of 2007 due largely to higher self-insurance expense for health-care benefits and to an increase in the costs for paid time off. Base compensation in the first quarter of 2007 rose 1.5% due primarily to wage and salary rate increases and lower weather-related employee productivity, partially offset by the effect of lower average headcount. Incentive compensation in the first quarter of 2007 declined 21.4%, or $2.2 million, based on variations in operating income and other performance measures relative to incentive-plan targets.

In addition to its adverse effect on employee productivity, the unusually severe winter weather in the first quarter of 2007 also led to additional costs related to snow removal and equipment breakdowns, as well as operational difficulties that affected equipment utilization. Operating income was also negatively affected by costs incurred under Con-way's re-branding initiative and to a 6.2% increase in other operating costs, which include expenses associated with vehicular insurance and fuel-related taxes. Under Con-way's re-branding initiative announced in April 2006, Con-way Freight in 2007 incurred $2.8 million of first-quarter expenses related primarily to the conversion of trailers to the new Con-way graphic identity and to new uniforms.

In the first quarter of 2007, purchased transportation expense decreased 23.2% due to an increase in Con-way Freight's utilization of Con-way Truckload for linehaul services and to lower business volumes. Rent expense in the first quarter of 2007 decreased 22.7% due to a decreased demand for temporary rentals following tractor and trailer acquisitions in 2006 and the expiration of a long-term lease for trailers.


Menlo Worldwide Logistics

The table below compares operating results and operating margins of the Menlo Worldwide Logistics ("Logistics") reporting segment. The table summarizes Logistics' gross revenues as well as net revenues (revenues less transportation expenses). Carrier-management revenue is attributable to contracts for which Logistics manages the transportation of freight but subcontracts the actual transportation and delivery of products to third parties, which Logistics refers to as purchased transportation. Logistics' management places emphasis on net revenues as a meaningful measure of the relative importance of its principal services since gross revenues earned on most carrier-management services include the third-party carriers' charges to Logistics for carrying the shipments.

 (Dollars in thousands)                               Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                     2007          2006
                                                 ------------  ------------
Summary of Operating Results

  Revenues                                       $   320,481   $   349,862
  Purchased Transportation                          (216,358)     (255,465)
                                                 ------------  ------------
  Net Revenues                                       104,123        94,397

  Operating Income                                     6,536         6,185
  Operating Margin on Revenue                            2.0%          1.8%
  Operating Margin on Net Revenue                        6.3%          6.6%



Logistics' revenue in the first quarter of 2007 decreased 8.4% from the first quarter of 2006, due principally to a 14.1% decrease in carrier-management services, partially offset by a 10.9% increase in warehouse-management services. Net revenue in the first quarter of 2007 increased 10.3% over the same quarter last year. Higher first-quarter net revenue in 2007 reflects reductions in purchased transportation costs and an increase in the percentage of revenue derived from warehouse-management services, which has the effect of increasing gross revenues without an associated increase in purchased transportation. Purchased transportation costs fell 15.3% in the first quarter of 2007 due to decreases in carrier-management services and reductions in carrier rates.

Logistics' operating income in the first quarter of 2007 increased 5.7% from the first quarter of 2006, due primarily to growth in net revenue. Operating margin was adversely affected by increases in employee costs, purchased labor, and rent, but was positively impacted by income from information-technology services provided to GM, as more fully discussed in Note 3, "Sale of Unconsolidated Joint Venture," of Item 1, "Financial Statements."
Employee costs and purchased labor collectively increased 11.0% in the first quarter of 2007. Employee costs increased 12.0%, which reflect increases in base compensation and employee benefits. Base compensation in 2007 increased 10.6% due primarily to growth in average headcount and wage and salary rate increases that typically take effect in the first and third quarters of each year. Employee benefits expense increased 20.2% primarily from an increase in the cost of health-care benefits, which was due in part to a large single claim in the first quarter of 2007. Purchased labor costs increased 8.2% due to new warehouse-management projects. Logistics utilizes purchased labor extensively during the start-up phase of warehouse-management contracts and also selectively uses purchased labor on established warehouse-management contracts. Rent expense increased 14.1% due to new warehouse customer space requirements as well as expansion with existing customers.


Vector

In December 2006, Con-way recognized the sale to GM of Con-way's membership interest in Vector. The sale of Vector did not qualify as a discontinued operation due to its classification as an equity-method investment, and accordingly, Vector's income or losses are reported in net income from continuing operations.

In the first quarter of 2007, segment results reported from Con-way's equity investment in Vector included a $2.7 million loss compared to $4.2 million of income in the first quarter of 2006. The first-quarter loss in 2007 was due to the write-off of a business-case receivable from GM, as more fully discussed in Note 3, "Sale of Unconsolidated Joint Venture," of Item 1, "Financial Statements."


Con-way Other

The Con-way Other reporting segment consists of certain corporate activities for which the related income (loss) has not been allocated to other reporting segments. The table below summarizes the operating results for the Con-way Other reporting segment:

 (Dollars in thousands)                               Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                     2007          2006
                                                 ------------  ------------
Con-way re-insurance activities                  $    (1,832)  $       354
Con-way corporate properties                            (455)         (425)
Radio frequency sales                                     --           980
Other                                                    248          (183)
                                                 ------------  ------------
                                                 $    (2,039)  $       726
                                                 ============  ============



                       Liquidity and Capital Resources
                       -------------------------------

Cash and cash equivalents rose to $290.1 million at March 31, 2007 from $260.0 million at December 31, 2006, as $102.3 million provided by operating activities exceeded $77.1 million used in investing and financing activities. Investing activities in the first three months of 2007 used $10.5 million, as capital expenditures and increased investments in marketable securities was partially offset by $51.9 million of proceeds received from the sale of Con-way's membership interest in Vector. In the first three months of 2007, financing activities used $66.5 million, primarily for the repurchase of $45.1 million of common stock. Con-way's cash flows are summarized in the table below.

Discontinued operations in the periods presented relate to the closure of Con-way Forwarding, the sale of MWF, and the shut-down of EWA, as more fully discussed in Note 2, "Discontinued Operations," of Item 1, "Financial Statements."


                                                      Three Months Ended
 (Dollars in thousands)                                   March 31,
                                                 --------------------------
                                                      2007         2006
                                                 ------------  ------------
Operating Activities
  Net income                                     $    33,638   $    46,434
  Discontinued operations                             (2,919)        1,559
  Non-cash adjustments (1)                            45,476        35,645
                                                 ------------  ------------
  Net income before non-cash items                    76,195        83,638

  Changes in assets and liabilities                   26,056        47,242

Net Cash Provided by Operating Activities            102,251       130,880
                                                 ------------  ------------

Net Cash Used in Investing Activities                (10,538)     (112,042)
                                                 ------------  ------------

Net Cash Used in Financing Activities                (66,531)      (57,440)
                                                 ------------  ------------

Net Cash Provided by (Used in)
  Continuing Operations                               25,182       (38,602)
Net Cash Provided by (Used in)
  Discontinued Operations                              4,846          (468)
                                                 ------------  ------------
Increase (Decrease) in Cash and
   Cash Equivalents                              $    30,028   $   (39,070)
                                                 ============  ============

    (1) "Non-cash adjustments" refer to depreciation, amortization, deferred income taxes, provision for uncollectible accounts and other non-cash income and expenses.



Operating Activities

Cash flow from operating activities in the first three months of 2007 was $102.3 million, a $28.6 million decrease from the first three months of 2006, due to decreases in net income before non-cash items and cash provided by changes in assets and liabilities. In the first three months of 2007, receivables used $42.6 million, primarily due to an increase in the average collection period for trade receivables, compared to $2.8 million used in the same prior-year period. Employee benefits provided $6.4 million in the first three months of 2007 compared to $8.0 million in the same period of 2006. Under benefit plan amendments that were effective on January 1, 2007, an increase in the obligation for Con-way's defined contribution pension plan was largely offset by a decline in the obligation related to Con-way's defined benefit pension plans, as more fully discussed in Note 5, "Employee Benefit Plans," of Item 1, "Financial Statements." The increase in self-insurance accruals provided $8.2 million in the first three months of 2007 compared to $1.0 million provided in the first three months of 2006, and reflects increases in liabilities associated with vehicular insurance and cargo-loss and damage claims. Cash provided from income taxes increased to $39.4 million in the first three months of 2007 from $23.9 million in the same prior-year period, due primarily to tax refunds received in March 2007.

Investing Activities

Cash used in investing activities decreased to $10.5 million in the first three months of 2007 from $112.0 million in the first three months of 2006 due primarily to $51.9 million in proceeds received in January 2007 from the sale of Con-way's membership interest in Vector and a decline in capital expenditures. Capital expenditures in the first three months of 2007 decreased $33.4 million from the same prior-year period due primarily to fewer tractor and trailer expenditures at Con-way Freight and Transportation. Proceeds from the sale of properties and equipment increased $3.7 million in the first three months of 2007 compared to the same period of 2006 due primarily to the sale of Con-way Truckload tractors. In all periods presented, investing activities also reflect fluctuations in short-term marketable securities. In the first three months of 2007 and 2006, investment in marketable securities used $41.4 million and $51.5 million, respectively.

Financing Activities

Financing activities used cash of $66.5 million in the first three months of 2007 compared to $57.4 million in the same period of 2006. Common stock repurchases of $45.1 million in the first three months of 2007 and $37.5 million in the first three months of 2006 were made under Con-way's repurchase programs. Under a program more fully discussed in Note 7, "Common Stock Repurchase Program," of Item 1, "Financial Statements," Con-way is authorized to repurchase an additional $45.3 million of common stock through June 30, 2007. Financing activities in both periods presented also reflect proceeds from the exercise of stock options, dividend payments and scheduled principal payments for notes related to Con-way's defined contribution retirement plan.

Con-way has a $400 million revolving credit facility that matures on September 30, 2011. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to $400 million. At March 31, 2007, no borrowings were outstanding under Con-way's revolving credit facility and $203.7 million of letters of credit were outstanding, leaving $196.3 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions to borrowing.

Con-way had other uncommitted unsecured credit facilities totaling $35.0 million. At March 31, 2007, a total of $17.2 million of letters of credit, bank guarantees, and overdraft facilities were outstanding. See "- Forward-Looking Statements" below, and Note 5, "Debt and Other Financing Arrangements," of Item 8, "Financial Statements and Supplementary Data," in Con-way's 2006 Annual Report on Form 10-K for additional information concerning Con-way's $400 million credit facility and its other debt instruments.

Contractual Cash Obligations

Con-way's contractual cash obligations as of December 31, 2006 are summarized in Con-way's 2006 Annual Report on Form 10-K under Item 7, "Management's Discussion and Analysis - Liquidity and Capital Resources - Contractual Cash Obligations." In the first three months of 2007, there have been no material changes in Con-way's contractual obligations outside the ordinary course of business.

In 2007, Con-way anticipates capital and software expenditures of approximately $185 million or approximately $160 million of additional expenditures in the remaining three quarters of 2007. Con-way's estimate for capital expenditures primarily includes acquisitions of additional tractor and trailer equipment. Con-way's actual 2007 capital expenditures may differ from the estimated amount, depending on factors such as availability and timing of delivery of equipment, the availability of land in desired locations for new facilities, and the timing of obtaining permits, environmental studies and other approvals necessary for the development of new and existing facilities. The planned expenditures do not represent contractual obligations.

Other

Con-way's ratio of total debt to capital decreased to 42.7% at March 31, 2007 from 43.8% at December 31, 2006, due primarily to the increase in retained earnings from net income earned in 2007, the net increase in common shareholders' equity on adoption of the measurement-date provisions of SFAS 158, and an $18.6 million debt repayment in January. The increases in common shareholders' equity were partially offset by the share repurchases in 2007.

Con-way believes that its working capital requirements and capital expenditure plans in the foreseeable future will be adequately met with various sources of liquidity and capital, including Con-way's cash and cash equivalents, marketable securities, cash flow from operations, credit facilities and access to capital markets. At December 31, 2006, Con-way's senior unsecured debt was rated as investment grade by Standard and Poor's
(BBB), Fitch Ratings (BBB), and Moody's (Baa3).



                 Critical Accounting Policies and Estimates
                 ------------------------------------------

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to adopt accounting policies and make significant judgments and estimates. In many cases, there are alternative policies or estimation techniques that could be used. Con-way maintains a process to evaluate the appropriateness of its accounting policies and estimation techniques, including discussion with and review by the Audit Committee of its Board of Directors and its independent registered public accounting firm. Accounting policies and estimates may require adjustment based on changing facts and circumstances and actual results could differ from estimates.

Information concerning Con-way's "Critical Accounting Policies and Estimates" are included in Item 7, "Management's Discussion and Analysis," in Con-way's 2006 Annual Report on Form 10-K. Con-way believes that the accounting policies that are most judgmental and material to the financial statements are those related to the following:

        *  Employee Retirement Benefit Plans
        *  Self-Insurance Accruals
        *  Income Taxes
        *  Disposition and Restructuring Estimates
        *  Revenue Recognition
        *  Property, Plant and Equipment and Other Long-Lived Assets

Other than the recent adoption of the accounting pronouncements described below, there have been no significant changes to Con-way's critical accounting policies and estimates during the first quarter of 2007.

Employee Retirement Benefit Plans

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of SFAS 87, 88, 106, and 132R." Effective on December 31, 2006, Con-way adopted the recognition and related disclosure provisions of SFAS 158, as more fully discussed in Note 9, "Employee Benefit Plans," of Item 8, "Financial Statements and Supplementary Data," in Con-way's 2006 Annual Report on Form 10-K. Effective January 1, 2007, Con-way adopted the measurement-date provisions of SFAS 158, which require employers to measure plan assets and obligations as of the end of the fiscal year. Accordingly, Con-way changed its measurement date to December 31 from November 30 for all of its defined benefit pension plans. Under the transition provisions of SFAS 158, Con-way recognized a $21.3 million decrease in plan-related liabilities, an $8.3 million decline in related deferred tax assets, and a $13.0 million increase in shareholders' equity. The beginning-of-period increase to shareholders' equity consisted of a $2.6 million decline in retained earnings to recognize service cost for December 2006 and a $15.6 million decline in accumulated other comprehensive loss to recognize the effect of an increase in the plan-related discount rate.

The effect of adoption of SFAS 158's measurement-date provisions to Con-way's financial statements as of and for the quarter ended March 31, 2007 was primarily the result of an increase in the discount rate (used to measure plan-related obligations) to 5.95% at December 31, 2006 from 5.85% at November 30, 2006. This increase in discount rate reduced Con-way's estimated plan obligation, as described above, and will also increase estimated annual pension income in 2007 by $7.7 million. Following completion of final actuarial calculations, Con-way estimates that the defined benefit pension plans in 2007 will result in annual pension income of $25 million, based primarily on an expected return on plan assets that exceeds the interest cost on plan benefit obligations.

Income Taxes

Effective on January 1, 2007, Con-way adopted the provisions of FIN 48, "Accounting for Uncertainty in Income Taxes," as more fully discussed in Note 9, "Income Taxes," of Item 1, "Financial Statements." Con-way assesses its income tax positions and records tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances, and information available at the reporting date. For those positions where it is more likely than not that a tax benefit will be sustained, Con-way has recorded the largest amount of tax benefit with a greater-than-50-percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.



                        Forward - Looking Statements
                        ----------------------------

Certain statements included herein constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties, and should not be relied upon as predictions of future events. All statements other than statements of historical fact are forward-looking statements, including:

   * any projections of earnings, revenues, weight, yield, volumes, income or other financial or operating items;

   * any statements of the plans, strategies, expectations or objectives of Con-way's management for future operations or other future items;

   * any statements concerning proposed new products or services;

   * any statements regarding Con-way's estimated future contributions to pension plans;

   * any statements as to the adequacy of reserves;

   * any statements regarding the outcome of any claims that may be brought against Con-way by CFC's multi-employer pension plans or any statements regarding future economic conditions or performance;

   * any statements regarding the outcome of legal and other claims and proceedings against Con-way, any statements of estimates or belief and any statements or assumptions underlying the foregoing.

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

   * labor matters, including the grievances by furloughed EWA pilots and crew members, labor organizing activities, work stoppages or strikes;

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

Con-way enters into derivative financial instruments only in circumstances that warrant the hedge of an underlying asset, liability or future cash flow against exposure to some form of interest rate, commodity or currency-related risk. Additionally, the designated hedges should have high correlation to the underlying exposure such that fluctuations in the value of the derivatives offset reciprocal changes in the underlying exposure. Derivative financial instruments held by Con-way at March 31, 2007 did not have a material effect on Con-way's financial statements.

Interest Rates

Con-way is subject to the effect of interest rate fluctuations on the fair value of its long-term debt and on the amount of interest income earned on cash-equivalent investments and short-term marketable securities, as more fully discussed in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of Con-way's 2006 Annual Report on Form 10-K.

Fuel

Con-way is exposed to the effects of changes in the availability and price of diesel fuel. Generally, fuel can be obtained from various sources and in the desired quantities. However, an inability to obtain fuel could have a material adverse effect on Con-way. Con-way Freight and Transportation is subject to the risk of price fluctuations. Like other LTL carriers, Con-way Freight assesses many of its customers with a fuel surcharge. The fuel surcharge is a part of Con-way Freight's overall rate structure for customers and is intended to compensate Con-way Freight for the adverse effects of higher fuel costs. As fuel prices have risen, the fuel surcharge has increased Con-way Freight's yields and revenue, and Con-way Freight has more than recovered higher fuel costs and fuel-related increases in purchased transportation. Con-way cannot predict the future movement of fuel prices, Con-way Freight's ability to recover higher fuel costs through fuel surcharges, or the effect that changes in fuel surcharges may have on Con-way Freight's overall rate structure. Con-way Freight's operating income may be adversely affected by a decline in fuel prices as lower fuel surcharges would reduce its yield and revenue. Whether fuel prices increase, decrease, or remain constant, Con-way's operating income may be adversely affected if market pressures limited Con-way Freight's ability to assess its fuel surcharges.

Foreign Currency

The assets and liabilities of Con-way's foreign subsidiaries are denominated in foreign currencies, which create exposure to changes in foreign currency exchange rates. However, the market risk related to foreign currency exchange rates is not material to Con-way's financial condition, results of operations, or cash flows.


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


                       PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Certain legal proceedings of Con-way are also discussed in Note 2, "Discontinued Operations," and Note 10, "Commitments and Contingencies," of
Item 1, "Financial Statements."

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



ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors previously disclosed in
Part 1 Item 1A, "Risk Factors," of Con-way's 2006 Annual Report on Form 10-K.



ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides a summary of shares repurchased during the quarter ended March 31, 2007:

                                              Total Number      Maximum Dollar
                     Total      Average   of Shares Purchased   Value of Shares
                   Number of     Price        as Part of        that May Yet Be
                    shares      Paid per   Publicly Announced   Purchased Under
                 Purchased[1]    Share         Program [1]       the Program[1]
                 ------------ ----------- ------------------- -----------------
January 1, 2007-
 January 31, 2007    120,000  $    46.08            120,000   $     84,805,703
February 1, 2007-
 February 28, 2007   658,600  $    50.21            658,600   $     51,736,094
March 1, 2007 -
 March 31, 2007      132,000  $    49.06            132,000   $     45,260,190
                 ------------             -------------------

 Total               910,600  $    49.50            910,600   $     45,260,190
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



ITEM 4.   Submission of Matters to a Vote of Security Holders

At the Annual Shareholders Meeting held April 17, 2007, the following proposals were presented with the indicated voting results:

For the purpose of electing members of the Board of Directors, the votes representing shares of common and preferred stock were cast as follows:


                Nominee               For           Against
           --------------------   ------------   ------------
           John J. Anton            45,057,663        848,238
           W. Keith Kennedy, Jr.    44,367,558      1,538,343
           John C. Pope             43,569,378      2,336,523
           Douglas W. Stotlar       44,372,119      1,533,782
           Peter W. Stott           44,558,032      1,347,869


The following directors did not stand for election and continued in office as directors after the Annual Shareholders Meeting: William R. Corbin, Margaret
G. Gill, Robert Jaunich II, Admiral Henry H. Mauz, Jr., Michael J. Murray, Robert D. Rogers, William J. Schroeder, Robert P. Wayman, and Chelsea C. White III.

The appointment of KPMG LLP as Con-way's independent registered public accounting firm for the year 2007 was approved by the following vote: For 45,010,527; Against 656,899; Abstain 238,475.



ITEM 6.  EXHIBITS


Exhibit No.
-----------

(3)  Articles of Incorporation and by-laws:

     3.2   Con-way Inc. Bylaws, as amended April 23, 2007.

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

                                             Con-way Inc.
                                             ------------
                                             (Registrant)


May 8, 2007                                  /s/ Kevin C. Schick
                                             --------------------
                                             Kevin C. Schick
                                             Senior Vice President and
                                             Chief Financial Officer