Form 10-Q
period 2007-06-30
Con-way Inc.
filed 2007-08-07
CIK 23675

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2007

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


             Number of shares of Common Stock, $.625 par value,
                outstanding as of July 31, 2007:  45,113,411








                                CON-WAY INC.
                                  FORM 10-Q
                        Quarter Ended June 30, 2007

_______________________________________________________________________________
_______________________________________________________________________________

                                    INDEX



PART I.FINANCIAL INFORMATION                                     Page

  Item 1. Financial Statements

    Consolidated Balance Sheets -
      June 30, 2007 and December 31, 2006                          3

    Statements of Consolidated Income -
      Three and Six Months Ended June 30, 2007 and 2006            5

    Statements of Consolidated Cash Flows -
      Six Months Ended June 30, 2007 and 2006                      6

    Notes to Consolidated Financial Statements                     7

  Item 2. Management's Discussion and Analysis of
            Financial  Condition  and Results of Operations       18

  Item 3. Quantitative and Qualitative Disclosures
            about Market Risk                                     30

  Item 4. Controls and Procedures                                 31


PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                       32

  Item 1A. Risk Fctors                                            32


  Item 2. Unregistered Sales of Equity Securities and
            Use of Proceeds                                       34

  Item 6. Exhibits                                                34

  Signatures                                                      35







  PART I. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


                               CON-WAY INC.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                          (Dollars in thousands)



                                                     June 30,    December 31,
ASSETS                                                 2007          2006
                                                   ------------  ------------

Current Assets
  Cash and cash equivalents                        $   345,373   $   260,039
  Marketable securities                                197,550       184,525
  Trade accounts receivable, net                       467,064       439,727
  Other accounts receivable                             22,339       107,520
  Operating supplies, at lower of average cost
   or market                                            24,849        19,223
  Prepaid expenses                                      35,270        34,445
  Deferred income taxes                                 42,926        43,107
  Assets of discontinued operations                      2,057         1,898
                                                   ------------  ------------
                 Total Current Assets                1,137,428     1,090,484
                                                   ------------  ------------


Property, Plant and Equipment, at cost
  Land                                                 159,308       159,506
  Buildings and leasehold improvements                 708,230       688,644
  Revenue equipment                                    947,698       970,290
  Other equipment                                      249,071       239,244
                                                   ------------  ------------
                                                     2,064,307     2,057,684
  Accumulated depreciation and amortization           (970,498)     (939,709)
                                                   ------------  ------------
                                                     1,093,809     1,117,975
                                                   ------------  ------------

Other Assets
  Deferred charges and other assets                     27,932        26,621
  Capitalized software, net                             32,517        34,831
  Deferred income taxes                                 22,601        31,978
                                                   ------------  ------------
                                                        83,050        93,430
                                                   ------------  ------------
Total Assets                                       $ 2,314,287   $ 2,301,889
                                                   ============  ============




     The accompanying notes are an integral part of these statements.


                                CON-WAY INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
               (Dollars in thousands except per share amounts)



                                                     June 30,    December 31,
 LIABILITIES AND SHAREHOLDERS' EQUITY                  2007          2006
                                                   ------------  ------------

Current Liabilities
  Accounts payable                                 $   255,956   $   240,870
  Accrued liabilities                                  248,214       202,923
  Income taxes payable                                   6,839            --
  Self-insurance accruals                               98,079        92,372
  Current maturities of long-term debt                  22,722        18,635
  Liabilities of discontinued operations                 3,957         5,002
                                                   ------------  ------------
    Total Current Liabilities                          635,767       559,802

Long-Term Liabilities
  Long-term debt and guarantees                        532,357       557,723
  Self-insurance accruals                              114,235       114,431
  Employee benefits                                    264,183       314,559
  Other liabilities and deferred credits                21,034        14,595
                                                   ------------  ------------
    Total Liabilities                                1,567,576     1,561,110
                                                   ------------  ------------

Commitments and Contingencies (Notes 2 and 11)

Shareholders' Equity
  Preferred stock, no par value; authorized
   5,000,000 shares: Series B, 8.5% cumulative,
   convertible, $.01 stated value; designated
   1,100,000 shares; issued 579,659 and 603,816
   shares, respectively                                      6             6
  Additional paid-in capital, preferred stock           88,160        91,834
  Deferred compensation, defined contribution plan     (26,404)      (31,491)
                                                   ------------  ------------
    Total Preferred Shareholders' Equity                61,762        60,349
                                                   ------------  ------------

  Common stock, $.625 par value; authorized
   100,000,000 shares; issued 61,878,378 and
   61,616,649 shares, respectively                      38,586        38,434
  Additional paid-in capital, common stock             561,640       549,267
  Retained earnings                                    909,106       847,068
  Cost of repurchased common stock
   (16,786,703 and 15,168,447 shares,
   respectively)                                      (724,341)     (638,929)
                                                   ------------  ------------
    Total Common Shareholders' Equity                  784,991       795,840
                                                   ------------  ------------
  Accumulated Other Comprehensive Loss                (100,042)     (115,410)
                                                   ------------  ------------
      Total Shareholders' Equity                       746,711       740,779
                                                   ------------  ------------
        Total Liabilities and Shareholders'
         Equity                                    $ 2,314,287   $ 2,301,889
                                                   ============  ============



      The accompanying notes are an integral part of these statements.



                                 CON-WAY INC.
                       STATEMENTS OF CONSOLIDATED INCOME
                                  (Unaudited)
                (Dollars in thousands except per share amounts)



                                 Three Months Ended        Six Months Ended
                                      June 30,                 June 30,
                               -----------------------  -----------------------
                                  2007        2006         2007        2006
                               ----------- -----------  ----------- -----------

Revenues                       $1,073,717  $1,100,052   $2,075,908  $2,146,044

Costs and Expenses
  Salaries, wages and
   other employee benefits        461,202     440,032      901,204     870,794
  Purchased transportation        269,531     301,867      526,390     604,983
  Depreciation and
   amortization                    37,067      35,235       74,130      70,627
  Maintenance                      28,545      27,226       53,805      53,129
  Rents and leases                 18,699      19,538       36,933      39,242
  Purchased labor                  14,652      16,724       29,811      31,569
  Other operating expenses        166,400     152,262      317,642     294,818
  Loss (Income) from
   equity investment                   --      (4,665)       2,699      (8,859)
                               ----------- -----------  ----------- -----------
                                  996,096     988,219    1,942,614   1,956,303

                               ----------- -----------  ----------- -----------
Operating Income                   77,621     111,833      133,294     189,741
                               ----------- -----------  ----------- -----------

Other Income (Expense)
  Investment income                 5,854       6,680       11,302      13,622
  Interest expense                 (8,773)     (8,317)     (17,324)    (16,465)
  Miscellaneous, net                  418         174          193         656
                               ----------- -----------  ----------- -----------
                                   (2,501)     (1,463)      (5,829)     (2,187)
                               ----------- -----------  ----------- -----------

Income from Continuing
 Operations before Income
  Tax Provision                    75,120     110,370      127,465     187,554
   Income Tax Provision            25,670      34,418       47,296      63,609
                               ----------- -----------  ----------- -----------

Income from Continuing
 Operations                        49,450      75,952       80,169     123,945
                               ----------- -----------  ----------- -----------

Discontinued Operations,
 net of tax
  Loss from Discontinued
   Operations                          --      (1,176)          --      (1,929)
  Gain (Loss) from
   Disposal                        (1,310)     (4,044)       1,609      (4,850)
                               ----------- -----------  ----------- -----------
                                   (1,310)     (5,220)       1,609      (6,779)

Net Income                         48,140      70,732       81,778     117,166
  Preferred Stock Dividends         1,765       1,808        3,479       3,571
                               ----------- -----------  ----------- -----------
Net Income Available to
 Common Shareholders           $   46,375  $   68,924   $   78,299  $  113,595
                               =========== ===========  =========== ===========

Net Income From Continuing
 Operations Available to
  Common Shareholders          $   47,685  $   74,144   $   76,690  $  120,374
                               =========== ===========  =========== ===========

Weighted-Average Common
 Shares Outstanding
    Basic                      45,286,315  49,676,912   45,636,617   50,793,078
    Diluted                    48,415,928  53,104,005   48,757,823   54,228,769

Earnings (Loss) per
 Common Share
    Basic
     Net Income from
      Continuing Operations    $     1.05  $     1.49   $     1.68  $     2.37
     Loss from Discontinued
      Operations                       --       (0.02)          --       (0.04)
     Gain (Loss)
      from Disposal                 (0.03)      (0.08)        0.04       (0.09)
                               ----------- -----------  ----------- -----------
Net Income Available to
  Common Shareholders          $     1.02  $     1.39   $     1.72  $     2.24
                               =========== ===========  =========== ===========

    Diluted
     Net Income from
      Continuing Operations    $    0.99   $     1.40   $     1.58  $     2.23
     Loss from Discontinued
      Operations                      --        (0.02)          --       (0.04)
     Gain (Loss)
      from Disposal                (0.03)       (0.08)        0.04       (0.09)
                               ---------- ------------  ----------- -----------
Net Income Available to
  Common Shareholders          $    0.96  $      1.30   $     1.62  $     2.10
                               =========== ===========  =========== ===========


            The accompanying notes are an integral part of these statements.



                                CON-WAY INC.
                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (Unaudited)
                           (Dollars in thousands)

                                                            Six Months Ended
                                                                June 30,
                                                        -----------------------
                                                           2007        2006
                                                        ----------- -----------

Cash and Cash Equivalents, Beginning of Period          $  260,039  $  514,275
                                                        ----------- -----------

Operating Activities
 Net income                                                 81,778     117,166
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Discontinued operations, net of tax                      (1,609)      6,779
   Depreciation and amortization, net of accretion          71,741      68,404
   Increase in deferred income taxes                         8,933       5,991
   Amortization of deferred compensation                     5,087       4,569
   Share-based compensation                                  5,350       3,485
   Provision for uncollectible accounts                      1,455       1,251
   Loss (Income) from equity investment                      2,699      (8,859)
   Gain from sales of property and equipment, net           (1,136)     (1,197)
   Changes in assets and liabilities:
     Receivables                                           (29,961)     18,122
     Prepaid expenses                                         (825)     (2,629)
     Accounts payable                                       10,698       9,389
     Accrued incentive compensation                            750         944
     Accrued liabilities, excluding accrued
      incentive compensation and employee benefits          22,076      19,894
     Self-insurance accruals                                 5,511       2,828
     Income taxes                                           37,604      23,276
     Employee benefits                                      (8,717)     (5,667)
     Deferred charges and credits                            2,016      13,938
     Other                                                  (5,400)     (8,489)
                                                        ----------- -----------
      Net Cash Provided by Operating Activities            208,050     269,195
                                                        ----------- -----------

Investing Activities
  Capital expenditures                                     (57,407)   (164,215)
  Software expenditures                                     (4,217)     (6,252)
  Proceeds from sales of property and equipment, net        10,223       4,050
  Proceeds from sale of equity investment                   51,900          --
  Net increase in marketable securities                    (13,025)    (13,124)
                                                        ----------- -----------
      Net Cash Used in Investing Activities                (12,526)   (179,541)
                                                        ----------- -----------

Financing Activities
  Repayment of long-term debt and guarantees               (18,617)    (15,016)
  Proceeds from exercise of stock options                    6,868      11,749
  Excess tax benefit from stock option exercises               567       2,229
  Payments of common dividends                              (9,164)    (10,223)
  Payments of preferred dividends                           (4,027)     (4,311)
  Repurchases of common stock                              (89,865)   (261,783)
                                                        ----------- -----------
      Net Cash Used in Financing Activities               (114,238)   (277,355)
                                                        ----------- -----------

      Net Cash Provided by (Used in)
        Continuing Operations                               81,286    (187,701)
                                                        ----------- -----------

Discontinued Operations
  Net Cash Provided by (Used in) Operating Activities        4,048     (12,492)
  Net Cash Used in Investing Activities                         --        (178)
                                                        ----------- -----------
     Net Cash Provided by (Used in) Discontinued
       Operations                                            4,048     (12,670)
                                                        ----------- -----------

     Increase (Decrease) in Cash and Cash Equivalents       85,334    (200,371)
                                                        ----------- -----------
 Cash and Cash Equivalents, End of Period               $  345,373  $  313,904
                                                        =========== ===========

Supplemental Disclosure
  Cash paid for income taxes, net of refunds            $      488  $   30,188
                                                        =========== ===========
  Cash paid for interest, net of amounts capitalized    $   19,740  $   20,597
                                                        =========== ===========


      The accompanying notes are an integral part of these statements.






                                CON-WAY INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.  Principal Accounting Policies

Organization

The term "Con-way" or "Company" refers to Con-way Inc. and its subsidiaries. Con-way provides transportation and logistics services for a wide range of manufacturing, industrial, and retail customers. For financial reporting purposes, Con-way is divided into four reporting segments: Con-way Freight and Transportation, Menlo Logistics, Vector and Con-way Other. Con-way Freight and Transportation primarily provides regional next-day, second-day, and transcontinental less-than-truckload freight transportation throughout the U.S., and in Canada, Puerto Rico and Mexico, as well as asset-based regional and transcontinental full-truckload services. Menlo Logistics develops contract logistics solutions, including the management of complex distribution networks and supply-chain engineering and consulting, and also provides domestic brokerage services. Vector served as the lead logistics manager for General Motors ("GM") prior to GM's exercise of its call right to purchase Con-way's membership interest in Vector on June 23, 2006, as more fully discussed in Note 3, "Sale of Unconsolidated Joint Venture." Certain corporate activities are reported in the Con-way Other reporting segment.

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


Earnings per Share ("EPS")

Basic EPS is computed by dividing reported earnings (loss) by the weighted-average common shares outstanding. Diluted EPS is calculated as follows:

(Dollars in thousands            Three Months Ended        Six Months Ended
 except per share data)                June 30,                June 30,
                               -----------------------  -----------------------
                                  2007        2006         2007       2006
                               ----------- -----------  ----------- -----------
Numerator:
  Continuing operations
   (after preferred stock
    dividends), as reported    $   47,685  $   74,144   $   76,690  $  120,374
  Add-backs:
   Dividends on Series B
    preferred stock, net of
     replacement funding              284         290          533         545
                               ----------- -----------  ----------- -----------
  Continuing operations            47,969      74,434       77,223     120,919
                               ----------- -----------  ----------- -----------
  Discontinued operations          (1,310)     (5,220)       1,609      (6,779)
                               ----------- -----------  ----------- -----------
  Available to common
  shareholders                 $   46,659  $   69,214   $   78,832  $  114,140
                               =========== ===========  =========== ===========

Denominator:
  Weighted-average common
   shares outstanding          45,286,315  49,676,912   45,636,617  50,793,078
  Stock options and nonvested
   stock                          400,583     494,347      392,176     502,945
  Series B preferred stock      2,729,030   2,932,746    2,729,030   2,932,746
                               ----------- -----------  ----------- -----------
                               48,415,928  53,104,005   48,757,823  54,228,769
                               =========== ===========  =========== ===========

  Anti-dilutive stock
   options not included in
   denominator                    851,899     321,700      878,399     325,700
                               =========== ===========  =========== ===========

Earnings (Loss) per Diluted
 Share:
  Continuing operations        $     0.99  $     1.40   $     1.58  $     2.23

  Discontinued operations           (0.03)      (0.10)        0.04       (0.13)
                               ----------- -----------  ----------- -----------
  Available to common
   shareholders                $     0.96  $     1.30   $     1.62  $     2.10
                               =========== ===========  =========== ===========

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


2.  Discontinued Operations

Discontinued operations in the periods presented relate to (1) the closure of Con-way Forwarding in June 2006, (2) the sale of Menlo Worldwide Forwarding, Inc. and its subsidiaries and Menlo Worldwide Expedite!, Inc. (collectively "MWF") in December 2004, (3) the shut-down of Emery Worldwide Airlines, Inc. ("EWA") in December 2001, and (4) the spin-off of Consolidated Freightways Corporation ("CFC") in December 1996. The results of operations, net liabilities, and cash flows of discontinued operations have been segregated from continuing operations, except where otherwise noted.

Results of discontinued operations are summarized below:


                                 Three Months Ended        Six Months Ended
                                      June 30,                June 30,
                               -----------------------  -----------------------
 (Dollars in thousands)           2007        2006         2007        2006
                               ----------- -----------  ----------- -----------

Revenues
  Con-way Forwarding           $       --  $    9,544   $       --  $   21,699

Loss from Discontinued
 Operations
  Con-way Forwarding
    Loss before income tax
     benefit                           --      (1,493)          --      (2,963)
    Income tax benefit                 --         317           --       1,034
                               ----------- -----------  ----------- -----------
                               $       --  $   (1,176)  $       --  $   (1,929)
                               =========== ===========  =========== ===========
Gain (Loss) from Disposal,
 net of tax
  Con-way Forwarding           $      156  $   (5,128)  $      156  $   (5,128)
  MWF                                 (60)      1,025          (33)        644
  EWA                                (186)        225        2,706        (200)
  CFC                              (1,220)       (166)      (1,220)       (166)
                               ----------- -----------  ----------- -----------
                                $  (1,310) $   (4,044)  $    1,609  $   (4,850)
                               =========== ===========  =========== ===========

The assets and liabilities of discontinued operations are presented in the consolidated balance sheets under the assets (or liabilities) of discontinued operations. At June 30, 2007 and December 31, 2006, assets of discontinued operations were $2.1 million and $1.9 million, respectively, and liabilities of discontinued operations were $4.0 million and $5.0 million, respectively.

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

EWA

The results of EWA relate to the cessation of its air-carrier operations in 2001. In the periods presented, results from EWA relate to adjustments of loss estimates, except for a first-quarter net gain in 2007 of $2.9 million (net of tax of $1.7 million) that relates to a recovery of prior losses. EWA's estimated loss reserves declined to $3.4 million at June 30, 2007, from $4.0 million at December 31, 2006, due primarily to the cash payment of liabilities. EWA's remaining loss reserves at June 30, 2007 were reported in liabilities of discontinued operations and consisted of Con-way's estimated remaining exposure related to the labor matters described below.

In connection with the cessation of its air-carrier operations in 2001, EWA terminated the employment of all of its pilots and flight crewmembers. Those pilots and crewmembers were represented by the Air Line Pilots Association ("ALPA") under a collective bargaining agreement. Subsequently, ALPA filed grievances on behalf of the pilots and flight crewmembers protesting the cessation of EWA's air-carrier operations and MWF's use of other air carriers. These matters have been the subject of litigation in U.S. District Court and state court in California, including litigation brought by ALPA and by former EWA pilots and crewmembers no longer represented by ALPA. On June 30, 2006, EWA, for itself and for Con-way Inc. and Menlo Worldwide Forwarding, Inc. ("MWF, Inc."), concluded a final settlement of the California state court litigation. Under the terms of the settlement, plaintiffs received a cash payment of $9.2 million from EWA, and the lawsuit was dismissed with prejudice. The cash settlement reduced by an equal amount EWA's estimated loss reserve applicable to the grievances filed by ALPA. On August 8, 2006, EWA paid $10.9 million to settle the litigation brought by ALPA that finally concluded litigation with former EWA pilots and flight crewmembers still represented by ALPA as of that date. The remaining matters are also the subject of a claim by former EWA pilots and flight crewmembers no longer represented by ALPA that has been ordered by the court to binding arbitration. Other former pilots have also initiated litigation in federal court. Based on management's current evaluation, Con-way believes that it has provided for its estimated remaining exposure related to these matters. However, there can be no assurance in this regard as Con-way cannot predict with certainty the ultimate outcome of these matters.

CFC

The results of CFC relate to Con-way's spin-off of CFC to Con-way's shareholders on December 2, 1996. In connection with the spin-off of CFC, Con-way agreed to indemnify certain states, insurance companies and sureties against the failure of CFC to pay certain workers' compensation, tax and public liability claims that were pending as of September 30, 1996. In the periods presented, Con-way's losses related to CFC were due to revisions of estimated losses related to indemnified workers' compensation liabilities.


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

Operating Results from Vector

Although Con-way owned a majority interest in Vector, Con-way's portion of Vector's operating results were reported as an equity-method investment based on GM's ability to control certain operating decisions. Prior to the sale of Vector, Con-way's proportionate share of the net income from Vector is reported in Con-way's statements of consolidated income as a reduction of operating expenses.

Except for the sale-related gain described above, Vector's segment results subsequent to June 30, 2006 included only profit or loss associated with the settlement of business-case activity related to the periods prior to June 30, 2006. In connection with these business cases, Con-way at December 31, 2006 reported a $2.7 million receivable from GM. Following negotiation with GM in the first quarter of 2007, the business-case receivable due from GM could not be collected, and accordingly, a $2.7 million charge was recognized in the Vector reporting segment to write off the outstanding receivable from GM.

Transition and Related Services

Pursuant to a closing agreement, GM and Con-way specified the transition services, primarily accounting assistance, and the compensation amounts for such services, to be provided to GM through the transition period ended March 23, 2007. In addition, GM and Con-way entered into an agreement for Con-way to provide certain information-technology support services at an agreed-upon compensation through at least March 31, 2008. Under these agreements, Menlo Logistics reported revenue of $2.8 million in the second quarter and $5.6 million in the first half of 2007, primarily for information-technology services provided to GM.

See Note 3, "Investment in Unconsolidated Joint Venture," of Item 8, "Financial Statements and Supplementary Data," in Con-way's 2006 Annual Report on Form 10-K for a complete description of Vector, including a discussion of Con-way's net investment in Vector and other sale-related amounts.


4. Segment Reporting

Con-way discloses segment information in the manner in which the components are organized for making operating decisions, assessing performance and allocating resources. Management evaluates segment performance primarily based on revenue and operating income (loss). Accordingly, interest expense, investment income and other non-operating items are not reported in segment results. Corporate expenses are generally allocated based on measurable services provided to each segment, or for general corporate expenses, based on segment revenue and capital employed. Inter-segment revenue and related operating income have been eliminated to reconcile to consolidated revenue and operating income.

For financial reporting purposes, Con-way is divided into four reporting segments: Con-way Freight and Transportation, Menlo Logistics, Vector and Con-way Other. Vector served as the lead logistics manager for GM prior to GM's exercise of its call right to purchase Con-way's membership interest in Vector on June 23, 2006. In December 2006, Con-way recognized the sale to GM of Con-way's membership interest in Vector. The sale of Vector did not qualify as a discontinued operation due to its classification as an equity-method investment, and accordingly, Vector's income or losses are reported in net income from continuing operations. Effective January 1, 2007, the operating results of Vector are reported separately as a single reporting segment and are excluded from the results of the Menlo Logistics reporting segment. Segment reporting disclosures have been reclassified for all periods presented.



 (Dollars in thousands)          Three Months Ended         Six Months Ended
                                       June 30,                 June 30,
                               -----------------------  -----------------------
                                  2007        2006         2007       2006
                               ----------- -----------  ----------- -----------
Revenues from External
 Customers
  Con-way Freight
   and Transportation          $  749,808  $  754,353   $1,431,518  $1,450,483
  Menlo Logistics                 323,909     345,699      644,390     695,561
                               ----------- -----------  ----------- -----------
                               $1,073,717  $1,100,052   $2,075,908  $2,146,044
                               =========== ===========  =========== ===========

Inter-segment Revenues
  Con-way Freight              $   11,738  $   22,420   $   25,540  $   45,629
   and Transportation
  Menlo Logistics                     123         226          240         226
                               ----------- -----------  ----------- -----------
                               $   11,861  $   22,646   $   25,780  $   45,855
                               =========== ===========  =========== ===========

Revenues before Inter-
 segment Eliminations
  Con-way Freight
   and Transportation          $  761,546  $  776,773   $1,457,058  $1,496,112
  Menlo Logistics                 324,032     345,925      644,630     695,787
  Inter-segment
   Revenue Eliminations           (11,861)    (22,646)     (25,780)    (45,855)
                               ----------- -----------  ----------- -----------
                               $1,073,717  $1,100,052   $2,075,908  $2,146,044
                               =========== ===========  =========== ===========

Operating Income (Loss)
  Con-way Freight  $
   and Transportation          $   70,328  $  102,276   $  124,203  $  169,079
  Menlo Logistics                   6,935       6,093       13,471      12,278
  Vector                               --       4,665       (2,699)      8,859
  Con-way Other                       358      (1,201)      (1,681)       (475)
                               ----------- -----------  ----------- -----------
                               $   77,621  $  111,833   $  133,294  $  189,741
                               =========== ===========  =========== ===========


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

     Net Periodic Pension Expense (Income)

The following tables summarize the components of net periodic benefit expense (income) for Con-way's defined benefit pension plans:

                                           Qualified Pension Plans
                               ------------------------------------------------
                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                               -----------------------  -----------------------
 (Dollars in thousands)           2007        2006         2007       2006
                               ----------- -----------  ----------- -----------

Service cost - benefits
 earned during the period      $       15  $   13,685   $       55  $   27,095
Interest cost on benefit
 obligation                        17,143      14,453       34,192      28,614
Expected return on plan
 assets                           (25,205)    (17,695)     (48,472)    (35,033)
Net amortization and
 deferral                          (1,280)      2,019       (1,614)      3,997
                               ----------- -----------  ----------- -----------
 Net periodic benefit
  expense (income)             $   (9,327) $   12,462   $  (15,839) $   24,673
                               =========== ===========  =========== ===========



                                        Non-Qualified Pension Plans
                               ------------------------------------------------
                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                               -----------------------  -----------------------
 (Dollars in thousands)           2007        2006         2007       2006
                               ----------- -----------  ----------- -----------

Service cost - benefits
 earned during the period      $       --  $      201   $       --  $      411
Interest cost on benefit
 obligation                         1,111       1,068        2,310       2,188
Net amortization and
 deferral                             517         566        1,095       1,159
                               ----------- -----------  ----------- -----------
 Net periodic benefit
  expense                      $    1,628  $    1,835   $    3,405  $    3,758
                               =========== ===========  =========== ===========


In April 2007, Con-way contributed $12.7 million to the Qualified Pension Plans. Con-way does not currently anticipate making any further contributions to the plans in 2007.

Defined Contribution Retirement Plan

Effective January 1, 2007, amendments to Con-way's Primary DC Plan increased the contributions made by Con-way to its employees' 401(k) accounts. Con-way doubled its discretionary matching contributions under the Primary DC Plan to 50% of the first 6 percent of employees' eligible compensation (from 50% of the first 3 percent of eligible compensation) and now makes additional contributions to employees' 401(k) accounts based on years of service. As a result, Con-way's expense related to its contributions under the Primary DC Plan was $23.0 million and $44.1 million in the second quarter and first half of 2007, respectively, compared to $3.6 million and $7.4 million in the same periods of 2006. At June 30, 2007 and December 31, 2006, Con-way had recognized accrued liabilities of $20.0 million and $1.4 million, respectively, for its contributions related to the Primary DC Plan.



Postretirement Medical Plan

The following table summarizes the components of net periodic benefit expense for the postretirement medical plan:

                                  Three Months Ended       Six Months Ended
                                       June 30,                 June 30,
                               -----------------------  -----------------------
 (Dollars in thousands)           2007        2006         2007       2006
                               ----------- -----------  ----------- -----------

Service cost - benefits
 earned during the period      $      829  $      540   $    1,410  $    1,068
Interest cost on benefit
 obligation                         1,743       1,752        3,538       3,301
Net amortization and deferral         741         620        1,241       1,136
                               ----------- -----------  ----------- -----------
 Net periodic benefit expense  $    3,313  $    2,912   $    6,189  $    5,505
                               =========== ===========  =========== ===========


6.  Comprehensive Income

Comprehensive income, which is a measure of all changes in equity except those resulting from investments by owners and distributions to owners, was as follows:

 (Dollars in thousands)           Three Months Ended       Six Months Ended
                                       June 30,                 June 30,
                               -----------------------  -----------------------
                                  2007        2006         2007       2006
                               ----------- -----------  ----------- -----------

Net income                     $   48,140  $   70,732   $   81,778  $  117,166

Other comprehensive income
 (loss):
   Foreign currency
    translation adjustment           (261)         (5)        (235)        501
                               ----------- -----------  ----------- -----------
 Comprehensive income          $   47,879  $   70,727   $   81,543  $  117,667
                               =========== ===========  =========== ===========


7.  Common Stock Repurchase Program

In April 2006, the Board of Directors authorized the repurchase of up to $400 million in Con-way's common stock through open-market transactions and privately negotiated transactions from time to time in such amounts as management deemed appropriate through June 30, 2007. Under the program, which concluded on June 29, 2007, Con-way repurchased common stock of $399.5 million.


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

In the first quarter of 2007, Con-way awarded performance-share plan units ("PSPUs") to its officer-level employees. These shares are valued at the market price of Con-way's common stock at the date of award and vest three years from the grant date if certain performance criteria are achieved. PSPUs are subject to forfeiture if an award recipient leaves Con-way during the three-year period. If the maximum performance criteria are attained, award recipients may collectively earn up to 312,936 shares. The PSPUs were awarded with a weighted-average grant-date value of $47. The amount of expense recorded each period is based on Con-way's current estimate of the number of shares that will ultimately vest.

The following expense was recognized for share-based compensation:

 (Dollars in             Three Months Ended            Three Months Ended
 thousands)                June 30, 2007                 June 30, 2006
                  -----------------------------  -----------------------------
                    Stock    Nonvested             Stock    Nonvested
                   Options   Stock and  Total     Options   Stock and  Total
                               PSPUs                          PSPUs
                  --------- --------- ---------  --------- --------- ---------
Salaries, wages
 and other
  employee
   benefits       $  1,847  $  1,122  $  2,969   $  1,491  $    506  $  1,997
Deferred income
 tax benefit          (706)     (438)   (1,144)      (572)     (198)     (770)
                  --------- --------- ---------  --------- --------- ---------
 Net share-based
  compensation
   expense        $  1,141  $    684  $  1,825   $    919  $    308  $  1,227
                  ========= ========= =========  ========= ========= =========


 (Dollars in              Six Months Ended              Six Months Ended
 thousands)                June 30, 2007                 June 30, 2006
                  -----------------------------  ----------------------------
                    Stock    Nonvested             Stock    Nonvested
                   Options   Stock and  Total     Options   Stock and  Total
                               PSPUs                          PSPUs
                  --------- --------- ---------  --------- --------- ---------
Salaries, wages
 and other
  employee
   benefits       $  3,356  $  1,994  $  5,350   $  2,842  $    643  $  3,485
Deferred income
 tax benefit        (1,283)     (778)   (2,061)    (1,091)     (251)   (1,342)
                  --------- --------- ---------  --------- --------- ---------
 Net share-based
  compensation
   expense        $  2,073  $  1,216  $  3,289   $  1,751  $    392  $  2,143
                  ========= ========= =========  ========= ========= =========


9.  Income Taxes

Con-way's effective tax rate was 34.2% and 37.1% in the second quarter and first half of 2007, respectively, and was 31.2% and 33.9% in the same respective periods of last year. Excluding the effect of various discrete tax adjustments, Con-way's second-quarter and first-half effective tax rate in 2007 was 37.5% and 37.6%, respectively, and in 2006, was 37.6% and 37.8%, respectively. The beneficial effect of discrete tax adjustments in all periods presented primarily reflect the settlement of issues following completion of an Internal Revenue Service ("IRS") audit.

At December 31, 2006, Con-way reported an income tax receivable of $31.5 million in other accounts receivable in the consolidated balance sheets. In the first quarter of 2007, Con-way received federal income tax refunds of $34.5 million, and at June 30, 2007, reported an accrued income tax liability of $6.8 million.

Disposal-Related Capital Loss

Con-way's disposal of MWF in December 2004, as more fully discussed in Note 2, "Discontinued Operations," generated a capital loss for tax purposes. Under current tax law, capital losses can only be used to offset capital gains. Since Con-way did not forecast any significant taxable capital gains in the five-year tax carry-forward period, the cumulative disposal-related tax benefit was fully offset by a valuation allowance of an equal amount. The remaining disposal-related tax benefit and the associated valuation allowance increased to $30.4 million at June 30, 2007 from $11.8 million at December 31, 2006, due primarily to a second-quarter revision to MWF's tax basis, which Con-way initially estimated at the time of MWF's disposal.

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

Con-way adopted the provisions of FIN 48 on January 1, 2007. As of the adoption date, Con-way reported gross tax-affected unrecognized tax benefits of $7.6 million, including $1.2 million of accrued interest and penalties related to the unrecognized tax benefits. Con-way classifies interest and penalties expense related to income taxes as a component of income tax expense. As of the adoption date, Con-way estimated that $5.4 million of the unrecognized tax benefits, if recognized, would affect the effective tax rate.

At June 30, 2007, Con-way's estimate of gross tax-affected unrecognized tax benefits declined to $7.0 million primarily due to settlements following completion of an IRS audit. In the next 12 months, Con-way does not expect a significant increase or decrease to its estimates of unrecognized tax benefits.

In the normal course of business, Con-way is subject to examination by taxing authorities throughout the world. With few exceptions, Con-way is no longer subject to U.S. federal examinations for years before 2003, and is no longer subject to state, local, and foreign income-tax examinations for years before 1999. However, certain years remain subject to examination in the relevant jurisdictions, including the years from 2003 to 2006 for U.S. federal income taxes and the years from 1999 to 2006 for state, local and foreign income taxes.

10.  Acquisitions

Contract Freighters, Inc.

On July 13, 2007, Con-way Inc. entered into an agreement to acquire the common stock of Transportation Resources, Inc. ("TRI") for an aggregate purchase price of $750 million, subject to adjustment. TRI is the privately held holding company for Contract Freighters, Inc. and other affiliated companies (collectively, "CFI").

CFI is a North American truckload carrier headquartered in Joplin, Missouri, and provides truckload services for customers throughout the U.S., Canada and Mexico. CFI reported annual revenue of $427 million in 2006 and currently operates over 2,600 tractors and more than 7,000 trailers, with more than 3,000 employees, including approximately 2,500 drivers.

The acquisition of TRI is subject to customary review by regulatory authorities and fulfillment or waiver of closing conditions. The boards of directors of both companies have approved the transaction, which is expected to conclude during the 2007 third quarter. Con-way intends to fund the acquisition with existing cash resources together with proceeds from debt financing, either through the sale of debt securities in the public markets or through bridge financing. Con-way has obtained a commitment to provide bridge financing of up to $500 million, which is subject to certain conditions, including satisfactory completion of the lender's due diligence review of CFI.

Cougar Express Logistics

On June 7, 2007, Menlo Worldwide, LLC ("MW") entered into an agreement to acquire the common stock of Cougar Holdings Pte Ltd., and its primary subsidiary, Cougar Express Logistics ("Cougar"), for an aggregate purchase price of $33.9 million, subject to adjustment. The purchase price includes a $28.2 million cash payment and the assumption of $5.7 million in debt.

Cougar is a publicly traded freight forwarding, warehousing, logistics and distribution-management company headquartered in Singapore. Cougar provides its services to a client base of nearly 200 Asia-based and global businesses with personnel, facilities and operations in 12 locations in Singapore, Malaysia and Thailand. In its most recent fiscal year, Cougar reported annual revenue of $23 million.

The acquisition of Cougar is subject to customary review by regulatory authorities and fulfillment or waiver of closing conditions, and the transaction is expected to conclude in the third quarter of 2007. Con-way and MW intend to fund the acquisition with Con-way's existing cash resources.

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

                            Overview of Business
                            --------------------

The Company provides transportation and logistics services for a wide range of manufacturing, industrial and retail customers. For financial reporting purposes, Con-way is divided into four reporting segments: [1] Con-way Freight and Transportation, which primarily provides freight services through Con-way Freight, a provider of regional less-than-truckload ("LTL") freight services, and Con-way Transportation, which consists of both Con-way Truckload, a provider of full-truckload freight services, and Road Systems, a trailer manufacturer; [2] Menlo Logistics, which provides integrated contract logistics solutions; [3] Vector, which served as the former lead logistics manager for GM prior to GM's exercise of its call right to purchase Con-way's membership interest in Vector on June 23, 2006; and [4] Con-way Other, which includes certain corporate activities.

Con-way's operating-unit results generally depend on the number, weight and distance of shipments transported, the prices received on those shipments or services, and the mix of services provided to customers, as well as the fixed and variable costs incurred by Con-way in providing the services and the ability to manage those costs under changing circumstances. Con-way Freight and Transportation primarily transports shipments through a freight service center network while Menlo Logistics manages the logistics functions of its customers and primarily utilizes third-party transportation providers for the movement of customer shipments.



                            Results of Operations
                            ---------------------

The following table compares Con-way's consolidated operating results for continuing and discontinued operations:


 (Dollars in thousands            Three Months Ended        Six Months Ended
  except per share amounts)            June 30,                  June 30,
                               -----------------------  -----------------------
                                  2007        2006         2007       2006
                               ----------- -----------  ----------- -----------
Net Income (Loss)
  Continuing Operations 1      $   47,685  $   74,144   $   76,690  $  120,374
  Discontinued Operations          (1,310)     (5,220)       1,609      (6,779)
                               ----------- -----------  ----------- -----------
  Available to Common
    Shareholders               $   46,375  $   68,924   $   78,299  $  113,595
                               =========== ===========  =========== ===========

Diluted Earnings (Loss)
 per Share
  Continuing Operations        $     0.99  $     1.40   $     1.58  $     2.23
  Discontinued Operations           (0.03)      (0.10)        0.04       (0.13)
                               ----------- -----------  ----------- -----------
  Available to Common
    Shareholders               $     0.96  $     1.30   $     1.62  $     2.10
                               =========== ===========  =========== ===========
1 After preferred stock dividends


Con-way's second-quarter net income from continuing operations available to common shareholders decreased 35.7% to $47.7 million in 2007, and in the first six months, decreased 36.3% to $76.7 million due primarily to lower operating income from Con-way Freight and Transportation and to the loss of income from Vector following its sale to GM. Con-way's diluted earnings per share from continuing operations in 2007 decreased 29.3% to $0.99 in the second quarter, and in the first six months, decreased 29.1% to $1.58 due primarily to a decline in net income that was partially offset by the accretive effect of Con-way's share repurchase program, which concluded on June 29, 2007. Primarily as the result of share repurchases, Con-way's average diluted shares outstanding declined to 48.4 million shares in the second quarter of 2007 from 53.1 million shares in the same period of 2006, and in the first six months, declined to 48.8 million shares in 2007 from
54.2 million shares in 2006.

Net income available to common shareholders in the periods presented include the results of discontinued operations, which relate to the closure of Con-way Forwarding, the sale of MWF, the shut-down of EWA, and the spin-off of CFC, as more fully discussed in Note 2, "Discontinued Operations," of Item 1, "Financial Statements." The resulting net income available to common shareholders decreased to $46.4 million ($0.96 per diluted share) in the second quarter of 2007 from $68.9 million ($1.30 per diluted share) in the second quarter of 2006, and in the first six months, decreased to $78.3 million ($1.62 per diluted share) in 2007 from $113.6 million ($2.10 per diluted share).

The overview below provides a high-level summary of Con-way's results from continuing operations for the periods presented and is intended to provide context for the remainder of the discussion on reporting segments. Refer to "Reporting Segment Review" below for more complete and detailed discussion and analysis.

                            Continuing Operations


(Dollars in thousands)            Three Months Ended         Six Months Ended
                                      June 30,                   June 30,
                               -----------------------  -----------------------
                                  2007        2006         2007       2006
                               ----------- -----------  ----------- -----------
Revenues
 Con-way Freight
  and Transportation           $  749,808  $  754,353   $1,431,518  $1,450,483
 Menlo Logistics                  323,909     345,699      644,390     695,561
                               ----------- -----------  ----------- -----------
                               $1,073,717  $1,100,052   $2,075,908  $2,146,044
                               =========== ===========  =========== ===========

Operating Income (Loss)
 Con-way Freight
  and Transportation           $  70,328   $  102,276   $  124,203  $  169,079
 Menlo Logistics                   6,935        6,093       13,471      12,278
 Vector                               --        4,665       (2,699)      8,859
 Con-way Other                       358       (1,201)      (1,681)       (475)
                               ----------- -----------  ----------- -----------
                               $  77,621   $  111,833   $  133,294  $  189,741
                               =========== ===========  =========== ===========


Con-way's consolidated revenue for the second quarter and first half of 2007 decreased 2.4% and 3.3%, respectively, from the same periods last year, due to decreases at both revenue-generating segments. Menlo Logistics' revenue for the second quarter and first half of 2007 decreased 6.3% and 7.4%, respectively, due principally to declines in carrier-management services,
partially offset by increases in warehouse-management services.   Con-way
Freight and Transportation's revenue for the second quarter and first half of 2007 declined 0.6% and 1.3%, respectively, due primarily to a decline in revenue from Con-way Transportation following the sale of the expedited-shipping portion of the former Con-way Expedite and Brokerage business in July 2006.

In the second quarter and first half of 2007, consolidated operating income decreased 30.6% and 29.7%, respectively, from the same periods last year due largely to lower operating income from Con-way Freight and Transportation and from Vector. Con-way Freight and Transportation's operating income in the second quarter and first half of 2007 decreased 31.2% and 26.5%, respectively, due primarily to a higher-volume, lower-yield mix of revenue at Con-way Freight and to higher employee costs. Lower operating income from Vector reflects its sale, which was recognized in December 2006, as more fully discussed in Note 3, "Sale of Unconsolidated Joint Venture," of Item 1, "Financial Statements." In the first half of 2007, operating income included a $2.7 million first-quarter loss for the write-off of a receivable related to the Vector sale, while the second quarter and first half of 2006 included income from Vector of $4.7 million and $8.9 million, respectively.

Under Con-way's re-branding initiative announced in April 2006, Con-way has recognized expense of $7.3 million, including $2.9 million and $5.7 million in the second quarter and first half of 2007, respectively, primarily for the conversion of trailers to the new Con-way graphic identity and for new uniforms. Under current estimates, Con-way expects to recognize approximately $8 million of additional re-branding expenses in the remainder of 2007 and another $8 million of re-branding expenses in 2008. Total estimated expenses of $23 million for the re-branding initiative consist primarily of the costs to re-brand tractors and trailers.

Other net expense increased $1.0 million in the second quarter of 2007 and $3.6 million in the first half of 2007 due primarily to a decline in investment income, which decreased $0.8 million and $2.3 million in the second quarter and first half of 2007, respectively, due to a decrease in the average balances of interest-bearing financial instruments resulting primarily from common stock repurchases that were funded with cash and the conversion of marketable securities. Other net expense was also affected by an increase in interest expense of $0.5 million in the second quarter and $0.9 million in the first half of 2007.

Con-way's effective tax rate was 34.2% and 37.1% in the second quarter and first half of 2007, respectively, and was 31.2% and 33.9% in the same respective periods of last year. Excluding the effect of various discrete tax adjustments, Con-way's second-quarter and first-half effective tax rate in 2007 was 37.5% and 37.6%, respectively, and in 2006, was 37.6% and 37.8%, respectively. The beneficial effect of discrete tax adjustments in all periods presented primarily reflect the settlement of issues following completion of an IRS audit.


                           Reporting Segment Review


Con-way Freight and Transportation

The following table compares operating results, operating margins, and the percentage change in selected operating statistics of the Con-way Freight and Transportation reporting segment:


 (Dollars in thousands)           Three Months Ended         Six Months Ended
                                      June 30,                   June 30,
                               -----------------------  -----------------------
                                  2007        2006         2007       2006
                               ----------- -----------  ----------- -----------
Summary of Segment
 Operating Results
  Revenues                     $  749,808  $  754,353   $1,431,518  $1,450,483
  Operating Income                 70,328     102,276      124,203     169,079
  Operating Margin                    9.4%       13.6%         8.7%       11.7%


                               2007 vs. 2006            2007 vs. 2006
                               -------------            -------------
Selected Con-way Freight
 Operating Statistics
  Revenue per day                    +0.8%                    -0.2%
  Weight per day                     +4.4                     +1.1
  Revenue per hundredweight
   ("yield")                         -3.5                     -1.2
  Weight per shipment                -0.4                     -0.9


Con-way Freight and Transportation's revenue in the second quarter and first half of 2007 declined 0.6% and 1.3%, respectively, from the same periods in 2006 due primarily to a decline in revenue from Con-way Transportation following the sale of the expedited-shipping portion of the former Con-way Expedite and Brokerage business in July 2006. Revenues in 2007 were also affected by increases in weight per day and lower yields at Con-way Freight. Weight per day in the second quarter and first half of 2007 increased 4.4% and 1.1%, respectively, from the same periods in 2006. The amount of weight transported increased, despite an increasingly price-sensitive and competitive freight market, due to targeted sales initiatives that were implemented to increase freight transported.

Yields declined 3.5% and 1.2% in the second quarter and first half of 2007, respectively, due primarily to lower yields associated with new business generated under Con-way's sales initiatives, to an increasingly price-sensitive and competitive freight market that required defensive pricing for certain customer relationships, and to an increase in freight shipped under Con-way's spot-quote program. In the second quarter and first half of 2007, Con-way's recent sales initiatives contributed to increased business levels from large customers who typically command lower rates on a higher quantity
of freight.   Also, in the current competitive freight market, Con-way
lowered rates when management considered it appropriate and necessary to retain certain valued and profitable customer relationships. For the periods presented, lower yields were due in part to Con-way's spot-quote program, which places lower-yielding large shipments into empty linehaul segments, making use of lower-cost under-utilized capacity.

Like other LTL carriers, Con-way Freight assesses many of its customers with a fuel surcharge. Fuel surcharges are only one part of Con-way Freight's overall rate structure, and the total price that Con-way Freight receives from customers for its services is governed by market forces, as more fully discussed below in Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Fuel." Although fuel surcharges increase the revenue per hundredweight billed to customers, fuel surcharges did not have a significant effect on second-quarter and first-half yield comparisons as yields excluding fuel surcharges decreased 3.4% and 1.2% in the second quarter and first half of 2007, respectively.

Con-way Freight and Transportation's operating income in the second quarter and first half of 2007 decreased 31.2% and 26.5%, respectively, due primarily to a higher-volume, lower-yield mix of revenue at Con-way Freight and to higher employee costs. Employee costs in the second quarter and first half of 2007 increased 4.7% and 3.1%, respectively, from the same periods in 2006 due largely to increases in base compensation and employee benefits. Base compensation in the second quarter and first half of 2007 rose 6.6% and 4.1%, respectively, reflecting wage and salary rate increases and increased costs associated with driver recruitment and training, as driver count increased during the period in response to increases in actual and anticipated freight volumes. Employee benefits expense increased 2.1% and 3.4% in the second quarter and first half of 2007, respectively, due largely to higher self-insurance expense for health-care benefits and to increases in the costs for paid time off and post-employment benefits, partially offset by lower costs associated with workers' compensation claims.

Operating income was also negatively affected by increases in vehicular self-insurance expense and costs incurred under Con-way's re-branding initiative. Vehicular self-insurance expense increased 87.1% and 67.0% in the second quarter and first half of 2007, respectively, due primarily to an $8.0 million loss related to a significant claim in the second quarter of 2007, partially offset by improved overall vehicular-claim experience. Under Con-way's re-branding initiative announced in April 2006, Con-way Freight incurred $2.9 million and $5.7 million of costs in the second quarter and first half of 2007, respectively, compared to $0.3 million in the second quarter and first half of 2006. The re-branding costs were for expenses related primarily to the conversion of trailers to the new Con-way graphic identity and to new uniforms.

In the second quarter and first half of 2007, purchased transportation expense decreased 15.9% and 19.4%, respectively, due primarily to a decline in transportation requirements following the sale of the expedited-shipping portion of the former Con-way Expedite and Brokerage business in July 2006, partially offset by increases at Con-way Freight. Rent expense in the second quarter and first half of 2007 decreased 14.2% and 18.6%, respectively, due to a decreased demand for temporary rentals following tractor and trailer acquisitions in 2006 and the expiration of a long-term lease for trailers.


Menlo Logistics

The table below compares operating results and operating margins of the Menlo Logistics ("Logistics") reporting segment. The table summarizes Logistics' gross revenues as well as net revenues (revenues less transportation expenses). Carrier-management revenue is attributable to contracts for which Logistics manages the transportation of freight but subcontracts the actual transportation and delivery of products to third parties, which Logistics refers to as purchased transportation. Logistics' management places emphasis on net revenues as a meaningful measure of the relative importance of its principal services since gross revenues earned on most carrier-management services include the third-party carriers' charges to Logistics for transporting the shipments.


 (Dollars in thousands)           Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                               -----------------------  -----------------------
                                  2007        2006         2007       2006
                               ----------- -----------  ----------- -----------
Summary of Segment Operating
 Results
  Revenues                     $  323,909  $  345,699   $  644,390  $  695,561
  Purchased Transportation       (217,998)   (249,125)    (434,356)   (504,590)
                               ----------- -----------  ----------- -----------
  Net Revenues                    105,911      96,574      210,034     190,971

  Operating Income                  6,935       6,093       13,471      12,278
  Operating Margin on Revenue         2.1%        1.8%         2.1%        1.8%
  Operating Margin on Net Revenue     6.5%        6.3%         6.4%        6.4%



Logistics' revenue in the second quarter and first half of 2007 decreased 6.3% and 7.4%, respectively, due principally to decreases in carrier-management services, partially offset by increases in warehouse-management services. In 2007, revenue from carrier-management services in the second quarter and first half decreased 10.5% and 12.4%, respectively, while revenue from warehouse-management services rose 5.0% and 7.9%, respectively.

Logistics' net revenue in the second quarter and first half of 2007 increased 9.7% and 10.0%, respectively. Higher net revenue in 2007 reflects reductions in purchased transportation costs and an increase in the percentage of revenue derived from warehouse-management services, which has the effect of increasing gross revenues without an associated increase in purchased transportation. In the second quarter and first half of 2007, purchased transportation costs decreased 12.5% and 13.9%, respectively, due primarily to decreases in carrier-management volumes and lower carrier rates.

Logistics' operating income in the second quarter and first half of 2007 increased 13.8% and 9.7%, respectively, over the same periods of last year, due primarily to the growth in net revenue. Operating margins were positively impacted by income from information-technology services provided to GM, as more fully discussed in Note 3, "Sale of Unconsolidated Joint Venture," of
Item 1, "Financial Statements." Operating margins were negatively impacted by increases in employee costs and allocated corporate costs, and from higher expenses for rent and supplies. Employee costs in the second quarter and first half of 2007 increased 8.2% and 10.1% respectively, which reflect increases in base compensation and employee benefits. Base compensation in the second quarter and first half of 2007 rose 9.2% and 9.9%, due primarily to growth in headcount and, to a lesser extent, wage and salary rate increases. Headcount increases were due in part to growth in warehouse-management services. Employee benefits expense increased 15.2% and 17.7% in the second quarter and first half of 2007, respectively, due principally from higher self-insurance expense for health-care benefits. The cost of health-care benefits in the first half of 2007 was significantly affected by a single large first-quarter claim. Excluding the unusually large first-quarter claim, health-care expenses in both the second quarter and first half of 2007 were adversely affected by higher overall claims activity, due to an increase in the cost per claim and in the number of claims. Corporate administrative costs allocated to Logistics in the second quarter and first half of 2007 increased by $3.2 million and $6.2 million, respectively, due primarily to the allocation of costs associated with corporate information-technology personnel who were retained by Con-way following the sale of Vector to GM in December 2006. The associated costs of these employees were allocated to Vector prior to its sale, but were allocated to Logistics subsequent to the sale. The retained employees were utilized in providing information-technology services to GM, as described above, and also to provide services on other Logistics' information-technology initiatives.
Rent expense increased 10.4% and 12.2% in the second quarter and first half of 2007, respectively, as a result of new warehouse customer space requirements as well as facilities expansion with existing customers. Supplies expense increased 18.9% and 20.4% in the second quarter and first half of 2007, respectively, due to existing and new warehouse customer service requirements.


Vector

In December 2006, Con-way recognized the sale to GM of Con-way's membership interest in Vector. The sale of Vector did not qualify as a discontinued operation due to its classification as an equity-method investment, and accordingly, Vector's income or losses are reported in net income from continuing operations.

In 2007, segment results reported from Con-way's equity investment in Vector included a $2.7 million first-quarter loss compared to income of $4.7 million and $8.9 million in the second quarter and first half of 2006, respectively. The first-quarter loss in 2007 was due to the write-off of a business-case receivable from GM, as more fully discussed in Note 3, "Sale of Unconsolidated Joint Venture," of Item 1, "Financial Statements."


Con-way Other

The Con-way Other reporting segment consists of certain corporate activities for which the related income (loss) has not been allocated to other reporting segments. The table below summarizes the operating results for the Con-way Other reporting segment:

 (Dollars in thousands)          Three Months Ended         Six Months Ended
                                     June 30,                    June 30,
                               -----------------------  -----------------------
                                  2007        2006         2007       2006
                               ----------- -----------  ----------- -----------
Con-way re-insurance
  activities                   $      584  $     (976)  $   (1,247) $     (622)
Con-way corporate
  properties                         (271)       (463)        (725)       (888)
Sales of non-operating
  assets                               --         280           --       1,260
Other                                  45         (42)         291        (225)
                               ----------- -----------  ----------- -----------
                               $      358  $   (1,201)  $   (1,681) $     (475)
                               =========== ===========  =========== ===========


                       Liquidity and Capital Resources
                       -------------------------------

Cash and cash equivalents rose to $345.4 million at June 30, 2007 from $260.0 million at December 31, 2006, as $208.1 million provided by operating activities exceeded $126.8 million used in investing and financing activities. Investing activities in the first half of 2007 used $12.5 million, as capital expenditures and increased investments in marketable securities were partially offset by $51.9 million of proceeds received from the sale of Con-way's membership interest in Vector. In the first half of 2007, financing activities used $114.2 million, primarily for the repurchase of $89.9 million of common stock. Con-way's cash flows are summarized in the table below.

Discontinued operations in the periods presented relate to the closure of Con-way Forwarding, the sale of MWF, the shut-down of EWA, and the spin-off of CFC, as more fully discussed in Note 2, "Discontinued Operations," of Item 1, "Financial Statements."


                                                     Six Months Ended
 (Dollars in thousands)                                  June 30,
                                                 --------------------------
                                                      2007       2006
                                                 ------------  ------------
Operating Activities
    Net income                                   $   81,778    $   117,166
    Discontinued operations                          (1,609)         6,779
    Non-cash adjustments (1)                         94,129         73,644
                                                 ------------  ------------
    Net income before non-cash items                174,298        197,589

    Changes in assets and liabilities                33,752         71,606

Net Cash Provided by Operating Activities           208,050        269,195
                                                 ------------  ------------

Net Cash Used in Investing Activities               (12,526)      (179,541)
                                                 ------------  ------------

Net Cash Used in Financing Activities              (114,238)      (277,355)
                                                 ------------  ------------

Net Cash Provided by (Used in) Continuing
 Operations                                          81,286       (187,701)
Net Cash Provided by (Used in) Discontinued
 Operations                                           4,048        (12,670)
                                                 ------------  ------------
Increase (Decrease) in Cash and
 Cash Equivalents                                $   85,334    $  (200,371)
                                                 ============  =============

    (1) "Non-cash adjustments" refer to depreciation, amortization, deferred income taxes, provision for uncollectible accounts, equity-method income or loss, and other non-cash income and expenses.


Operating Activities

Cash flow from operating activities in the first half of 2007 was $208.1 million, a $61.1 million decrease from the first half of 2006, due to a decrease in net income before non-cash items and a decline in cash provided by changes in assets and liabilities. In the first half of 2007, receivables used $30.0 million, compared to $18.1 million provided in the same prior-year period. Cash provided from income taxes increased to $37.6 million in the first half of 2007 from $23.3 million in the same prior-year period, due primarily to tax refunds received in March 2007. Employee benefits used $8.7 million in the first half of 2007 compared to $5.7 million in the same period of 2006. Under benefit plan amendments that were effective on January 1, 2007, an increase in the obligation for Con-way's defined contribution pension plan was largely offset by a decline in the obligation related to Con-way's defined benefit pension plans, as more fully discussed in Note 5, "Employee Benefit Plans," of Item 1, "Financial Statements." Cash provided by deferred charges and credits decreased to $2.0 million in the first six months of 2007 from $13.9 million provided in the same period of 2006, primarily due to the sale of Con-way's membership interest in Vector. In the first six months of 2006, cash provided by deferred charges and credits reflects variations in Con-way's affiliate payable to Vector.

Investing Activities

Cash used in investing activities decreased to $12.5 million in the first half of 2007 from $179.5 million in the first half of 2006 due primarily to a decline in capital expenditures and to $51.9 million in proceeds received in January 2007 from the sale of Con-way's membership interest in Vector. Capital expenditures in the first half of 2007 decreased $106.8 million from the same prior-year period due primarily to fewer tractor and trailer expenditures at Con-way Freight and Transportation. The prior year includes an above-average number of tractors acquired in advance of new governmental emission standards. Proceeds from the sale of properties and equipment increased $6.2 million in the first half of 2007 compared to the same period of 2006 due primarily to the sale of Con-way Truckload tractors. In both periods presented, investing activities also reflect increases in short-term marketable securities, which used $13.0 million and $13.1 million in the first half of 2007 and 2006, respectively.

Financing Activities

Financing activities used cash of $114.2 million in the first half of 2007 compared to $277.4 million in the same period of 2006, due substantially to a decline in common stock repurchases made under Con-way's repurchase program. Under the program, common stock repurchases fell to $89.9 million in the first half of 2007 from $261.8 million in the first half of 2006. The repurchase program concluded on June 29, 2007 and no additional purchases will be made under the program. Financing activities in both periods presented also reflect proceeds from the exercise of stock options, dividend payments and scheduled principal payments for notes related to Con-way's defined contribution retirement plan.

Con-way has a $400 million revolving credit facility that matures on September 30, 2011. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to $400 million. At June 30, 2007, no borrowings were outstanding under Con-way's revolving credit facility and $202.6 million of letters of credit were outstanding, leaving $197.4 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions to borrowing. Con-way had other uncommitted unsecured credit facilities totaling $40.0 million. Under these facilities, a total of $17.5 million of letters of credit, bank guarantees, and overdraft facilities were outstanding at June 30, 2007.

As more fully discussed in Note 10, "Acquisitions," of Item 1, "Financial Statements," Con-way on July 13, 2007 entered into an agreement to acquire the common stock of Transportation Resources, Inc. ("TRI"), the privately held holding company for Contract Freighters, Inc. and other affiliated companies (collectively, "CFI"). Con-way intends to fund the acquisition with existing cash resources together with proceeds from debt financing, either through the sale of debt securities in the public markets or through bridge financing. Con-way has obtained a commitment to provide bridge financing of up to $500 million, which is subject to certain conditions including satisfactory completion of the lender's due diligence review of CFI.

See "- Forward-Looking Statements" below; Item 1A, "Risk Factors" of Part II, "Other Information;" and Note 5, "Debt and Other Financing Arrangements," of
Item 8, "Financial Statements and Supplementary Data," in Con-way's 2006 Annual Report on Form 10-K for additional information concerning Con-way's $400 million credit facility and its other debt instruments.

Contractual Cash Obligations

Con-way's contractual cash obligations as of December 31, 2006 are summarized in Con-way's 2006 Annual Report on Form 10-K under Item 7, "Management's Discussion and Analysis - Liquidity and Capital Resources - Contractual Cash Obligations." In the first six months of 2007, there have been no material changes in Con-way's contractual obligations outside the ordinary course of business.

In 2007, Con-way anticipates capital and software expenditures of approximately $185 million or approximately $123 million of additional expenditures in the remaining half of 2007. Con-way's estimate for capital expenditures primarily includes acquisitions of additional tractor and trailer equipment, land, and development of new and existing facilities. Con-way's actual 2007 capital expenditures may differ from the estimated amount, depending on factors such as availability and timing of delivery of equipment, the availability of land in desired locations for new facilities, and the timing of obtaining permits, environmental studies and other approvals necessary for the development of new and existing facilities. The planned expenditures do not represent contractual obligations.

Other

Con-way's ratio of total debt to capital decreased to 42.6% at June 30, 2007 from 43.8% at December 31, 2006, due primarily to the increase in retained earnings from net income earned in 2007, the net increase in common shareholders' equity on adoption of the measurement-date provisions of SFAS 158, and an $18.6 million debt repayment in January of 2007. The increases in common shareholders' equity were partially offset by the share repurchases in 2007.

Con-way believes that its working capital requirements and capital expenditure plans in the foreseeable future will be adequately met with various sources of liquidity and capital, including Con-way's cash and cash equivalents, marketable securities, cash flow from operations, credit facilities and access to capital markets. At June 30, 2007, Con-way's senior unsecured debt was rated as investment grade by Standard and Poor's (BBB), Fitch Ratings (BBB), and Moody's (Baa3).



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

Other than the recent adoption of the accounting pronouncements described below, there have been no significant changes to Con-way's critical accounting policies and estimates during the first six months of 2007.

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

The effect of adoption of SFAS 158's measurement-date provisions to Con-way's financial statements as of and for the six months ended June 30, 2007 was primarily the result of an increase in the discount rate (used to measure plan-related obligations) to 5.95% at December 31, 2006 from 5.85% at November 30, 2006. This increase in discount rate reduced Con-way's estimated plan obligation, as described above, and will also increase estimated annual pension income in 2007 by $7.7 million. Following completion of final actuarial calculations, Con-way estimates that the defined benefit pension plans in 2007 will result in annual pension income of $25 million, based primarily on an expected return on plan assets that exceeds the interest cost on plan benefit obligations.

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

   * any statements regarding the outcome of any claims that may be brought against Con-way by CFC's multi-employer pension plans;

   * any statements regarding future economic conditions or performance;

   * any statements regarding the proposed acquisition of Transportation Resources, Inc. and proposed related financing;

   * any statements regarding the outcome of legal and other claims and proceedings against Con-way, and

   * any statements of estimates or belief and any statements or assumptions underlying the foregoing.

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

   * the effects of the cessation of EWA's air-carrier operations;

   * the possibility that Con-way may, from time to time, be required to record impairment charges for long-lived assets;

   * the proposed acquisition of Transportation Resources, Inc. and proposed related financing (including without limitation the possibility that such acquisition may not be consummated due to failure of regulatory approval or other closing conditions to be satisfied, risks relating to the financing, integration risks and risks that acquisition synergies are not realized);

   * the possibility of defaults under Con-way's $400 million credit agreement and other debt instruments (including without limitation defaults resulting from unusual charges);

   * the possibility that Con-way may be required to repay certain indebtedness in the event that the ratings assigned to its long-term senior debt by credit rating agencies are reduced;

   * labor matters, including the grievances by furloughed EWA pilots and crew members, labor-organizing activities, work stoppages or strikes;

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

   * matters relating to the sale of MWF, including Con-way's obligation to indemnify UPS for certain losses in connection with the sale, and

   * matters relating to Con-way's defined benefit and defined contribution pension plans.

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

Con-way enters into derivative financial instruments only in circumstances that warrant the hedge of an underlying asset, liability or future cash flow against exposure to some form of interest rate, commodity or currency-related risk. Additionally, the designated hedges should have high correlation to the underlying exposure such that fluctuations in the value of the derivatives offset reciprocal changes in the underlying exposure. Derivative financial instruments held by Con-way at June 30, 2007 did not have a material effect on Con-way's financial statements.

Interest Rates

Con-way is subject to the effect of interest rate fluctuations on the fair value of its long-term debt and on the amount of interest income earned on cash-equivalent investments and short-term marketable securities, as more fully discussed in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of Con-way's 2006 Annual Report on Form 10-K.

Fuel

Con-way is exposed to the effects of changes in the availability and price of diesel fuel. Generally, fuel can be obtained from various sources and in the desired quantities. However, an inability to obtain fuel could have a material adverse effect on Con-way. Con-way Freight and Transportation is subject to the risk of price fluctuations. Like other LTL carriers, Con-way Freight assesses many of its customers with a fuel surcharge. The fuel surcharge is a part of Con-way Freight's overall rate structure for customers and is intended to compensate Con-way Freight for the adverse effects of higher fuel costs. In periods of rising fuel prices, the fuel surcharge typically increases Con-way Freight's yields and revenue, and Con-way Freight generally recovers more than the cost of higher fuel and fuel-related increases in purchased transportation. Con-way cannot predict the future movement of fuel prices, Con-way Freight's ability to recover higher fuel costs through fuel surcharges, or the effect that changes in fuel surcharges may have on Con-way Freight's overall rate structure. Con-way Freight's operating income may be adversely affected by a decline in fuel prices as lower fuel surcharges would reduce its yield and revenue. Whether fuel prices increase, decrease, or remain constant, Con-way's operating income may be adversely affected if market pressures limited Con-way Freight's ability to assess its fuel surcharges.

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




                         PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Certain legal proceedings of Con-way are also discussed in Note 2, "Discontinued Operations," and Note 11, "Commitments and Contingencies," of
Part 1 Item 1, "Financial Statements."

Con-way, along with 11 other companies engaged in the LTL trucking business, has been named as a defendant in a purported class-action lawsuit filed on July 30, 2007 in the United States District Court for the Southern District of California. The named plaintiffs, Farm Water Technological Services Inc. d/b/a Water Tech. and C.B.J.T. d/b/a Agricultural Supply, allege that the defendants have conspired to fix fuel surcharges for LTL shipments in violation of Federal antitrust laws and are seeking treble damages, injunctive relief, attorneys' fees and costs. Con-way is currently reviewing the allegations made in the complaint.

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


ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors previously disclosed in
Item 1A, "Risk Factors," of Con-way's 2006 Annual Report on Form 10-K, except for risks related to the acquisition of TRI, as more fully discussed herein below and in Note 10, "Acquisitions," of Part 1 Item 1, "Financial Statements." TRI is the privately held holding company for Contract Freighters, Inc. and other affiliated companies (collectively, "CFI").

Con-way's acquisition of CFI is subject to various risks, including the possibility that the acquisition will not be completed and the possibility that the expected benefits of the acquisition will not be realized.

Con-way's acquisition of CFI is subject to the satisfaction or waiver of specified conditions to closing, as set forth in the merger agreement, and the acquisition also requires that Con-way obtain financing to fund a portion of the transaction, either through the sale of debt securities in the public
markets or through bridge financing.   Con-way has obtained a commitment from
Goldman Sachs Credit Partners LP ("Goldman") to provide bridge financing of up to $500 million, which is subject to certain conditions, including satisfactory completion of Goldman's due diligence review of CFI. If Con-way is unable to obtain the required financing at closing or if any of the conditions to closing are not satisfied or waived, the acquisition will not be completed. If the acquisition is not completed, the price of Con-way's common stock may decline. Con-way will also be obligated to pay certain transaction-related fees, including legal and accounting fees incurred in connection with the acquisition, whether or not the acquisition is completed, and such costs would be recognized as expense in the period in which such a determination is made. Furthermore, if the acquisition is not completed, Con-way's operations could be adversely affected by cost increases and deterioration in service performance at Con-way Truckload, due in part to above-average employee turnover at Con-way Truckload following Con-way's announcement of the CFI acquisition.

While Con-way currently expects that CFI's management team and its customer base will remain with CFI after closing, there can be no assurance in this regard. The departure of one or more key CFI executives or the loss of one or more significant customers could have an adverse effect on the acquired business. Con-way has entered into employee-retention agreements with certain key CFI executives that provide for the forfeiture of escrowed funds if the executive leaves the employ of CFI prior to specified dates following the closing of the acquisition.

In addition, Con-way may not be able to realize all of the operating efficiencies, synergies, cost savings or other benefits expected from the acquisition, and may incur higher-than-expected costs and encounter other difficulties when integrating CFI into the Con-way organization. The success of the acquisition depends, in part, on Con-way's ability to realize the anticipated synergies, cost savings and growth opportunities from integrating CFI's business with Con-way's existing businesses. Con-way's success in realizing these benefits and the timing of this realization depend upon the successful integration of the operations of CFI. The integration process may be complex, costly and time-consuming. The difficulties of integrating the operations of CFI include, among others:

   * unanticipated issues in integrating information, communications and other systems;
   * retaining key employees;
   * consolidating corporate and administrative infrastructures; and
   * the diversion of management's attention from ongoing business concerns.

Con-way and CFI may not accomplish this integration smoothly or successfully. The diversion of the attention of management from its current operations to the integration effort and any difficulties encountered in combining operations could prevent Con-way from realizing the full benefits anticipated to result from the acquisition.





ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides a summary of shares repurchased during the quarter ended June 30, 2007:


                   Total    Average    Total Number of     Maximum Dollar Value
                 Number of   Price    Shares Purchased as  of Shares that May
                   Shares   Paid per    Part of Publicly   Yet be Purchased
                 Purchased   Share     Announced Program   Under the Program
                    [1]                       [1]                [1]
                 ---------- --------- ------------------- ---------------------
April 1, 2007-
 April 30, 2007    218,000   $54.67           218,000        $   33,341,779
May 1, 2007-
 May 31, 2007      471,000   $55.34           471,000        $    7,274,297
June 1, 2007-
 June 30, 2007     126,000   $54.00           126,000        $      470,677
                 ----------                 ----------
Total              815,000   $54.96           815,000        $           --
                 ===========                ==========

[1] In April 2006, the Board of Directors authorized the repurchase of up to $400 million in Con-way's common stock through open-market transactions and privately negotiated transactions. Con-way concluded the repurchase program on June 29, 2007.



ITEM 6.  EXHIBITS

Exhibit No.
-----------

(10) Material Contracts

     10.1 Agreement and Plan of Merger dated as of July 13, 2007, by and among the Company, Seattle Acquisition Corporation, a Missouri corporation and a wholly owned subsidiary of the Company, Transportation Resources, Inc., a Missouri corporation, the Shareholders' Agent
           (as defined therein) and the Principal Shareholders
           (as defined therein).*

(31) Certification of Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32) Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99) Additional documents:

     99.1  Computation of Ratios of Earnings to Fixed Chares

* Confidential treatment has been requested for portions of the signature page to this exhibit. The copy filed herewith omits the information subject
to the confidentiality requested.  Omissions are designated with [***].   A
complete version of this exhibit has been filed separately with the United States Securities and Exchange Commission.



                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Con-way Inc.
                                             ------------
                                             (Registrant)


August 7, 2007                               /s/ Kevin C. Schick
                                             -------------------
                                             Kevin C. Schick
                                             Senior Vice President and
                                             Chief Financial Officer