Form 10-Q
period 2007-09-30
Con-way Inc.
filed 2007-11-08
CIK 23675

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ___        SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2007

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


             Number of shares of Common Stock, $.625 par value,
               outstanding as of October 31, 2007:  45,150,065





                                CON-WAY INC.
                                  FORM 10-Q
                     Quarter Ended September 30, 2007

_______________________________________________________________________________
_______________________________________________________________________________

                                    INDEX



PART I. FINANCIAL INFORMATION                                            Page

   Item 1. Financial Statements

     Consolidated Balance Sheets -
       September 30, 2007 and December 31, 2006                            3

     Statements of Consolidated Income -
       Three and Nine Months Ended September 30, 2007 and 2006             5

     Statements of Consolidated Cash Flows -
       Nine Months Ended September 30, 2007 and 2006                       6

     Notes to Consolidated Financial Statements                            7

   Item 2.  Management's Discussion and Analysis of Financial
              Condition  and Results of Operations                        22

   Item 3. Quantitative and Qualitative Disclosures
              about Market Risk                                           37

   Item 4. Controls and Procedures                                        38


PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                              39

   Item 1A. Risk Factors                                                  39

   Item 6. Exhibits                                                       41

   Signatures                                                             42




                        PART I. FINANCIAL INFORMATION



 ITEM 1.  FINANCIAL STATEMENTS


                               CON-WAY INC.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                          (Dollars in thousands)



                                                   September 30,   December 31,
ASSETS                                                 2007            2006
                                                   ------------    ------------

Current Assets
  Cash and cash equivalents                        $   181,449     $   260,039
  Marketable securities                                 95,041         184,525
  Trade accounts receivable, net                       506,400         439,727
  Other accounts receivable                             30,498         107,520
  Operating supplies, at lower of average cost
   or market                                            23,458          19,223
  Prepaid expenses                                      35,537          34,445
  Deferred income taxes                                 42,962          43,107
  Assets of discontinued operations                      2,271           1,898
                                                   ------------    ------------
                 Total Current Assets                  917,616       1,090,484
                                                   ------------    ------------


Property, Plant and Equipment, at cost
  Land                                                 188,156         159,506
  Buildings and leasehold improvements                 779,180         688,644
  Revenue equipment                                  1,248,888         970,290
  Other equipment                                      253,734         239,244
                                                   ------------    ------------
                                                     2,469,958       2,057,684
  Accumulated depreciation and amortization           (993,689)       (939,709)
                                                   ------------    ------------
                                                     1,476,269       1,117,975
                                                   ------------    ------------

Other Assets
  Deferred charges and other assets                     46,810          25,894
  Capitalized software, net                             34,267          34,831
  Goodwill                                             475,939             727
  Deferred income taxes                                     --          31,978
                                                   ------------    ------------
                                                       557,016          93,430
                                                   ------------    ------------
Total Assets                                       $ 2,950,901     $ 2,301,889
                                                   ============    ============




     The accompanying notes are an integral part of these statements.





                                CON-WAY INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
               (Dollars in thousands except per share amounts)



                                                   September 30,   December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                   2007            2006
                                                   ------------    ------------

Current Liabilities
  Accounts payable                                 $   274,243     $   240,870
  Accrued liabilities                                  302,598         202,923
  Income taxes payable                                  10,702              --
  Self-insurance accruals                              106,393          92,372
  Short-term borrowings                                  4,535              --
  Bridge-loan facility                                 425,000              --
  Current maturities of long-term debt                  22,713          18,635
  Liabilities of discontinued operations                 3,465           5,002
                                                   ------------    ------------
    Total Current Liabilities                        1,149,649         559,802

Long-Term Liabilities
  Long-term debt and guarantees                        532,099         557,723
  Self-insurance accruals                              128,936         114,431
  Employee benefits                                    256,726         314,559
  Other liabilities and deferred credits                27,341          14,595
  Deferred income taxes                                 71,036              --
                                                   ------------    ------------
    Total Liabilities                                2,165,787       1,561,110
                                                   ------------    ------------

Commitments and Contingencies (Notes 4, 7, and 13)

Shareholders' Equity
  Preferred stock, no par value; authorized
    5,000,000 shares:
     Series B, 8.5% cumulative, convertible,
      $.01 stated value; designated 1,100,000
       shares; issued 570,455 and 603,816
        shares, respectively                                 6               6
  Additional paid-in capital, preferred stock           86,760          91,834
  Deferred compensation, defined contribution plan     (23,605)        (31,491)
                                                   ------------    ------------
    Total Preferred Shareholders' Equity                63,161          60,349
                                                   ------------    ------------

  Common stock, $.625 par value; authorized
    100,000,000 shares; issued 61,871,878 and
     61,616,649 shares, respectively                    38,589          38,434
  Additional paid-in capital, common stock             563,924         549,267
  Retained earnings                                    941,865         847,068
  Cost of repurchased common stock
   (16,743,371 and 15,168,447 shares,
    respectively)                                     (722,495)       (638,929)
                                                   ------------    ------------
    Total Common Shareholders' Equity                  821,883         795,840
                                                   ------------    ------------
  Accumulated Other Comprehensive Loss                 (99,930)       (115,410)
                                                   ------------    ------------
    Total Shareholders' Equity                         785,114         740,779
                                                   ------------    ------------
        Total Liabilities and Shareholders'
            Equity                                 $ 2,950,901     $ 2,301,889
                                                   ============    ============



      The accompanying notes are an integral part of these statements.





                                 CON-WAY INC.
                       STATEMENTS OF CONSOLIDATED INCOME
                                  (Unaudited)
                (Dollars in thousands except per share amounts)


                                  Three Months Ended        Nine Months Ended
                                    September 30,             September 30,
                               -----------------------  -----------------------
                                   2007         2006         2007         2006
                               ----------- -----------  ----------- -----------

Revenues                       $1,111,293  $1,076,807   $3,187,201  $3,222,851

Costs and Expenses
  Salaries, wages and
    other employee benefits       486,135     432,196    1,387,339   1,302,990
  Purchased transportation        253,282     296,296      779,672     901,279
  Fuel and fuel-related taxes      91,226      74,646      236,816     218,032
  Depreciation and
    amortization                   42,947      36,346      117,077     106,973
  Maintenance                      31,762      26,698       85,567      79,827
  Rents and leases                 22,919      18,357       59,852      57,599
  Purchased labor                  16,095      17,431       45,906      49,000
  Other operating expenses         99,245      80,752      271,297     232,184
  Loss (Income) from equity
    investment                         --      (1,999)       2,699     (10,858)
  Gain from sale of
    Con-way Expedite                   --      (6,231)          --      (6,231)
                               ----------- -----------  ----------- -----------
                                1,043,611     974,492    2,986,225   2,930,795
                               ----------- -----------  ----------- -----------

 Operating Income                  67,682     102,315      200,976     292,056
                               ----------- -----------  ----------- -----------

Other Income (Expense)
  Investment income                 5,118       5,399       16,420      19,021
  Interest expense                (10,603)     (8,761)     (27,927)    (25,226)
  Miscellaneous, net                 (271)       (511)         (78)        145
                               ----------- -----------  ----------- -----------
                                   (5,756)     (3,873)     (11,585)     (6,060)
                               ----------- -----------  ----------- -----------

Income from Continuing
 Operations before Income
  Tax Provision                    61,926      98,442      189,391     285,996
 Income Tax Provision              22,961      33,664       70,257      97,273
                               ----------- -----------  ----------- -----------

Income from Continuing
 Operations                        38,965      64,778      119,134     188,723
                               ----------- -----------  ----------- -----------

Discontinued Operations,
 net of tax
  Loss from Discontinued
    Operations                         --          --           --      (1,929)
  Gain (Loss) from
    Disposal                           --          --        1,609      (4,850)
                               ----------- -----------  ----------- -----------
                                       --          --        1,609      (6,779)

Net Income                         38,965      64,778      120,743     181,944
  Preferred Stock
    Dividends                       1,693       1,748        5,172       5,319
                               ----------- -----------  ----------- -----------

Net Income Available to
  Common Shareholders          $   37,272  $   63,030   $  115,571  $  176,625
                               =========== ===========  =========== ===========

Net Income from Continuing
  Operations Available to
    Common Shareholders        $   37,272  $   63,030   $  113,962  $  183,404
                               =========== ===========  =========== ===========

Weighted-Average Common
  Shares Outstanding
    Basic                      44,976,482  47,601,175   45,414,155  49,717,418
    Diluted                    48,007,691  50,857,496   48,492,037  53,092,636

Earnings (Loss) per
  Common Share
    Basic
      Net Income from
       Continuing Operations   $     0.83  $     1.32   $     2.51  $     3.69
      Loss from Discontinued
       Operations                      --          --           --       (0.04)
      Gain (Loss) from
       Disposal                        --          --         0.03       (0.10)
                               ----------- -----------  ----------- -----------
Net Income Available to
  Common Shareholders          $     0.83  $     1.32   $     2.54  $     3.55
                               =========== ===========  =========== ===========

    Diluted
      Net Income from
       Continuing Operations   $     0.78  $     1.24   $     2.37  $     3.47
      Loss from Discontinued
       Operations                      --          --           --       (0.04)
      Gain (Loss) from
        Disposal                       --          --         0.03       (0.09)
                               ----------- -----------  ----------- -----------
Net Income Available to
  Common Shareholders          $     0.78  $     1.24   $     2.40  $     3.34
                               =========== ===========  =========== ===========


       The accompanying notes are an integral part of these statements.





                                CON-WAY INC.
                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (Unaudited)
                           (Dollars in thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                        -----------------------
                                                             2007       2006
                                                        ----------- -----------

Cash and Cash Equivalents, Beginning of Period          $  260,039  $  514,275
                                                        ----------- -----------

Operating Activities
 Net income                                                120,743     181,944
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Discontinued operations, net of tax                    (1,609)      6,779
     Depreciation and amortization, net of accretion       113,465     103,615
     Increase in deferred income taxes                       5,976      17,667
     Amortization of deferred compensation                   7,886       6,853
     Share-based compensation                                8,029       5,555
     Provision for uncollectible accounts                    2,625       2,152
     Loss (Income) from equity investment                    2,699     (10,858)
     Gain from sale of business                                 --      (6,231)
     Loss from restructuring activities                      7,000          --
     Gain from sales of property and equipment, net         (2,079)     (1,052)
     Changes in assets and liabilities, net
       of acquisitions:
        Receivables                                        (27,644)     25,915
        Prepaid expenses                                     6,743       2,081
        Accounts payable                                     6,296      (5,792)
        Accrued incentive compensation                      19,181      13,200
        Accrued liabilities, excluding accrued
         incentive compensation and employee benefits       24,497      27,545
        Self-insurance accruals                              8,492       4,382
        Income taxes                                        41,013       8,929
        Employee benefits                                   (9,306)    (40,167)
        Deferred charges and credits                         1,925      13,699
        Other                                               (8,127)     (5,970)
                                                        ----------- -----------
   Net Cash Provided by Operating Activities               327,805     350,246
                                                        ----------- -----------

Investing Activities
     Capital expenditures                                  (93,602)   (243,297)
     Software expenditures                                  (8,242)     (7,500)
     Proceeds from sales of property and equipment, net     15,993       4,630
     Proceeds from sale of equity investment                51,900       8,000
     Acquisition of CFI, net of cash acquired             (739,455)         --
     Acquisition of Cougar Logistics, net of cash
      acquired                                             (28,218)         --
     Net decrease in marketable securities                  89,500      20,400
                                                        ----------- -----------
   Net Cash Used in Investing Activities                  (712,124)   (217,767)
                                                        ----------- -----------

Financing Activities
     Net proceeds from issuance of bridge-loan facility    425,000          --
     Repayment of long-term debt and guarantees            (18,626)    (15,024)
     Proceeds from exercise of stock options                 6,907      11,771
     Excess tax benefit from stock option exercises            577       2,518
     Payments of common dividends                          (13,675)    (15,004)
     Payments of preferred dividends                        (7,931)     (8,457)
     Repurchases of common stock                           (89,865)   (305,925)
                                                        ----------- -----------
   Net Cash Provided by (Used in) Financing Activities     302,387    (330,121)
                                                        ----------- -----------

   Net Cash Used in Continuing Operations                  (81,932)   (197,642)
                                                        ----------- -----------

Discontinued Operations
   Net Cash Provided by (Used in) Operating Activities       3,342     (23,220)
   Net Cash Used in Investing Activities                        --        (178)
                                                        ----------- -----------
   Net Cash Provided by (Used in) Discontinued
    Operations                                               3,342     (23,398)
                                                        ----------- -----------

   Decrease in Cash and Cash Equivalents                   (78,590)   (221,040)
                                                        ----------- -----------
Cash and Cash Equivalents, End of Period                $  181,449  $  293,235
                                                        =========== ===========

 Supplemental Disclosure

   Cash paid for income taxes, net of refunds           $   21,458  $   65,044
                                                        =========== ===========

   Cash paid for interest, net of amounts capitalized   $   22,161  $   21,295
                                                        =========== ===========


      The accompanying notes are an integral part of these statements.





                                CON-WAY INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.  Principal Accounting Policies

Organization

Con-way Inc. and its consolidated subsidiaries ("Con-way" or the "Company") provide transportation and logistics services for a wide range of manufacturing, industrial and retail customers. Con-way's principal business units operate in regional and transcontinental less-than-truckload and full-truckload freight transportation, truckload brokerage, global logistics management, and trailer manufacturing. As more fully discussed in Note 6, "Segment Reporting," for financial reporting purposes, Con-way is divided into five reporting segments: Freight, Truckload, Logistics, Vector and Other.

Basis of Presentation

These interim financial statements of Con-way have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Rule 10-01 of Regulation S-X, and should be read in conjunction with Con-way's 2006 Annual Report on Form 10-K. Accordingly, significant accounting policies and other disclosures normally provided have been omitted.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary to present fairly Con-way's financial position, results of operations and cash flows for the interim dates and periods presented. Results for the interim periods presented are not necessarily indicative of annual results.

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

Earnings per Share ("EPS")

Basic EPS is computed by dividing reported earnings (loss) by the weighted-average common shares outstanding. Diluted EPS is calculated as follows:



(Dollars in thousands except      Three Months Ended        Nine Months Ended
 per share data)                    September 30,             September 30,
                               -----------------------  -----------------------
                                  2007        2006         2007        2006
                               ----------- -----------  ----------- -----------
Numerator:
 Continuing operations
  (after preferred stock
   dividends), as reported     $   37,272  $   63,030   $  113,962  $  183,404
 Add-backs:
  Dividends on
   Series B preferred
    stock, net of replacement
     funding                          262         262          795         807
                               ----------- -----------  ----------- -----------
 Continuing operations             37,534      63,292      114,757     184,211
                               ----------- -----------  ----------- -----------
 Discontinued operations               --          --        1,609      (6,779)
                               ----------- -----------  ----------- -----------
Available to common
  shareholders                 $   37,534  $   63,292   $  116,366  $  177,432
                               =========== ===========  =========== ===========

Denominator:
 Weighted-average common
  shares outstanding           44,976,482  47,601,175   45,414,155  49,717,418
  Stock options and nonvested
   stock                          345,512     363,420      392,185     482,317
  Series B preferred stock      2,685,697   2,892,901    2,685,697   2,892,901
                               ----------- -----------  ----------- -----------
                               48,007,691  50,857,496   48,492,037  53,092,636
                               =========== ===========  =========== ===========

 Anti-dilutive stock
  options not included in
   denominator                    894,298     400,900      831,798     324,500
                               =========== ===========  =========== ===========

 Earnings (Loss) per Diluted
 Share:
  Continuing operations        $     0.78  $     1.24   $     2.37  $     3.47
  Discontinued operations              --          --         0.03       (0.13)
                               ----------- -----------  ----------- -----------
Available to common
 shareholders                  $     0.78  $     1.24   $     2.40  $     3.34
                               =========== ===========  =========== ===========


2.  Acquisitions

Contract Freighters, Inc.

On August 23, 2007, Con-way acquired the outstanding common shares of Transportation Resources, Inc. ("TRI"). TRI is the holding company for Contract Freighters, Inc. and other affiliated companies (collectively, "CFI"). CFI is a truckload carrier headquartered in Joplin, Missouri, and provides asset-based full-truckload freight services throughout North America, including services into and out of Mexico. At the acquisition date, CFI operated over 2,300 tractors and more than 7,000 trailers, with more than 3,000 employees, including approximately 2,500 drivers.

Following the acquisition, the operating results of CFI are reported with the operating results of the Con-way Truckload business unit in the Truckload reporting segment. Accordingly, the Truckload reporting segment for the third quarter and first nine months of 2007 and 2006 includes the results of the Con-way Truckload business unit for all of those periods, but only includes the operating results of CFI from August 23, 2007 through September 30, 2007. As more fully discussed in Note 3, "Restructuring Activities," Con-way in September 2007 integrated the Con-way Truckload business unit with the CFI business unit.

     Strategic Benefits

The acquisition of CFI establishes Con-way as an enterprise that offers domestic and international shippers with a diverse suite of solutions, including less-than-truckload ("LTL"), full-truckload, and logistics services. Con-way expects to realize a number of strategic benefits from the acquisition of CFI, including the diversification of its revenue mix, a more efficient and integrated truckload operation, and opportunities to leverage sales efforts, infrastructure and freight flows among Con-way's LTL, truckload and logistics business units.

     Purchase Price and Allocation to Net Assets Acquired

In the presentation below, the preliminary allocation of the purchase price is based on the purchase price calculated as of the August 23, 2007 acquisition closing date and the estimated fair value or carrying amount (which approximates fair value) of assets acquired and liabilities assumed as of the same date. The purchase-price accounting is based on current estimates of the assets acquired and liabilities assumed and a preliminary evaluation of the effect of conforming CFI's accounting policies to those of Con-way. Accordingly, revisions to the preliminary estimates and evaluations may be necessary as these items are finalized.


Calculation of purchase price (dollars in millions):

  Cash consideration paid
      Purchase price                                             $   750.0
      Adjustments for working capital, and for cash and
       debt acquired                                                  12.0
  Direct transaction costs                                             5.1
                                                                 ----------
      Gross purchase price                                       $   767.1
  Cash acquired                                                      (15.4)
                                                                 ----------
      Net purchase price                                         $   751.7
                                                                 ===========

 Allocation of purchase price (dollars in millions):

    Current assets, excluding cash acquired                      $    56.2
    Non-current assets
      Property and equipment                                         362.6
      Intangible assets
         Customer relationships        $   14.0
         Trademarks                         1.7
         Goodwill                         463.3
                                       ---------
                                                                     479.0
    Other assets
      Internal-use software                 3.0
      Restricted cash                       4.0
                                       ---------
                                                                       7.0
    Current liabilities                                              (43.2)
    Non-current liabilities
      Deferred taxes                                                 (96.5)
      Other                                                          (13.4)
                                                                 ----------
                                                                 $   751.7
                                                                 ===========

As required by SFAS 142, "Goodwill and Intangible Assets," intangible assets with an indefinite life are not amortized while intangible assets with lives of definite duration are amortized over their estimated useful lives. Accordingly, goodwill will not be amortized and is not deductible for income-tax purposes, but will be subject to an annual impairment test. Identifiable intangible assets will be amortized on a straight-line basis over the estimated useful lives of the assets, which are 10 years for customer relationships and 2 years for trademarks.

In connection with the acquisition, former shareholders of TRI paid $4.0 million into an escrow account for the purpose of retaining certain key executive officers of CFI. Under the escrow agreement, the key executive officers will receive pro rata payments if they remain employees of CFI over a two-year period ending August 23, 2009. Accordingly, $4.0 million has been allocated to the purchase price as the value of the retention-related restricted cash and an equal liability to the key executive officers will be accrued ratably over the two-year service period. If the key executive officers terminate employment prior to August 23, 2009, any unearned portion of the restricted cash in escrow would be remitted to Con-way.

     Pro Forma Financial Information

The following unaudited pro forma condensed financial information presents the combined results of operations of Con-way as if the CFI acquisition had occurred as of the beginning of the periods presented, and based on Con-way's assessment of materiality, does not reflect the acquisition of Cougar Logistics. The unaudited pro forma condensed consolidated financial information is for illustrative purposes only, is hypothetical in nature and does not purport to represent what Con-way's financial information would have been if the acquisition had occurred as of the dates indicated or what such results will be for any future periods.

The unaudited financial information reflects pro forma adjustments that are based upon available information and certain assumptions that Con-way believes are reasonable, including estimates related to purchase-method fair-value accounting adjustments, the effect of financing transactions and conforming changes in accounting policies. However, the pro forma condensed consolidated statements of income from continuing operations reflect only pro forma adjustments expected to have a continuing effect on the consolidated results beyond 12 months from the consummation of the acquisition and do not reflect any changes in operations that may occur, including synergistic benefits that may be realized through the acquisition or the costs that may be incurred in integrating operations. These estimates are preliminary and are based on information currently available and could change.



(Dollars in thousands           Three Months Ended        Nine Months Ended
  except per share amounts)        September 30,             September 30,
                               -----------------------  -----------------------
                                  2007        2006          2007       2006
                               ----------- -----------  ----------- -----------

  Revenue                      $1,180,471  $1,203,699   $3,497,426  $3,585,068
  Income from continuing
    operations                     38,604      65,760      117,509     192,650
  Net income                       38,604      65,760      119,118     185,871
  Net income available to
    shareholders                   36,911      64,012      113,946     180,552

  Earnings per share
    Basic                      $     0.82  $     1.34   $     2.51  $     3.63
    Diluted                    $     0.77  $     1.26   $     2.37  $     3.42


Cougar Logistics

On September 5, 2007, Menlo Worldwide, LLC ("MW") acquired the outstanding common shares of Cougar Holdings Pte Ltd., and its primary subsidiary, Cougar Express Logistics (collectively, "Cougar Logistics"). Cougar Logistics is a warehousing, logistics, distribution-management and freight-forwarding company headquartered in Singapore. Cougar provides its services to a client base in Asia of nearly 200 global businesses with personnel, facilities and operations in 12 locations in Singapore, Malaysia and Thailand.

Following the acquisition, the operating results of Cougar are reported with the operating results of the Menlo Logistics business unit in the Logistics reporting segment. The Logistics reporting segment for the third quarter and first nine months of 2007 and 2006 includes the operating results of Cougar Logistics from September 5, 2007 through September 30, 2007.

     Strategic Benefits

The acquisition of Cougar Logistics expands Menlo Logistics' operations in the important Asia-Pacific region. Menlo Logistics expects to realize a number of strategic benefits from the acquisition, including the entry into new service offerings and markets, an expansion of capabilities within its existing service portfolio and industry verticals.

     Purchase Price and Allocation to Net Assets Acquired

MW acquired the outstanding common shares of Cougar Logistics for a cash purchase price of $28.2 million, subject to adjustment, and the assumption of $4.5 million in debt. The preliminary allocation of the purchase price is based on the purchase price calculated as of the September 5, 2007 acquisition closing date and the estimated fair value or carrying amount (which approximates fair value) of assets acquired and liabilities assumed as of the same date. Based on preliminary estimates, the $28.2 million purchase price (net of $0.9 million of cash acquired) was allocated to $21.5 million of acquired property and equipment, $11.9 million of goodwill, $4.5 million of assumed short-term borrowings and $0.7 million of other assumed liabilities (net of other acquired assets). Goodwill will not be amortized but will be subject to an annual impairment test. Con-way is currently evaluating the tax effect of goodwill and other assets acquired and liabilities assumed. The purchase-price accounting is based on a preliminary calculation of the purchase price and current estimates of the assets acquired and liabilities assumed. Accordingly, revisions to the preliminary calculations and estimates may be necessary as these items are finalized.

Chic Logistics

Subsequent to the end of the period, MW on October 18, 2007 acquired the outstanding common shares of Chic Holdings, Ltd. and its wholly owned subsidiaries, Shanghai Chic Logistics Co. Ltd. and Shanghai Chic Supply Chain Management Co. Ltd. (collectively, "Chic Logistics") for a purchase price of $60 million, subject to earn-out provisions based on performance. Chic Logistics is a well-established provider of third-party logistics and transportation-management services in China and maintains a network with 130 operating sites in 78 cities. The acquisition of Chic Logistics expands Menlo Logistics' operations in China and is expected to bring many of the same international strategic benefits as the acquisition of Cougar Logistics.


3.  Restructuring Activities

Freight

In August 2007, Con-way Freight began an operational restructuring to combine its three regional operating companies into one centralized operation to improve the customer experience and streamline its processes. The reorganization into a centralized entity is intended to improve customer service and efficiency through the development of uniform new pricing and operational processes, implementation of best practices, and fostering of innovation. In connection with the reorganization, Con-way Freight recognized a third-quarter restructuring charge of $5.5 million.

Con-way expects the reorganization to be substantially complete by the end of the first quarter of 2008 and, during the period of reorganization, estimates that it will recognize total restructuring charges of approximately $18 million. Estimated restructuring charges consist primarily of employee-separation costs, lease-termination costs, and asset-impairment charges. Employee-separation costs primarily include severance payments and retention bonuses for employees who have been notified of their immediate or future separation, and accordingly, the related expenses are recognized over the employees' remaining service period.

The following table summarizes the effect of restructuring activities for the nine months ended September 30, 2007:



                                             Cash         Liability at
(Dollars in                 Charges       Payments or     September 30,
thousands)                  Incurred      Write-offs         2007
                        --------------  --------------  --------------

Employee-separation
 costs                  $       3,536   $        (744)  $       2,792
Asset-impairment
 charges                        1,997          (1,997)             --
                        --------------  --------------  --------------
      Total             $       5,533   $      (2,741)  $       2,792
                        ==============  ==============  ==============


Truckload

In connection with the acquisition of CFI, as more fully discussed in Note 2, "Acquisitions," Con-way in September 2007 integrated the Con-way Truckload business unit with the CFI business unit. In connection with the integration, Con-way closed the general office of Con-way Truckload and incurred a $1.5 million third-quarter restructuring charge, primarily for costs related to employee separation, lease termination and asset impairment. Con-way estimates that it will recognize an additional $0.3 million restructuring charge in the fourth quarter of 2007 and expects that the Truckload reorganization will be substantially complete by the end of 2007.


4.  Discontinued Operations

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

Results of discontinued operations for the nine-month periods of 2007 and 2006 are presented below. There were no results associated with discontinued operations for the third quarters of 2007 and 2006.

                                                 Nine Months Ended
                                                   September 30,
                                      --------------------------------------
(Dollars in thousands)                       2007               2006
                                      ------------------  ------------------

Revenues
  Con-way Forwarding                  $              --   $          21,699

Loss from Discontinued Operations
  Con-way Forwarding
    Loss before income tax benefit                   --              (2,963)
    Income tax benefit                               --               1,034
                                      ------------------  ------------------
                                      $              --   $          (1,929)
                                      ==================  ==================
Gain (Loss) from Disposal, net of tax
  Con-way Forwarding                  $             156   $          (5,128)
  MWF                                               (33)                644
  EWA                                             2,706                (200)
  CFC                                            (1,220)               (166)
                                      ------------------  ------------------
                                      $           1,609   $          (4,850)
                                      ==================  ==================

The assets and liabilities of discontinued operations are presented in the consolidated balance sheets under the assets (or liabilities) of discontinued operations. At September 30, 2007 and December 31, 2006, assets of discontinued operations were $2.3 million and $1.9 million, respectively, and liabilities of discontinued operations were $3.5 million and $5.0 million, respectively.

Con-way Forwarding

In June 2006, Con-way closed the operations of its domestic air freight forwarding business known as Con-way Forwarding. The decision to close the operating unit was made following management's review of the unit's competitive position and its prospects in relation to Con-way's long-term strategies. As a result of the closure, Con-way recognized a $5.1 million second-quarter loss from disposal (net of a $2.8 million tax benefit) for the write-off of non-transferable capitalized software and other assets, a loss related to non-cancelable operating leases, and other costs.

MWF

In October 2004, Con-way and MW entered into a stock purchase agreement with United Parcel Service, Inc. ("UPS") to sell all of the issued and outstanding capital stock of MWF. Con-way completed the sale in December 2004. The stock purchase agreement excludes the assets and liabilities related to EWA, and the obligation related to former MWF employees covered under Con-way's domestic pension, postretirement medical and long-term disability plans. Under the stock purchase agreement, Con-way agreed to a three-year non-compete covenant that, subject to certain exceptions, limits Con-way's annual air freight and ocean- forwarding and/or customs brokerage revenues to $175 million through December 19, 2007. Con-way also agreed to indemnify UPS against certain losses that UPS may incur after the closing of the sale with certain limitations. Any losses related to these indemnification obligations or any other costs, including any future cash expenditures, related to the sale that have not been estimated and recognized will be recognized in future periods as an additional loss from disposal when and if incurred.

See Note 2, "Discontinued Operations," of Item 8, "Financial Statements and Supplementary Data," in Con-way's 2006 Annual Report on Form 10-K for a complete description of the disposition of MWF, including a discussion of losses from impairment and disposal of MWF and of cash payments received from UPS in connection with the sale of MWF. As more fully discussed in Note 12, "Income Taxes," Con-way's disposal of MWF generated a capital loss for tax purposes.

EWA

The results of EWA relate to the cessation of its air-carrier operations in 2001. In the periods presented, results from EWA relate to adjustments of loss estimates, except for a first-quarter net gain in 2007 of $2.9 million (net of tax of $1.7 million) that relates to a recovery of prior losses. EWA's estimated loss reserves declined to $2.6 million at September 30, 2007, from $4.0 million at December 31, 2006, due primarily to the cash payment of liabilities. EWA's remaining loss reserves at September 30, 2007 were reported in liabilities of discontinued operations and consisted of Con-way's estimated remaining exposure related to the labor matters described below.

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


5.  Sale of Unconsolidated Joint Venture

Vector SCM, LLC ("Vector") was a joint venture formed with General Motors ("GM") in December 2000 for the purpose of providing logistics management services on a global basis for GM, and for customers in addition to GM.

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

Transition and Related Services

Pursuant to a closing agreement, GM and Con-way specified the transition services, primarily accounting assistance, and the compensation amounts for such services, to be provided to GM through September 30, 2007. In addition, GM and Con-way entered into an agreement for Con-way to provide certain information-technology support services at an agreed-upon compensation through at least March 31, 2008. Under these agreements, Menlo Logistics reported revenue of $2.8 million in the third quarter and $8.4 million in the first nine months of 2007, primarily for information-technology services provided to GM.

See Note 3, "Investment in Unconsolidated Joint Venture," of Item 8, "Financial Statements and Supplementary Data," in Con-way's 2006 Annual Report on Form 10-K for a complete description of Vector, including a discussion of Con-way's net investment in Vector and other sale-related amounts.


6.  Segment Reporting

Con-way discloses segment information in the manner in which the business units are organized for making operating decisions, assessing performance and allocating resources. Management evaluates segment performance primarily based on revenue and operating income (loss). Accordingly, interest expense, investment income and other non-operating items are not reported in segment results. Corporate expenses are generally allocated based on measurable services provided to each segment, or for general corporate expenses, based on segment revenue and capital employed. Inter-segment revenue and related operating income have been eliminated to reconcile to consolidated revenue and operating income.


For financial-reporting purposes, Con-way is divided into the following five operating segments:

     * Freight. The Freight segment consists of the operating results of the Con-way Freight business unit, which provides regional, inter-regional, and transcontinental less-than-truckload freight services throughout North America and Mexico. In 2006, the Freight segment also included the operating results of Con-way Expedite, which was sold in July 2006, and Con-way Brokerage, which was integrated into Menlo Logistics in January 2007.

     *  Truckload.   The Truckload segment includes the combined operating
        results of the Con-way Truckload business unit and the recently acquired CFI business unit. The combined businesses provide asset-based full-truckload freight services throughout North America, including services into and out of Mexico.

     * Logistics. The Logistics segment consists of the operating results of the Menlo Logistics business unit, which develops contract-logistics solutions, including the management of complex distribution networks and supply-chain engineering and consulting, and also provides domestic truckload-brokerage services.

     * Vector. Prior to its sale, the Vector reporting segment consisted of Con-way's proportionate share of the net income from Vector, a joint venture with GM. GM purchased Con-way's membership interest in Vector in December 2006.

     * Other. The Other reporting segment consists of the operating results of Road Systems, a trailer manufacturer, and certain corporate activities for which the related income or expense has not been allocated to other reporting segments, including results related to corporate re-insurance activities and corporate properties.



                                   Three Months Ended       Nine Months Ended
(Dollars in thousands)               September 30,            September 30,
                               -----------------------  -----------------------
                                   2007       2006          2007       2006
                               ----------- -----------  ----------- -----------
Revenues from External
 Customers
   Freight                     $  740,769  $  730,960   $2,165,381  $2,175,349
   Truckload                       51,991       2,622       54,228       5,274
   Logistics                      312,572     340,869      956,962   1,036,430
   Other                            5,961       2,356       10,630       5,798
                               ----------- -----------  ----------- -----------
                               $1,111,293  $1,076,807   $3,187,201  $3,222,851
                               =========== ===========  =========== ===========

Inter-segment Revenues
   Freight                     $   13,032  $   11,303   $   38,367  $   56,984
   Truckload                       21,055      19,486       56,222      53,539
   Logistics                           64          --          304         226
   Other                            4,234      24,417       21,071      71,582
                               ----------- -----------  ----------- -----------
                               $   38,385  $   55,206   $  115,964  $  182,331
                               =========== ===========  =========== ===========

Revenues before Inter-segment
 Eliminations
   Freight                     $  753,801  $  742,263   $2,203,748  $2,232,333
   Truckload                       73,046      22,108      110,450      58,813
   Logistics                      312,636     340,869      957,266   1,036,656
   Other                           10,195      26,773       31,701      77,380
   Inter-segment Revenue
    Eliminations                  (38,385)    (55,206)    (115,964)   (182,331)
                               ----------- -----------  ----------- -----------
                               $1,111,293  $1,076,807   $3,187,201  $3,222,851
                               =========== ===========  =========== ===========
Operating Income (Loss)
   Freight                     $   60,029  $   93,740   $  186,412  $  259,841
   Truckload                        2,975       1,398            6       3,704
   Logistics                        6,188       5,462       19,659      17,740
   Vector                              --       1,999       (2,699)     10,858
   Other                           (1,510)       (284)      (2,402)        (87)
                               ----------- -----------  ----------- -----------
                               $   67,682  $  102,315   $  200,976  $  292,056
                               =========== ===========  =========== ===========


7.  Debt and Other Financing Arrangements

On August 23, 2007, Con-way acquired the outstanding common shares of CFI, and on September 5, 2007, MW acquired the outstanding common shares of Cougar Logistics, as more fully discussed in Note 2, "Acquisitions." In connection with the acquisition of CFI, Con-way entered into a bridge-loan facility to fund a portion of the purchase price and also assumed an additional $1.1 million of secured long-term debt. In connection with the acquisition of Cougar Logistics, MW assumed $4.5 million of short-term borrowings, as more fully discussed below.

Bridge-Loan Facility

On August 23, 2007, Con-way entered an agreement that established a $500.0 million bridge-loan facility. On that date, Con-way borrowed $425.0 million under the bridge-loan facility to fund a portion of the purchase price of CFI. Under the borrowing, the outstanding principal amount of $425.0 million at September 30, 2007 is due in full on August 21, 2008. No further borrowings are permitted under the terms of the agreement.

Borrowings under the bridge-loan facility bear interest at a rate based upon the lead bank's base rate or Eurodollar rate plus a margin dependent on either Con-way's senior debt credit ratings or a leverage ratio. The interest rate as of September 30, 2007 was 5.54%. The credit facility is guaranteed by certain of Con-way's material domestic subsidiaries and contains two financial covenants: (i) a leverage ratio and (ii) a fixed charge coverage ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) the incurrence of additional subsidiary indebtedness.

Assumed Subsidiary Debt

In connection with Con-way's acquisition of CFI on August 23, 2007, Con-way assumed a $1.1 million promissory note that bears interest of 6.0% and is due in full on December 31, 2009. At September 30, 2007, the full amount of $1.1 million remained outstanding under the note.

In connection with MW's acquisition of Cougar Logistics on September 5, 2007, MW assumed short-term borrowings of $4.5 million, which were outstanding under $23.5 million of unsecured credit facilities that are available for cash borrowings, letters of credit and bank guarantees. On September 30, 2007, $4.5 million of short-term borrowings remained outstanding under these foreign-currency facilities and, at that same date, $6.5 million of bank guarantees and letters of credit were outstanding, leaving $12.5 million of available capacity for additional bank guarantees, letters of credit or cash borrowings, subject to compliance with certain restrictive covenants, including limitations on the incurrence of liens. Borrowings under the credit facilities are denominated in foreign currencies and bear variable interest rates currently ranging from 2.99% to 3.40%. The credit facility fees range from 0.5% to 1.25% on the amount of outstanding bank guarantees and letters of credit.


8.  Employee Benefit Plans

In the periods presented, employees of Con-way and its subsidiaries in the U.S. were covered under several retirement benefit plans, including defined benefit pension plans, defined contribution retirement plans, and a postretirement medical plan. Con-way's defined benefit pension plans include "qualified" plans that are eligible for certain beneficial treatment under the Internal Revenue Code ("IRC"), as well as "non-qualified" plans that do not meet IRC criteria.

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

Net Periodic Pension Expense (Income)

The following tables summarize the components of net periodic benefit expense (income) for Con-way's defined benefit pension plans:


                                          Qualified Pension Plans
                               ------------------------------------------------
                                 Three Months Ended      Nine Months Ended
                                   September 30,           September 30,
                               -----------------------  -----------------------
(Dollars in thousands)             2007        2006        2007        2006
                               ----------- -----------  ----------- -----------

Service cost - benefits earned
 during the period             $       27  $   14,678   $       82  $   41,773
Interest cost on benefit
 obligation                        16,411      15,501       50,603      44,115
Expected return on plan assets    (23,265)    (18,978)     (71,737)    (54,011)
Net amortization and deferral        (775)      2,165       (2,389)      6,162
                               ----------- -----------  ----------- -----------
Net periodic benefit
 expense (income)              $   (7,602) $   13,366   $  (23,441) $   38,039
                               =========== ===========  =========== ===========



                                          Non-Qualified Pension Plans
                               ------------------------------------------------
                                 Three Months Ended      Nine Months Ended
                                   September 30,           September 30,
                               -----------------------  ----------------------
(Dollars in thousands)             2007        2006        2007        2006
                               ----------- -----------  ----------- ----------

Service cost - benefits
 earned during the period      $       --  $      215   $       --  $     626
Interest cost on benefit
 obligation                         1,006       1,142        3,316      3,330
Net amortization and
 deferral                             476         604        1,571      1,763
                               ----------- -----------  ----------- ----------
Net periodic benefit expense   $    1,482  $    1,961   $    4,887  $   5,719
                               =========== ===========  =========== ==========


In April 2007, Con-way contributed $12.7 million to the Qualified Pension Plans. Con-way does not currently anticipate making any further contributions to the plans in 2007. In 2006, Con-way contributed $75.0 million to the Qualified Pension Plans, all of which was paid in the first nine months.

Defined Contribution Retirement Plan

Effective January 1, 2007, amendments to Con-way's Primary DC Plan increased the contributions made by Con-way to its employees' 401(k) accounts. Con-way increased its discretionary matching contributions under the Primary DC Plan to 50% of the first 6 percent of employees' eligible compensation (from 50% of the first 3 percent of eligible compensation) and now makes additional contributions to employees' 401(k) accounts based on years of service. As a result, Con-way's expense related to its contributions under the Primary DC Plan was $23.5 million and $67.6 million in the third quarter and first nine months of 2007, respectively, compared to $4.4 million and $11.8 million in the same periods of 2006. At September 30, 2007 and December 31, 2006, Con-way had recognized accrued liabilities of $23.4 million and $1.4 million, respectively, for its contributions related to the Primary DC Plan.

Postretirement Medical Plan

The following table summarizes the components of net periodic benefit expense for the postretirement medical plan:

                                             Three Months       Nine Months
                                                 Ended             Ended
                                             September 30,     September 30,
                                          -----------------  -----------------
(Dollars in thousands)                      2007      2006     2007    2006
                                          -------- --------  -------- --------

Service cost - benefits earned during
  the period                              $   690  $   582   $ 2,100  $ 1,650
Interest cost on benefit obligation         1,733    1,800     5,271    5,101

Net amortization and deferral                 610      618     1,851    1,754
                                          -------- --------  -------- --------
    Net periodic benefit expense          $ 3,033  $ 3,000   $ 9,222  $ 8,505
                                          ======== ========  ======== ========


9.  Comprehensive Income

Comprehensive income, which is a measure of all changes in equity except those resulting from investments by owners and distributions to owners, was as follows:

                                   Three Months Ended       Nine Months Ended
(Dollars in thousands)               September 30,            September 30,
                               -----------------------  -----------------------
                                   2007       2006         2007       2006
                               ----------- -----------  ----------- -----------

Net income                     $   38,965  $   64,778   $  120,743  $  181,944

 Other comprehensive income
  (loss):
    Foreign currency
     translation adjustment           112        (182)        (123)        319
                               ----------- -----------  ----------- -----------
 Comprehensive income          $   39,077  $   64,596   $  120,620  $  182,263
                               =========== ===========  =========== ===========


10.  Common Stock Repurchase Program

In April 2006, the Board of Directors authorized the repurchase of up to $400 million in Con-way's common stock through open-market transactions and privately negotiated transactions from time to time in such amounts as management deemed appropriate through June 30, 2007. Under the program, which concluded on June 29, 2007, Con-way repurchased common stock of $399.5 million.


11.  Share-Based Compensation

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

In the first quarter of 2007, Con-way awarded performance-share plan units ("PSPUs") to its officer-level employees. These shares are valued at the market price of Con-way's common stock at the date of award and vest three years from the grant date if certain performance criteria are achieved. PSPUs are subject to forfeiture if an award recipient leaves Con-way during the three-year period. If the maximum performance criteria are attained, award recipients may collectively earn up to 289,192 shares. The PSPUs were awarded with a weighted-average grant-date value of $47. The amount of expense recorded each period is based on Con-way's current estimate of the number of shares that will ultimately vest.



The following expense was recognized for share-based compensation:

 (Dollars in             Three Months Ended            Three Months Ended
 thousands)              September 30, 2007            September 30, 2006
                  -----------------------------  -----------------------------
                    Stock    Nonvested             Stock    Nonvested
                   Options   Stock and  Total     Options   Stock and  Total
                               PSPUs                          PSPUs
                  --------- --------- ---------  --------- --------- ---------
Salaries, wages
 and other
  employee
   benefits       $  1,599  $  1,080  $  2,679   $  1,566  $    504  $  2,070
Deferred income
 tax benefit          (607)     (421)   (1,028)      (611)     (196)     (807)
                  --------- --------- ---------  --------- --------- ---------
 Net share-based
  compensation
   expense        $    992  $    659  $  1,651   $    955  $    308  $  1,263
                  ========= ========= =========  ========= ========= =========


 (Dollars in             Nine Months Ended             Nine Months Ended
 thousands)              September 30, 2007            September 30, 2006
                  -----------------------------  -----------------------------
                    Stock    Nonvested             Stock    Nonvested
                   Options   Stock and  Total     Options   Stock and  Total
                               PSPUs                          PSPUs
                  --------- --------- ---------  --------- --------- ---------
Salaries, wages
 and other
  employee
   benefits       $  4,955  $  3,074  $  8,029   $  4,408  $  1,147  $  5,555
Deferred income
 tax benefit        (1,890)   (1,199)   (3,089)    (1,719)     (447)   (2,166)
                  --------- --------- ---------  --------- --------- ---------
 Net share-based
  compensation
   expense        $  3,065  $  1,875  $  4,940   $  2,689  $    700  $  3,389
                  ========= ========= =========  ========= ========= =========


12.  Income Taxes

Con-way's effective tax rate was 37.1% in the third quarter and first nine months of 2007, respectively, and was 34.2% and 34.0% in the same respective periods of last year. Excluding the effect of various discrete tax adjustments, Con-way's third-quarter and year-to-date effective tax rate in 2007 was 37.3% and 37.5%, respectively, and in 2006, was 37.5% and 37.7%, respectively. The discrete tax adjustments, which primarily affected the prior-year periods, largely reflect the settlement of issues following completion of an Internal Revenue Service ("IRS") audit.

Con-way reported an income tax liability of $10.7 million at September 30, 2007, and reported an income tax receivable of $31.5 million at December 31, 2006, due primarily to taxable income in the first nine months of 2007 and to a $34.5 million federal income tax refund received in the first quarter of 2007, partially offset by periodic payments for estimated tax in the first nine months of 2007.

Disposal-Related Capital Loss

Con-way's disposal of MWF in December 2004, as more fully discussed in Note 4, "Discontinued Operations," generated a capital loss for tax purposes. Under current tax law, capital losses can only be used to offset capital gains. Since Con-way did not forecast any significant taxable capital gains in the five-year tax carry-forward period, the cumulative disposal-related tax benefit was fully offset by a valuation allowance of an equal amount.
The remaining disposal-related tax benefit and the associated valuation allowance increased to $29.9 million at September 30, 2007 from $11.8 million at December 31, 2006, due primarily to a second-quarter revision to MWF's tax basis, which Con-way initially estimated at the time of MWF's disposal.

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

Con-way adopted the provisions of FIN 48 on January 1, 2007. As of the adoption date, Con-way reported gross tax-affected unrecognized tax benefits of $7.6 million, including $1.2 million of accrued interest and penalties related to the unrecognized tax benefits. Con-way classifies interest and penalties expense related to income taxes as a component of income tax expense. As of the adoption date, Con-way estimated that $5.4 million of the unrecognized tax benefits, if recognized, would change the effective tax rate.

At September 30, 2007, Con-way's estimate of gross tax-affected unrecognized tax benefits increased to $13.0 million (including $3.1 million of accrued interest and penalties), due primarily to liabilities assumed in connection with Con-way's acquisition of CFI, partially offset by the effect of settlements following completion of an IRS audit. At September 30, 2007, Con-way estimated that $8.5 million of the unrecognized tax benefits, if recognized, would change the effective tax rate. In the next 12 months, Con-way does not expect a significant increase or decrease to its estimates of unrecognized tax benefits.

In the normal course of business, Con-way is subject to examination by taxing authorities throughout the world. With few exceptions, Con-way is no longer subject to U.S. federal examinations for years before 2003, and is no longer subject to state, local, and foreign income-tax examinations for years before 1999. However, certain years remain subject to examination in the relevant jurisdictions, including the years from 2003 to 2006 for U.S. federal income taxes and the years from 1999 to 2006 for state, local and foreign income taxes. Where no tax return has been filed, no statute of limitations applies. Accordingly, if a tax jurisdiction reaches a conclusion that a filing requirement does exist, then additional years may be reviewed by the tax authority.


13.  Commitments and Contingencies

Purchase Commitments

At September 30, 2007, Con-way had entered into purchase commitments to acquire $19.2 million of revenue equipment and other equipment for delivery in 2007.

Con-way has entered into fuel purchase commitments with certain diesel fuel vendors. Under these commitments, Con-way has agreed to purchase, at market prices, a specified volume of fuel to be delivered ratably over the contract period, which expires in July 2008. At September 30, 2007, Con-way estimates that it will purchase approximately $110 million of diesel fuel under these commitments, which represent only a portion of Con-way's fuel needs during the contract period.

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


                            Overview of Business
                            --------------------

Con-way provides transportation, logistics and supply-chain management services for a wide range of manufacturing, industrial and retail customers. Con-way's principal business units operate in regional and transcontinental less-than-truckload and full-truckload freight transportation, truckload brokerage, global logistics management, and trailer manufacturing. For financial reporting purposes, Con-way is divided into five reporting segments:

     * Freight. The Freight segment consists of the operating results of the Con-way Freight business unit, which provides regional, inter-regional, and transcontinental less-than-truckload freight services throughout North America and Mexico. In 2006, the Freight segment also included the operating results of Con-way Expedite, which was sold in July 2006, and Con-way Brokerage, which was integrated into Menlo Logistics in January 2007.

     *  Truckload.   The Truckload segment includes the combined operating
        results of the Con-way Truckload business unit and the recently acquired CFI business unit. The combined businesses provide asset-based full-truckload freight services throughout North America, including services into and out of Mexico.

     * Logistics. The Logistics segment consists of the operating results of the Menlo Logistics business unit, which develops contract-logistics solutions, including the management of complex distribution networks and supply-chain engineering and consulting, and also provides domestic truckload-brokerage services.

     * Vector. Prior to its sale, the Vector reporting segment consisted of Con-way's proportionate share of the net income from Vector, a joint venture with GM. GM purchased Con-way's membership interest in Vector in December 2006.

     * Other. The Other reporting segment consists of the operating results of Road Systems, a trailer manufacturer, and certain corporate activities for which the related income or expense has not been allocated to other reporting segments, including results related to corporate re-insurance activities and corporate properties.


Con-way's primary business-unit results generally depend on the number, weight and distance of shipments transported, the prices received on those shipments or services, and the mix of services provided to customers, as well as the fixed and variable costs incurred by Con-way in providing the services and the ability to manage those costs under changing circumstances.

Con-way Freight transports shipments utilizing a network of freight service centers combined with a fleet of company-operated line-haul and pickup-and-delivery tractors and trailers. CFI and Con-way Truckload transport shipments using a fleet of company-operated and contractor-operated long-haul tractors and trailers. Menlo Logistics manages the logistics functions of its customers and primarily utilizes third-party transportation providers for the movement of customer shipments.


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

                            Continuing Operations


(Dollars in thousands except      Three Months Ended        Nine Months Ended
 per share amounts)                  September 30,             September 30,
                               -----------------------  -----------------------
                                  2007        2006         2007       2006
                               ----------- -----------  ----------- -----------

Revenues                       $1,111,293  $1,076,807   $3,187,201  $3,222,851
                               =========== ===========  =========== ===========

Operating income               $   67,682  $  102,315   $  200,976  $  292,056
Other expense                       5,756       3,873       11,585       6,060
                               ----------- -----------  ----------- -----------
Income from continuing
 operations before
  income taxes                     61,926      98,442      189,391     285,996
Income tax provision               22,961      33,664       70,257      97,273
                               ----------- -----------  ----------- -----------
Income from continuing
 operations                        38,965      64,778      119,134     188,723
Preferred stock dividends           1,693       1,748        5,172       5,319
                               ----------- -----------  ----------- -----------
Net income from continuing
 operations available to
  common shareholders          $   37,272  $   63,030   $  113,962  $  183,404
                               =========== ===========  =========== ===========

Diluted earnings per share     $     0.78  $     1.24   $     2.37  $     3.47
Operating margin                     6.1%        9.5%         6.3%        9.1%
Effective tax rate                  37.1%       34.2%        37.1%       34.0%


Con-way's consolidated revenue for the third quarter increased 3.2% from the same period last year due primarily to the acquisition of CFI on August 23, 2007 and to a 1.3% increase at Freight, partially offset by an 8.3% decline at Logistics. Excluding the acquisition of CFI, Con-way's third-quarter revenue decreased by 1.6%. Con-way's consolidated revenue for the first nine months of 2007 decreased 1.1% due to a 7.7% decline at Logistics and a 0.5% decline at Freight, partially offset by the acquisition-related increase in revenue at Truckload. Although revenues at Logistics declined, net revenue (revenue less purchased transportation costs) increased. Despite decreases in carrier-management revenue in the third quarter and first nine months of 2007, Logistics achieved growth in net revenue from carrier-management services as declines in purchased transportation costs more than offset the declines in carrier-management revenue. Revenues at the Freight segment in 2007 for the three- and nine-month period reflect increased revenue from the Con-way Freight business unit, which in the three-month period was partially offset by lower revenue from the former Con-way Expedite and Brokerage business unit, and in the nine-month period, was more than offset by the revenue decline from Con-way Expedite and Brokerage.

In the third quarter and first nine months of 2007, consolidated operating income decreased 33.8% and 31.2%, respectively, from the same periods last year due largely to lower operating income from the Freight reporting segment and from Vector. In the third quarter and first nine months of 2007, operating income at Freight decreased 36.0% and 28.3%, respectively, due primarily to a higher-volume, lower-yield mix of revenue and to higher employee costs. Lower operating income from Vector reflects its sale, which was recognized in December 2006, as more fully discussed in Note 5, "Sale of Unconsolidated Joint Venture," of Item 1, "Financial Statements." In the first nine months of 2007, operating income included a $2.7 million first-quarter loss for the write-off of a receivable related to the Vector sale, while the third quarter and first nine months of 2006 included pre-sale operating income from Vector of $2.0 million and $10.9 million, respectively.

Under Con-way's re-branding initiative announced in April 2006, Con-way has recognized expense of $10.5 million, including $3.2 million and $8.8 million in the third quarter and first nine months of 2007, respectively, primarily for the conversion of Con-way Freight trailers to the new Con-way graphic identity and for new uniforms. Under current estimates, Con-way expects to recognize $3.5 million of additional re-branding expenses in the remainder of 2007 and an estimated $10 million of re-branding expenses in 2008. Total estimated expenses of $24 million for the re-branding initiative consist primarily of the costs to re-brand Con-way Freight's tractors and trailers.

As more fully discussed in Note 3, "Restructuring Activities," of Item 1, "Financial Statements," Con-way incurred $7.0 million in third-quarter expense related to its reorganization initiative at Con-way Freight and to the closure of the Con-way Truckload general office.

Non-operating expenses increased $1.9 million in the third quarter of 2007 and $5.5 million in the first nine months of 2007 due primarily to an increase in interest expense, which increased $1.8 million and $2.7 million in the third quarter and first nine months of 2007, respectively. Other non-operating expense was also affected by a decrease in investment income of $0.3 million in the third quarter and $2.6 million in the first nine months of 2007. Variations in interest expense and interest income were due in part to the acquisition of CFI on August 23, 2007, which was financed with existing cash resources and proceeds from new debt financing.

Con-way's third-quarter and year-to-date effective tax rates in 2007 were 37.1%, compared to 34.2% and 34.0%, respectively, in 2006. Excluding the effect of various discrete tax adjustments, Con-way's third-quarter and year-to-date effective tax rates in 2007 were 37.3% and 37.5%, respectively, and in 2006, were 37.5% and 37.7%, respectively. The discrete tax adjustments, which primarily affected the prior-year periods, largely reflect the settlement of issues following completion of an Internal Revenue Service audit.

Con-way's net income from continuing operations available to common shareholders in the third quarter and first nine months of 2007 decreased 40.9% and 37.9%, respectively, reflecting lower operating income, higher non-operating expenses, and an increase in the effective tax rate. Con-way's diluted earnings per share from continuing operations in the same periods of 2007 decreased 37.1% and 31.7%, respectively, as lower net income was partially offset by the accretive effect of Con-way's share repurchase program, which concluded on June 29, 2007. Primarily as the result of share repurchases, Con-way's average diluted shares outstanding declined to 48.0 million shares in the third quarter of 2007 from 50.9 million shares in the same period of 2006, and in the first nine months, declined to 48.5 million shares in 2007 from 53.1 million shares in 2006.


                            Reporting Segment Review


Freight

The following table compares operating results, operating margins, and the percentage change in selected operating statistics of the Freight reporting segment:

 (Dollars in thousands)           Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
                               -----------------------  -----------------------
                                   2007       2006         2007        2006
                               ----------- -----------  ----------- -----------
Summary of Segment Operating
 Results

  Revenues                     $  740,769  $  730,960    $2,165,381 $2,175,349
  Operating Income                 60,029      93,740       186,412    259,841
  Operating Margin                    8.1%       12.8%          8.6%      11.9%


                               2007 vs. 2006            2007 vs. 2006
                               -------------            -------------
Selected Con-way Freight
 Operating Statistics
  Revenue per day                  +2.2%                     +0.7%
  Weight per day                   +5.1                      +2.4
  Revenue per hundredweight
    ("yield")                      -2.8                      -1.7
  Shipments per day
    ("volume")                     +6.7                      +3.5
  Weight per shipment              -1.5                      -1.1


The Freight segment's revenues in the third quarter of 2007 increased 1.3% over the same period of 2006 and, in the first nine months, decreased 0.5% from the same prior-year period. Revenues in 2007 include increases at Con-way Freight and declines due to the sale of the expedited-shipping portion of its former Con-way Expedite and Brokerage business in July 2006 and to the integration of the remaining truckload-brokerage operation into Menlo Logistics in January 2007. Revenue per day for Con-way Freight increased 2.2% in the third quarter on a 5.1% increase in weight per day partially offset by a 2.8% decline in yield. In the first nine months of 2007, revenue per day at Con-way Freight rose 0.7% on a 2.4% increase in weight per day partially offset by a 1.7% decline in yield. In the third quarter, the 5.1% increase in weight per day was achieved through a 6.7% increase in shipments per day, partially offset by a 1.5% decline in weight per shipment. Weight per day in the first nine months of 2007 increased 2.4% on a 3.5% increase in shipments per day, partially offset by a 1.1% decrease in weight per shipment. The increase in the weight per day and volume of freight transported was achieved despite an increasingly price-sensitive and competitive freight market, due in part to targeted sales initiatives.

Yields declined in 2007 due primarily to lower pricing associated with new business generated under Con-way's sales initiatives and to an increasingly price-sensitive and competitive freight market that required defensive pricing for certain customer relationships. In the third quarter and first nine months of 2007, Con-way's recent sales initiatives contributed to increased business levels from large customers who typically command lower rates on a higher quantity of freight.

Like other LTL carriers, Con-way Freight assesses many of its customers with a fuel surcharge. The fuel surcharge is intended to compensate Con-way Freight for the adverse effects of higher fuel costs and fuel-related increases in purchased transportation. Fuel surcharges are only one part of Con-way Freight's overall rate structure, and the total price that Con-way Freight receives from customers for its services is governed by market forces, as more fully discussed below in Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Fuel." In the third quarter, Con-way Freight's fuel-surcharge revenue in 2007 decreased 2.6% from 2006, and in the nine-month period, fuel-surcharge revenue in 2007 decreased 1.1% from 2006. Excluding fuel surcharges, yields decreased 1.9% and 1.4% in the third quarter and first nine months of 2007, respectively.

Freight's operating income in the third quarter and first nine months of 2007 decreased 36.0% and 28.3%, respectively, due primarily to a higher-volume, lower-yield mix of revenue, which required increased freight handling. Due largely to the change in the mix of revenue, employee costs in the third quarter and first nine months of 2007 increased 8.1% and 4.6%, respectively,
from the same periods in 2006.   Base compensation in the third quarter and
first nine months of 2007 rose 8.6% and 5.5%, respectively, reflecting additional freight-handling requirements, wage and salary rate increases, and an increase in driver count during the period in response to increases in actual and anticipated freight volumes. Employee benefits expense increased 6.5% in the third quarter of 2007 due primarily to higher payroll taxes and increases in the costs for paid time off, partially offset by a decline in sick-pay expense. Variations in expenses for paid time off and sick pay were due in part to a conversion from a sick-pay benefit to a paid-time-off benefit. In the first nine months of 2007, employee benefits expense increased 4.3% due largely to higher self-insurance expense for health-care benefits, higher payroll taxes, and to increases in the costs for paid time off, partially offset by lower costs associated with workers' compensation claims and sick pay. In the third quarter of 2007, incentive compensation increased $3.6 million or 40.8% and, in the first nine months of 2007, increased $1.3 million or 4.2% based on variations in performance measures relative to incentive-plan targets.

Expenses for fuel, oil and fuel taxes in the third quarter of 2007 increased 6.4% from 2006 and, in the nine-month period of 2007, increased 3.1% from 2006. During the same comparative periods, purchased transportation expense decreased 2.7% and 11.5%, respectively, as fuel-related increases were more than offset by the effect of lower transportation requirements following the sale of the expedited-shipping portion of the former Con-way Expedite and Brokerage business in July 2006.

Depreciation expense in the third quarter and first nine months of 2007 increased 4.4% and 4.9% from the third quarter and first nine months of 2006, due primarily to volume-related increases in revenue equipment. Operating income was also negatively affected by increases in vehicular self-insurance expense and costs incurred under Con-way's re-branding initiative and its operational restructuring, which combines its three regional operating companies into one centralized operation. Vehicular self-insurance expense increased 22.4% and 52.4% in the third quarter and first nine months of 2007 due to increased claims experience, including an $8.0 million loss related to a significant claim in the second quarter of 2007. Under Con-way's re-branding initiative announced in April 2006, Con-way Freight incurred $3.2 million and $8.8 million of costs in the third quarter and first nine months of 2007, respectively, compared to $0.1 million and $0.4 million in the third quarter and first nine months of 2006, respectively. The re-branding costs were for expenses related primarily to the conversion of trailers to the new Con-way graphic identity and to new uniforms. As more fully discussed in
Note 3, "Restructuring Activities," of Item 1, "Financial Statements," Con-way Freight incurred $5.5 million in third-quarter expense related to its operational restructuring announced in August 2007.

Comparative operating results for the Freight segment reflect the sale of the expedited-shipping portion of its former Con-way Expedite and Brokerage business in July 2006. In connection with the sale, Con-way recognized a $6.2 million third-quarter gain in 2006.


Truckload

Following the acquisition of CFI, the operating results of CFI are reported with the operating results of the Con-way Truckload business unit in the Truckload reporting segment. Accordingly, the Truckload reporting segment for the third quarter and first nine months of 2007 and 2006 includes the results of the Con-way Truckload business unit for all of those periods, but only includes the operating results of CFI from August 23, 2007 through September 30, 2007.

 (Dollars in thousands)           Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
                               -----------------------  -----------------------
                                   2007       2006         2007        2006
                               ----------- -----------  ----------- -----------
Summary of Segment Operating
 Results

  Revenues
    CFI                        $   51,280  $       --   $   51,280  $       --
    Con-way Truckload                 711       2,622        2,948       5,274
                               ----------- -----------  ----------- -----------
     Total                     $   51,991  $    2,622   $   54,228  $    5,274
                               =========== ===========  =========== ===========

  Operating Income (Loss)
    CFI                        $    7,693  $      --    $    7,693  $      --
    Con-way Truckload              (4,718)     1,398        (7,687)     3,704
                               ----------- -----------  ----------- -----------
     Total                     $    2,975  $   1,398    $        6  $   3,704
                               =========== ===========  =========== ===========


Increased revenue at the Truckload reporting segment was substantially due to the acquisition of CFI. As a result of the acquisition, the third quarter of 2007 included CFI revenue in 26 of 63 working days and the first nine months of 2007 included CFI revenue in 26 of 191 working days. In all periods presented, segment revenue is reported after the elimination of revenue recognized for truckload services provided by CFI and Con-way Truckload to Con-way Freight and Menlo Logistics. Accordingly, CFI revenue in the third quarter and first nine months of 2007 is reported net of $9.5 million of inter-segment revenue. In the same periods of 2007 and 2006, Con-way Truckload revenue is reported net of inter-segment revenue of $11.5 million and $46.7 million, respectively, and $19.5 million and $53.5 million, respectively.

Operating results for the Truckload segment also reflect the acquisition of CFI. Subsequent to its acquisition on August 23, 2007, CFI reported operating income of $7.7 million while Con-way Truckload in the third quarter and first nine months of 2007 reported operating losses of $4.7 million and $7.7 million, respectively, which were due in part to productivity declines following Con-way's announcement of the CFI acquisition on July 13, 2007 and to $1.5 million of third-quarter costs incurred in the integration of the Con-way Truckload business unit with the CFI business unit, as more fully discussed in Note 3, "Restructuring Activities," of Item 1, "Financial Statements."


Logistics

The table below compares operating results and operating margins of the Logistics reporting segment. The table summarizes Menlo Logistics' gross revenues as well as net revenues (revenues less purchased transportation expenses). Carrier-management revenue is attributable to contracts for which Menlo Logistics manages the transportation of freight but subcontracts the actual transportation and delivery of products to third parties, which Menlo Logistics refers to as purchased transportation. Menlo Logistics' management places emphasis on net revenues as a meaningful measure of the relative importance of its principal services since gross revenues earned on most carrier-management services include the third-party carriers' charges to Menlo Logistics for transporting the shipments.


 (Dollars in thousands)           Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
                               -----------------------  -----------------------
                                   2007       2006         2007        2006
                               ----------- -----------  ----------- -----------
Summary of Segment Operating
 Results

  Revenues                     $  312,572  $  340,869   $ 956,962   $1,036,430
  Purchased Transportation       (203,015)   (241,097)   (637,371)    (745,687)
                               ----------- -----------  ----------- -----------
  Net Revenues                    109,557      99,772     319,591      290,743


  Operating Income                  6,188       5,462      19,659       17,740
  Operating Margin on Revenue         2.0%        1.6%        2.1%         1.7%
  Operating Margin on Net
   Revenue                            5.6%        5.5%        6.2%         6.1%



Logistics' revenue in the third quarter and first nine months of 2007 decreased 8.3% and 7.7%, respectively, due principally to decreases in carrier-management services, partially offset by increases in warehouse-management services. In 2007, revenue from carrier-management services in the third quarter and first nine months decreased 12.8% and 12.5%, respectively, while revenue from warehouse-management services rose 3.7% and 6.4%, respectively.

Logistics' net revenue in the third quarter and first nine months of 2007 increased 9.8% and 9.9%, respectively, due primarily to increases in net revenue from both carrier-management and warehouse-management services. Despite decreases in carrier-management revenue in the third quarter and first nine months of 2007, Logistics achieved growth in net revenue from carrier-management services as declines in purchased transportation costs more than offset the declines in carrier-management revenue. In the third quarter and first nine months of 2007, purchased transportation costs decreased 15.8% and 14.5%, respectively, due primarily to decreases in carrier-management volumes and lower carrier rates.

Logistics' operating income in the third quarter and first nine months of 2007 increased 13.3% and 10.8%, respectively, over the same periods of last year. Operating margins were positively impacted by income from information-technology services provided to GM, as more fully discussed in Note 5, "Sale of Unconsolidated Joint Venture," of Item 1, "Financial Statements." Higher operating income in 2007 also reflects a decline in costs incurred during a contract-bid process. In connection with this contract, as more fully discussed below, Logistics incurred $1.0 million of costs in the third quarter of last year. Excluding the items discussed above, operating margins in the third quarter and first nine months of 2007 declined, as higher net revenue from carrier-management and warehouse-management services was more than offset by increases in employee costs and allocated corporate costs, and from higher expenses for rent and supplies.

Employee costs in the third quarter and first nine months of 2007 increased 15.5% and 11.9% respectively, which reflect increases in headcount, employee benefits, and wage and salary rate increases. Headcount increases were due in part to growth in warehouse-management services. Employee benefits expense increased 22.9% and 19.4% in the third quarter and first nine months of 2007, respectively, due principally from higher self-insurance expense for health-care benefits, increased costs for post-employment benefits, and increased costs for paid time off. The cost of health-care benefits in the first nine months of 2007 was significantly affected by a single large first-quarter claim. Excluding the unusually large first-quarter claim, health-care expenses in both the third quarter and first nine months of 2007 were adversely affected by higher overall claims activity, due to an increase in the cost per claim and in the number of claims.

Corporate administrative costs allocated to the Logistics segment in the third quarter and first nine months of 2007 increased by $2.6 million and $8.8 million, respectively, due primarily to the allocation of costs associated with corporate information-technology personnel who were retained by Con-way following the sale of Vector to GM in December 2006. The associated costs of these employees are allocated to Vector prior to its sale, but were allocated to Logistics subsequent to the sale. The retained employees were utilized in providing information-technology services to GM, as described above, and also to provide services on other Menlo Logistics' information-technology initiatives.

Rent expense increased 16.1% and 13.5% in the third quarter and first nine months of 2007, respectively, as a result of new warehouse customer space requirements as well as facilities expansion with existing customers. Supplies expense increased 2.3% and 13.8% in the third quarter and first nine months of 2007, respectively, due to existing and new warehouse customer service requirements.

At the conclusion in August 2007 of a lengthy preparation and selection process, the Department of Defense U.S. Transportation Command ("DODTC") selected Menlo Logistics as the primary contractor for the Defense Transportation Coordination Initiative ("DTCI"), a logistics program directed by the DODTC to streamline and improve domestic transportation and distribution operations. Under the contract, Menlo Logistics will be responsible for deploying and operating an integrated logistics solution for shipment planning and optimization, shipment execution and overall transportation management for Department of Defense ("DOD") shipments moving into and among DOD facilities in the contiguous United States. The contract, which has a potential seven-year life cycle, has a three-year base period with an estimated $525 million in transportation spend. Implementation of the initiative, which is expected to be rolled out in three phases over a 25-month period, was delayed briefly by a protest filed by a competitor; however, the protest was subsequently withdrawn in October 2007.

As more fully discussed in Note 2, "Acquisitions," of Item 1, "Financial Statements," Menlo Worldwide, LLC acquired Cougar Logistics on September 5, 2007, and on October 18, 2007, acquired Chic Logistics. The acquisitions did not have a material effect on Logistics' revenues or operating income in the periods presented.


Vector

In December 2006, Con-way recognized the sale to GM of Con-way's membership interest in Vector. The sale of Vector did not qualify as a discontinued operation due to its classification as an equity-method investment, and accordingly, Vector's income or losses are reported in net income from continuing operations.


In 2007, segment results reported from Con-way's equity investment in Vector included a $2.7 million first-quarter loss compared to income of $2.0 million and $10.9 million in the third quarter and first nine months of 2006, respectively. The first-quarter loss in 2007 was due to the write-off of a business-case receivable from GM, as more fully discussed in Note 5, "Sale of Unconsolidated Joint Venture," of Item 1, "Financial Statements."


Other

The Other reporting segment consists of the operating results of Road Systems, a trailer manufacturer, and certain corporate activities for which the related income or expense has not been allocated to other reporting segments, including results related to corporate re-insurance activities and corporate properties. Operating losses from corporate properties in 2007 reflect a $0.6 million third-quarter loss for environmental remediation of an unused corporate property. The table below summarizes the operating results for the Other reporting segment:


 (Dollars in thousands)           Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
                               -----------------------  -----------------------
                                   2007       2006         2007        2006
                               ----------- -----------  ----------- -----------

Revenues
  Road Systems                 $    5,961  $    2,356   $   10,630  $    5,798

Operating Income (Loss)
  Road Systems                 $     (171) $      386   $      618  $    1,058
  Con-way re-insurance
    activities                       (354)       (238)      (1,601)       (860)
  Con-way corporate
    properties                     (1,015)       (426)      (1,740)     (1,314)
  Sales of non-operating
    assets                             --          --           --       1,260
  Other                                30          (6)         321        (231)
                               ----------- -----------  ----------- -----------
                               $   (1,510) $     (284)  $   (2,402) $      (87)
                               =========== ===========  =========== ===========



                           Discontinued Operations

Net income available to common shareholders in the periods presented includes the results of discontinued operations, which relate to the closure of Con-way Forwarding, the sale of MWF, the shut-down of EWA, and the spin-off of CFC, as more fully discussed in Note 4, "Discontinued Operations," of Item 1, "Financial Statements." Results of discontinued operations for the nine-month periods of 2007 and 2006 are presented below. There were no results associated with discontinued operations for the third quarter of 2007 and 2006.

 (Dollars in thousands except per share          Nine Months Ended
 amounts)                                          September 30,
                                          -------------------------------
                                                2007           2006
                                          ---------------  --------------
Discontinued Operations, net of tax
   Loss from Discontinued Operations      $           --   $      (1,929)
   Gain (Loss) from Disposal                       1,609          (4,850)
                                          ---------------  --------------
                                          $        1,609   $      (6,779)


Earnings (Loss) per share - Diluted
   Loss from Discontinued Operations      $           --   $       (0.04)
   Gain (Loss) from Disposal                        0.03           (0.09)
                                          ---------------  --------------
                                          $         0.03   $       (0.13)


                       Liquidity and Capital Resources
                       -------------------------------

Cash and cash equivalents declined to $181.4 million at September 30, 2007 from $260.0 million at December 31, 2006, as $712.1 million used in investing activities exceeded $327.8 million provided by operating activities and $302.4 million provided by financing activities. Cash used by investing activities primarily reflects the acquisitions of CFI and Cougar Logistics in the third quarter of 2007. In the first nine months of 2007, cash provided by financing activities primarily reflects $425.0 million borrowed under a bridge-loan facility in August 2007 to fund a portion of the purchase price of CFI. Con-way's cash flows are summarized in the table below.

Discontinued operations in the periods presented relate to the closure of Con-way Forwarding, the sale of MWF, the shut-down of EWA, and the spin-off of CFC, as more fully discussed in Note 4, "Discontinued Operations," of Item 1, "Financial Statements."


                                                     Nine Months Ended
 (Dollars in thousands)                                September 30,
                                                 --------------------------
                                                     2007          2006
                                                 ------------  ------------
 Operating Activities
    Net income                                   $   120,743   $   181,944
    Discontinued operations                           (1,609)        6,779
    Non-cash adjustments (1)                         145,601       117,701
                                                 ------------  ------------
    Net income before non-cash items                 264,735       306,424

    Changes in assets and liabilities                 63,070        43,822

 Net Cash Provided by Operating Activities           327,805       350,246
                                                 ------------  ------------

 Net Cash Used in Investing Activities              (712,124)     (217,767)
                                                 ------------  ------------

 Net Cash Provided by (Used in) Financing
   Activities                                        302,387      (330,121)
                                                 ------------  ------------

 Net Cash Used in Continuing Operations              (81,932)     (197,642)
 Net Cash Provided by (Used in) Discontinued
   Operations                                          3,342       (23,398)
                                                 ------------  ------------
 Decrease in Cash and Cash Equivalents           $   (78,590)  $  (221,040)
                                                 ============  ============

    (1) "Non-cash adjustments" refer to depreciation, amortization, deferred income taxes, provision for uncollectible accounts, equity-method income or loss, and other non-cash income and expenses.


Operating Activities

Cash flow from operating activities in the first nine months of 2007 was $327.8 million, a $22.4 million decrease from the first nine months of 2006, due to a decrease in net income before non-cash items, partially offset by an increase in cash provided by changes in assets and liabilities. In the first nine months of 2007, receivables used $27.6 million, compared to $25.9 million provided in the same prior-year period.

Cash provided by changes in accrued income taxes increased to $41.0 million in the first nine months of 2007 from $8.9 million in the same prior-year period, due primarily to tax refunds received in March 2007.

Employee benefits used $9.3 million in the first nine months of 2007 compared to $40.2 million used in the same period of 2006. As a result of benefit plan amendments that were effective on January 1, 2007, an increase in the obligation for Con-way's defined contribution pension plan was largely offset by a decline in the obligation related to Con-way's defined benefit pension plans, as more fully discussed in Note 8, "Employee Benefit Plans," of Item 1, "Financial Statements."

Cash provided by deferred charges and credits decreased to $1.9 million in the first nine months of 2007 from $13.7 million provided in the same period of 2006, primarily due to the sale of Con-way's membership interest in Vector. In the first nine months of 2006, cash provided by deferred charges and credits reflects variations in Con-way's affiliate payable to Vector.

Investing Activities

Cash used in investing activities increased to $712.1 million in the first nine months of 2007 from $217.8 million used in the first nine months of 2006 due primarily to $739.5 million used to purchase CFI and $28.2 million used to purchase Cougar Logistics in the third quarter of 2007. As more fully discussed in Note 2, "Acquisitions," of Item 1, "Financial Statements," Con-way completed the acquisitions of CFI and Cougar Logistics in August 2007 and September 2007, respectively.

The increase in cash used for acquisitions was partially offset by a decline in capital expenditures, an increase in cash provided from the conversion of marketable securities, proceeds received from the sale of Con-way's membership interest in Vector, and an increase in proceeds from the sale of properties and equipment. Capital expenditures in the first nine months of 2007 decreased $149.7 million from the same prior-year period due primarily to fewer tractor and trailer expenditures at the Freight and Truckload segments. The prior year included an above-average number of tractors acquired in advance of new governmental emission standards. Cash provided by declines in marketable securities increased $69.1 million due primarily to the conversion in August 2007 of marketable securities into cash to fund a portion of the purchase price of CFI. The first nine months of 2007 include $51.9 million of proceeds received in January 2007 from the sale of Con-way's membership interest in Vector, while the same period of 2006 includes $8.0 million of proceeds received from the sale of the expedited-shipping portion of the former Con-way Expedite and Brokerage business in the third quarter of 2006. Proceeds from the sale of properties and equipment increased $11.4 million in the first nine months of 2007 compared to the same period of 2006 due primarily to the sale of Con-way Truckload tractors.

Financing Activities

Financing activities provided cash of $302.4 million in the first nine months of 2007 compared to $330.1 million used in the same period of 2006. In August 2007, Con-way borrowed $425.0 million under a bridge-loan facility to fund a portion of the purchase price of CFI. Financing activities also reflect a decline in common stock repurchases made under Con-way's repurchase program. Under the program, common stock repurchases fell to $89.9 million in the first nine months of 2007 from $305.9 million in the first nine months of 2006. The repurchase program concluded on June 29, 2007 and no additional authorizations have been made under the program. In both periods presented, financing activities also reflect proceeds from the exercise of stock options, dividend payments and scheduled principal payments for notes related to Con-way's defined contribution retirement plan.

Con-way has a $400 million revolving credit facility that matures on September 30, 2011. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to $400 million. At September 30, 2007, no borrowings were outstanding under Con-way's revolving credit facility and $216.5 million of letters of credit were outstanding, leaving $183.5 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions to borrowing. Including credit facilities assumed in connection with MW's acquisition of Cougar Logistics, Con-way had other uncommitted unsecured credit facilities totaling $63.5 million. Under these facilities, $4.5 million of short-term borrowings remained outstanding, and a total of $21.6 million of letters of credit, bank guarantees, and overdraft facilities were outstanding at September 30, 2007.

See "- Forward-Looking Statements" below; Item 1A, "Risk Factors" of Part II, "Other Information;" and Note 5, "Debt and Other Financing Arrangements," of
Item 8, "Financial Statements and Supplementary Data," in Con-way's 2006 Annual Report on Form 10-K for additional information concerning Con-way's $400 million credit facility and its other debt instruments.

Contractual Cash Obligations

Con-way's contractual cash obligations as of December 31, 2006 are summarized in Con-way's 2006 Annual Report on Form 10-K under Item 7, "Management's Discussion and Analysis - Liquidity and Capital Resources - Contractual Cash Obligations." In the first nine months of 2007, there have been no material changes in Con-way's contractual obligations outside the ordinary course of business, except for Con-way's borrowings under the bridge-loan facility and entry into purchase commitments, as more fully discussed in Note 7, "Debt," and Note 13, "Commitments and Contingencies," respectively, of Item 1, "Financial Statements."

As discussed in Item 1A, "Risk Factors" of Part II, "Other Information" in Con-way's 2006 Annual Report on Form 10-K, Con-way's primary business unit is capital intensive and makes significant investments in revenue equipment and
service centers.   Like Con-way Freight, the newly acquired CFI business unit requires investments in revenue equipment, which depend on the ability to generate cash flow from operations and access to debt and equity markets. In 2007, Con-way anticipates capital and software expenditures of approximately $150.0 million or approximately $48.0 million of additional expenditures in the fourth quarter of 2007. Con-way's estimate for capital expenditures primarily includes acquisitions of additional tractor and trailer equipment, land, and development of new and existing facilities. Con-way's actual 2007 capital expenditures may differ from the estimated amount, depending on factors such as availability and timing of delivery of equipment, the availability of land in desired locations for new facilities, and the timing of obtaining permits, environmental studies and other approvals necessary for the development of new and existing facilities. The planned expenditures do not represent contractual obligations.

Other

On October 18, 2007, MW completed the acquisition of Chic Logistics, as more fully discussed in Note 2, "Acquisitions," of Item 1, "Financial Statements." The $60.0 million purchase price was funded with existing cash resources.

Con-way believes that its working capital requirements and capital expenditure plans in the foreseeable future will be adequately met with various sources of liquidity and capital, including Con-way's cash and cash equivalents, marketable securities, cash flow from operations, credit facilities and access to capital markets. At September 30, 2007, Con-way's senior unsecured debt was rated as investment grade by Standard and Poor's
(BBB), Fitch Ratings (BBB), and Moody's (Baa3).



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

Information concerning Con-way's "Critical Accounting Policies and Estimates" are included in Item 7, "Management's Discussion and Analysis," in Con-way's 2006 Annual Report on Form 10-K. Con-way believes that the accounting policies that are most judgmental and material to the financial statements are those related to the following:

        *  Employee Retirement Benefit Plans
        *  Self-Insurance Accruals
        *  Income Taxes
        *  Acquisitions
        *  Disposition and Restructuring Activities
        *  Revenue Recognition
        *  Property, Plant and Equipment and Other Long-Lived Assets

Con-way's acquisition of CFI and Cougar Logistics in the third quarter of 2007 requires management to make significant judgments and estimates, as more fully discussed below. Also, the current-year adoption of new accounting pronouncements resulted in changes to the accounting policies and estimation techniques, as more fully discussed below. Except for the effect of recent acquisitions and the current-year adoption of recent accounting pronouncements, there have been no significant changes to the critical accounting policies and estimates disclosed in Con-way's 2006 Annual Report on Form 10-K.

Acquisitions

Con-way's accounting for the acquisition of CFI and Cougar Logistics requires various judgments and estimates, including but not limited to, purchase-method accounting estimates related to the fair value of assets acquired and liabilities assumed and the estimated useful lives of acquired property and equipment, internal-use software, and identifiable intangible assets. Estimates of the fair value of assets acquired are based on various valuation techniques, with a market-based approach applied to acquired property and equipment, an income-based approach applied to identifiable intangible assets and a cost-based approach applied to internal-use software. In the case of CFI, the current and deferred income-tax effects associated with assets acquired and liabilities assumed have been estimated based on Con-way's status as a "C" corporation rather than CFI's previous status as a "Subchapter S" corporation. Generally, all other assets acquired and liabilities assumed have been recorded at carrying value, which approximates fair value.

The excess of the acquired entity's purchase price over the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill is not amortized but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The assessment requires the comparison of the fair value of a reporting unit to the carrying value of its net assets, including allocated goodwill. If the carrying value of the reporting unit exceeds its fair value, Con-way must then compare the implied fair value of reporting-unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting-unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The amounts that Con-way has recorded for goodwill and other identifiable intangible assets represent fair values, which were primarily determined by an income-based valuation approach. The estimates and assumptions used in the initial valuation of goodwill and identifiable intangible assets include, but are not limited to: the future expected cash flows from sales, customer contracts, and trademarks; growth opportunities; the retention of key employees; and integration costs. These estimates and assumptions may be incomplete or inaccurate because unanticipated events and circumstances may occur. If estimates and assumptions used to initially value goodwill and identifiable intangible assets prove to be inaccurate, ongoing reviews of the carrying values of such goodwill and intangible assets, as discussed above, may result in an impairment loss in the period in which Con-way identifies the impairment. Changes in assumptions and estimates related to acquisitions could have a material effect on Con-way's financial condition or results of operations.

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

The effect of adoption of SFAS 158's measurement-date provisions to Con-way's financial statements as of and for the nine months ended September 30, 2007 was primarily the result of an increase in the discount rate (used to measure plan-related obligations) to 5.95% at December 31, 2006 from 5.85% at November 30, 2006. This increase in the discount rate reduced Con-way's estimated plan obligation, as described above, and will also increase estimated annual pension income in 2007 by $7.7 million. Following completion of final actuarial calculations, Con-way estimates that the defined benefit pension plans in 2007 will result in annual pension income of $25 million, based primarily on an expected return on plan assets that exceeds the interest cost on plan benefit obligations.

Income Taxes

Effective on January 1, 2007, Con-way adopted the provisions of FIN 48, "Accounting for Uncertainty in Income Taxes," as more fully discussed in Note 12, "Income Taxes," of Item 1, "Financial Statements." Con-way assesses its income tax positions and records tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances, and information available at the reporting date. For those positions where it is more likely than not that a tax benefit will be sustained, Con-way has recorded the largest amount of tax benefit with a greater-than-50-percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.


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

   * any statements regarding the outcome of legal and other claims and proceedings against Con-way;

   * any statements regarding the acquisition of CFI and related financing;
     and

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

   * availability of fuel, changes in fuel prices or fuel surcharges, and the effect of recently-filed litigation alleging that Con-way engaged in price-fixing of fuel surcharges in violation of Federal antitrust laws;

   * the effects of the cessation of EWA's air-carrier operations;

   * the possibility that Con-way may, from time to time, be required to record impairment charges for goodwill, intangible assets, and other long-lived assets;

   * the possibility of defaults under Con-way's $400 million credit agreement, $500 million bridge credit agreement, other debt instruments, and the possibility that Con-way may be unable to refinance its borrowings under the bridge credit agreement with long-term debt;

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

   * matters relating to the acquisitions of CFI and Cougar Logistics (including, without limitation risks relating to the financing, integration risks and risks that acquisition synergies are not realized); and

   * matters relating to Con-way's defined benefit and defined contribution pension plans.

As a result of the foregoing, no assurance can be given as to future financial condition, results of operations, or cash flows. See Note 13, "Commitments and Contingencies," of Item 1, "Financial Statements."




ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Con-way is exposed to a variety of market risks, including the effects of interest rates, fuel prices, and foreign currency exchange rates.

Con-way enters into derivative financial instruments only in circumstances that warrant the hedge of an underlying asset, liability or future cash flow against exposure to some form of interest rate, commodity or currency-related risk. Additionally, the designated hedges should have high correlation to the underlying exposure such that fluctuations in the value of the derivatives offset reciprocal changes in the underlying exposure. Derivative financial instruments held by Con-way at September 30, 2007 did not have a material effect on Con-way's financial statements.

Interest Rates

Con-way is subject to the effect of interest-rate fluctuations on the fair value of its long-term debt and on the amount of interest income earned on cash-equivalent investments and short-term marketable securities, as more fully discussed in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of Con-way's 2006 Annual Report on Form 10-K.

Fuel

Con-way's business units are exposed to the effects of changes in the availability and price of diesel fuel. Generally, fuel can be obtained from various sources and in the desired quantities. However, an inability to obtain fuel could have a material adverse effect on Con-way. Con-way's business units in the Freight and Truckload reporting segments are subject to the risk of price fluctuations. Like other carriers, Con-way Freight assesses many of its customers with a fuel surcharge. The fuel surcharge is a part of Con-way Freight's overall rate structure for customers and is intended to compensate Con-way Freight for the adverse effects of higher fuel costs. In periods of rising fuel prices, the fuel surcharge typically increases Con-way Freight's yields and revenue, and Con-way Freight generally recovers more than the cost of higher fuel and fuel-related increases in purchased transportation. Con-way cannot predict the future movement of fuel prices, Con-way Freight's ability to recover higher fuel costs through fuel surcharges, or the effect that changes in fuel surcharges may have on Con-way Freight's overall rate structure. Con-way Freight's operating income may be adversely affected by a decline in fuel prices as lower fuel surcharges would reduce its yield and revenue. Whether fuel prices increase, decrease, or remain constant, Con-way Freight's operating income may be adversely affected if market pressures limited Con-way Freight's ability to assess its fuel surcharges.

Foreign Currency

The assets and liabilities of Con-way's foreign subsidiaries are denominated in foreign currencies, which create exposure to changes in foreign-currency exchange rates. However, the market risk related to foreign-currency exchange rates is not material to Con-way's financial condition, results of operations, or cash flows.



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

(b) Internal Control Over Financial Reporting.

Other than as described below, there have not been any changes in Con-way's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Con-way's internal control over financial reporting.

Con-way acquired CFI on August 23, 2007. CFI was not previously required to maintain disclosure controls and procedures, or maintain, document and assess internal control over financial reporting, as required under the rules and regulation of the Securities and Exchange Commission. Con-way will review CFI's procedures and controls and may make additional changes in those controls in the future. Con-way excluded CFI from it assessment of the effectiveness of internal control over financial reporting as of September 30, 2007.



                         PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Certain legal proceedings of Con-way are also discussed in Note 4, "Discontinued Operations," and Note 13, "Commitments and Contingencies," of
Part 1 Item 1, "Financial Statements."

Con-way, along with 11 other companies engaged in the LTL trucking business, has been named as a defendant in a purported class-action lawsuit filed on July 30, 2007 in the United States District Court for the Southern District of California. The named plaintiffs, Farm Water Technological Services Inc. d/b/a Water Tech. and C.B.J.T. d/b/a Agricultural Supply, allege that the defendants have conspired to fix fuel surcharges for LTL shipments in violation of Federal antitrust laws and are seeking treble damages, injunctive relief, attorneys' fees and costs. Since this lawsuit was filed, over 40 similar lawsuits have been filed by other plaintiffs in various federal district courts, naming as defendants Con-way or Con-way Freight (or both), as well as other companies engaged in the LTL trucking business. Con-way expects that these lawsuits will be consolidated in a single jurisdiction for litigation.

In 2003, prior to the sale of MWF to UPS, Con-way became aware of information that Emery Transnational, a Philippines-based joint venture in which MWF, Inc. may be deemed to be a controlling partner, may have made certain payments in violation of the Foreign Corrupt Practices Act. Con-way promptly notified the Department of Justice and the Securities and Exchange Commission of this matter, and MWF, Inc. instituted policies and procedures in the Philippines designed to prevent such payments from being made in the future. Con-way was subsequently advised by the Department of Justice that it is not pursuing an investigation of this matter. Con-way conducted an internal investigation of approximately 40 other MWF, Inc. international locations and has shared the results of the internal investigation with the SEC. The internal investigation revealed that Menlo Worldwide Forwarding (Thailand) Limited, a Thailand-based joint venture, also may have made certain payments in violation of the Foreign Corrupt Practices Act. MWF, Inc. made certain personnel changes and instituted policies and procedures in Thailand designed to prevent such payments from being made in the future. In December 2004, Con-way completed the sale of its air freight forwarding business (including the stock of MWF, Inc., Emery Transnational and Menlo Worldwide Forwarding (Thailand) Limited) to an affiliate of UPS. In connection with that sale, Con-way agreed to indemnify UPS for certain losses resulting from violations of the Foreign Corrupt Practices Act. Con-way is currently unable to predict whether it will be required to make payments under the indemnity or whether the SEC will impose fines or other penalties directly on Con-way as a result of the actions of Emery Transnational.


ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors previously disclosed in
Item 1A, "Risk Factors," of Con-way's 2006 Annual Report on Form 10-K, except for risks related to the acquisitions of CFI and Cougar Logistics, as more fully discussed herein below and in Note 2, "Acquisitions," of Part 1 Item 1, "Financial Statements."


The degree of success of the acquisition will depend, in part, on Con-way's ability to realize the anticipated synergies, cost savings and growth opportunities from integrating acquired businesses with Con-way's existing businesses. Con-way's success in realizing these benefits and the timing of this realization depends upon the successful integration of operations. The integration process may be complex, costly and time-consuming. The difficulties of integrating the operations of acquired businesses include, among others:


   * unanticipated issues in integrating information, communications and other systems;


   * retaining key employees;


   * consolidating corporate and administrative infrastructures;


   * the diversion of management's attention from ongoing business concerns;


   * the impact on internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and


   * unanticipated issues, expenses and liabilities.


Con-way may not accomplish this integration smoothly or successfully. The diversion of the attention of management from its current operations to the integration effort and any difficulties encountered in combining operations could prevent Con-way from realizing the full benefits anticipated to result from the acquisitions and could adversely affect Con-way's business.




ITEM 6.  EXHIBITS

Exhibit No.
-----------

(2) Plan of acquisition, reorganization, arrangement, liquidation, or succession:

     2.1   Con-way Plan for reorganization of Con-way Freight, Inc. (Item
           7.01 to Con-way's Report on Form 8-K filed on August 22, 2007*).

(4)  Instruments defining the rights of holders:

     4.1 $500 million Bridge Credit Agreement dated August 23, 2007 between Con-way Inc. and Goldman Sachs Credit Partners L.P.

     4.2 Subsidiary Guaranty Agreement dated August 23, 2007 made by Con-way Freight Inc., Menlo Worldwide, LLC, Menlo Logistics, Inc., Transportation Resources, Inc., and Contract Freighters, Inc. in favor of the banks referred to in 4.1.

(10) Material contracts

     10.1 Con-way Inc. 2005 Deferred Compensation Plan for Executives and Key Employees, Amended and Restated Effective January 1, 2008 (Exhibit 99.1 to Con-way's Report on Form 8-K filed on September 27, 2007*#).

     10.2 Con-way Inc. 1993 Deferred Compensation Plan for Executives and Key Employees (Exhibit 99.2 to Con-way's Report on Form 8-K filed on September 27, 2007*#).

     10.3 Con-way Inc. 2005 Supplemental Excess Retirement Plan, Amended and Restated Effective January 1, 2008 (Exhibit 99.3 to Con-way's Report on Form 8-K filed on September 27, 2007*#).

     10.4 Con-way Inc. Supplemental Retirement Savings Plan, Amended and Restated Effective January 1, 2008 (Exhibit 99.4 to Con-way's Report on Form 8-K filed on September 27, 2007*#).

     10.5 Separation Agreement and General Release between Con-way Freight Inc. and David S. McClimon effective September 28, 2007
           (Exhibit 99 to Con-way's Report on Form 8-K filed on
            October 1, 2007*#).

     10.6 Amendment No. 1 dated December 4, 2006 to the Amended and Restated 2003 Equity and Incentive Plan for Non-Employee Directors.#

     10.7 Severance Agreement dated August 23, 2007 between Herbert J. Schmidt and Contract Freighters, Inc. #

     10.8 Stock Purchase Agreement to purchase Chic Holdings Limited between Menlo Worldwide, LLC and various sellers dated September 7, 2007.

(31) Certification of Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32) Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


* Previously filed with the Securities and Exchange Commission and incorporated herein by reference.
#  Designates a contract or compensation plan for Management and Directors.



                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Con-way Inc.
                                             (Registrant)

November 7, 2007                             /s/ Kevin C. Schick
                                             ------------------------
                                             Kevin C. Schick
                                             Senior Vice President and
                                             Chief Financial Officer