Form 10-K
period 2007-12-31
Con-way Inc.
filed 2008-02-27
CIK 23675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                     to

Commission File Number 1-5046

Con-way Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-1444798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2855 Campus Drive, Suite 300, San Mateo, CA	94403
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 378-5200

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock ($.625 par value)	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

8 7/8% Notes due 2010

7.25% Senior Notes due 2018

6.70% Senior Debentures due 2034

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Aggregate market value of voting stock held by persons other than Directors, Officers and those shareholders holding more than 5% of the outstanding voting stock, based upon the closing price per share on June 29, 2007: $1,634,069,665

Number of shares of Common Stock outstanding as of January 31, 2008: 45,349,546

DOCUMENTS INCORPORATED BY REFERENCE

Part III

Proxy Statement for Con-way's Annual Meeting of Shareholders to be held on April 22, 2008 (only those portions referenced specifically herein are incorporated in this Form 10-K).

Con-way Inc.

FORM 10-K

Year Ended December 31, 2007

Con-way Inc.

FORM 10-K

Year Ended December 31, 2007

PART I

I TEM 1.	BUSINESS

Overview

Con-way Inc. and its subsidiaries (“Con-way” or “the Company”) provide transportation, logistics and supply-chain management services for a wide range of manufacturing, industrial and retail customers. Con-way’s principal business units operate in regional and transcontinental less-than-truckload and full-truckload freight transportation, contract logistics and supply-chain management, truckload brokerage, and trailer manufacturing.

Con-way Inc. was incorporated in Delaware in 1958, and in 2006, changed its name from “CNF Inc.” to “Con-way Inc.” Company management and the Board of Directors believe that the corporate name change and the re-branding initiative results in a better understanding of the Company’s core businesses, operating strengths, corporate culture and values, thereby enabling the Company to compete more effectively in the markets it serves.

Information Available on Website

Con-way makes available, free of charge, on its website at “www.con-way.com,” under the headings “Investor Relations/Annual Reports & SEC Filings,” copies of its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to those reports, in each case as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission.

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

Regulatory Certifications

In 2007, Con-way filed the written affirmations and Chief Executive Officer certifications required by Section 303A.12 of the NYSE Listing Manual and Section 302 of the Sarbanes-Oxley Act.

Reporting Segments

For financial reporting purposes, Con-way is divided into five reporting segments: Freight, Logistics, Truckload, Vector, and Other. For financial information concerning Con-way’s geographic and reporting-segment operating results, refer to Note 14, “Segment Reporting,” of Item 8, “Financial Statements and Supplementary Data.”

Freight

The Freight segment primarily consists of the operating results of the Con-way Freight business unit. Con-way Freight is a less-than-truckload (“LTL”) motor carrier that utilizes a network of freight service centers to provide regional, inter-regional, and transcontinental less-than-truckload freight services throughout North America. The business unit provides day-definite delivery service to manufacturing, industrial, and retail customers.

LTL carriers transport shipments from multiple shippers utilizing a network of freight service centers combined with a fleet of linehaul and pickup-and-delivery tractors and trailers. Freight is picked up from customers and consolidated for shipment at the originating service center. The freight is then loaded into trailers and transferred to the destination service center providing service to the delivery area. From the destination service center, the freight is delivered to the customer. Typically, LTL shipments weigh between 100 and 15,000 pounds. Con-way Freight’s average weight per shipment is approximately 1,150 pounds.

In August 2007, Con-way Freight began an operational restructuring that combines its three regional operating companies into one centralized operation to improve the customer experience and streamline its processes. The reorganization into a centralized entity is intended to improve customer service and efficiency through uniform new pricing and operational processes, implementation of best practices, and fostering of innovation.

In July 2006, Con-way sold the expedited-shipping portion of the former Con-way Expedite and Brokerage business. The remaining truckload-brokerage portion of that business was integrated with Menlo Logistics in January 2007, as more fully discussed below.

Results of Con-way Truckload were previously reported in the Freight segment. In connection with the truckload acquisition discussed below, a new Truckload segment was created. Accordingly, the operating results of Con-way Truckload are reported in the Truckload segment and prior periods have been reclassified to conform to the current presentation.

Competition

The LTL trucking environment is intensely competitive. Principal competitors of Con-way Freight include regional and national LTL companies, some of which are subsidiaries of global, integrated transportation service providers. Competition is based on freight rates, service, reliability, transit times and scope of operations.

Logistics

The Logistics segment consists of the operating results of the subsidiaries of Menlo Worldwide, LLC (“MW”), including Menlo Worldwide Logistics and its subsidiaries (collectively, “Menlo Logistics”). Menlo Logistics develops contract-logistics solutions, including the management of complex distribution networks and supply-chain engineering and consulting, and also provides domestic brokerage services. The term “supply chain” generally refers to a strategically designed process that directs the movement of materials and related information from the acquisition of raw materials to the delivery of products to the end-user.

The global supply-chain and logistics-services market has grown significantly since the formation of Menlo Logistics, Inc. in 1990, based on the complexity of customers’ supply chains and the need for innovative solutions. The outsourcing of distribution has become more commonplace as businesses increasingly evaluate overall logistics costs. The ability to access information through computer networks increases the value of capturing real-time logistics information to track inventories, shipments, and deliveries.

Menlo Logistics’ supply-chain management offerings are primarily related to transportation-management and contract-warehousing services. Transportation management refers to the management of asset-based carriers and third-party transportation providers for customers' inbound and outbound supply-chain needs through the use of logistics management systems to consolidate, book and track shipments. Contract warehousing refers to the optimization and operation of warehouse operations for customers using technology and warehouse-management systems to reduce inventory carrying costs and supply-chain cycle times. For several customers, contract-warehousing operations include light assembly or kitting operations. Menlo Logistics' ability to link these systems with its customers’ internal enterprise resource-planning systems is intended to provide customers with improved visibility to their supply chains. Compensation from Menlo Logistics’ customers takes different forms, including cost-plus, gain-sharing, transactional, fixed-dollar, and consulting-fee arrangements.

Menlo Logistics provides its services using a customer- or project-based approach when the supply-chain solution requires customer-specific transportation management, single-client warehouses, and/or single-customer technological solutions. However, Menlo Logistics increasingly utilizes a shared-resource, process-based approach that leverages a centralized transportation-management group, uses multi-client warehouses, and creates technological solutions to benefit multiple customers. This approach allows Menlo Logistics to provide scalable services to a growing number of customers. Menlo Logistics began growing its shared-resource, process-based approach in 2005, when it segmented its business based on customer type. The industry-focused groups leverage the capabilities of personnel, systems and solutions throughout the organization to give customers expertise in specific automotive, high-tech, government, and consumer-products sectors.

Although Menlo Logistics’ client base includes a growing number of customers, four customers collectively accounted for 45.6% of the revenue reported for the Logistics reporting segment in 2007, and each had a Standard & Poor's investment-grade credit rating. In 2007, Menlo Logistics’ largest customer accounted for 4.8% of the consolidated revenue of Con-way.

Expansion in Asia

On September 5, 2007, MW acquired the outstanding common shares of Cougar Holdings Pte Ltd., and its primary subsidiary, Cougar Express Logistics (collectively, “Cougar Logistics”). Cougar Logistics is a warehousing, logistics, distribution-management and freight-forwarding company headquartered in Singapore. Cougar provides services to a client base in Asia of nearly 200 global businesses with personnel, facilities and operations in 12 locations in Singapore, Malaysia and Thailand.

On October 18, 2007, MW acquired the outstanding common shares of Chic Holdings, Ltd. and its wholly owned subsidiaries, Shanghai Chic Logistics Co. Ltd. and Shanghai Chic Supply Chain Management Co. Ltd. (collectively, “Chic Logistics”). Chic Logistics is a well-established provider of logistics and transportation-management services in China and maintains a network with operating sites in 78 cities.

The acquisitions expand Menlo Logistics’ operations in the important Asia-Pacific region and position Menlo Logistics to capitalize on growth in China’s domestic economy.

Integration of Former Freight Segment Businesses

In recent years, Menlo Logistics has integrated into its operations two supply-chain management businesses that were previously reported in the Freight reporting segment. In the second quarter of 2005, Logistics integrated the former Con-Way Logistics business and, in January 2007, Logistics integrated the truckload-brokerage business.

The integration of Con-Way Logistics expanded its multi-client warehousing service model to Menlo Logistics’ larger warehouse network. The integration of the truckload-brokerage business expanded logistics-services opportunities through access to truckload-brokerage customers and leveraged the shared expertise of the logistics and truckload-brokerage professionals.

Competition

Competitors in the contract-logistics market are numerous and include domestic and foreign logistics companies, the logistics arms of integrated transportation companies, and contract manufacturers. However,

Menlo Logistics primarily competes against a limited number of major competitors that have resources sufficient to provide services under large logistics contracts. Competition for larger projects is generally based on the ability to rapidly implement technology-based transportation and logistics solutions, while competition for projects with middle-market customers is more influenced by price.

Truckload

The Truckload segment consists of the combined operating results of the Con-way Truckload business unit and the recently acquired Contract Freighters, Inc. business unit. On August 23, 2007, Con-way acquired the outstanding common shares of Transportation Resources, Inc. (“TRI”), the holding company for Contract Freighters, Inc. and other affiliated companies (collectively, “CFI”). The combined businesses provide asset-based long-haul full-truckload services throughout North America.

The acquisition of CFI creates growth opportunities and an expanded service portfolio. In particular, CFI offers “through-trailer” service into and out of Mexico through all major gateways in Texas, Arizona and California. This service, which eliminates the need for transfer and/or storage fees at the border, translates into faster delivery, reduced transportation costs and better product protection and security for customers doing business internationally. This service typically involves equipment-interchange operations with various Mexican motor carriers. For a shipment with an origin or destination in Mexico, CFI provides transportation for the domestic portion of the freight move, and the Mexican carrier provides the pick-up, linehaul and delivery services within Mexico.

Con-way Truckload and CFI offer dry-van transportation services using a fleet of long-haul tractors and trailers. The carriers provide point-to-point service using single drivers as well as two-person driver teams over long-haul routes, with each trailer containing only one customer’s goods. This origin-to-destination freight movement limits intermediate handling and is not dependent on the same network of locations utilized by LTL carriers.

Con-way in September 2007 integrated the Con-way Truckload business unit with the CFI business unit and in January 2008 changed the name of the CFI business unit to Con-way Truckload.

Competition

The truckload market is fragmented with numerous carriers of varying sizes. Principal competitors of Con-way Truckload and CFI include other truckload carriers, logistics providers, railroads, private fleets, and to a lesser extent, LTL carriers. Competition is based on freight rates, service, reliability, transit times, and driver and equipment availability.

Vector

Vector SCM, LLC (“Vector”) was a joint venture formed with General Motors (“GM”) in December 2000 for the purpose of providing logistics management services on a global basis for GM, and for customers in addition to GM. Although Con-way owned a majority interest in Vector, Con-way’s portion of Vector’s operating results were reported as an equity-method investment based on GM’s ability to control certain operating decisions.

In June 2006, GM exercised its right to purchase Con-way’s membership interest in Vector. In December 2006, an independent financial advisor established a fair value for Vector, and accordingly, Con-way recognized a $41.0 million sale-related gain in December 2006, as more fully discussed in Note 5, “Sale of Unconsolidated Joint Venture,” of Item 8, “Financial Statements and Supplementary Data.”

Other

The Other reporting segment consists of the operating results of Road Systems, a trailer manufacturer, and certain corporate activities for which the related income or expense has not been allocated to other reporting segments, including results related to corporate re-insurance activities and corporate properties. Road Systems primarily manufactures and refurbishes trailers for Con-way Freight.

Discontinued Operations

Discontinued operations affecting the periods presented in Con-way’s consolidated financial information reported in Item 8, “Financial Statements and Supplementary Data,” relate to (1) the closure of the freight forwarding business known as Con-way Forwarding in 2006, (2) the sale of Menlo Worldwide Forwarding, Inc. and its subsidiaries and Menlo Worldwide Expedite!, Inc. (collectively “MWF”) in 2004, (3) the shut-down of Emery Worldwide Airlines, Inc. (“EWA”) in 2001 and the termination of its Priority Mail contract with the U.S. Postal Service (“USPS”) in 2000, and (4) the spin-off of Consolidated Freightways Corporation (“CFC”) in 1996.

For more information, refer to Note 4, “Discontinued Operations,” and Note 13, “Commitments and Contingencies,” of Item 8, “Financial Statements and Supplementary Data.”

General

Employees

At December 31, 2007, Con-way had approximately 27,100 regular full-time employees. The approximate number of regular full-time employees by segment was as follows: Freight, 17,700; Logistics, 4,700; Truckload, 3,600; and Other, 1,100. The 1,100 employees included in the Other segment consist primarily of executive, technology, and administrative positions that support Con-way’s operating subsidiaries.

Cyclicality and Seasonality

Con-way’s operations are affected, in large part, by conditions in the cyclical markets of its customers and on the U.S. and global economies, as more fully discussed in Item 1A, “Risk Factors.”

Con-way’s operating results are also affected by seasonal fluctuations that change demand for transportation services. In the Freight segment for a typical year, the months of September, October and November usually have the highest business levels while the months of December, January and February usually have the lowest business levels. In the Truckload segment for a typical year, the months of September and October usually have the highest business levels while the months of December, January and February usually have the lowest business levels.

Price and Availability of Fuel

Con-way is exposed to the effects of changes in the price and availability of diesel fuel, as more fully discussed in Item 1A, “Risk Factors.”

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

In October 2005, the FMCSA issued a final rule to change the regulations governing hours of service (“HOS”) for commercial truck drivers. The rule increased the total consecutive off-duty hours a driver must take prior to driving in interstate commerce and reduced the total daily consecutive driving and on-duty hours allowed. Many advocacy groups have challenged the rule. Given the uncertainty in the status of the HOS rules, Con-way cannot predict whether the current rules will remain intact or whether the rules as finally adopted will materially affect its operations.

Environmental

Con-way’s operations involve the storage, handling, and use of diesel fuel and other hazardous substances. Con-way is subject to laws and regulations that (1) govern activities or operations that may have adverse environmental effects such as discharges to air and water, and the handling and disposal practices for solid and hazardous waste, and (2) impose liability for the costs of cleaning up, and certain damages resulting from sites of past spills, disposals, or other releases of hazardous materials. Environmental liabilities relating to Con-way’s properties may be imposed regardless of whether Con-way leases or owns the properties in question and regardless of whether such environmental conditions were created by Con-way or by a prior owner or tenant, and also may be imposed with respect to properties that Con-way may have owned or leased in the past. Con-way has provided for its estimate of remediation costs at these sites.

Homeland Security

Con-way is subject to compliance with cargo-security and transportation regulations issued by the Transportation Security Administration (“TSA”) and by the Department of Homeland Security (“DHS”), including regulation by the Bureau of Customs and Border Protection (“CBP”). Con-way believes that it will be able to comply with potential TSA, DHS, and CBP rules that will require additional security measures affecting the transportation of both domestic and international shipments.

Con-way Freight and Con-way Truckload are approved by the CBP to participate in the voluntary Customs-Trade Partnership Against Terrorism program (“C-TPAT”). The C-TPAT program was designed in 2002 to provide a process to facilitate the efficient release of goods and provide resolution of any outstanding issues affecting CBP processing of cross-border shipments. As participants of C-TPAT, these subsidiaries have developed security measures that continue to evolve along with the C-TPAT program requirements. These subsidiary C-TPAT security plans have been reviewed and certified by the CBP.

C-TPAT does not provide a sector category for logistics companies; as a result, Menlo Logistics cannot obtain C-TPAT certification. To address this issue, Menlo Logistics has voluntarily adopted C-TPAT "Importer" requirements into its security plan, which incorporates regulatory DHS requirements. Menlo Logistics also voluntarily participates in non-regulatory DHS programs that secure customer and international supply chains against terrorism and theft.

Menlo Worldwide Logistics Government Services, LLC (“MWLGS”), a subsidiary of Menlo Logistics, Inc., has been approved by the TSA as an Indirect Air Carrier (“IAC”), and has developed security measures that have been reviewed and certified by the TSA. The TSA is expected to release new IAC rules in the near future.

Con-way cannot predict the effect the new rules might have on its IAC operations but does not believe that the rules as finally adopted will materially affect its operations.

ITEM 1A.	RISK FACTORS

From time to time, Con-way makes “forward-looking statements” in an effort to inform its shareholders and the public about its businesses. Forward-looking statements generally relate to future events, anticipated results, or operational aspects. These statements are not predictions or guarantees of future performance, circumstances, or events as they are based on the facts and circumstances known to Con-way as of the date the statements are made. Item 7, “Management’s Discussion and Analysis – Forward-Looking Statements,” identifies the type of statements that are forward-looking. Various factors may cause actual results to differ materially from those discussed in such forward-looking statements.

Described below are those factors that Con-way considers to be most significant to its businesses. Although Con-way believes it has identified and discussed below the primary risks affecting its businesses, there may be additional factors that are not presently known or that are not currently believed to be significant that may adversely affect Con-way’s future financial condition, results of operations, or cash flows.

Business Interruption

Con-way and its business units rely on a centralized shared-service facility for the performance of shared administrative and technology services in the conduct of their businesses. Con-way’s computer facilities and its administrative and technology employees are located at the shared-service facility.

Con-way is dependent on its automated systems and technology to operate its businesses and to increase employee productivity. Although Con-way maintains backup systems and has disaster-recovery processes and procedures in place, a sustained interruption in the operation of these facilities, whether due to terrorist activities, earthquakes, floods, transition to upgraded or replacement technology, or any other reason, could have a material adverse effect on Con-way.

Customer Concentration

Menlo Logistics and many of its competitors in the logistics-industry segment are subject to risk related to customer concentration because of the relative importance of their largest customers and the increased ability of those customers to influence pricing and other contract terms. Although Menlo Logistics continues to broaden and diversify its customer base, a significant portion of its revenue and operating results are derived from a relatively small number of customers, as more fully discussed in Item 1, “Business.” Consequently, a significant loss of business from, or adverse performance by, any of Menlo Logistics’ major customers, may have a material adverse effect on Con-way’s financial condition, results of operations, and cash flows. Similarly, the renegotiation of major customer contracts may also have an adverse effect on Con-way.

Cyclicality

Con-way’s operating results are affected, in large part, by conditions in the cyclical markets of its customers and on the U.S. and global economies. While economic conditions affect most companies, the transportation industry is cyclical and susceptible to trends in economic activity. When individuals and companies purchase and produce fewer goods, Con-way’s businesses transport fewer goods. In addition, Con-way’s business units in the Freight and Truckload reporting segments are capital-intensive and Con-way Freight has a relatively high fixed-cost structure that is difficult to adjust to match shifting volume levels. Accordingly, any sustained weakness in demand or continued downturn or uncertainty in the economy generally would have an adverse effect on Con-way.

Employees

The workforce of Con-way and its subsidiaries is not affiliated with labor unions. Con-way believes that the non-unionized operations of its business units have advantages over comparable unionized competitors in providing reliable and cost-competitive customer services, including greater efficiency and flexibility. There can be no assurance that Con-way’s business units will be able to maintain their non-unionized status.

Con-way hires drivers primarily for business units in its Freight and Truckload reporting segments. There is significant competition for qualified drivers in the transportation industry. As a result of driver shortages, these business units may be required to increase driver compensation and benefits, or face difficulty meeting customer demands, all of which could adversely affect Con-way.

Employee Benefit Costs

Con-way maintains health-care plans, defined benefit pension plans, and defined contribution retirement plans and also provides certain other benefits to its employees. In recent years, health-care costs have risen dramatically. Lower interest rates and/or lower returns on plan assets may cause increases in the expense of, and funding requirements for, Con-way’s defined benefit pension plans. Con-way amended its retirement benefit plans in 2006 and the resulting plan changes are generally expected to decrease the future financial-statement effect associated with the defined benefit pension plans and to increase the future financial-statement effect associated with the defined contribution retirement plans. Despite the changes to the retirement benefit plans, Con-way remains subject to volatility associated with interest rates, returns on plan assets, and funding requirements. As a result, Con-way is unable to predict the effect of continuing to provide these benefits to employees.

Government Regulation

Con-way is subject to compliance with many laws and regulations that apply to its business activities. These include regulations related to driver hours-of-service limitations, stricter cargo-security requirements, tax laws, and environmental matters. Con-way is not able to accurately predict how new governmental laws and regulations, or changes to existing laws and regulations, will affect the transportation industry generally, or Con-way in particular. Although government regulation that affects Con-way and its competitors may simply result in higher costs that can be passed to customers with no adverse consequences, there can be no assurance that this will be the case. As a result, Con-way believes that any additional measures that may be required by future laws and regulations or changes to existing laws and regulations could result in additional costs and could have an adverse effect on Con-way.

Capital Intensity

Con-way’s primary businesses are capital-intensive. Con-way’s business units in the Freight and Truckload reporting segments make significant investments in revenue equipment and the Con-way Freight business unit also makes significant investments in freight service centers. The amount and timing of capital investments depend on various factors, including anticipated volume levels, and the price and availability of appropriate-use property for service centers and newly manufactured tractors and diesel engines, which are subject to restrictive Environmental Protection Agency engine-design requirements. If anticipated service-center and/or fleet requirements differ materially from actual requirements, Con-way’s capital-intensive business units may have too much or too little capacity. Con-way attempts to mitigate the risk associated with too much or too little revenue equipment capacity by adjusting capital expenditures and by utilizing short-term equipment rentals in order to match capacity with business volumes. Con-way’s investments in revenue equipment and freight service centers depend on its ability to generate cash flow from operations and its access to debt and equity capital markets. A decline in the availability of these funding sources could adversely affect Con-way.

Price and Availability of Fuel

Con-way is subject to risk associated with fuel purchases. The availability and price of diesel fuel are subject to political, economic, and market factors that are outside of Con-way’s control. Historically, Con-way has had the ability to obtain fuel from various sources and in the desired quantities. However, an inability to obtain fuel in the future could have a material adverse effect on Con-way. Con-way’s business units in the Freight, Truckload and Logistics reporting segments are subject to the risk of fuel price fluctuations. Con-way’s business units in the Freight and Truckload reporting segments have fuel-surcharge revenue programs in place with a majority of customers, and its Menlo Logistics business unit has terms in most of its customer contracts that allow recognition of fuel-surcharge revenue designed to eliminate the adverse effect of rising fuel prices on purchased transportation. Increases in fuel costs, if not offset by base freight rate increases, fuel surcharges or other cost-recovery mechanisms, may have an adverse effect on Con-way’s results of operations.

Con-way’s fuel-surcharge revenue programs have helped to mitigate and, in some instances, eliminate the adverse effect of rising fuel prices. However, there can be no assurance that its fuel-surcharge programs will continue to be effective. Competitive pressures or other events may limit the ability of Con-way to assess its fuel surcharges. At times, in the interest of its customers, Con-way Freight has temporarily capped the fuel surcharge at a fixed percentage. In addition, Con-way Truckload may incur fuel costs that cannot be recovered because those costs are incurred in connection with engines being idled during cold or warm weather and empty or out-of-route miles that cannot be billed to customers.

As fuel prices have risen, the fuel surcharge has increased Con-way Freight’s yield and revenues, and the business unit has more than recovered higher fuel costs and fuel-related increases in purchased transportation. However, because the fuel surcharge program is part of the overall rate structure for Con-way Freight, increases in fuel surcharges often adversely affect the base freight rates that Con-way Freight can otherwise charge to customers. Con-way Freight’s operating income may be adversely affected by a decline in fuel prices as lower fuel surcharges would reduce its yield and revenue unless the reduction was offset by increases in base freight rates and other accessorial charges. Whether fuel prices increase, decrease, or remain constant, Con-way Freight’s operating income may be adversely affected if market pressures limited Con-way Freight’s ability to assess its fuel surcharges. Con-way cannot predict future fuel prices, Con-way Freight’s ability to recover higher fuel costs through fuel surcharges, or the effect that changes in fuel surcharges may have on Con-way Freight’s overall rate structure.

Integration of Acquisitions

Con-way’s strategy for long-term growth and profitability depends in part on its ability to realize the expected benefits associated with acquisitions. The degree of success of the acquisitions will depend, in part, on Con-way’s ability to realize the anticipated cost savings and growth opportunities from integrating acquired businesses with Con-way’s existing businesses. Con-way’s success in realizing these benefits and the timing of this realization depends upon the successful integration of operations.

The integration process may be complex, costly and time-consuming. The difficulties of integrating the operations of acquired businesses include, among others: unanticipated issues in integrating information, communications and other systems; retaining customers and key employees; consolidating corporate and administrative infrastructures; the diversion of management’s attention from ongoing business concerns; the effect on internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and unanticipated issues, expenses and liabilities.

Con-way may not accomplish its integration plans smoothly or successfully. The diversion of the attention of management from its current operations to the integration effort and any difficulties encountered in combining operations could prevent Con-way from realizing the full benefits anticipated to result from the acquisitions and could adversely affect Con-way.

Other Factors

In addition to the risks identified above, Con-way’s annual and quarterly operating results are affected by a number of business, economic, regulatory and competitive factors, including:

•	increasing competition and pricing pressure;

•	the creditworthiness of Con-way’s customers and their ability to pay for services rendered;

•

the effect of litigation, including the allegation that Con-way engaged in price-fixing of fuel surcharges in violation of Federal antitrust laws, and the alleged violations of the Worker Adjustment and Retraining Notification Act in connection with employee layoffs and ultimate terminations due to the August 2001 grounding of EWA’s airline operations;

•	the possibility that Con-way may, from time to time, be required to record impairment charges for goodwill, intangible assets, and other long-lived assets;

•

the possibility of defaults under Con-way’s $400 million revolving credit agreement and other debt instruments, and the possibility that Con-way may be required to repay certain indebtedness in the event that the ratings assigned to its long-term senior debt by credit rating agencies are reduced;

•	labor matters, including grievances and related litigation by furloughed EWA pilots and crew members, labor-organizing activities, work stoppages or strikes;

•

matters relating to Con-way’s 1996 spin-off of CFC, including the possibility that CFC’s multi-employer pension plans may assert claims against Con-way, that Con-way may not prevail in those proceedings and that Con-way may not have the financial resources necessary to satisfy amounts payable to those plans; and

•	matters relating to the sale of MWF, including Con-way’s obligation to indemnify UPS for certain losses in connection with the sale.

ITEM 1B.	UNRESOLVED S TAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Con-way believes that its facilities are suitable and adequate, that they are being appropriately utilized, and that they have sufficient capacity to meet current operational needs. Management continuously reviews anticipated requirements for facilities and may acquire additional facilities and/or dispose of existing facilities as appropriate.

Freight

At December 31, 2007, Con-way Freight operated 340 freight service centers, of which 157 were owned and 183 were leased. The service centers are strategically located to cover the geographic areas served by Con-way Freight and represent physical buildings and real property with dock, office, and/or shop space. These facilities do not include meet-and-turn points, which generally represent small owned or leased real property with no physical structures. The total number of trucks, tractors, and trailers utilized by Con-way Freight at December 31, 2007 was approximately 34,400. The headquarters for Con-way Freight are located in Ann Arbor, Michigan.

Logistics

At December 31, 2007, Menlo Logistics operated 64 warehouses in North America, of which 37 were leased by Menlo Logistics and 27 were leased or owned by clients of Menlo Logistics. Outside of North America, Menlo Logistics operated an additional 66 warehouses, of which two were owned and 53 were leased by Menlo

Logistics, and 11 were leased or owned by clients. At December 31, 2007, Menlo Logistics owned and operated 278 trucks, tractors, and trailers. The headquarters for Menlo Logistics are located in San Mateo, California.

Truckload

At December 31, 2007, the Truckload business units operated five owned terminals that are strategically located to provide customers with efficient service. All five terminals have bulk fuel and tractor and trailer parking. Two terminals are equipped with wash bay facilities and two terminals have maintenance facilities. In addition to the five owned terminals, the Truckload business units also utilize various drop yards for temporary trailer storage throughout the United States. At December 31, 2007, the Truckload business units owned and operated approximately 2,600 tractors and 8,100 trailers. The headquarters for the Truckload business units are located in Joplin, Missouri.

Other

Principal properties of the Other segment included Con-way's leased executive offices in San Mateo, California, and its owned shared-services center in Portland, Oregon. Road Systems owns and operates a manufacturing facility in Searcy, Arkansas.

ITEM 3.	LEGAL PROCEEDINGS

Con-way, along with other companies engaged in the LTL trucking business, was named as a defendant in a purported class-action lawsuit filed on July 30, 2007 in the United States District Court for the Southern District of California. The named plaintiffs, Farm Water Technological Services Inc. d/b/a Water Tech. and C.B.J.T. d/b/a Agricultural Supply, allege that the defendants have conspired to fix fuel surcharges for LTL shipments in violation of Federal antitrust laws and are seeking treble damages, injunctive relief, attorneys’ fees and costs. After this lawsuit was filed, approximately 50 similar lawsuits were filed by other plaintiffs in various federal district courts, naming as defendants Con-way or Con-way Freight (or both), as well as other companies engaged in the LTL trucking business. In December 2007, these cases were consolidated for litigation in the Federal District Court for the Northern District of Georgia in Atlanta.

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

Certain legal proceedings of Con-way are also discussed in Note 4, “Discontinued Operations,” and Note 13, “Commitments and Contingencies,” of Item 8, “Financial Statements and Supplementary Data.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Con-way did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Con-way, their ages at December 31, 2007, and their applicable business experience are as follows:

Douglas W. Stotlar, 47, president and chief executive officer of Con-way. Mr. Stotlar was named to his current position in April 2005. He previously served as president and chief executive officer of Con-way Freight and Transportation and senior vice president of Con-way, a position he held since December 2004. Prior to this, he served as executive vice president and chief operating officer of Con-way Freight and Transportation, a position he held since June 2002. From 1999 to 2002, he was executive vice president of operations for Con-way Freight and Transportation. Prior to joining Con-way Freight and Transportation’s corporate office, Mr. Stotlar served as vice president and general manager of Con-way’s expediting business. Mr. Stotlar joined the Con-way Freight and Transportation organization in 1985 as a freight operations supervisor for Con-way Freight-Central. He subsequently advanced to management posts in Columbus, Ohio, and Fort Wayne, Indiana, where he was named regional manager. Mr. Stotlar earned his bachelor’s degree in transportation and logistics from The Ohio State University.

Kevin C. Schick, 56, senior vice president and chief financial officer of Con-way. Mr. Schick was named to his current position in March 2005. He previously served as vice president and controller of Con-way Freight and Transportation, a position he held since 1989. Mr. Schick joined the Con-way Freight and Transportation organization in 1983 as controller for Con-way Freight-Central. Mr. Schick earned his bachelor’s degree in finance from Marquette University and a master’s degree in business administration from Northwestern University.

Jennifer W. Pileggi, 43, senior vice president, general counsel and corporate secretary of Con-way. Ms. Pileggi was named to her current position in December 2004. Ms. Pileggi joined Con-way’s subsidiary Menlo Logistics, Inc. in 1996 as corporate counsel and was promoted to vice president in 1999. She was promoted to vice president and corporate counsel of Menlo Worldwide in 2003. Ms. Pileggi is a graduate of Yale University and New York University School of Law, where she achieved a juris doctorate degree. Ms. Pileggi is a member of the American Bar Association and the California State Bar Association.

Robert L. Bianco Jr., 43, president of Menlo Worldwide and senior vice president of Con-way. Mr. Bianco was named to his current position in June 2005. He previously served as president of Menlo Logistics, Inc., a position he held since December 2001. He joined the Con-way organization in 1989 as a management trainee and joined Menlo Logistics, Inc. in 1992 as a logistics manager. He subsequently advanced to vice president of operations for Menlo Logistics, Inc. in 1997. He earned a bachelor’s degree in history from the University of California at Santa Barbara, and a master’s degree from the University of San Francisco.

John G. Labrie, 41, president of Con-way Freight and senior vice president of Con-way. Prior to being named president of Con-way Freight in July 2007, Mr. Labrie was senior vice president of strategy and enterprise operations for Con-way. He previously served as executive vice president of operations for Con-way Freight and Transportation, a position he held since January 2005. Prior to this, he served as president and chief executive officer for Con-way Freight-Western, a position he held since June 2002. From May 1998 to June 2002, he was vice president of operations for Con-way Freight-Western. He joined the Con-way Freight and Transportation organization in 1990 as a sales account manager. Mr. Labrie earned his bachelor’s degree in finance from Central Michigan University. He holds a master’s degree in business administration from Indiana Wesleyan University.

Herbert J. Schmidt, 52, president of CFI and senior vice president of Con-way. Mr. Schmidt was named president of CFI in 2000. After joining CFI in 1984, he gained experience in the positions of vice president of administration, vice president of safety, senior vice president of operations, and senior vice president of sales and marketing. Mr. Schmidt began his career in the transportation industry with United Parcel Service in operations and industrial engineering. Mr. Schmidt graduated from Missouri Southern State University with a bachelor’s degree in political science.

Jackie Barretta, 46, vice president and chief information officer of Con-way. Ms. Barretta was named to her current position in February 2005. She previously served as vice president of information services for Con-way Freight and Transportation, a position she held since August 2000. Prior to this, she served as director of information services, a position she held since 1997. She joined Con-way Freight and Transportation as a systems analyst in 1996. Ms. Barretta earned her bachelor’s degree in computer science from the University of North Carolina.

Kevin S. Coel, 49, vice president and corporate controller of Con-way. Mr. Coel joined Con-way in 1990 as Con-way’s corporate accounting manager. In 2000, he was named corporate controller, and in 2002, was promoted to vice president. Mr. Coel holds a bachelor’s degree in economics from the University of California at Davis and a master's degree in business administration from San Jose State University. Mr. Coel is also a member of the American Institute of CPAs.

Mark C. Thickpenny, 55, vice president and treasurer of Con-way. Mr. Thickpenny joined Con-way in 1995 as treasury manager. In 1997, he was named director and assistant treasurer, and in 2000 was promoted to vice president and treasurer. Mr. Thickpenny holds a bachelor’s degree in business administration from the University of Notre Dame and a master’s degree in business administration from the University of Chicago Graduate School of Business.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Con-way’s common stock is listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “CNW.”

See Note 15, “Quarterly Financial Data,” of Item 8, “Financial Statements and Supplementary Data” for the range of common stock prices as reported on the NYSE and common stock dividends paid for each of the quarters in 2007 and 2006. At January 31, 2008, Con-way had 7,405 common shareholders of record.

In April 2006, the Board of Directors authorized the repurchase of up to $400 million in Con-way's common stock through open-market and privately negotiated transactions from time to time in such amounts as management deemed appropriate through June 30, 2007. Under the program, which concluded on June 29, 2007, Con-way repurchased common stock of $399.5 million.

Performance Graph

The following performance graph compares Con-way’s stockholder return (assuming reinvestment of dividends) for the fiscal year-ends from 2002 through 2007, with the S&P Midcap 400 and the Dow Jones Transportation Average.

	Cumulative Total Return
	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Con-way Inc.	$100.0	$103.3	$154.2	$173.4	$137.7	$131.0
S&P Midcap 400	$100.0	$135.6	$157.8	$177.6	$195.8	$211.2
DJ Transportation Average	$100.0	$131.8	$168.3	$187.8	$206.1	$209.0

*	Assumes $100 invested on December 31, 2002 in Con-way Inc., S&P Midcap 400 Index, and the Dow Jones Transportation Average and dividends were reinvested.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2007, regarding compensation plans under which securities of Con-way are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,885,571	$41.74	5,451,220
Equity compensation plans not approved by security holders	—	—	—

Total	1,885,571	$41.74	5,451,220

ITEM 6.	SELECTED FINANCIAL DATA

The following table includes selected financial and operating data for Con-way as of and for the five years ended December 31, 2007. This information should be read in conjunction with Item 7, “Management’s Discussion and Analysis,” and Item 8, “Financial Statements and Supplementary Data.”

Con-way Inc.

Five-Year Financial Summary

	2007 [a]	2006	2005	2004	2003
	(Dollars in thousands except per share data)
Operating Results
Revenues	$4,387,363	$4,221,478	$4,115,575	$3,658,564	$3,186,797
Operating Income [b]	264,453	401,828	370,946	284,332	231,927
Income from Continuing Operations Before Income Tax Provision	242,646	392,309	352,356	248,775	205,982
Net Income from Continuing Operations Available to Common Shareholders [c]	146,815	265,177	222,647	143,432	117,572
Net Income (Loss) Applicable to Common Shareholders [c] [d]	145,952	258,978	214,034	(126,094)	83,785

Per Common Share
Basic Earnings (Loss)
Net Income from Continuing Operations	$3.24	$5.42	$4.27	$2.84	$2.37
Net Income (Loss) Applicable to Common Shareholders	3.22	5.29	4.10	(2.50)	1.69
Diluted Earnings (Loss)
Net Income from Continuing Operations	3.06	5.09	3.98	2.59	2.16
Net Income (Loss) Applicable to Common Shareholders	3.04	4.98	3.83	(2.18)	1.57
Cash Dividends	0.40	0.40	0.40	0.40	0.40
Common Shareholders’ Equity	18.68	14.65	16.09	13.46	15.02
Market Price
High	57.81	61.87	59.79	50.96	35.77
Low	38.05	42.09	41.38	30.50	24.44

Weighted-Average Common Shares Outstanding
Basic	45,318,740	48,962,382	52,192,539	50,455,006	49,537,945
Diluted	48,327,784	52,280,341	56,213,049	56,452,629	56,725,667

Financial Position
Total assets	$3,017,680	$2,301,889	$2,459,618	$2,477,524	$2,757,987
Long-term debt and guarantees	955,722	557,723	581,469	601,344	554,981

Other Data at Year-End
Number of shareholders	7,410	7,041	7,204	7,435	8,006
Approximate number of regular full-time employees	27,100	21,800	21,700	20,600	19,900

[a]	Effective August 23, 2007, Con-way acquired Contract Freighters, Inc. and affiliated companies (collectively, “CFI”). Under purchase-method accounting, CFI’s operating results are included only for periods subsequent to the acquisition.

[b]	The comparability of Con-way’s consolidated operating income was affected by the following:

Accounting events:

•	Effective January 1, 2006, Con-way adopted SFAS 123R under the modified-prospective method. Prior-period financial statements have not been adjusted.

Unusual income or expense:

•	Restructuring charges of $13.2 million in 2007, related to a reorganization initiative at Con-way Freight.

•	Gain of $6.2 million in 2006 from the sale of assets related to Con-way Expedite.

•	Gain of $41.0 million in 2006 from the sale of Con-way’s membership interest in Vector.

[c]	The comparability of Con-way’s tax provision and net income was affected by the following:

•	Tax benefits of $12.1 million in 2006 related to the settlement with the IRS of previous tax filings.

•

Tax benefits of $17.7 million in 2006 from the utilization of capital-loss carryforwards that offset tax of $2.9 million on the sale of Con-way Expedite and $14.8 million on the sale of Con-way’s membership interest in Vector.

•	Tax benefits of $7.8 million in 2005 related to the settlement with the IRS of previous tax filings.

[d]	Results in 2004 include a $276.3 million loss from discontinued operations related to the sale of MWF.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations (referred to as “Management’s Discussion and Analysis”) is intended to assist in a historical and prospective understanding of Con-way’s financial condition, results of operations, and cash flows, including a discussion and analysis of the following:

•	Overview of Business

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	Forward-Looking Statements

Overview of Business

Con-way provides transportation, logistics and supply-chain management services for a wide range of manufacturing, industrial and retail customers. Con-way’s principal business units operate in regional and transcontinental less-than-truckload and full-truckload freight transportation, contract logistics and supply-chain management, truckload brokerage, and trailer manufacturing. For financial reporting purposes, Con-way is divided into five reporting segments: Freight, Logistics, Truckload, Vector and Other.

Con-way’s primary business-unit results generally depend on the number, weight and distance of shipments transported, the prices received on those shipments or services, and the mix of services provided to customers, as well as the fixed and variable costs incurred by Con-way in providing the services and the ability to manage those costs under changing circumstances.

Con-way Freight transports shipments utilizing a network of freight service centers combined with a fleet of company-operated line-haul and pickup-and-delivery tractors and trailers. CFI and Con-way Truckload transport shipments using a fleet of long-haul tractors and trailers. Menlo Logistics manages the logistics functions of its customers and primarily utilizes third-party transportation providers for the movement of customer shipments.

Results of Operations

The overview below provides a high-level summary of Con-way’s results from continuing operations for the periods presented and is intended to provide context for the remainder of the discussion on reporting segments. Refer to “Reporting Segment Review” below for more complete and detailed discussion and analysis.

Continuing Operations

	2007	2006	2005
	(Dollars in thousands except per share amounts)
Revenues	$4,387,363	$4,221,478	$4,115,575

Operating income	$264,453	$401,828	$370,946
Other expense	21,807	9,519	18,590

Income from continuing operations before income tax provision	242,646	392,309	352,356
Income tax provision	88,871	119,978	121,981

Income from continuing operations	153,775	272,331	230,375
Preferred stock dividends	6,960	7,154	7,728

Net income from continuing operations available to common shareholders	$146,815	$265,177	$222,647

Diluted earnings per share	$3.06	$5.09	$3.98
Operating margin	6.0%	9.5%	9.0%
Effective tax rate	36.6%	30.6%	34.6%

Overview—2007 Compared to 2006

Con-way’s consolidated revenue of $4.4 billion in 2007 increased 3.9% from $4.2 billion in 2006 due primarily to the acquisition of CFI on August 23, 2007 and to a 1.8% increase at Freight, partially offset by a 4.3% decline at Logistics. Excluding the acquisition of CFI, Con-way’s 2007 revenues were essentially flat compared to 2006. Revenues at the Freight segment in 2007 reflect increases at Con-way Freight that more than offset declines due to the sale of the expedited-shipping portion of its former Con-way Expedite and Brokerage business in July 2006 and to the transfer of the remaining truckload-brokerage operations out of Con-way Freight and into Menlo Logistics in January 2007. Lower revenues at Logistics reflect a decline in revenue from carrier-management services partially offset by an increase in revenue from warehouse-management services.

In 2007, Con-way’s consolidated operating income decreased 34.2% due largely to lower operating income from the Freight reporting segment and from Vector. Operating income at Freight decreased 26.8% due primarily to a higher-volume, lower-yield mix of revenue and to higher employee costs. Lower operating income from Vector reflects its sale, which was recognized in December 2006, as more fully discussed in Note 5, “Sale of Unconsolidated Joint Venture,” of Item 8, “Financial Statements and Supplementary Data.” In 2007, operating income included a $2.7 million loss for the write-off of a receivable related to the Vector sale, while 2006 operating income from Vector was $52.6 million, including a $41.0 million gain from the sale of Con-way’s membership interest in Vector.

In connection with the re-branding initiative, Con-way in 2007 recognized expense of $14.3 million compared to $1.7 million in 2006. Under Con-way’s re-branding initiative announced in April 2006, Con-way has recognized expense of $16.0 million and estimates that it will recognize additional re-branding expenses of $10 million in 2008 and $2 million in 2009. Total estimated expenses of $28 million for the re-branding initiative consist primarily of the costs to convert Con-way Freight’s tractors and trailers to the new Con-way graphic identity. Estimated re-branding expenses in 2008 and 2009 include $4 million for the conversion of CFI trailers to the Con-way Truckload brand.

As more fully discussed in Note 3, “Restructuring Activities,” of Item 8, “Financial Statements and Supplementary Data,” in 2007, Con-way incurred $14.7 million in expenses related to its reorganization initiative at Con-way Freight and to the closure of the Con-way Truckload general office following the acquisition of CFI.

Non-operating expense increased $12.3 million in 2007 due primarily to an $8.6 million increase in interest expense and a $5.8 million decline in investment income, partially offset by a $1.7 million increase in foreign exchange gains. Variations in interest expense and interest income were due in part to the acquisition of CFI on August 23, 2007, which was financed with existing cash resources and proceeds from new debt financing.

Con-way’s effective tax rate in 2007 was 36.6% compared to 30.6% in 2006. The tax provision in 2006 benefited from the utilization of capital-loss carryforwards, which offset tax of $2.9 million on the sale of Con-way Expedite and $14.8 million on the sale of Con-way’s membership interest in Vector. In addition, Con-way’s effective tax rate in 2006 reflects the effect of $12.1 million in net tax credits that were primarily related to the settlement with the IRS of previous tax filings.

Con-way’s net income from continuing operations available to common shareholders in 2007 decreased 44.6%, reflecting lower operating income, higher non-operating expense, and an increase in the effective tax rate. In the same period, Con-way’s diluted earnings per share from continuing operations decreased 39.9%, as lower net income was partially offset by the accretive effect of Con-way’s share repurchase program, which concluded on June 29, 2007. Primarily as the result of share repurchases, Con-way's average diluted shares outstanding declined to 48.3 million shares in 2007 from 52.3 million shares in 2006.

Overview—2006 Compared to 2005

In 2006, Con-way’s revenue increased 2.6% to $4.2 billion due primarily to higher revenue from Freight and Logistics. Revenue at Freight increased 3.3% and reflects Con-way Freight’s pricing initiatives that emphasized higher yields, which grew 4.4%. The focus on yield adversely affected tonnage in a market of slowing demand for freight transportation, resulting in a weight-per-day decline of 0.5%. Revenue from Logistics increased 1.2% due primarily to growth in warehouse-management services.

Consolidated operating income in 2006 increased 8.3% from 2005 due to gains of $47.3 million related to the sale of Con-way’s membership interest in Vector and to the sale of Con-way Expedite. Excluding the gains, consolidated operating income declined 4.4% due largely to lower operating income from Freight and Vector, and to a lesser extent, Truckload and Logistics. Consolidated operating income in 2006 was adversely affected by a decline in costs reimbursed by UPS under a transition-services agreement. Following the sale of MWF to UPS, a portion of Con-way’s corporate administrative costs in 2005 were charged to UPS under a transition-services agreement. In 2005, Con-way was reimbursed by UPS for $11.3 million of costs, while no costs were reimbursed by UPS in 2006. Also, in 2006, Con-way began recognizing expense related to employee stock-option awards. In 2006, Con-way recognized additional share-based compensation expense of $5.8 million in connection with the adoption of SFAS 123R effective January 1, 2006.

Non-operating expense in 2006 decreased $9.1 million due primarily to a reduction in interest expense, an increase in investment income, and foreign exchange gains. Interest expense decreased $3.3 million in 2006 due largely to the $100.0 million repayment in June 2005 of the 7.35% Notes. Investment income increased $2.1 million on higher interest rates earned on cash-equivalent investments and marketable securities, partially offset by lower average balances of interest-earning financial instruments. In 2006, non-operating expense reflects positive variations in foreign exchange transactions, which improved comparative operating results by $3.3 million.

Con-way’s effective tax rate of 30.6% in 2006 declined from 34.6% in 2005 as the tax provision in 2006 benefited from the utilization of capital-loss carryforwards and the effect of net tax credits, as discussed above. Con-way’s effective tax rate in 2005 reflects the effect of $7.8 million in net tax credits that were primarily related to the settlement with the IRS of previous tax filings.

In 2006, Con-way’s net income from continuing operations available to common shareholders increased 19.1%, reflecting increased operating income, lower non-operating expense, and a decrease in the effective tax rate. In the same period, Con-way’s diluted earnings per share from continuing operations increased 27.9% due to higher net income and the accretive effect of Con-way’s share repurchase program. Primarily as the result of share repurchases, Con-way's average diluted shares outstanding declined to 52.3 million shares in 2006 from 56.2 million shares in 2005.

Reporting Segment Review

Freight

The table below compares operating results, operating margins, and the percentage change in selected operating statistics of the Freight reporting segment for the years ended December 31:

	2007	2006	2005
	(Dollars in thousands)
Summary of Operating Results
Revenues	$2,904,543	$2,852,909	$2,762,020
Operating Income	235,060	321,204	327,834
Operating Margin	8.1%	11.3%	11.9%

	2007 vs. 2006	2006 vs. 2005
Selected Con-way Freight Operating Statistics
Revenue per day	+2.8%	+3.9%
Weight per day	+3.3	–0.5
Revenue per hundredweight (“yield”)	–0.5	+4.4
Shipments per day (“volume”)	+4.5	–1.2
Weight per shipment	–1.2	+0.7

2007 Compared to 2006

In 2007, Freight’s revenue increased 1.8%, reflecting increases at Con-way Freight that more than offset declines due to the sale of the expedited-shipping portion of its former Con-way Expedite and Brokerage business in July 2006 and to the transfer of the remaining truckload-brokerage operations out of Con-way Freight and into Menlo Logistics in January 2007. Revenue per day for Con-way Freight increased 2.8% on a 3.3% increase in weight per day, partially offset by a 0.5% decline in yield. The 3.3% increase in weight per day was achieved through a 4.5% increase in shipments per day, partially offset by a 1.2% decline in weight per shipment. The increase in weight per day and volume of freight transported was achieved despite an increasingly price-sensitive and competitive freight market, due in part to targeted sales initiatives. These initiatives contributed to improvement in growth trends for weight transported as weight per day increased 5.1% and 6.1% in the third and fourth quarter of 2007, respectively, when compared to the same prior-year periods. For the same comparative periods, yields declined 2.8% in the third quarter and increased 3.4% in the fourth quarter.

Yields declined in 2007 due primarily to lower pricing associated with new business generated under Con-way’s sales initiatives and to an increasingly price-sensitive and competitive freight market that required defensive pricing for certain customer relationships, partially offset by the effect of higher fuel-surcharge revenue. Excluding fuel surcharges, yields in 2007 decreased 1.2%. In 2007, Con-way’s recent sales initiatives contributed to increased business levels from large customers who typically command lower rates on a higher quantity of freight. Like other LTL carriers, Con-way Freight assesses many of its customers with a fuel surcharge. The fuel surcharge is intended to compensate Con-way Freight for the adverse effects of higher fuel costs and fuel-related increases in purchased transportation. Fuel surcharges are only one part of Con-way Freight’s overall rate structure, and the total price that Con-way Freight receives from customers for its services is governed by market forces, as more fully discussed under Item 1A, “Risk Factors.” In 2007, Con-way Freight’s fuel-surcharge revenue increased to 13.5% of LTL revenue from 12.9% in 2006.

Freight’s operating income in 2007 decreased 26.8% due primarily to a higher-volume, lower-yield mix of revenue that required increased freight handling. Due largely to the change in the mix of revenue, employee costs in 2007 increased 6.7% from the same period in 2006. Base compensation rose 7.1%, reflecting additional freight-handling requirements, wage and salary rate increases, and an increase in driver count during the period in response to increases in actual and anticipated freight volumes. Higher base compensation also includes employee-separation costs incurred in connection with Con-way Freight’s operational restructuring, as more fully discussed below. Employee benefits expense increased 5.1% in 2007 due primarily to increased costs for compensated absences, which were due in part to a conversion from a sick-pay benefit to a paid-time-off benefit, which included $10.4 million of non-recurring expense in the first year of the plan. Incentive compensation increased $10.0 million or 31.4% based on variations in revenue, operating income, and cargo loss and damage claims relative to incentive-plan targets.

In 2007, expenses for fuel, oil and fuel taxes increased 10.2% from 2006 due to higher average diesel fuel prices and to increases in driver miles. During the same comparative periods, purchased transportation expense decreased 5.8% due to lower transportation requirements following the sale of the expedited-shipping portion of the former Con-way Expedite and Brokerage business and to the transfer of the remaining truckload-brokerage operations into Menlo Logistics that more than offset increases at Con-way Freight.

Operating income was also negatively affected by increases in vehicular self-insurance expense and costs incurred under Con-way’s re-branding initiative and its operational restructuring, which combined three regional operating companies into one centralized operation. Vehicular self-insurance expense increased 24.2% in 2007, due primarily to an $8.0 million loss related to a significant claim in the second quarter of 2007. Under Con-way’s re-branding initiative announced in April 2006, Con-way Freight incurred $14.3 million of costs in 2007 compared to $0.5 million in 2006. The re-branding costs in 2007 were for expenses related primarily to the conversion of tractors and trailers to the new Con-way graphic identity and to new uniforms. As more fully discussed in Note 3, “Restructuring Activities,” of Item 8, “Financial Statements and Supplementary Data,” Con-way Freight incurred $13.2 million in expense related to its operational restructuring announced in August 2007.

Comparative operating results for the Freight segment reflect the sale of the expedited-shipping portion of its former Con-way Expedite and Brokerage business in July 2006. In connection with the sale, Con-way recognized a $6.2 million gain in 2006.

2006 Compared to 2005

In 2006, Freight’s revenue rose 3.3% due to revenue increases from Con-way Freight that were partially offset by declines due to the sale in July 2006 of the expedited-shipping portion of its former Con-way Expedite and Brokerage business. Revenue per day from Con-way Freight grew 3.9% on a 4.4% increase in yield and a 0.5% decrease in weight per day. Both yield and weight per day were affected by Con-way Freight’s pricing initiatives that emphasized higher yields. The yield focus adversely affected tonnage in a market of slowing demand for freight transportation, particularly in the third and fourth quarter of 2006. Excluding fuel surcharges, yields in 2006 increased 2.0%. In 2006, Con-way Freight’s fuel-surcharge revenue increased to 12.9% of LTL revenue from 10.8% in 2005.

Operating income for the Freight reporting segment in 2006 decreased 2.0% from 2005. Excluding the $6.2 million gain recognized in connection with the sale of Con-way Expedite, operating income from the Freight reporting segment declined 3.9% when compared to the prior-year period. Operating income in 2006 was adversely affected by higher depreciation, maintenance and self-insurance costs. Depreciation expense increased 10.4% in 2006 due to planned investments in service centers and tractor and trailer acquisitions. Maintenance costs increased 6.8% due to technology requirements relating to the repair and maintenance of newer equipment and to costs related to maintaining trailers over a longer estimated useful life. Other operating costs, which include costs for cargo claims and vehicular insurance, increased 8.0% in 2006. A $3.7 million increase in advertising expense reflects customer-focused advertising and employee-focused events, a portion of which support Con-way’s re-branding initiative. Expenses for fuel, oil and fuel taxes increased 11.6% in 2006 and were adversely affected by an increase in average diesel fuel prices. Employee costs increased 1.4% but declined as a percentage of revenue as increased costs for health-care and pension benefits were partially offset by lower incentive compensation, which declined by $19.6 million based on variations in operating income and other performance measures relative to incentive plan targets.

Logistics

The table below compares operating results and operating margins of the Logistics reporting segment. The table summarizes Menlo Logistics’ revenues as well as net revenues (revenues less purchased transportation expenses). Carrier-management revenue is attributable to contracts for which Menlo Logistics manages the transportation of freight but subcontracts the actual transportation and delivery of products to third parties, which Menlo Logistics refers to as purchased transportation. Menlo Logistics’ management places emphasis on net revenues as a meaningful measure of the relative importance of its principal services since revenues earned on most carrier-management services include the third-party carriers’ charges to Menlo Logistics for transporting the shipments.

	2007	2006	2005
	(Dollars in thousands)
Summary of Operating Results
Revenues	$1,297,056	$1,355,301	$1,339,674
Purchased Transportation	(851,366)	(963,044)	(972,266)

Net Revenues	445,690	392,257	367,408

Operating Income	$25,599	$25,649	$26,672
Operating Margin on Revenues	2.0%	1.9%	2.0%
Operating Margin on Net Revenues	5.7%	6.5%	7.3%

2007 Compared to 2006

Logistics’ revenue in 2007 decreased 4.3% due to a 9.8% decrease in carrier-management services partially offset by an 11.8% increase in warehouse-management services. Logistics’ net revenue in 2007 increased 13.6% and reflects increases in net revenue from both warehouse-management and carrier-management services. In 2007, purchased transportation costs decreased 11.6%, due primarily to decreases in carrier-management volumes and lower carrier rates.

Logistics’ operating income in 2007 was essentially flat as higher net revenue from carrier-management and warehouse-management services was almost equally offset by increases in employee costs, allocated corporate costs, and from higher expenses for rent and self-insurance. Employee costs increased 16.5% in 2007 reflecting increases in base compensation and employee benefits. Base compensation rose 14.2% due primarily to growth in headcount and, to a lesser extent, wage and salary rate increases. Employee benefits expense increased 25.4% due principally from higher health-care benefits, which were affected by a large first-quarter claim. Increased employee benefits expenses also reflect higher costs for retirement benefits.

Corporate administrative costs allocated to the Logistics segment in 2007 increased by $11.5 million due primarily to the allocation of costs associated with corporate information-technology personnel who were retained by Con-way following the sale of Vector to GM in December 2006. The associated costs of these employees were allocated to Vector prior to its sale, but were allocated to Logistics subsequent to the sale. The retained employees are utilized in providing information-technology services to GM for which Logistics was compensated, as more fully discussed in Note 5, “Sale of Unconsolidated Joint Venture,” of Item 8, “Financial Statements and Supplementary Data.” The retained employees are also utilized to provide services on other Menlo Logistics’ information-technology initiatives.

Rent expense increased 18.0% in 2007 as a result of warehouse customer space requirements and facilities expansion with existing customers as well as rent expense related to acquisitions. Other operating costs, including costs for cargo claims and vehicular insurance, increased 15.5%, due primarily to claims incurred in the fourth quarter of 2007.

In addition, 2007 operating income reflects a decline in costs incurred during a Department of Defense contract-bid process, as more fully discussed below. Costs incurred in connection with the contract decreased to $0.2 million in 2007 from $1.3 million in 2006.

In August 2007, at the conclusion of a lengthy preparation and selection process, the Department of Defense (“DOD”) selected MWLGS as the primary contractor for the Defense Transportation Coordination Initiative (“DTCI”), a logistics program directed by the DOD to streamline and improve domestic transportation and distribution operations. Under the contract, Menlo Logistics will be responsible for deploying and operating an integrated logistics solution for shipment planning, shipment execution and overall transportation management for DOD shipments moving into and among DOD facilities in the contiguous United States. The contract, which has a potential seven-year life, has a three-year base period with an estimated $525 million in transportation expenditures. Implementation of the initiative, which is expected to be rolled out in three phases over a 25-month period, was delayed briefly by a protest filed by a competitor; however, the protest was subsequently withdrawn in October 2007. Con-way has determined that revenue from this contract will be reported on a net basis, after deducting purchased transportation costs. The contract did not have a material effect on Logistics’ revenue or operating income in 2007.

As more fully discussed in Note 2, “Acquisitions,” of Item 8, “Financial Statements and Supplementary Data,” MW acquired Cougar Logistics on September 5, 2007, and on October 18, 2007, acquired Chic Logistics. The acquisitions did not have a material effect on Logistics’ revenues or operating income in the periods presented.

2006 Compared to 2005

Logistics’ revenue in 2006 increased 1.2% due to a 4.5% increase in warehouse-management services, and a 0.3% increase in carrier-management services. Growth in carrier-management revenue was slowed by management’s decision to terminate in May 2006 a low-margin carrier-management contract that accounted for 2.9% of Logistics’ annual segment revenues in 2005. Net revenue in 2006 increased 6.8% due to the 1.2% increase in revenue and a 0.9% reduction in purchased transportation expense.

Logistics’ operating income in 2006 decreased 3.8% from the same period of last year, due primarily to higher employee costs and purchased labor, which collectively increased 12.0% in 2006. Employee costs increased 9.2% and reflect increases in base compensation, employee benefits and incentive compensation. Base compensation in 2006 increased 5.8% due primarily to growth in headcount and wage and salary rate increases. Employee benefits expense increased 16.2% primarily from an increase in the cost of health-care benefits and other employee benefit costs. Incentive compensation in 2006 increased by $2.6 million or 40.0% based on variations in operating income, working capital and other performance measures relative to incentive plan targets. Purchased labor costs increased 20.0% due to new warehouse-management projects. Expenses for supplies increased 39.8%, reflecting volume increases related to certain warehouse-management customers. Expenses for outside services increased 14.1% due primarily to $1.3 million of costs related to a bid for the DTCI contract, as described above.

Truckload

Following the acquisition of CFI, the operating results of CFI are reported with the operating results of the Con-way Truckload business unit in the Truckload reporting segment. Accordingly, the Truckload reporting segment includes the results of the Con-way Truckload business unit for all periods presented, but only includes the operating results of CFI from August 23, 2007 through December 31, 2007.

	2007	2006	2005
	(Dollars in thousands)
Summary of Truckload Segment Operating Results
Revenues
CFI	$169,760	$—	$—
Con-way Truckload	2,914	7,145	612

Total	$172,674	$7,145	$612

Operating Income (Loss)
CFI	$18,770	$—	$—
Con-way Truckload	(9,967)	2,267	3,474

Total	$8,803	$2,267	$3,474

Increased revenue at the Truckload reporting segment was substantially due to the acquisition of CFI. In all periods presented, segment revenue is reported after the elimination of revenue recognized for truckload services provided by CFI and Con-way Truckload to Con-way Freight and Menlo Logistics. Accordingly, CFI revenue in 2007 is reported net of $40.3 million of inter-segment revenue. Con-way Truckload revenue is reported net of inter-segment revenue of $46.7 million in 2007, $71.1 million in 2006, and $31.8 million in 2005.

Operating results for the Truckload segment also reflect the acquisition of CFI. Subsequent to its acquisition on August 23, 2007, CFI reported operating income of $18.8 million. In 2007, operating income from CFI was partially offset by losses reported by Con-way Truckload, which were due in part to lower operating results following Con-way’s announcement of the CFI acquisition on July 13, 2007 and to $1.5 million of third-quarter costs incurred in the integration of the Con-way Truckload business unit with the CFI business unit, as more fully discussed in Note 3, “Restructuring Activities,” of Item 8, “Financial Statements and Supplementary Data.”

The acquisition of CFI is more fully discussed in Note 2, “Acquisitions,” of Item 8, “Financial Statements and Supplementary Data.”

Vector

In December 2006, Con-way recognized the sale to GM of Con-way’s membership interest in Vector. The sale of Vector did not qualify as a discontinued operation due to its classification as an equity-method investment, and accordingly, Vector’s income or losses are reported in net income from continuing operations. In 2007, segment results reported from Con-way’s equity investment in Vector included a $2.7 million loss compared to income of $52.6 million in 2006 and $16.1 million in 2005. In 2007, the loss was due to the write-off of a receivable related to the Vector sale, while 2006 operating income from Vector included a $41.0 million gain from the sale of Con-way’s membership interest in Vector.

Vector’s operating results and Con-way’s sale of its membership interest in Vector is more fully discussed in Note 5, “Sale of Unconsolidated Joint Venture,” of Item 8, “Financial Statements and Supplementary Data.”

Other

The Other reporting segment consists of the operating results of Road Systems, a trailer manufacturer, and certain corporate activities for which the related income or expense has not been allocated to other reporting segments. Operating losses related to corporate properties in 2007 reflect increased expenses for environmental remediation at unused corporate properties. The table below summarizes the operating results for the Other reporting segment for the years ended December 31:

	2007	2006	2005
	(Dollars in thousands)
Revenues
Road Systems	$13,090	$6,123	$13,269

Operating Income (Loss)
Road Systems	$667	$1,215	$664
Unallocated corporate operating income (loss)
Re-insurance activities	(480)	(705)	1,203
Corporate properties	(2,538)	(1,382)	(1,695)
Insurance settlement	—	—	(2,200)
Sales of non-operating assets	—	1,260	—
Other	41	(279)	(1,067)

	$(2,310)	$109	$(3,095)

Discontinued Operations

Net income available to common shareholders in the periods presented includes the results of discontinued operations, which related to the closure of Con-way Forwarding, the sale of MWF, the shut-down of EWA and its terminated Priority Mail contract with the USPS, and to the spin-off of CFC, as more fully discussed in Note 4, “Discontinued Operations,” of Item 8, “Financial Statements and Supplementary Data.” The table below summarizes results of discontinued operations for the years ended December 31:

	2007	2006	2005
	(Dollars in thousands except per share amounts)
Discontinued Operations, net of tax
Loss from Discontinued Operations	$—	$(1,929)	$(2,394)
Loss from Disposal	(863)	(4,270)	(6,219)

	$(863)	$(6,199)	$(8,613)

Loss per share—Diluted
Loss from Discontinued Operations	$—	$(0.03)	$(0.04)
Loss from Disposal	(0.02)	(0.08)	(0.11)

	$(0.02)	$(0.11)	$(0.15)

Liquidity and Capital Resources

Cash and cash equivalents declined to $176.3 million at December 31, 2007 from $260.0 million at December 31, 2006, as $757.2 million used in investing activities exceeded $373.9 million provided by operating activities and $295.2 million provided by financing activities. Cash used in investing activities primarily reflects $839.8 million used in the acquisitions of CFI, Cougar Logistics and Chic Logistics, while cash provided by financing activities primarily reflects the proceeds received from the issuance of 7.25% Senior Notes. Con-way’s cash flows are summarized in the table below.

	2007	2006	2005
	(Dollars in thousands)
Operating Activities
Net income	$152,912	$266,132	$221,762
Discontinued operations	863	6,199	8,613
Non-cash adjustments (1)	222,928	109,693	138,211

Net income before non-cash items	376,703	382,024	368,586
Changes in assets and liabilities	(2,830)	51,676	(147,248)
Net Cash Provided by Operating Activities	373,873	433,700	221,338

Net Cash Provided by (Used in) Investing Activities	(757,166)	(274,160)	177,980

Net Cash Provided by (Used in) Financing Activities	295,239	(378,489)	(216,429)

Net Cash Provided by (Used in) Continuing Operations	(88,054)	(218,949)	182,889
Net Cash Provided by (Used in) Discontinued Operations	4,313	(35,287)	(15,195)

Increase (Decrease) in Cash and Cash Equivalents	$(83,741)	$(254,236)	$167,694

(1)	“Non-cash adjustments” refer to depreciation, amortization, deferred income taxes, provision for uncollectible accounts, loss or income from equity-method investment, and other non-cash income and expenses.

Continuing Operations

Operating Activities

Cash flow from operating activities in 2007 was $373.9 million, a $59.8 million decrease from 2006, due to a decrease in net income before non-cash items and a net use of cash due to changes in assets and liabilities, primarily receivables. In 2007, receivables used $5.8 million, compared to $86.4 million provided in 2006. The significant cash provided by receivables in 2006 was primarily related to Logistics’ receivables, which declined from the preceding year due to a decrease in the average collection period. Cash provided by income taxes increased to $23.4 million in 2007 from $14.8 million in the same prior-year period, due primarily to tax refunds received in March 2007. The use of cash from the decline in employee benefit liabilities for the years presented reflects the net effect of defined benefit pension plan funding contributions of $12.7 million in 2007, $75.0 million in 2006, and $126.5 million in 2005, partially offset by expense accruals related to Con-way’s benefit plans. Under benefit plan amendments that were effective on January 1, 2007, an increase in the obligation for Con-way’s defined contribution retirement plan was largely offset by a decline in the obligation related to Con-way’s defined benefit pension plans, as more fully discussed in Note 11, “Employee Benefit Plans,” of Item 8, “Financial Statements and Supplementary Data.” In 2007, deferred charges and credits used cash of $2.4 million compared to $12.2 million provided in 2006, primarily due to the sale of Con-way’s membership interest in Vector. In 2006, cash provided by deferred charges and credits reflects variations in Con-way’s affiliate payable to Vector.

Cash flow from operating activities in 2006 was $433.7 million, a $212.4 million increase from 2005, due to an increase in net income before non-cash items and cash provided by changes in assets and liabilities, primarily receivables. In 2006, receivables provided $86.4 million, primarily due to improvement in the average collection period for Logistics’ receivables. In 2005, receivables used $124.2 million on higher revenue and an increase in the average collection period for Logistics’ receivables, which was due in part to longer customer-negotiated payment terms and to processing delays. The decline in accrued incentive compensation used $4.4 million in 2006, while 2005 used $20.0 million. In 2006 and 2005, expense accruals for incentive compensation were $50.0 million and $68.3 million, respectively, while incentive compensation payments in those periods were $54.4 million and $88.3 million, respectively. In 2006 and 2005, cash provided by deferred charges and credits reflects fluctuations in Con-way’s affiliate payable to Vector.

Investing Activities

Investing activities used cash of $757.2 million in 2007 compared to $274.2 million used in 2006 due primarily to $752.3 million used to purchase CFI, $28.6 million used to purchase Cougar Logistics and $59.0 million used to purchase Chic Logistics, as more fully discussed in Note 2, “Acquisitions,” of Item 8, “Financial Statements and Supplementary Data.” The acquisition-related investing activities in 2007 were partially offset by a decline in capital expenditures, proceeds received in 2007 from the sale of Con-way’s membership interest in Vector, an increase in the cash provided from the conversion of marketable securities, and an increase in proceeds from the sale of properties and equipment.

Capital expenditures in 2007 decreased $159.8 million from 2006 due primarily to fewer tractor and trailer expenditures at the Freight and Truckload segments. Capital expenditures in 2006 increased $87.7 million from 2005, due primarily to an above-average number of tractors acquired in advance of new governmental emission standards.

Proceeds from the sale of businesses were $51.9 million in 2007 compared to $8.0 million in 2006. In 2007, Con-way received $51.9 million in proceeds from the sale of Con-way’s membership interest in Vector, while the same period of 2006 includes $8.0 million in proceeds received from the sale of the expedited-shipping portion of the former Con-way Expedite and Brokerage business. In 2005, Con-way received payments of $108.4 million in connection with the sale of MWF to UPS.

In all periods presented, investing activities reflect fluctuations in short-term marketable securities. Cash provided by changes in marketable securities increased $136.7 million in 2007, primarily due to the conversion in August 2007 of marketable securities to partially fund the acquisition of CFI. Investments in marketable securities in 2005 provided $284.0 million, primarily due to the conversion of auction-rate securities into cash and cash equivalents. At December 31, 2007, marketable securities included $20.0 million of auction-rate securities that were subsequently sold in January 2008, as more fully discussed in Note 1, “Principal Accounting Policies” of Item 8, “Financial Statements and Supplementary Data.”

Proceeds from the sale of properties and equipment were $27.8 million in 2007, $8.1 million in 2006 and $5.5 million in 2005. The increase in 2007 was due primarily from the sale of tractors and trailers at the Truckload segment and reflects the shorter service life of equipment utilized by CFI.

Financing Activities

Financing activities provided cash of $295.2 million in 2007 and used $378.5 million in 2006. In August 2007, Con-way entered into a bridge-loan facility and borrowed $425 million to partially fund the acquisition of CFI. In December 2007, Con-way issued $425 million of 7.25% Senior Notes due 2018 and used the net proceeds and cash on hand to repay the amounts outstanding under the bridge-loan facility. Common stock repurchases of $89.9 million in 2007, $350.2 million in 2006 and $149.1 million in 2005 were made under repurchase programs authorized by Con-way’s Board of Directors and no additional repurchases will be made under the programs. The significant increase in stock repurchases in 2006 was attributable to the repurchase in May 2006 of 3.75 million shares in two significant privately negotiated transactions. Financing activities in 2005 reflect the repayment at maturity on June 1 of the $100 million 7.35% Notes. Financing activities in all periods presented also reflect proceeds from the exercise of stock options, dividend payments and scheduled principal payments for notes related to Con-way’s defined contribution retirement plan.

Con-way has a $400 million revolving credit facility that matures on September 30, 2011. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to $400 million. At December 31, 2007, no borrowings were outstanding under Con-way’s revolving credit facility; however, $213.3 million of letters of credit were outstanding, with $186.7 million of available capacity for additional letters of credit or cash borrowings. Con-way had other uncommitted unsecured credit facilities totaling $48.0 million at December 31, 2007, which are available to support letters of credit, bank guarantees, and overdraft facilities; at that date, a total of $16.6 million was outstanding under these facilities.

In connection with MW’s acquisition of Cougar Logistics, MW assumed short-term borrowings, which were outstanding under unsecured credit facilities. On December 31, 2007, $4.8 million of short-term borrowings and $7.7 million of bank guarantees, letters of credit and overdraft facilities were outstanding, leaving $12.2 million of available capacity.

See Note 7, “Debt and Other Financing Arrangements,” of Item 8, “Financial Statements and Supplementary Data,” for additional information concerning Con-way’s $400 million credit facility and its other debt instruments.

Contractual Cash Obligations

The table below summarizes contractual cash obligations for Con-way as of December 31, 2007. Some of the amounts in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, and other factors. Because of these estimates and assumptions, the actual future payments may vary from those reflected in the table. Certain liabilities, including those related to self-insurance accruals, are reported in Con-way’s consolidated balance sheets but not reflected in the table below due to the absence of stated due dates.

		Payments Due by Period
	Total	2008	2009-2010	2011-2012	2013 & Thereafter
	(Dollars in thousands)
Long-term debt and guarantees	$1,862,233	$80,502	$353,286	$101,826	$1,326,619
Operating leases	201,212	62,673	83,947	36,029	18,563
Purchase obligations	145,608	145,608	—	—	—
Employee benefit plan payments	143,807	12,419	26,040	28,093	77,255

Total	$2,352,860	$301,202	$463,273	$165,948	$1,422,437

As presented above, contractual obligations on long-term debt and guarantees represent principal and interest payments. The amounts representing principal and a portion of interest payable in 2008 are reported in the consolidated balance sheets.

Contractual obligations for operating leases represent the payments under the lease arrangements. In accordance with accounting principles generally accepted in the U.S. (“GAAP”), future operating lease payments are not included in Con-way’s consolidated balance sheets.

At December 31, 2007, Con-way had entered into purchase commitments to acquire $75.4 million of revenue equipment for delivery in 2008. In addition, Con-way entered into fuel purchase commitments with certain diesel fuel vendors. Under these commitments, Con-way has agreed to purchase, at market prices, a specified volume of fuel to be delivered ratably over the contract period, which expires in July 2008. Con-way estimates that it will purchase approximately $70.2 million of diesel fuel under these commitments, which represent only a portion of Con-way’s fuel needs during the contract period.

The employee benefit plan payments in the table represent estimated payments under Con-way’s non-qualified defined benefit pension plans and postretirement medical plan through December 31, 2017. Expected benefit payments for Con-way’s qualified defined benefit pension plans are not included in the table, as these plans are funded. Currently, Con-way does not expect to contribute to its qualified defined benefit pension plans in 2008; however, this could change based on changes in interest rates and asset returns.

In 2008, Con-way anticipates capital and software expenditures of approximately $300 million, primarily for the acquisition of additional tractor and trailer equipment, land, and development of new and existing facilities. Con-way’s actual 2008 capital expenditures may differ from the estimated amount, depending on factors such as availability and timing of delivery of equipment, the availability of land in desired locations for new facilities, and the timing of obtaining permits, environmental studies and other approvals necessary for the development of new and existing facilities. Except for the purchase commitments described above, the planned expenditures do not represent contractual obligations at December 31, 2007.

The contractual obligations reported above exclude Con-way’s liability of $15.2 million for unrecognized tax benefits. In the next 12 months, it is reasonably possible that the total of unrecognized tax benefits will decrease in the range of $1.0 to $1.3 million due to settlement agreements Con-way expects to reach with various states.

As described above under “Financing Activities,” letters of credit of $213.3 million were outstanding at December 31, 2007. These letters of credit are generally required under self-insurance programs and do not represent additional liabilities as the underlying self-insurance accruals are already included in Con-way’s consolidated balance sheets.

For further discussion, see Note 7, “Debt and Other Financing Arrangements,” Note 8, “Leases,” and Note 9, “Income Taxes,” of Item 8, “Financial Statements and Supplementary Data.”

Other

At December 31, 2007, Con-way’s senior unsecured debt was rated as investment grade by Standard and Poor’s (BBB), Fitch Ratings (BBB), and Moody’s (Baa3).

Con-way believes that its working capital requirements and capital expenditure plans in 2008 will be adequately met with various sources of liquidity and capital, including Con-way’s cash and cash equivalents, marketable securities, cash flow from operations, credit facilities and access to capital markets.

Discontinued Operations

Discontinued operations in the periods presented relate to the closure of Con-way Forwarding, the sale of MWF, the shut-down of EWA and its terminated Priority Mail contract with the USPS, and to the spin off of CFC. Except as described below, the cash flows from discontinued operations have been segregated from continuing operations and reported separately as discontinued operations.

As more fully discussed above under “Continuing Operations – Investing Activities,” sales-related amounts received from UPS in 2005 are reported as proceeds in investing activities. See Note 4, “Discontinued Operations—MWF,” of Item 8, “Financial Statements and Supplementary Data,” for a description of the sale of MWF, including a discussion of cash payments received from UPS.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to adopt accounting policies and make significant judgments and estimates. In many cases, there are alternative policies or estimation techniques that could be used. Con-way maintains a process to evaluate the appropriateness of its accounting policies and estimation techniques, including discussion with and review by the Audit Committee of its Board of Directors and its independent auditors. Accounting policies and estimates may require adjustment based on changing facts and circumstances and actual results could differ from estimates. Con-way believes that the accounting policies that are most judgmental and material to the financial statements are those related to the following:

•	Defined Benefit Pension Plans

•	Self-Insurance Accruals

•	Income Taxes

•	Revenue Recognition

•	Property, Plant and Equipment and Other Long-Lived Assets

•	Acquisitions

•	Disposition and Restructuring Activities

Defined Benefit Pension Plans

In the periods presented, employees of Con-way and its subsidiaries in the U.S. were covered under several retirement benefit plans, including several qualified and non-qualified defined benefit pension plans and defined contribution retirement plans. In October 2006, Con-way’s Board of Directors approved changes to Con-way’s retirement benefits plans that are intended to preserve the retirement benefits earned by existing employees under Con-way’s primary qualified defined benefit pension plan (the “Primary DB Plan”) and its primary non-qualified supplemental defined benefit pension plan (the “Supplemental DB Plan”), while expanding benefits earned under its primary defined contribution plan (the “Primary DC Plan”) and a new supplemental defined contribution plan (the “Supplemental DC Plan”). The major provisions of the plan amendments were effective on January 1, 2007 and are more fully discussed in Note 11, “Employee Benefit Plans,” of Item 8, “Financial Statements and Supplementary Data.” Beginning in 2007, these provisions increase expense related to the Primary DC Plan and eliminate the future service cost associated with the Primary DB Plan and the Supplemental DB Plan.

Significant assumptions

The amount recognized as pension expense and the accrued pension liability for Con-way’s defined benefit pension plans depend upon a number of assumptions and factors, the most significant being the discount rate used to measure the present value of pension obligations and the expected rate of return on plan assets for the funded qualified plans. Con-way assesses its plan assumptions for the discount rate, expected rate of return on plan assets, and other significant assumptions on a periodic basis, but concludes on those assumptions at the actuarial plan measurement date. Con-way’s most significant assumptions used in determining pension expense for the periods presented and for 2008 are summarized below.

	2008	2007	2006	2005
Weighted-average assumptions:
Discount rate on plan obligations	6.60%	5.95%	6.00%	6.25%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%	8.50%

Discount Rate. In determining the appropriate discount rate, Con-way is assisted by actuaries who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better by Moody’s rating service)

with cash flows that match Con-way’s expected benefit payments in future years. Con-way’s discount rate is equal to the yield on the portfolio of bonds, which will typically exceed the Moody’s Aa corporate bond index due to the long duration of expected benefit payments from Con-way’s plans. If all other factors were held constant, a 0.25% decrease (increase) in the discount rate would result in an estimated $44 million increase (decrease) in the cumulative unrecognized actuarial loss at December 31, 2007, and the related loss or credit would be amortized to future-period earnings as described below.

Rate of Return on Plan Assets. For its qualified funded defined benefit pension plans, Con-way adjusts its expected rate of return on plan assets based on current market expectations and historical returns. The rate of return is based on an expected 20-year return on the current asset allocation and the effect of actively managing the plan, net of fees and expenses. Using year-end plan asset values, a 0.25% decrease (increase) in the expected rate of return on plan assets would result in an estimated $3 million decrease (increase) in 2008 annual pension income.

Actuarial gains and losses

Differences between the expected and actual rate of return on plan assets and/or changes in the discount rate may result in cumulative unrecognized actuarial gains or losses. For Con-way’s defined benefit pension plans, unrecognized actuarial losses at December 31, 2007 were $53.2 million compared to unrecognized actuarial losses at December 31, 2006 of $196.0 million. The decline in these amounts primarily reflects an increase in the discount rate at December 31, 2007. Any portion of the unrecognized actuarial gain (loss) outside of a corridor amount must be amortized and recognized as income over the average service period for employees.

Adoption of SFAS 158

Effective January 1, 2007, Con-way adopted the measurement-date provisions of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of SFAS 87, 88, 106, and 132R,” as more fully discussed in Note 11, “Employee Benefit Plans,” of Item 8, “Financial Statements and Supplementary Data.” The measurement-date provisions of SFAS 158 require employers to measure plan assets and obligations as of the end of the fiscal year. Accordingly, Con-way changed its measurement date to December 31 from November 30 for all of its defined benefit pension plans. Under the transition provisions of SFAS 158, Con-way recognized a $21.3 million decrease in plan-related liabilities, an $8.3 million decline in related deferred tax assets, and a $13.0 million increase in shareholders’ equity. The beginning-of-period increase to shareholders’ equity consisted of a $2.6 million decline in retained earnings to recognize service cost for December 2006 and a $15.6 million decline in accumulated other comprehensive loss to recognize the effect of an increase in the plan-related discount rate.

The effect of adoption of SFAS 158’s measurement-date provisions to Con-way’s financial statements for 2007 was primarily the result of an increase in the discount rate (used to measure plan-related obligations) to 5.95% at December 31, 2006 from 5.85% at November 30, 2006. This increase in the discount rate reduced Con-way’s estimated plan obligation, as described above, and also increased annual pension income in 2007 by $7.7 million.

Effect on operating results

Plan amendments effective January 1, 2007 resulted in the elimination of substantially all of the future service cost for the Primary DB Plan and the Supplemental DB Plan, and no material service cost is recognized under Con-way’s other defined benefit pension plans. Accordingly, the post-amendment effect of the defined benefit pension plans on Con-way’s operating results consist primarily of the net effect of the interest cost on plan obligations for the qualified and non-qualified defined benefit pension plans and the expected return on plan assets for the funded qualified defined benefit pension plans. In 2008, Con-way estimates that the defined benefit pension plans will result in annual income of $24.7 million based primarily on an expected return on plan assets that exceeds the interest cost on the plan obligations. Also, in 2008, Con-way estimates that the amendment-related elimination of service cost on the Primary DB Plan and the Supplemental DB Plan will be offset, in whole or in part, with higher company contributions to the Primary DC Plan.

For its defined benefit pension plans, Con-way recognized annual income of $24.8 million in 2007 compared to annual expense of $66.1 million in 2006, which primarily reflects a decline in service cost as a result of the amendments.

Funding

Con-way periodically reviews the funded status of its qualified defined benefit pension plans and makes contributions from time to time as necessary to comply with the funding requirements of the Employee Retirement Income Security Act (“ERISA”). In determining the amount and timing of its pension contributions, Con-way considers both the ERISA- and GAAP-based measurements of funded status as well as the tax deductibility of contributions. Con-way made contributions of $12.7 million and $75.0 million to its defined benefit pension plans in 2007 and 2006, respectively, and in 2008, does not expect to make any contributions. Con-way’s estimates of its defined benefit plan contributions are subject to variation based on changes in interest rates and asset returns.

Con-way’s funding practice for its defined benefit pension plans is unchanged by recent plan amendments. Con-way expects to make additional future contributions to the defined benefit pension plans, only if needed, as it expects that the plan changes will reduce funding of the Primary DB Plan that otherwise would have been required without the plan amendments. However, Con- way believes that the decline in funding requirements for the Primary DB Plan will, in whole or in part, be offset by higher contributions to the Primary DC Plan.

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

Effective on January 1, 2007, Con-way adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” as more fully discussed in Note 9, “Income Taxes,” of Item 8, “Financial Statements and Supplementary Data.” Con-way assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those positions where it is more likely than not that a tax benefit will be sustained, Con-way has recorded the largest amount of tax benefit with a greater-than-50-percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

Revenue Recognition

Con-way Freight allocates revenue between reporting periods based on relative transit time in each period and recognizes expense as incurred. Business units in the Truckload segment recognize revenue and related direct costs when the shipment is delivered. Con-way’s business unit in the Logistics segment recognizes revenue in accordance with contractual terms as services are provided.

Critical revenue-related policies and estimates for Con-way’s business units in the Freight and Truckload segments include those related to revenue adjustments, uncollectible accounts receivable, and in-transit shipments. Critical revenue-related policies and estimates for the Logistics segment include those related to uncollectible accounts receivable and gross- or net-basis revenue recognition. Con-way believes that its revenue recognition policies are appropriate and that its use of revenue-related estimates and judgments provide a reasonable approximation of the actual revenue earned.

Estimated revenue adjustments

Generally, the pricing assessed by companies in the transportation industry is subject to subsequent adjustment due to several factors, including weight and freight classification verifications, or pricing discounts. Revenue adjustments are estimated based on revenue levels and historical experience.

Uncollectible accounts receivable

Con-way’s business units in the Freight and Truckload segments report accounts receivable at net realizable value and provide an allowance for uncollectible accounts when collection is considered doubtful. Estimates for uncollectible accounts are based on various judgments and assumptions, including revenue levels, historical loss experience, and the aging of outstanding accounts receivable.

The Logistics segment, based on the size and nature of the client base, performs a periodic evaluation of its customers’ creditworthiness and accounts receivable portfolio and recognizes expense from uncollectible accounts when losses are both probable and reasonably estimable.

In-transit revenue

At the end of the accounting period, Con-way Freight estimates the amount of revenue earned on shipments in transit based on actual shipments picked up from customers, the scheduled day of delivery, and the expected completion time for delivery.

Gross- or net-basis revenue recognition

Revenue for the Logistics segment is recorded on a gross basis, without deducting third-party purchased transportation costs, on transactions for which Logistics acts as a principal. Revenue is recorded on a net basis, after deducting purchased transportation costs, on transactions for which it acts as an agent. Determining whether revenue should be reported on a gross or net basis is based on an assessment of whether Logistics is acting as the principal or the agent in the transaction and involves judgment based on the terms of the arrangement.

Property, Plant and Equipment and Other Long-Lived Assets

In accounting for property, plant, and equipment, Con-way makes estimates about the expected useful lives and the expected residual values of the assets, and the potential for impairment based on the fair values of the assets and the cash flows generated by these assets.

The depreciation of property, plant, and equipment over their estimated useful lives and the determination of any salvage value require management to make judgments about future events. Con-way periodically evaluates whether changes to estimated useful lives or salvage values are necessary to ensure these estimates accurately reflect the economic use of the assets. Con-way’s periodic evaluation may result in changes in the estimated lives and/or salvage values used to depreciate its assets, which can affect the amount of periodic depreciation expense recognized and, ultimately, the gain or loss on the disposal of the asset.

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

Acquisitions

Con-way’s accounting for acquisitions requires various judgments and estimates, including but not limited to, purchase-method accounting estimates related to the fair value of assets acquired and liabilities assumed and the estimated useful lives of acquired property and equipment, internal-use software, and identifiable intangible assets. Estimates of the fair value of assets acquired are based on various valuation techniques, with a market-based approach applied to acquired property and equipment, a cost- or income-based approach applied to identifiable intangible assets and a cost-based approach applied to internal-use software. Generally, all other assets acquired and liabilities assumed have been recorded at carrying value, which approximates fair value.

The excess of the acquired entity’s purchase price over the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill is not amortized but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The assessment requires the comparison of the fair value of a reporting unit to the carrying value of its net assets, including allocated goodwill. If the carrying value of the reporting unit exceeds its fair value, Con-way must then compare the implied fair value of reporting-unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting-unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The amounts that Con-way has recorded for goodwill and other identifiable intangible assets represent fair values, which were primarily determined by an income-based valuation approach. The estimates and assumptions used in the initial valuation of goodwill and identifiable intangible assets include, but are not limited to: the future expected cash flows from sales, customer contracts, and trademarks; growth opportunities; the retention of key employees; and integration costs. These estimates and assumptions may be incomplete or inaccurate because unanticipated events and circumstances may occur. If estimates and assumptions used to initially value goodwill and identifiable intangible assets prove to be inaccurate, ongoing reviews of the carrying values of such goodwill and intangible assets, as discussed above, may result in an impairment loss in the period in which Con-way identifies the impairment. Changes in assumptions and estimates related to acquisitions could have a material effect on Con-way’s financial condition or results of operations.

Disposition and Restructuring Estimates

As more fully discussed in Note 4, “Discontinued Operations,” and Note 3, “Restructuring Activities,” of Item 8, “Financial Statements and Supplementary Data,” Con-way’s management made significant estimates and assumptions in connection with the disposition of MWF, EWA, and Con-way Forwarding and with the restructuring of business units in the Freight and Truckload reporting segments. Actual results could differ from estimates and could affect related amounts reported in the financial statements.

New Accounting Standards

Refer to Note 1, “Principal Accounting Policies,” of Item 8, “Financial Statements and Supplementary Data” for a discussion of recently issued accounting standards that Con-way has not yet adopted.

Forward-Looking Statements

Certain statements included herein constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties, and should not be relied upon as predictions of future events. All statements other than statements of historical fact are forward-looking statements, including:

•	any projections of earnings, revenues, weight, yield, volumes, income or other financial or operating items;

•	any statements of the plans, strategies, expectations or objectives of Con-way’s management for future operations or other future items;

•	any statements concerning proposed new products or services;

•	any statements regarding Con-way’s estimated future contributions to pension plans;

•	any statements as to the adequacy of reserves;

•	any statements regarding the outcome of any claims that may be brought against Con-way by CFC’s multi-employer pension plans;

•	any statements regarding future economic conditions or performance;

•	any statements regarding the outcome of legal and other claims and proceedings against Con-way;

•	any statements regarding strategic acquisitions; and

•	any statements of estimates or belief and any statements or assumptions underlying the foregoing.

Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of those terms or other variations of those terms or comparable terminology or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data and methods that may be incorrect or imprecise and there can be no assurance that they will be realized. In that regard, certain important factors, among others and in addition to the matters discussed elsewhere in this document and other reports and documents filed by Con-way with the Securities and Exchange Commission, could cause actual results and other matters to differ materially from those discussed in such forward-looking statements. A detailed description of certain of these risk factors is included in Item 1A, “Risk Factors.”

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

As more fully discussed in Note 7, “Debt and Other Financing Arrangements,” of Item 8, “Financial Statements and Supplementary Data,” Con-way in December 2002 terminated four interest rate swap derivatives designated as fair value hedges of fixed-rate long-term debt. Except for the effect of these terminated interest rate swaps, derivative financial instruments in the periods presented did not have a material effect on Con-way’s financial condition, results of operations, or cash flows.

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

	December 31
	2007	2006
	(Dollars in thousands)
Carrying value	$978,426	$576,358
Estimated fair value	1,050,000	600,000
Change in estimated fair value given a hypothetical 10% change in interest rates	50,000	30,000

Con-way invests in cash-equivalent investments and marketable securities that earn investment income. Con-way’s investment income was $19.0 million in 2007, $24.8 million in 2006, and $22.7 million in 2005. The potential change in annual investment income resulting from a hypothetical 10% change to variable interest rates would range from approximately $2 million to approximately $3 million for the periods presented.

Fuel

Con-way is exposed to the effects of changes in the price and availability of diesel fuel, as more fully discussed in Item 1A, “Risk Factors.”

Foreign Currency

The assets and liabilities of Con-way’s foreign subsidiaries are denominated in foreign currencies, which create exposure to changes in foreign currency exchange rates. Con-way does not currently use derivative financial instruments to manage foreign currency risk.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Con-way Inc.:

We have audited the accompanying consolidated balance sheets of Con-way Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Con-way acquired CFI on August 23, 2007, Cougar Logistics on September 5, 2007 and Chic Logistics on October 18, 2007 (the Acquisitions) and management excluded the Acquisitions from its assessment of the effectiveness of Con-way’s internal control over financial reporting as of December 31, 2007. The Acquisitions represent 34.7% of Con-way’s total assets and 4.3% of Con-way’s revenues as reported in the consolidated financial statements for the year ended December 31, 2007. Our audit of internal control over financial reporting of Con-way Inc. also excluded an evaluation of the internal control over financial reporting of the Acquisitions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Con-way Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 11 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions as of December 31, 2006 and adopted measurement date provisions as of January 1, 2007 of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

/S/ KPMG LLP

Portland, Oregon

February 27, 2008

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Con-way Inc.

Consolidated Balance Sheets

	December 31,
	2007	2006
	(Dollars in thousands)
Assets
Current Assets
Cash and cash equivalents	$176,298	$260,039
Marketable securities	30,016	184,525
Trade accounts receivable, net	503,940	439,727
Other accounts receivable	42,664	107,520
Operating supplies, at lower of average cost or market	24,142	19,223
Prepaid expenses and other assets	40,746	36,343
Deferred income taxes	37,672	43,107

Total Current Assets	855,478	1,090,484

Property, Plant, and Equipment
Land	187,323	159,506
Buildings and leasehold improvements	792,962	688,644
Revenue equipment	1,246,816	970,290
Other equipment	265,640	239,244

	2,492,741	2,057,684
Accumulated depreciation and amortization	(1,033,953)	(939,709)

Net Property, Plant, and Equipment	1,458,788	1,117,975

Other Assets
Deferred charges and other assets	33,139	25,894
Capitalized software, net	35,010	34,831
Employee benefits	89,039	—
Intangible assets, net	18,780	—
Goodwill	527,446	727
Deferred income taxes	—	31,978

	703,414	93,430

Total Assets	$3,017,680	$2,301,889

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.

Consolidated Balance Sheets

	December 31,
	2007	2006
	(Dollars in thousands except per share data)
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$276,105	$240,870
Accrued liabilities	266,625	207,925
Self-insurance accruals	110,986	92,372
Short-term borrowings	5,072	—
Current maturities of long-term debt	22,704	18,635

Total Current Liabilities	681,492	559,802
Long-Term Liabilities
Long-term debt and guarantees	955,722	557,723
Self-insurance accruals	118,854	114,431
Employee benefits	195,145	314,559
Other liabilities and deferred credits	24,639	14,595
Deferred income taxes	132,732	—

Total Liabilities	2,108,584	1,561,110

Commitments and Contingencies (Notes 4, 7, 8 and 13)

Shareholders’ Equity
Preferred stock, no par value; authorized 5,000,000 shares: Series B, 8.5% cumulative, convertible, $.01 stated value; designated 1,100,000 shares; issued 560,998 and 603,816 shares, respectively	6	6
Additional paid-in capital, preferred stock	85,322	91,834
Deferred compensation, defined contribution retirement plan	(20,805)	(31,491)

Total Preferred Shareholders’ Equity	64,523	60,349

Common stock, $.625 par value; authorized 100,000,000 shares; issued 61,914,495 and 61,616,649 shares, respectively	38,615	38,434
Additional paid-in capital, common stock	568,190	549,267
Retained earnings	972,243	847,068
Cost of repurchased common stock (16,698,513 and 15,168,447 shares, respectively)	(720,583)	(638,929)

Total Common Shareholders’ Equity	858,465	795,840

Accumulated Other Comprehensive Loss	(13,892)	(115,410)

Total Shareholders’ Equity	909,096	740,779

Total Liabilities and Shareholders’ Equity	$3,017,680	$2,301,889

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.

Statements of Consolidated Income

	Years ended December 31,
	2007	2006	2005
	(Dollars in thousands except per share data)
Revenues	$4,387,363	$4,221,478	$4,115,575

Costs and Expenses
Salaries, wages and other employee benefits	1,907,508	1,719,203	1,660,970
Purchased transportation	1,040,712	1,173,979	1,200,884
Fuel and fuel-related taxes	359,486	283,177	241,195
Depreciation and amortization	167,146	143,726	128,141
Maintenance	112,906	105,691	95,429
Rents and leases	91,156	75,086	82,684
Purchased labor	65,163	65,531	55,040
Other operating expenses	376,134	312,087	296,347
Loss (Income) from equity investment	2,699	(52,599)	(16,061)
Gain from sale of Con-way Expedite	—	(6,231)	—

	4,122,910	3,819,650	3,744,629

Operating Income	264,453	401,828	370,946

Other Income (Expense)
Investment income	19,007	24,781	22,730
Interest expense	(42,805)	(34,206)	(37,501)
Miscellaneous, net	1,991	(94)	(3,819)

	(21,807)	(9,519)	(18,590)

Income from Continuing Operations Before Income Tax Provision	242,646	392,309	352,356
Income Tax Provision	88,871	119,978	121,981

Income from Continuing Operations	153,775	272,331	230,375

Discontinued Operations, net of tax
Loss from Discontinued Operations	—	(1,929)	(2,394)
Loss from Disposal	(863)	(4,270)	(6,219)

	(863)	(6,199)	(8,613)

Net Income	152,912	266,132	221,762
Preferred Stock Dividends	6,960	7,154	7,728

Net Income Available to Common Shareholders	$145,952	$258,978	$214,034

Net Income From Continuing Operations Available to Common Shareholders	$146,815	$265,177	$222,647

Weighted-Average Common Shares Outstanding
Basic	45,318,740	48,962,382	52,192,539
Diluted	48,327,784	52,280,341	56,213,049
Earnings (Loss) Per Common Share
Basic
Net Income from Continuing Operations	$3.24	$5.42	$4.27
Loss from Discontinued Operations	—	(0.04)	(0.05)
Loss from Disposal	(0.02)	(0.09)	(0.12)

Net Income Available to Common Shareholders	$3.22	$5.29	$4.10

Diluted
Net Income from Continuing Operations	$3.06	$5.09	$3.98
Loss from Discontinued Operations	—	(0.03)	(0.04)
Loss from Disposal	(0.02)	(0.08)	(0.11)

Net Income Available to Common Shareholders	$3.04	$4.98	$3.83

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.

Statements of Consolidated Cash Flows

	Years ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Cash and Cash Equivalents, Beginning of Year	$260,039	$514,275	$346,581

Operating Activities
Net income	152,912	266,132	221,762
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net of tax	863	6,199	8,613
Depreciation and amortization, net of accretion	162,293	139,200	124,267
Increase in deferred income taxes	26,500	11,130	15,444
Amortization of deferred compensation	10,686	9,137	8,489
Share-based compensation	11,235	7,427	2,031
Provision for uncollectible accounts	3,343	2,902	4,688
Loss (Income) from equity investment	2,699	(52,599)	(16,061)
Gain from sale of business	—	(6,231)	—
Loss from restructuring activities	7,380	—	—
Gain from sales of property and equipment, net	(1,208)	(1,273)	(647)
Changes in assets and liabilities, net of acquisitions:
Receivables	(5,816)	86,397	(124,245)
Prepaid expenses	3,860	(5,689)	(3,430)
Accounts payable	(5,125)	(33,589)	27,204
Accrued incentive compensation	4,782	(4,448)	(19,965)
Accrued liabilities, excluding accrued incentive compensation and employee benefits	8,243	(3,412)	2,562
Self-insurance accruals	(642)	13,045	3,849
Income taxes	23,393	14,815	20,166
Employee benefits	(19,373)	(23,295)	(78,061)
Deferred charges and credits	(2,418)	12,232	27,517
Other	(9,734)	(4,380)	(2,845)

Net Cash Provided by Operating Activities	373,873	433,700	221,338

Investing Activities
Capital expenditures	(139,429)	(299,211)	(211,465)
Software expenditures	(12,124)	(8,892)	(8,387)
Proceeds from sales of property and equipment, net	27,758	8,118	5,516
Proceeds from sale of businesses and equity investment	51,900	8,000	108,366
Acquisitions, net of cash acquired	(839,796)	—	—
Net decrease in marketable securities	154,525	17,825	283,950

Net Cash Provided by (Used in) Investing Activities	(757,166)	(274,160)	177,980

Financing Activities
Net proceeds from issuance of debt	846,049	—	—
Repayment of debt and guarantees	(443,635)	(15,033)	(112,730)
Proceeds from exercise of stock options	8,229	12,235	76,054
Excess tax benefit from stock option exercises	583	2,674	—
Payments of common dividends	(18,191)	(19,693)	(21,036)
Payments of preferred dividends	(7,931)	(8,457)	(9,664)
Repurchases of common stock	(89,865)	(350,215)	(149,053)

Net Cash Provided by (Used in) Financing Activities	295,239	(378,489)	(216,429)

Net Cash Provided by (Used in) Continuing Operations	(88,054)	(218,949)	182,889

Discontinued Operations
Net Cash Provided by (Used in) Operating Activities	4,313	(35,109)	(15,084)
Net Cash Used in Investing Activities	—	(178)	(111)

Net Cash Provided by (Used in) Discontinued Operations	4,313	(35,287)	(15,195)

Increase (Decrease) in Cash and Cash Equivalents	(83,741)	(254,236)	167,694

Cash and Cash Equivalents, End of Year	$176,298	$260,039	$514,275

Supplemental Disclosure
Cash paid for income taxes, net of refunds	$35,210	$89,191	$80,893

Cash paid for interest, net of amounts capitalized	$47,555	$41,374	$47,684

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.

Statements of Consolidated Shareholders’ Equity

(Dollars in thousands except per share data)

	Preferred Stock Series B		Common Stock		Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Repurchased Common Stock	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	Amount
Balance, December 31, 2004	742,995	7	58,544,254	36,590	542,136	(54,861)	414,785	(157,069)	(15,736)
Net income	—	—	—	—	—	—	221,762	—	—	$221,762
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	124	124
Minimum pension liability adjustment, net of deferred tax of $13,742	—	—	—	—	—	—	—	—	(21,495)	(21,495)

Comprehensive income										$200,391

Exercise of stock options, including tax benefits of $22,490	—	—	2,688,272	1,680	96,864	—	—	—	—
Share-based compensation	—	—	(28,263)	(17)	62	2,666	—	(33)	—
Primary DC Plan deferred compensation	—	—	—	—	—	8,489	—	—	—
Repurchased common stock issued for conversion of preferred stock	(101,636)	(1)	—	—	(12,775)	—	—	12,775	—
Treasury stock repurchases	—	—	—					(149,053)
Common dividends declared ($.40 per share)	—	—	—	—	—	—	(21,036)	—	—
Series B, Preferred dividends ($12.93 per share), net of tax benefits of $1,386	—	—	—	—	—	—	(7,728)	—	—

Balance, December 31, 2005	641,359	6	61,204,263	38,253	626,287	(43,706)	607,783	(293,380)	(37,107)
Net income	—	—	—	—	—	—	266,132	—	—	$266,132
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	221	221
Minimum pension liability adjustment, net of deferred tax of $10,885	—	—	—	—	—	—	—	—	17,025	17,025

Comprehensive income										$283,378

Exercise of stock options, including tax benefits of $4,317	—	—	392,200	246	16,306	—	—	—	—
Share-based compensation, including tax benefits of $848	—	—	20,186	(65)	8,359		—	(2,107)	—
Adjustment to initially apply SFAS 123R	—	—	—	—	(3,078)	3,078	—	—	—
Primary DC Plan deferred compensation	—	—	—	—	—	9,137	—	—	—
Repurchased common stock issued for conversion of preferred stock	(37,543)	—	—	—	(6,773)	—	—	6,773	—

Con-way Inc.

Statements of Consolidated Shareholders’ Equity—(Continued)

(Dollars in thousands except per share data)

	Preferred Stock Series B		Common Stock		Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Repurchased Common Stock	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	Amount
Treasury stock repurchases	—	—	—					(350,215)
Common dividends declared ($.40 per share)	—	—	—	—	—	—	(19,693)	—	—
Series B, Preferred dividends ($12.93 per share), net of tax benefits of $1,019	—	—	—	—	—	—	(7,154)	—	—
Adjustment to initially apply SFAS 158—recognition provision net of deferred tax of $61,088	—	—	—	—	—	—	—	—	(95,549)

Balance, December 31, 2006	603,816	$6	61,616,649	$38,434	$641,101	$(31,491)	$847,068	$(638,929)	$(115,410)
Net income	—	—	—	—	—	—	152,912	—	—	$152,912
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	699	699
Employee benefit plans
Actuarial gain, net of deferred tax of $47,126	—	—	—	—	—	—	—	—	73,711	73,711
Prior-service credit, net of deferred tax of $7,356	—	—	—	—	—	—	—	—	11,506	11,506

Comprehensive income										$238,828

Exercise of stock options, including tax benefits of $1,530	—	—	247,657	155	9,604	—	—	—	—
Share-based compensation, including tax benefits of $110	—	—	50,189	26	11,326		—	(308)	—
Primary DC Plan deferred compensation	—	—	—	—	—	10,686	—	—	—
Repurchased common stock issued for conversion of preferred stock	(42,818)	—	—	—	(8,519)	—	—	8,519	—
Treasury stock repurchases	—	—	—					(89,865)
Common dividends declared ($.40 per share)	—	—	—	—	—	—	(18,191)	—	—
Series B, Preferred dividends ($12.93 per share), net of tax benefits of $691	—	—	—	—	—	—	(6,960)	—	—
Adjustment to initially apply SFAS 158—measurement provision, net of deferred tax of $8,321	—	—	—	—	—	—	(2,586)	—	15,602

Balance, December 31, 2007	560,998	$6	61,914,495	$38,615	$653,512	$(20,805)	$972,243	$(720,583)	$(13,892)

Con-way Inc.

Notes to Consolidated Financial Statements

1. Principal Accounting Policies

Organization: Con-way Inc. and its consolidated subsidiaries (“Con-way” or the “Company”) provide transportation and logistics services for a wide range of manufacturing, industrial and retail customers. As more fully discussed in Note 14, “Segment Reporting,” for financial reporting purposes, Con-way is divided into five reporting segments: Freight, Logistics, Truckload, Vector and Other.

Principles of Consolidation: The consolidated financial statements include the accounts of Con-way Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. A difference exists between Con-way’s fiscal year-end and the reporting year-end of certain acquired companies. Typically, this lag period is no more than one month and does not have a material effect on Con-way’s financial position or results of operations.

Recognition of Revenues: Con-way Freight allocates revenue between reporting periods based on relative transit time in each period and recognizes expense as incurred. Business units in the Truckload segment recognize revenue and related direct costs when the shipment is delivered. Estimates for future billing adjustments to revenue, including those related to weight and freight classification verification and earned discounts, are recognized at the time of shipment.

Menlo Logistics recognizes revenue in accordance with contractual terms as services are provided. Revenue is recorded on a gross basis, without deducting third-party purchased transportation costs, on transactions for which Menlo Logistics acts as a principal. Revenue is recorded on a net basis, after deducting purchased transportation costs, on transactions for which Menlo Logistics acts as an agent.

Cash Equivalents and Marketable Securities: Cash and cash equivalents consist of short-term interest-bearing instruments with maturities of three months or less at the date of purchase. At December 31, 2007 and 2006, cash-equivalent investments of $160.2 million and $249.6 million, respectively, consisted primarily of commercial paper and certificates of deposit. The carrying amount of these cash-equivalent securities approximates fair value.

Marketable securities consist primarily of short-term available-for-sale auction-rate securities and variable-rate demand notes. Auction-rate securities and variable-rate demand notes have contractual maturities of greater than three months at the date of purchase. Historically, these securities have interest or dividend rates that reset every 7 to 35 days and have been easily liquidated. Unrealized gains and losses on auction-rate securities and variable-rate demand notes were not material for the periods presented, and there were no material differences between the estimated fair values and the carrying values of the securities as of the dates presented.

At December 31, 2007, marketable securities included $20.0 million of auction-rate securities that were subsequently sold in January 2008. Later in January 2008, Con-way separately acquired $15.0 million of additional auction-rate securities that remain outstanding. The liquidity of auction-rate securities has been adversely affected by recent auction failures that have prevented investors from selling securities on predetermined auction dates, which generally occur every 7 to 35 days. If current market conditions persist, Con-way may be unable to sell these auction-rate securities at their regularly scheduled auction dates. However, based on the credit ratings of these securities, Con-way does not expect to recognize any impairment loss related to its marketable securities.

Trade Accounts Receivable, Net: Con-way’s business units in the Freight and Truckload segments report accounts receivable at net realizable value and provide an allowance when collection is considered doubtful. Estimates for uncollectible accounts are based on various judgments and assumptions, including revenue levels,

Con-way Inc.

Notes to Consolidated Financial Statements—(Continued)

historical loss experience, and the aging of outstanding accounts receivable. Menlo Logistics, based on the size and nature of its client base, performs a periodic evaluation of its customers’ creditworthiness and accounts receivable portfolio and recognizes expense from uncollectible accounts when losses are both probable and reasonably estimable. Activity in the allowance for uncollectible accounts is presented in the following table:

		Additions
	Balance at beginning of period	Charged to expense	Acquisitions	Write-offs net of recoveries	Balance at end of period
	(Dollars in thousands)
2007	$3,590	$3,343	$947	$(4,179)	$3,701
2006	6,769	2,902	—	(6,081)	3,590
2005	6,501	4,688	—	(4,420)	6,769

Property, Plant and Equipment: Property, plant and equipment are reported at historical cost and are depreciated primarily on a straight-line basis over their estimated useful lives, generally 25 years for buildings and improvements, 4 to 13 years for revenue equipment, and 3 to 10 years for most other equipment. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the useful lives of the assets. Con-way periodically evaluates whether changes to estimated useful lives are necessary to ensure that these estimates accurately reflect the economic use of the assets.

Expenditures for equipment maintenance and repairs are charged to operating expenses as incurred; betterments are capitalized. Gains (losses) on sales of equipment and property are recorded in other operating expenses.

Expenses associated with Con-way’s re-branding initiative are expensed as incurred and are primarily classified as maintenance expense. The rebranding initiative was launched in 2006 and includes a new Con-way logo and graphic identity. Re-branding expenses of $14.3 million in 2007 and $1.7 million in 2006 consist primarily of the costs to re-brand Con-way Freight’s tractors and trailers.

Tires: The cost of replacement tires are expensed at the time those tires are placed into service, as is the case with other repairs and maintenance costs. The cost of tires on new revenue equipment is capitalized and depreciated over the estimated useful life of the related equipment.

Capitalized Software: Capitalized software consists of certain direct internal and external costs associated with internal-use software, net of accumulated amortization. Amortization of capitalized software is computed on an item-by-item basis over a period of 3 to 10 years, depending on the estimated useful life of the software. Amortization expense related to capitalized software was $13.4 million in 2007 and $14.2 million in 2006 and 2005. Accumulated amortization at December 31, 2007 and 2006 was $110.5 million and $96.9 million, respectively.

Intangible Assets: In connection with the acquisitions of CFI and Cougar Logistics, Con-way recognized as definite-lived intangible assets the estimated fair value of acquired customer relationships and trademarks. The preliminary estimates of fair value of intangible assets are amortized on an item-by-item basis over the preliminary estimates of useful life. As more fully discussed in Note 2, “Acquisitions,” the estimated fair value and useful life of these intangible assets are based on current estimates and, as a result, revisions to these preliminary estimates and evaluations may be necessary as these items are finalized. At December 31, 2007, intangible assets are presented net of accumulated amortization of $1.0 million recognized during 2007.

Goodwill and Long-Lived Assets: Con-way performs an impairment analysis of long-lived assets whenever circumstances indicate that the carrying amount may not be recoverable. For assets that are to be held

Con-way Inc.

Notes to Consolidated Financial Statements—(Continued)

and used, an impairment charge is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than carrying value. If impairment exists, a charge is recognized for the difference between the carrying value and the fair value. Fair values are determined using quoted market values, discounted cash flows, or external appraisals, as applicable. Assets held for disposal are carried at the lower of carrying value or estimated net realizable value.

Goodwill is not amortized but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The assessment requires the comparison of the fair value of a reporting unit to the carrying value of its net assets, including allocated goodwill. If the carrying value of the reporting unit exceeds its fair value, Con-way must then compare the implied fair value of reporting-unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting-unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The goodwill recorded in 2007 as a result of the acquisitions, as more fully discussed in Note 2, “Acquisitions,” will be tested for impairment in 2008.

Income Taxes: Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Con-way uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate anticipated to be in effect when the taxes are paid.

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

Con-way participates in a reinsurance pool to reinsure a portion of its workers’ compensation and vehicular liabilities. Each participant in the pool cedes claims to the pool and assumes an equivalent amount of claims. Reinsurance does not relieve Con-way of its liabilities under the original policy. However, in the opinion of management, potential exposure to Con-way for non-payment is minimal. At December 31, 2007 and 2006, Con-way had recorded a liability related to assumed claims of $31.3 million and $26.5 million, respectively, and had recorded a receivable from the re-insurance pool of $28.0 million and $23.1 million, respectively. Revenues related to these reinsurance activities are reported net of the associated expenses and are classified as other operating expenses. In connection with its participation in the reinsurance pool, Con-way recognized no net effect on operating results in 2007, operating expense of $0.2 million in 2006 and operating income of $1.6 million in 2005.

Foreign Currency Translation: Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment in the statements of consolidated shareholders’ equity. Transaction gains and losses that arise from exchange-rate fluctuations on transactions denominated in a currency other than the functional currency are included in results of operations.

Advertising Expenses: Advertising costs are expensed as incurred and are classified as other operating expenses. Advertising expenses were $8.5 million in 2007, $9.7 million in 2006 and $4.7 million in 2005.

Con-way Inc.

Notes to Consolidated Financial Statements—(Continued)

Earnings (Loss) Per Share (EPS): Basic EPS for continuing operations is computed by dividing reported net income (loss) from continuing operations (after preferred stock dividends) by the weighted-average common shares outstanding. Diluted EPS is calculated as follows:

	Years ended December 31,
	2007	2006	2005
	(Dollars in thousands except per share data)
Numerator:
Continuing operations (after preferred stock dividends), as reported	$146,815	$265,177	$222,647
Add-backs:
Dividends on Series B preferred stock, net of replacement funding	1,134	1,141	1,156

Continuing operations	147,949	266,318	223,803

Discontinued operations	(863)	(6,199)	(8,613)

Available to common shareholders	$147,086	$260,119	$215,190

Denominator:
Weighted-average common shares outstanding	45,318,740	48,962,382	52,192,539
Stock options and nonvested stock	367,871	475,193	1,000,988
Series B preferred stock	2,641,173	2,842,766	3,019,522

	48,327,784	52,280,341	56,213,049

Anti-dilutive stock options not included in denominator	889,565	338,600	8,000

Earnings (Loss) per Diluted Share:
Continuing operations	$3.06	$5.09	$3.98
Discontinued operations	(0.02)	(0.11)	(0.15)

Available to common shareholders	$3.04	$4.98	$3.83

New Accounting Standards: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair-value measurements and does not require any new fair-value measurements. The effective date of SFAS 157 is the first fiscal year beginning after November 15, 2007, and interim periods within those years, which for Con-way is the first quarter of 2008. In November 2007, the FASB proposed a one-year deferral of SFAS 157’s fair-value measurement requirement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis. Con-way does not expect the adoption of SFAS 157 to have a material effect on its financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair-value option has been elected will be reported in earnings. The effective date for SFAS 159 is the first fiscal year beginning after November 15, 2007, which for Con-way is 2008. Con-way does not expect the adoption of SFAS 159 to have a material effect on its financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB 51.” Under the new statement, noncontrolling interests in the net assets of

Con-way Inc.

Notes to Consolidated Financial Statements—(Continued)

subsidiaries must be reported in the balance sheet within equity. On the face of the income statement, SFAS 160 requires disclosure of the amounts of consolidated net income attributable to both the parent and to the noncontrolling interest. The effective date of SFAS 160 is the first fiscal year beginning after December 15, 2008, and interim periods within those years, which for Con-way is the first quarter of 2009. Con-way does not expect the adoption of SFAS 160 to have a material effect on its financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141R”). The statement changes the acquisition-date and subsequent-period accounting associated with business acquisitions. Several of the changes have the potential to generate greater earnings volatility in connection with and after an acquisition. The most significant provisions of SFAS 141R result in a change in the accounting for transactions costs, contingencies, and acquisition-date accounting estimates. Under the new statement, transaction costs and transaction-related restructuring charges will be expensed as incurred. Under SFAS 141R, certain contingent assets and liabilities will be recognized at fair value. If new information is available after the acquisition, these amounts may be subject to remeasurement. Also, adjustments to acquisition-date accounting estimates will be accounted for as adjustments to prior-period financial statements. The effective date of SFAS 141R is the first fiscal year beginning after December 15, 2008, which for Con-way is 2009. Con-way is evaluating the effect of adopting SFAS 141R, including the effect on any acquisitions consummated in 2009 or thereafter, and the effect on future goodwill evaluations for companies acquired prior to the effective date.

Estimates: Management makes estimates and assumptions when preparing the financial statements in conformity with GAAP. These estimates and assumptions affect the amounts reported in the accompanying financial statements and notes. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available. It is reasonably possible that actual results could materially differ from estimates, including those related to accounts receivable allowances, impairment of goodwill and long-lived assets, depreciation, income tax assets and liabilities, self-insurance accruals, pension plan and postretirement obligations, contingencies, and assets and liabilities recognized in connection with acquisitions, restructurings and dispositions.

Reclassifications and Revisions: Certain amounts in the prior-period financial statements have been reclassified or revised to conform to the current-period presentation.

2. Acquisitions

Contract Freighters, Inc.

On August 23, 2007, Con-way acquired the outstanding common shares of Transportation Resources, Inc. (“TRI”). TRI is the holding company for Contract Freighters, Inc. and other affiliated companies (collectively, “CFI”). CFI is a truckload carrier headquartered in Joplin, Missouri, and provides asset-based full-truckload freight services throughout North America, including services into and out of Mexico.

Following the acquisition, the operating results of CFI are reported with the operating results of the Con-way Truckload business unit in the Truckload reporting segment. The Truckload reporting segment includes the operating results of CFI from August 23, 2007 through December 31, 2007. As more fully discussed in Note 3, “Restructuring Activities,” Con-way in September 2007 integrated the Con-way Truckload business unit with the CFI business unit.

In connection with the acquisition, former shareholders of TRI paid $4.0 million into an escrow account for the purpose of retaining certain key executive officers of CFI. Under the escrow agreement, the key executive officers will receive pro rata payments if they remain employees of CFI over a two-year period ending

Con-way Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The acquisition of CFI establishes Con-way as an enterprise that offers domestic and international shippers a diverse suite of solutions, including LTL, full-truckload, and logistics services. Con-way expects to realize a number of strategic benefits from the acquisition of CFI, including the diversification of its revenue mix, a more efficient and integrated truckload operation, and opportunities to leverage sales efforts, infrastructure and freight flows among Con-way’s LTL, truckload and logistics business units.

Cougar Logistics

On September 5, 2007, Menlo Worldwide, LLC (“MW”) acquired the outstanding common shares of Cougar Holdings Pte Ltd., and its primary subsidiary, Cougar Express Logistics (collectively, “Cougar Logistics”). Cougar Logistics is a warehousing, logistics, distribution-management and freight-forwarding company headquartered in Singapore. Cougar Logistics provides services to a client base in Asia of nearly 200 global businesses with personnel, facilities and operations in 12 locations in Singapore, Malaysia and Thailand.

Following the acquisition, the operating results of Cougar Logistics are reported with the operating results of the Menlo Logistics business unit in the Logistics reporting segment. The Logistics reporting segment includes the operating results of Cougar Logistics from September 5, 2007 through December 31, 2007.

The acquisition of Cougar Logistics expands Menlo Logistics’ operations in the important Asia-Pacific region. Menlo Logistics expects to realize a number of strategic benefits from the acquisition, including the entry into new service offerings and markets, and the expansion of capabilities within its existing service portfolio and its industry-focused groups.

Chic Logistics

On October 18, 2007, MW acquired the outstanding common shares of Chic Holdings, Ltd. and its wholly owned subsidiaries, Shanghai Chic Logistics Co. Ltd. and Shanghai Chic Supply Chain Management Co. Ltd. (collectively, “Chic Logistics”). Chic Logistics is a well-established provider of logistics and transportation-management services in China and maintains a network with operating sites in 78 cities.

Following the acquisition, the operating results of Chic Logistics are reported with the operating results of the Menlo Logistics business unit in the Logistics reporting segment. The Logistics reporting segment includes the operating results of Chic Logistics from October 18, 2007 through December 31, 2007.

The purchase price for Chic Logistics was subject to earn-out provisions that could have potentially increased the purchase price by as much as $29.0 million. Con-way has determined than no amounts will be payable under these earn-out provisions, which were based on earnings (as defined by the agreement) for the year ended December 31, 2007.

In addition, MW may be required to pay an additional amount of consideration in October 2009 based, in part, on the percentage increase in earnings for the year ended December 31, 2008 over the year ended December 31, 2007. Any consideration paid under this provision will increase the purchase price and be allocated to goodwill.

Con-way Inc.

Notes to Consolidated Financial Statements—(Continued)

The acquisition of Chic Logistics expands Menlo Logistics’ operations in China and positions Menlo Logistics to capitalize on growth in China’s domestic economy. Menlo Logistics expects to realize a number of strategic benefits from the acquisition, including the entry into new service offerings and markets, and the expansion of capabilities within its existing service portfolio and its industry-focused groups.

Purchase Price and Allocation to Net Assets Acquired

In the presentation below, the preliminary allocation of the purchase price is based on the purchase price calculated as of the respective acquisition closing dates and the estimated fair value or carrying amount (which approximates fair value) of assets acquired and liabilities assumed as of the same date. The purchase-price accounting is based on current estimates of the assets acquired and liabilities assumed. Accordingly, revisions to the preliminary estimates and evaluations, including valuations of tangible and intangible assets and certain contingencies, may be necessary as information is received from third parties and these items are finalized.

	CFI	Cougar Logistics	Chic Logistics
	(dollars in millions)
Calculation of purchase price:
Cash consideration paid:
Purchase price	$750.0	$28.2	$60.0
Adjustment for working capital	12.2	0.2	—
Direct transaction costs	5.5	1.1	1.4

Gross purchase price	$767.7	$29.5	$61.4
Cash acquired	(15.4)	(0.9)	(2.4)

Net purchase price	$752.3	$28.6	$59.0

Allocation of purchase price:
Current assets, excluding cash acquired	$52.4	$4.4	$21.4
Non-current assets:
Property and equipment	351.2	21.3	6.2
Intangible assets
Customer relationships	14.0	3.8	—
Trademarks	1.7	—	—
Goodwill	471.6	6.0	48.8

	487.3	9.8	48.8
Other assets
Internal-use software	3.0	0.1	0.6
Restricted cash	4.0	—	—
Other	4.7	1.8	—

	11.7	1.9	0.6
Current liabilities
Short-term borrowings	—	(4.5)	(0.3)
Other	(46.7)	(4.1)	(13.5)

	(46.7)	(8.6)	(13.8)
Non-current liabilities
Deferred taxes	(92.9)	—	—
Other	(10.7)	(0.2)	(4.2)

	$752.3	$28.6	$59.0

Con-way Inc.

Notes to Consolidated Financial Statements—(Continued)

As required by SFAS 142, “Goodwill and Intangible Assets,” intangible assets with an indefinite life are not amortized while intangible assets with lives of definite duration are amortized over their estimated useful lives. Accordingly, goodwill will not be amortized, but will be subject to an annual impairment test. None of the goodwill is expected to be deductible for income tax purposes. Identifiable intangible assets will be amortized on a straight-line basis over the estimated useful lives of the assets, which, for the CFI intangibles, are 10 years for customer relationships and 2 years for trademarks. The Cougar Logistics’ customer-relationship intangible will be amortized over 5 years.

Pro Forma Financial Information

The following unaudited pro forma condensed financial information presents the combined results of operations of Con-way as if the CFI acquisition had occurred as of the beginning of the periods presented, and based on Con-way’s assessment of materiality, does not reflect the acquisition of Cougar Logistics or Chic Logistics. The unaudited pro forma condensed consolidated financial information is for illustrative purposes only, is hypothetical in nature and does not purport to represent what Con-way’s financial information would have been if the acquisition had occurred as of the dates indicated or what such results will be for any future periods.

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

	Years Ended December 31,
	2007	2006
	(Dollars in thousands except per share amounts)
Revenue	$4,697,588	$4,700,636
Income from continuing operations	177,317	277,756
Net income	157,842	271,557
Net income available to common shareholders	148,410	264,403

Earnings per share
Basic	$3.27	$5.40
Diluted	3.09	5.08

3. Restructuring Activities

Freight

In August 2007, Con-way Freight began an operational restructuring to combine its three regional operating companies into one centralized operation to improve the customer experience and streamline its processes. The reorganization into a centralized entity is intended to improve customer service and efficiency through the development of uniform new pricing and operational processes, implementation of best practices, and fostering of innovation. In connection with the reorganization, Con-way Freight recognized a 2007 restructuring charge of $13.2 million.

Con-way Inc.

Notes to Consolidated Financial Statements—(Continued)

Con-way expects the reorganization to be substantially complete by the end of the first quarter of 2008 and, during the period of reorganization, estimates that it will recognize total restructuring charges of approximately $16 million. Estimated restructuring charges consist primarily of employee-separation costs, lease-termination costs, and asset-impairment charges. Employee-separation costs primarily include severance payments and retention bonuses for employees who have been notified of their immediate or future separation, and accordingly, the related expenses are recognized over the employees’ remaining service period.

The following table summarizes the effect of restructuring activities for the year ended December 31, 2007:

	Charges Incurred	Cash Payments or Write-offs	Liability at December 31, 2007
	(Dollars in thousands)
Employee-separation costs	$6,229	$(4,444)	$1,785
Facility costs	2,794	—	2,794
Asset-impairment charges	2,401	(2,401)	—
Other	1,824	(1,232)	592

Total	$13,248	$(8,077)	$5,171

Con-way reported the employee-separation costs in salaries, wages and other employee benefits, the facility costs in rents and leases and the asset-impairment charges and other charges in other operating expenses in the statements of consolidated income.

Truckload

In connection with the acquisition of CFI, as more fully discussed in Note 2, “Acquisitions,” Con-way in September 2007 integrated the Con-way Truckload business unit with the CFI business unit. In connection with the integration, Con-way closed the general office of Con-way Truckload and incurred a $1.5 million third-quarter restructuring charge in 2007, primarily for costs related to employee separation, lease termination and asset impairment. Con-way substantially completed the Con-way Truckload reorganization in 2007.

4. Discontinued Operations

Discontinued operations in the periods presented relate to (1) the closure of the freight forwarding business known as Con-way Forwarding in 2006, (2) the sale of Menlo Worldwide Forwarding, Inc. and its subsidiaries and Menlo Worldwide Expedite!, Inc. (collectively “MWF”) in 2004, (3) the shut-down of Emery Worldwide Airlines, Inc. (“EWA”) in 2001 and the termination of its Priority Mail contract with the USPS in 2000, and (4) the spin-off of CFC in 1996. The results of operations and cash flows of discontinued operations have been segregated from continuing operations, except where otherwise noted.

Con-way Inc.

Notes to Consolidated Financial Statements—(Continued)

Results of discontinued operations are summarized below:

	Years Ended December 31 ,
	2007	2006	2005
	(Dollars in thousands)
Revenues
Con-way Forwarding	$—	$21,699	$54,015

Income (Loss) from Discontinued Operations
Con-way Forwarding
Loss before income tax benefit	—	(2,963)	(3,312)
Income tax benefit	—	1,034	918

	$—	$(1,929)	$(2,394)

Income (Loss) from Disposal, net of tax
Con-way Forwarding	$88	$(4,162)	—
MWF	(183)	1,246	1,247
EWA	2,325	(1,188)	(9,026)
CFC	(3,093)	(166)	1,560

	$(863)	$(4,270)	$(6,219)

Con-way Forwarding

In June 2006, Con-way closed the operations of its domestic air freight forwarding business known as Con-way Forwarding. The decision to close the business unit was made following management’s review of the unit’s competitive position and its prospects in relation to Con-way’s long-term strategies. As a result of the closure, Con-way in 2006 recognized net losses of $4.2 million (net of a $3.0 million of tax benefits) for the write-off of non-transferable capitalized software and other assets, a loss related to non-cancelable operating leases, and other costs.

MWF

In October 2004, Con-way and MW entered into a stock purchase agreement with United Parcel Service, Inc. (“UPS”) to sell all of the issued and outstanding capital stock of MWF. Con-way completed the sale in December 2004. The stock purchase agreement excludes the assets and liabilities related to EWA, and the obligation related to former MWF employees covered under Con-way’s domestic pension, postretirement medical and long-term disability plans. Under the agreement, UPS agreed to pay to Con-way an amount equal to MWF’s cash position as of December 31, 2004, and to pay the estimated present value of Con-way’s retained obligations related to MWF employees covered under Con-way’s long-term disability and postretirement medical plans. Con-way also agreed to indemnify UPS against certain losses that UPS may incur after the closing of the sale with certain limitations. Any losses related to these indemnification obligations or any other costs, including any future cash expenditures related to the sale that have not been estimated and recognized will be recognized in future periods as an additional loss from disposal when and if incurred.

In 2005, Con-way received cash from UPS of $29.4 million for settlement of the MWF cash balance and $79.0 million for the agreed-upon estimated present value of the retained obligations of reimbursable long-term disability and postretirement medical plans. The sales-related amounts received from UPS in 2005 are reported as proceeds in investing activities of continuing operations. As a result of the settlement of the MWF cash balance and revisions to other disposal-related cost estimates, Con-way in 2005 reported a net gain of $1.2 million.

Con-way Inc.

Notes to Consolidated Financial Statements—(Continued)

EWA

In the periods presented, results from EWA relate to adjustments of loss estimates, except for a first-quarter net gain in 2007 of $2.9 million (net of tax of $1.7 million) that relates to a recovery of prior losses. In 2005, EWA’s net loss was due primarily to an increase in the estimated exposure for litigation of claims related to the Priority Mail contract. In 2006, Con-way paid $10.0 million to the USPS in settlement of substantially all claims relating to the Priority mail contract, an amount equal to the previously established reserve. EWA’s estimated loss reserves declined to $3.3 million at December 31, 2007, from $4.0 million at December 31, 2006, due primarily to the cash payment of liabilities. EWA’s remaining loss reserves at December 31, 2007 consisted of Con-way’s estimated remaining exposure related to the labor matters described below.

In connection with the cessation of its air-carrier operations in 2001, EWA terminated the employment of all of its pilots and flight crewmembers. Those pilots and crewmembers were represented by the Air Line Pilots Association (“ALPA”) under a collective bargaining agreement. Subsequently, ALPA filed grievances on behalf of the pilots and flight crewmembers protesting the cessation of EWA’s air-carrier operations and MWF’s use of other air carriers. These matters have been the subject of litigation in U.S. District Court and state court in California, including litigation brought by ALPA and by former EWA pilots and crewmembers no longer represented by ALPA. On June 30, 2006, EWA, for itself and for Con-way Inc. and Menlo Worldwide Forwarding, Inc. (“MWF, Inc.”), concluded a final settlement of the California state court litigation. Under the terms of the settlement, plaintiffs received a cash payment of $9.2 million from EWA, and the lawsuit was dismissed with prejudice. The cash settlement reduced by an equal amount EWA’s estimated loss reserve applicable to the grievances filed by ALPA. On August 8, 2006, EWA paid $10.9 million to settle the litigation brought by ALPA that finally concluded litigation with former EWA pilots and flight crewmembers still represented by ALPA as of that date. The remaining matters are also the subject of a claim by former EWA pilots and flight crewmembers no longer represented by ALPA that has been ordered by the court to binding arbitration. Other former pilots have also initiated litigation in federal court. Based on management’s current evaluation, Con-way believes that it has provided for its estimated remaining exposure related to these matters. However, there can be no assurance in this regard as Con-way cannot predict with certainty the ultimate outcome of these matters.

CFC

The results of CFC relate to Con-way’s spin-off of CFC to Con-way’s shareholders on December 2, 1996. In connection with the spin-off of CFC, Con-way agreed to indemnify certain states, insurance companies and sureties against the failure of CFC to pay certain workers’ compensation, tax and public liability claims that were pending as of September 30, 1996. In the periods presented, Con-way’s losses related to CFC were due to revisions of estimated losses related to indemnified workers’ compensation liabilities.

5. Sale of Unconsolidated Joint Venture

Vector SCM, LLC (“Vector”) was a joint venture formed with General Motors (“GM”) in December 2000 for the purpose of providing logistics management services on a global basis for GM, and for customers in addition to GM.

GM Exercise of Call Right

In June 2006, GM exercised its right to purchase Con-way’s membership interest in Vector. In December 2006, an independent financial advisor established a fair value for Vector that was agreed upon by Con-way and GM. The advisor established a fair value of $96.4 million for the membership interests of both joint-venture partners, including a fair value of $84.8 million that was attributable to Con-way’s membership interest in Vector.

Con-way Inc.

Notes to Consolidated Financial Statements—(Continued)

As a result of the agreed-upon valuation, Con-way in December 2006 recognized a receivable from GM of $51.9 million (an amount equal to the $84.8 million fair value of Con-way’s membership interest reduced by Con-way’s $32.9 million payable to Vector) and also recognized a $41.0 million gain (an amount equal to the $51.9 million receivable reduced by Con-way’s $9.0 million net investment in Vector and $1.9 million of sale-related costs). In January 2007, Con-way received a $51.9 million payment from GM.

Investment in Vector

Con-way’s net investment in Vector consisted of Con-way’s membership interest in Vector, reduced by Con-way’s payable to Vector. Under the agreements, Con-way’s membership interest in Vector consisted of Con-way’s capital account and its portion of Vector’s undistributed earnings.

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

Operating Results from Vector

Although Con-way owned a majority interest in Vector, Con-way’s portion of Vector’s operating results were reported as an equity-method investment based on GM’s ability to control certain operating decisions. Prior to the sale of Vector, Con-way’s proportionate share of the net income from Vector was reported in Con-way’s statements of consolidated income as a reduction of operating expenses.

Except for the sale-related gain described above, Vector’s segment results subsequent to June 30, 2006 included only profit or loss associated with the settlement of business-case activity related to the periods prior to June 30, 2006. In connection with these business cases, Con-way at December 31, 2006 reported a $2.7 million receivable from GM. Following negotiation with GM in the first quarter of 2007, the business-case receivable due from GM could not be collected, and accordingly, a $2.7 million loss was recognized in the Vector reporting segment to write off the outstanding receivable from GM.

Transition and Related Services

Pursuant to a closing agreement, GM and Con-way specified the transition services, primarily accounting assistance, and the compensation amounts for such services, to be provided to GM through March 31, 2008. In addition, GM and Con-way entered into an agreement for Con-way to provide certain information-technology support services at an agreed-upon compensation through at least September 30, 2008. Under these agreements, Menlo Logistics reported revenue of $10.9 million in 2007, primarily for information-technology services provided to GM.

Con-way Inc.

Notes to Consolidated Financial Statements—(Continued)

Summarized Financial Information for Vector

The table below summarizes results of operations of Vector. As described above, Vector’s segment results prior to June 30, 2006 include the proportionate share of Vector’s net income, and subsequent to June 30, 2006, include only profits associated with the settlement of business-case activity related to the periods prior to June 30, 2006.

	Six Months Ended June 30, 2006	December 31, 2005
	(Dollars in thousands)
Revenues	$43,349	$88,440
Operating Income	13,301	22,521
Income Before Income Taxes	14,173	23,832
Net Income	10,420	18,895

6. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2007	2006
	(Dollars in thousands)
Compensated absences	$74,408	$60,912
Employee benefits	56,290	28,246
Incentive compensation	33,957	29,175
Wages and salaries	32,012	26,588
Taxes other than income taxes	23,771	18,221
Estimated revenue adjustments	8,372	10,848
Interest	6,681	6,253
Other	31,134	27,682

Total accrued liabilities	$266,625	$207,925

7. Debt and Other Financing Arrangements

Long-term debt and guarantees consisted of the following:

	December 31,
	2007	2006
	(Dollars in thousands)
Mortgage note payable, 7.63%, due 2008 (interest payable monthly)	$2,004	$2,039
Primary DC Plan Notes guaranteed, 8.54%, due through 2009 (interest payable semi-annually)	43,400	62,000
Promissory note, 6.00%, due 2009 (interest paid quarterly)	1,100	—
8 7/8% Notes due 2010 (interest payable semi-annually), net of discount and including fair market value adjustment	214,026	219,515
7.25% Senior Notes due 2018 (interest payable semi-annually)	425,000	—
6.70% Senior Debentures due 2034 (interest payable semi-annually), net of discount	292,896	292,804

	978,426	576,358
Less current maturities	(22,704)	(18,635)

Long-term debt and guarantees	$955,722	$557,723

Con-way Inc.

Notes to Consolidated Financial Statements—(Continued)

Revolving Credit Facility: Con-way has a $400 million revolving credit facility that matures on September 30, 2011. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to $400 million. At December 31, 2007 and 2006, no borrowings were outstanding under the revolving credit facility. At December 31, 2007, $213.3 million of letters of credit were outstanding, with $186.7 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions to borrowing. The total letters of credit outstanding at December 31, 2007 provided collateral for Con-way’s self-insurance programs.

Borrowings under the agreement bear interest at a rate based upon the lead bank’s base rate or eurodollar rate plus a margin dependent on either Con-way’s senior debt credit ratings or a leverage ratio. The credit facility fee ranges from 0.07% to 0.175% applied to the total facility of $400 million based on Con-way’s current credit ratings. The revolving facility is guaranteed by certain of Con-way’s material domestic subsidiaries and contains two financial covenants: (i) a leverage ratio and (ii) a fixed-charge coverage ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) the incurrence of additional subsidiary indebtedness.

Other Credit Facilities and Short-term Borrowings: Con-way had other uncommitted unsecured credit facilities totaling $48.0 million at December 31, 2007, which are available to support letters of credit, bank guarantees, and overdraft facilities; at that date, a total of $16.6 million was outstanding under these facilities.

In connection with MW’s acquisition of Cougar Logistics, MW assumed short-term borrowings, which were outstanding under unsecured credit facilities. On December 31, 2007, $4.8 million of short-term borrowings and $7.7 million of bank guarantees, letters of credit and overdraft facilities were outstanding, leaving $12.2 million of available capacity subject to compliance with certain restrictive covenants, including limitations on the incurrence of liens. Borrowings under the credit facilities are denominated in foreign currencies and bear variable interest rates currently ranging from 2.38% to 2.85%. The credit facility fees range from 0.5% to 1.25% on the amount of outstanding bank guarantees and letters of credit.

In addition, MW assumed $0.3 million of short-term borrowings in its acquisition of Chic Logistics. These foreign-currency denominated borrowings were outstanding at December 31, 2007 and bear interest of 7.23%.

Mortgage Note Payable: Con-way’s mortgage note payable was repaid in February 2008.

Primary DC Plan Notes: Con-way guarantees the notes issued by Con-way’s Retirement Savings Plan, a voluntary defined contribution retirement plan that is more fully discussed in Note 11, “Employee Benefit Plans.” Of the $43.4 million outstanding under the Series B notes, $20.7 million was repaid in January 2008, leaving $22.7 million maturing in January 2009.

Holders of the Series B notes issued by Con-way’s defined contribution retirement plan have the right to require Con-way to repurchase those notes if, among other things, both Moody’s and Standard & Poor’s credit-rating agencies have publicly rated Con-way’s long-term senior debt at less than investment grade unless, within 45 days, Con-way shall have obtained, through a guarantee, letter of credit or other permitted credit enhancement or otherwise, a credit rating for such notes of at least “A” from Moody’s or Standard & Poor’s (or another nationally recognized rating agency selected by the holders of such notes) and shall maintain a rating on such notes of “A” or better thereafter.

Promissory Note: In connection with Con-way’s acquisition of CFI, Con-way assumed a $1.1 million promissory note that bears interest of 6.0% and is due in full on December 31, 2009.

Con-way Inc.

Notes to Consolidated Financial Statements—(Continued)

8 7/8% Notes due 2010: The $200 million aggregate principal amount of 8 7/8% Notes contain certain covenants limiting the incurrence of additional liens. Prior to their termination in December 2002, Con-way had designated four interest rate swap derivatives as fair-value hedges to mitigate the effects of interest-rate volatility on the fair value of Con-way’s 8 7/8% Notes. At the termination date, the $39.8 million estimated fair value of these fair-value hedges was offset by an equal increase to the carrying amount of the hedged fixed-rate long-term debt. The $39.8 million cumulative adjustment of the carrying amount of the 8 7/8% Notes is accreted to future earnings at the effective interest rate until the debt is extinguished, at which time any unamortized fair-value adjustment would be fully recognized in earnings. Including accretion of the fair-value adjustment and amortization of a $1.2 million discount recognized upon issuance, interest expense on the 8 7/8% Notes Due 2010 will be recognized at an annual effective interest rate of 5.6%.

7.25% Senior Notes due 2018: On August 23, 2007, Con-way entered an agreement that established a $500.0 million bridge-loan facility. On that date, Con-way borrowed $425.0 million under the bridge-loan facility to fund a portion of the purchase price of CFI. On December 27, 2007, Con-way issued $425.0 million of 7.25% Senior Notes and used the net proceeds of the offering and cash on hand to repay all amounts outstanding under the bridge-loan facility. In connection with the issuance of the 7.25% Senior Notes, Con-way capitalized $4.0 million of underwriting fees and related debt costs, which will be amortized on the effective-interest method. The 7.25% Senior Notes bear interest at a rate of 7.25% per year, payable semi-annually on January 15 and July 15 of each year, beginning on July 15, 2008. Con-way may redeem the 7.25% Senior Notes, in whole or in part, on not less than 30 nor more than 60-days’ notice, at a redemption price equal to the greater of (i) the principal amount being redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, discounted at the redemption date on a semi-annual basis at the rate payable on a Treasury note having a comparable maturity plus 50 basis points. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) the incurrence of additional subsidiary indebtedness.

Holders of the 7.25% Senior Notes have the right to require Con-way to repurchase the notes if, upon the occurrence of both (i) a change in control, and (ii) a below investment-grade rating by any two of Moody’s, Standard and Poor’s, or Fitch Ratings. The repurchase price would be equal to 101% of the aggregate principal amount of the notes repurchased plus any accrued and unpaid interest.

Senior Debentures due 2034: The $300 million aggregate principal amount of Senior Debentures bear interest at the rate of 6.70% per year, payable semi-annually on May 1 and November 1 of each year. Con-way may redeem the Senior Debentures, in whole or in part, on not less than 30 nor more than 60-days’ notice, at a redemption price equal to the greater of (1) the principal amount being redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Debentures being redeemed, discounted at the redemption date on a semi-annual basis at the rate payable on a Treasury note having a comparable maturity plus 35 basis points. The Senior Debentures were issued under an indenture that restricts Con-way’s ability, with certain exceptions, to incur debt secured by liens. Including amortization of a $7.4 million discount recognized upon issuance, interest expense on the 6.70% Senior Debentures Due 2034 will be recognized at an annual effective interest rate of 6.90%.

Other: Con-way’s consolidated interest expense as presented in the statements of consolidated income is net of capitalized interest of $514,000 in 2007, $917,000 in 2006, and $136,000 in 2005. The aggregate annual maturities of long-term debt and guarantees for the next five years ending December 31 are $22.7 million in 2008, $23.8 million in 2009, $200.0 million in 2010, with no principal payments due in 2011 and 2012.

At December 31, 2007, Con-way’s senior unsecured debt was rated as investment grade by Standard and Poor’s (BBB), Fitch Ratings (BBB), and Moody’s (Baa3).

Con-way Inc.

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007 and 2006, the estimated fair value of long-term debt was $1.1 billion and $600 million, respectively. Fair values were estimated based on current rates offered for debt with similar terms and maturities.

8. Leases

Con-way and its subsidiaries are obligated under non-cancelable operating leases for certain facilities, equipment, and vehicles. Certain leases also contain provisions that allow Con-way to extend the leases for various renewal periods. Future minimum lease payments with initial or remaining non-cancelable lease terms in excess of one year, at December 31, 2007, were as follows:

Operating Leases
(Dollars in thousands)
Year ending December 31:
2008	$62,673
2009	50,274
2010	33,673
2011	22,669
2012	13,360
Thereafter (through 2018)	18,563

Total minimum lease payments	$201,212

Future minimum lease payments in the table above are net of $3.4 million of sublease income expected to be received under non-cancelable sub-leases.

Rental expense for operating leases comprised the following:

	Years ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Minimum rentals	$94,951	$78,108	$85,925
Sublease rentals	(3,795)	(3,022)	(3,241)

	$91,156	$75,086	$82,684

Con-way Inc.

Notes to Consolidated Financial Statements—(Continued)

9. Income Taxes

The components of the provision for income taxes were as follows:

	Years ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Current provision
Federal	$51,721	$92,834	$96,128
State and local	6,629	14,429	9,374
Foreign	1,936	2,390	2,379

	60,286	109,653	107,881

Deferred provision (benefit)
Federal	26,168	10,346	8,148
State and local	2,355	(21)	4,068
Foreign	62	—	1,884

	28,585	10,325	14,100

	$88,871	$119,978	$121,981

Income taxes have been provided for foreign operations based upon the various tax laws and rates of the countries in which operations are conducted.

Con-way’s income-tax provision varied from the amounts calculated by applying the U.S. statutory income tax rate to the pretax income as shown in the following reconciliation:

	Years ended December 31,
	2007	2006	2005
Federal statutory tax rate	35.0%	35.0%	35.0%
State income tax rate, net of federal income tax benefit	2.9	2.9	2.9
Foreign taxes in excess of
U.S. statutory rate	0.4	0.1	0.2
Non-deductible operating expenses and tax-exempt income	0.2	—	(0.1)
Foreign tax credits, net	—	(0.2)	(0.8)
Utilization of capital-loss carryforward	—	(4.5)	—
IRS settlement	—	(3.0)	(2.2)
Fuel tax credit	(1.2)	—	—
Other, net	(0.7)	0.3	(0.4)

Effective income tax rate	36.6%	30.6%	34.6%

Con-way Inc.

Notes to Consolidated Financial Statements—(Continued)

The components of deferred tax assets and liabilities related to the following:

	December 31,
	2007	2006
	(Dollars in thousands)
Deferred tax assets
Employee benefits	$93,616	$172,010
Self-insurance accruals	46,836	43,699
Capital-loss carryforwards	29,898	11,763
Operating-loss carryforwards	8,768	7,938
Tax-credit carryforwards	5,216	3,854
Share-based compensation	6,814	2,854
Other	18,510	4,835
Valuation allowance	(41,599)	(21,164)

	$168,059	225,789

Deferred tax liabilities
Property, plant and equipment	225,582	122,467
Prepaid expenses	16,760	14,335
Revenue	9,726	9,431
Other	11,051	4,471

	263,119	150,704

Net deferred tax asset (liability)	$(95,060)	$75,085

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

Income tax receivables of $7.6 million and $31.5 million were included in other accounts receivable in Con-way’s consolidated balance sheets at December 31, 2007 and 2006, respectively.

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

Con-way’s sale of MWF in December 2004 generated a capital loss for tax purposes. Under current tax law, capital losses can only be used to offset capital gains. Since Con-way did not forecast any significant taxable capital gains in the five-year tax carryforward period, the $40.8 million cumulative sale-related tax benefit was fully offset by a valuation allowance of an equal amount. In 2005, the cumulative sale-related tax benefit and the associated valuation allowance declined to $30.0 million at December 31, 2005, due primarily to sale-related proceeds received from UPS and revisions to the tax effect of sale-related estimates. In 2006, the cumulative disposal-related tax benefit and the associated valuation allowance declined to $11.8 million at December 31, 2006, due primarily to capital gains recognized from the sale of Con-way’s membership interest in Vector and the sale of the expedited-shipping portion of the former Con-way Expedite and Brokerage business. In 2007, the

Con-way Inc.

Notes to Consolidated Financial Statements—(Continued)

cumulative sale-related tax benefit and the associated valuation allowance increased to $29.9 million at December 31, 2007, due primarily to a revision to MWF’s tax basis, which Con-way initially estimated at the time of MWF’s sale. Of the remaining $29.9 million of capital-loss carryforwards at December 31, 2007, $28.8 million will expire at year-end 2009 and $1.1 million will expire at year-end 2010.

At December 31, 2007, Con-way also has $8.8 million of operating-loss carryforwards and $5.2 million of tax-credit carryforwards, which are available to reduce federal, state and foreign income taxes in future years. These deferred tax assets have been reduced by a valuation allowance of $11.0 million based on Con-way’s current uncertainty over whether it will generate sufficient state and foreign taxable income to fully utilize these carryforwards.

The cumulative undistributed earnings of Con-way’s foreign subsidiaries (approximately $46.6 million at December 31, 2007), which if remitted, are subject to withholding tax, have been indefinitely reinvested in the respective foreign subsidiaries’ operations until it becomes advantageous for tax or foreign exchange reasons to remit these earnings. Therefore, no withholding or U.S. taxes have been provided on this amount. The amount of withholding tax that would be payable on remittance of the undistributed earnings would approximate $2.0 million.

Uncertain Tax Positions

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Tax positions shall be recognized in the financial statements only when it is more likely than not that the position will be sustained upon examination by a taxing authority. If the position meets the more-likely-than-not criteria, it should be measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. It requires previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold to be derecognized in the first subsequent financial reporting period in which the threshold is no longer met.

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

At December 31, 2007, Con-way’s estimate of gross tax-affected unrecognized tax benefits increased to $15.2 million (including $5.4 million of accrued interest and penalties), due primarily to liabilities assumed with Con-way’s acquisition of CFI and Chic Logistics. Con-way will complete in 2008 a review of the preliminary exposures that it could not quantify at December 31, 2007 due to incomplete information. Under provisions of the purchase agreements, Con-way has the right to indemnification from the sellers for failure to file required tax returns or pay required taxes prior to the completion of the sale. At December 31, 2007, Con-way estimated that $3.7 million of the unrecognized tax benefits, if recognized, would change the effective tax rate. During the year ended December 31, 2007, no material amount of interest or penalties were included in tax expense. In the next 12 months, it is reasonably possible that the total of unrecognized tax benefits will decrease in the range of $1.0 to $1.3 million due to settlement agreements Con-way expects to reach with various states regarding unfiled tax returns for CFI.

Con-way Inc.

Notes to Consolidated Financial Statements—(Continued)

The following summarizes the changes in the unrecognized tax benefits during the year, excluding interest and penalties:

(Dollars in thousands)
Balance at January 1, 2007	$6,362
Unrecognized tax benefits on acquisitions	4,386
Gross decreases—prior-period tax positions	(273)
Gross increases—current-period tax positions	500
Settlements	(324)
Lapse of statute of limitations	(858)

Balance at December 31, 2007	$9,793

In the normal course of business, Con-way is subject to examination by taxing authorities throughout the world. With few exceptions, Con-way is no longer subject to federal examinations for years before 2003, and is no longer subject to state, local, and foreign income-tax examinations for years before 1999. However, certain years remain subject to examination in the relevant jurisdictions, including the years from 2003 to 2007 for federal income taxes and the years from 1999 to 2007 for state, local and foreign income taxes. Where no tax return has been filed, no statute of limitations applies. Accordingly, if a tax jurisdiction reaches a conclusion that a filing requirement does exist, then additional years may be reviewed by the tax authority.

10. Shareholders’ Equity

Series B Preferred Stock: In 1989, the Board of Directors designated a series of 1,100,000 preferred shares as Series B Cumulative Convertible Preferred Stock, $.01 stated value, which is held by the Con-way Retirement Savings Plan. The preferred stock is convertible into common stock, as described in Note 11, “Employee Benefit Plans,” at the rate of 4.71 shares for each share of preferred stock subject to antidilution adjustments in certain circumstances and ranks senior to Con-way’s common stock. Holders of the preferred stock are entitled to vote with the common stock and are entitled to a number of votes in such circumstances equal to the product of (a) 1.3 multiplied by (b) the number of shares of common stock into which the preferred stock is convertible on the record date of such vote. Holders of the preferred stock are also entitled to vote separately as a class on certain other matters. The plan trustee is required to vote the allocated shares based upon instructions from the participants; unallocated shares are voted in proportion to the voting instructions received from the participants with allocated shares.

Accumulated Other Comprehensive Income (Loss): Con-way reports all changes in equity except those resulting from investment by owners and distribution to owners as comprehensive income (loss) in the statements of consolidated shareholders’ equity. The following is a summary of the components of accumulated other comprehensive loss:

	December 31,
	2007	2006
	(Dollars in thousands)
Accumulated foreign currency translation adjustments	$(12)	$(711)
Employee benefit plans, net of deferred tax benefit of
$8,874 and $73,331, respectively	(13,880)	(114,699)

Accumulated other comprehensive loss	$(13,892)	$(115,410)

Con-way Inc.

Notes to Consolidated Financial Statements—(Continued)

Common Stock Repurchase Program: On April 24, 2006 Con-way’s Board of Directors authorized an expanded repurchase program that replaced a $300 million program approved in January 2005. Under the old program, Con-way repurchased common stock of $189.6 million from January 1, 2005 through April 24, 2006, and no additional shares will be repurchased under that program.

Under the expanded program, Con-way was authorized to repurchase an additional $400 million of common stock through open-market purchases and privately negotiated transactions from time to time in such amounts as management deemed appropriate through the end of the second quarter of 2007. Under the program, which concluded on June 29, 2007, Con-way repurchased common stock in the amount of $399.5 million.

11. Employee Benefit Plans

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

Effective January 1, 2007, Con-way’s Board of Directors approved changes to Con-way’s retirement benefits that are intended to preserve the retirement benefits earned by existing employees under Con-way’s primary qualified defined benefit pension plan (the “Primary DB Plan”) and its primary non-qualified supplemental defined benefit pension plan (the “Supplemental DB Plan”) while expanding benefits earned under its defined contribution retirement plan (the “Primary DC Plan”) and a new supplemental defined contribution retirement plan, which provides additional benefits for certain employees who are affected by IRC limitations on compensation eligible for benefits available under the Primary DC Plan. Beginning in 2007, these provisions increase expense related to the Primary DC Plan and eliminate the future service cost associated with the Primary DB Plan and the Supplemental DB Plan.

Adoption of SFAS 158

Effective January 1, 2007, Con-way adopted the measurement-date provisions of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of SFAS 87, 88, 106, and 132R,” which require employers to measure plan assets and obligations as of the end of the fiscal year. Accordingly, Con-way changed its measurement date to December 31 from November 30 for all of its defined benefit pension plans. Under the transition provisions of SFAS 158, Con-way recognized a $21.3 million decrease in plan-related employee benefit liabilities, an $8.3 million decline in related deferred tax assets, and a $13.0 million increase in shareholders’ equity. The beginning-of-period increase to shareholders’ equity consisted of a $2.6 million decline in retained earnings to recognize pension cost for December 2006 and a $15.6 million decline in accumulated other comprehensive loss primarily to recognize the effect of an increase in the plan-related discount rate to 5.95% at December 31, 2006 from 5.85% at November 30, 2006.

Effective on December 31, 2006, Con-way adopted the recognition and disclosure provisions of SFAS 158. Under the recognition provisions of SFAS 158, Con-way is required to recognize the overfunded or underfunded status of its defined benefit plans as an asset or liability, respectively.

Con-way Inc.

Notes to Consolidated Financial Statements—(Continued)

Defined Benefit Pension Plans

Con-way’s qualified defined benefit pension plans (collectively, the “Qualified Pension Plans”) consist mostly of the Primary DB Plan, which covers the non-contractual employees and former employees of Con-way’s continuing operations as well as former employees of its discontinued operations. Con-way’s other qualified defined benefit pension plans cover only the former employees of discontinued operations (“Forwarding DB Plans”).

Con-way also sponsors the Supplemental DB Plan and several other unfunded non-qualified benefit plans (collectively, the “Non-Qualified Pension Plans”). The Supplemental DB Plan provides additional benefits for certain employees who are affected by IRC limitations on compensation eligible for benefits available under the qualified Primary DB Plan.

Benefits

Effective January 1, 2007, no new employees are eligible to participate in the Primary DB Plan and the Supplemental DB Plan. Employees that were participating at December 31, 2006 retain all accrued benefits and credited service time earned, with credited service capped at December 31, 2006. Future benefit plan payments will be calculated from the five highest years of earnings in any of the past ten years preceding retirement or, for employees retiring after December 31, 2016, in any of the past ten years preceding December 31, 2016.

The cessation of EWA’s operations in 2001 and the sale of MWF in 2004 resulted in a partial termination of the Forwarding DB Plans, and as a result, all participants became fully vested and no material benefits accrue under these plans.

Plan Assets

Assets of the Qualified Pension Plans are managed to long-term strategic allocation targets. Those targets are developed by analyzing a variety of diversified asset-class combinations in conjunction with the projected liability, costs, and liability duration of the Qualified Pension Plans. Asset allocation studies are generally conducted every 3 to 5 years and the targets are reviewed to determine if adjustments are required. Once allocation percentages are established, the portfolio is periodically rebalanced to those targets. The Qualified Pension Plans seek to mitigate investment risk by investing across asset classes.

The Qualified Pension Plans’ investment managers do not use market timing strategies and do not use financial derivative instruments to manage risk, except as described in this paragraph. Generally, the investment managers are prohibited from short selling, trading on margin, trading warrants or other options, except when acquired as a result of the purchase of another security, or in the case of options, when sold as part of a covered position. The Qualified Pension Plans’ investment managers are further prohibited from trading commodities but may trade financial futures and options when specifically approved by the Con-way Inc. Administrative Committee, or its designated representative.

Con-way Inc.

Notes to Consolidated Financial Statements—(Continued)

The assumption of 8.5% for the overall expected long-term rate of return in 2008 was developed using return, risk (defined as standard deviation), and correlation expectations. The return expectations are created using long-term historical returns and current market expectations for inflation, interest rates and economic growth.

	December 31,
	2007	2006	Target Allocation
Asset Category:
Domestic equity	58%	56%	60%
International equity	16%	17%	15%
Fixed income	18%	19%	18%
Real estate	7%	7%	7%
Other	1%	1%	—

Total	100%	100%	100%

Con-way’s annual pension expense and contributions are based on actuarial computations at the actuarial plan measurement date in December of each year. Con-way’s funding practice is to evaluate its tax and cash position and the Qualified Pension Plans’ funded status to maximize the tax deductibility of its contributions for the year. Con-way does not expect to contribute to the Qualified Pension Plans in 2008; however, this could change based on changes in interest rates and asset returns.

Con-way Inc.

Notes to Consolidated Financial Statements—(Continued)

Funded Status of Defined Benefit Pension Plans

The following table reports the changes in the projected benefit obligation, the fair value of plan assets, and the determination of the amounts recognized in the consolidated balance sheets for Con-way’s defined benefit pension plans at December 31:

	Qualified Pension Plans		Non-Qualified Pension Plans
	2007	2006	2007	2006
	(Dollars in thousands)
Accumulated benefit obligation	$1,000,174	$1,064,163	$67,033	$72,626
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,198,507	$1,097,278	$78,801	$74,552
Adjustments due to adoption of SFAS 158 measurement-date provisions	(12,245)	—	(823)	—
Service cost—benefits earned during the year	109	62,365	—	845
Interest cost on projected benefit obligation	67,236	65,861	4,321	4,495
Plan amendments	—	(41,611)	—	(433)
Actuarial loss (gain)	(155,387)	44,785	(7,713)	4,129
Benefits paid	(30,038)	(30,171)	(4,520)	(4,787)

Projected benefit obligation at end of year	$1,068,182	$1,198,507	$70,066	$78,801

Change in plan assets:
Fair value of plan assets at beginning of year	$1,118,413	$924,812	$—	$—
Adjustments due to adoption of SFAS 158 measurement-date provisions	9,088	—	—	—
Actual return on plan assets	47,058	148,772	—	—
Con-way contributions	12,700	75,000	—	—
Benefits paid	(30,038)	(30,171)	—	—

Fair value of plan assets at end of year	$1,157,221	$1,118,413	$—	$—

Funded status of the plans	$89,039	$(80,094)	$(70,066)	$(78,801)

Amounts recognized in the balance sheet consist of:
Other assets	$89,039	$—	$—	$—
Current liabilities	—	—	(4,948)	(2,850)
Long-term liabilities	—	(80,094)	(65,118)	(75,951)

Net amount recognized	$89,039	$(80,094)	$(70,066)	$(78,801)

Plans with an accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$—	$26,728	$67,033	$72,626
Fair value of plan assets	—	25,765	—	—
Plans with a projected benefit obligation in excess of plan assets:
Projected benefit obligation	$—	$1,170,805	$70,066	$78,801
Fair value of plan assets	—	1,075,903	—	—
Weighted-average assumptions as of December 31:
Discount rate	6.60%	5.85%	6.60%	5.85%
Expected long-term rate of return on assets	8.50%	8.50%	—	—
Rate of compensation increase	4.20%	4.30%	4.20%	4.30%

Con-way Inc.

Notes to Consolidated Financial Statements—(Continued)

The amounts included in accumulated other comprehensive income (loss) that have not yet been recognized in net periodic benefit expense, consist of the following:

	Qualified Pension Plans		Non-Qualified Pension Plans
	2007	2006	2007	2006
	(Dollars in thousands)
Actuarial loss	$(30,162)	$(162,084)	$(23,022)	$(33,871)
Prior-service credit	36,823	40,263	392	432
Deferred tax	(2,598)	47,510	8,826	13,041

	$4,063	$(74,311)	$(13,804)	$(20,398)

The prior-service credit for the Qualified Pension Plans that will be amortized from accumulated other comprehensive loss during 2008 is $3.2 million. The actuarial loss for the Non-Qualified Pension Plans that will be amortized from accumulated other comprehensive loss during 2008 is $1.5 million.

Net periodic benefit expense (income) for the years ended December 31 includes the following:

	Qualified Pension Plans			Non-Qualified Pension Plans
	2007	2006	2005	2007	2006	2005
	(Dollars in thousands)
Service cost—benefits earned during the year	$109	$62,365	$50,667	$—	$845	$830
Interest cost on benefit obligation	67,236	65,861	57,297	4,321	4,495	4,161
Expected return on plan assets	(95,317)	(80,635)	(65,190)	—	—	—
Amortization of prior-service cost (credit)	(3,174)	810	1,382	(38)	(15)	(15)
Amortization of actuarial loss	—	8,389	2,977	2,085	2,395	1,972
Curtailment loss (gain)	—	1,689	—	—	(106)	—

Net periodic benefit expense (income)	$(31,146)	$58,479	$47,133	$6,368	$7,614	$6,948

Weighted-average assumptions:
Discount rate	5.95%	6.00%	6.25%	5.95%	6.00%	6.25%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%	—	—	—
Rate of compensation increase	4.20%	4.30%	4.00%	4.20%	4.30%	4.00%

As a result of plan amendments that became effective on January 1, 2007, Con-way recognized a curtailment loss of $1.6 million in 2006 for immediate recognition of unrecognized prior-service costs. In addition, changes due to the amendments reduced the projected benefit obligation of the defined benefit pension plans, which will be amortized as a reduction to future pension expense.

Con-way Inc.

Notes to Consolidated Financial Statements—(Continued)

In 2007, changes in plan assets and benefit obligations recognized in other comprehensive income consisted of the following:

	Qualified Pension Plans	Non-Qualified Pension Plans

	(Dollars in thousands)
Actuarial loss	$65,348	$4,705

Total recognized in other comprehensive income	$65,348	$4,705
Amortization of actuarial loss	$—	$1,272
Amortization of prior-service credit	(1,936)	(23)

Total recognized in net periodic benefit expense and other comprehensive income	$63,412	$5,954

Expected benefit payments for the defined benefit pension plans are summarized below. These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.

	Qualified Pension Plans	Non-Qualified Pension Plans

	(Dollars in thousands)
Year ending December 31:
2008	$32,447	$4,945
2009	35,042	4,957
2010	37,867	5,000
2011	41,220	5,019
2012	45,051	5,081
2013-2017	291,870	26,283

Defined Contribution Retirement Plan

The Primary DC Plan is a voluntary defined contribution plan with a leveraged employee-stock ownership plan feature, for non-contractual U.S. employees with salary deferral qualified under Section 401(k) of the IRC. In 1989, the Primary DC Plan borrowed $150.0 million to purchase 986,259 shares of preferred stock, which may only be held by the Primary DC Plan trustee or another plan trustee.

Effective January 1, 2007, amendments to Con-way’s Primary DC Plan increased the contributions made by Con-way to its employees’ 401(k) accounts. Con-way increased its discretionary matching contributions under the Primary DC Plan to 50% of the first six percent of employees’ eligible compensation (from 50% of the first three percent of eligible compensation) and now makes additional contributions to employees’ 401(k) accounts based on years of service. As a result, Con-way’s expense related to its contributions under the Primary DC Plan was $84.4 million in 2007, $14.8 million in 2006, and $13.8 million in 2005. At December 31, 2007 and 2006, Con-way had recognized accrued liabilities of $21.9 million and $1.4 million, respectively, for its contributions related to the Primary DC Plan.

The preferred stock earns a dividend of $12.93 per share and is used to pay debt service on the Primary DC Plan Notes. Dividends on these preferred shares are deductible for income tax purposes and, accordingly, are reflected net of their tax benefits in the statements of consolidated income. Allocation of preferred stock to participants’ accounts is based upon the ratio of the current year’s principal and interest payments to the total debt of the Primary DC Plan. Since Con-way guarantees the debt, it is reflected in long-term debt and guarantees in the consolidated balance sheets. The guarantees of the Primary DC Plan Notes are reduced as principal is paid.

Con-way Inc.

Notes to Consolidated Financial Statements—(Continued)

Each share of preferred stock is convertible into common stock, upon an employee ceasing participation in the plan or upon election by the employee, at a rate generally equal to the number of shares of common stock that could be purchased for $152.10, but not less than the minimum conversion rate of 4.71 shares of common stock for each share of preferred stock.

Deferred compensation expense is recognized as the preferred shares are allocated to participants and is equivalent to the cost of the preferred shares allocated. Deferred compensation expense of $10.7 million, $9.1 million, and $8.5 million was recognized in 2007, 2006, and 2005, respectively.

At December 31, 2007, the Primary DC Plan owned 560,998 shares of preferred stock, of which 424,211 shares have been allocated to employees. At December 31, 2007, the estimated fair value of the 136,787 unallocated shares was $30.4 million. At December 31, 2007, Con-way has reserved authorized and unissued common stock adequate to satisfy the conversion feature of the preferred stock.

Postretirement Medical Plan

Con-way sponsors a postretirement medical plan that provides benefits to certain non-contractual employees at least 55 years of age with at least 10 years of service (the “Postretirement Plan”). The Postretirement Plan does not provide employer-subsidized retiree medical benefits for employees hired on or after January 1, 1993.

The following sets forth the changes in the benefit obligation and the determination of the amounts recognized in the consolidated balance sheets for the Postretirement Plan at December 31:

	2007	2006
	(Dollars in thousands)
Change in benefit obligation:
Projected and accumulated benefit obligation at beginning of year	$128,048	$127,126
Service cost—benefits earned during the year	2,809	2,311
Interest cost on projected benefit obligation	7,050	7,142
Actuarial loss (gain)	(19,052)	2,585
Participant contributions	1,863	1,959
Plan change	(4,458)	(3,381)
Benefits paid	(9,942)	(9,694)

Projected and accumulated benefit obligation at end of year	$106,318	$128,048

Funded status of the plan	$(106,318)	$(128,048)

Amounts recognized in the balance sheet consist of:
Current liabilities	$(7,735)	$(7,000)
Long-term liabilities	(98,583)	(121,048)

Net amount recognized	$(106,318)	$(128,048)

Discount rate assumption as of December 31	6.25%	5.60%

Con-way Inc.

Notes to Consolidated Financial Statements—(Continued)

The amounts included in accumulated other comprehensive income (loss) that have not yet been recognized in net periodic benefit expense consist of the following:

	2007	2006
	(Dollars in thousands)
Actuarial loss	$(14,231)	$(36,305)
Prior-service credit	7,446	3,535
Deferred tax benefit	2,646	12,780

	$(4,139)	$(19,990)

During 2008, actuarial losses and prior-service credits of $0.4 million and $1.2 million, respectively, will be amortized from accumulated other comprehensive loss.

Net periodic benefit expense for the years ended December 31 includes the following:

	2007	2006	2005
	(Dollars in thousands)
Service cost—benefits earned during the year	$2,809	$2,311	$1,515
Interest cost on benefit obligation	7,050	7,142	6,351
Net amortization and deferral	2,475	2,456	2,184
Curtailment loss	—	—	1,007

Net periodic benefit expense	$12,334	$11,909	$11,057

Discount rate assumption at December 31	5.60%	5.75%	6.00%

Included in the presentation above is benefit expense of $5.2 million in 2005 that relates to discontinued operations and was reported in discontinued operations in Con-way’s consolidated statements of income.

In 2007, changes in the benefit obligation recognized in other comprehensive income consisted of the following:

(Dollars in thousands)
Actuarial loss	$543
Prior-service credit	13,799

Total recognized in other comprehensive income	$14,342
Amortization of actuarial loss	$1,843
Amortization of prior-service credit	(334)

Total recognized in net periodic benefit expense and other comprehensive income	$15,851

Con-way Inc.

Notes to Consolidated Financial Statements—(Continued)

Expected benefit payments, which reflect expected future service, as appropriate, are summarized below. These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.

Benefit Payments
(Dollars in thousands)
Year ending December 31:
2008	$7,475
2009	7,785
2010	8,298
2011	8,832
2012	9,161
2013-2017	50,972

The assumed health-care cost trend rates used to determine the benefit obligation are as follows:

	2007	2006
Change in benefit obligation:
Health-care cost trend rate assumed for next year	8.75%	9.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.50%
Year that the rate reaches the ultimate trend rate	2017	2013

Assumed health-care cost trends affect the amounts reported for Con-way’s postretirement benefits. A one-percentage-point change in assumed health-care cost trend rates would change the aggregate service and interest cost by approximately $0.5 million and the accumulated and projected benefit obligation by approximately $4.6 million.

Other Compensation Plans

Con-way and each of its subsidiaries have adopted various plans relating to the achievement of specific goals to provide incentive compensation for designated employees. Total compensation earned by salaried participants of those plans was $30.6 million in 2007, $29.4 million in 2006, and $38.6 million in 2005 and by hourly participants was $28.3 million in 2007, $20.7 million in 2006, and $29.8 million in 2005.

12.   Share-Based Compensation

Under terms of the share-based compensation plans, Con-way grants various types of share-based compensation awards to employees and directors. The plans provide for awards in the form of stock options, nonvested stock (also known as restricted stock), and performance-share plan units.

Stock options are granted at prices equal to the market value of the common stock on the date of grant and expire 10 years from the date of grant. Generally, stock options are granted with three- or four-year graded-vesting terms, under which one-third or one-fourth of the award vests each year, respectively. Stock options granted in and after December 2004 generally have three-year graded-vesting terms, while stock options issued before that date generally have four-year graded-vesting terms. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the stock option plans). Effective September 26, 2006, Con-way’s Compensation Committee established vesting provisions for new option awards that provide for immediate vesting of unvested shares upon retirement. Stock options issued before that date generally provide for continued vesting subsequent to the employee’s retirement.

Con-way Inc.

Notes to Consolidated Financial Statements—(Continued)

Shares of nonvested stock are valued at the market price of Con-way’s common stock at the date of award and are generally granted with three-year graded-vesting terms.

In 2007, Con-way awarded performance-share plan units (“PSPUs”) to its officer-level employees. These shares are valued at the market price of Con-way’s common stock at the date of the award and vest three years from the grant date if certain performance criteria are achieved. The number of shares the award recipients ultimately receive depends upon the achievement of certain performance criteria and can range from 0% to 200% of the grant target. PSPUs are subject to forfeiture if an award recipient leaves Con-way during the three-year period. The amount of expense recorded each period is based on Con-way’s current estimate of the number of shares that will ultimately vest.

At December 31, 2007, Con-way had 5,451,220 common shares available for the grant of stock options, restricted stock, or other share-based compensation under its equity plans.

Effective January 1, 2006, Con-way adopted the provisions of SFAS 123R, which require recognition of compensation expense to share-based payment awards issued to Con-way’s employees and directors. Con-way previously applied the recognition provisions of APB 25 and provided the required pro forma disclosures under SFAS 123.

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

Con-way Inc.

Notes to Consolidated Financial Statements—(Continued)

The table below is presented for comparative purposes and illustrates the pro forma effect on net income and earnings per share as if Con-way had applied the fair-value recognition provisions of SFAS 123 to share-based compensation prior to January 1, 2006:

Year Ended December 31, 2005
(Dollars in thousands except per share data)
Net income available to common shareholders, as reported	$214,034
Share-based compensation expense included in reported income, net of tax	1,239
Compensation expense, net of tax, that would have been included in net income if the fair-value method had been applied	(5,931)

Pro forma net income as if the fair-value method had been applied	$209,342

Earnings per share:
Basic:
As reported	$4.10

Pro forma	$4.01

Diluted:
As reported	$3.83

Pro forma	$3.74

Effect of the Adoption of SFAS 123R

Con-way adopted SFAS 123R using the modified prospective transition method beginning January 1, 2006. Under the modified prospective method, compensation expense recognized in periods subsequent to 2005 includes (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, adjusted for estimated forfeitures, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

	Year Ended December 31, 2007			Year Ended December 31, 2006
	Stock Options	Nonvested Stock and PSPUs	Total	Stock Options	Nonvested Stock	Total
	(Dollars in thousands)
Salaries, wages and other employee benefits	$6,873	$4,362	$11,235	$5,797	$1,630	$7,427
Deferred income tax benefit	(2,625)	(1,701)	(4,326)	(2,225)	(636)	(2,861)

Net share-based compensation expense	$4,248	$2,661	$6,909	$3,572	$994	$4,566

Con-way Inc.

Notes to Consolidated Financial Statements—(Continued)

SFAS 123R requires the benefits on tax deductions in excess of recognized compensation expense to be reported as a financing cash flow rather than as an operating activity, as required by APB 25. In accordance with SFAS 123R, $0.6 million and $2.7 million of excess tax benefits were reported as financing cash flows in 2007 and 2006, respectively. Cash flows in 2005 have not been reclassified.

Valuation Assumptions

The fair value of each stock option grant is estimated using the Black-Scholes option-pricing model. The following is a summary of the weighted-average assumptions used and the calculated weighted-average fair value:

	2007	2006	2005
Estimated fair value	$12.15	$16.73	$18.17
Risk-free interest rate	4.5%	4.8%	3.8%
Expected life (years)	4.00	4.50	5.53
Expected volatility	27%	31%	42%
Expected dividend yield	0.86%	1.08%	1.18%

The risk-free interest rate is determined using the U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The expected life of the option is derived from a binomial lattice model, and is based on the historical rate of voluntary exercises, post-vesting terminations and volatility. Expected volatility is based on the historical volatility of Con-way’s common stock over the most recent period equal to the expected term of the option.

Share-Based Payment Award Activity

The following table summarizes stock-option award activity for 2007:

	Stock Options
	Number of Options	Wtd-Avg. Exercise Price
Outstanding at December 31, 2006	1,643,290	$39.05
Granted	585,100	46.76
Exercised	(247,657)	33.23
Expired or cancelled	(95,162)	48.32

Outstanding at December 31, 2007	1,885,571	$41.74

Exercisable at December 31, 2007	1,040,666	$37.07

	Outstanding	Exercisable
Weighted-average remaining contractual term	6.82 years	5.48 years
Aggregate intrinsic value (in thousands)	$7,808	$7,394

The aggregate intrinsic value reported in the table above represents the total pretax value, based on Con-way’s closing common stock price of $41.54 at December 31, 2007 that would have been received by employees and directors had all of the holders exercised their in-the-money stock options on that date. In 2007 and 2006, the aggregate intrinsic value of exercised options was $4.4 million and $9.7 million, respectively. The total amount of cash received from the exercise of options in 2007 and 2006 was $8.2 million and $12.2 million, respectively, and the related tax benefit realized from the exercise of options was $1.5 million and $4.3 million, respectively.

Con-way Inc.

Notes to Consolidated Financial Statements—(Continued)

The total unrecorded deferred compensation cost on stock options, net of forfeitures, was $5.9 million, which is expected to be recognized over a weighted-average period of 1.46 years.

The following table summarizes nonvested stock and PSPUs activity for 2007:

	Nonvested Stock		PSPUs
	Number of Awards	Wtd.-Avg. Grant-Date Price	Number of Awards	Wtd.-Avg. Grant-Date Price
Outstanding at December 31, 2006	122,409	$44.12	—	$—
Awarded—Employees	38,500	46.65	164,203	46.69
Awarded—Directors	23,189	56.04	—	—
Vested	(42,572)	45.38	—	—
Forfeited	(11,500)	46.65	(22,868)	46.65

Outstanding at December 31, 2007	130,026	$46.35	141,335	$46.69

The total fair value of nonvested stock that became vested in 2007 and 2006 was $2.2 million and $3.1 million, respectively, based on Con-way’s closing common stock price on the vesting date. The total unrecorded deferred compensation cost on shares of nonvested stock, net of forfeitures, was $2.8 million, which is expected to be recognized over a weighted-average period of 1.38 years.

The total unrecorded deferred compensation associated with the awarded PSPUs reported in the table above was $4.1 million, which is expected to be recognized over a weighted-average period of 2.00 years. The ultimate expense recognized will vary based upon the ultimate number of shares that vest. The number of shares that ultimately vest can range from 0% to 200% of the shares disclosed depending upon the achievement of performance criteria.

In connection with the adoption of SFAS 123R, Con-way eliminated the deferred compensation on nonvested stock that had been recorded in shareholder’s equity. As required by SFAS 123R, Con-way also reduced an equal and related amount of additional paid-in capital on common stock.

13.	Commitments and Contingencies

Purchase Commitments

At December 31, 2007, Con-way had entered into purchase commitments to acquire $75.4 million of revenue equipment for delivery in 2008. In addition, Con-way entered into fuel purchase commitments with certain diesel fuel vendors. Under these commitments, Con-way has agreed to purchase, at market prices, a specified volume of fuel to be delivered ratably over the contract period, which expires in July 2008. Con-way estimates that it will purchase approximately $70.2 million of diesel fuel under these commitments, which represent only a portion of Con-way’s fuel needs during the contract period.

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

Con-way Inc.

Notes to Consolidated Financial Statements—(Continued)

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

14.	Segment Reporting

Con-way discloses segment information in the manner in which the business units are organized for making operating decisions, assessing performance and allocating resources. For financial-reporting purposes, Con-way is divided into the following five operating segments:

•

Freight. The Freight segment primarily consists of the operating results of the Con-way Freight business unit, which provides regional, inter-regional, and transcontinental less-than-truckload freight services throughout North America. In July 2006, Con-way sold the expedited-shipping portion of the former Con-way Expedite and Brokerage business. The remaining truckload-brokerage portion of that business was integrated with Menlo Logistics in January 2007.

Con-way Inc.

Notes to Consolidated Financial Statements—(Continued)

•

Logistics. The Logistics segment consists of the operating results of the Menlo Logistics business unit, which develops contract-logistics solutions, including the management of complex distribution networks and supply-chain engineering and consulting, and also provides domestic brokerage services.

•

Truckload. The Truckload segment includes the combined operating results of the Con-way Truckload business unit and the recently acquired CFI business unit. The combined businesses provide asset-based full-truckload freight services throughout North America, including services into and out of Mexico.

•

Vector. Prior to its sale, the Vector reporting segment consisted of Con-way’s proportionate share of the net income from Vector, a joint venture with GM. GM purchased Con-way’s membership interest in Vector in December 2006.

•

Other. The Other reporting segment consists of the operating results of Road Systems, a trailer manufacturer, and certain corporate activities for which the related income or expense has not been allocated to other reporting segments, including results related to corporate re-insurance activities and corporate properties.

Results of Con-way Truckload were previously reported in the Freight segment. In connection with the acquisition of CFI, which is more fully discussed in Note 2, “Acquisitions,” a new Truckload segment was created. Accordingly, the operating results of Con-way Truckload are reported in the Truckload segment and prior periods have been reclassified to conform to the current presentation.

Con-way Inc.

Notes to Consolidated Financial Statements—(Continued)

Financial Data

Management evaluates segment performance primarily based on revenue and operating income (loss). Accordingly, interest expense, investment income and other non-operating items are not reported in segment results. Corporate expenses are generally allocated based on measurable services provided to each segment, or for general corporate expenses, based on segment revenue and capital employed. Inter-segment revenue and related operating income have been eliminated to reconcile to consolidated revenue and operating income. Transactions within and between segments are generally made at cost, with the exception of inter-segment revenue of Road Systems, which is intended to reflect the fair value of trailers manufactured by Road Systems and sold to Con-way Freight and Con-way Truckload.

	Years ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Revenues from External Customers
Freight	$2,904,543	$2,852,909	$2,762,020
Logistics	1,297,056	1,355,301	1,339,674
Truckload	172,674	7,145	612
Other	13,090	6,123	13,269

	$4,387,363	$4,221,478	$4,115,575

Inter-segment Revenue Eliminations
Freight	$50,214	$62,370	$82,261
Logistics	318	226	—
Truckload	87,063	71,064	31,801
Other	27,930	91,091	52,671

	$165,525	$224,751	$166,733

Revenues before Inter-segment Eliminations
Freight	$2,954,757	$2,915,279	$2,844,281
Logistics	1,297,374	1,355,527	1,339,674
Truckload	259,737	78,209	32,413
Other	41,020	97,214	65,940
Inter-segment Revenue Eliminations	(165,525)	(224,751)	(166,733)

	$4,387,363	$4,221,478	$4,115,575

Operating Income (Loss)
Freight	$235,060	$321,204	$327,834
Logistics	25,599	25,649	26,672
Truckload	8,803	2,267	3,474
Vector	(2,699)	52,599	16,061
Other	(2,310)	109	(3,095)

	$264,453	$401,828	$370,946

Depreciation and Amortization, net of Accretion
Freight	$117,190	$113,712	$105,168
Logistics	8,126	6,859	8,627
Truckload	27,870	8,055	2,871
Other	9,107	10,574	7,601

	$162,293	$139,200	$124,267

Con-way Inc.

Notes to Consolidated Financial Statements—(Continued)

	Years ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Capital Expenditures
Freight	$113,068	$238,702	$176,441
Logistics	12,071	8,663	9,798
Truckload	10,437	48,951	22,427
Other	3,853	2,895	2,799

	$139,429	$299,211	$211,465

Assets
Freight	$1,379,288	$1,338,394	$1,237,369
Logistics	355,031	282,381	315,269
Truckload	935,761	71,684	27,474
Other	347,600	609,430	879,506

	$3,017,680	$2,301,889	$2,459,618

Geographic Data

For geographic reporting, freight transportation revenues are allocated equally between the origin and destination. Revenues for contract services are allocated to the country in which the services are performed. Long-lived assets outside of the United States were immaterial for all periods presented.

	Years ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Revenues
United States	$4,205,720	$4,072,007	$3,967,132
Canada	71,652	67,744	63,395
Other	109,991	81,727	85,048

Total	$4,387,363	$4,221,478	$4,115,575

Con-way Inc.

Notes to Consolidated Financial Statements—(Continued)

15. Quarterly Financial Data

Con-way Inc.

Quarterly Financial Data

(Unaudited)

(Dollars in thousands except per share data)

	March 31	June 30	September 30	December 31
2007—Quarter Ended [a]
Operating Results
Revenues	$1,002,191	$1,073,717	$1,111,293	$1,200,162
Operating Income [b]	49,120	77,621	67,682	70,030
Income from Continuing Operations before Income Tax Provision	45,792	75,120	61,926	59,808
Net Income from Continuing Operations Available to Common Shareholders [c]	24,922	47,685	37,272	36,936
Net Income Available to Common Shareholders [c]	27,841	46,375	37,272	34,464

Per Common Share
Basic Earnings
Net Income from Continuing Operations	$0.54	$1.05	$0.83	$0.82
Net Income Available to Common Shareholders	0.61	1.02	0.83	0.77
Diluted Earnings
Net Income from Continuing Operations	0.51	0.99	0.78	0.78
Net Income Available to Common Shareholders	0.57	0.96	0.78	0.73
Market Price
High	53.20	57.48	57.81	49.40
Low	44.15	49.50	42.65	38.05
Cash Dividends	0.10	0.10	0.10	0.10

2006—Quarter Ended
Operating Results
Revenues	$1,045,992	$1,100,052	$1,076,807	$998,627
Operating Income [b]	77,908	111,833	102,315	109,772
Income from Continuing Operations before Income Tax Provision	77,184	110,370	98,442	106,313
Net Income from Continuing Operations Available to Common Shareholders [c]	46,230	74,144	63,030	81,773
Net Income Available to Common Shareholders [c]	44,671	68,924	63,030	82,353

Per Common Share
Basic Earnings
Net Income from Continuing Operations	$0.89	$1.49	$1.32	$1.75
Net Income Available to Common Shareholders	0.86	1.39	1.32	1.76
Diluted Earnings
Net Income from Continuing Operations	0.84	1.40	1.24	1.65
Net Income Available to Common Shareholders	0.81	1.30	1.24	1.66
Market Price
High	58.12	61.87	59.07	49.42
Low	48.22	49.23	43.18	42.09
Cash Dividends	0.10	0.10	0.10	0.10

[a]	Effective August 23, 2007, Con-way acquired Contract Freighters, Inc. and affiliated companies (collectively, “CFI”). Under purchase-method accounting, CFI’s operating results are included only for periods subsequent to the acquisition.

Con-way Inc.

Notes to Consolidated Financial Statements—(Continued)

[b]	The comparability of Con-way’s consolidated operating income was affected by the following unusual income or expense:

•	Gain of $6.2 million in the third quarter of 2006 from the sale of assets related to Con-way Expedite

•	Gain of $41.0 million in the fourth quarter of 2006 from the sale of Con-way’s membership interest in Vector

•	Losses of $5.5 million and $1.5 million related to the restructuring activities at Con-way Freight and Con-way Truckload, respectively, in the third quarter of 2007

•	Loss of $7.7 million for restructuring activities at Con-way Freight in the fourth quarter of 2007

[c]	The comparability of Con-way's tax provision and net income was affected by the following:

•	Tax benefits of $7.2 million in the second quarter of 2006 related to the settlement with the IRS of previous tax filings

•	Tax benefits of $2.9 million in the third quarter of 2006 from the utilization of capital-loss carryforwards that offset tax on the sale of Con-way Expedite

•	Tax benefits of $14.8 million in the fourth quarter of 2006 from the utilization of capital-loss carryforwards that offset tax on the sale of Con-way’s membership interest in Vector

Revision of Results of Operations for the First Quarter of 2007

During the fourth quarter of 2007, Con-way identified adjustments related to the first quarter of 2007. Con-way has determined that those adjustments were not material to either the first or fourth quarter. However, for a more accurate presentation, Con-way has elected to revise the results of the first quarter of 2007 to reflect those immaterial adjustments as presented in the table below.

	Quarter Ended March 31, 2007
	As Reported	Adjustment	As Revised
Operating Results
Revenues	$1,002,191	$—	$1,002,191
Operating Income	55,673	(6,553)	49,120
Income from Continuing Operations before Income Tax Provision	52,345	(6,553)	45,792
Net Income from Continuing Operations Available to Common Shareholders	29,005	(4,083)	24,922
Net Income Applicable to Common Shareholders	31,924	(4,083)	27,841

Per Common Share
Basic Earnings
Net Income from Continuing Operations	$0.63	$(0.09)	$0.54
Net Income Applicable to Common Shareholders	0.69	(0.08)	0.61
Diluted Earnings
Net Income from Continuing Operations	0.60	(0.09)	0.51
Net Income Applicable to Common Shareholders	0.65	(0.08)	0.57

As presented in the table above, the revisions to the first quarter of 2007 include the following items:

•	Increase in employee benefits expense of $7.6 million due to amendments to benefit plans for compensated absences

•	Decrease in incentive compensation expense of $1.0 million due to lower operating income relative to incentive plan targets

•	Decrease in the income tax provision of $2.5 million resulting from the above revisions

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(c)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the company’s financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management followed the internal control integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to establish, document, test, and maintain a system of internal control over the financial reporting processes. Management’s assessment is that as of the end of fiscal-year 2007, there is effective internal control over financial reporting.

Con-way acquired CFI on August 23, 2007, Cougar Logistics on September 5, 2007 and Chic Logistics on October 18, 2007. These acquired companies were not previously required to maintain disclosure controls and procedures, or maintain, document and assess internal control over financial reporting, as required under the rules and regulations of the Securities and Exchange Commission. Management excluded these acquired companies from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. The acquired companies represent 34.7% of Con-way’s total assets and 4.3% of Con-way’s revenues as reported in the consolidated financial statements for the year ended December 31, 2007.

KPMG LLP, the independent registered public accounting firm that audited the company’s financial statements included in the annual report, has issued an attestation report on the effectiveness of the company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Information for Items 10 through 14 of Part III of this Report appears in the Proxy Statement for Con-way’s Annual Meeting of Shareholders to be held on April 22, 2008 (the “2008 Proxy Statement”), as indicated below. For the limited purpose of providing the information required by these items, the 2008 Proxy Statement is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding members of Con-way's Board of Directors and Code of Ethics is presented in the 2008 Proxy Statement and is incorporated herein by reference. Information regarding executive officers of Con-way is included above in Part I under the caption “Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is presented in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is presented in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions, and director independence is presented in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is presented in the 2008 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

2.	FINANCIAL STATEMENT SCHEDULE

Schedule II—Valuation of Qualifying Accounts has been omitted for the allowance for uncollectible accounts because the required information has been included in Note 1, “Principal Accounting Policies,” of Item 8, “Financial Statements and Supplementary Data.”

3.	EXHIBITS

Exhibits are being filed in connection with this Report and are incorporated herein by reference. The Exhibit Index on pages 91 through 96 is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Con-way Inc.
(Registrant)

February 27, 2008	/S/ DOUGLAS W. STOTLAR
Douglas W. Stotlar
President and Chief Executive Officer

February 27, 2008	/S/ KEVIN C. SCHICK
Kevin C. Schick
Senior Vice President and Chief Financial Officer

February 27, 2008	/S/ KEVIN S. COEL
Kevin S. Coel
Vice President and Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 27, 2008	/S/ W. KEITH KENNEDY, JR.
W. Keith Kennedy, Jr.,
Chairman of the Board

February 27, 2008	/S/ DOUGLAS W. STOTLAR
Douglas W. Stotlar
Director

February 27, 2008	/S/ JOHN J. ANTON
John J. Anton
Director

February 27, 2008	/S/ WILLIAM R. CORBIN
William R. Corbin
Director

February 27, 2008	/S/ MARGARET G. GILL
Margaret G. Gill
Director

February 27, 2008	/S/ ROBERT JAUNICH II
Robert Jaunich II
Director

February 27, 2008	/S/ HENRY H. MAUZ, JR.
Henry H. Mauz, Jr.
Director

February 27, 2008	/S/ MICHAEL J. MURRAY
Michael J. Murray
Director

February 27, 2008	/S/ JOHN C. POPE
John C. Pope
Director

February 27, 2008	/S/ ROBERT D. ROGERS
Robert D. Rogers
Director

February 27, 2008	/S/ WILLIAM J. SCHROEDER
William J. Schroeder
Director

February 27, 2008	/S/ PETER W. STOTT
Peter W. Stott
Director

February 27, 2008	/S/ CHELSEA C. WHITE III
Chelsea C. White III
Director

INDEX TO EXHIBITS

ITEM 15(3)

Exhibit Number	Description

(2) Plan of acquisition, reorganization, arrangement, liquidation, or succession:

2.1	Con-way Inc. plan for discontinuance of Con-way Forwarding (Item 2.05 to Con-way’s Report on Form 8-K filed on June 5, 2006*).

(3) Articles of incorporation and by-laws:

3.1	Con-way Inc. Certificate of Incorporation, as amended April 18, 2006 (Exhibit 3.1 to Con-way’s Form 10-Q for the quarter ended March 31, 2006*).

3.2	Con-way Inc. Bylaws, as amended April 23, 2007 (Exhibit 3.2 to Con-way’s Form 10-Q for the quarter ended March 31, 2007*).

(4) Instruments defining the rights of security holders, including debentures:

4.1	Certificate of Designations of the Series B Cumulative Convertible Preferred Stock (Exhibit 4.1 as filed on Form SE dated May 25, 1989*).

4.2	Form of Indenture between CNF Transportation Inc. and Bank One Trust Company, National Association (Exhibit 4(d)(i) to Con-way’s Form 8-K dated March 3, 2000*).

4.3	Form of Security for 8 7/8% Notes due 2010 issued by CNF Transportation Inc. (Exhibit 4(i) to Con-way’s Form 8-K dated March 3, 2000*).

4.4	Supplemental Indenture No. 1 dated as of April 30, 2004 to Indenture dated as of March 8, 2000 between CNF Inc. as issuer and The Bank of New York, N.A. as successor trustee, relating to 6.70% Senior Debentures due 2034 (filed as Exhibit 4.2 to Form S-4 dated June 4, 2004*).

4.5	Form of Global 6.70% Senior Debentures due 2034 (included in Exhibit 4.2 to Form S-4 dated June 4, 2004*).

4.6	$400 million Credit Agreement dated March 11, 2005 among Con-way Inc. and various financial institutions (Exhibit 4.9 to Con-way’s Form 10-K for the year ended December 31, 2004*).

4.7	Amendment No. 1 dated September 30, 2006 to the $400 million Credit Agreement dated March 11, 2005 (Exhibit 99.3 to Con-way’s Report on Form 8-K filed on September 29, 2006*).

4.8	Subsidiary Guaranty Agreement dated as of March 11, 2005, made by Con-Way Transportation Services, Inc., Menlo Worldwide, LLC and Menlo Logistics Inc. in favor of the banks referred to in 4.6 (Exhibit 4.10 to Con-way’s Form 10-K for the year ended December 31, 2004*).

4.9	Form of Indenture dated as of December 27, 2007 between Con-way Inc. as issuer and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.1 to Con-way’s Report on Form 8-K filed on December 27, 2007*).

4.10	Form of 7.25% Senior Notes due 2018 (Exhibit 4.3 to Con-way’s Report on Form 8-K filed on December 27, 2007*).

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

Exhibit Number	Description

(10) Material contracts:

10.1	Distribution Agreement between Consolidated Freightways, Inc., and Consolidated Freightways Corporation dated November 25, 1996 (Exhibit 10.34 to Con-way’s Form 10-K for the year ended December 31, 1996*).

10.2	Employee Benefit Matters Agreement by and between Consolidated Freightways, Inc. and Consolidated Freightways Corporation dated December 2, 1996 (Exhibit 10.33 to Con-way’s Form 10-K for the year ended December 31, 1996*#).

10.3	Transition Services Agreement between CNF Service Company, Inc. and Consolidated Freightways Corporation dated December 2, 1996 (Exhibit to Con-way’s Form 10-K for the year ended December 31, 1996*).

10.4	Tax Sharing Agreement between Consolidated Freightways, Inc., and Consolidated Freightways Corporation dated December 2, 1996 (Exhibit to Con-way’s Form 10-K for the year ended December 31, 1996*).

10.5	Stock Purchase Agreement between CNF Inc. and Menlo Worldwide, LLC and United Parcel Service dated October 5, 2004 (Exhibit 99.1 to Con-way’s Form 8-K dated October 6, 2004*).

10.6	Amendment No. 1 dated December 17, 2004 to the Stock Purchase Agreement between CNF Inc. and Menlo Worldwide, LLC and United Parcel Service dated October 5, 2004 (Exhibit 99.1 to Con-way’s Form 8-K dated December 21, 2004*).

10.7	Transition Services Agreement between CNF Inc and Menlo Worldwide, LLC and United Parcel Service date October 5, 2004 (Exhibit 99.1 to Con-way’s Form 8-K dated October 6, 2004*).

10.8	Summary of Certain Compensation Arrangements (Exhibit 10.3 to Con-way’s Form 10-Q for the quarter ended March 31, 2005*#).

10.9	Summary of Certain Compensation Arrangements (Exhibit 10.9 to Con-way’s Form 10-K for the year ended December 31, 2005*#).

10.10	Summary of Material Executive Employee Agreements (Item 1.01 to Con-way’s Report on Form 8-K filed on June 6, 2005*#)

10.11	Con-way Inc. 1997 Equity and Incentive Plan (2006 Amendment and Restatement) (Exhibit 99.7 to Con-way’s Report on Form 8-K filed on December 6, 2005*#).

10.12	Con-way Inc. Value Management Plan (2006 Amendment and Restatement) (Exhibit 99.8 to Con-way’s Report on Form 8-K filed on December 6, 2005*#).

10.13	Restricted Stock Award Agreement between Con-way Inc. and Douglas W. Stotlar dated December 17, 2004 (Exhibit 10.75 to Con-way’s Form 10-K for the year ended December 31, 2004*#).

10.14	Stock Option Agreement between Con-way Inc. and Douglas W. Stotlar dated December 17, 2004 (Exhibit 10.76 to Con-way’s Form 10-K for the year ended December 31, 2004*#).

10.15	Form of Stock Option Agreement (Exhibit 99.10 to Con-way’s Report on Form 8-K filed on December 6, 2005*#).

10.16	Form of Restricted Stock Award Agreement (Exhibit 99.11 to Con-way’s Report on Form 8-K filed on December 6, 2005*#).

Exhibit Number	Description

10.17	Supplemental Retirement Plan dated January 1, 1990 (Exhibit 10.31 to Con-way’s Form 10-K for the year ended December 31, 1993*#).

10.18	Supplemental Excess Retirement Plan dated January 1, 2005 (Exhibit 99.4 to Con-way’s Form 8-K dated December 8, 2004*#).

10.19	Con-way Inc. Deferred Compensation Plan for Executives 1998 Restatement (Exhibit 10.20 to Con-way’s Form 10-K for the year ended December 31, 1997*#).

10.20	Amendment No. 1 dated June 28, 1999, to the Con-way Inc. Deferred Compensation Plan for Executives 1998 Restatement (Exhibit 10.30 to Con-way’s Form 10-K for the year ended December 31, 2002*#).

10.21	Amendment No. 2 dated August 21, 2000, to the Con-way Inc. Deferred Compensation Plan for Executives 1998 Restatement (Exhibit 10.31 to Con-way’s Form 10-K for the year ended December 31, 2002*#).

10.22	Amendment No. 3 dated January 29, 2001, to the Con-way Inc. Deferred Compensation Plan for Executives 1998 Restatement (Exhibit 10.32 to Con-way’s Form 10-K for the year ended December 31, 2002*#).

10.23	Amendment No. 4 dated May 14, 2001, to the Con-way Inc. Deferred Compensation Plan for Executives 1998 Restatement (Exhibit 10.33 to Con-way’s Form 10-K for the year ended December 31, 2002*#).

10.24	Amendment No. 5 dated December 4, 2001, to the Con-way Inc. Deferred Compensation Plan for Executives 1998 Restatement (Exhibit 10.34 to Con-way’s Form 10-K for the year ended December 31, 2002*#).

10.25	Amendment No. 6 dated June 3, 2004, to the Con-way Inc. Deferred Compensation Plan for Executives 1998 Restatement.*#

10.26	Amendment No. 7 dated December 13, 2004, to the Con-way Inc. Deferred Compensation Plan for Executives 1998 Restatement.*#

10.27	2007 Amendment dated January 29, 2007, to the Con-way Inc. Deferred Compensation Plan for Executives 1998 Restatement (Exhibit 99.4 to Con-way’s Report on Form 8-K filed on January 31, 2007*#).

10.28	Con-way Inc 2005 Deferred Compensation Plan for Executives (Exhibit 99.9 to Con-way’s Report on Form 8-K filed on December 6, 2005*#).

10.29	Amendment No. 1 dated September 25, 2005, to the Con-way Inc. 2005 Deferred Compensation Plan for Executives (Item 1.01 to Con-way’s Report on Form 8-K filed on September 29, 2005*#).

10.30	Amendment No. 2 and No. 3 dated December 5, 2005, to the Con-way Inc. 2005 Deferred Compensation Plan for Executives (Exhibit 99.9 to Conway’s Report on Form 8-K filed on December 6, 2005*#).

10.31	Amendment No. 4 dated June 25, 2006, to the Con-way Inc. 2005 Deferred Compensation Plan for Executives.*#

10.32	Amendment No. 5 dated December 4, 2006, to the Con-way Inc. 2005 Deferred Compensation Plan for Executives (Exhibit 99.3 to Con-way’s Report on Form 8-K filed on December 7, 2006*#).

Exhibit Number	Description

10.33	Con-way Inc. Nonqualified Executive Benefit Plans Trust Agreement 2004 Restatement dated as of December 30, 2004 between Con-way Inc. and Wachovia Bank, NA (Exhibit 10.5 to Con-way’s Form 10-Q for the quarter ended March 31, 2005*#).

10.34	Form of Con-way Inc. Tier I Severance Agreement (Exhibit 99.1 to Con-way’s Report on Form 8-K filed on December 6, 2005*#).

10.35	Form of Subsidiary Tier I Severance Agreement (Exhibit 99.2 to Con-way’s Report on Form 8-K filed on December 6, 2005*#).

10.36	Form of Con-way Inc. Tier II Severance Agreement (Exhibit 99.3 to Con-way’s Report on Form 8-K filed on December 6, 2005*#).

10.37	Form of Subsidiary Tier II Severance Agreement (Exhibit 99.4 to Con-way’s Report on Form 8-K filed on December 6, 2005*#).

10.38	Form of Tier II Vector SCM, LLC Agreement (Exhibit 99.5 to Con-way’s Report on Form 8-K filed on December 6, 2005*#).

10.39	Amended and Restated Executive Severance Plan (Exhibit 99.6 to Con-way’s Report on Form 8-K filed on December 6, 2005*#).

10.40	CNF Inc. 2003 Equity Incentive Plan for Non-Employee Directors (Exhibit 10.2 to Con-way’s Form 10-Q for the quarter ended March 31, 2005*#).

10.41	Form of Restricted Stock Award Agreement for directors of Con-way (Exhibit 99.1 to Con-way’s Form 8-K dated April 28, 2005*#).

10.42	Con-way Inc. Deferred Compensation Plan for Non-Employee Directors 1998 Restatement (Exhibit 10.34 to Con-way’s Form 10-K for the year ended December 31, 1997*#).

10.43	2007 Amendment dated January 29, 2007, to the Con-way Inc. Deferred Compensation Plan for Non-Employee Directors 1998 Restatement (Exhibit 99.5 to Con-way’s Report on Form 8-K filed on January 31, 2007*#).

10.44	Con-way Inc. 2005 Deferred Compensation Plan for Non-Employee Directors effective January 1, 2005 (Exhibit 99.2 to Con-way’s Form 8-K dated December 8, 2004*#).

10.45	Amendment No. 1 to the Con-way Inc. 2005 Deferred Compensation Plan for Non-Employee Directors dated December 4, 2006 (Exhibit 99.4 to Con-way’s Report on Form 8-K filed on December 7, 2006*#).

10.46	Directors’ 24-Hour Accidental Death and Dismemberment Plan (Exhibit 10.32 to Con-way’s Form 10-K for the year ended December 31, 1993*#).

10.47	Directors’ Business Travel Insurance Plan (Exhibit 10.36 to Con-way’s Form 10-K for the year ended December 31, 1993*#).

10.48	Emery Air Freight Plan for Retirees, effective October 31, 1987 (Exhibit 4.23 to the Emery Air Freight Corporation Quarterly Report on Form 10-Q ended September 30, 1987*#).

10.49	Con-way Inc. 2006 Equity and Incentive Plan (Exhibit B to Con-way’s Proxy Statement filed on March 17, 2006*#).

10.50	Amendment No. 1 to the Con-way Inc. 2006 Equity and Incentive Plan dated September 26, 2006(Exhibit 99.1 to Con-way’s Report on Form 8-K filed on September 29, 2006*#).

10.51	Amendment No. 2 to the Con-way Inc. 2006 Equity and Incentive Plan dated December 4, 2006 (Exhibit 99.2 to Con-way’s Report on Form 8-K filed on December 7, 2006*#).

Exhibit Number	Description

10.52	Summary of Material Executive Employee Relocation Package (Item 1.01 to Con-way’s Report on Form 8-K filed on August 25, 2006*#).

10.53	Amended Form of Stock Option Agreement (Exhibit 99.2 to Con-way’s Report on Form 8-K filed on September 29, 2006*#).

10.54	Summary of Revisions to Incentive Compensation and Value Management Plan Awards (Item 1.01 (c) to Con-way’s Report on Form 8-K filed on September 29, 2006*#).

10.55	Summary of Executive Stock Ownership Guidelines (Item 1.01 (d) to Con-way’s Report on Form 8-K filed on September 29, 2006*#).

10.56	Summary of Changes to Con-way’s Pension and Retirement Benefits Programs (Exhibit 99.1 to Con-way’s Report on Form 8-K filed on October 17, 2006*).

10.57	Executive Incentive Compensation Plan (Exhibit 99.1 to Con-way’s Report on Form 8-K filed on December 7, 2006*#).

10.58	Summary of Directors Stock Ownership Guidelines (Item 7.01 to Con-way’s Report on Form 8-K filed on December 7, 2006*#).

10.59	Summary of Directors Compensation Arrangements (Item 7.01 to Con-way’s Report on Form 8-K filed on December 7, 2006*#).

10.60	Summary of Certain Compensation Arrangements (Item 5.02 to Con-way’s Report on Form 8-K filed on January 31, 2007*#).

10.61	Form of Performance Share Plan Unit Grant Agreement (Exhibit 99.3 to Con-way’s Report on Form 8-K filed on January 31, 2007*#).

10.62	Agreement and Plan of Merger dated as of July 13, 2007, by and among the Company, Seattle Acquisition Corporation, a Missouri corporation and a wholly owned subsidiary of the Company, Transportation Resources, Inc., a Missouri corporation, the Shareholders’ Agent (as defined therein) and the Principal Shareholders (as defined therein). (Exhibit 10.1 to Con-way’s Form 10-Q for the quarter ended June 30, 2007*).

10.63	Con-way Inc. 2005 Deferred Compensation Plan for Executives and Key Employees, Amended and Restated Effective January 1, 2008 (Exhibit 99.1 to Con-way’s Report on Form 8-K filed on September 27, 2007*#).

10.64	Con-way Inc. 1993 Deferred Compensation Plan for Executives and Key Employees (Exhibit 99.2 to Con-way’s Report on Form 8-K filed on September 27, 2007*#).

10.65	Con-way Inc. 2005 Supplemental Excess Retirement Plan, Amended and Restated Effective January 1, 2008 (Exhibit 99.3 to Con-way’s Report on Form 8-K filed on September 27, 2007*#).

10.66	Con-way Inc. Supplemental Retirement Savings Plan, Amended and Restated Effective January 1, 2008 (Exhibit 99.4 to Con-way’s Report on Form 8-K filed on September 27, 2007*#).

10.67	Separation Agreement and General Release between Con-way Freight Inc. and David S. McClimon effective September 28, 2007 (Exhibit 99 to Con-way’s Report on Form 8-K filed on October 1, 2007*#).

10.68	Amendment No. 1 dated December 4, 2006 to the Amended and Restated 2003 Equity and Incentive Plan for Non-Employee Directors (Exhibit 10.6 to Con-way’s Form 10-Q for the quarter ended September 30, 2007*#).

Exhibit Number	Description

10.69	Severance Agreement dated August 23, 2007 between Herbert J. Schmidt and Contract Freighters, Inc. (Exhibit 10.7 to Con-way’s Form 10-Q for the quarter ended September 30, 2007*#).

10.70	Stock Purchase Agreement to purchase Chic Holdings Limited between Menlo Worldwide, LLC and various sellers dated September 7, 2007 (Exhibit 10.8 to Con-way’s Form 10-Q for the quarter ended September 30, 2007*).

10.71	Form of Performance Share Plan Unit Grant Agreement (Exhibit 99.1 to Con-way’s Report on Form 8-K/A filed on February 1, 2008*#).

10.72	Form of Restricted Stock Award Agreement for officers of Con-way (Exhibit 99.2 to Con-way’s Form 8-K filed on January 30, 2008*#).

10.73	Summary of Certain Compensation Agreements (Item 5.02 to Con-way’s Form 8-K filed on January 30, 2008*#).

(12) Computation of ratios of earnings to fixed charges.

(21) Significant Subsidiaries of Con-way Inc.

(23) Consent of Independent Registered Public Accounting Firm.

(31) Certification of Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99) Additional documents:

99.1	Con-way Inc. 2007 Notice of Annual Meeting and Proxy Statement filed on Form DEF 14A. (Only those portions referenced herein are incorporated in this Form 10-K. Other portions are not required and, therefore, are not “filed” as a part of this Form 10-K. *)

99.2	Note Agreement dated as of July 17, 1989, between the ESOP, Consolidated Freightways, Inc. and the Note Purchasers named therein (Exhibit 28.1 as filed on Form SE dated July 21, 1989*).

99.3	Guarantee and Agreement dated as of July 17, 1989, delivered by Consolidated Freightways, Inc. (Exhibit 28.2 as filed on Form SE dated July 21, 1989*).

Footnotes to Exhibit Index * Previously filed with the Securities and Exchange Commission and incorporated herein by reference.

# Designates a contract or compensation plan for Management or Directors.