Form 10-Q
period 2008-03-31
Con-way Inc.
filed 2008-05-09
CIK 23675

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ___           SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2008

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

Large accelerated filer  X      Accelerated filer
                        ---                       ---
Non-accelerated filer           Smaller reporting company
                        ---                               ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     No  X
    --     ---



             Number of shares of Common Stock, $.625 par value,
                outstanding as of April 30, 2008:  45,595,899






                                CON-WAY INC.
                                  FORM 10-Q
                       Quarter Ended March 31, 2008

_______________________________________________________________________________
_______________________________________________________________________________

                                    INDEX



PART I. FINANCIAL INFORMATION                                        Page

  Item 1.  Financial Statements

           Consolidated Balance Sheets -
             March 31, 2008 and December 31, 2007                      3

           Statements of Consolidated Income -
             Three Months Ended March 31, 2008 and 2007                5

           Statements of Consolidated Cash Flows -
             Three Months Ended March 31, 2008 and 2007                6

           Notes to Consolidated Financial Statements                  7

  Item 2.  Management's  Discussion  and  Analysis  of
             Financial Condition and Results of Operations            18

  Item 3.  Quantitative and Qualitative Disclosures
             about Market Risk                                        29

  Item 4.  Controls and Procedures                                    31


PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings

  Item 1A. Risk Factors                                               32

  Item 4.  Submission of Matters to a Vote of Security Holders        33

  Item 6.  Exhibits                                                   34

  Signatures                                                          35





                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                                CON-WAY INC.
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)



                                                     March 31,   December 31,
ASSETS                                                 2008          2007
                                                   ------------  ------------
                                                   (Unaudited)

Current Assets
  Cash and cash equivalents                        $   158,083   $   176,298
  Marketable securities                                     16        30,016
  Trade accounts receivable, net                       573,066       503,940
  Other accounts receivable                             30,399        42,664
  Operating supplies, at lower of
   average cost or market                               26,005        24,142
  Prepaid expenses and other assets                     51,104        40,746
  Deferred income taxes                                 37,145        37,672
                                                   ------------  ------------
    Total Current Assets                               875,818       855,478
                                                   ------------  ------------


Property, Plant, and Equipment
  Land                                                 189,856       187,323
  Buildings and leasehold improvements                 797,159       792,962
  Revenue equipment                                  1,264,666     1,246,816
  Other equipment                                      281,604       265,640
                                                   ------------  ------------
                                                     2,533,285     2,492,741
  Accumulated depreciation and amortization         (1,073,212)   (1,033,953)
                                                   ------------  ------------
    Net Property, Plant, and Equipment               1,460,073     1,458,788
                                                   ------------  ------------

Other Assets
  Deferred charges and other assets                     37,882        33,139
  Capitalized software, net                             33,524        35,010
  Employee benefits                                     96,694        89,039
  Marketable securities                                 15,000            --
  Intangible assets, net                                27,148        18,780
  Goodwill                                             517,692       527,446
                                                   ------------  ------------
                                                       727,940       703,414
                                                   ------------  ------------

Total Assets                                       $ 3,063,831   $ 3,017,680
                                                   ============  ============


        The accompanying notes are an integral part of these statements.



                                CON-WAY INC.
                         CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands except per share amounts)



                                                     March 31,   December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                   2008          2007
                                                   ------------  ------------
                                                   (Unaudited)
Current Liabilities
  Accounts payable                                 $   294,489   $   276,105
  Accrued liabilities                                  288,471       266,625
  Accrued income taxes                                   3,984            --
  Self-insurance accruals                              108,200       110,986
  Short-term borrowings                                  5,159         5,072
  Current maturities of long-term debt                  22,700        22,704
                                                   ------------  ------------
    Total Current Liabilities                          723,003       681,492

Long-Term Liabilities
  Long-term debt and guarantees                        931,627       955,722
  Self-insurance accruals                              122,857       118,854
  Employee benefits                                    191,554       195,145
  Other liabilities and deferred credits                20,946        24,639
  Deferred income taxes                                133,745       132,732
                                                   ------------  ------------

Total Liabilities                                    2,123,732     2,108,584
                                                   ------------  ------------

Commitments and Contingencies (Notes 4 and 12)

Shareholders' Equity
  Preferred stock, no par value; authorized
   5,000,000 shares:
    Series B, 8.5% cumulative, convertible,
     $.01 stated value; designated 1,100,000
      shares; issued 550,363 and 560,998
       shares, respectively                                  6             6
  Additional paid-in capital, preferred stock           83,705        85,322
  Deferred compensation, defined contribution
    retirement plan                                    (18,213)      (20,805)
                                                   ------------  ------------
      Total Preferred Shareholders' Equity              65,498        64,523
                                                   ------------  ------------
  Common stock, $.625 par value; authorized
   100,000,000 shares; issued 62,207,941 and
    61,914,495 shares, respectively                     38,734        38,615
  Additional paid-in capital, common stock             576,891       568,190
  Retained earnings                                    990,148       972,243
  Cost of repurchased common stock
   (16,650,966 and 16,698,513 shares,
     respectively)                                    (718,554)     (720,583)
                                                   ------------  ------------
      Total Common Shareholders' Equity                887,219       858,465
                                                   ------------  ------------
  Accumulated Other Comprehensive Loss                 (12,618)      (13,892)
                                                   ------------  ------------
      Total Shareholders' Equity                       940,099       909,096
                                                   ------------  ------------

Total Liabilities and Shareholders' Equity         $ 3,063,831   $ 3,017,680
                                                   ============  ============


        The accompanying notes are an integral part of these statements.



                                 CON-WAY INC.
                       STATEMENTS OF CONSOLIDATED INCOME
                                  (Unaudited)
                (Dollars in thousands except per share amounts)



                                                       Three Months Ended
                                                           March 31,
                                                   --------------------------
                                                       2008          2007
                                                   ------------  ------------
Revenues                                           $ 1,201,581   $ 1,002,191

Costs and Expenses
  Salaries, wages and other employee benefits          514,254       446,555
  Purchased transportation                             260,110       256,859
  Fuel and fuel-related taxes                          134,058        67,793
  Depreciation and amortization                         51,227        37,063
  Maintenance                                           35,254        25,260
  Rents and leases                                      29,364        18,234
  Purchased labor                                       18,020        15,159
  Other operating expenses                             105,286        83,449
  Loss from equity investment                               --         2,699
                                                   ------------  ------------
                                                     1,147,573       953,071

                                                   ------------  ------------
Operating Income                                        54,008        49,120
                                                   ------------  ------------

Other Income (Expense)
  Investment income                                      1,557         5,448
  Interest expense                                     (16,439)       (8,551)
  Miscellaneous, net                                       673          (225)
                                                   ------------  ------------
                                                       (14,209)       (3,328)

                                                   ------------  ------------
Income from Continuing Operations before
  Income Tax Provision                                  39,799        45,792
    Income Tax Provision                                15,687        19,156
                                                   ------------  ------------

Income from Continuing Operations                       24,112        26,636
                                                   ------------  ------------

Discontinued Operations, net of tax
  Gain from Disposal                                        --         2,919
                                                   ------------  ------------
                                                            --         2,919

Net Income                                              24,112        29,555
  Preferred Stock Dividends                              1,656         1,714
                                                   ------------  ------------

Net Income Available to Common Shareholders        $    22,456   $    27,841
                                                   ============  ============

Net Income from Continuing Operations
  Available to Common Shareholders                 $    22,456   $    24,922
                                                   ============  ============

Weighted-Average Common Shares Outstanding
       Basic                                        45,230,686    45,990,811
       Diluted                                      48,146,091    49,145,454

Earnings per Common Share
       Basic
        Net Income from Continuing Operations      $      0.50   $      0.54
        Gain from Disposal                                  --          0.07
                                                   ------------  ------------
        Net Income Available to
         Common Shareholders                       $      0.50   $      0.61
                                                   ============  ============

       Diluted
        Net Income from Continuing Operations      $      0.47   $      0.51
        Gain from Disposal                                  --          0.06
                                                   ------------  ------------
        Net Income Available to
         Common Shareholders                       $      0.47   $      0.57
                                                   ============  ============

        The accompanying notes are an integral part of these statements.



                                CON-WAY INC.
                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (Unaudited)
                           (Dollars in thousands)

                                                       Three Months Ended
                                                           March 31,
                                                   ------------------------
                                                      2008           2007
                                                   -----------  -----------

Cash and Cash Equivalents, Beginning of Period     $  176,298   $  260,039
                                                   -----------  -----------

Operating Activities
Net income                                             24,112       29,555
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Discontinued operations, net of tax                      --       (2,919)
  Depreciation and amortization, net of accretion      50,036       35,750
  Increase in deferred income taxes                     3,001        1,870
  Amortization of deferred compensation                 2,592        2,543
  Share-based compensation                              3,187        2,381
  Provision for uncollectible accounts                  1,483          478
  Loss from equity investment                              --        2,699
  Loss (Gain) from sales of property and
   equipment, net                                       1,766         (245)
  Changes in assets and liabilities:
    Receivables                                       (66,456)     (42,565)
    Prepaid expenses                                  (10,358)     (11,751)
    Accounts payable                                   20,318       17,448
    Accrued incentive compensation                    (24,845)     (17,855)
    Accrued liabilities, excluding accrued
     incentive compensation and employee benefits      58,263       37,412
    Self-insurance accruals                             1,217        8,219
    Accrued income taxes                               12,357       36,900
    Employee benefits                                 (22,448)       6,420
    Deferred charges and credits                       (3,516)       2,080
    Other                                              (7,167)      (6,169)
                                                   -----------  -----------
Net Cash Provided by Operating Activities              43,542      102,251
                                                   -----------  -----------

Investing Activities
  Capital expenditures                                (48,675)     (25,021)
  Software expenditures                                (3,286)      (1,279)
  Proceeds from sales of property
   and equipment, net                                   1,300        5,257
  Proceeds from sale of equity investment                  --       51,900
  Net decrease (increase) in marketable securities     15,000      (41,395)
                                                   -----------  -----------
Net Cash Used in Investing Activities                 (35,661)     (10,538)
                                                   -----------  -----------

Financing Activities
  Repayment of short-term borrowings,
   long-term debt and guarantees                      (22,807)     (18,609)
  Proceeds from exercise of stock options               4,948        5,494
  Excess tax benefit from stock option exercises          431          301
  Payments of common dividends                         (4,551)      (4,615)
  Payments of preferred dividends                      (3,747)      (4,027)
  Repurchases of common stock                              --      (45,075)
                                                   -----------  -----------
Net Cash Used in Financing Activities                 (25,726)     (66,531)
                                                   -----------  -----------

Net Cash Provided by (Used in)
  Continuing Operations                               (17,845)      25,182
                                                   -----------  -----------

Discontinued Operations
  Net Cash Provided by (Used in)
    Operating Activities                                 (370)       4,846
                                                   -----------  -----------
  Net Cash Provided by (Used in)
    Discontinued Operations                              (370)       4,846
                                                   -----------  -----------

  Increase (Decrease) in Cash
    and Cash Equivalents                              (18,215)      30,028
                                                   -----------  -----------
Cash and Cash Equivalents, End of Period           $  158,083   $  290,067
                                                   ===========  ===========

Supplemental Disclosure
  Cash paid (refunded) for income taxes, net       $      631   $  (20,549)
                                                   ===========  ===========
  Cash paid for interest, net of
    amounts capitalized                            $      817   $      728
                                                   ===========  ===========


        The accompanying notes are an integral part of these statements.




                                CON-WAY INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.  Principal Accounting Policies

Organization

Con-way Inc. and its consolidated subsidiaries ("Con-way") provide transportation and logistics services for a wide range of manufacturing, industrial and retail customers. Con-way's business units operate in regional and transcontinental less-than-truckload and full-truckload freight transportation, contract logistics and supply-chain management, freight brokerage, and trailer manufacturing. As more fully discussed in Note 6, "Segment Reporting," for financial reporting purposes, Con-way is divided into five reporting segments: Freight, Logistics, Truckload, Vector and Other.

Basis of Presentation

These interim financial statements of Con-way have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Rule 10-01 of Regulation S-X, and should be read in conjunction with Con-way's 2007 Annual Report on Form 10-K. Accordingly, significant accounting policies and other disclosures normally provided have been omitted.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary to present fairly Con-way's financial condition, results of operations and cash flows for the interim dates and periods presented. Results for the interim periods presented are not necessarily indicative of annual results.

New Accounting Standards

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair-value option has been elected will be reported in earnings. Con-way's adoption of SFAS 159, effective January 1, 2008, did not have a material effect on Con-way's financial statements.

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB 51." Under the new statement, noncontrolling interests in the net assets of subsidiaries must be reported in the balance sheet within equity. On the face of the income statement, SFAS 160 requires disclosure of the amounts of consolidated net income attributable to both the parent and to the noncontrolling interest. The effective date of SFAS 160 is the first fiscal year beginning after December 15, 2008, and interim periods within those years, which for Con-way is the first quarter of 2009. Con-way does not expect the adoption of SFAS 160 to have a material effect on its financial statements.

In December 2007, the FASB issued SFAS 141(revised 2007), "Business Combinations" ("SFAS 141R"). The statement changes the acquisition-date and subsequent-period accounting associated with business acquisitions. Several of the changes have the potential to generate greater earnings volatility in connection with and after an acquisition. The most significant provisions of SFAS 141R result in a change in the accounting for transactions costs, contingencies, and acquisition-date accounting estimates. Under the new statement, transaction costs and transaction-related restructuring charges will be expensed as incurred. Under SFAS 141R, certain contingent assets and liabilities will be recognized at fair value. If new information is available after the acquisition, these amounts may be subject to remeasurement. Also, adjustments to acquisition-date accounting estimates will be accounted for as adjustments to prior-period financial statements. The effective date of SFAS 141R is the first fiscal year beginning after December 15, 2008, which for Con-way is 2009. Con-way is evaluating the effect of adopting SFAS 141R, including the effect on any acquisitions consummated in 2009 or thereafter.

Reclassifications and Revisions

Certain amounts in the prior-period financial statements have been reclassified or revised to conform to the current-period presentation.

During the fourth quarter of 2007, Con-way identified certain adjustments related to the first quarter of 2007. Con-way determined that those adjustments were not material to either the first or the fourth quarter. However, for a more accurate presentation, Con-way elected to revise the results of the first quarter of 2007 to reflect those immaterial adjustments, which decreased first-quarter net income from continuing operations by $4.1 million ($0.09 per diluted share). The revisions to the first quarter of 2007 include an increase in employee benefits expense due to amendments to benefit plans for compensated absences, partially offset by associated decreases in incentive compensation and income tax expense.

Earnings per Share ("EPS")

Basic EPS is computed by dividing reported earnings by the weighted-average common shares outstanding. Diluted EPS is calculated as follows:


 (Dollars in thousands except per share data)        Three Months Ended
                                                          March 31,
                                                 ------------------------
                                                     2008        2007
                                                 -----------  -----------
Numerator:
  Continuing operations (after preferred stock
    dividends), as reported                      $   22,456   $   24,922
      Add-backs:
        Dividends on Series B preferred
          stock, net of replacement funding             241          249
                                                 -----------  -----------
  Continuing operations                              22,697       25,171
                                                 -----------  -----------

  Discontinued operations                                --        2,919
                                                 -----------  -----------
  Available to common shareholders               $   22,697   $   28,090
                                                 ===========  ===========

Denominator:
  Weighted-average common shares outstanding     45,230,686   45,990,811
  Stock options and nonvested stock                 324,310      369,710
  Series B preferred stock                        2,591,095    2,784,933
                                                 -----------  -----------
                                                 48,146,091   49,145,454
                                                 ===========  ===========

  Anti-dilutive stock options not included
    in denominator                                1,586,225      952,200
                                                 ===========  ===========


 Earnings per Diluted Share:
  Continuing operations                          $      0.47   $      0.51
  Discontinued operations                                 --          0.06
                                                 ------------  ------------
  Available to common shareholders               $      0.47   $      0.57
                                                 ============  ============

2.  Acquisitions

Contract Freighters, Inc.

On August 23, 2007, Con-way acquired the outstanding common shares of Transportation Resources, Inc. ("TRI"). TRI is the holding company for Contract Freighters, Inc. and other affiliated companies (collectively, "CFI"). Following the acquisition of CFI, the operating results of CFI are reported with the operating results of Con-way's former truckload operation in the Truckload reporting segment. Con-way in September 2007 integrated the former truckload operation with the CFI business unit and in January 2008 changed the name of the CFI business unit to Con-way Truckload. The purchase price calculated for CFI was $752.3 million.

Cougar Logistics

On September 5, 2007, Menlo Worldwide, LLC ("MW") acquired the outstanding common shares of Cougar Holdings Pte Ltd., and its primary subsidiary, Cougar Express Logistics (collectively, "Cougar Logistics"). Following the acquisition, the operating results of Cougar Logistics are reported with the operating results of the Menlo Worldwide Logistics business unit in the Logistics reporting segment. The purchase price calculated for Cougar Logistics was $28.7 million.

Chic Logistics

On October 18, 2007, MW acquired the outstanding common shares of Chic Holdings, Ltd. and its wholly owned subsidiaries, Shanghai Chic Logistics Co. Ltd. and Shanghai Chic Supply Chain Management Co. Ltd. (collectively, "Chic Logistics"). Following the acquisition, the operating results of Chic Logistics are reported with the operating results of the Menlo Worldwide Logistics business unit in the Logistics reporting segment. The purchase price calculated for Chic Logistics was $59.1 million.

See Note 7, "Acquisitions," of Item 8, "Financial Statements and Supplementary Data," in Con-way's 2007 Annual Report on Form 10-K for additional information concerning Con-way's acquisitions, including the allocation of the purchase prices to the net assets acquired and the discussion of items affecting the determination of the purchase prices.

Goodwill and Intangible Assets

The excess of an acquired entity's purchase price over the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. In connection with the acquisitions in 2007, Con-way recognized goodwill. Goodwill is not amortized but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The following table shows the changes in the carrying amounts of goodwill attributable to each applicable segment:


  (Dollars in thousands)            Logistics  Truckload    Other      Total
                                    ---------  ---------  ---------  ---------

Balances at December 31, 2007       $ 55,146   $471,573   $    727   $527,446
  Adjustment to fair value                --     (8,814)        --     (8,814)
  Adjustment to deferred taxes            --     (1,462)        --     (1,462)
  Direct transaction costs               282         --         --        282
  Change in foreign currency
   exchange rates                        240         --         --        240
                                    ---------  ---------  ---------  ---------
Balances at March 31, 2008          $ 55,668   $461,297   $    727   $517,692
                                    =========  =========  =========  =========


The purchase-price accounting is based on current estimates of the assets acquired and liabilities assumed. Accordingly, revisions to the preliminary estimates and evaluations, including valuations of tangible and intangible assets and certain contingencies, may be necessary as information is received from third parties and these items are finalized. During the first quarter of 2008, Con-way made revisions to the estimated fair value of net assets acquired in connection with the purchase of CFI, primarily a $9.0 million increase in the fair value of a customer-relationship intangible asset. In addition, adjustments were made to deferred taxes relating to the fair value of assets acquired.

In connection with the acquisitions of CFI and Cougar Logistics, Con-way recognized as definite-lived intangible assets the estimated fair value of acquired customer relationships and trademarks. Intangible assets consisted of the following:

                                March 31, 2008            December 31, 2007
                            ------------------------   ------------------------
(Dollars in    Weighted-    Gross     Accumulated       Gross     Accumulated
 thousands)     Average    Carrying   Amortization     Carrying   Amortization
                 Life       Amount                      Amount
                (Years)
               ---------   --------  ---------------  --------  ---------------

Customer
  relationships   9.3      $ 27,259  $        1,384   $ 18,046  $          731
Trademarks        2.3         1,700             427      1,710             245
                           --------  ---------------  --------  ---------------
                           $ 28,959  $        1,811   $ 19,756  $          976
                           ========  ===============  ========  ===============



The fair value of intangible assets is amortized on an item-by-item basis over the estimated useful life. In the first quarter of 2008, amortization expense related to intangible assets was $0.8 million. Estimated amortization expense for the next five years is presented in the following table:

 (Dollars in thousands)

 Year ending December 31:
  Remaining nine months of 2008                        $  2,800
  2009                                                    3,800
  2010                                                    3,000
  2011                                                    3,000
  2012                                                    2,800
  2013                                                    2,400


3.  Restructuring Activities

In August 2007, Con-way Freight began a business-transformation initiative to combine its three regional operating companies into one centralized operation to improve the customer experience and streamline its processes. The reorganization into a centralized entity is intended to improve customer service and efficiency through the development of uniform pricing and operational processes, implementation of best practices, and fostering of innovation. In the first quarter of 2008, Con-way incurred costs of $5.2 million in connection with the business-transformation initiative, including $2.6 million of restructuring charges, as summarized below, and $2.6 million of other costs, consisting primarily of consulting fees. Con-way Freight substantially completed the reorganization in the first quarter of 2008.

Restructuring charges consist primarily of employee-separation costs, lease-termination costs, and asset-impairment charges. Employee-separation costs primarily include severance payments and retention bonuses for employees who were notified of their immediate or future separation, and accordingly, the related expenses were recognized over the employees' remaining service period.

The following table summarizes the effect of restructuring activities for the three months ended March 31, 2008:

(Dollars in    Liability at    Charges     Cash     Liability at   Total Costs
 thousands)    December 31,   Incurred   Payments   March 31,      Incurred To
                 2007                   or Write-     2008             Date
                                           offs
              -------------  ----------  ---------  ------------  -------------

Employee-
 separation
 costs        $      1,785   $     780   $ (2,520)  $        45   $      7,009
Facility
 costs               2,794         850       (494)        3,150          3,644
Asset-
 impairment
 charges                --          --         --            --          2,401
Other                  592         962     (1,519)           35          2,786
              -------------  ----------  ---------  ------------  -------------
   Total      $      5,171   $   2,592   $ (4,533)  $     3,230   $     15,840
              =============  ==========  =========  ============  =============

Con-way reported the employee-separation costs in salaries, wages and other employee benefits, the facility costs in rents and leases and the asset-impairment charges and other charges in other operating expenses in the statements of consolidated income.


4.  Discontinued Operations

The gain from disposal of discontinued operations in the periods presented relate to (1) the sale of Menlo Worldwide Forwarding, Inc. and its subsidiaries and Menlo Worldwide Expedite!, Inc. (collectively "MWF") in 2004 and (2) the shut-down of Emery Worldwide Airlines, Inc. ("EWA") in 2001 and the termination of its Priority Mail contract with the USPS in 2000. The results of operations and cash flows of discontinued operations have been segregated from continuing operations, except where otherwise noted.

                                                     Three Months Ended
                                                          March 31,
                                                 ------------------------
 (Dollars in thousands)                              2008         2007
                                                 -----------  -----------

Gain from Disposal, net of tax
   MWF                                           $       --   $        27
   EWA                                                   --         2,892
                                                 -----------  ------------
                                                 $       --   $     2,919
                                                 ===========  ============

MWF

In October 2004, Con-way and MW entered into a stock purchase agreement with United Parcel Service, Inc. ("UPS") to sell all of the issued and outstanding capital stock of MWF. Con-way completed the sale in December 2004. Con-way agreed to indemnify UPS against certain losses that UPS may incur after the closing of the sale with certain limitations. Any losses related to these indemnification obligations or any other costs, including any future cash expenditures related to the sale that have not been estimated and recognized will be recognized in future periods as an additional loss from disposal when and if incurred. In the first quarter of 2007, the gain from MWF related to adjustments to loss estimates.

EWA

In the first quarter of 2007, EWA recognized a net gain of $2.9 million (net of tax of $1.7 million) that relates to a recovery of prior losses. EWA's estimated loss reserves declined to $3.0 million at March 31, 2008, from $3.3 million at December 31, 2007, due primarily to the cash payment of liabilities. EWA's remaining loss reserves at March 31, 2008 consisted of Con-way's estimated remaining exposure related to the labor matters described below.

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

Two additional actions were brought by groups of former EWA pilots and flight crewmembers no longer represented by ALPA. One action brought in federal court in Ohio in February 2007 was settled in April 2008 for $627,000. In the second action, which was ordered by the court to binding arbitration, the arbitrator granted EWA's motion to dismiss the arbitration in April 2008. Plaintiffs have three months from that date to file a motion to vacate the decision.

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

GM Exercise of Call Right

In June 2006, GM exercised its right to purchase Con-way's membership interest in Vector. Con-way in December 2006 recognized a receivable from GM of $51.9 million (an amount equal to the $84.8 million fair value of Con-way's membership interest reduced by Con-way's $32.9 million payable to Vector) and also recognized a $41.0 million gain (an amount equal to the $51.9 million receivable reduced by Con-way's $9.0 million net investment in Vector and $1.9 million of sale-related costs). In January 2007, Con-way received a $51.9 million payment from GM. Following negotiation with GM in the first quarter of 2007, an additional receivable of $2.7 million due from GM could not be collected, and accordingly, a $2.7 million loss was recognized in the Vector reporting segment to write off the outstanding receivable from GM.

Transition and Related Services

Pursuant to a closing agreement, GM and Con-way specified the transition services, primarily accounting assistance, and the compensation amounts for such services, to be provided to GM through June 30, 2008. In addition, GM and Con-way entered into an agreement for Con-way to provide certain information-technology support services at an agreed-upon compensation through at least September 30, 2008. Under these agreements, the Logistics segment reported first-quarter revenue of $2.8 million in both 2008 and 2007, primarily for information-technology services provided to GM.


6.  Segment Reporting

Con-way discloses segment information in the manner in which the business units are organized for making operating decisions, assessing performance and allocating resources. For financial reporting purposes, Con-way is divided into the following five reporting segments:

     * Freight. The Freight segment consists of the operating results of the Con-way Freight business unit, which provides regional, inter-regional, and transcontinental less-than-truckload freight services throughout North America.

     * Logistics. The Logistics segment consists of the operating results of the Menlo Worldwide Logistics business unit (also referred to as Menlo Logistics), which develops contract-logistics solutions, including the management of complex distribution networks and supply-chain engineering and consulting, and also provides domestic brokerage services. The Logistics segment includes the results of Cougar Logistics and Chic Logistics for periods subsequent to their acquisition.

     * Truckload.   The Truckload segment includes the operating results of
       the Con-way Truckload business unit. Con-way Truckload provides asset-based full-truckload freight services throughout North America, including services into and out of Mexico. Following the acquisition of CFI in August 2007, the operating results of CFI are reported with the operating results of Con-way's former truckload operation in the Truckload reporting segment.

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



(Dollars in thousands)                               Three Months Ended
                                                          March 31,
                                                 ------------------------
                                                     2008         2007
                                                 -----------  -----------
Revenues from External Customers
   Freight                                       $  743,320   $  679,690
   Logistics                                        341,460      320,481
   Truckload                                        115,969          948
   Other                                                832        1,072
                                                 -----------  -----------
                                                 $1,201,581   $1,002,191
                                                 ===========  ===========

Inter-segment Revenues
   Freight                                       $   11,227   $   13,288
   Logistics                                              8          117
   Truckload                                         35,123       17,569
   Other                                             11,222        9,736
                                                 -----------  -----------
                                                 $   57,580   $   40,710
                                                 ===========  ===========

Revenues before Inter-segment Eliminations
   Freight                                       $  754,547   $  692,978
   Logistics                                        341,468      320,598
   Truckload                                        151,092       18,517
   Other                                             12,054       10,808
   Inter-segment Revenue Eliminations               (57,580)     (40,710)
                                                 -----------  -----------
                                                 $1,201,581   $1,002,191
                                                 ===========  ===========

Operating Income (Loss)
   Freight                                       $   36,077   $   47,678
   Logistics                                          6,263        6,536
   Truckload                                         10,276         (663)
   Vector                                                --       (2,699)
   Other                                              1,392       (1,732)
                                                 -----------  -----------
                                                 $   54,008   $   49,120
                                                 ===========  ===========


7.  Fair-Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair-Value Measurements," which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair-value measurements and does not require any new fair-value measurements. In February 2008, the FASB issued FASB Staff Position SFAS 157-2 ("FSP SFAS 157-2"). FSP SFAS 157-2 delays the effective date of the application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis, until fiscal years beginning after November 15, 2008, and interim periods within those years, which for Con-way is the first quarter of 2009. Con-way adopted SFAS 157 effective January 1, 2008, except for the provisions that were delayed by FSP SFAS 157-
2. Nonfinancial assets for which Con-way has not applied the provisions of SFAS 157 include those measured at fair value in the impairment testing of goodwill and intangible assets and those initially measured at fair value in a business combination, but not measured at fair value in subsequent periods.

SFAS 157 requires that assets and liabilities reported at fair value be classified in one of the following three levels:

  Level 1: Quoted market prices in active markets for identical assets or liabilities
  Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data
  Level 3:  Unobservable inputs that are not corroborated by market data

The following table summarizes the valuation of financial instruments by the SFAS 157 levels:

                                      March 31, 2008
                     ----------------------------------------------
(Dollars in             Total     Level 1     Level 2     Level 3
 thousands)          ----------  ----------  ----------  ----------

Cash and cash
  equivalents        $ 158,083   $ 158,083   $      --   $      --
Marketable
  securities            15,016          16      15,000          --


Cash and cash equivalents consist of short-term interest-bearing instruments with maturities of three months or less at the date of purchase. The carrying amount of these instruments approximates their fair value due to their short maturity.

Con-way's marketable securities were valued using a market approach that considered transactions for identical or similar assets in the principal market. Transactions occurring in the principal market were at par; however, due to the current imbalance in supply and demand and the resulting auction failures, as discussed more fully below, the market for auction-rate securities is not considered active for purposes of classifying fair-value measurements.

At March 31, 2008, Con-way's marketable securities consisted primarily of two auction-rate securities valued at $7.5 million each. These investments are backed by student loans insured by the U.S. government and have AAA (or equivalent) ratings from recognized rating agencies and interest reset provisions of 28 days with remaining contractual maturities in excess of 30 years. Prior to recent volatility in the credit markets, auction-rate securities could be liquidated on the auction dates. However, the liquidity of auction-rate securities has been adversely affected by recent auction failures that have prevented investors from selling the securities on predetermined auction dates. Con-way was not able to sell these auction-rate securities at auctions in February and March. The securities continue to accrue interest at the contractual rate and will be auctioned every 28 days until the auction succeeds, the issuer calls the securities or they mature. Con-way has received all interest payments for these investments at the normally scheduled due dates. As a result of the failed auctions, Con-way reclassified the auction-rate securities from current marketable securities to long-term marketable securities due to the uncertainty of when Con-way will be able to convert these investments into cash.


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

Defined Benefit Pension Plans

Con-way's qualified defined benefit pension plans (collectively, the "Qualified Pension Plans") consist mostly of the primary defined benefit pension plan ("Primary DB Plan"), which covers the non-contractual employees and former employees of Con-way's continuing operations as well as former employees of its discontinued operations. Con-way's other qualified defined benefit pension plans cover only the former employees of discontinued operations.

Con-way also sponsors a primary non-qualified supplemental defined benefit pension plan ("Supplemental DB Plan") and several other unfunded non-qualified benefit plans (collectively, the "Non-Qualified Pension Plans"). The Supplemental DB Plan provides additional benefits for certain employees who are affected by IRC limitations on compensation eligible for benefits available under the qualified Primary DB Plan.

The following tables summarize the components of net periodic benefit expense (income) for Con-way's defined benefit pension plans:

                            Qualified Pension             Non-Qualified
                                  Plans                   Pension Plans
                         -------------------------  -------------------------
                           Three Months Ended          Three Months Ended
                                March 31,                   March 31,
                         -------------------------  -------------------------
(Dollars in thousands)       2008         2007          2008         2007
                         ------------ ------------  ------------ ------------

Service cost - benefits
 earned during
  the period             $        27  $        40   $        --  $        --
Interest cost on
  benefit obligation          17,358       17,049           807        1,199
Expected return on plan
  assets                     (24,247)     (23,267)           --           --
Net amortization and
  deferral                      (794)        (334)          269          578
                         ------------ ------------  ------------ ------------
  Net periodic
   benefit expense
    (income)             $    (7,656) $    (6,512)  $     1,076  $     1,777
                         ============ ============  ============ ============


Based on the funded status of the Qualified Pension Plans, Con-way does not expect to contribute to its qualified defined benefit pension plans in 2008; however, this could change based on changes in interest rates and asset returns.

Defined Contribution Retirement Plans

Con-way's defined contribution retirement plans consist mostly of the primary defined contribution retirement plan (the "Primary DC Plan"), which covers non-contractual U.S. employees.

Con-way recognized expense of $22.0 million and $21.1 million in the first quarter of 2008 and 2007, respectively, for its matching contributions under the Primary DC Plan. At March 31, 2008 and December 31, 2007, Con-way had recognized accrued liabilities of $16.3 million and $21.9 million, respectively, for its contributions related to the Primary DC Plan.

Postretirement Medical Plan

The following table summarizes the components of net periodic benefit expense for the postretirement medical plan:

                                                     Three Months Ended
                                                          March 31,
                                                 ------------------------
 (Dollars in thousands)                              2008        2007
                                                 -----------  -----------

Service cost - benefits earned during
  the period                                     $      620   $      581
Interest cost on benefit obligation                   1,603        1,795
Net amortization and deferral                          (199)         500
                                                 -----------  -----------
  Net periodic benefit expense                   $    2,024   $    2,876
                                                 ===========  ===========


9.  Comprehensive Income

Comprehensive income, which is a measure of all changes in equity except those resulting from investments by owners and distributions to owners, was as follows:

 (Dollars in thousands)                              Three Months Ended
                                                          March 31,
                                                 ------------------------
                                                     2008        2007
                                                 -----------  -----------

Net income                                       $   24,112   $   29,555

Other comprehensive income:
  Foreign currency translation
   adjustment                                         1,274           26
                                                 -----------  -----------
Comprehensive income                             $   25,386   $   29,581
                                                 ===========  ===========


10.  Share-Based Compensation

Under terms of the share-based compensation plans, Con-way grants various types of share-based compensation awards to employees and directors. The plan provides for awards in the form of stock options, nonvested stock (also known as restricted stock), and performance-share plan units.

Stock options are granted at prices equal to the market value of the common stock on the date of grant and expire 10 years from the date of grant. Generally, stock options are granted with three- or four-year graded-vesting terms, under which one-third or one-fourth of the award vests each year, respectively. Stock options granted in and after December 2004 generally have three-year graded-vesting terms, while stock options issued before that date generally have four-year graded-vesting terms. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the stock option plans). Effective September 26, 2006, Con-way established vesting provisions for new option awards that generally provide for immediate vesting of unvested shares upon qualifying retirement. Stock options issued before that date generally provide for continued vesting subsequent to the employee's retirement.

Shares of nonvested stock are valued at the market price of Con-way's common stock at the date of award. Awards granted to directors are generally granted with three-year graded-vesting terms, while awards granted to employees generally vest three years from the award date.

Performance-share plan units ("PSPUs") are valued at the market price of Con-way's common stock at the date of award and vest three years from the grant date if certain performance criteria are achieved. The number of shares the award recipients ultimately receive depends upon the achievement of certain performance criteria and can range from zero to 406,688 shares. The 2007 award is subject to forfeiture if an award recipient leaves Con-way during the three-year period, while the 2008 award allows for pro rata vesting if the award recipient leaves Con-way as a result of death, disability or qualifying retirement. Outstanding PSPUs have a weighted-average grant-date fair value of $45.57. The amount of expense recorded each period is based on Con-way's current estimate of the number of shares that will ultimately vest.

The following expense was recognized for share-based compensation:

 (Dollars in            Three Months Ended             Three Months Ended
 thousands)               March 31, 2008                 March 31, 2007
                  ------------------------------ ------------------------------
                    Stock    Nonvested             Stock    Nonvested
                   Options   Stock and   Total    Options   Stock and   Total
                               PSPUs                          PSPUs
                  --------- ----------- -------- --------- ----------- --------
Salaries, wages
 and other
  employee
   benefits       $  1,707  $    1,480  $ 3,187  $  1,509  $      872  $ 2,381
Deferred income
 tax benefit          (648)       (577)  (1,225)     (577)       (340)    (917)
                  --------- ----------- -------- --------- ----------- --------
 Net share-based
  compensation
    expense       $  1,059  $      903  $ 1,962  $    932  $      532  $ 1,464
                  ========= =========== ======== ========= =========== ========


11. Income Taxes

Con-way's first-quarter effective tax rate in 2008 was 39.4%, compared to 41.8% in 2007. Excluding the effect of various discrete tax adjustments, Con-way's effective tax rate in 2008 was 38.4% and in 2007 was 37.7%. The discrete tax adjustments in the first quarter of 2007 include a loss for the write-off of a receivable that was not deductible for tax purposes. As more fully discussed in Note 5, "Sale of Unconsolidated Joint Venture," a receivable due from GM could not be collected, and accordingly, a $2.7 million loss was recognized in the first quarter of 2007. As a sale-related receivable, the write-off was a capital loss for tax purposes and was not deductible from first-quarter ordinary income.

Con-way reported an income tax liability of $4.0 million at March 31, 2008 and reported an income tax receivable of $7.6 million at December 31, 2007.


12.  Commitments and Contingencies

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

Other

In February 2002, a lawsuit was filed against EWA in the District Court for the Southern District of Ohio, alleging violations of the Worker Adjustment and Retraining Notification Act (the "WARN Act") in connection with employee layoffs and ultimate terminations due to the August 2001 grounding of EWA's airline operations and the shutdown of the airline operations in December 2001. The court subsequently certified the lawsuit as a class action on behalf of affected employees laid off between August 11 and August 15, 2001. The WARN Act generally requires employers to give 60-days notice, or 60-days pay and benefits in lieu of notice, of any shutdown of operations or mass layoff at a site of employment. The estimated range for potential loss on this matter is zero to approximately $9 million, plus accrued interest. Con-way intends to continue to vigorously defend the lawsuit.

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                Introduction
                                ------------

Management's Discussion and Analysis of Financial Condition and Results of Operations (referred to as "Management's Discussion and Analysis") is intended to assist in a historical and prospective understanding of Con-way's financial condition, results of operations, and cash flows, including a discussion and analysis of the following:

  *  Overview of Business
  *  Results of Operations
  *  Liquidity and Capital Resources
  *  Critical Accounting Policies and Estimates
  *  New Accounting Standards
  *  Forward-Looking Statements


                            Overview of Business
                            --------------------

Con-way provides transportation, logistics and supply-chain management services for a wide range of manufacturing, industrial and retail customers. Con-way's business units operate in regional and transcontinental less-than-truckload and full-truckload freight transportation, contract logistics and supply-chain management, freight brokerage, and trailer manufacturing. For financial reporting purposes, Con-way is divided into the following five reporting segments:

     * Freight. The Freight segment consists of the operating results of the Con-way Freight business unit, which provides regional, inter-regional, and transcontinental less-than-truckload freight services throughout North America.

     * Logistics. The Logistics segment consists of the operating results of the Menlo Worldwide Logistics business unit (also referred to as Menlo Logistics), which develops contract-logistics solutions, including the management of complex distribution networks and supply-chain engineering and consulting, and also provides domestic brokerage services. The Logistics segment includes the results of Cougar Logistics and Chic Logistics for periods subsequent to their acquisition.

     * Truckload.   The Truckload segment includes the operating results of
       the Con-way Truckload business unit. Con-way Truckload provides asset-based full-truckload freight services throughout North America, including services into and out of Mexico. Following the acquisition of CFI in August 2007, the operating results of CFI are reported with the operating results of Con-way's former truckload operation in the Truckload reporting segment.

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

Con-way's primary business-unit results generally depend on the number, weight and distance of shipments transported, the prices received on those shipments or services, and the mix of services provided to customers, as well as the fixed and variable costs incurred by Con-way in providing the services and the ability to manage those costs under changing circumstances. Con-way's primary business units are affected by the timing and degree of fluctuations in fuel prices and their ability to recover incremental fuel costs through fuel-surcharge programs.

Con-way Freight transports shipments utilizing a network of freight service centers combined with a fleet of company-operated line-haul and pickup-and-delivery tractors and trailers. Con-way Truckload transports shipments using a fleet of long-haul tractors and trailers. Menlo Logistics manages the logistics functions of its customers and primarily utilizes third-party transportation providers for the movement of customer shipments.


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


                            Continuing Operations

 (Dollars in thousands except per share              Three Months Ended
 amounts)                                                 March 31,
                                                 ------------------------
                                                     2008        2007
                                                 -----------  -----------

Revenues                                         $1,201,581   $1,002,191
                                                 ===========  ===========

Operating income                                 $   54,008   $   49,120
Other expense                                        14,209        3,328
                                                 -----------  -----------
Income from continuing operations
  before income tax provision                        39,799       45,792
Income tax provision                                 15,687       19,156
                                                 -----------  -----------
Income from continuing operations                    24,112       26,636
Preferred stock dividends                             1,656        1,714
                                                 -----------  -----------
Net income from continuing operations
   available to common shareholders              $   22,456   $   24,922
                                                 ===========  ===========

Diluted earnings per share                       $     0.47   $     0.51
Operating margin                                        4.5%         4.9%
Effective tax rate                                     39.4%        41.8%


Con-way's consolidated revenue for the first quarter of 2008 increased 19.9% from the same period last year due primarily to acquisition-related revenue increases from Truckload and Logistics. Excluding revenue from the companies acquired in the second half of 2007, Con-way's first-quarter revenue increased 6.0% due to a 9.4% increase at Freight, partially offset by lower revenue at Logistics.

In the first quarter of 2008, consolidated operating income increased 10.0% due primarily to increases at the Truckload, Other and Vector segments, partially offset by lower operating income from Freight and Logistics. Increased operating income for the Truckload segment was due to the acquisition of CFI, while improved results of the Other segment primarily reflect income from re-insurance activities. Lower operating income at Freight reflects a competitive freight environment in which pricing increases were not sufficient to offset increased operating expenses, particularly the inflationary effect of unprecedented fuel costs. The decline in operating income from Logistics was due to losses at its recently acquired companies. Comparative operating results at Vector benefited from a $2.7 million loss in the first quarter of 2007 for the write-off of a receivable related to the Vector sale.

In connection with the re-branding initiative, Con-way recognized expense of $3.7 million in the first quarter of 2008 compared to $2.8 million in the first quarter of 2007. Under Con-way's re-branding initiative announced in April 2006, Con-way has recognized expense of $19.0 million through the first quarter of 2008 and estimates that it will recognize additional re-branding expenses of $3 million in 2008 and $1 million in each of 2009 and 2010.
Total estimated expenses of $24 million for the re-branding initiative consist primarily of the costs to convert Con-way Freight's tractors and trailers to the new Con-way graphic identity. Estimated re-branding expenses in 2008, 2009 and 2010 include $2 million for the conversion of CFI trailers to the Con-way Truckload brand.

As more fully discussed in Note 3, "Restructuring Activities," of Item 1, "Financial Statements," Con-way incurred $5.2 million in expenses in the first-quarter of 2008 related to its business-transformation initiative at Con-way Freight.

Non-operating expense increased $10.9 million in the first quarter of 2008 due primarily to a $7.9 million increase in interest expense and a $3.9 million decrease in investment income. Variations in interest expense and interest income were due primarily to the acquisition of CFI, which was financed with existing cash resources and proceeds from new debt financing.

Con-way's first-quarter effective tax rate in 2008 was 39.4%, compared to 41.8% in 2007. Excluding the effect of various discrete tax adjustments, Con-way's effective tax rate in 2008 was 38.4% and in 2007 was 37.7%. The discrete tax adjustments in the first quarter of 2007 include a loss for the write-off of a receivable that was not deductible for tax purposes, as more fully discussed in Note 11, "Income Taxes," of Item 1, "Financial Statements."

Con-way's net income from continuing operations available to common shareholders in the first quarter of 2008 decreased 9.9%, reflecting higher non-operating expense, partially offset by higher operating income and a decrease in the effective tax rate. Con-way's diluted earnings per share from continuing operations in the same period of 2008 decreased 7.8% as lower net income was partially offset by the accretive effect of Con-way's share repurchase program, which concluded on June 29, 2007. Primarily as the result of share repurchases, Con-way's average diluted shares outstanding declined to 48.1 million shares in the first quarter of 2008 from 49.1 million shares in the same period of 2007.


                            Reporting Segment Review

Freight

The following table compares operating results, operating margins, and the percentage change in selected operating statistics of the Freight reporting segment:

 (Dollars in thousands)                              Three Months Ended
                                                          March 31,
                                                 ------------------------
                                                    2008         2007
                                                 -----------  -----------
Summary of Segment Operating Results
  Revenues                                       $  743,320   $  679,690
  Operating Income                                   36,077       47,678
  Operating Margin                                      4.9%         7.0%


                                            2008 vs. 2007
                                           ---------------
Selected Con-way Freight Operating
 Statistics
  Revenue per day                              +11.1%
  Weight per day                                +3.1
  Revenue per hundredweight ("yield")           +7.8
  Shipments per day ("volume")                  +2.5
  Weight per shipment                           +0.5

The Freight segment's revenue in the first quarter of 2008 increased 9.4% over the same period of 2007. Revenue increases at Freight in the first quarter of 2008 reflect higher revenue per day, partially offset by the effects of 0.5 fewer working days when compared to the same period of last year. Revenue per day for Con-way Freight increased 11.1% in the first quarter on a 3.1% increase in weight per day and a 7.8% increase in yield. The 3.1% increase in weight per day was achieved through a 2.5% increase in shipments per day combined with a 0.5% increase in weight per shipment. The increase in the weight per day and volume of freight transported was derived primarily from business with Con-way Freight's largest customers and reflects the results of targeted sales initiatives.

Yield increases in 2008 primarily reflect increases in fuel surcharges and average length of haul. Commensurate with higher transportation costs, shipments with longer lengths of haul generally have higher yields. Yields in both periods also reflect general rate increases. Con-way Freight implemented a general rate increase of 5.5% on January 28, 2008 compared to a 4.9% increase on March 19, 2007. These general rate increases were applied to customers with pricing governed by Con-way Freight's standard tariff; however, the effects of the increases were diminished in part by the competitive pricing environment.

Excluding fuel surcharges, yields in 2008 increased 2.1%. Like other LTL carriers, Con-way Freight assesses many of its customers with a fuel surcharge. The fuel surcharge is intended to compensate Con-way Freight for higher fuel costs and fuel-related increases in purchased transportation. Fuel surcharges are only one part of Con-way Freight's overall rate structure, and the total price that Con-way Freight receives from customers for its services is governed by market forces, as more fully discussed below in Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Fuel." In the first quarter, Con-way Freight's fuel-surcharge revenue increased to 16.8% of revenue in 2008 from 11.8% in 2007.

Freight's operating income in the first quarter of 2008 decreased 24.3%. Lower operating income at Freight reflects a competitive freight environment in which pricing increases were not sufficient to offset increased operating expenses, particularly the inflationary effect of unprecedented fuel costs. Operating expenses in the first quarter of 2008 were adversely affected by $5.2 million of costs related to Con-way Freight's business-transformation initiative and to higher re-branding expenses. As more fully discussed in
Note 3, "Restructuring Activities," of Item 1, "Financial Statements," Con-way Freight announced the reorganization in August 2007 and it was substantially completed at the end of the first quarter of 2008. Under Con-way's re-branding initiative announced in April 2006, Con-way Freight incurred $3.7 million of costs in the first quarter of 2008 compared to $2.8 million in the first quarter of 2007. The re-branding costs were for expenses related primarily to the conversion of tractors and trailers to the new Con-way graphic identity.

Expenses for fuel and fuel-related taxes in the first quarter of 2008 increased 38.1% from 2007 due primarily to an increase in the cost of diesel fuel. During the same period, purchased transportation expense increased 26.7% reflecting an increase in freight transported by third-party providers and fuel-related rate increases.

Maintenance expense increased 21.2% due in part to increased re-branding expense, as discussed above. Other operating expenses and rents and leases expense increased 16.5% and 17.1%, respectively, due primarily to costs associated with the business-transformation initiative.

In the first quarter of 2008, expenses for salaries, wages and other employee benefits increased 3.9% from the same period in 2007. Base compensation in the first quarter of 2008 rose 5.1% reflecting additional freight-handling requirements, wage and salary rate increases, and an increase in average driver count from the first quarter of 2007 due to increased freight volumes. Employee benefits expense increased 5.3% in the first quarter of 2008 due primarily to higher costs associated with workers' compensation claims and higher payroll taxes, partially offset by a decline in expenses for compensated absences. In both periods presented, expenses for compensated absences include non-recurring adjustments resulting from benefit plan changes intended to align benefits as part of the business-transformation and operational-restructuring initiatives. In the first quarter of 2008, incentive compensation decreased $4.6 million or 67.2% based on variations in performance measures relative to incentive-plan targets.

Logistics

The table below compares operating results and operating margins of the Logistics reporting segment. The table summarizes the segment's revenue as well as net revenue (revenue less purchased transportation expenses). Carrier-management revenue is attributable to contracts for which Menlo Logistics manages the transportation of freight but subcontracts the actual transportation and delivery of products to third parties, which Menlo Logistics refers to as purchased transportation. Menlo Logistics' management places emphasis on net revenue as a meaningful measure of the relative importance of its principal services since revenue earned on most carrier-management services includes the third-party carriers' charges to Menlo Logistics for transporting the shipments.


(Dollars in thousands)                               Three Months Ended
                                                          March 31,
                                                 ------------------------
                                                     2008         2007
                                                 -----------  -----------
Summary of Segment Operating Results
  Revenues                                       $  341,460   $  320,481
  Purchased Transportation                         (215,452)    (216,358)
                                                 -----------  -----------
  Net Revenues                                      126,008      104,123

  Operating Income                                    6,263        6,536
  Operating Margin on Revenue                           1.8%         2.0%
  Operating Margin on Net Revenue                       5.0%         6.3%



In the first quarter of 2008, Logistics' revenue increased 6.5% primarily due to the acquisitions of Cougar Logistics and Chic Logistics in the second half of 2007. Excluding revenue from the acquired companies, Logistics' revenue decreased 0.6% due to a 5.4% decline in revenue from carrier-management services partially offset by a 14.2% increase in revenue from warehouse-management services.

Logistics net revenue in the first quarter of 2008 increased 21.0% over the same quarter last year partially due to the acquisitions of Cougar Logistics and Chic Logistics. Excluding net revenue from the acquired companies, Logistics' net revenue increased 12.5%. Higher first-quarter net revenue in 2008 reflects reductions in purchased transportation costs and an increase in the percentage of revenue derived from warehouse-management services, which increases revenue without an associated increase in purchased transportation.

Logistics' operating income in the first quarter of 2008 decreased 4.2% from the first quarter of 2007 as higher net revenue was more than offset by collective operating losses of $1.1 million at Cougar Logistics and Chic Logistics. The losses at the acquired companies were due in part to the effects of integration and severe winter weather in China. Management expects revenue and operating results at the acquired companies to improve from the first quarter as these effects diminish in future periods. Excluding operating losses from the acquired companies, Logistics' operating income grew 12.6% reflecting margin improvement, primarily on carrier-management services. Improved margins on carrier-management services resulted primarily from a customer contract renegotiation and a one-time adjustment relating to volume pricing. The remaining discussion of percentage changes in expense categories excludes the acquired companies.

In the first quarter of 2008, purchased transportation costs decreased 7.0% due primarily to decreases in carrier-management services. Expenses for salaries, wages and other employee benefits and costs for rents and leases, purchased labor, and other operating expenses increased due primarily to increased warehouse-management volumes as a result of the addition of new customers and growth with existing customers. Salaries, wages and other employee benefits increased 10.0% in the first quarter of 2008 reflecting increases in base compensation and employee benefits. Base compensation rose 9.4% due primarily to growth in headcount and, to a lesser extent, wage and salary rate increases. Employee benefits expense increased 10.5% due principally to higher payroll taxes and higher costs for retirement benefits. Expenses for rents and leases increased 20.8% and purchased labor increased 6.9%. Other operating costs, which include cargo loss and damage claims, corporate allocations, facility utilities, and property taxes, increased 16.3%.

In August 2007, the Department of Defense ("DOD") selected Menlo Worldwide Logistics Government Services, LLC ("MWLGS") as the primary contractor for the Defense Transportation Coordination Initiative ("DTCI"), a logistics program directed by the DOD to streamline and improve domestic transportation and distribution operations. Under the contract, MWLGS will be responsible for deploying and operating an integrated logistics solution for shipment planning, shipment execution and overall transportation management for DOD shipments moving into and among DOD facilities in the contiguous United States. The contract, with a potential seven-year life, has a three-year base period with an estimated $525 million in transportation expenditures. Implementation of the initiative is being rolled out in three phases over a 25-month period with the first distribution center beginning operations on March 31, 2008. Con-way is currently evaluating the timing and extent of revenue recognition. The contract did not have a material effect on Logistics' revenue or operating income in the first quarter of 2008; however, as of March 31, 2008, $5.5 million in unearned revenue and $3.8 million in deferred set-up costs have been recorded and are reported in Con-way's consolidated balance sheets as accrued liabilities, and deferred charges and other assets, respectively.

Truckload

The following table compares revenues and operating income (loss) of the Truckload reporting segment:

 (Dollars in thousands)                              Three Months Ended
                                                          March 31,
                                                 ------------------------
                                                     2008        2007
                                                 -----------  -----------
Summary of Segment Operating Results
  Revenues                                       $  115,969   $      948
  Operating Income (Loss)                            10,276         (663)


Increased revenue and operating income at the Truckload reporting segment was due to the acquisition of CFI. For periods prior to the acquisition of CFI in August 2007, the operating results of the Truckload segment consist only of the pre-acquisition truckload business unit. In all periods presented, segment revenue is reported after the elimination of revenue recognized for truckload services provided to Con-way Freight and Menlo Logistics. Accordingly, first-quarter revenue is reported net of inter-segment revenue of $35.1 million in 2008 and $17.6 million in 2007. Con-way Truckload's results are affected by the timing and degree of fluctuations in fuel prices, as more fully discussed below in Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Fuel."

Vector

In December 2006, Con-way recognized the sale to GM of Con-way's membership interest in Vector. The sale of Vector did not qualify as a discontinued operation due to its classification as an equity-method investment, and accordingly, Vector's income or losses are reported in net income from continuing operations.

In 2007, segment results reported from Con-way's equity investment in Vector included a $2.7 million first-quarter loss due to the write-off of a business-case receivable from GM, as more fully discussed in Note 5, "Sale of Unconsolidated Joint Venture," of Item 1, "Financial Statements."

Other

The Other reporting segment consists of the operating results of Road Systems, a trailer manufacturer, and certain corporate activities for which the related income or expense has not been allocated to other reporting segments. The table below summarizes the operating results for the Other reporting segment:

 (Dollars in thousands)                              Three Months Ended
                                                          March 31,
                                                 ------------------------
                                                    2008          2007
                                                 -----------  -----------

Revenues
  Road Systems                                   $      832   $    1,072

Operating Income (Loss)
  Road Systems                                   $      436   $      307
  Con-way re-insurance activities                       875       (1,832)
  Con-way corporate properties                         (156)        (455)
  Other                                                 237          248
                                                 -----------  -----------
                                                 $    1,392   $   (1,732)
                                                 ===========  ===========



                           Discontinued Operations

Net income available to common shareholders in the periods presented includes the results of discontinued operations, which relate to the sale of MWF and the shut-down of EWA, as more fully discussed in Note 4, "Discontinued Operations," of Item 1, "Financial Statements." Results of discontinued operations are presented below.

(Dollars in thousands except per share               Three Months Ended
 amounts)                                                 March 31,
                                                 ------------------------
                                                    2008         2007
                                                 -----------  -----------
Discontinued Operations, net of tax
  Gain from Disposal                             $       --   $    2,919
                                                 -----------  -----------
                                                 $       --   $    2,919
                                                 ===========  ===========


Diluted earnings per share
  Gain from Disposal                             $       --   $     0.06
                                                 -----------  -----------
                                                 $       --   $     0.06
                                                 ===========  ===========


                       Liquidity and Capital Resources
                       -------------------------------

Cash and cash equivalents declined to $158.1 million at March 31, 2008 from $176.3 million at December 31, 2007, as $35.7 million used in investing activities and $25.7 million used in financing activities exceeded $43.5 million provided by operating activities. In the first quarter of 2008, cash used in investing activities primarily reflects cash used for capital expenditures, partially offset by a decrease in marketable securities, while cash used in financing activities primarily reflects the repayment of debt.


                                                     Three Months Ended
(Dollars in thousands)                                    March 31,
                                                 ------------------------
                                                     2008         2007
                                                 -----------  -----------
Operating Activities
  Net income                                     $   24,112   $   29,555
  Discontinued operations                                --       (2,919)
  Non-cash adjustments (1)                           62,065       45,476
                                                 -----------  -----------
  Net income before non-cash items                   86,177       72,112

  Changes in assets and liabilities                 (42,635)      30,139
                                                 -----------  -----------

Net Cash Provided by Operating Activities            43,542      102,251


Net Cash Used in Investing Activities               (35,661)     (10,538)


Net Cash Used in Financing Activities               (25,726)     (66,531)
                                                 -----------  -----------

Net Cash Provided by (Used in) Continuing
  Operations                                        (17,845)      25,182
Net Cash Provided by (Used in) Discontinued
  Operations                                           (370)       4,846
                                                 -----------  -----------
Increase (Decrease) in Cash and
  Cash Equivalents                               $  (18,215)  $   30,028
                                                 ===========  ===========


   (1) "Non-cash adjustments" refer to depreciation, amortization, deferred income taxes, provision for uncollectible accounts, loss from equity-method investment, and other non-cash income and expenses.

Operating Activities

Cash flow from operating activities in the first three months of 2008 was $43.5 million, a $58.7 million decrease from the first three months of 2007, as an increase in net income before non-cash items was offset by a net use of cash due to changes in assets and liabilities. First-quarter changes in receivables, employee benefits, and income taxes contributed to the decline in operating cash flow when compared to the prior year, partially offset by an increase in operating cash flow associated with accrued liabilities (excluding employee benefits and incentive compensation). In the first three months of 2008, receivables used $66.5 million, compared to $42.6 million used in the same prior-year period, due primarily to a revenue-driven increase in receivables at the Freight segment. Employee benefits used $22.4 million in the first three months of 2008 compared to $6.4 million provided in the first three months of 2007. Variations related to employee benefits primarily reflect benefit plan amendments that were effective in January 2007. As a result of benefit plan amendments, the increase in the liability for Con-way's defined contribution retirement plan provided $17.0 million in the first three months of 2007. Cash provided from income taxes decreased to $12.4 million in the first three months of 2008 from $36.9 million in the same prior-year period due primarily to tax refunds received in March 2007. The increase in accrued liabilities provided $58.3 million in the first three months of 2008 compared to $37.4 million in the first three months of 2007 due in part to an increase in accrued interest on the 7.25% Senior Notes issued in December 2007.

Investing Activities

Cash used in investing activities increased to $35.7 million in the first three months of 2008 from $10.5 million used in the first three months of 2007 due primarily to an increase in capital expenditures and to $51.9 million in proceeds received in January 2007 from the sale of Con-way's membership interest in Vector, partially offset by changes in marketable securities. Capital expenditures in the first three months of 2008 increased $23.7 million from the same prior-year period due primarily to increased tractor and trailer expenditures at the Truckload segment. In both periods presented, investing activities also reflect fluctuations in short-term marketable securities, which provided $15.0 million in the first three months of 2008 compared to $41.4 million used in the first three months of 2007.

Financing Activities

Financing activities used cash of $25.7 million in the first three months of 2008 compared to $66.5 million used in the same period of 2007. The decrease in the amount of cash used in financing activities was due primarily to the conclusion of Con-way's common stock repurchase program on June 29, 2007. In the first three months of 2007, common stock repurchases of $45.1 million were made under a repurchase program authorized by Con-way's Board of Directors. In both periods presented, financing activities also reflect proceeds from the exercise of stock options, dividend payments and scheduled debt payments.

Con-way has a $400 million revolving credit facility that matures on September 30, 2011. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to $400 million. At March 31, 2008, no borrowings were outstanding under Con-way's revolving credit facility; however, $202.3 million of letters of credit were outstanding, with $197.7 million of available capacity for additional letters of credit or cash borrowings. Con-way had other uncommitted unsecured credit facilities totaling $50.0 million at March 31, 2008, which are available to support letters of credit, bank guarantees, and overdraft facilities; at that date, a total of $16.2 million was outstanding under these facilities.

See "- Forward-Looking Statements" below; Item 1A, "Risk Factors," and Note 7, "Debt and Other Financing Arrangements," of Item 8, "Financial Statements and Supplementary Data," in Con-way's 2007 Annual Report on Form 10-K for additional information concerning Con-way's $400 million credit facility and its other debt instruments.

Contractual Cash Obligations

Con-way's contractual cash obligations as of December 31, 2007 are summarized in Con-way's 2007 Annual Report on Form 10-K under Item 7, "Management's Discussion and Analysis - Liquidity and Capital Resources - Contractual Cash Obligations." In the first three months of 2008, there have been no material changes in Con-way's contractual obligations outside the ordinary course of business.

Other

In 2008, Con-way anticipates capital and software expenditures of approximately $220 million compared to $152 million in 2007. The increase in expenditures in 2008 is due primarily to tractor and trailer purchases at the Truckload segment. Con-way's estimate for capital expenditures primarily includes acquisitions of additional tractor and trailer equipment, land, and development of new and existing facilities. Con-way's actual 2008 capital expenditures may differ from the estimated amount, depending on factors such as actual and anticipated business volumes, availability and timing of delivery of equipment, the availability of land in desired locations for new facilities, and the timing of obtaining permits, environmental studies and other approvals necessary for the development of new and existing facilities.

At March 31, 2008, Con-way's senior unsecured debt was rated as investment grade by Standard and Poor's (BBB), Fitch Ratings (BBB), and Moody's (Baa3).

Con-way believes that its working capital requirements and capital expenditure plans in the foreseeable future will be adequately met with various sources of liquidity and capital, including Con-way's cash and cash equivalents, cash flow from operations, credit facilities and access to capital markets.


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

Information concerning Con-way's "Critical Accounting Policies and Estimates" is included in Item 7, "Management's Discussion and Analysis," in Con-way's 2007 Annual Report on Form 10-K. Con-way believes that the accounting policies that are most judgmental and material to the financial statements are those related to the following:

       *  Defined Benefit Pension Plans
       *  Self-Insurance Accruals
       *  Income Taxes
       *  Revenue Recognition
       *  Property, Plant and Equipment and Other Long-Lived Assets
       *  Acquisitions
       *  Disposition and Restructuring Activities

There have been no significant changes to the critical accounting policies and estimates disclosed in Con-way's 2007 Annual Report on Form 10-K.


                          New Accounting Standards
                          ------------------------

Refer to Note 1, "Principal Accounting Policies," of Item 1, "Financial Statements," for a discussion of recently issued accounting standards that Con-way has not yet adopted.


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

  *  any statements regarding strategic acquisitions; and

  * any statements of estimates or belief and any statements or assumptions underlying the foregoing.

Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative of those terms or other variations of those terms or comparable terminology or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data and methods that may be incorrect or imprecise and there can be no assurance that they will be realized. In that regard, certain important factors, among others and in addition to the matters discussed elsewhere in this document and other reports and documents filed by Con-way with the Securities and Exchange Commission, could cause actual results and other matters to differ materially from those discussed in such forward-looking statements. A detailed description of certain of these risk factors is included in Item 1A, "Risk Factors," of Con-way's 2007 Annual Report on Form 10-K.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Con-way is exposed to a variety of market risks, including the effects of interest rates, fuel prices, and foreign currency exchange rates.

Con-way enters into derivative financial instruments only in circumstances that warrant the hedge of an underlying asset, liability or future cash flow against exposure to some form of interest rate, commodity or currency-related risk. Additionally, the designated hedges should have high correlation to the underlying exposure such that fluctuations in the value of the derivatives offset reciprocal changes in the underlying exposure. Derivative financial instruments held by Con-way at March 31, 2008 did not have a material effect on Con-way's financial statements.

Interest Rates

Con-way is subject to the effect of interest-rate fluctuations on the fair value of its long-term debt and on the amount of interest income earned on cash-equivalent investments and marketable securities, as more fully discussed in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of Con-way's 2007 Annual Report on Form 10-K.

Fuel

Con-way is subject to risks associated with the availability and price of fuel, which are subject to political, economic, and market factors that are outside of Con-way's control.

Con-way would be adversely affected by an inability to obtain fuel in the future. Although historically Con-way has been able to obtain fuel from various sources and in the desired quantities, there can no assurance that this will continue to be the case in the future.

Con-way may also be adversely affected by the timing and degree of fluctuations in fuel prices. Currently, Con-way's business units have fuel-surcharge revenue programs or cost-recovery mechanisms in place with a majority of customers. Con-way's business units in the Freight and Truckload segments maintain fuel-surcharge programs designed to offset or mitigate the adverse effect of rising fuel prices. Menlo Logistics has cost-recovery mechanisms incorporated into most of its customer contracts under which it recognizes fuel-surcharge revenue designed to eliminate the adverse effect of rising fuel prices on purchased transportation.

Although Con-way Freight's competitors in the less-than-truckload ("LTL") market also impose fuel surcharges, there is no LTL industry-standard fuel-surcharge formula. Con-way Freight's fuel-surcharge program, which is based on a published national index, constitutes only part of Con-way Freight's overall rate structure. Con-way Freight generally refers to "base freight rates" as the collective pricing elements that exclude fuel surcharges. Accordingly, changes to base freight rates reflect numerous factors such as length of haul, freight class, and weight per shipment as well as customer-negotiated adjustments to Con-way's fuel surcharge mechanism. Ultimately, the total amount that Con-way Freight can charge for its services is determined by competitive pricing pressures and market factors.

Historically, its fuel-surcharge program has enabled Con-way Freight to more than recover increases in fuel costs and fuel-related increases in purchased transportation. As a result, Con-way Freight may be adversely affected if fuel prices fall and the resulting decrease in fuel-surcharge revenue is not offset by an equivalent increase in base freight-rate revenue. Although lower fuel surcharges may improve Con-way Freight's ability to increase the freight rates that it would otherwise charge, there can be no assurance in this regard. Con-way Freight may also be adversely affected if fuel prices continue to increase or if fuel prices remain at historically high levels. Customers faced with fuel-related increases in transportation costs often seek to negotiate lower rates through reductions in the base rates and/or limitations on the fuel surcharges charged by Con-way Freight, which adversely affect Con-way's Freight's ability to offset higher fuel costs with higher revenue.

Con-way Truckload's fuel surcharge program mitigates the effect of rising fuel prices but does not result in Con-way Truckload fully recovering its cost of fuel. In part, this is due to fuel costs that cannot be billed to customers, including costs such as those incurred in connection with empty and out-of-route miles or when engines are being idled during cold or warm weather. As with the LTL industry, there is no truckload industry-standard fuel-surcharge formula.

Con-way would be adversely affected if, due to competitive and market factors, its business units are unable to continue their current fuel-surcharge programs and/or cost-recovery mechanisms. In addition, there can be no assurance that the programs and/or mechanisms utilized by Con-way Freight and Menlo Logistics, as currently maintained or as modified in the future, will be sufficiently effective to offset increases in the price of fuel, or that the programs maintained by Con-way Truckload will enable Con-way Truckload to sufficiently minimize its exposure to fuel-related cost increases.

Foreign Currency

The assets and liabilities of Con-way's foreign subsidiaries are denominated in foreign currencies, which create exposure to changes in foreign-currency exchange rates. Con-way does not currently use derivative financial instruments to manage foreign currency risk.



ITEM 4.  CONTROLS AND PROCEDURES

(a)    Disclosure Controls and Procedures

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

(b)   Internal Control Over Financial Reporting

There have not been any changes in Con-way's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Con-way's internal control over financial reporting.


Con-way acquired CFI on August 23, 2007, Cougar Logistics on September 5, 2007 and Chic Logistics on October 18, 2007. Management excluded these acquired companies from its assessment of the effectiveness of disclosure controls and procedures and internal control over financial reporting as of March 31, 2008. Management was unable to assess the effectiveness of the disclosure controls and procedures and internal control over financial reporting of these acquired companies because of the timing of the acquisitions. Management expects to update its assessment of the effectiveness of the disclosure controls and procedures and internal control over financial reporting to include these companies as soon as practicable but in any event, no later than in the Form 10-K for the annual period ended December 31, 2008.



                         PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

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

Certain legal proceedings of Con-way are also discussed in Note 4, "Discontinued Operations," and Note 12, "Commitments and Contingencies," of
Item 1, "Financial Statements."


ITEM 1A.  RISK FACTORS

A detailed description of risk factors is included in Item 1A, "Risk Factors," of Con-way's 2007 Annual Report on Form 10-K. Except for the discussion included herein under "Fuel" of Part 1, Item 3, "Market Risk," there have been no changes to Con-way's risk-factors disclosures.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Shareholders Meeting held April 22, 2008, the following proposals were presented with the indicated voting results:

For the purpose of electing members of the Board of Directors, the votes representing shares of common and preferred stock were cast as follows:


                Nominee               For           Against
           --------------------   ------------   ------------
           Michael J. Murray       37,351,536      8,810,809
           Robert D. Rogers        43,996,321      2,166,024
           William J. Schroeder    40,085,849      6,076,496
           Chelsea C. White III    37,372,927      8,789,418

The following directors did not stand for election and continued in office as directors after the Annual Shareholders Meeting: John J. Anton, William R. Corbin, Margaret G. Gill, Robert Jaunich II, W. Keith Kennedy Jr., Admiral Henry H. Mauz, Jr., John C. Pope, Douglas W. Stotlar, and Peter W. Stott.

The appointment of KPMG LLP as Con-way's independent registered public accounting firm for the year 2008 was approved by the following vote: For 45,439,493; Against 403,367; Abstain 319,485.

Shareholders approved the shareholder proposal urging the Board of Directors to take the necessary steps to declassify the Board for purposes of director elections by the following vote: For 25,930,077; Against 16,572,267; Abstain 584,803; Broker non-votes 3,075,198.


ITEM 6.  EXHIBITS

Exhibit No.
-----------

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

                                         Con-way Inc.
                                         ------------
                                         (Registrant)


May 9, 2008                              /s/ Kevin C. Schick
                                         --------------------
                                         Kevin C. Schick
                                         Senior Vice President and
                                         Chief Financial Officer