Form 10-Q
period 2008-06-30
Con-way Inc.
filed 2008-08-11
CIK 23675

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2008

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

Large accelerated filer X  Accelerated filer      Non-accelerated filer
                       ---                   ---                       ---
Smaller reporting company
                         ---

Indicate  by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act). Yes      No X
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Number of shares of Common Stock, $.625 par value,
                outstanding as of July 31, 2008:  45,698,906










                                CON-WAY INC.
                                  FORM 10-Q
                        Quarter Ended June 30, 2008

_______________________________________________________________________________
_______________________________________________________________________________

                                    INDEX


PART I. FINANCIAL INFORMATION                                             Page

  Item 1. Financial Statements

    Consolidated Balance Sheets -
      June 30, 2008 and December 31, 2007                                   3

    Statements of Consolidated Income -
      Three and Six Months Ended June 30, 2008 and 2007                     5

    Statements of Consolidated Cash Flows -
      Six Months Ended June 30, 2008 and 2007                               6

    Notes to Consolidated Financial Statements                              7

  Item 2. Management's  Discussion  and  Analysis  of Financial
           Condition and Results of Operations                             20

  Item 3. Quantitative and Qualitative Disclosures about Market Risk       31

  Item 4. Controls and Procedures                                          33


PART II. OTHER INFORMATION

  Item 1.Legal Proceedings                                                 34

  Item 1A.Risk Factors                                                     34

  Item 6.Exhibits                                                          35

  Signatures                                                               36





                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                                CON-WAY INC.
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)



                                                     June 30,    December 31,
ASSETS                                                 2008          2007
                                                   ------------  ------------
                                                   (Unaudited)
Current Assets
  Cash and cash equivalents                        $   236,477   $   176,298
  Marketable securities                                     15        30,016
  Trade accounts receivable, net                       646,367       503,940
  Other accounts receivable                             31,076        42,664
  Operating supplies, at lower of
   average cost or market                               28,779        24,142
  Prepaid expenses and other assets                     37,102        40,746
  Deferred income taxes                                 33,989        37,672
                                                   ------------  ------------
    Total Current Assets                             1,013,805       855,478
                                                   ------------  ------------


Property, Plant, and Equipment
  Land                                                 189,804       187,323
  Buildings and leasehold improvements                 785,767       792,962
  Revenue equipment                                  1,278,306     1,246,816
  Other equipment                                      289,552       265,640
                                                   ------------  ------------
                                                     2,543,429     2,492,741
  Accumulated depreciation and amortization         (1,093,967)   (1,033,953)
                                                   ------------  ------------
    Net Property, Plant, and Equipment               1,449,462     1,458,788
                                                   ------------  ------------

Other Assets
  Deferred charges and other assets                     39,514        33,139
  Capitalized software, net                             33,327        35,010
  Employee benefits                                    104,349        89,039
  Marketable securities                                  7,500            --
  Intangible assets, net                                36,919        18,780
  Goodwill                                             512,864       527,446
                                                   ------------  ------------
                                                       734,473       703,414
                                                   ------------  ------------

Total Assets                                       $ 3,197,740   $ 3,017,680
                                                   ============  ============


        The accompanying notes are an integral part of these statements.



                                CON-WAY INC.
                         CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands except per share amounts)



                                                     June 30,    December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                   2008          2007
                                                   ------------  ------------
                                                   (Unaudited)
Current Liabilities
  Accounts payable                                 $   326,908   $   276,105
  Accrued liabilities                                  315,150       266,625
  Accrued income taxes                                   1,438            --
  Self-insurance accruals                              107,285       110,986
  Short-term borrowings                                  6,389         5,072
  Current maturities of long-term debt                  22,700        22,704
                                                   ------------  ------------
    Total Current Liabilities                          779,870       681,492

Long-Term Liabilities
  Long-term debt and guarantees                        930,212       955,722
  Self-insurance accruals                              130,450       118,854
  Employee benefits                                    192,789       195,145
  Other liabilities and deferred credits                39,410        24,639
  Deferred income taxes                                139,928       132,732
                                                   ------------  ------------
Total Liabilities                                    2,212,659     2,108,584
                                                   ------------  ------------

Commitments and Contingencies (Notes 4 and 13)

Shareholders' Equity
  Preferred stock, no par value; authorized
   5,000,000 shares:
    Series B, 8.5% cumulative, convertible,
     $.01 stated value; designated 1,100,000
      shares; issued 542,460 and 560,998
       shares, respectively                                  5             6
  Additional paid-in capital, preferred stock           82,503        85,322
  Deferred compensation, defined contribution
    retirement plan                                    (15,620)      (20,805)
                                                   ------------  ------------
      Total Preferred Shareholders' Equity              66,888        64,523

  Common stock, $.625 par value; authorized
   100,000,000 shares; issued 62,235,403 and
    61,914,495 shares, respectively                     38,758        38,615
  Additional paid-in capital, common stock             579,007       568,190
  Retained earnings                                  1,029,722       972,243
  Cost of repurchased common stock
   (16,616,509 and 16,698,513 shares,
     respectively)                                    (717,096)     (720,583)
                                                   ------------  ------------
      Total Common Shareholders' Equity                930,391       858,465
                                                   ------------  ------------
  Accumulated Other Comprehensive Loss                 (12,198)      (13,892)
                                                   ------------  ------------
      Total Shareholders' Equity                       985,081       909,096
                                                    -----------  ------------
Total Liabilities and Shareholders' Equity         $ 3,197,740   $ 3,017,680
                                                   ============  ============


        The accompanying notes are an integral part of these statements.



                                 CON-WAY INC.
                       STATEMENTS OF CONSOLIDATED INCOME
                                  (Unaudited)
                (Dollars in thousands except per share amounts)



                                 Three Months Ended        Six Months Ended
                                      June 30,                 June 30,
                               -----------------------  -----------------------
                                   2008        2007        2008        2007
                               ----------- -----------  ----------- -----------
Revenues                       $1,339,685  $1,073,717   $2,541,266  $2,075,908

Costs and Expenses
  Salaries, wages and
   other employee benefits        532,360     461,202    1,046,614     907,757
  Purchased transportation        307,024     269,531      573,097     526,390
  Fuel and fuel-related taxes     170,320      77,797      304,378     145,590
  Depreciation and amortization    51,981      37,067      103,208      74,130
  Maintenance                      32,713      28,545       67,967      53,805
  Rents and leases                 23,129      18,699       46,530      36,933
  Purchased labor                  17,588      14,652       35,608      29,811
  Other operating expenses        109,710      88,603      214,996     172,052
  Loss from equity investment          --          --           --       2,699
                               ----------- -----------  ----------- -----------
                                1,244,825     996,096    2,392,398   1,949,167

                               ----------- -----------  ----------- -----------
Operating Income                   94,860      77,621      148,868     126,741
                               ----------- -----------  ----------- -----------

Other Income (Expense)
  Investment income                 1,113       5,854        2,670      11,302
  Interest expense                (15,704)     (8,773)     (32,143)    (17,324)
  Miscellaneous, net                  722         418        1,395         193
                               ----------- -----------  ----------- -----------
                                  (13,869)     (2,501)     (28,078)     (5,829)

                               ----------- -----------  ----------- -----------
Income from Continuing
 Operations before Income
  Tax Provision                    80,991      75,120      120,790     120,912
    Income Tax Provision           32,185      25,670       47,872      44,826
                               ----------- -----------  ----------- -----------

Income from Continuing
 Operations                        48,806      49,450       72,918      76,086
                               ----------- -----------  ----------- -----------

Discontinued Operations,
 net of tax
  Gain (Loss) from Disposal         1,609      (1,310)       1,609       1,609
                               ----------- -----------  ----------- -----------
                                    1,609      (1,310)       1,609       1,609

Net Income                         50,415      48,140       74,527      77,695
  Preferred Stock Dividends         1,717       1,765        3,373       3,479
                               ----------- -----------  ----------- -----------

Net Income Available to
  Common Shareholders          $   48,698  $   46,375   $   71,154  $   74,216
                               =========== ===========  =========== ===========

Net Income from Continuing
  Operations Available to
    Common Shareholders        $   47,089  $   47,685   $   69,545  $   72,607
                               =========== ===========  =========== ===========

Weighted-Average Common
  Shares Outstanding
    Basic                      45,371,033  45,286,315   45,300,860  45,636,617
    Diluted                    48,226,467  48,415,928   48,203,635  48,757,823

Earnings (Loss) per
  Common Share
    Basic
      Net Income from
        Continuing Operations  $     1.04  $     1.05   $     1.54  $     1.59
      Gain (Loss) from
        Disposal                     0.03       (0.03)        0.03        0.04
                               ----------- -----------  ----------- -----------
      Net Income Available to
       Common Shareholders     $     1.07  $     1.02   $     1.57  $     1.63
                               =========== ===========  =========== ===========

    Diluted
      Net Income from
        Continuing Operations  $     0.98  $     0.99   $     1.45  $     1.50
      Gain (Loss) from
        Disposal                     0.04       (0.03)        0.04        0.03
                               ----------- -----------  ----------- -----------
      Net Income Available to
       Common Shareholders     $     1.02  $     0.96   $     1.49  $     1.53
                               =========== ===========  =========== ===========


        The accompanying notes are an integral part of these statements.



                                CON-WAY INC.
                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (Unaudited)
                           (Dollars in thousands)

                                                           Six Months Ended
                                                               June 30,
                                                        -----------------------
                                                             2008       2007
                                                        ----------- -----------

Cash and Cash Equivalents, Beginning of Period          $  176,298  $  260,039
                                                        ----------- -----------

Operating Activities
Net income                                                  74,527      77,695
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Discontinued operations, net of tax                       (1,609)     (1,609)
  Depreciation and amortization, net of accretion          100,795      71,741
  Increase in deferred income taxes                          6,284       8,933
  Amortization of deferred compensation                      5,185       5,087
  Share-based compensation                                   5,508       5,350
  Provision for uncollectible accounts                       3,160       1,455
  Loss from equity investment                                   --       2,699
  Loss (Gain) from sales of property and
    equipment, net                                           2,135      (1,136)
  Changes in assets and liabilities:
    Receivables                                           (141,846)    (29,961)
    Prepaid expenses                                         2,989        (825)
    Accounts payable                                        45,344      10,698
    Accrued incentive compensation                         (11,464)       (335)
    Accrued liabilities, excluding accrued
      incentive compensation and employee benefits          70,742      29,714
    Self-insurance accruals                                  7,895       5,511
    Accrued income taxes                                     9,739      35,134
    Employee benefits                                      (25,337)     (8,717)
    Deferred charges and credits                            (6,385)      2,016
    Other                                                   (9,991)     (5,400)
                                                        ----------- -----------
Net Cash Provided by Operating Activities                  137,671     208,050
                                                        ----------- -----------

Investing Activities
  Capital expenditures                                    (108,087)    (57,407)
  Software expenditures                                     (6,749)     (4,217)
  Proceeds from sales of property
   and equipment, net                                        3,879      10,223
  Proceeds from sale-leaseback transaction                  40,380          --
  Proceeds from sale of equity investment                       --      51,900
  Net decrease (increase) in marketable securities          22,501     (13,025)
                                                        ----------- -----------
Net Cash Used in Investing Activities                      (48,076)    (12,526)
                                                        ----------- -----------

Financing Activities
  Repayment of short-term borrowings,
    long-term debt and guarantees                          (21,690)    (18,617)
  Proceeds from exercise of stock options                    5,206       6,868
  Excess tax benefit from stock option exercises               444         567
  Payments of common dividends                              (9,113)     (9,164)
  Payments of preferred dividends                           (3,747)     (4,027)
  Repurchases of common stock                                   --     (89,865)
                                                        ----------- -----------
Net Cash Used in Financing Activities                      (28,900)   (114,238)
                                                        ----------- -----------

Net Cash Provided by Continuing Operations                  60,695      81,286
                                                        ----------- -----------

Discontinued Operations
 Net Cash Provided by (Used in)
   Operating Activities                                       (516)      4,048
                                                        ----------- -----------
 Net Cash Provided by (Used in)
   Discontinued Operations                                    (516)      4,048
                                                        ----------- -----------

 Increase in Cash and Cash Equivalents                      60,179      85,334
                                                        ----------- -----------
Cash and Cash Equivalents, End of Period                $  236,477  $  345,373
                                                        =========== ===========

Supplemental Disclosure
  Cash paid for income taxes, net                       $   31,211  $      488
                                                        =========== ===========
  Cash paid for interest, net of
    amounts capitalized                                 $   19,907  $   19,740
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

In December 2007, the FASB issued SFAS 141(revised 2007), "Business Combinations" ("SFAS 141R"). The statement changes the acquisition-date and subsequent-period accounting associated with business acquisitions. Several of the changes have the potential to generate greater earnings volatility in connection with and after an acquisition. The most significant provisions of SFAS 141R result in a change in the accounting for transaction costs, contingencies, and acquisition-date accounting estimates. Under the new statement, transaction costs and transaction-related restructuring charges will be expensed as incurred. Under SFAS 141R, certain contingent assets and liabilities will be recognized at fair value. If new information is available after the acquisition, these amounts may be subject to remeasurement. Also, adjustments to acquisition-date accounting estimates will be accounted for as adjustments to prior-period financial statements. The effective date of SFAS 141R is the first fiscal year beginning after December 15, 2008, which for Con-way is 2009. Con-way is evaluating the effect of adopting SFAS 141R, including the effect on any acquisitions consummated in 2009 or thereafter.

In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS 133." The statement amends and expands the disclosure requirements in SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," to provide an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and how derivative instruments affect an entity's financial condition, results of operations, and cash flows. The effective date of SFAS 161 is for annual and interim periods beginning after November 15, 2008, which for Con-way is the first quarter of 2009. Con-way does not expect the adoption of SFAS 161 to have a material effect on its financial statements.

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles," which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted
accounting principles ("the GAAP hierarchy").   SFAS 162 carries forward the
GAAP hierarchy established in Statement on Auditing Standards 69 ("SAS 69") that applies to auditors. Like SAS 69, this statement contains four lettered categories that correspond to different types of accounting standards. This statement will be effective 60 days following the Security and Exchange Commission's approval of the Public Company Accounting Oversight Board's amendments to auditing standards. Con-way will apply the guidance when applicable with no anticipated material effect on its financial statements.

Also in May 2008, the FASB issued SFAS 163, "Accounting for Financial Guarantee Contracts - an interpretation of SFAS 60." This statement prescribes a recognition approach under which a claim liability is recognized when an insurer of a financial obligation expects that a claim loss will
exceed the unearned premium revenue.    The effective date of SFAS 163 is for
annual and interim periods beginning after December 15, 2008, which for Con-way is the first quarter of 2009. Con-way does not expect the adoption of SFAS 163 to have a material effect on its financial statements.

Reclassifications and Revisions

Certain amounts in the prior-period financial statements have been reclassified or revised to conform to the current-period presentation.

During the fourth quarter of 2007, Con-way identified certain adjustments related to the first quarter of 2007. Con-way determined that those adjustments were not material to either the first or the fourth quarter. However, for a more accurate presentation, Con-way elected to revise the results of the first quarter of 2007 to reflect those immaterial adjustments, which included an increase in employee benefits expense due to amendments to benefit plans for compensated absences, partially offset by associated decreases in incentive compensation and income tax expense. For the periods presented, the adjustments decreased 2007 year-to-date net income from continuing operations by $4.1 million ($0.08 per diluted share).

Earnings per Share ("EPS")

Basic EPS is computed by dividing reported earnings by the weighted-average common shares outstanding. Diluted EPS is calculated as follows:

 (Dollars in thousands except     Three Months Ended       Six Months Ended
  per share data)                       June 30,               June 30,
                               -----------------------  -----------------------
                                  2008        2007         2008        2007
                               ----------- -----------  ----------- -----------
Numerator:
 Continuing operations
  (after preferred stock
   dividends), as reported     $   47,089  $   47,685   $   69,545  $   72,607
 Add-backs:
  Dividends on Series B
   preferred stock, net
    of replacement funding            283         284          524         533
                               ----------- -----------  ----------- -----------
 Continuing operations             47,372      47,969       70,069      73,140
                               ----------- -----------  ----------- -----------
 Discontinued operations            1,609      (1,310)       1,609       1,609
                               ----------- -----------  ----------- -----------
 Available to common
  shareholders                 $   48,981  $   46,659   $   71,678  $   74,749
                               =========== ===========  =========== ===========

Denominator:
 Weighted-average common
  shares outstanding           45,371,033  45,286,315   45,300,860  45,636,617
 Stock options and nonvested
  stock                           301,546     400,583      348,887     392,176
 Series B preferred stock       2,553,888   2,729,030    2,553,888   2,729,030
                               ----------- -----------  ----------- -----------
                               48,226,467  48,415,928   48,203,635  48,757,823
                               =========== ===========  =========== ===========

Anti-dilutive stock options
 not included in denominator    1,386,029     851,899    1,386,029     878,399
                               =========== ===========  =========== ===========

Earnings (Loss) per Diluted
 Share:
  Continuing operations        $     0.98  $     0.99   $     1.45  $     1.50
  Discontinued operations            0.04       (0.03)        0.04        0.03
                               ----------- -----------  ----------- -----------
  Available to common
   shareholders                $     1.02  $     0.96   $     1.49  $     1.53
                               =========== ===========  =========== ===========

2.  Acquisitions

Contract Freighters, Inc.

On August 23, 2007, Con-way acquired the outstanding common shares of Transportation Resources, Inc. ("TRI"). TRI is the holding company for Contract Freighters, Inc. and other affiliated companies (collectively, "CFI"). Following the acquisition of CFI, the operating results of CFI are reported with the operating results of Con-way's former truckload operation in the Truckload reporting segment. In September 2007, Con-way integrated the former truckload operation with the CFI business unit. The name of the CFI business unit was changed to Con-way Truckload in January 2008. The purchase price calculated for CFI was $752.3 million.

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

See Note 2, "Acquisitions," of Item 8, "Financial Statements and Supplementary Data," in Con-way's 2007 Annual Report on Form 10-K for additional information concerning Con-way's acquisitions, including the allocation of the purchase prices to the net assets acquired and the discussion of items affecting the determination of the purchase prices.

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

  (Dollars in thousands)            Logistics  Truckload     Other     Total
                                    ---------- ---------- ---------- ----------

Balances at December 31, 2007       $  55,146  $ 471,573  $     727  $ 527,446
 Adjustment to fair value             (11,020)    (8,814)        --    (19,834)
 Adjustment to deferred taxes           2,755      1,839         --      4,594
 Direct transaction costs                 282         --         --        282
 Change in foreign currency
  exchange rates                          376         --         --        376
                                    ---------- ---------- ---------- ----------
Balances at June 30, 2008           $  47,539  $ 464,598  $     727  $ 512,864
                                    ========== ========== ========== ==========

The purchase-price accounting is based on current estimates of the assets acquired and liabilities assumed. Accordingly, revisions to the preliminary estimates and evaluations, including valuations of tangible and intangible assets and certain contingencies, may be necessary as information is received from third parties and these items are finalized. During the first six months of 2008, Con-way made revisions to the estimated fair value of net assets acquired in connection with the purchase of CFI and Chic, primarily $20.1 million in increases to the fair values of intangible assets, primarily customer relationships. In addition, adjustments were made to deferred taxes relating to the fair value of assets acquired.

In connection with the acquisitions, Con-way recognized as definite-lived intangible assets the estimated fair value of acquired customer relationships and trademarks. Intangible assets consisted of the following:

                                  June 30, 2008           December 31, 2007
                             ------------------------  ------------------------
                  Weighted-
                   Average      Gross                     Gross
  (Dollars in        Life      Carrying  Accumulated     Carrying  Accumulated
   thousands)      (Years)      Amount   Amortization     Amount   Amortization
                  ---------  ----------- ------------  ----------- ------------

Customer
 relationships      10.9     $  37,513   $     2,366   $   18,046  $       731
Trademarks           2.0         2,550           778        1,710          245
                             ----------- ------------  ----------- ------------
                             $  40,063   $     3,144   $   19,756  $       976
                             =========== ============  =========== ============


The fair value of intangible assets is amortized on a straight-line basis over the estimated useful life. In the second quarter and first half of 2008, amortization expense related to intangible assets was $1.3 million and $2.1 million, respectively. Estimated amortization expense for the next five years is presented in the following table:

 (Dollars in thousands)

Year ending December 31:
  Remaining six months of 2008           $     2,600
  2009                                         4,900
  2010                                         3,800
  2011                                         3,800
  2012                                         3,500
  2013                                         3,000


3.  Restructuring Activities

In August 2007, Con-way Freight began a business-transformation initiative to combine its three regional operating companies into one centralized operation to improve the customer experience and streamline its processes. The reorganization into a centralized entity is intended to improve customer service and efficiency through the development of uniform pricing and operational processes, implementation of best practices, and fostering of innovation. In the first half of 2008, Con-way incurred costs of $5.2 million in connection with the business-transformation initiative, including $2.6 million of restructuring charges, as summarized below, and $2.6 million of other costs, consisting primarily of consulting fees. Con-way Freight completed the reorganization in the first quarter of 2008.

The following table summarizes the effect of restructuring activities for the six months ended June 30, 2008:


(Dollars in    Liability at    Charges     Cash     Liability at   Total Costs
 thousands)    December 31,   Incurred   Payments     June 30,      Incurred To
                 2007                       or         2008           Date
                                          Write-
                                           offs
              -------------  ----------  ---------  ------------  -------------

Employee-
 separation
 costs        $      1,785   $     780   $ (2,515)  $        50   $      7,009
Facility and
 lease-
 termination
 costs               2,794         850       (780)        2,864          3,644
Asset-
 impairment
 charges                --          --         --            --          2,401
Other                  592         962     (1,511)           43          2,786
              -------------  ----------  ---------  ------------  -------------
   Total      $      5,171   $   2,592   $ (4,806)  $     2,957   $     15,840
              =============  ==========  =========  ============  =============


Con-way reported the employee-separation costs in salaries, wages and other employee benefits, the facility costs in rents and leases and the asset-impairment charges and other charges in other operating expenses in the statements of consolidated income.

4.  Discontinued Operations

Discontinued operations in the periods presented relate to (1) the closure of Con-way Forwarding in June 2006, (2) the sale of Menlo Worldwide Forwarding, Inc. and its subsidiaries and Menlo Worldwide Expedite!, Inc. (collectively "MWF") in December 2004, (3) the shut-down of Emery Worldwide Airlines, Inc. ("EWA") in December 2001 and the termination of its Priority Mail contract with the USPS in 2000, and (4) the spin-off of Consolidated Freightways Corporation ("CFC") in December 1996. The results of operations and cash flows of discontinued operations have been segregated from continuing operations, except where otherwise noted.

Results of discontinued operations are summarized below:

                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                               -----------------------  -----------------------
 (Dollars in thousands)           2008        2007         2008        2007
                               ----------- -----------  ----------- -----------

Gain (Loss) from Disposal,
 net of tax
   Con-way Forwarding          $       --  $      156   $       --  $      156
   MWF                                 --         (60)          --         (33)
   EWA                              1,609        (186)       1,609       2,706
   CFC                                 --      (1,220)          --      (1,220)
                               ----------- -----------  ----------- -----------
                               $    1,609  $   (1,310)  $    1,609  $    1,609
                               =========== ===========  =========== ===========

Con-way Forwarding

In June 2006, Con-way closed the operations of its domestic air freight forwarding business known as Con-way Forwarding. The decision to close the operating unit was made following management's detailed review of the unit's competitive position and its prospects in relation to Con-way's long-term strategies. In the periods presented, the results from Con-way Forwarding related to adjustments to loss estimates.

MWF

In October 2004, Con-way and MW entered into a stock purchase agreement with United Parcel Service, Inc. ("UPS") to sell all of the issued and outstanding capital stock of MWF. Con-way completed the sale in December 2004. Con-way agreed to indemnify UPS against certain losses that UPS may incur after the closing of the sale with certain limitations. Any losses related to these indemnification obligations or any other costs, including any future cash expenditures related to the sale that have not been estimated and recognized, will be recognized in future periods as an additional loss from disposal when and if incurred. In the periods presented, the results from MWF related to adjustments to loss estimates.

EWA

In the periods presented, results from EWA relate to adjustments of loss estimates, except for a first-quarter net gain in 2007 of $2.9 million (net of tax of $1.7 million) that relates to a recovery of prior losses. EWA's estimated loss reserves declined to $0.4 million at June 30, 2008, from $3.3 million at December 31, 2007, due primarily to the resolution of labor matters described below.

In connection with the cessation of its air-carrier operations in 2001, EWA terminated the employment of all of its pilots and flight crewmembers. Those pilots and crewmembers were represented by the Air Line Pilots Association ("ALPA") under a collective bargaining agreement. Subsequently, ALPA filed grievances on behalf of the pilots and flight crewmembers protesting the cessation of EWA's air-carrier operations and MWF's use of other air carriers. These matters have been the subject of litigation in U.S. District Court and state court in California, including litigation brought by ALPA and by former EWA pilots and crewmembers no longer represented by ALPA. On June 30, 2006, EWA, for itself and for Con-way Inc. and Menlo Worldwide Forwarding, Inc. ("MWF, Inc."), concluded a final settlement of the California state court litigation. Under the terms of the settlement, plaintiffs received a cash payment of $9.2 million from EWA, and the lawsuit was dismissed with prejudice. On August 8, 2006, EWA paid $10.9 million to settle the U.S. District Court litigation brought by ALPA that finally concluded litigation with former EWA pilots and flight crewmembers still represented by ALPA as of that date. The cash settlements reduced by an equal amount EWA's estimated loss reserve applicable to the grievances filed by ALPA.

Two additional actions were brought by groups of former EWA pilots and flight crewmembers no longer represented by ALPA. One action brought in federal court in Ohio in February 2007 was settled in April 2008 for $627,000. In the second action, which was ordered by the court to binding arbitration, the arbitrator granted EWA's motion to dismiss the arbitration in April 2008. The arbitrator's decision is now final, and accordingly, a $1.6 million second-quarter gain (net of tax of $1.0 million) was recognized to eliminate the previously accrued reserves associated with the contingency.

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

Transition and Related Services

Pursuant to a closing agreement, GM and Con-way specified the transition services, primarily accounting assistance, and the compensation amounts for such services, to be provided to GM through December 31, 2008. In addition, GM and Con-way entered into an agreement for Con-way to provide certain information-technology support services at an agreed-upon compensation through at least September 30, 2008. Under these agreements, the Logistics segment reported revenue of $2.8 million in the second quarter and $5.5 million in the first half of 2008, compared to $2.8 million and $5.6 million in the same respective periods of 2007, primarily for information-technology services provided to GM.

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

     * Logistics. The Logistics segment consists of the operating results of the Menlo Worldwide Logistics business unit (also referred to as Menlo Logistics), which develops contract-logistics solutions, including the management of complex distribution networks and supply-chain engineering and consulting, and also provides freight brokerage services. The Logistics segment includes the results of Cougar Logistics and Chic Logistics for periods subsequent to their acquisition.

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




 (Dollars in thousands)          Three Months Ended        Six Months Ended
                                       June 30,                June 30,
                               -----------------------  -----------------------
                                   2008       2007         2008        2007
                               ----------- -----------  ----------- -----------
Revenues from External
 Customers
   Freight                     $  824,008  $  744,922   $1,567,328  $1,424,612
   Logistics                      377,138     323,909      718,598     644,390
   Truckload                      137,363       1,289      253,332       2,237
   Other                            1,176       3,597        2,008       4,669
                               ----------- -----------  ----------- -----------
                               $1,339,685  $1,073,717   $2,541,266  $2,075,908
                               =========== ===========  =========== ===========

Inter-segment Revenues
   Freight                     $   13,312  $   12,047   $   24,539  $   25,335
   Logistics                           15         123           23         240
   Truckload                       44,220      17,598       79,343      35,167
   Other                           12,325       7,101       23,547      16,837
                               ----------- -----------  ----------- -----------
                               $   69,872  $   36,869   $  127,452  $   77,579
                               =========== ===========  =========== ===========

Revenues before Inter-
 segment Eliminations
   Freight                     $  837,320  $  756,969   $1,591,867  $1,449,947
   Logistics                      377,153     324,032      718,621     644,630
   Truckload                      181,583      18,887      332,675      37,404
   Other                           13,501      10,698       25,555      21,506
   Inter-segment Revenue
    Eliminations                  (69,872)    (36,869)    (127,452)    (77,579)
                               ----------- -----------  ----------- -----------
                               $1,339,685  $1,073,717   $2,541,266  $2,075,908
                               =========== ===========  =========== ===========

Operating Income (Loss)
   Freight                     $   77,375  $   72,152   $  113,452  $  119,830
   Logistics                        4,954       6,935       11,217      13,471
   Truckload                       12,436      (2,306)      22,712      (2,969)
   Vector                              --          --           --      (2,699)
   Other                               95         840        1,487        (892)
                               ----------- -----------  ----------- -----------
                               $   94,860  $   77,621   $  148,868  $  126,741
                               =========== ===========  =========== ===========


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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:  Unobservable inputs that are not corroborated by market data

The following table summarizes the valuation of financial instruments by the SFAS 157 levels:

                                                   June 30, 2008
                                    -------------------------------------------
 (Dollars in                          Total      Level 1    Level 2   Level 3
 thousands)
                                    ---------- ---------- ---------- ----------

Cash and cash equivalents           $ 236,477  $ 236,477  $      --  $      --
Marketable securities                   7,515         15         --      7,500


Cash and cash equivalents consist of short-term interest-bearing instruments with maturities of three months or less at the date of purchase. The carrying amount of these instruments approximates their fair value due to their short maturity.

At June 30, 2008, Con-way's marketable securities consisted primarily of one auction-rate security with a par value of $7.5 million, which approximates fair value. The liquidity of auction-rate securities has been adversely affected by auction failures that have prevented investors from selling the securities on predetermined auction dates. Accordingly, Con-way reclassified the auction-rate security from current marketable securities to long-term marketable securities. Due to the lack of quoted market prices at June 30, 2008, Con-way's auction-rate security was valued with an income approach that utilized a discounted cash flow model. The assumptions used in preparing the discounted cash flow model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the AAA credit rating of the issue, and the rate of return required by investors to purchase the security considering the current liquidity risk associated with auction-rate securities.

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

The following tables summarize the components of net periodic benefit expense (income) for Con-way's defined benefit pension plans:

                                           Qualified Pension Plans
                               ------------------------------------------------
(Dollars in thousands)           Three Months Ended        Six Months Ended
                                       June 30,                June 30,
                               -----------------------  -----------------------
                                   2008       2007         2008        2007
                               ----------- -----------  ----------- -----------

Service cost - benefits
 earned during the period      $       27  $       15   $       54  $       55
Interest cost on benefit
 obligation                        17,357      17,143       34,715      34,192
Expected return on plan
 assets                           (24,246)    (25,205)     (48,493)    (48,472)
Net amortization and
 deferral                            (793)     (1,280)      (1,587)     (1,614)
                               ----------- -----------  ----------- -----------
   Net periodic benefit
    income                     $   (7,655) $   (9,327)  $  (15,311) $  (15,839)
                               =========== ===========  =========== ===========




                                         Non-Qualified Pension Plans
                               ------------------------------------------------
(Dollars in thousands)           Three Months Ended        Six Months Ended
                                       June 30,                June 30,
                               -----------------------  -----------------------
                                   2008       2007         2008       2007
                               ----------- -----------  ----------- -----------
Interest cost on
 benefit obligation            $    1,115  $    1,111   $    1,922  $    2,310
Net amortization and deferral         372         517          641       1,095
                               ----------- -----------  ----------- -----------
  Net periodic benefit
   expense                     $    1,487  $    1,628   $    2,563  $    3,405
                               =========== ===========  =========== ===========


Con-way does not expect to contribute to the Qualified Pension Plans in 2008 due to their funded status; however, this could change based on changes in interest rates and asset returns.

Defined Contribution Retirement Plans

Con-way's defined contribution retirement plans consist mostly of the primary defined contribution retirement plan (the "Primary DC Plan"), which covers non-contractual U.S. employees.

Con-way recognized expense of $24.9 million and $46.9 million in the second quarter and first six months of 2008, respectively, compared to $23.0 million and $44.1 million in the same respective periods of 2007 for its matching contributions under the Primary DC Plan. At June 30, 2008 and December 31, 2007, Con-way had recognized accrued liabilities of $17.0 million and $21.9 million, respectively, for its contributions related to the Primary DC Plan.

Postretirement Medical Plan

The following table summarizes the components of net periodic benefit expense for the postretirement medical plan:

                                 Three Months Ended        Six Months Ended
(Dollars in thousands)                 June 30,                June 30,
                               -----------------------  -----------------------
                                   2008       2007         2008        2007
                               ----------- -----------  ----------- -----------

Service cost - benefits earned
 during the period             $      521  $      829   $    1,141  $    1,410
Interest cost on benefit
 obligation                         1,783       1,743        3,386       3,538
Net amortization and deferral         175         741          (24)      1,241
                               ----------- -----------  ----------- -----------
  Net periodic benefit expense $    2,479  $    3,313   $    4,503  $    6,189
                               =========== ===========  =========== ===========


9.  Comprehensive Income

Comprehensive income, which is a measure of all changes in equity except those resulting from investments by owners and distributions to owners, was as follows:

 (Dollars in thousands)            Three Months Ended      Six Months Ended
                                         June 30,             June 30,
                               -----------------------  -----------------------
                                   2008       2007         2008       2007
                               ----------- -----------  ----------- -----------

Net income                     $   50,415  $   48,140   $   74,527  $   77,695
Other comprehensive
 income (loss):
   Foreign currency
    translation adjustment            420        (261)       1,694        (235)
                               ----------- -----------  ----------- -----------
Comprehensive income           $   50,835  $   47,879   $   76,221  $   77,460
                               =========== ===========  =========== ===========

10.  Share-Based Compensation

Under terms of the share-based compensation plans, Con-way grants various types of share-based compensation awards to employees and directors. The plans provide for various types of awards, including awards in the form of stock options, nonvested stock (also known as restricted stock), and performance-share plan units.

Stock options are granted at prices equal to the market value of the common stock on the date of grant and expire 10 years from the date of grant. Generally, stock options are granted with three- or four-year graded-vesting terms, under which one-third or one-fourth of the award, respectively, vests each year. Stock options granted in and after December 2004 generally have three-year graded-vesting terms, while stock options issued before that date generally have four-year graded-vesting terms. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the stock option plans). Effective September 26, 2006, Con-way established vesting provisions for new option awards that generally provide for immediate vesting of unvested shares upon qualifying retirement. Stock options issued before that date generally provide for continued vesting subsequent to the employee's retirement.

Shares of nonvested stock are valued at the market price of Con-way's common stock at the date of award. Awards granted to directors are generally granted with three-year graded-vesting terms, while awards granted to employees generally vest three years from the award date.

Performance-share plan units ("PSPUs") are valued at the market price of Con-way's common stock at the date of award and vest three years from the grant date if certain performance criteria are achieved. The total number of shares the award recipients may collectively receive depends upon the achievement of certain performance criteria and can range from zero to 403,526 shares. The 2007 award is subject to forfeiture if an award recipient leaves Con-way during the three-year period, while the 2008 award allows for pro rata vesting if the award recipient leaves Con-way as a result of death, disability or qualifying retirement. Outstanding PSPUs have a weighted-average grant-date fair value of $44.35. The amount of expense recorded each period is based on Con-way's current estimate of the number of shares that will ultimately vest.

The following expense was recognized for share-based compensation:

(Dollars in             Three Months Ended             Three Months Ended
  thousands)               June 30, 2008                  June 30, 2007
                  ------------------------------ ------------------------------
                    Stock    Nonvested             Stock    Nonvested
                   Options   Stock and   Total    Options   Stock and     Total
                               PSPUs                          PSPUs
                  --------- ----------- -------- --------- ----------- --------
Salaries, wages
 and other
  employee
   benefits       $  1,208  $    1,113  $ 2,321  $  1,847  $    1,122  $ 2,969
Deferred income
 tax benefit          (461)       (434)    (895)     (706)       (438)  (1,144)
                  --------- ----------- -------- --------- ----------- --------
  Net share-based
   compensation
    expense       $    747  $      679  $ 1,426  $  1,141  $      684  $ 1,825
                  ========= =========== ======== ========= =========== ========


(Dollars in             Six Months Ended                Six Months Ended
 thousands)               June 30, 2008                   June 30, 2007
                  ------------------------------ ------------------------------
                    Stock    Nonvested             Stock    Nonvested
                   Options   Stock and    Total   Options   Stock and    Total
                               PSPUs                          PSPUs
                  --------- ----------- -------- --------- ----------- --------
Salaries, wages
 and other
  employee
   benefits       $  2,915  $    2,593  $ 5,508  $  3,356  $    1,994  $ 5,350
Deferred income
 tax benefit        (1,109)     (1,011)  (2,120)   (1,283)       (778)  (2,061)
                  --------- ----------- -------- --------- ----------- --------
  Net share-based
   compensation
    expense       $  1,806  $    1,582  $ 3,388  $  2,073  $    1,216  $ 3,289
                  ========= =========== ======== ========= =========== ========


11.  Income Taxes

Con-way's effective tax rate was 39.7% and 39.6% in the second quarter and first six months of 2008, respectively, and was 34.2% and 37.1% in the same respective periods of last year. Excluding the effect of various discrete tax adjustments, Con-way's second-quarter and year-to-date effective tax rate in 2008 was 39.7% and 39.3%, respectively, and in 2007, was 37.5% and 37.6%, respectively. The discrete tax adjustments, which primarily affected the prior-year periods, largely reflect the settlement of issues following completion of an Internal Revenue Service ("IRS") audit and a 2007 first-quarter write-off of a receivable. As more fully discussed in Note 5, "Sale of Unconsolidated Joint Venture," a receivable due from GM could not be collected, and accordingly, a $2.7 million loss was recognized in the first quarter of 2007. As a sale-related receivable, the write-off was a capital loss for tax purposes and was not deductible from ordinary income. Higher effective tax rates in 2008 reflect lower taxable income from foreign subsidiaries, which limited Con-way's ability to utilize foreign tax credits, and a decline in the amount of tax-exempt interest earned.

Con-way reported an income tax liability of $1.4 million at June 30, 2008 and reported an income tax receivable of $7.6 million at December 31, 2007.


12.  Sale-Leaseback Transaction

On June 30, 2008, Menlo Worldwide Logistics entered into agreements to sell and lease back two warehouses located in Singapore. In connection with the sale of the warehouses, Menlo Worldwide Logistics received $40.4 million. The resulting $19.0 million gain is classified as a deferred credit in the consolidated balance sheets and will be amortized over the ten-year term of the leases. Each lease contains an option to renew for an additional five-year term. As of June 30, 2008, future minimum payments associated with these leases were as follows:

 (Dollars in thousands)

Year ending December 31:
   2008                                   $    2,047
   2009                                        4,100
   2010                                        4,176
   2011                                        4,277
   2012                                        4,341
   Thereafter (through 2018)                  24,956
                                          -----------
    Total minimum lease payments          $   43,897
                                          ===========

13.  Commitments and Contingencies

Spin-Off of CFC

On December 2, 1996, Con-way completed the 100% spin-off of Consolidated Freightways Corporation ("CFC") to Con-way's shareholders. CFC was, at the time of the spin-off, a party to certain multiemployer pension plans covering some of its current and former employees. CFC's cessation of its U.S. operations in connection with the filing of bankruptcy in 2002 was deemed to have resulted in CFC's "complete withdrawal" (within the meaning of applicable federal law) from these multiemployer plans, and these plans subsequently assessed claims for such "withdrawal liabilities" against CFC, demanding that CFC pay them for the approximately $400 million that they determined to be CFC's share of unfunded vested benefits obligations under those plans.

Con-way has received requests for information regarding the spin-off of CFC from representatives of some of the pension funds, and Con-way responded to those requests, providing the last of the requested documents in August 2004. Very recently, nearly four years after Con-way complied with its requests for documents, one of the larger pension funds, which assessed withdrawal liabilities against CFC of approximately $319 million, advised Con-way that while the pension fund's trustees have not been asked to assess withdrawal liability against Con-way, the pension fund wishes to meet with Con-way to discuss the matter.

To resolve uncertainties created by this pension fund's recent contact, Con-way filed an arbitration demand and a federal lawsuit on August 11, 2008 against the pension fund. In the arbitration, Con-way has asked the arbitrator to decide and resolve in Con-way's favor all arbitrable disputes between the parties. In the lawsuit, Con-way Inc. v. Central States, Southeast and Southwest Areas Pension Fund (United States District for the Northern District of California 2008), Con-way has asked the court to compel the pension fund to have all disputes between the parties decided in the arbitration that Con-way filed, or, alternatively, to declare that Con-way is not liable for any of CFC's unpaid withdrawal liabilities, and to enjoin the pension fund from violating applicable statutory and plan requirements.

Con-way believes that the amount of any claims for CFC's unpaid withdrawal liabilities that multiemployer plans may in the future assert against Con-way could be material, and a judgment or arbitration award against Con-way for all or a significant part of these claims could have a material adverse effect on Con-way's financial condition, results of operations and cash flows. Con-way believes that its actions in connection with the CFC spin-off were proper and intends to vigorously defend itself from any claims brought against it by multiemployer pension funds seeking to hold Con-way responsible for CFC's unpaid withdrawal liabilities. However, there can be no assurance as to the outcome of any such litigation given uncertainties inherent in such proceedings, including the possible application of adverse judicial decisions rendered in unrelated matters not involving Con-way.

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

     * Logistics. The Logistics segment consists of the operating results of the Menlo Worldwide Logistics business unit (also referred to as Menlo Logistics), which develops contract-logistics solutions, including the management of complex distribution networks and supply-chain engineering and consulting, and also provides freight brokerage services. The Logistics segment includes the results of Cougar Logistics and Chic Logistics for periods subsequent to their acquisition.

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

                            Continuing Operations

 (Dollars in thousands except    Three Months Ended        Six Months Ended
  per share amounts)                   June 30,                June 30,
                               -----------------------  -----------------------
                                  2008        2007         2008        2007
                               ----------- -----------  ----------- -----------

Revenues                       $1,339,685  $1,073,717   $2,541,266  $2,075,908
                               =========== ===========  =========== ===========

Operating income               $   94,860  $   77,621   $  148,868  $  126,741
Other expense                      13,869       2,501       28,078       5,829
                               ----------- -----------  ----------- -----------
Income from continuing
 operations before income
  tax provision                    80,991      75,120      120,790     120,912
Income tax provision               32,185      25,670       47,872      44,826
                               ----------- -----------  ----------- -----------
Income from continuing
 operations                        48,806      49,450       72,918      76,086
Preferred stock dividends           1,717       1,765        3,373       3,479
                               ----------- -----------  ----------- -----------
Net income from continuing
 operations available to
  common shareholders          $   47,089  $   47,685   $   69,545  $   72,607
                               =========== ===========  =========== ===========

Diluted earnings per share     $     0.98  $     0.99   $     1.45  $     1.50
Operating margin                     7.1%        7.2%         5.9%        6.1%
Effective tax rate                  39.7%       34.2%        39.6%       37.1%

                                  Overview

Con-way's consolidated revenue for the second quarter of 2008 increased 24.8% over the same period of 2007 and, in the first half of 2008, increased 22.4% from the same prior-year period due largely to acquisition-related revenue increases from Truckload and Logistics, and complemented by organic growth. Excluding revenue from the companies acquired in the second half of 2007, Con-way's second-quarter and first-half revenue in 2008 increased 9.8% and 8.0%, respectively, due to increases at Freight and Logistics.

In the second quarter of 2008, consolidated operating income increased 22.2% from the same period last year due to increases at the Truckload and Freight segments, partially offset by lower operating income from the Logistics and Other segments. In the first half of 2008, consolidated operating income increased 17.5% due primarily to improved operating results from Truckload, partially offset by lower operating income from Freight and Logistics. Increased operating income for the Truckload segment was due to the acquisition of CFI, while declines in operating income from Logistics were due primarily to losses at its recently acquired companies. Excluding results from the acquired companies, Con-way's second-quarter and first-half operating income increased 7.6% and 1.2%, respectively. As more fully discussed in Note 3, "Restructuring Activities," of Item 1, "Financial Statements," Freight incurred $5.2 million in expenses in the first-quarter of 2008 related to its business-transformation initiative.

Since the announcement of Con-way's re-branding initiative in April 2006, Con-way recognized total expense of $21.1 million through the second quarter of 2008, when the initiative was substantially completed. Re-branding expenses consisted primarily of the costs to convert Con-way Freight's tractors and trailers to the new Con-way graphic identity. See "Reporting Segment Review - Freight" below for re-branding expenses incurred by the Freight segment in the periods presented. Under separate initiatives, Con-way will incur re-branding expenses related to the companies acquired in the second half of 2007; however, Con-way does not expect those expenses to be material.

In the second quarter and first half of 2008, non-operating expense increased $11.4 million and $22.2 million, respectively, due primarily to increases in interest expense and declines in investment income. In the second quarter and first half of 2008, interest expense increased $6.9 million and $14.8 million, respectively, and investment income declined $4.7 million and $8.6 million, respectively. Variations in interest expense and interest income were due primarily to acquisitions in the second half of 2007, which were financed with existing cash resources and proceeds from new debt financing.

Con-way's effective tax rate was 39.7% and 39.6% in the second quarter and first six months of 2008, respectively, and was 34.2% and 37.1% in the same respective periods of last year. Excluding the effect of various discrete tax adjustments, as more fully discussed in Note 11, "Income Taxes," of Item 1, "Financial Statements," Con-way's second-quarter and year-to-date effective tax rate in 2008 was 39.7% and 39.3%, respectively, and in 2007, was 37.5% and 37.6%, respectively. Higher effective tax rates in 2008 reflect lower taxable income from foreign subsidiaries, which limited Con-way's ability to utilize foreign tax credits, and a decline in the amount of tax-exempt interest earned.

Con-way's net income from continuing operations available to common shareholders in the second quarter and first half of 2008 decreased 1.2% and 4.2%, respectively, reflecting higher non-operating expense and an increase in the effective tax rate that offset higher operating income. Con-way's diluted earnings per share from continuing operations in the same periods of 2008 decreased 1.0% and 3.3%, respectively.



                          Reporting Segment Review


Freight
-------

The following table compares operating results, operating margins, and the percentage change in selected operating statistics of the Freight reporting segment:


 (Dollars in thousands)          Three Months Ended        Six Months Ended
                                      June 30,                June 30,
                               -----------------------  -----------------------
                                  2008        2007         2008        2007
                               ----------- -----------  ----------- -----------
Summary of Segment
 Operating Results

   Revenues                    $  824,008  $  744,922   $1,567,328  $1,424,612
   Operating Income                77,375      72,152      113,452     119,830
   Operating Margin                   9.4%        9.7%         7.2%        8.4%


                                2008 vs. 2007            2008 vs. 2007
                               ---------------          ---------------
Selected Operating Statistics
 Revenue per day                    +11.6%                   +11.4%
 Weight per day                      +1.9                     +2.5
 Revenue per                         +9.6                     +8.7
  hundredweight ("yield")
 Shipments per day ("volume")        -0.9                     +0.8
 Weight per shipment                 +2.8                     +1.7


The Freight segment's revenue in the second quarter of 2008 increased 10.6% over the same period of 2007 and, in the first half of 2008, increased 10.0% from the same prior-year period. Revenue increases at Freight in the second quarter of 2008 reflect higher revenue per day and 0.5 more working days when compared to the same period of last year. Revenue per day for Freight increased 11.6% in the second quarter on a 1.9% increase in weight per day and a 9.6% increase in yield. The 1.9% increase in weight per day was achieved through a 2.8% increase in weight per shipment, partially offset by a 0.9% decline in shipments per day. In the first half of 2008, revenue per day increased 11.4% on a 2.5% increase in weight per day and an 8.7% increase in yield. The 2.5% increase in weight per day in the first six months of 2008 was achieved through a 1.7% increase in weight per shipment combined with a 0.8% increase in shipments per day.

Yield increases in 2008 primarily reflect increases in fuel surcharges and average length of haul. Commensurate with higher transportation costs, shipments with longer lengths of haul generally have higher yields. Yields in both periods also reflect general rate increases. Con-way Freight implemented a general rate increase of 5.5% on January 28, 2008 compared to a 4.9% increase on March 19, 2007. These general rate increases were applied to customers with pricing governed by Con-way Freight's standard tariff; however, the effects of the increases were diminished in part by the competitive pricing environment. Yields in the second quarter and first half of 2008 were also adversely affected by an increase in average weight per shipment.

Excluding fuel surcharges, yields in the second quarter and first half of 2008 increased 1.2% and 1.6%, respectively. Like other LTL carriers, Con-way Freight assesses many of its customers with a fuel surcharge. The fuel surcharge is intended to compensate Con-way Freight for higher fuel costs and fuel-related increases in purchased transportation. Fuel surcharges are only one part of the overall rate structure, and the total price received from customers is governed by market forces, as more fully discussed below in Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Fuel." In the second quarter, Freight's fuel-surcharge revenue increased to 20.4% of revenue in 2008 from 13.2% in 2007, and in the first six months, increased to 18.7% of revenue in 2008 from 12.5% in 2007.

Freight's operating income in the second quarter of 2008 increased 7.2% over the same period of 2007 and, in the first six months, decreased 5.3% from the same prior-year period. Operating income in the periods presented benefited from revenue growth but was adversely affected by increased costs for fuel and purchased transportation, higher expenses for salaries, wages and other employee benefits, and increases in other operating expenses. Operating expenses in the first half of 2008 were adversely affected by $5.2 million of costs related to Con-way Freight's business-transformation initiative. As more fully discussed in Note 3, "Restructuring Activities," of Item 1, "Financial Statements," Con-way Freight announced the reorganization in August 2007 and it was completed at the end of the first quarter of 2008.

In the second quarter and first half of 2008, expenses for fuel and fuel-related taxes increased 49.0% and 43.9%, respectively, due primarily to an increase in the cost of diesel fuel. During the same comparative periods, purchased transportation expense increased 31.5% and 29.3%, respectively, reflecting an increase in freight transported by third-party providers and fuel-related rate increases.

In the second quarter and first half of 2008, expenses for salaries, wages and other employee benefits increased 2.9% and 3.4%, respectively, from the same periods in 2007. Base compensation in the second quarter and first half of 2008 increased 3.1% and 4.1%, respectively, due primarily to wage and salary rate increases and, to a lesser extent, growth in head count and additional freight-handling requirements. Employee benefits expense increased 6.1% and 5.7% in the second quarter and first half of 2008, respectively, due primarily to higher costs associated with workers' compensation claims and health-care benefits, partially offset by a decline in expenses for compensated absences. In both six-month periods presented, expenses for compensated absences include non-recurring first-quarter adjustments for benefit plan changes associated with the business-transformation and operational-restructuring initiatives. In the second quarter, incentive compensation decreased $4.3 million or 33.8% and, in the first half of 2008, decreased $9.0 million or 45.5% based on variations in performance measures relative to incentive-plan targets.

Other operating expenses increased 6.5% and 11.4% in the second quarter and first half of 2008, respectively, reflecting the business-transformation initiative, increased corporate allocations due to information technology projects, and higher expenses for sales and marketing activities, including promotional items and the use of consultants.

Under Freight's re-branding initiative, which was completed in the second quarter of 2008, Freight incurred $1.2 million and $4.9 million of costs in the second quarter and first half of 2008, respectively, compared to $2.9 million and $5.7 million in the second quarter and first half of 2007, respectively. The re-branding costs were for expenses related primarily to the conversion of tractors and trailers to the new Con-way graphic identity.


Logistics
---------

The table below compares operating results and operating margins of the Logistics reporting segment. The table summarizes the segment's revenue as well as net revenue (revenue less purchased transportation expenses). Carrier-management revenue is attributable to contracts for which Menlo Logistics manages the transportation of freight but subcontracts to third parties the actual transportation and delivery of products, which Menlo Logistics refers to as purchased transportation. Menlo Logistics' management places emphasis on net revenue as a meaningful measure of the relative importance of its principal services since revenue earned on most carrier-management services includes the third-party carriers' charges to Menlo Logistics for transporting the shipments.


 (Dollars in thousands)           Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                                -----------------------  -----------------------
                                   2008       2007          2008        2007
                                ----------- -----------  ----------- -----------
Summary of Segment
 Operating Results

   Revenues                     $  377,138  $  323,909   $  718,598  $  644,390
   Purchased Transportation       (250,507)   (217,998)    (465,959)   (434,356)
                                ----------- -----------  ----------- -----------
   Net Revenues                    126,631     105,911      252,639     210,034

   Operating Income                  4,954       6,935       11,217      13,471
   Operating Margin on Revenue         1.3%        2.1%         1.6%        2.1%
   Operating Margin on
    Net Revenue                        3.9%        6.5%         4.4%        6.4%




Logistics' revenue in the second quarter and first half of 2008 increased 16.4% and 11.5%, respectively, reflecting the acquisitions of Cougar Logistics and Chic Logistics in the second half of 2007 and organic growth. Excluding revenue from the acquired companies, Logistics' revenue in the second quarter increased 9.3% due to a 7.8% increase in revenue from carrier-management services and a 14.1% increase in revenue from warehouse-management services, while in the first half of 2008, Logistics' revenue increased 4.4% due to a 1.2% increase in revenue from carrier-management services and a 14.0% increase in revenue from warehouse-management services.

Logistics' net revenue in the second quarter and first half of 2008 increased 19.6% and 20.3%, respectively, partially due to the acquisitions of Cougar Logistics and Chic Logistics. Excluding net revenue from the acquired companies, Logistics' net revenue increased 10.8% and 11.7% in the second quarter and first half of 2008, respectively. Higher net revenue in 2008 reflects an increase in the percentage of revenue derived from warehouse-management services, which increases revenue without an associated increase in purchased transportation.

Logistics' operating income in the second quarter and first half of 2008 decreased 28.6% and 16.7%, respectively, as higher net revenue was more than offset by collective operating losses of $1.7 million in the second quarter and $2.8 million in the first half of 2008 at Cougar Logistics and Chic Logistics. Management expects revenue and operating results at the acquired companies to improve in future periods. The remaining discussion of operating results and percentage changes in expense categories excludes the acquired companies.

Excluding operating losses from the acquired companies, Logistics' operating income in the second quarter of 2008 declined 3.5%, but increased 4.3% in the first half of 2008. The decline in operating income in the second quarter of 2008 was due primarily to two separate customer-specific issues settled during the period that resulted in increased expense for cargo-loss claims and a provision for an uncollectible account. In the second quarter and first half of 2008, purchased transportation expenses increased 8.6% and 0.8%, respectively, due to increases in carrier-management services. Other operating expenses; expenses for salaries, wages and other employee benefits; costs for rents and leases; and purchased labor expense increased due primarily to increased warehouse-management volumes associated with new customers and growth with existing customers. Including the customer specific issues discussed above, other operating expenses increased 18.3% and 17.4% in the second quarter and first half of 2008, respectively, due primarily to increases in corporate allocations and the use of professional services, higher costs for cargo loss and damage claims, and increased facilities expenses. Salaries, wages and other employee benefits increased 5.1% and 7.6% in the second quarter and first half of 2008, respectively, reflecting increases in base compensation, employee benefits, and other employee-related costs. In the second quarter and first half of 2008, base compensation rose 5.6% and 7.5%, respectively, due primarily to growth in headcount. Employee benefits expense increased 3.0% in the second quarter and 6.8% in the first half of 2008 due principally to higher costs associated with heath-care and retirement benefits. Other employee-related costs increased 18.8% and 22.9% in the second quarter and first half of 2008, respectively, due primarily to an increase in acquisition-related travel costs. In the second quarter and first half of 2008, expenses for rents and leases increased 22.3% and 21.5%, respectively, and expenses for purchased labor increased 10.9% and 8.8%, respectively.

In August 2007, the Department of Defense ("DOD") selected Menlo Worldwide Logistics Government Services, LLC ("MWLGS"), a subsidiary of Menlo Logistics, Inc., as the primary contractor for the Defense Transportation Coordination Initiative ("DTCI"), a logistics program directed by the DOD to streamline and improve domestic transportation and distribution operations. Under the contract, MWLGS will be responsible for deploying and operating an integrated logistics solution for shipment planning, shipment execution and overall transportation management for DOD shipments moving into and among DOD facilities in the contiguous United States. The contract, with a potential seven-year life, has a three-year base period with an estimated $525 million in transportation expenditures. Implementation of the initiative is being rolled out in three phases over a 25-month period with the first distribution center beginning operations on March 31, 2008. The contract did not have a material effect on Logistics' revenue or operating income in the second quarter or first half of 2008; however, as of June 30, 2008, $8.0 million in unearned revenue and $6.0 million in deferred set-up costs have been recorded and are reported in Con-way's consolidated balance sheets as accrued liabilities, and deferred charges and other assets, respectively.


Truckload
---------

The following table compares revenues and operating income (loss) of the Truckload reporting segment:

 (Dollars in thousands)          Three Months Ended        Six Months Ended
                                      June 30,                June 30,
                               -----------------------  -----------------------
                                  2008        2007         2008        2007
                               ----------- -----------  ----------- -----------
Summary of Segment
 Operating Results

   Revenues                    $  137,363  $    1,289   $  253,332  $    2,237
   Operating Income (Loss)         12,436      (2,306)      22,712      (2,969)


Increased revenue and operating income at the Truckload reporting segment was due to the acquisition of CFI. For periods prior to the acquisition of CFI in August 2007, the operating results of the Truckload segment consist only of the pre-acquisition truckload business unit. Results in 2008 include a $0.7 million second-quarter restructuring charge related to the integration of the Truckload business units. In all periods presented, segment revenue is reported after the elimination of revenue recognized for truckload services provided to Con-way Freight and Menlo Logistics. Accordingly, revenue in the second quarter is reported net of inter-segment revenue of $44.2 million in 2008 and $17.6 million in 2007. Revenue in the first six months is reported net of inter-segment revenue of $79.3 million in 2008 and $35.2 million in 2007. Con-way Truckload's results are affected by the timing and degree of fluctuations in fuel prices, as more fully discussed below in Item 3, "Quantitative and Qualitative Disclosures About Market Risk
- Fuel."


Vector
------

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


Other
-----

The Other reporting segment consists of the operating results of Road Systems, a trailer manufacturer, and certain corporate activities for which the related income or expense has not been allocated to other reporting segments. Results in the second quarter and first six months of 2008 include expenses related to a variable executive compensation plan that promotes synergistic inter-segment activities. The table below summarizes the operating results for the Other reporting segment:


 (Dollars in thousands)          Three Months Ended        Six Months Ended
                                      June 30,                 June 30,
                               -----------------------  -----------------------
                                  2008        2007         2008        2007
                               ----------- -----------  ----------- -----------

Revenues
  Road Systems                 $    1,176  $    3,597   $    2,008  $    4,669

Operating Income (Loss)
  Road Systems                 $      393  $      482   $      829  $      789
  Con-way re-insurance
   activities                       1,096         584        1,971      (1,247)
  Con-way corporate
   properties                        (151)       (271)        (307)       (725)
  Variable executive
   compensation                      (772)         --       (1,141)         --
  Other                              (471)         45          135         291
                               ----------- -----------  ----------- -----------
                               $       95  $      840   $    1,487  $     (892)
                               =========== ===========  =========== ===========


                           Discontinued Operations

Net income available to common shareholders in the periods presented includes the results of discontinued operations, which relate to the closure of Con-way Forwarding, the sale of MWF, the shut-down of EWA and its terminated Priority Mail contract with the USPS, and the spin of CFC, as more fully discussed in Note 4, "Discontinued Operations," of Item 1, "Financial Statements." Results of discontinued operations are presented below.



 (Dollars in thousands            Three Months Ended       Six Months Ended
   except per share amounts)           June 30,                 June 30,
                               -----------------------  -----------------------
                                   2008        2007         2008        2007
                               ----------- -----------  ----------- -----------

Gain (Loss) from
 Disposal, net of tax          $    1,609  $   (1,310)  $    1,609  $    1,609
                               =========== ===========  =========== ===========

Gain (Loss) from
 Disposal - per diluted share  $     0.04  $    (0.03)  $     0.04  $     0.03
                               =========== ===========  =========== ===========



                       Liquidity and Capital Resources
                       -------------------------------

Cash and cash equivalents rose to $236.5 million at June 30, 2008 from $176.3 million at December 31, 2007, as $137.7 million provided by operating activities exceeded $48.1 million used in investing activities and $28.9 million used in financing activities. In the first half of 2008, cash provided by operating activities came primarily from net income before non-cash items while cash used in investing and financing activities primarily reflects capital expenditures and the repayment of debt, respectively.


                                                       Six Months Ended
 (Dollars in thousands)                                    June 30,
                                                    -----------------------
                                                       2008        2007
                                                    ----------- -----------
Operating Activities
  Net income                                        $   74,527  $   77,695
  Discontinued operations                               (1,609)     (1,609)
  Non-cash adjustments (1)                             123,067      94,129
                                                    ----------- -----------
  Net income before non-cash items                     195,985     170,215

  Changes in assets and liabilities                    (58,314)     37,835
                                                    ----------- -----------

Net Cash Provided by Operating Activities              137,671     208,050

Net Cash Used in Investing Activities                  (48,076)    (12,526)

Net Cash Used in Financing Activities                  (28,900)   (114,238)
                                                    ----------- -----------

Net Cash Provided by Continuing Operations              60,695      81,286
Net Cash Provided by (Used in)
 Discontinued Operations                                  (516)      4,048
                                                    ----------- -----------
Increase in Cash and Cash Equivalents               $   60,179  $   85,334
                                                    =========== ===========

  (1) "Non-cash adjustments" refer to depreciation, amortization, deferred income taxes, provision for uncollectible accounts,loss from equity-method investment, and other non-cash income and expenses.

Operating Activities

Cash flow from operating activities in the first six months of 2008 was $137.7 million, a $70.4 million decrease from the first six months of 2007, as an increase in net income before non-cash items was offset by a net use of cash due to changes in assets and liabilities. In the first half of 2008, changes in receivables, employee benefits, and accrued income taxes reduced operating cash flow when compared to the prior year, partially offset by an increase in operating cash flow associated with accrued liabilities (excluding employee benefits and incentive compensation) and accounts payable.

In the first six months of 2008, receivables used $141.8 million, compared to $30.0 million used in the same prior-year period, due to increased receivables at the Freight and Logistics segments reflecting increased revenues and increases in the average collection period for outstanding receivables.

Employee benefits used $25.3 million in the first half of 2008 compared to $8.7 million used in the first half of 2007. In both periods presented, the use of cash associated with the changes in employee benefit assets and liabilities primarily reflects net benefit income earned from the qualified pension plans and benefit payments associated with non-qualified pension plans, partially offset by expense recognized from the non-qualified pension plans. However, the first half of last year also reflects the effect of defined contribution plan amendments effective on January 1, 2007, which resulted in an $18.6 million increase in the plan-related liability during the six-month period ended on June 30, 2007.

Cash provided from accrued income taxes decreased to $9.7 million in the first half of 2008 from $35.1 million in the same prior-year period due primarily to tax refunds received in March 2007.

The increase in accrued liabilities provided $70.7 million in the first six months of 2008 compared to $29.7 million in the first six months of 2007, while the increase in accounts payable over the same periods provided $45.3 million and $10.7 million, respectively. Increases in accrued liabilities and accounts payable primarily reflect higher business levels, while the growth in accrued liabilities also reflects an increase in accrued interest on the 7.25% Senior Notes issued in December 2007.

Investing Activities

Cash used in investing activities increased to $48.1 million in the first six months of 2008 from $12.5 million used in the first six months of 2007 due primarily to an increase in capital expenditures and a decrease in proceeds received from the sale of assets, partially offset by changes in marketable securities. Capital expenditures in the first half of 2008 increased $50.7 million from the same prior-year period due primarily to increased tractor and trailer expenditures at the Truckload segment. The first six months of 2008 include $40.4 million of proceeds received from the sale of two Logistics' warehouses, as more fully discussed in Note 12, "Sale-Leaseback Transaction," of Item 1, "Financial Statements," compared to $51.9 million of proceeds received in the first six months of 2007 from the sale of Con-way's membership interest in Vector. In both periods presented, investing activities also reflect sales and purchases of marketable securities, which provided $22.5 million in the first half of 2008 compared to $13.0 million used in the first half of 2007.

Financing Activities

Financing activities used cash of $28.9 million in the first six months of 2008 compared to $114.2 million used in the same period of 2007. The decrease in the amount of cash used in financing activities was due primarily to the conclusion of Con-way's common stock repurchase program on June 29, 2007. In the first half of 2007, common stock repurchases of $89.9 million were made under a repurchase program authorized by Con-way's Board of Directors. In both periods presented, financing activities also reflect proceeds from the exercise of stock options, dividend payments and scheduled debt repayments.

Con-way has a $400 million revolving credit facility that matures on September 30, 2011. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to $400 million. At June 30, 2008, no borrowings were outstanding under Con-way's revolving credit facility; however, $204.8 million of letters of credit were outstanding, with $195.2 million of available capacity for additional letters of credit or cash borrowings. Con-way had other uncommitted unsecured credit facilities totaling $56.7 million at June 30, 2008, which are available to support letters of credit, bank guarantees, and overdraft facilities; at that date, a total of $19.6 million was outstanding under these facilities.

See "- Forward-Looking Statements" below; Item 1A, "Risk Factors," and Note 7, "Debt and Other Financing Arrangements," of Item 8, "Financial Statements and Supplementary Data," in Con-way's 2007 Annual Report on Form 10-K for additional information concerning Con-way's $400 million credit facility and its other debt instruments.

Contractual Cash Obligations

Con-way's contractual cash obligations as of December 31, 2007 are summarized in Con-way's 2007 Annual Report on Form
10-K under Item 7, "Management's Discussion and Analysis - Liquidity and Capital Resources - Contractual Cash Obligations." In the first six months of 2008, there have been no material changes in Con-way's contractual obligations outside the ordinary course of business, except for the sale-leaseback transaction, discussed in Note 12, "Sale-Leaseback Transaction," of
Item 1, "Financial Statements."

Other

In 2008, Con-way anticipates net capital and software expenditures of approximately $220 million ($268 million of expenditures net of $48 million in proceeds received from the sale of properties and equipment). Con-way's estimate for capital expenditures primarily includes acquisitions of additional tractor and trailer equipment, land, and development of new and existing facilities. Con-way's actual 2008 capital expenditures may differ from the estimated amount, depending on factors such as actual and anticipated business volumes, availability and timing of delivery of equipment, the availability of land in desired locations for new facilities, and the timing of obtaining permits, environmental studies and other approvals necessary for the development of new and existing facilities.

At June 30, 2008, Con-way's senior unsecured debt was rated as investment grade by Standard and Poor's (BBB), Fitch Ratings (BBB), and Moody's (Baa3).

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

Information concerning Con-way's "Critical Accounting Policies and Estimates" is included in Item 7, "Management's Discussion and Analysis," in Con-way's 2007 Annual Report on Form 10-K. Con-way believes that the accounting policies that require the most judgment and are material to the financial statements are those related to the following:

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

Con-way enters into derivative financial instruments only in circumstances that warrant the hedge of an underlying asset, liability or future cash flow against exposure to some form of interest rate, commodity or currency-related risk. Additionally, the designated hedges should have high correlation to the underlying exposure such that fluctuations in the value of the derivatives offset reciprocal changes in the underlying exposure. Derivative financial instruments held by Con-way at June 30, 2008 did not have a material effect on Con-way's financial statements.

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

Although Con-way Freight's competitors in the less-than-truckload ("LTL") market also impose fuel surcharges, there is no LTL industry-standard fuel-surcharge formula. Con-way Freight's fuel-surcharge program, which is based on a published national index, constitutes only part of Con-way Freight's overall rate structure. Con-way Freight generally refers to "base freight rates" as the collective pricing elements that exclude fuel surcharges. Accordingly, changes to base freight rates reflect numerous factors such as length of haul, freight class, and weight per shipment as well as customer-negotiated adjustments to Con-way's fuel-surcharge mechanism. Ultimately, the total amount that Con-way Freight can charge for its services is determined by competitive pricing pressures and market factors.

Historically, its fuel-surcharge program has enabled Con-way Freight to more than recover increases in fuel costs and fuel-related increases in purchased transportation. As a result, Con-way Freight may be adversely affected if fuel prices fall and the resulting decrease in fuel-surcharge revenue is not offset by an equivalent increase in base freight-rate revenue. Although lower fuel surcharges may improve Con-way Freight's ability to increase the freight rates that it would otherwise charge, there can be no assurance in this regard. Con-way Freight may also be adversely affected if fuel prices continue to increase or if fuel prices remain at historically high levels. Customers faced with fuel-related increases in transportation costs often seek to negotiate lower rates through reductions in the base rates and/or limitations on the fuel surcharges charged by Con-way Freight, which adversely affect Con-way Freight's ability to offset higher fuel costs with higher revenue.

Con-way Truckload's fuel-surcharge program mitigates the effect of rising fuel prices but does not result in Con-way Truckload fully recovering its cost of fuel. In part, this is due to fuel costs that cannot be billed to customers, including costs such as those incurred in connection with empty and out-of-route miles or when engines are being idled during cold or warm weather. As with the LTL industry, there is no truckload industry-standard fuel-surcharge formula.

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

Con-way acquired CFI on August 23, 2007, Cougar Logistics on September 5, 2007 and Chic Logistics on October 18, 2007. Management excluded these acquired companies from its assessment of the effectiveness of disclosure controls and procedures and internal control over financial reporting as of June 30, 2008. Management was unable to assess the effectiveness of the disclosure controls and procedures and internal control over financial reporting of these acquired companies because of the timing of the acquisitions. Management expects to update its assessment of the effectiveness of the disclosure controls and procedures and internal control over financial reporting to include these companies as soon as practicable but in any event, no later than in the Form 10-K for the annual period ended December 31, 2008.



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

Certain legal proceedings of Con-way are also discussed in Note 4, "Discontinued Operations," and Note 13, "Commitments and Contingencies," of
Item 1, "Financial Statements."


ITEM 1A.  RISK FACTORS

A detailed description of risk factors is included in Item 1A, "Risk Factors," of Con-way's 2007 Annual Report on Form 10-K. Except for the discussion included herein under "Fuel" of Part 1, Item 3, "Market Risk," there have been no changes to Con-way's risk-factors disclosures.


ITEM 6.  EXHIBITS

Exhibit No.
-----------

(10) Material Contracts

     10.1 Amendment No. 1 dated June 22, 2008 to the Amended and Restated Con-way Inc. 2005 Deferred Compensation Plan for Executives. #

     10.2 Summary of Material Executive Relocation Package (Item 5.02 to Con-way's Report on Form 8-K filed on May 29, 2008).*#

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

                                         Con-way Inc.
                                         --------------
                                         (Registrant)

August 11, 2008                           /s/ Kevin C. Schick
                                         -------------------------
                                         Kevin C. Schick
                                         Senior Vice President and
                                         Chief Financial Officer