Form 10-Q
period 2008-09-30
Con-way Inc.
filed 2008-11-07
CIK 23675

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

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

             Number of shares of Common Stock, $.625 par value,
                outstanding as of October 31, 2008:  45,824,334










                                CON-WAY INC.
                                  FORM 10-Q
                        Quarter Ended September 30, 2008

_______________________________________________________________________________
_______________________________________________________________________________

                                    INDEX



PART I. FINANCIAL INFORMATION                                             Page

  Item 1. Financial Statements

    Consolidated Balance Sheets -
      September 30, 2008 and December 31, 2007                              3

    Statements of Consolidated Income -
      Three and Nine Months Ended September 30, 2008 and 2007               5

    Statements of Consolidated Cash Flows -
      Nine Months Ended September 30, 2008 and 2007                         6

    Notes to Consolidated Financial Statements                              7

  Item 2. Management's  Discussion  and  Analysis  of Financial
           Condition and Results of Operations                             22

  Item 3. Quantitative and Qualitative Disclosures about Market Risk       35

  Item 4. Controls and Procedures                                          37


PART II. OTHER INFORMATION

  Item 1.Legal Proceedings                                                 38

  Item 1A.Risk Factors                                                     38

  Item 6.Exhibits                                                          39

  Signatures                                                               40









                         PART I. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


                               CON-WAY INC.
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)



                                                   September 30,   December 31,
ASSETS                                                 2008            2007
-------                                            ------------    ------------
                                                    (Unaudited)
Current Assets
  Cash and cash equivalents                        $   225,703     $   176,298
  Marketable securities                                     15          30,016
  Trade accounts receivable, net                       627,315         495,568
  Other accounts receivable                             53,192          42,664
  Operating supplies, at lower of
    average cost or market                              29,158          24,142
  Prepaid expenses and other assets                     31,510          40,746
  Deferred income taxes                                 36,550          37,672
                                                   ------------    ------------
     Total Current Assets                            1,003,443         847,106
                                                   ------------    ------------

Property, Plant, and Equipment
  Land                                                 190,273         187,323
  Buildings and leasehold improvements                 798,271         792,962
  Revenue equipment                                  1,338,443       1,246,816
  Other equipment                                      291,187         265,640
                                                   ------------    ------------
                                                     2,618,174       2,492,741
  Accumulated depreciation and amortization         (1,130,362)     (1,033,953)
                                                   ------------    ------------
     Net Property, Plant, and Equipment              1,487,812       1,458,788
                                                   ------------    ------------

Other Assets
  Deferred charges and other assets                     48,158          33,139
  Capitalized software, net                             31,301          35,010
  Employee benefits                                    111,178          89,039
  Marketable securities                                  7,500              --
  Intangible assets, net                                35,456          18,780
  Goodwill                                             520,114         527,446
                                                   ------------    ------------
                                                       753,707         703,414
                                                   ------------    ------------

Total Assets                                       $ 3,244,962     $ 3,009,308
                                                   ============    ============


     The accompanying notes are an integral part of these statements.



                                CON-WAY INC.
                         CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands except per share amounts)



                                                   September 30,   December 31,
                                                       2008            2007
LIABILITIES AND SHAREHOLDERS' EQUITY               ------------    ------------
-------------------------------------               (Unaudited)

Current Liabilities
  Accounts payable                                 $   290,289     $   276,105
  Accrued liabilities                                  312,682         258,253
  Self-insurance accruals                               95,408         110,986
  Short-term borrowings                                  1,608           5,072
  Current maturities of long-term debt                  22,700          22,704
                                                   ------------    ------------
     Total Current Liabilities                         722,687         673,120

Long-Term Liabilities
  Long-term debt and guarantees                        928,777         955,722
  Self-insurance accruals                              146,633         118,854
  Employee benefits                                    193,960         195,145
  Other liabilities and deferred credits                52,320          24,639
  Deferred income taxes                                171,709         132,732
                                                  -------------    ------------
     Total Liabilities                               2,216,086       2,100,212
                                                  -------------    ------------

Commitments and Contingencies (Notes 4, 8 and 13)

Shareholders' Equity
  Preferred stock, no par value; authorized
    5,000,000 shares: Series B, 8.5% cumulative,
     convertible, $.01 stated value; designated
      1,100,000 shares; issued 534,190 and
       560,998 shares, respectively                          5               6
  Additional paid-in capital, preferred stock           81,245          85,322
  Deferred compensation, defined
    contribution retirement plan                       (13,028)        (20,805)
                                                   ------------    ------------
       Total Preferred Shareholders' Equity             68,222          64,523
                                                   ------------    ------------
  Common stock, $.625 par value; authorized
    100,000,000 shares; issued 62,365,014 and
     61,914,495 shares, respectively                    38,839          38,615
  Additional paid-in capital, common stock             586,035         568,190
  Retained earnings                                  1,063,960         972,243
  Cost of repurchased common stock
    (16,577,235 and 16,698,513 shares,
     respectively)                                    (715,422)       (720,583)
                                                   ------------    ------------
       Total Common Shareholders' Equity               973,412         858,465
                                                   ------------    ------------
  Accumulated Other Comprehensive Loss                 (12,758)        (13,892)
                                                   ------------    ------------
       Total Shareholders' Equity                    1,028,876         909,096
                                                   ------------    ------------
           Total Liabilities and
           Shareholders' Equity                    $ 3,244,962     $ 3,009,308
                                                   ============    ============


         The accompanying notes are an integral part of these statements.



                                 CON-WAY INC.
                       STATEMENTS OF CONSOLIDATED INCOME
                                  (Unaudited)
                (Dollars in thousands except per share amounts)



                                  Three Months Ended       Nine Months Ended
                                    September 30,             September 30,
                               -----------------------  -----------------------
                                   2008        2007        2008         2007
                               ----------- -----------  ----------- -----------

Revenues                       $1,370,169  $1,111,293   $3,911,435  $3,187,201

Costs and Expenses
  Salaries, wages and
   other employee benefits        533,810     486,135    1,580,424   1,393,892
  Purchased transportation        348,899     255,587      921,996     781,977
  Fuel and fuel-related taxes     163,350      91,226      467,728     236,816
  Depreciation and amortization    52,808      42,947      156,016     117,077
  Maintenance                      33,712      31,762      101,679      85,567
  Rents and leases                 24,477      20,614       71,007      57,547
  Purchased labor                  18,620      16,095       54,228      45,906
  Other operating expenses        115,576      99,245      330,572     271,297
  Loss from equity investment          --          --           --       2,699
                               ----------- -----------  ----------- -----------
                                1,291,252   1,043,611    3,683,650   2,992,778
                               ----------- -----------  ----------- -----------
Operating Income                   78,917      67,682      227,785     194,423
                               ----------- -----------  ----------- -----------

Other Income (Expense)
  Investment income                 1,344       5,118        4,014      16,420
  Interest expense                (15,646)    (10,603)     (47,789)    (27,927)
  Miscellaneous, net                 (867)       (271)         528         (78)
                               ----------- -----------  ----------- -----------
                                  (15,169)     (5,756)     (43,247)    (11,585)
                               ----------- -----------  ----------- -----------
Income from Continuing
 Operations before Income
  Tax Provision                    63,748      61,926      184,538     182,838
 Income Tax Provision              23,264      22,961       71,136      67,787
                               ----------- -----------  ----------- -----------

Income from Continuing
 Operations                        40,484      38,965      113,402     115,051
                               ----------- -----------  ----------- -----------

Discontinued Operations,
 net of tax
  Gain from Disposal                   --          --        1,609       1,609
                               ----------- -----------  ----------- -----------
                                       --          --        1,609       1,609

Net Income                         40,484      38,965      115,011     116,660
 Preferred Stock Dividends          1,655       1,693        5,028       5,172
                               ----------- -----------  ----------- -----------

Net Income Available to
 Common Shareholders           $   38,829  $   37,272   $  109,983  $  111,488
                               =========== ===========  =========== ===========

Net Income from Continuing
 Operations Available to
  Common Shareholders          $   38,829  $   37,272   $  108,374  $  109,879
                               =========== ===========  =========== ===========

Weighted-Average Common
  Shares Outstanding
    Basic                      45,499,208  44,976,482   45,367,459  45,414,155
    Diluted                    48,336,200  48,007,691   48,256,429  48,492,037

Earnings per Common Share
    Basic
     Net Income from
      Continuing Operations    $     0.85  $     0.83   $     2.39  $     2.42
     Gain from Disposal                --          --         0.03        0.03
                               ----------- -----------  ----------- -----------
     Net Income Available to
       Common Shareholders     $     0.85  $     0.83   $     2.42  $     2.45
                               =========== ===========  =========== ===========

    Diluted
     Net Income from
      Continuing Operations    $     0.81  $     0.78   $     2.26  $     2.28
     Gain from Disposal                --          --         0.04        0.04
                               ----------- -----------  ----------- -----------
     Net Income Available to
       Common Shareholders     $     0.81  $     0.78   $     2.30  $     2.32
                               =========== ===========  =========== ===========


       The accompanying notes are an integral part of these statements.



                                CON-WAY INC.
                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (Unaudited)
                           (Dollars in thousands)

                                                           Nine Months Ended
                                                               September 30,
                                                        -----------------------
                                                            2008       2007
                                                        ----------- -----------

Cash and Cash Equivalents, Beginning of Period          $  176,298  $  260,039
                                                        ----------- -----------

Operating Activities

Net income                                                 115,011     116,660
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Discontinued operations, net of tax                    (1,609)     (1,609)
     Depreciation and amortization, net of accretion       151,901     113,465
     Increase in deferred income taxes                      35,504       5,976
     Amortization of deferred compensation                   7,777       7,886
     Share-based compensation                                8,245       8,029
     Provision for uncollectible accounts                    4,769       2,625
     Loss from equity investment                                --       2,699
     Loss from restructuring activities                         --       7,000
     Loss (Gain) from sales of property and
      equipment, net                                         2,110      (2,079)
     Changes in assets and liabilities,
      net of acquisitions:
        Receivables                                       (133,324)    (28,325)
        Prepaid expenses                                     9,087       6,743
        Accounts payable                                    10,582       6,296
        Accrued incentive compensation                        (867)     18,096
        Accrued liabilities, excluding accrued
          incentive compensation and employee benefits      55,478      32,816
        Self-insurance accruals                             12,201       8,492
        Accrued income taxes                               (15,120)     38,543
        Employee benefits                                  (20,242)     (9,306)
        Deferred charges and credits                        (7,021)      1,746
        Other                                              (10,652)     (7,948)
                                                        ----------- -----------
   Net Cash Provided by Operating Activities               223,830     327,805
                                                        ----------- -----------

Investing Activities
     Capital expenditures                                 (197,079)    (93,602)
     Software expenditures                                  (8,334)     (8,242)
     Proceeds from sales of property and equipment           6,554      15,993
     Proceeds from sale-leaseback transaction               40,380          --
     Proceeds from sale of equity investment                    --      51,900
     Acquisition of CFI, net of cash acquired                   --    (739,455)
     Acquisition of Cougar Logistics,
      net of cash acquired                                      --     (28,218)
     Net decrease in marketable securities                  22,501      89,500
                                                        ----------- -----------
   Net Cash Used in Investing Activities                  (135,978)   (712,124)
                                                        ----------- -----------

Financing Activities
     Proceeds from issuance of bridge-loan facility             --     425,000
     Repayment of short-term borrowings, long-term
      debt and guarantees                                  (26,506)    (18,626)
     Proceeds from exercise of stock options                 9,569       6,907
     Excess tax benefit from stock option exercises            755         577
     Payments of common dividends                          (13,688)    (13,675)
     Payments of preferred dividends                        (7,373)     (7,931)
     Repurchases of common stock                                --     (89,865)
                                                        ----------- -----------
   Net Cash Provided by (Used in) Financing Activities     (37,243)    302,387
                                                        ----------- -----------

   Net Cash Provided by (Used in) Continuing Operations     50,609     (81,932)
                                                        ----------- -----------

Discontinued Operations
     Net Cash Provided by (Used in) Operating Activities    (1,204)      3,342
                                                        ----------- -----------
   Net Cash Provided by (Used in) Discontinued
     Operations                                             (1,204)      3,342
                                                        ----------- -----------

   Increase (Decrease) in Cash and Cash Equivalents         49,405     (78,590)
                                                        ----------- -----------
Cash and Cash Equivalents, End of Period                $  225,703  $  181,449
                                                        =========== ===========

Supplemental Disclosure
   Cash paid for income taxes, net                     $    48,381  $   21,458
                                                       ============ ===========
   Cash paid for interest, net of amounts capitalized  $    36,999  $   22,161
                                                       ============ ===========


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

In December 2007, the FASB issued SFAS 141(revised 2007), "Business Combinations" ("SFAS 141R"). The statement changes the acquisition-date and subsequent-period accounting associated with business acquisitions. Several of the changes have the potential to generate greater earnings volatility in connection with and after an acquisition. The most significant provisions of SFAS 141R result in a change in the accounting for transaction costs, contingencies, and acquisition-date accounting estimates. Under the new statement, transaction costs and transaction-related restructuring charges will be expensed as incurred instead of being included in the determination of the purchase price. Under SFAS 141R, certain contingent assets and liabilities will be recognized at fair value. If new information is available after the acquisition, these amounts may be subject to remeasurement. Also, adjustments to acquisition-date accounting estimates will be accounted for as adjustments to prior-period financial statements. The effective date of SFAS 141R is the first fiscal year beginning after December 15, 2008, which for Con-way is 2009. Con-way is evaluating the effect of adopting SFAS 141R, including the effect on any acquisitions consummated in 2009 or thereafter.

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

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles," which reorganizes the generally accepted accounting principles ("GAAP") hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. This statement is effective November 15, 2008. Con-way does not expect the adoption of SFAS 162 to have a material effect on its financial statements.

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

See Note 7, "Fair-Value Measurements," for information regarding SFAS No. 157, "Fair-Value Measurements."

Earnings per Share ("EPS")

Basic EPS is computed by dividing reported earnings by the weighted-average common shares outstanding. Diluted EPS is calculated as follows:

 (Dollars in thousands except     Three Months Ended       Nine Months Ended
  per share data)                    September 30,           September 30,
                               -----------------------  -----------------------
                                  2008        2007         2008        2007
                               ----------- -----------  ----------- -----------
Numerator:
 Continuing operations
  (after preferred stock
   dividends), as reported     $   38,829  $   37,272   $  108,374  $  109,879
 Add-backs:
  Dividends on Series B
   preferred stock, net
    of replacement funding            256         262          780         795
                               ----------- -----------  ----------- -----------
 Continuing operations             39,085      37,534      109,154     110,674
                               ----------- -----------  ----------- -----------
 Discontinued operations                -           -        1,609       1,609
                               ----------- -----------  ----------- -----------
 Available to common
  shareholders                 $   39,085  $   37,534   $  110,763  $  112,283
                               =========== ===========  =========== ===========

 Denominator:
 Weighted-average common
  shares outstanding           45,499,208  44,976,482   45,367,459  45,414,155
 Stock options and nonvested
  stock                           322,040     345,512      374,018     392,185
 Series B preferred stock       2,514,952   2,685,697    2,514,952   2,685,697
                               ----------- -----------  ----------- -----------
                               48,336,200  48,007,691   48,256,429  48,492,037
                               =========== ===========  =========== ===========

Anti-dilutive stock options
 not included in denominator      871,330     894,298      871,330     831,798
                               =========== ===========  =========== ===========

Earnings per Diluted Share:
  Continuing operations        $     0.81  $     0.78   $     2.26  $     2.28
  Discontinued operations               -           -         0.04        0.04
                               ----------- -----------  ----------- -----------
  Available to common
   shareholders                $     0.81  $     0.78   $     2.30  $     2.32
                               =========== ===========  =========== ===========


Drafts Payable

In September 2008, Con-way made a change to banking services that resulted in a change to the classification of drafts from accounts payable to a reduction in cash and cash equivalents. At September 30, 2008, Con-way reported $26.7 million of drafts as a reduction of cash and cash equivalents compared to $31.7 million of drafts reported as accounts payable at December 31, 2007.

Trade Accounts Receivable, net

Con-way reports accounts receivable at net realizable value, and provides an allowance when collection is considered doubtful. Trade accounts receivable are net of allowances for uncollectible accounts of $5.4 million and $3.7 million at September 30, 2008 and December 31, 2007, respectively. Estimates for billing adjustments, including those related to weight- and freight-classification verifications, or pricing discounts, are also reported as a reduction to trade accounts receivable. At September 30, 2008 and December 31, 2007, trade accounts receivable are net of estimated billing adjustments of $13.5 million and $8.4 million, respectively.

Reclassifications and Revisions

Certain amounts in the prior-period financial statements have been reclassified or revised to conform to the current-period presentation.

During the third quarter of 2008, Con-way changed the classification of its estimated billing adjustments, as described above, from accrued liabilities to trade accounts receivable, net.

During the fourth quarter of 2007, Con-way identified certain adjustments related to the first quarter of 2007. Con-way determined that those adjustments were not material to either the first or the fourth quarter. However, for a more accurate presentation, Con-way elected to revise the results of the first quarter of 2007 to reflect those immaterial adjustments, which included an increase in employee benefits expense due to amendments to benefit plans for compensated absences, partially offset by associated decreases in incentive compensation and income tax expense. For the periods presented, the adjustments decreased 2007 year-to-date net income from continuing operations by $4.1 million ($0.09 per diluted share).


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

Goodwill and Intangible Assets

The excess of an acquired entity's purchase price over the amounts assigned to assets acquired (including separately recognized intangible assets) and liabilities assumed is recorded as goodwill. In connection with the acquisitions in 2007, Con-way recognized goodwill. Goodwill is not amortized but is tested for impairment on an annual basis in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

During the first nine months of 2008, Con-way finalized the purchase-price accounting and made revisions to the preliminary estimates and evaluations, including valuations of tangible and intangible assets and certain contingencies, as information was received from third parties. Accordingly, Con-way made revisions to the estimated fair value of net assets acquired in connection with the purchase of CFI and Chic, including $20.1 million in increases to the fair values of intangible assets, primarily customer relationships, and a $7.5 million increase related to liabilities assumed for
foreign income-tax contingencies.   In addition, adjustments were made to
deferred taxes relating to the fair value of assets acquired.

The following table shows the changes in the carrying amounts of goodwill attributable to each applicable segment:

  (Dollars in thousands)            Logistics  Truckload     Other     Total
                                    ---------- ---------- ---------- ----------

Balances at December 31, 2007       $  55,146  $ 471,573  $     727  $ 527,446
 Adjustment to fair value             (11,020)    (8,814)        --    (19,834)
 Liabilities assumed                    7,537         --         --      7,537
 Adjustment to deferred taxes           2,755      1,839         --      4,594
 Direct transaction costs                 282         --         --        282
 Change in foreign currency
  exchange rates                           89         --         --         89
                                    ---------- ---------- ---------- ----------
Balances at September 30, 2008      $  54,789  $ 464,598  $     727  $ 520,114
                                    ========== ========== ========== ==========

In connection with the acquisitions, Con-way recognized as definite-lived intangible assets the estimated fair value of acquired customer relationships and trademarks. Intangible assets consisted of the following:

                                 September 30, 2008       December 31, 2007
                             ------------------------  ------------------------
  (Dollars in     Weighted-
   thousands)      Average      Gross                     Gross
                     Life      Carrying  Accumulated     Carrying  Accumulated
                   (Years)      Amount   Amortization     Amount   Amortization
                  ---------  ----------- ------------  ----------- ------------

Customer
 relationships      10.9     $  37,335   $     3,298   $   18,046  $       731
Trademarks           2.0         2,550         1,131        1,710          245
                             ----------- ------------  ----------- ------------
                             $  39,885   $     4,429   $   19,756  $       976
                             =========== ============  =========== ============

The fair value of intangible assets is amortized on a straight-line basis over the estimated useful life. In the third quarter and first nine months of 2008, amortization expense related to intangible assets was $1.3 million and $3.5 million, respectively, compared to $0.2 million in the third quarter and first nine months of 2007. Estimated amortization expense for the next five years is presented in the following table:

 (Dollars in thousands)

Year ending December 31:
  Remaining three months of 2008         $     1,600
  2009                                         4,700
  2010                                         3,800
  2011                                         3,800
  2012                                         3,500
  2013                                         3,000


3.  Restructuring Activities

In August 2007, Con-way Freight began a business-transformation initiative to combine its three regional operating companies into one centralized operation to improve the customer experience and streamline its processes. The reorganization into a centralized entity was intended to improve customer service and efficiency through the development of uniform pricing and operational processes, implementation of best practices, and fostering of innovation. In the first nine months of 2008, Con-way incurred costs of $5.2 million in connection with the business-transformation initiative, including $2.6 million of restructuring charges, as summarized below, and an additional $2.6 million of other costs, consisting primarily of consulting fees. Con-way Freight completed the reorganization in the first quarter of 2008. In the third quarter and first nine months of 2007, Con-way recognized restructuring-related charges of $5.5 million.

The following table summarizes the effect of restructuring activities for the nine months ended September 30, 2008 and presents total restructuring costs incurred under the initiative since August 2007:

(Dollars in    Liability at    Charges     Cash     Liability at   Total Costs
 thousands)    December 31,   Incurred   Payments   September 30,   Incurred to
                 2007                       or         2008           Date
                                          Write-
                                           off
              -------------  ----------  ---------  ------------  -------------

Employee-
 separation
 costs        $      1,785   $     780   $ (2,515)  $        50   $      7,009
Facility and
 lease-
 termination
 costs               2,794         850       (997)        2,647          3,644
Asset-
 impairment
 charges                --          --         --            --          2,401
Other                  592         962     (1,503)           51          2,786
              -------------  ----------  ---------  ------------  -------------
   Total      $      5,171   $   2,592   $ (5,015)  $     2,748   $     15,840
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

Results of discontinued operations are summarized below:

                                                 Nine Months Ended
                                                    September 30,
                                              ------------------------
 (Dollars in thousands)                           2008        2007
                                              -----------  -----------

Gain (Loss) from Disposal,
 net of tax
   Con-way Forwarding                         $       --   $      156
   MWF                                                --          (33)
   EWA                                             1,609        2,706
   CFC                                                --       (1,220)
                                              -----------  -----------
                                              $    1,609   $    1,609
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

EWA

In the periods presented, results from EWA relate to adjustments of loss estimates, except for a first-quarter net gain in 2007 of $2.9 million (net of tax of $1.7 million) that relates to a recovery of prior losses. EWA's estimated loss reserves declined to $0.2 million at September 30, 2008, from $3.3 million at December 31, 2007, due primarily to the resolution of labor matters described below.

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

In October 2008, Con-way and one of its insurers entered into an agreement providing for the settlement of coverage litigation brought by Con-way, seeking reimbursement for amounts Con-way paid in settlement of the actions described above. In connection with this settlement agreement, Con-way received a $10.0 million payment in November 2008 and will recognize a gain from discontinued operations of $6.2 million (net of $3.8 million of tax) in the fourth quarter of 2008.

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

In October 2008, Con-way received $3.0 million from the CFC bankruptcy estate relating to Con-way's claims against CFC's Canadian subsidiaries. Con-way will continue to pursue its other claims (including its claims for recovery on account of Con-way's payment obligations to the states, insurance companies, sureties and individual claimants with respect to these workers' compensation, tax, and public liability claims described above) in the CFC bankruptcy proceedings.


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

Transition and Related Services

Pursuant to a closing agreement, GM and Con-way specified the transition services, primarily accounting assistance, and the compensation amounts for such services, to be provided to GM through December 31, 2008. In addition, GM and Con-way entered into an agreement for Con-way to provide certain information-technology support services at an agreed-upon compensation through at least December 31, 2008. Under these agreements, the Logistics segment reported revenue of $2.7 million in the third quarter and $8.3 million in the first nine months of 2008, compared to $2.8 million and $8.4 million in the same respective periods of 2007, primarily for information-technology services provided to GM.


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

     * Logistics. The Logistics segment consists of the operating results of the Menlo Worldwide Logistics business unit (also referred to as Menlo Logistics), which develops contract-logistics solutions, including the management of complex distribution networks and supply-chain engineering and consulting, and also provides freight brokerage services. The Logistics segment includes the results of Chic Logistics and Cougar Logistics for periods subsequent to their acquisition.

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



 (Dollars in thousands)          Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                               -----------------------  -----------------------
                                   2008       2007         2008        2007
                               ----------- -----------  ----------- -----------
Revenues from External
 Customers
   Freight                     $  808,326  $  740,769   $2,375,654  $2,165,381
   Logistics                      419,896     312,572    1,138,494     956,962
   Truckload                      140,932      51,991      394,264      54,228
   Other                            1,015       5,961        3,023      10,630
                               ----------- -----------  ----------- -----------
                               $1,370,169  $1,111,293   $3,911,435  $3,187,201
                               =========== ===========  =========== ===========

Inter-segment Revenues
   Freight                     $   16,622  $   13,032   $   41,161  $   38,367
   Logistics                          332          64          355         304
   Truckload                       42,730      21,055      122,073      56,222
   Other                           11,573       4,234       35,120      21,071
                               ----------- -----------  ----------- -----------
                               $   71,257  $   38,385   $  198,709  $  115,964
                               =========== ===========  =========== ===========

Revenues before Inter-
 segment Eliminations
   Freight                     $  824,948  $  753,801   $2,416,815  $2,203,748
   Logistics                      420,228     312,636    1,138,849     957,266
   Truckload                      183,662      73,046      516,337     110,450
   Other                           12,588      10,195       38,143      31,701
   Inter-segment Revenue
      Eliminations                (71,257)    (38,385)    (198,709)   (115,964)
                               ----------- -----------  ----------- -----------
                               $1,370,169  $1,111,293   $3,911,435  $3,187,201
                               =========== ===========  =========== ===========

Operating Income (Loss)
   Freight                     $   61,107  $   60,029   $  174,559  $  179,859
   Logistics                        3,678       6,188       14,895      19,659
   Truckload                       15,195       2,975       37,907           6
   Vector                              --          --           --      (2,699)
   Other                           (1,063)     (1,510)         424      (2,402)
                               ----------- -----------  ----------- -----------
                               $   78,917  $   67,682   $  227,785  $  194,423
                               =========== ===========  =========== ===========


7.  Fair-Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair-Value Measurements," which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair-value measurements and does not require any new fair-value measurements. In February 2008, the FASB issued FASB Staff Position SFAS 157-2 ("FSP SFAS 157-2"). FSP SFAS 157-2 delays the effective date of the application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis, until fiscal years beginning after November 15, 2008, and interim periods within those years, which for Con-way is the first quarter of 2009. Con-way adopted SFAS 157 effective January 1, 2008, except for the provisions that were delayed by FSP SFAS 157-
2. Nonfinancial assets for which Con-way has not applied the provisions of SFAS 157 include those measured at fair value in the impairment testing of goodwill and intangible assets and those initially measured at fair value in a business combination, but not measured at fair value in subsequent periods. In October 2008, the FASB issued FASB Staff Position SFAS 157-3 ("FSP SFAS 157-3"). FSP SFAS 157-3 clarifies the application of SFAS No. 157 when the market for a financial asset is not active. Con-way's adoption of this FSP did not have a material effect on Con-way's financial statements for the periods presented.

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

The following table summarizes the valuation of financial instruments by the SFAS 157 levels:

                                                September 30, 2008
                                    -------------------------------------------
 (Dollars in                          Total      Level 1    Level 2   Level 3
 thousands)
                                    ---------- ---------- ---------- ----------

Cash and cash equivalents           $ 225,703  $ 225,703  $      --  $      --
Marketable securities                   7,515         15         --      7,500


Cash and cash equivalents consist of short-term interest-bearing instruments with maturities of three months or less at the date of purchase. The carrying amount of these instruments approximates their fair value due to their short maturity.

At September 30, 2008, Con-way's marketable securities consisted primarily of one auction-rate security with a par value of $7.5 million, which approximates fair value. The liquidity of auction-rate securities has been adversely affected by auction failures that have prevented investors from selling the securities on predetermined auction dates. Accordingly, Con-way reclassified the auction-rate security from current marketable securities to long-term marketable securities. Due to the lack of quoted market prices at September 30, 2008, Con-way's auction-rate security was valued with an income approach that utilized a discounted cash flow model. The assumptions used in preparing the discounted cash flow model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the AAA credit rating of the issue, and the rate of return required by investors to purchase the security considering the current liquidity risk associated with auction-rate securities.


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

Defined Benefit Pension Plans

Con-way's qualified defined benefit pension plans (collectively, the "Qualified Pension Plans") consist mostly of the primary defined benefit pension plan ("Primary DB Plan"), which covers the non-contractual employees and former employees of Con-way's continuing operations as well as former employees of its discontinued operations. No new employees are eligible to participant in the Primary DB Plan after December 31, 2006. Con-way's other qualified defined benefit pension plans cover only the former employees of discontinued operations.

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


The following tables summarize the components of net periodic benefit expense (income) for Con-way's defined benefit pension plans:

                                           Qualified Pension Plans
                               ------------------------------------------------
                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                               -----------------------  -----------------------
(Dollars in thousands)             2008       2007         2008        2007
                               ----------- -----------  ----------- -----------

Service cost - benefits
 earned during the period      $       18  $       27   $       72  $       82
Interest cost on benefit
 obligation                        18,175      16,411       52,890      50,603
Expected return on plan
 assets                           (24,229)    (23,265)     (72,722)    (71,737)
Net amortization and
 deferral                            (793)       (775)      (2,380)     (2,389)
                               ----------- -----------  ----------- -----------
   Net periodic
    benefit income             $   (6,829) $   (7,602)  $  (22,140) $  (23,441)
                               =========== ===========  =========== ===========



                                         Non-Qualified Pension Plans
                               ------------------------------------------------
                                 Three Months Ended         Nine Months Ended
                                    September 30,              September 30,
                               -----------------------  -----------------------
 (Dollars in thousands)            2008       2007         2008        2007
                               ----------- -----------  ----------- -----------
Interest cost on
 benefit obligation            $    1,148  $    1,006   $    3,070  $    3,316
Net amortization and deferral         670         476        1,311       1,571
                               ----------- -----------  ----------- -----------
   Net periodic benefit
    expense                    $    1,818  $    1,482   $    4,381  $    4,887
                               =========== ===========  =========== ===========


Under the Pension Protection Act of 2006, Con-way is required to make annual contributions of approximately $9 million through 2017 to fund increases in plan participants' eligible compensation. To satisfy this requirement, Con-way expects to contribute to the Qualified Pension Plans in the fourth quarter of 2008. Amounts of additional future contributions will depend, in part, on asset returns and interest rates.

Defined Contribution Retirement Plans

Con-way's defined contribution retirement plans consist mostly of the primary defined contribution retirement plan (the "Primary DC Plan"), which covers non-contractual U.S. employees.

Con-way recognized expense of $23.1 million and $70.0 million in the third quarter and first nine months of 2008, respectively, compared to $23.5 million and $67.6 million in the same respective periods of 2007 for its contributions under the Primary DC Plan. At September 30, 2008 and December 31, 2007, Con-way had recognized accrued liabilities of $25.2 million and $21.9 million, respectively, for its contributions related to the Primary DC Plan.

Postretirement Medical Plan

The following table summarizes the components of net periodic benefit expense for the postretirement medical plan:


                                 Three Months Ended        Nine Months Ended
                                    September 30,             September 30,
                               -----------------------  -----------------------
(Dollars in thousands)             2008       2007         2008        2007
                               ----------- -----------  ----------- -----------

Service cost - benefits earned
 during the period             $      571  $      690   $    1,712  $    2,100
Interest cost on benefit
 obligation                         1,692       1,733        5,078       5,271
Net amortization and deferral         (12)        610          (36)      1,851
                               ----------- -----------  ----------- -----------
  Net periodic benefit expense $    2,251  $    3,033   $    6,754  $    9,222
                               =========== ===========  =========== ===========


9.  Comprehensive Income

Comprehensive income, which is a measure of all changes in equity except those resulting from investments by owners and distributions to owners, was as follows:

 (Dollars in thousands)          Three Months Ended        Nine Months Ended
                                    September 30,             September 30,
                               -----------------------  -----------------------
                                   2008        2007         2008       2007
                               ----------- -----------  ----------- -----------

Net income                     $   40,484  $   38,965   $  115,011  $  116,660

Other comprehensive
 income (loss):
   Foreign currency
    translation adjustment           (560)        112        1,134        (123)
                               ----------- -----------  ----------- -----------
Comprehensive income           $   39,924  $   39,077   $  116,145  $  116,537
                               =========== ===========  =========== ===========


10.  Share-Based Compensation

Under terms of the share-based compensation plans, Con-way grants various types of share-based compensation awards to employees and directors. The plans provide for various types of awards, including stock options, nonvested stock (also known as restricted stock), and performance-share plan units.

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

Performance-share plan units ("PSPUs") are valued at the market price of Con-way's common stock at the date of award and vest three years from the grant date if certain performance criteria are achieved. The total number of shares the award recipients may collectively receive depends upon the achievement of certain performance criteria over a one- to three-year period and can range from zero to 403,526 shares. The 2007 award is subject to forfeiture if an award recipient leaves Con-way during the three-year period, while the 2008 award allows for pro rata vesting if the award recipient leaves Con-way as a result of death, disability or qualifying retirement. Outstanding PSPUs have a weighted-average grant-date fair value of $44.35. The amount of expense recorded each period is based on Con-way's current estimate of the number of shares that will ultimately vest.

The following expense was recognized for share-based compensation:

(Dollars in             Three Months Ended             Three Months Ended
  thousands)            September 30, 2008             September 30, 2007
                  ------------------------------ ------------------------------
                    Stock    Nonvested             Stock    Nonvested
                   Options   Stock and   Total     Options  Stock and     Total
                               PSPUs                          PSPUs
                  --------- ----------- -------- --------- ----------- --------
Salaries, wages
 and other
  employee
   benefits       $  1,268  $    1,469  $ 2,737  $  1,599  $    1,080  $ 2,679
Deferred income
 tax benefit          (485)       (573)  (1,058)     (607)       (421)  (1,028)
                  --------- ----------- -------- --------- ----------- --------
  Net share-based
   compensation
    expense       $    783  $      896  $ 1,679  $    992  $      659  $ 1,651
                  ========= =========== ======== ========= =========== ========


(Dollars in             Nine Months Ended              Nine Months Ended
  thousands)            September 30, 2008             September 30, 2007
                  ------------------------------ ------------------------------
                    Stock    Nonvested             Stock    Nonvested
                   Options   Stock and   Total     Options  Stock and     Total
                               PSPUs                          PSPUs
                  --------- ----------- -------- --------- ----------- --------
Salaries, wages
 and other
  employee
   benefits       $  4,183  $    4,062  $ 8,245  $  4,955  $    3,074  $ 8,029
Deferred income
 tax benefit        (1,594)     (1,584)  (3,178)   (1,890)     (1,199)  (3,089)
                  --------- ----------- -------- --------- ----------- --------
  Net share-based
   compensation
    expense       $  2,589  $    2,478  $ 5,067  $  3,065  $    1,875  $ 4,940
                  ========= =========== ======== ========= =========== ========


11.  Income Taxes

Con-way's effective tax rate was 36.5% and 38.5% in the third quarter and first nine months of 2008, respectively, and was 37.1% in the same respective periods of last year. Excluding the effect of various discrete tax adjustments, Con-way's third-quarter and year-to-date effective tax rate in 2008 was 39.6% and 39.4%, respectively, and in 2007, was 37.3% and 37.5%, respectively. The discrete tax adjustments in 2008 were due primarily to the utilization of a portion of a capital-loss carryforward in the third quarter, reflecting the pending sale of certain real estate. In 2007, the discrete tax adjustments largely reflect the settlement of issues following completion of an Internal Revenue Service ("IRS") audit and a 2007 first-quarter write-off of a receivable. As more fully discussed in Note 5, "Sale of Unconsolidated Joint Venture," a receivable due from GM could not be collected, and accordingly, a $2.7 million loss was recognized in the first quarter of 2007. As a sale-related receivable, the write-off was a capital loss for tax purposes and was not deductible from ordinary income. Excluding the discrete items, higher effective tax rates in 2008 reflect lower taxable income from foreign subsidiaries, which limited Con-way's ability to utilize foreign tax credits, and a decline in the amount of tax-exempt interest income.

Income tax receivables of $23.8 million and $7.6 million were included in other accounts receivable in Con-way's consolidated balance sheets at September 30, 2008 and December 31, 2007, respectively.

Uncertain Tax Positions

In accordance with FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of SFAS 109," uncertain tax positions that Con-way has taken or expects to take on a tax return are recognized in the financial statements only when it is more likely than not that the position will be sustained upon examination by a taxing authority. If the position meets the more-likely-than-not criteria, it is measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which the threshold is no longer met.

At December 31, 2007, Con-way reported gross tax-affected unrecognized tax benefits of $15.2 million, including $5.4 million of accrued interest and penalties related to the unrecognized tax benefits. At September 30, 2008, Con-way's estimate of gross tax-affected unrecognized tax benefits increased to $23.1 million (including $8.2 million of accrued interest and penalties), due primarily to liabilities assumed with Con-way's acquisition of Chic Logistics. At September 30, 2008, Con-way estimated that $10.4 million of the unrecognized tax benefits, if recognized, would change the effective tax
rate.   During the first nine months of 2008, Con-way recognized $1.3 million in interest and penalties that were included in tax expense. Con-way does not expect the total unrecognized tax benefits to vary significantly in the next 12 months. Con-way classifies interest and penalties expense related to income taxes as a component of income tax expense.


The following summarizes the changes in the unrecognized tax benefits during the year, excluding interest and penalties:


 (Dollars in thousands)

Balance at December 31, 2007                        $     9,793
Unrecognized tax benefits on acquisitions                 5,893
Gross decreases - prior-period tax positions                (58)
Gross increases - current-period tax positions              433
Settlements                                              (1,106)
Lapse of statute of limitations                             (71)
                                                    ------------
Balance at September 30, 2008                       $    14,884
                                                    ============

In the normal course of business, Con-way is subject to examination by taxing authorities throughout the world. The years subject to examination in the relevant jurisdictions, include 2005 to 2007 for federal income taxes, 2003 to 2007 for state and local income taxes, and 1999 to 2007 for foreign income taxes. Where no tax return has been filed, no statute of limitations applies. Accordingly, if a tax jurisdiction reaches a conclusion that a filing requirement does exist, then additional years may be reviewed by the tax authority.


12.  Sale-Leaseback Transaction

On June 30, 2008, Menlo Worldwide Logistics entered into agreements to sell and lease back two warehouses located in Singapore. In connection with the sale of the warehouses, Menlo Worldwide Logistics received $40.4 million. The resulting $19.0 million gain is classified as a deferred credit in the consolidated balance sheets and will be amortized over the ten-year term of the leases. Each lease contains an option to renew for an additional five-year term. As of September 30, 2008, future minimum payments associated with these leases were as follows:

 (Dollars in thousands)

Year ending December 31:
   2008                                             $       980
   2009                                                   3,928
   2010                                                   4,002
   2011                                                   4,098
   2012                                                   4,160
   Thereafter (through 2018)                             23,912
                                                    ------------
 Total minimum lease payments                       $    41,080
                                                    ============


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

Con-way has received requests for information regarding the spin-off of CFC from representatives of some of the pension funds, and Con-way responded to those requests, providing the last of the requested documents in August 2004. In July 2008, nearly four years after Con-way complied with its requests for documents, one of the larger pension funds, Central States, Southeast and Southwest Areas Pension Fund ("Central States") which assessed withdrawal liabilities against CFC of approximately $319 million, advised Con-way that while the pension fund's trustees had not been asked to assess withdrawal liability against Con-way, the pension fund wished to meet with Con-way to discuss the matter. To date, no other pension funds have contacted Con-way.

To resolve uncertainties created by Central States' recent contact, Con-way filed an arbitration demand and a federal lawsuit on August 11, 2008 against the pension fund. In the arbitration, Con-way asked the arbitrator to decide and resolve in Con-way's favor all arbitrable disputes between the parties. In the lawsuit, Con-way Inc. v. Central States, Southeast and Southwest Areas Pension Fund (United States District for the Northern District of California
2008), Con-way asked the court to compel Central States to have all disputes between the parties decided in the arbitration that Con-way filed, or, alternatively, to declare that Con-way is not liable for any of CFC's unpaid withdrawal liabilities, and to enjoin the pension fund from violating applicable statutory and plan requirements.

On October 9, 2008, Con-way received a demand letter from Central States notifying Con-way of the assertion of withdrawal liability against it in the amount of $662 million (payable over a term of approximately 11 years.) Central States contends that this withdrawal liability arose on the date Con-way sold a former subsidiary to UPS in December 2004 (rather than the date that CFC permanently ceased its obligation to contribute to the pension fund in 2002), based on Central States' position that the 2004 sale resulted in a complete withdrawal within the meaning of applicable federal law. As a result, Central States contends that Con-way owes $662 million in withdrawal liability. The higher alleged withdrawal liability calculation primarily reflects the fact that Central States' overall level of underfunding increased substantially from 2002 to 2004. Central States' demand also states that it is without prejudice to a future claim or assertion that Central States' proof of claim filed against CFC in the CFC bankruptcy was effective notice of withdrawal liability to Con-way in 2003, therefore Con-way is in default and the amount of such liability would be a total of approximately $412 million (including $319 of withdrawal liability and accrued interest thereon), less any previous recoveries made by Central States in the CFC bankruptcy. Following receipt of this demand, Con-way amended its lawsuit to assert additional claims against Central States and additional defenses to its demand.

Con-way believes that the amount of Central States' claims against Con-way for CFC's unpaid withdrawal liabilities is material, and a judgment or arbitration award against Con-way for all or a significant part of these claims could have a material adverse effect on Con-way's financial condition, results of operations and cash flows. Con-way also believes that its actions in connection with the CFC spin-off were proper and intends to vigorously defend itself from these claims by Central States and any other claims that may be brought against it in the future by other multiemployer pension funds seeking to hold Con-way responsible for CFC's unpaid withdrawal liabilities.
 However, there can be no assurance as to the outcome of any such litigation given uncertainties inherent in such proceedings, including the possible application of adverse judicial decisions rendered in unrelated matters not involving Con-way.

As a result of the matters discussed above, Con-way can provide no assurance that matters relating to the spin-off of CFC will not have a material adverse effect on Con-way's financial condition, results of operations or cash flows.

Other

In February 2002, a lawsuit was filed against EWA in the District Court for the Southern District of Ohio, alleging violations of the Worker Adjustment and Retraining Notification Act (the "WARN Act") in connection with employee layoffs and ultimate terminations due to the August 2001 grounding of EWA's airline operations and the shutdown of the airline operations in December 2001. The court subsequently certified the lawsuit as a class action on behalf of affected employees laid off between August 11 and August 15, 2001. The WARN Act generally requires employers to give 60-days notice, or 60-days pay and benefits in lieu of notice, of any shutdown of operations or mass layoff at a site of employment. The estimated range for potential loss on this matter is zero to approximately $9 million, plus accrued interest. Con-way intends to continue to vigorously defend the lawsuit. The case is scheduled for trial in January 2009.

Con-way is a defendant in various other lawsuits incidental to its businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material effect on Con-way's financial condition, results of operations or cash flows.


14.Subsequent Event

On November 3, 2008, Con-way Freight issued a press release announcing plans to restructure its operating network to reduce service exceptions, improve on-time delivery and bring faster transit times while deploying a lower-cost, more efficient service center network better aligned to customer needs and business volumes. This plan will not change Con-way Freight's service coverage as the company is not exiting any markets, but will involve the shutdown of approximately 40 service centers located throughout the network, with shipment volumes from closing locations redistributed and balanced among more than 100 nearby service centers. Tractor and trailer equipment will also be redeployed among remaining service center locations. Approximately 75% of the affected employees are expected to have the opportunity to follow work to new operating locations. The number of employees retained after the network change is completed, as well as the net workforce reduction, will depend on a several factors including how many employees elect to move with the work to nearby operating locations, accept a transfer to another location, or choose to accept a separation package and leave the company. Con-way expects the reorganization to be complete in the fourth quarter of 2008 and estimates that Con-way Freight will recognize total restructuring costs of about $20 million consisting of lease termination costs and asset impairment charges of approximately $8 million, employee separation costs of approximately $9 million and relocation costs of $3 million.

The majority of the employee separation and relocation costs are expected to be paid out in the fourth quarter of 2008 with lease termination costs paid out over the remaining lease terms. The costs and payments Con-way Freight will incur in connection with the plan are subject to a number of assumptions and uncertainties, and as a result the actual results may differ.



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

     * Logistics. The Logistics segment consists of the operating results of the Menlo Worldwide Logistics business unit (also referred to as Menlo Logistics), which develops contract-logistics solutions, including the management of complex distribution networks and supply-chain engineering and consulting, and also provides freight brokerage services. The Logistics segment includes the results of Chic Logistics and Cougar Logistics for periods subsequent to their acquisition.

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

                            Continuing Operations


(Dollars in thousands except     Three Months Ended         Nine Months Ended
 per share amounts)                  September 30,             September 30,
                               -----------------------  -----------------------
                                  2008        2007         2008         2007
                               ----------- -----------  ----------- -----------

Revenues                       $1,370,169  $1,111,293   $3,911,435  $3,187,201
                               =========== ===========  =========== ===========

Operating income               $   78,917  $   67,682   $  227,785  $  194,423
Other expense                      15,169       5,756       43,247      11,585
                               ----------- -----------  ----------- -----------
Income from continuing
 operations before
  income tax provision             63,748      61,926      184,538     182,838
Income tax provision               23,264      22,961       71,136      67,787
                               ----------- -----------  ----------- -----------
Income from continuing
 operations                        40,484      38,965      113,402     115,051
Preferred stock dividends           1,655       1,693        5,028       5,172
                               ----------- -----------  ----------- -----------
Net income from continuing
 operations available to
  common shareholders          $   38,829  $   37,272   $  108,374  $  109,879
                               =========== ===========  =========== ===========

Diluted earnings per share     $     0.81  $     0.78   $     2.26  $     2.28
Operating margin                     5.8%        6.1%         5.8%        6.1%
Effective tax rate                  36.5%       37.1%        38.5%       37.1%


                                  Overview

Con-way's consolidated revenue for the third quarter of 2008 increased 23.3% over the same period of 2007 and, in the first nine months of 2008, increased 22.7% from the same prior-year period due largely to acquisition-related revenue increases from Truckload and Logistics, complemented by organic growth. Excluding revenue from the companies acquired in the second half of 2007, Con-way's third-quarter and year-to-date revenue in 2008 increased 14.3% and 10.1%, respectively, due to increases at Freight and Logistics.

In the third quarter of 2008, consolidated operating income increased 16.6% from the same period last year due primarily to increases at the Truckload and Freight segments, partially offset by lower operating income from the Logistics segment. In the first nine months of 2008, consolidated operating income increased 17.2% due primarily to improved operating results from the Truckload segment, partially offset by lower operating income from the Freight and Logistics segments. Increased operating income for the Truckload segment was due to the acquisition of CFI, while declines in operating income from Logistics were due primarily to losses at its recently acquired companies. Excluding results from the acquired companies, Con-way's third-quarter and year-to-date operating income increased 9.5% and 3.9%, respectively. As more fully discussed in Note 3, "Restructuring Activities," of Item 1, "Financial Statements," the first nine months of 2008 include $5.2 million of first-quarter business-transformation costs while the first nine months of last year include $5.5 million of third-quarter business-transformation costs.

Since the announcement of Con-way's re-branding initiative in April 2006, Con-way recognized total expense of $21.1 million through the second quarter of 2008, when the initiative was substantially completed. Re-branding expenses consisted primarily of the costs to convert Con-way Freight's tractors and trailers to the new Con-way graphic identity. See "Reporting Segment Review - Freight" below for re-branding expenses incurred by the Freight segment in the periods presented. Under separate initiatives, Con-way incurred an immaterial amount of re-branding expenses related to the companies acquired in the second half of 2007 and Con-way does not expect future re-branding costs for these companies to be material.

In the third quarter and first nine months of 2008, non-operating expense increased $9.4 million and $31.7 million, respectively, due primarily to increases in interest expense and declines in investment income. In the third quarter and first nine months of 2008, interest expense increased $5.0 million and $19.9 million, respectively, and investment income declined $3.8 million and $12.4 million, respectively. Variations in interest expense and interest income were due primarily to acquisitions in the second half of 2007, which were financed with existing cash resources and proceeds from new debt financing.

Con-way's effective tax rate was 36.5% and 38.5% in the third quarter and first nine months of 2008, respectively, and was 37.1% in the same respective periods of last year. Excluding the effect of various discrete tax adjustments, Con-way's third-quarter and year-to-date effective tax rate in 2008 was 39.6% and 39.4%, respectively, and in 2007, was 37.3% and 37.5%, respectively. The discrete tax adjustments in 2008 were due primarily to the utilization of a portion of a capital-loss carryforward in the third quarter, reflecting the pending sale of certain real estate. In 2007, the discrete tax adjustments largely reflect the settlement of issues following completion of an Internal Revenue Service ("IRS") audit and a 2007 first-quarter write-off of a receivable. As more fully discussed in Note 5, "Sale of Unconsolidated Joint Venture," a receivable due from GM could not be collected, and accordingly, a $2.7 million loss was recognized in the first quarter of 2007. As a sale-related receivable, the write-off was a capital loss for tax purposes and was not deductible from ordinary income. Excluding the discrete items, higher effective tax rates in 2008 reflect lower taxable income from foreign subsidiaries, which limited Con-way's ability to utilize foreign tax credits, and a decline in the amount of tax-exempt interest income.

Con-way's net income from continuing operations available to common shareholders in the third quarter of 2008 increased 4.2% due to increased operating income and a lower effective tax rate that were partially offset by higher non-operating expenses. In the first nine months of 2008, net income from continuing operations available to common shareholders decreased 1.4% reflecting higher non-operating expense and an increase in the effective tax rate that more than offset higher operating income.




                          Reporting Segment Review


Freight
-------

The following table compares operating results, operating margins, and the percentage change in selected operating statistics of the Freight reporting segment:


 (Dollars in thousands)           Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
                               -----------------------  -----------------------
                                  2008       2007         2008        2007
                               ----------- -----------  ----------- -----------
 Summary of Segment Operating
 Results
  Revenues                     $  808,326  $  740,769   $2,375,654  $2,165,381
  Operating Income                 61,107      60,029      174,559     179,859
  Operating Margin                    7.6%        8.1%         7.3%        8.3%


                               2008 vs. 2007            2008 vs. 2007
                               -------------            -------------
Selected Operating Statistics
 Revenue per day                    +9.5%                  +10.8%
 Weight per day                     +2.3                    +2.4
 Revenue per hundredweight
    ("yield")                       +7.0                    +8.1
 Shipments per day
    ("volume")                      -2.7                    -0.4
 Weight per shipment                +5.1                    +2.9


The Freight segment's revenue in the third quarter and first nine months of 2008 increased 9.1% and 9.7%, respectively, from the same periods in 2007 due to higher revenue per day and to a 1-day increase in the number of working days. Revenue per day for Freight increased 9.5% in the third quarter on a 2.3% increase in weight per day and a 7.0% increase in yield. The 2.3% increase in weight per day was achieved through a 5.1% increase in weight per shipment, partially offset by a 2.7% decline in shipments per day. In the first nine months of 2008, revenue per day increased 10.8% on a 2.4% increase in weight per day and an 8.1% increase in yield. The 2.4% increase in weight per day in the first nine months of 2008 was achieved through a 2.9% increase in weight per shipment, partially offset by a 0.4% decline in shipments per day. Variations in weight per shipment are attributed in part to changes in customers' shipping practices in response to overall transportation costs. Customers are more likely to consolidate their products into larger shipments when they become more cost conscious and/or transportation costs increase.

Yield increases in 2008 primarily reflect increases in fuel surcharges and average length of haul. Commensurate with higher transportation costs, shipments with longer lengths of haul generally have higher yields. Yields in both periods also reflect general rate increases. Con-way Freight implemented a general rate increase of 5.5% on January 28, 2008 compared to a 4.9% increase on March 19, 2007. These general rate increases were applied to customers with pricing governed by Con-way Freight's standard tariff; however, the effects of the increases were diminished in part by the competitive pricing environment. Yields in the third quarter and first nine months of 2008 were also adversely affected by an increase in average weight per shipment.

Excluding fuel surcharge, yield in the third quarter of 2008 decreased 1.0% compared to a 0.7% increase in the first nine months of 2008. Like other LTL carriers, Con-way Freight assesses many of its customers with a fuel surcharge. The fuel surcharge is intended to compensate Con-way Freight for higher fuel costs and fuel-related increases in purchased transportation. Fuel surcharges are only one part of the overall rate structure, and the total price received from customers is governed by market forces, as more fully discussed below in Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Fuel." In the third quarter, Freight's fuel-surcharge revenue increased to 20.6% of revenue in 2008 from 13.6% in 2007, and in the first nine months, increased to 19.4% of revenue in 2008 from 12.9% in 2007.

Freight's operating income in the third quarter of 2008 increased 1.8% over the same period of 2007 and, in the first nine months, decreased 2.9% from the same prior-year period. Operating income in the periods presented benefited from revenue growth but was adversely affected by increased costs for fuel and purchased transportation, higher expenses for salaries, wages and other employee benefits, and increases in other operating expenses.

Comparative operating results were affected by business-transformation costs and costs incurred under Con-way Freight's re-branding initiative. Operating expenses in the first nine months of 2008 include $5.2 million of first-quarter business-transformation costs while the first nine months of last year include $5.5 million of third-quarter business-transformation costs. As more fully discussed in Note 3, "Restructuring Activities," of Item 1, "Financial Statements," Con-way Freight announced the reorganization in August 2007 and it was completed at the end of the first quarter of 2008. Under Freight's re-branding initiative, which was completed in the second quarter of 2008, Freight incurred $4.9 million of costs in the first nine months of 2008, compared to $3.2 million and $8.8 million in the third quarter and first nine months of 2007, respectively. The re-branding costs were for expenses related primarily to the conversion of tractors and trailers to the new Con-way graphic identity.

In the third quarter and first nine months of 2008, expenses for fuel and fuel-related taxes increased 42.1% and 43.3%, respectively, due primarily to an increase in the cost of diesel fuel. During the same comparative periods, purchased transportation expense increased 31.8% and 30.1%, respectively, reflecting an increase in freight transported by third-party providers and fuel-related rate increases.

In the third quarter and first nine months of 2008, expenses for salaries, wages and other employee benefits increased 2.2% and 3.0%, respectively, from the same periods in 2007. Base compensation in the third quarter and first nine months of 2008 increased 5.0% and 4.7%, respectively, due primarily to wage and salary rate increases, and increases in over-time pay. Employee benefits expense was flat in the third quarter, but increased 3.1% in the first nine months of 2008 compared to the same period in 2007 due primarily to higher costs associated with workers' compensation claims, partially offset by a decline in expenses for compensated absences. In both nine-month periods presented, expenses for compensated absences include non-recurring first-quarter adjustments for benefit plan changes associated with the business-transformation and operational-restructuring initiatives. In the third quarter of 2008, incentive compensation decreased $5.6 million or 45.4% and, in the first nine months of 2008, decreased $14.6 million or 45.5% based on variations in performance measures relative to incentive-plan targets.

Other operating expenses increased 3.6% and 8.7% in the third quarter and first nine months of 2008, respectively, reflecting increases in cargo-loss and damage expense, increased corporate allocations due to information-technology projects, and higher expenses for sales and marketing activities, including promotional items and the use of consultants.

Con-way Freight's revenue and operating income trends in the third quarter of 2008 reflected increasingly adverse economic conditions. Revenue in the third quarter declined sequentially from July through September as declining economic output contributed to successive monthly declines in freight demand, which resulted in decreasing tonnage. Further, successive monthly declines in fuel prices contributed to decreasing fuel-surcharge revenue and yields. In current market conditions, the sequential monthly declines in fuel-surcharge revenue have not been offset by equivalent increases in base freight-rate revenue. Since its fuel-surcharge program has historically enabled Con-way Freight to more than recover increases in fuel costs and freight-related increases in purchased transportation, these declines in fuel-surcharge revenue have had an adverse effect on operating income. The trends described above have continued through October 2008 and, without improvement in market conditions, can be expected to continue into the remainder of the fourth quarter of 2008.

As more fully discussed in Note 14, "Subsequent Event," of Item 1, "Financial Statements," on November 3, 2008, Con-way Freight announced plans to restructure its operating network to reduce service exceptions, improve on-time delivery and bring faster transit times while deploying a lower-cost, more efficient service center network better aligned to customer needs and business volumes.


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


 (Dollars in thousands)           Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
                               -----------------------  -----------------------
                                   2008       2007         2008        2007
                               ----------- -----------  ----------- -----------
 Summary of Segment Operating
  Results

  Revenues                     $  419,896  $ 312,572    $1,138,494  $956,962
  Purchased Transportation       (291,964)  (203,015)     (757,923) (637,371)
                               ----------- -----------  ----------- -----------
  Net Revenues                    127,932    109,557       380,571   319,591

  Operating Income                  3,678      6,188        14,895    19,659
  Operating Margin on Revenue         0.9%       2.0%          1.3%      2.1%
  Operating Margin on Net
   Revenue                            2.9%       5.6%          3.9%      6.2%


Logistics' revenue in the third quarter and first nine months of 2008 increased 34.3% and 19.0%, respectively, reflecting organic growth and the contribution from the acquisitions of Chic Logistics and Cougar Logistics in the second half of 2007. Excluding revenue from the acquired companies, Logistics' revenue in the third quarter increased 28.9% due to a 34.7% increase in revenue from carrier-management services and a 13.6% increase in revenue from warehouse-management services, while in the first nine months of 2008, Logistics' revenue increased 12.3% due to a 12.0% increase in revenue from carrier-management services and a 13.7% increase in revenue from warehouse-management services. Increased revenue from carrier-management services includes revenue from the Defense Transportation Coordination Initiative contract, as more fully discussed below.

Logistics' net revenue in the third quarter and first nine months of 2008 increased 16.8% and 19.1%, respectively, partially due to the acquisitions of Chic Logistics and Cougar Logistics. Excluding net revenue from the acquired companies, Logistics' net revenue increased 10.2% and 11.2% in the third quarter and first nine months of 2008, respectively. Higher net revenue in 2008 reflects growth in warehouse-management services, which increases revenue without an associated increase in purchased transportation.

Logistics' operating income in the third quarter and first nine months of 2008 decreased 40.6% and 24.2%, respectively, as higher net revenue was more than offset by collective operating losses of $2.2 million in the third quarter and $5.0 million in the first nine months of 2008 at Chic Logistics and Cougar Logistics. Management expects revenue and operating results at the acquired companies to improve in future periods. The remaining discussion of operating results and percentage changes in expense categories excludes the acquired companies.

Excluding operating losses from the acquired companies, Logistics' operating income in the third quarter of 2008 declined 4.3%, but increased 1.6% in the first nine months of 2008. Operating margins in 2008 were adversely affected by pricing pressures as customers looked to reduce supply-chain costs in response to the economic downturn. In the third quarter and first nine months of 2008, purchased transportation expenses increased 38.9% and 12.9%, respectively, due to increases in carrier-management volumes, fuel surcharges and carrier rates. Other operating expenses; expenses for salaries, wages and other employee benefits; costs for rents and leases; and purchased labor expense increased due primarily to increased warehouse-management volumes associated with new customers and growth with existing customers. Other operating expenses increased 21.8% and 18.9% in the third quarter and first nine months of 2008, respectively, due primarily to increases in the use of professional services, cargo-loss and damage claims, facilities expenses and corporate allocations (primarily related to information-technology projects). In the first nine months of 2008, other operating expenses include two separate customer-specific second-quarter issues that increased expenses for cargo-loss claims and uncollectible accounts. Salaries, wages and other employee benefits increased 0.3% and 5.1% in the third quarter and first nine months of 2008, respectively, due to increases in base compensation and other employee-related costs, partially offset by lower incentive compensation. In the third quarter and first nine months of 2008, base compensation rose 5.5% and 7.6%, respectively, due to increased headcount and wage and salary rate increases. Other employee-related costs increased 19.4% and 21.6% in the third quarter and first nine months of 2008, respectively, due primarily to an increase in acquisition-related travel costs. In the third quarter of 2008, incentive compensation decreased $2.1 million or 80.2% and, in the first nine months of 2008, decreased $2.5 million or 33.2% based on variations in performance measures relative to incentive-plan targets. In the third quarter and first nine months of 2008, expenses for rents and leases increased 27.1% and 23.5%, respectively, and expenses for purchased labor increased 9.3% and 9.0%, respectively.

In August 2007, the Department of Defense ("DOD") selected Menlo Worldwide Logistics Government Services, LLC ("MWLGS"), a subsidiary of Menlo Logistics, Inc., as the primary contractor for the Defense Transportation Coordination Initiative ("DTCI"), a logistics program directed by the DOD to streamline and improve domestic transportation and distribution operations. Under the contract, MWLGS will be responsible for deploying and operating an integrated logistics solution for shipment planning, shipment execution and overall transportation management for DOD shipments moving into and among DOD facilities in the contiguous United States. The contract, with a potential seven-year life, has a three-year base period with an estimated $525 million in transportation expenditures. Implementation of the initiative is being rolled out at 67 DOD distribution centers over a 25-month period. The first distribution center began operations on March 31, 2008 and there were 11 distribution centers operating as of September 30, 2008. The contract contributed revenue of $21.1 million and $26.0 million in the third quarter and first nine months of 2008, respectively. However, the contract did not have a significant effect on Logistics' operating income.


Truckload
---------

The following table compares revenues and operating income of the Truckload reporting segment:

(Dollars in thousands)           Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
                               -----------------------  -----------------------
                                   2008       2007         2008        2007
                               ----------- -----------  ----------- -----------

Summary of Segment Operating
 Results

  Revenues                     $  140,932  $   51,991   $  394,264  $   54,228
  Operating Income                 15,195       2,975       37,907           6


Increased revenue and operating income at the Truckload reporting segment was due to the acquisition of CFI. For periods prior to the acquisition of CFI in August 2007, the operating results of the Truckload segment consist only of the pre-acquisition truckload business unit, which reported losses of $4.7 million and $7.7 million in the third quarter and first nine months of 2007, respectively. Results include restructuring charges of $0.7 million in the second quarter of 2008 and $1.5 million in the third quarter of 2007 related to the integration of the Truckload business units. Con-way Truckload's results are affected by the timing and degree of fluctuations in fuel prices, as more fully discussed below in Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Fuel."


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


Other
-----

The Other reporting segment consists of the operating results of Road Systems, a trailer manufacturer, and certain corporate activities for which the related income or expense has not been allocated to other reporting segments. Results in the third quarter and first nine months of 2008 include expenses related to a variable executive-compensation plan that promotes synergistic inter-segment activities. The table below summarizes the operating results for the Other reporting segment:

 (Dollars in thousands)           Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
                               -----------------------  -----------------------
                                   2008       2007         2008        2007
                               ----------- -----------  ----------- -----------
Revenues
  Road Systems                 $    1,015  $    5,961   $    3,023  $   10,630


Operating Income (Loss)
  Road Systems                 $      (97) $     (171)  $      732  $      618
  Con-way re-insurance
    activities                        376        (354)       2,347      (1,601)
  Con-way corporate
    properties                       (183)     (1,015)        (490)     (1,740)
  Variable executive
    compensation                     (964)         --       (2,105)         --
  Other                              (195)         30          (60)        321
                               ----------- -----------  ----------- -----------
                               $   (1,063) $   (1,510)  $      424  $   (2,402)
                               =========== ===========  =========== ===========


                           Discontinued Operations

Net income available to common shareholders in the periods presented includes the results of discontinued operations, which relate to the closure of Con-way Forwarding, the sale of MWF, the shut-down of EWA and its terminated Priority Mail contract with the USPS, and the spin-off of CFC, as more fully discussed in Note 4, "Discontinued Operations," of Item 1, "Financial Statements." Results of discontinued operations are presented below.


 (Dollars in thousands except per share         Nine Months Ended
 amounts)                                          September 30,
                                          -------------------------------
                                               2008             2007
                                          ---------------  --------------

    Gain from Disposal, net of tax        $        1,609   $       1,609
                                          ===============  ==============

    Gain from Disposal - per diluted
       share                              $         0.04   $        0.04
                                          ===============  ==============



                       Liquidity and Capital Resources
                       -------------------------------

Cash and cash equivalents rose to $225.7 million at September 30, 2008 from $176.3 million at December 31, 2007, as $223.8 million provided by operating activities exceeded $136.0 million used in investing activities and $37.2 million used in financing activities. In the first nine months of 2008, cash provided by operating activities came primarily from net income before non-cash items while cash used in investing and financing activities primarily reflects capital expenditures and the repayment of debt, respectively.


                                                        Nine Months Ended
 (Dollars in thousands)                                  September 30,
                                                   --------------------------
                                                       2008         2007
                                                   ------------  ------------

 Operating Activities
   Net income                                      $   115,011   $   116,660
   Discontinued operations                              (1,609)       (1,609)
   Non-cash adjustments (1)                            210,306       145,601
                                                   ------------  ------------
   Net income before non-cash items                    323,708       260,652

   Changes in assets and liabilities                   (99,878)       67,153
                                                   ------------  ------------

 Net Cash Provided by Operating Activities             223,830       327,805

 Net Cash Used in Investing Activities                (135,978)     (712,124)

 Net Cash Provided by (Used in) Financing
   Activities                                          (37,243)      302,387
                                                   ------------  ------------
 Net Cash Provided by (Used in) Continuing
   Operations                                           50,609       (81,932)
 Net Cash Provided by (Used in) Discontinued
   Operations                                           (1,204)        3,342
                                                   ------------  ------------

 Increase (Decrease) in Cash and Cash Equivalents  $    49,405   $   (78,590)
                                                   ============  ============

   (1) "Non-cash adjustments" refer to depreciation, amortization, accretion, deferred income taxes, provision for uncollectible accounts, loss from equity-method investment,and other non-cash income and expenses.


Operating Activities

Cash flow from operating activities in the first nine months of 2008 was $223.8 million, a $104.0 million decrease from the first nine months of 2007, as an increase in net income before non-cash items was offset by a net use of cash due to changes in assets and liabilities. In the first nine months of 2008, changes in receivables, accrued income taxes, and accrued incentive compensation reduced operating cash flow when compared to the prior year, partially offset by an increase in operating cash flow associated with accrued liabilities (excluding employee benefits and incentive compensation).

In the first nine months of 2008, receivables used $133.3 million, compared to $28.3 million used in the same prior-year period, due to increased receivables at the Freight and Logistics segments, reflecting increased revenues and increases in the average collection period for outstanding receivables.

Accrued incentive compensation used $0.9 million in the first nine months of 2008 compared to $18.1 million provided in the same prior-year period. In the first nine months of 2008 and 2007, expense accruals for incentive compensation were $30.5 million and $44.8 million, respectively, while incentive compensation payments in those periods, which relate to the prior year, were $31.4 million and $26.7 million, respectively.

In the first nine months of 2008, accrued income taxes used $15.1 million, compared to $38.5 million provided in the same prior-year period due primarily to tax refunds received in March 2007.

The increase in accrued liabilities provided $55.5 million in the first nine months of 2008 compared to $32.8 million in the first nine months of 2007. Increases in accrued liabilities (excluding employee benefits and incentive compensation) primarily reflect increases in accrued interest on the 7.25% Senior Notes issued in December 2007 and unearned revenue related to a logistics contract.

Accounts payable provided $10.6 million of cash in the first nine months of 2008 after reflecting a $31.7 million decline in drafts payable. The decline in drafts payable was due primarily to a change in banking services that resulted in a change to the classification of drafts from accounts payable to a reduction in cash and cash equivalents.

Investing Activities

Cash used in investing activities decreased to $136.0 million in the first nine months of 2008 from $712.1 million used in the first nine months of 2007 due primarily to $739.5 million used to purchase CFI and $28.2 million used to purchase Cougar Logistics in the third quarter of 2007.

The decrease in cash used in investing activities also reflects an increase in capital expenditures, a decrease in cash provided from the conversion of marketable securities and a decrease in proceeds received from the sale of assets. Capital expenditures in the first nine months of 2008 increased $103.5 million from the same prior-year period due primarily to increased tractor and trailer expenditures at the Truckload segment. Cash provided by changes in marketable securities decreased $67.0 million in the first nine months of 2008, primarily due to the conversion in August 2007 of marketable securities that partially funded the acquisition of CFI. The first nine months of 2008 included $40.4 million of proceeds received from the sale of two Logistics' warehouses, as more fully discussed in Note 12, "Sale-Leaseback Transaction," of Item 1, "Financial Statements," compared to $51.9 million of proceeds received in the first nine months of 2007 from the sale of Con-way's membership interest in Vector.

Financing Activities

Financing activities used cash of $37.2 million in the first nine months of 2008 compared to $302.4 million provided in the same period of 2007. In August 2007, Con-way borrowed $425.0 million under a bridge-loan facility to partially fund the acquisition of CFI. The proceeds received from the bridge loan were partially offset by common stock repurchases of $89.9 million in the first nine months of 2007, which were made under a repurchase program authorized by Con-way's Board of Directors. The repurchase program concluded on June 29, 2007 and no additional authorizations have been made under the program. In both periods presented, financing activities also reflect proceeds from the exercise of stock options, dividend payments and scheduled debt repayments.

Con-way has a $400 million revolving credit facility that matures on September 30, 2011. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to $400 million. At September 30, 2008, no borrowings were outstanding under Con-way's revolving credit facility; however, $204.3 million of letters of credit were outstanding, with $195.7 million of available capacity for additional letters of credit or cash borrowings. Con-way had other uncommitted, unsecured credit facilities totaling $66.7 million at September 30, 2008, which are available to support letters of credit, bank guarantees, and overdraft facilities. A total of $20.1 million was outstanding under these facilities at September 30, 2008.

See "- Forward-Looking Statements" below; Item 1A, "Risk Factors," and Note 7, "Debt and Other Financing Arrangements," of Item 8, "Financial Statements and Supplementary Data," in Con-way's 2007 Annual Report on Form 10-K for additional information concerning Con-way's $400 million credit facility and its other debt instruments.

Contractual Cash Obligations

Con-way's contractual cash obligations as of December 31, 2007 are summarized in Con-way's 2007 Annual Report on Form 10-K under Item 7, "Management's Discussion and Analysis - Liquidity and Capital Resources - Contractual Cash Obligations." In the first nine months of 2008, there have been no material changes in Con-way's contractual obligations outside the ordinary course of business, except for the sale-leaseback transaction discussed in Note 12, "Sale-Leaseback Transaction," of Item 1, "Financial Statements."

Other

In 2008, Con-way anticipates net capital and software expenditures of approximately $200 million ($261 million of expenditures net of $61 million of proceeds received from the sale of properties and equipment). Con-way's estimate for capital expenditures primarily includes acquisitions of additional tractor and trailer equipment, land, and development of new and existing facilities. Con-way's actual 2008 net capital expenditures may differ from the estimated amount, depending on factors such as actual and anticipated business volumes, availability and timing of delivery of equipment, the availability of land in desired locations for new facilities, the timing of obtaining permits, environmental studies and other approvals necessary for the development of new and existing facilities, and the timing of asset sales.

At September 30, 2008, Con-way's senior unsecured debt was rated as investment grade by Standard and Poor's (BBB), Fitch Ratings (BBB), and Moody's (Baa3). On October 27, 2008, Standard and Poor's put its ratings of Con-way on review for possible downgrade due to the effect of the economic downturn on the trucking sector.

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

Information concerning Con-way's "Critical Accounting Policies and Estimates" is included in Item 7, "Management's Discussion and Analysis," in Con-way's 2007 Annual Report on Form 10-K. There have been no significant changes to the disclosures of critical accounting policies and estimates reported in Con-way's 2007 Annual Report on Form 10-K, except as noted below.

As more fully discussed in Con-way's annual disclosures of critical accounting policies and estimates, the amount recognized as pension expense and the accrued pension liability for Con-way's defined-benefit pension plans depend on a number of assumptions and factors, the most significant being the discount rate used to measure the present value of pension obligations, and the expected rate of return on plan assets for the funded qualified plans.

Con-way concludes on significant assumptions and recognizes the financial-statement effect of any changes in assumptions at the end-of-year actuarial plan measurement date. However, the recent global financial crisis has significantly increased volatility in equity and credit markets and that volatility can be expected to affect certain plan-related end-of-year assumptions. When compared to the last actuarial plan measurement on December 31, 2007, current market conditions would require Con-way to increase the assumed discount rate, which would decrease the reported plan obligation. Recent declines in equity and credit markets have significantly reduced the fair value of plan assets, which decreases the actual return on plan assets and decreases the expected plan-related income in 2009. If the effect of an increase in the discount rate is more than offset by the effect of a decline in the fair value of plan assets, Con-way would report reductions to the plan's funded status and to equity and would also recognize a decline in plan-related income in 2009.



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

Con-way enters into derivative financial instruments only in circumstances that warrant the hedge of an underlying asset, liability or future cash flow against exposure to some form of interest rate, commodity or currency-related risk. Additionally, the designated hedges should have high correlation to the underlying exposure such that fluctuations in the value of the derivatives offset reciprocal changes in the underlying exposure. Con-way held no material derivative financial instruments at September 30, 2008.

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

Historically, its fuel-surcharge program has enabled Con-way Freight to more than recover increases in fuel costs and fuel-related increases in purchased transportation. As a result, Con-way Freight may be adversely affected if fuel prices fall and the resulting decrease in fuel-surcharge revenue is not offset by an equivalent increase in base freight-rate revenue. Although lower fuel surcharges may improve Con-way Freight's ability to increase the freight rates that it would otherwise charge, there can be no assurance in this regard. Con-way Freight may also be adversely affected if fuel prices increase or if fuel prices return to historically high levels. Customers faced with fuel-related increases in transportation costs often seek to negotiate lower rates through reductions in the base rates and/or limitations on the fuel surcharges charged by Con-way Freight, which adversely affect Con-way Freight's ability to offset higher fuel costs with higher revenue.

Con-way Truckload's fuel-surcharge program mitigates the effect of rising fuel prices but does not always result in Con-way Truckload fully recovering the increase in its cost of fuel. In part, this is due to fuel costs that cannot be billed to customers, including costs such as those incurred in connection with empty and out-of-route miles or when engines are being idled during cold or warm weather. As with the LTL industry, there is no truckload industry-standard fuel-surcharge formula.

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

Con-way acquired CFI on August 23, 2007, Cougar Logistics on September 5, 2007 and Chic Logistics on October 18, 2007. In connection with the acquisition of Chic Logistics, Con-way has implemented changes to its internal controls over financial reporting, including primarily the replacement of certain key staff with better-qualified employees and the establishment of additional authorization and segregation-of-duties controls in the revenue, expenditures, treasury and book-close processes. Management is continuing to evaluate and document the procedures and controls at these acquired companies and, as a result, may make additional changes or identify deficiencies. Con-way will include these acquired companies in Management's Report on Internal Control Over Financial Reporting for the annual period ended December 31, 2008.



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

In 2003, prior to the sale of MWF to UPS, Con-way became aware of information that Emery Transnational, a Philippines-based joint venture in which MWF, Inc. may be deemed to be a controlling partner, may have made certain payments in violation of the Foreign Corrupt Practices Act. Con-way promptly notified the Department of Justice and the Securities and Exchange Commission of this matter, and MWF, Inc. instituted policies and procedures in the Philippines designed to prevent such payments from being made in the future. Con-way was subsequently advised by the Department of Justice that it is not pursuing an investigation of this matter. Con-way conducted an internal investigation of approximately 40 other MWF, Inc. international locations and has shared the results of the internal investigation with the SEC. The internal investigation revealed that Menlo Worldwide Forwarding (Thailand) Limited, a Thailand-based joint venture, also may have made certain payments in violation of the Foreign Corrupt Practices Act. MWF, Inc. made certain personnel changes and instituted policies and procedures in Thailand designed to prevent such payments from being made in the future. In December 2004, Con-way completed the sale of its air freight forwarding business (including the stock of MWF, Inc., Emery Transnational and Menlo Worldwide Forwarding (Thailand) Limited) to an affiliate of UPS. In connection with that sale, Con-way agreed to indemnify UPS for certain losses resulting from violations
of the Foreign Corrupt Practices Act.   On August 27, 2008, Con-way Inc.
settled this matter with the SEC by agreeing to cease and desist from committing or causing any violations of the books and records and internal controls provisions, specifically sections 13(b)(2)(A), 13(b)(2)(B) and 13(b)(5), of the Securities Exchange Act of 1934, and consenting to the entry of a final judgment requiring Con-way to pay a $300,000 civil penalty. The civil penalty was paid to the SEC in September 2008.

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



ITEM 6.  EXHIBITS

Exhibit No.
-----------

(2) Plan of acquisition, reorganization, arrangement, liquidation, or succession:

     2.1   Con-way Plan for reorganization of Con-way Freight, Inc. (Item
           2.05 to Con-way's Report on Form 8-K filed on November 3, 2008).*

(10) Material Contracts

     10.1 Summary of Certain Compensation Agreements (Item 5.02 to Con-way's Report on Form 8-K filed on August 14, 2008).*#

     10.2 Amended Executive Severance Agreements (Item 5.02 to Con-way's Report on Form 8-K filed on September 25, 2008).*

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

                                         Con-way Inc.
                                         -------------
                                         (Registrant)


November 7, 2008                         /s/ Stephen L. Bruffett
                                         -------------------------
                                         Stephen L. Bruffett
                                         Senior Vice President and
                                         Chief Financial Officer