Form 10-K
period 2008-12-31
Con-way Inc.
filed 2009-02-27
CIK 23675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No

Aggregate market value of the registrant’s common stock held by persons other than Directors, Officers and those shareholders holding more than 5% of the outstanding voting stock, based upon the closing price per share on June 30, 2008: $1,417,216,528

Number of shares of common stock outstanding as of January 31, 2009: 46,161,026

DOCUMENTS INCORPORATED BY REFERENCE
Part III
Proxy Statement for Con-way’s Annual Meeting of Shareholders to be held on May 19, 2009 (only those portions referenced specifically herein are incorporated in this Form 10-K).

Con-way Inc.
FORM 10-K
Year Ended December 31, 2008

Item		Page

PART I
1.	Business	3
1A.	Risk Factors	8
1B.	Unresolved Staff Comments	11
2.	Properties	11
3.	Legal Proceedings	12
4.	Submission of Matters to a Vote of Security Holders	12
	Executive Officers of the Registrant	13

PART II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	15
6.	Selected Financial Data	17
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
7A.	Quantitative and Qualitative Disclosures About Market Risk	39
8.	Financial Statements and Supplementary Data	41
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	86
9A.	Controls and Procedures	86
9B.	Other Information	86

PART III
10.	Directors, Executive Officers and Corporate Governance	87
11.	Executive Compensation	87
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	87
13.	Certain Relationships and Related Transactions, and Director Independence	87
14.	Principal Accountant Fees and Services	87

PART IV
15.	Exhibits and Financial Statement Schedules	88
EX-10.49
EX-10.50
EX-10.51
EX-10.52
EX-10.53
EX-10.54
EX-10.55
EX-10.56
EX-10.57
EX-10.58
EX-12
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Con-way Inc.
FORM 10-K
Year Ended December 31, 2008

PART I

ITEM 1.	BUSINESS

Overview

Con-way Inc. and its subsidiaries (“Con-way” or “the Company”) provide transportation, logistics and supply-chain management services for a wide range of manufacturing, industrial and retail customers. Con-way’s business units operate in regional and transcontinental less-than-truckload and full-truckload freight transportation, contract logistics and supply-chain management, multimodal freight brokerage and trailer manufacturing. Con-way Inc. was incorporated in Delaware in 1958, and in 2006, changed its name from “CNF Inc.” to “Con-way Inc.”

Information Available on Website

Con-way makes available, free of charge, on its website at “www.con-way.com,” under the headings “Investors/Annual Reports & SEC Filings,” copies of its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and any amendments to those reports, in each case as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission.

In addition, Con-way makes available, free of charge, on its website at “www.con-way.com,” under the headings “Investors/Corporate Governance,” current copies of the following documents: (1) the charters of the Audit, Compensation, and Governance and Nominating Committees of its Board of Directors; (2) its Corporate Governance Guidelines; (3) its Code of Ethics for Chief Executive and Senior Financial Officers; (4) its Code of Business Conduct and Ethics for Directors; and (5) its Code of Ethics for Employees. Copies of these documents are also available in print to shareholders upon request, addressed to the Corporate Secretary at 2855 Campus Drive, Suite 300, San Mateo, California 94403.

None of the information on Con-way’s website shall be deemed to be a part of this report.

Regulatory Certifications

In 2008, Con-way filed the written affirmations and Chief Executive Officer certifications required by Section 303A.12 of the NYSE Listing Manual and Section 302 of the Sarbanes-Oxley Act.

Reporting Segments

For financial reporting purposes, Con-way is divided into five reporting segments: Freight, Logistics, Truckload, Vector and Other. For financial information concerning Con-way’s geographic and reporting-segment operating results, refer to Note 15, “Segment Reporting,” of Item 8, “Financial Statements and Supplementary Data.”

Freight

The Freight segment primarily consists of the operating results of the Con-way Freight business unit. Con-way Freight is a less-than-truckload (“LTL”) motor carrier that utilizes a network of freight service centers to provide regional, inter-regional and transcontinental less-than-truckload freight services throughout North America. The business unit provides day-definite delivery service to manufacturing, industrial and retail customers.

LTL carriers transport shipments from multiple shippers utilizing a network of freight service centers combined with a fleet of linehaul and pickup-and-delivery tractors and trailers. Freight is picked up from customers and consolidated for shipment at the originating service center. The freight is then loaded into trailers and transferred to the destination service center providing service to the delivery area. From the destination service center, the freight is delivered to the customer. Typically, LTL shipments weigh between 100 and 15,000 pounds. In 2008, Con-way Freight’s average weight per shipment was 1,190 pounds.

In August 2007, Con-way Freight began an operational restructuring to combine its three regional operating companies into one centralized operation to improve the customer experience and streamline its processes. The reorganization into a centralized entity was intended to improve customer service and efficiency through the development of uniform pricing and operational processes and implementation of best practices. Con-way Freight completed the reorganization in 2008.

Former Freight Segment Businesses

In July 2006, Con-way sold the expedited-shipping portion of the former Con-way Expedite and Brokerage business. The remaining truckload-brokerage portion of that business was integrated with Menlo Worldwide Logistics in January 2007, as more fully discussed below.

In connection with the truckload acquisition discussed below, a new Truckload segment was created. Accordingly, the operating results of Con-way’s former truckload operation are reported in the Truckload segment and prior periods have been reclassified to conform to the current presentation.

Competition

The LTL trucking environment is intensely competitive. Principal competitors of Con-way Freight include regional and national LTL companies, some of which are subsidiaries of global, integrated transportation service providers. Competition is based on freight rates, service, reliability, transit times and scope of operations.

Logistics

The Logistics segment consists of the operating results of the Menlo Worldwide Logistics business unit. Menlo Worldwide Logistics develops contract-logistics solutions, including the management of complex distribution networks and supply-chain engineering and consulting, and also provides multimodal freight brokerage services. The term “supply chain” generally refers to a strategically designed process that directs the movement of materials and related information from the acquisition of raw materials to the delivery of products to the end-user.

Menlo Worldwide Logistics’ supply-chain management offerings are primarily related to transportation-management and contract-warehousing services. Transportation management refers to the management of asset-based carriers and third-party transportation providers for customers’ inbound and outbound supply-chain needs through the use of logistics management systems to consolidate, book and track shipments. Contract warehousing refers to the optimization and operation of warehouse operations for customers using technology and warehouse-management systems to reduce inventory carrying costs and supply-chain cycle times. For several customers, contract-warehousing operations include light assembly or kitting operations. Menlo Worldwide Logistics’ ability to link these systems with its customers’ internal enterprise resource-planning systems is intended to provide customers with improved visibility to their supply chains. Compensation from Menlo Worldwide Logistics’ customers takes different forms, including cost-plus, gain-sharing, transactional, fixed-dollar and consulting-fee arrangements.

Menlo Worldwide Logistics provides its services using a customer- or project-based approach when the supply-chain solution requires customer-specific transportation management, single-client warehouses, and/or single-customer technological solutions. However, Menlo Worldwide Logistics increasingly utilizes a shared-resource, process-based approach that leverages a centralized transportation-management group, uses multi-client warehouses and creates technological solutions to benefit multiple customers. This approach allows Menlo Worldwide Logistics to provide scalable services to a growing number of customers. Menlo Worldwide Logistics began increasing its focus on a shared-resource, process-based approach in 2005, when it segmented its business based on customer type. The industry-focused groups leverage the capabilities of personnel, systems and solutions throughout the organization to give customers expertise in specific automotive, high-tech, government and consumer-products sectors.

Although Menlo Worldwide Logistics’ client base includes a growing number of customers, four customers collectively accounted for 41.1% of the revenue reported for the Logistics reporting segment in 2008, and each had a Standard & Poor’s investment-grade credit rating. In 2008, Menlo Worldwide Logistics’ largest customer accounted for 4.3% of the consolidated revenue of Con-way.

Expansion in Asia

In September 2007, Menlo Worldwide (“MW”) acquired the outstanding common shares of Cougar Holdings Pte Ltd., and its primary subsidiary, Cougar Express Logistics (collectively, “Cougar Logistics”). Cougar Logistics is a warehousing, logistics, distribution-management and freight-forwarding company headquartered in Singapore.

In October 2007, MW acquired the outstanding common shares of Chic Holdings, Ltd. and its wholly owned subsidiaries, Shanghai Chic Logistics Co. Ltd. and Shanghai Chic Supply Chain Management Co. Ltd. (collectively, “Chic Logistics”). Chic Logistics is a provider of logistics and transportation-management services in China.

The acquisitions expand Menlo Worldwide Logistics’ operations in the important Asia-Pacific region and position Menlo Worldwide Logistics to capitalize on anticipated future growth in China’s domestic economy.

Integration of Former Freight Segment Businesses

In recent years, Menlo Worldwide Logistics has integrated into its operations two supply-chain management businesses that were previously reported in the Freight reporting segment. In the second quarter of 2005, Menlo Worldwide Logistics integrated the former Con-Way Logistics business and, in January 2007, Menlo Worldwide Logistics integrated the truckload-brokerage business. The integration of Con-Way Logistics expanded its multi-client warehousing service model to Menlo Worldwide Logistics’ larger warehouse network. The integration of the truckload-brokerage business expanded logistics-services opportunities through access to truckload-brokerage customers and leveraged the shared expertise of the logistics and truckload-brokerage professionals. In August 2008, Con-way launched Con-way Multimodal to expand its brokerage services and succeed its former brokerage business. In addition to truckload brokerage, Con-way Multimodal also provides third-party brokerage services for various other transportation modes, including rail, flatbed, heavy-haul, less-than-truckload and intermodal freight transportation.

Competition

Competitors in the contract-logistics market are numerous and include domestic and foreign logistics companies, the logistics arms of integrated transportation companies and contract manufacturers. However, Menlo Worldwide Logistics primarily competes against a limited number of major competitors that have resources sufficient to provide services under large logistics contracts. Competition for projects is generally based on price and the ability to rapidly implement technology-based transportation and logistics solutions.

Truckload

The Truckload segment consists of the operating results of the Con-way Truckload business unit. Con-way Truckload provides asset-based, long-haul, full-truckload services throughout North America. On August 23, 2007, Con-way acquired the outstanding common shares of Transportation Resources, Inc. (“TRI”). TRI is the holding company for Contract Freighters, Inc. and other affiliated companies (collectively, “CFI”). Following the acquisition of CFI, the operating results of CFI are reported with the operating results of Con-way’s former truckload operation in the Truckload reporting segment. In September 2007, Con-way integrated the former truckload operation with the CFI business unit. The name of the CFI business unit was changed to Con-way Truckload in January 2008.

The acquisition provides growth opportunities and an expanded service portfolio. In particular, Con-way Truckload offers “through-trailer” service into and out of Mexico through all major gateways in Texas, Arizona and California. This service, which eliminates the need for transfer and/or storage fees at the border, translates into faster delivery, reduced transportation costs and better product protection and security for customers doing business internationally. This service typically involves equipment-interchange operations with various Mexican motor carriers. For a shipment with an origin or destination in Mexico, Con-way Truckload provides transportation for the domestic portion of the freight move, and the Mexican carrier provides the pick-up, linehaul and delivery services within Mexico.

Con-way Truckload offers dry-van transportation services using a fleet of long-haul tractors and trailers. Con-way Truckload provides point-to-point service using single drivers as well as two-person driver teams over long-haul routes, with each trailer containing only one customer’s goods. This origin-to-destination freight movement limits intermediate handling and is not dependent on the same network of locations utilized by LTL carriers.

Competition

The truckload market is fragmented with numerous carriers of varying sizes. Principal competitors of Con-way Truckload include other truckload carriers, logistics providers, railroads, private fleets, and to a lesser extent, LTL carriers. Competition is based on freight rates, service, reliability, transit times, and driver and equipment availability.

Vector

Vector SCM, LLC (“Vector”) was a joint venture formed with General Motors (“GM”) in 2000 for the purpose of providing logistics management services on a global basis for GM, and for customers in addition to GM. Although Con-way owned a majority interest in Vector, Con-way’s portion of Vector’s operating results were reported as an equity-method investment based on GM’s ability to control certain operating decisions.

In June 2006, GM exercised its right to purchase Con-way’s membership interest in Vector. In December 2006, an independent financial advisor established a fair value for Vector, and accordingly, Con-way recognized a $41.0 million sale-related gain in 2006, as more fully discussed in Note 5, “Sale of Unconsolidated Joint Venture,” of Item 8, “Financial Statements and Supplementary Data.”

Other

The Other reporting segment consists of the operating results of Road Systems, a trailer manufacturer, and certain corporate activities for which the related income or expense has not been allocated to other reporting segments, including results related to corporate re-insurance activities and corporate properties. Road Systems primarily manufactures and refurbishes trailers for Con-way Freight and Con-way Truckload.

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

For more information, refer to Note 4, “Discontinued Operations,” and Note 14, “Commitments and Contingencies,” of Item 8, “Financial Statements and Supplementary Data.”

General

Employees

At December 31, 2008, Con-way had approximately 26,600 regular full-time employees. The approximate number of regular full-time employees by segment was as follows: Freight, 16,600; Logistics, 4,900; Truckload, 4,000; and Other, 1,100. The 1,100 employees included in the Other segment consist primarily of executive, technology, and administrative positions that support Con-way’s operating subsidiaries.

Con-way’s business units utilize other sources of labor that provide flexibility in responding to varying levels of economic activity and customer demand. In addition to regular full-time employees, Con-way Freight employs associate, supplemental or part-time employees, while Menlo Worldwide Logistics utilizes non-employee, contract labor, primarily related to its warehouse-management services.

Cyclicality and Seasonality

Con-way’s operations are affected, in large part, by conditions in the cyclical markets of its customers and on the U.S. and global economies, as more fully discussed in Item 1A, “Risk Factors.”

Con-way’s operating results are also affected by seasonal fluctuations that change demand for transportation services. In the Freight segment, the months of September, October and November typically have the highest business levels while the months of December, January and February usually have the lowest business levels. In the Truckload segment, the months of September and October typically have the highest business levels while the months of December, January and February usually have the lowest business levels.

Price and Availability of Fuel

Con-way is exposed to the effects of changes in the price and availability of diesel fuel, as more fully discussed in Item 1A, “Risk Factors.”

Regulation

Ground Transportation

The motor-carrier industry is subject to federal regulation by the Federal Motor Carrier Safety Administration (“FMCSA”), the Pipeline and Hazardous Materials Safety Agency (“PHMSA”), and the Surface Transportation Board (“STB”), which are units of the U.S. Department of Transportation (“DOT”). The FMCSA promulgates and enforces comprehensive trucking safety regulations and performs certain functions relating to motor-carrier registration, cargo and liability insurance, extension of credit to motor-carrier customers, and leasing of equipment by motor carriers from owner-operators. The PHMSA promulgates and enforces regulations regarding the transportation of hazardous materials. The STB has authority to resolve certain types of pricing disputes and authorize certain types of intercarrier agreements.

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

In November 2008, the FMCSA made the interim regulations governing hours of service (“HOS”) for commercial truck drivers a final rule. The rule preserved existing HOS regulations that established the maximum number of hours that a commercial truck driver may work. Several advocacy groups have challenged the rule. Given the uncertainty in the status of the HOS rules, Con-way cannot predict whether the current rules will remain intact or whether the rules as finally adopted will materially affect its operations.

Environmental

Con-way’s operations involve the storage, handling and use of diesel fuel and other hazardous substances. Con-way is subject to laws and regulations that (1) govern activities or operations that may have adverse environmental effects such as discharges to air and water, and the handling and disposal practices for solid and hazardous waste, and (2) impose liability for the costs of cleaning up, and certain damages resulting from sites of past spills, disposals, or other releases of hazardous materials. Environmental liabilities relating to Con-way’s properties may be imposed regardless of whether Con-way leases or owns the properties in question and regardless of whether such environmental conditions were created by Con-way or by a prior owner or tenant, and also may be imposed with respect to properties that Con-way may have owned or leased in the past. Con-way has provided for its estimate of remediation costs at these sites.

Homeland Security

Con-way is subject to compliance with various cargo-security and transportation regulations issued by the Department of Homeland Security (“DHS”), including regulation by the Transportation Security Administration (“TSA”) and the Bureau of Customs and Border Protection (“CBP”). Con-way believes that it will be able to comply with currently proposed DHS, TSA and CBP rules affecting cargo security requirements for the transportation of both domestic and international shipments.

ITEM 1A.	RISK FACTORS

From time to time, Con-way makes “forward-looking statements” in an effort to inform its shareholders and the public about its businesses. Forward-looking statements generally relate to future events, anticipated results or operational aspects. These statements are not predictions or guarantees of future performance, circumstances or events as they are based on the facts and circumstances known to Con-way as of the date the statements are made. Item 7, “Management’s Discussion and Analysis — Forward-Looking Statements,” identifies the type of statements that are forward-looking. Various factors may cause actual results to differ materially from those discussed in such forward-looking statements.

Described below are those factors that Con-way considers to be most significant to its businesses. Although Con-way believes it has identified and discussed below the primary risks affecting its businesses, there may be additional factors that are not presently known or that are not currently believed to be significant that may adversely affect Con-way’s future financial condition, results of operations or cash flows.

Business Interruption

Con-way and its business units rely on a centralized shared-service facility for the performance of shared administrative and technology services in the conduct of their businesses. Con-way’s computer facilities and its administrative and technology employees are located at the shared-service facility.

Con-way is dependent on its automated systems and technology to operate its businesses and to increase employee productivity. Although Con-way maintains backup systems and has disaster-recovery processes and procedures in place, a sustained interruption in the operation of these facilities, whether due to terrorist activities, earthquakes, floods, transition to upgraded or replacement technology or any other reason, could have a material adverse effect on Con-way.

Capital Intensity

Con-way’s primary businesses are capital-intensive. Con-way Freight and Con-way Truckload make significant investments in revenue equipment and Con-way Freight also makes significant investments in freight service centers. The amount and timing of capital investments depend on various factors, including anticipated volume levels, and the price and availability of appropriate-use property for service centers and newly manufactured tractors and diesel engines, which are subject to restrictive Environmental Protection Agency engine-design requirements. If anticipated service-center and/or fleet requirements differ materially from actual requirements, Con-way’s capital-intensive business units may have too much or too little capacity. Con-way attempts to mitigate the risk associated with too much or too little revenue equipment capacity by adjusting capital expenditures and by utilizing short-term equipment rentals in order to match capacity with business volumes. Con-way’s investments in revenue equipment and freight service centers depend on its ability to generate cash flow from operations and its access to debt and equity capital markets. A decline in the availability of these funding sources could adversely affect Con-way.

Capital Markets

The global capital markets have been experiencing significant disruption and volatility over the past year as evidenced by a lack of liquidity in the debt markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and failure of certain major financial institutions. Such market disruptions may increase Con-way’s cost of borrowing or affect its ability to access debt and equity capital markets. Market conditions may affect Con-way’s ability to refinance indebtedness as and when it becomes due. In addition, changes in Con-way’s credit ratings could adversely affect its ability and cost to borrow funds. Con-way is unable to predict the effect the uncertainty in the capital markets may have on its financial condition, results of operations or cash flows.

Customer Concentration

Menlo Worldwide Logistics and many of its competitors in the logistics industry segment are subject to risk related to customer concentration because of the relative importance of their largest customers and the increased ability of those customers to influence pricing and other contract terms. Although Menlo Worldwide Logistics strives to broaden and diversify its customer base, a significant portion of its revenue is derived from a relatively small number of customers, as more fully discussed in Item 1, “Business.” Consequently, a significant loss of business from, or adverse performance by, any of Menlo Worldwide Logistics’ major customers, may have a material adverse effect on Con-way’s financial condition, results of operations and cash flows. Similarly, the renegotiation of major customer contracts may also have an adverse effect on Con-way.

Cyclicality

Con-way’s operating results are affected, in large part, by conditions in the cyclical markets of its customers and on the U.S. and global economies. While economic conditions affect most companies, the transportation industry is cyclical and susceptible to trends in economic activity. When individuals and companies purchase and produce fewer goods, Con-way’s businesses transport fewer goods. In addition, Con-way Freight and Con-way Truckload are capital-intensive and Con-way Freight has a relatively high fixed-cost structure that is difficult to adjust to match shifting volume levels. Accordingly, any sustained weakness in demand or continued downturn or uncertainty in the economy generally would have an adverse effect on Con-way.

Employee Benefit Costs

Con-way maintains health-care plans, defined benefit pension plans and defined contribution retirement plans, and also provides certain other benefits to its employees. In recent years, health-care costs have risen dramatically. Lower interest rates and/or lower returns on plan assets may cause increases in the expense of, and funding requirements for, Con-way’s defined benefit pension plans. Con-way amended its retirement benefit plans in 2006 and the resulting plan changes are generally expected to decrease the future financial-statement effect associated with the defined benefit pension plans and to increase the future financial-statement effect associated with the defined contribution retirement plans. Despite the changes to the retirement benefit plans, Con-way remains subject to volatility associated with interest rates, returns on plan assets, and funding requirements. As a result, Con-way is unable to predict the effect of continuing to provide these benefits to employees.

Employees

The workforce of Con-way and its subsidiaries is not affiliated with labor unions. Con-way believes that the non-unionized operations of its business units have advantages over comparable unionized competitors in providing reliable and cost-competitive customer services, including greater efficiency and flexibility. If current legislation, known as the Employee Free Choice Act, is passed by the United States Congress, it would, among other things, revise unionization procedures. There can be no assurance that Con-way’s business units will be able to maintain their non-unionized status.

Con-way hires drivers primarily for Con-way Freight and Con-way Truckload. There is significant competition for qualified drivers in the transportation industry. As a result of driver shortages, these business units may be required to increase driver compensation and benefits, or face difficulty meeting customer demands, all of which could adversely affect Con-way.

Government Regulation

Con-way is subject to compliance with many laws and regulations that apply to its business activities. These include regulations related to driver hours-of-service limitations, labor-organizing activities, stricter cargo-security requirements, tax laws and environmental matters, including potential limits on carbon emissions under climate-change legislation. Con-way is not able to accurately predict how new governmental laws and regulations, or changes to existing laws and regulations, will affect the transportation industry generally, or Con-way in particular. Although government regulation that affects Con-way and its competitors may simply result in higher costs that can be passed to customers with no adverse consequences, there can be no assurance that this will be the case. As a result, Con-way believes that any additional measures that may be required by future laws and regulations or changes to existing laws and regulations could result in additional costs and could have an adverse effect on Con-way.

Price and Availability of Fuel

Con-way is subject to risks associated with the availability and price of fuel, which are subject to political, economic and market factors that are outside of Con-way’s control.

Con-way would be adversely affected by an inability to obtain fuel in the future. Although historically Con-way has been able to obtain fuel from various sources and in the desired quantities, there can no assurance that this will continue to be the case in the future.

Con-way may also be adversely affected by the timing and degree of fluctuations in fuel prices. Currently, Con-way’s business units have fuel-surcharge revenue programs or cost-recovery mechanisms in place with a majority of customers. Con-way Freight and Con-way Truckload maintain fuel-surcharge programs designed to offset or mitigate the adverse effect of rising fuel prices. Menlo Worldwide Logistics has cost-recovery mechanisms incorporated into most of its customer contracts under which it recognizes fuel-surcharge revenue designed to eliminate the adverse effect of rising fuel prices on purchased transportation.

Although Con-way Freight’s competitors in the less-than-truckload (“LTL”) market also impose fuel surcharges, there is no LTL industry-standard fuel-surcharge formula. Con-way Freight’s fuel-surcharge program, which is based on a published national index, constitutes only part of Con-way Freight’s overall rate structure. Con-way Freight generally refers to “base freight rates” as the collective pricing elements that exclude fuel surcharges. Accordingly, changes to base freight rates reflect numerous factors such as length of haul, freight class and weight per shipment, as well as customer-negotiated adjustments. Ultimately, the total amount that Con-way Freight can charge for its services is determined by competitive pricing pressures and market factors.

Historically, its fuel-surcharge program has enabled Con-way Freight to more than recover increases in fuel costs and fuel-related increases in purchased transportation. As a result, Con-way Freight may be adversely affected if fuel prices fall and the resulting decrease in fuel-surcharge revenue is not offset by an equivalent increase in base freight-rate revenue. Although lower fuel surcharges may improve Con-way Freight’s ability to increase the freight rates that it would otherwise charge, there can be no assurance in this regard. Con-way Freight may also be adversely affected if fuel prices increase or if fuel prices return to historically high levels. Customers faced with fuel-related increases in transportation costs often seek to negotiate lower rates through reductions in the base rates and/or limitations on the fuel surcharges charged by Con-way Freight, which adversely affect Con-way Freight’s ability to offset higher fuel costs with higher revenue.

Con-way Truckload’s fuel-surcharge program mitigates the effect of rising fuel prices but does not always result in Con-way Truckload fully recovering the increase in its cost of fuel. In part, this is due to fuel costs that cannot be billed to customers, including costs such as those incurred in connection with empty and out-of-route miles or when engines are being idled during cold or warm weather. As with the LTL industry, there is no truckload industry-standard fuel-surcharge formula.

Con-way would be adversely affected if, due to competitive and market factors, its business units are unable to continue their current fuel-surcharge programs and/or cost-recovery mechanisms. In addition, there can be no assurance that the programs and/or mechanisms utilized by Con-way Freight and Menlo Worldwide Logistics, as currently maintained or as modified in the future, will be sufficiently effective to offset increases in the price of fuel, or that the programs maintained by Con-way Truckload will enable Con-way Truckload to sufficiently minimize its exposure to fuel-related cost increases.

Other Factors

In addition to the risks identified above, Con-way’s annual and quarterly operating results are affected by a number of business, economic, regulatory and competitive factors, including:

•	increasing competition and pricing pressure;

•	the creditworthiness of Con-way’s customers and their ability to pay for services rendered;

•	the effect of litigation, including the allegation that Con-way engaged in price-fixing of fuel surcharges in violation of Federal antitrust laws;

•	the effects of the cessation of the air-carrier operations of EWA;

•	the possibility that Con-way may, from time to time, be required to record impairment charges for goodwill, intangible assets, and other long-lived assets;

•	the possibility of defaults under Con-way’s $400 million credit agreement and other debt instruments (including without limitation defaults resulting from unusual charges);

•	labor matters, including labor-organizing activities, work stoppages or strikes; and

•	matters relating to Con-way’s 1996 spin-off of CFC, including the possibility that CFC’s multi-employer pension plans may assert claims against Con-way and that Con-way may not prevail in those proceedings.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Con-way believes that its facilities are suitable and adequate, that they are being appropriately utilized and that they have sufficient capacity to meet current operational needs. Management continuously reviews anticipated requirements for facilities and may acquire additional facilities and/or dispose of existing facilities as appropriate.

Freight

At December 31, 2008, Con-way Freight operated 290 freight service centers, of which 149 were owned and 141 were leased. The service centers are strategically located to cover the geographic areas served by Con-way Freight and represent physical buildings and real property with dock, office and/or shop space. These facilities do not include meet-and-turn points, which generally represent small owned or leased real property with no physical structures. Con-way Freight owns only 51% of its service centers and these locations account for 70% of its door capacity. The total number of trucks, tractors and trailers utilized by Con-way Freight at December 31, 2008 was approximately 34,900. The headquarters for Con-way Freight are located in Ann Arbor, Michigan.

In November 2008, Con-way Freight completed a major network re-engineering as discussed more fully in Note 3, “Restructuring Activities,” of Item 8, “Financial Statements and Supplementary Data.” The re-engineering involved the closure of approximately 40 service centers, with shipment volumes from closing locations redistributed and balanced among more than 100 nearby service centers.

Logistics

At December 31, 2008, Menlo Worldwide Logistics operated 68 warehouses in North America, of which 46 were leased by Menlo Worldwide Logistics and 22 were leased or owned by clients of Menlo Worldwide Logistics. Outside of North America, Menlo Worldwide Logistics operated an additional 61 warehouses, of which 52 were leased by Menlo Worldwide Logistics and 9 were leased or owned by clients. At December 31, 2008, Menlo Worldwide Logistics owned and operated 263 trucks, tractors and trailers. The headquarters for Menlo Worldwide Logistics are located in San Mateo, California.

Truckload

At December 31, 2008, Con-way Truckload operated five owned terminals that are strategically located to provide customers with efficient service. All five terminals have bulk fuel and tractor and trailer parking. Two terminals are equipped with wash bay facilities and two terminals have maintenance facilities. In addition to the five owned terminals, Con-way Truckload also utilizes various drop yards for temporary trailer storage throughout the United States. At December 31, 2008, Con-way Truckload owned and operated approximately 2,900 tractors and 8,200 trailers. The headquarters for Con-way Truckload are located in Joplin, Missouri.

Other

Principal properties of the Other segment included Con-way’s leased executive offices in San Mateo, California and its owned shared-services center in Portland, Oregon. Road Systems owns and operates a manufacturing facility in Searcy, Arkansas.

ITEM 3.	LEGAL PROCEEDINGS

Con-way, along with other companies engaged in the LTL trucking business, was named as a defendant in a purported class-action lawsuit filed on July 30, 2007 in the United States District Court for the Southern District of California. The named plaintiffs, Farm Water Technological Services Inc. d/b/a Water Tech. and C.B.J.T. d/b/a Agricultural Supply, allege that the defendants have conspired to fix fuel surcharges for LTL shipments in violation of Federal antitrust laws and are seeking treble damages, injunctive relief, attorneys’ fees and costs. After this lawsuit was filed, approximately 50 similar lawsuits were filed by other plaintiffs in various federal district courts, naming as defendants Con-way or Con-way Freight (or both), as well as other companies engaged in the LTL trucking business. In December 2007, these cases were consolidated for litigation in the Federal District Court for the Northern District of Georgia in Atlanta. Defendants filed a joint motion to dismiss plaintiffs’ complaint on the basis that the complaint did not state facts sufficient to support their claims. Defendants’ motion was granted on January 28, 2009. Plaintiffs have until March 16, 2009 to file an amended complaint in an attempt to assert a valid claim for antitrust violations.

Certain legal proceedings of Con-way are also discussed in Note 4, “Discontinued Operations,” and Note 14, “Commitments and Contingencies,” of Item 8, “Financial Statements and Supplementary Data.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Con-way did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Con-way, their ages at December 31, 2008, and their applicable business experience are as follows:

Douglas W. Stotlar, 48, president and chief executive officer of Con-way. Mr. Stotlar was named to his current position in April 2005. He previously served as president and chief executive officer of Con-way Freight and senior vice president of Con-way, a position he held since December 2004. Prior to this, he served as executive vice president and chief operating officer of Con-way Freight, a position he held since June 2002. From 1999 to 2002, he was executive vice president of operations for Con-way Freight. Prior to joining Con-way Freight’s corporate office, Mr. Stotlar served as vice president and general manager of Con-way’s expediting business. Mr. Stotlar joined Con-way Freight in 1985 as a freight operations supervisor. He subsequently advanced to management posts in Columbus, Ohio, and Fort Wayne, Indiana, where he was named regional manager. Mr. Stotlar earned his bachelor’s degree in transportation and logistics from The Ohio State University.

Stephen L. Bruffett, 44, senior vice president and chief financial officer of Con-way. Mr. Bruffett was named to his current position in September 2008, when he joined Con-way. Mr. Bruffett started his trucking industry career in 1992 as director of finance of American Freightways. Six years later he joined YRC Worldwide, as director of financial planning and analysis. Over the next ten years he advanced through a series of positions with increasing responsibility, including management roles in finance and accounting, operations, investor relations, sales and marketing. In 2007, he was named YRC Worldwide’s chief financial officer. Mr. Bruffett earned his bachelor’s degree in finance and banking from the University of Arkansas and holds a master’s degree in business administration from the University of Texas.

Jennifer W. Pileggi, 44, senior vice president, general counsel and corporate secretary of Con-way. Ms. Pileggi was named to her current position in December 2004. Ms. Pileggi joined Menlo Worldwide Logistics in 1996 as corporate counsel and was promoted to vice president in 1999. Ms. Pileggi is a graduate of Yale University and New York University School of Law, where she achieved a juris doctorate degree. Ms. Pileggi is a member of the American Bar Association and the California State Bar Association.

Robert L. Bianco Jr., 44, president of Menlo Worldwide Logistics and senior vice president of Con-way. Mr. Bianco was named senior vice president of Con-way in June 2005 and has served as the president of Menlo Worldwide Logistics since December 2001. He joined Con-way in 1989 as a management trainee and joined Menlo Worldwide Logistics in 1992 as a logistics manager. He subsequently advanced to vice president of operations for Menlo Worldwide Logistics in 1997. He earned a bachelor’s degree in history from the University of California at Santa Barbara, and a master’s degree from the University of San Francisco.

John G. Labrie, 42, president of Con-way Freight and senior vice president of Con-way. Prior to being named president of Con-way Freight in July 2007, Mr. Labrie was senior vice president of strategy and enterprise operations for Con-way. He previously served as executive vice president of operations for Con-way Freight, a position he held since January 2005. Prior to this, he served as president and chief executive officer for Con-way Freight-Western, a position he held since June 2002. From May 1998 to June 2002, he was vice president of operations for Con-way Freight-Western. He joined Con-way Freight in 1990 as a sales account manager. Mr. Labrie earned his bachelor’s degree in finance from Central Michigan University. He holds a master’s degree in business administration from Indiana Wesleyan University.

Herbert J. Schmidt, 53, president of Con-way Truckload and senior vice president of Con-way. Mr. Schmidt joined Con-way in August 2007 when Con-way acquired CFI. Mr. Schmidt was named president of CFI in 2000. After joining CFI in 1984, he gained experience in the positions of vice president of administration, vice president of safety, senior vice president of operations, and senior vice president of sales and marketing. Mr. Schmidt began his career in the transportation industry with United Parcel Service in operations and industrial engineering. Mr. Schmidt graduated from Missouri Southern State University with a bachelor’s degree in political science.

Kevin S. Coel, 50, vice president and corporate controller of Con-way. Mr. Coel joined Con-way in 1990 as Con-way’s corporate accounting manager. In 2000, he was named corporate controller, and in 2002, was promoted to vice president. Mr. Coel holds a bachelor’s degree in economics from the University of California at Davis and a master’s degree in business administration from San Jose State University. Mr. Coel is also a member of the American Institute of CPAs.

Leslie P. Lundberg, 51, vice president, human resources of Con-way. Ms. Lundberg joined Con-way in February 2006. Prior to joining Con-way, Ms. Lundberg was the executive director of compensation, benefits and human resource information systems for a division of Sun Microsystems, a position she held since 2003. Ms. Lundberg holds a bachelor’s degree in industrial psychology from the University of California, Berkeley, and a master’s degree in industrial labor relations from the University of Wisconsin, Madison.

Kevin C. Schick, 57, vice president, operational accounting of Con-way. Mr. Schick was named to his current position in August 2008. Mr. Schick served as Con-way’s chief financial officer from March 2005 until the time he assumed his current position. He previously served as vice president and controller of Con-way Freight, a position he held since 1989. Mr. Schick joined Con-way Freight in 1983 as controller for Con-way Freight-Central. Mr. Schick earned his bachelor’s degree in finance from Marquette University and a master’s degree in business administration from Northwestern University.

Mark C. Thickpenny, 56, vice president and treasurer of Con-way. Mr. Thickpenny joined Con-way in 1995 as treasury manager. In 1997, he was named director and assistant treasurer, and in 2000 was promoted to vice president and treasurer. Mr. Thickpenny holds a bachelor’s degree in business administration from the University of Notre Dame and a master’s degree in business administration from the University of Chicago Graduate School of Business.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Con-way’s common stock is listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “CNW.”

See Note 16, “Quarterly Financial Data,” of Item 8, “Financial Statements and Supplementary Data” for the range of common stock prices as reported on the NYSE and common stock dividends paid for each of the quarters in 2008 and 2007. At January 31, 2009, Con-way had 7,004 common shareholders of record.

Performance Graph

The following performance graph compares Con-way’s five-year cumulative return (assuming an initial investment of $100 and reinvestment of dividends), with the S&P Midcap 400 and Dow Jones Transportation average.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN*
Con-way Inc., S&P Midcap 400 Index, Dow Jones Transportation Average

Cumulative Total Return

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Con-way Inc.	$100.0	$149.4	$168.0	$133.4	$126.9	$82.1
S&P Midcap 400	$100.0	$115.2	$128.1	$139.6	$149.0	$93.4
DJ Transportation Average	$100.0	$126.3	$139.5	$151.6	$152.0	$117.6

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2008, regarding compensation plans under which securities of Con-way are authorized for issuance.

Equity Compensation Plan Information

Number of Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted-average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding
	Options, Warrants	Options, Warrants	Securities Reflected
	and Rights	and Rights	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,028,593	$43.94	4,519,290
Equity compensation plans not approved by security holders	—	—	—

Total	2,028,593	$43.94	4,519,290

ITEM 6.	SELECTED FINANCIAL DATA

The following table includes selected financial and operating data for Con-way as of and for the five years ended December 31, 2008. This information should be read in conjunction with Item 7, “Management’s Discussion and Analysis,” and Item 8, “Financial Statements and Supplementary Data.”

Con-way Inc.
Five-Year Financial Summary

	2008	2007(a)	2006	2005	2004
	(Dollars in thousands except per share data)

Operating Results
Revenues	$5,036,817	$4,387,363	$4,221,478	$4,115,575	$3,658,564
Operating Income(b)	192,622	264,453	401,828	370,946	284,332
Income from Continuing Operations Before Income Tax Provision	134,917	242,646	392,309	352,356	248,775
Net Income from Continuing Operations Available to Common Shareholders(c)	58,635	146,815	265,177	222,647	143,432
Net Income (Loss) Applicable to Common Shareholders(c)(d)	66,961	145,952	258,978	214,034	(126,094)
Per Common Share
Basic Earnings (Loss)
Net Income from Continuing Operations	$1.29	$3.24	$5.42	$4.27	$2.84
Net Income (Loss) Applicable to Common Shareholders	1.47	3.22	5.29	4.10	(2.50)
Diluted Earnings (Loss)
Net Income from Continuing Operations	1.23	3.06	5.09	3.98	2.59
Net Income (Loss) Applicable to Common Shareholders	1.40	3.04	4.98	3.83	(2.18)
Cash Dividends	0.40	0.40	0.40	0.40	0.40
Common Shareholders’ Equity	12.13	18.68	14.65	16.09	13.46
Market Price
High	55.00	57.81	61.87	59.79	50.96
Low	20.03	38.05	42.09	41.38	30.50
Weighted-Average Common Shares Outstanding
Basic	45,427,317	45,318,740	48,962,382	52,192,539	50,455,006
Diluted	48,619,292	48,327,784	52,280,341	56,213,049	56,452,629
Financial Position
Cash and cash equivalents	$278,253	$176,298	$260,039	$514,275	$346,581
Total assets	3,071,707	3,009,308	2,291,042	2,451,399	2,469,357
Long-term debt and guarantees	926,224	955,722	557,723	581,469	601,344
Other Data at Year-End
Number of shareholders	7,016	7,410	7,041	7,204	7,435
Approximate number of regular full-time employees	26,600	27,100	21,800	21,700	20,600

(a)	Effective August 23, 2007, Con-way acquired Contract Freighters, Inc. and affiliated companies (collectively, “CFI”). Under purchase-method accounting, CFI’s operating results are included only for periods subsequent to the acquisition.

(b)	The comparability of Con-way’s consolidated operating income was affected by the following:

Accounting events:

•	Effective January 1, 2006, Con-way adopted SFAS 123R under the modified-prospective method. Prior-period financial statements have not been adjusted.

Unusual income or expense:

•	Restructuring charges of $23.9 million in 2008, related to a reorganization initiative, network re-engineering and workforce reduction at Con-way Freight.

•	Charges of $37.8 million in 2008 for the impairment of goodwill and other intangible assets, $4.9 million for the write-down of an acquisition receivable and $4.2 million for acquisition-related integration and other costs at Menlo Worldwide Logistics in 2008.

•	Restructuring charges of $13.2 million in 2007, related to a reorganization initiative at Con-way Freight.

•	Gain of $6.2 million in 2006 from the sale of assets related to Con-way Expedite.

•	Gain of $41.0 million in 2006 from the sale of Con-way’s membership interest in Vector.

(c)	The comparability of Con-way’s tax provision and net income was affected by the following:

•	Tax provision in 2008 reflects the non-deductible goodwill impairment charges and write-down of an acquisition-related receivable at Chic Logistics.

•	Tax benefits of $12.1 million in 2006 related to the settlement with the IRS of previous tax filings.

•	Tax benefits of $17.7 million in 2006 from the utilization of capital-loss carryforwards that offset tax of $2.9 million on the sale of Con-way Expedite and $14.8 million on the sale of Con-way’s membership interest in Vector.

•	Tax benefits of $7.8 million in 2005 related to the settlement with the IRS of previous tax filings.

(d)	Results in 2004 include a $276.3 million loss from discontinued operations related to the sale of MWF.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations (referred to as “Management’s Discussion and Analysis”) is intended to assist in a historical and prospective understanding of Con-way’s financial condition, results of operations and cash flows, including a discussion and analysis of the following:

•	Overview of Business

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	New Accounting Standards

•	Forward-Looking Statements

Overview of Business

Con-way provides transportation, logistics and supply-chain management services for a wide range of manufacturing, industrial and retail customers. Con-way’s business units operate in regional and transcontinental less-than-truckload and full-truckload freight transportation, contract logistics and supply-chain management, multimodal freight brokerage and trailer manufacturing. For financial reporting purposes, Con-way is divided into five reporting segments: Freight, Logistics, Truckload, Vector and Other.

Con-way’s primary business-unit results generally depend on the number, weight and distance of shipments transported, the prices received on those shipments or services and the mix of services provided to customers, as well as the fixed and variable costs incurred by Con-way in providing the services and the ability to manage those costs under changing circumstances. Con-way’s primary business units are affected by the timing and degree of fluctuations in fuel prices and their ability to recover incremental fuel costs through fuel-surcharge programs and/or cost-recovery mechanisms.

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

Continuing Operations

	2008	2007	2006
	(Dollars in thousands except per share amounts)

Revenues	$5,036,817	$4,387,363	$4,221,478

Operating income	$192,622	$264,453	$401,828
Other expense	57,705	21,807	9,519

Income from continuing operations before income tax provision	134,917	242,646	392,309
Income tax provision	69,494	88,871	119,978

Income from continuing operations	65,423	153,775	272,331
Preferred stock dividends	6,788	6,960	7,154

Net income from continuing operations available to common shareholders	$58,635	$146,815	$265,177

Diluted earnings per share	$1.23	$3.06	$5.09
Operating margin	3.8%	6.0%	9.5%
Effective tax rate	51.5%	36.6%	30.6%

Overview — 2008 Compared to 2007

Con-way’s consolidated revenue of $5.0 billion in 2008 increased 14.8% from $4.4 billion in 2007 due largely to acquisition-related revenue increases from Truckload and Logistics, complemented by organic growth. Excluding revenue from the companies acquired in the second half of 2007, Con-way’s revenue in 2008 increased 5.8% due to increases at Freight and Logistics.

In 2008, consolidated operating income decreased 27.2% due primarily to lower operating income at Freight and an operating loss at Logistics, partially offset by higher operating income from Truckload. Lower operating income from Freight reflects increasingly adverse economic conditions and a competitive freight market, particularly in the second half of 2008, and includes expenses associated with restructuring activities. The operating loss at Logistics was due to asset impairment charges at one of its recently acquired companies. Increased operating income for Truckload was due to the acquisition of CFI. Excluding results from the acquired companies, Con-way’s operating income declined 21.9%.

As more fully discussed in Note 3, “Restructuring Activities,” of Item 8, “Financial Statements and Supplementary Data,” Con-way incurred expenses associated with restructuring activities and other costs of $26.5 million in 2008 and $14.7 million in 2007.

As more fully discussed in Note 2, “Acquisitions,” of Item 8, “Financial Statements and Supplementary Data,” Logistics recognized a $37.8 million charge for impairment of goodwill and other intangible assets related to Chic Logistics.

Non-operating expense increased $35.9 million due primarily to a $20.1 million increase in interest expense and a $13.3 million decline in investment income. Variations in interest expense and interest income were due primarily to acquisitions in the second half of 2007, which were financed with proceeds from new debt financing and the use of existing cash resources. Non-operating expense also reflects variations in foreign exchange transactions, which lowered comparative operating results by $1.8 million.

Con-way’s effective tax rate in 2008 was 51.5% compared to 36.6% in 2007. The tax provision in 2008 was adversely affected primarily by the non-deductible goodwill impairment charge and write-down of an acquisition-related receivable, and by lower income before income taxes, which increases the percentage effect of permanent and discrete items.

Con-way’s net income from continuing operations available to common shareholders in 2008 decreased 60.1% due primarily to lower operating income and higher non-operating expenses.

Overview — 2007 Compared to 2006

Con-way’s consolidated revenue of $4.4 billion in 2007 increased 3.9% from $4.2 billion in 2006 due primarily to the acquisition of CFI on August 23, 2007. Excluding the acquisition of CFI, Con-way’s 2007 revenues were essentially flat compared to 2006, reflecting higher revenues at Freight and a revenue decline at Logistics.

In 2007, Con-way’s consolidated operating income decreased 34.2% due largely to lower operating income from Freight and from Vector. Operating income at Freight decreased 26.8% due primarily to a higher-volume, lower-yield mix of revenue, higher employee expenses, and cost increases associated with a rebranding initiative and restructuring charges. In 2007, operating income included a $2.7 million loss for the write-off of a receivable related to the Vector sale, while 2006 operating income from Vector was $52.6 million, including a $41.0 million gain from the sale of Con-way’s membership interest in Vector.

Non-operating expense increased $12.3 million in 2007 due primarily to an $8.6 million increase in interest expense and a $5.8 million decline in investment income, partially offset by a $1.7 million increase in foreign exchange gains. Variations in interest expense and interest income were due primarily to acquisitions in the second half of 2007, which were financed with proceeds from new debt financing and the use of existing cash resources.

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

Con-way’s net income from continuing operations available to common shareholders in 2007 decreased 44.6%, reflecting lower operating income and higher non-operating expense. In the same period, Con-way’s diluted earnings per share from continuing operations decreased 39.9%, as lower net income was partially offset by the accretive effect of Con-way’s share repurchase program, which concluded in June 2007. Primarily as the result of share repurchases, Con-way’s average diluted shares outstanding declined to 48.3 million shares in 2007 from 52.3 million shares in 2006.

Reporting Segment Review

Freight

The table below compares operating results, operating margins, and the percentage change in selected operating statistics of the Freight reporting segment for the years ended December 31:

	2008	2007	2006
	(Dollars in thousands)

Summary of Operating Results
Revenues	$3,015,959	$2,904,543	$2,852,909
Operating Income	165,169	235,060	321,204
Operating Margin	5.5%	8.1%	11.3%

	2008 vs. 2007	2007 vs. 2006

Percentage Change in Selected Operating Statistics
Revenue per day	+5.7%	+2.8%
Weight per day	0.0	+3.3
Revenue per hundredweight (“yield”)	+5.7	(0.5)
Shipments per day (“volume”)	(2.9)	+4.5
Weight per shipment	+2.9	(1.2)

2008 Compared to 2007

The Freight segment’s revenue in 2008 increased 3.8% from 2007 due primarily to a 5.7% increase in yield and weight per day that was unchanged from 2007. Weight per day in 2008 reflects a 2.9% increase in weight per shipment and a 2.9% decline in shipments per day.

Yield increases in 2008 primarily reflect increases in fuel surcharges and average length of haul. Commensurate with higher transportation costs, shipments with longer lengths of haul generally have higher yields. Yields in both periods also reflect general rate increases. Con-way Freight implemented a general rate increase of 5.5% on January 28, 2008 compared to a 4.9% increase on March 19, 2007. These general rate increases were applied to customers with pricing governed by Con-way Freight’s standard tariff; however, the effects of the increases were diminished in part by the competitive pricing environment and a declining percentage of customers with pricing governed by Con-way Freight’s standard tariff. Yields in 2008 were also adversely affected by the increase in weight per shipment.

Excluding fuel surcharges, yield in 2008 increased 0.2%. Like other LTL carriers, Con-way Freight assesses many of its customers with a fuel surcharge. The fuel surcharge is intended to compensate Con-way Freight for higher fuel costs and fuel-related increases in purchased transportation. Fuel surcharges are only one part of the overall rate structure, and the total price received from customers is governed by market forces, as more fully discussed in Item 1A, “Risk Factors.” Freight’s fuel-surcharge revenue increased to 18.4% of revenue in 2008 from 13.5% in 2007.

Freight’s operating income in 2008 decreased 29.7% when compared to 2007. Operating income was adversely affected primarily by higher fuel and purchased transportation expense, which collectively rose more than revenue, and by increases in restructuring charges and other operating expenses, partially offset by lower re-branding expenses. In 2008, expenses for fuel and fuel-related taxes increased 28.0% due almost entirely to an increase in the cost of diesel fuel. During the same period, purchased transportation expense increased 22.0%, reflecting an increase in freight transported by third-party providers and fuel-related rate increases. Other operating expenses increased 7.6% reflecting increases in cargo-loss and damage expense, increased corporate allocations due to information-technology projects, increased expense for uncollectible accounts, and higher expenses for sales and marketing activities, including sales promotions and the use of consultants.

Expenses associated with Freight’s restructuring activities increased to $26.5 million in 2008 from $13.2 million in 2007. Freight’s restructuring activities are discussed more fully in Note 3, “Restructuring Activities,” of Item 8, “Financial Statements and Supplementary Data.”

Comparative operating results were affected by costs incurred under Freight’s re-branding initiative, which was completed in the second quarter of 2008. Under the initiative, Freight incurred $4.9 million of costs in 2008, compared to $14.3 million in 2007. The re-branding costs were for expenses related primarily to the conversion of tractors and trailers to the new Con-way graphic identity.

Operating results benefited from a 0.2% decline in expenses for salaries, wages and other employee benefits due primarily to a $39.1 million or 93.0% decrease in incentive compensation. Lower incentive compensation reflects variations in performance measures relative to incentive-plan targets. Base compensation increased 2.3% due primarily to wage and salary rate increases, and increases in over-time pay, partially offset by a lower average employee count. Employee benefits expense increased 1.9% due primarily to higher costs associated with workers’ compensation claims, partially offset by a decline in expenses for compensated absences. In both 2008 and 2007, expenses for compensated absences include non-recurring first-quarter adjustments for benefit plan changes associated with the business-transformation and operational-restructuring initiatives. Employee benefits expense in 2008 also reflects an $8.9 million increase in costs associated with long-term disability benefits that was offset by a decline in expense associated with a retiree-health savings plan.

Freight’s revenue and operating income trends in the second half of 2008 reflected increasingly adverse economic conditions and a competitive freight market. Revenue per day declined sequentially from July through December as declining economic output contributed to successive monthly declines in freight demand, which resulted in decreasing tonnage. Further, successive monthly declines in fuel prices contributed to decreasing fuel-surcharge revenue and yields. In current market conditions, the sequential monthly declines in fuel-surcharge revenue were not offset by equivalent increases in base freight-rate revenue. Since its fuel-surcharge program has historically enabled Con-way Freight to more than recover increases in fuel costs and fuel-related increases in purchased transportation, these declines in fuel-surcharge revenue have had an adverse effect on operating income. Primarily as a result of these conditions, fourth-quarter revenue in 2008 decreased 13.4% from the prior-year quarter. Excluding fourth-quarter restructuring charges of $21.3 million and $7.7 million in 2008 and 2007, respectively, Con-way Freight’s fourth-quarter operating income decreased 81.1% to $11.9 million in 2008 from $62.9 million in 2007.

2007 Compared to 2006

In 2007, Freight’s revenue increased 1.8%, reflecting increases at Con-way Freight that more than offset declines due to the sale of the expedited-shipping portion of its former Con-way Expedite and Brokerage business in July 2006 and to the transfer of the remaining truckload-brokerage operations out of Con-way Freight and into Menlo Worldwide Logistics in January 2007. Revenue per day for Con-way Freight increased 2.8% on a 3.3% increase in weight per day, partially offset by a 0.5% decline in yield. The 3.3% increase in weight per day was achieved through a 4.5% increase in shipments per day, partially offset by a 1.2% decline in weight per shipment. The increase in weight per day and volume of freight transported was achieved despite an increasingly price-sensitive and competitive freight market, due in part to targeted sales initiatives.

Yields declined in 2007 due primarily to lower pricing associated with new business generated under Con-way Freight’s sales initiatives and to an increasingly price-sensitive and competitive freight market that required defensive pricing for certain customer relationships, partially offset by the effect of higher fuel-surcharge revenue. Excluding fuel surcharges, yields in 2007 decreased 1.2%. In 2007, Con-way’s sales initiatives contributed to increased business levels from large customers who typically command lower rates on a higher quantity of freight. In 2007, Freight’s fuel-surcharge revenue increased to 13.5% of LTL revenue from 12.9% in 2006.

Freight’s operating income in 2007 decreased 26.8% due primarily to a higher-volume, lower-yield mix of revenue that required increased freight handling. Due largely to the change in the mix of revenue, expenses for salaries, wages and other employee benefits in 2007 increased 6.2% from the same period in 2006. Base compensation rose 6.7%, reflecting additional freight-handling requirements, wage and salary rate increases, and an increase in driver count during the period in response to increases in actual and anticipated freight volumes. Employee benefits expense increased 4.8% in 2007 due primarily to increased costs for compensated absences, which were due in part to a conversion from a sick-pay benefit to a paid-time-off benefit, which included $10.4 million of non-recurring expense in the first year of the plan. Incentive compensation increased $10.0 million or 31.4% based on variations in revenue, operating income and cargo loss and damage claims relative to incentive-plan targets.

In 2007, expenses for fuel and fuel-related taxes increased 10.2% from 2006 due to higher average diesel fuel prices and to increases in driver miles. During the same comparative periods, purchased transportation expense decreased 5.8% due to lower transportation requirements following the sale of the expedited-shipping portion of the former Con-way Expedite and Brokerage business and to the transfer of the remaining truckload-brokerage operations into Menlo Worldwide Logistics that more than offset increases at Con-way Freight.

Operating income was also negatively affected by costs incurred under Con-way’s re-branding initiative, operational restructuring charges and increases in vehicular self-insurance costs. Under Con-way’s re-branding initiative announced in April 2006, Freight incurred $14.3 million of costs in 2007 compared to $0.5 million in

2006. As more fully discussed in Note 3, “Restructuring Activities,” of Item 8, “Financial Statements and Supplementary Data,” Freight incurred $13.2 million in expense related to its operational restructuring in 2007. Vehicular self-insurance expense increased 24.2% in 2007, due primarily to an $8.0 million loss related to a significant claim in the second quarter of 2007.

Comparative operating results for the Freight segment reflect the sale of the expedited-shipping portion of its former Con-way Expedite and Brokerage business in July 2006. In connection with the sale, Con-way recognized a $6.2 million gain in 2006.

Logistics

The table below compares operating results and operating margins of the Logistics reporting segment. The table summarizes the segment’s revenue as well as net revenue (revenue less purchased transportation expenses). Carrier-management revenue is attributable to contracts for which Menlo Worldwide Logistics manages the transportation of freight but subcontracts to third parties the actual transportation and delivery of products, which Menlo Worldwide Logistics refers to as purchased transportation. Menlo Worldwide Logistics’ management places emphasis on net revenue as a meaningful measure of the relative importance of its principal services since revenue earned on most carrier-management services includes the third-party carriers’ charges to Menlo Worldwide Logistics for transporting the shipments.

	2008	2007	2006
	(Dollars in thousands)

Summary of Operating Results Revenues	$1,511,611	$1,297,056	$1,355,301
Purchased Transportation Expense	(1,001,775)	(851,366)	(963,044)

Net Revenues	509,836	445,690	392,257
Operating Income (Loss)	$(23,683)	$25,599	$25,649
Operating Margin on Revenues	(1.6)%	2.0%	1.9%
Operating Margin on Net Revenues	(4.6)%	5.7%	6.5%

2008 Compared to 2007

Logistics’ revenue in 2008 increased 16.5%, reflecting organic growth and the contribution from the acquisitions of Chic Logistics and Cougar Logistics in the second half of 2007. Logistics’ net revenue in 2008 increased 14.4% reflecting a 17.7% increase in purchased transportation expense.

Logistics’ operating loss of $23.7 million in 2008 was attributed to the companies acquired in the second half of 2007, including a $51.4 million operating loss at Chic Logistics and a $1.5 million loss at Cougar Logistics. The operating loss at Chic Logistics reflects charges of $31.8 million for goodwill impairment, $6.0 million for the impairment of a customer-relationship intangible asset, $4.9 million for the write-down of an acquisition-related receivable, and $4.2 million for integration and other costs. In addition, Chic Logistics’ operating loss reflects other factors that had detrimental effects on results, such as severe winter weather and flooding, earthquakes, and transportation constraints associated with the 2008 Beijing Olympics. The impairment charges at Chic Logistics reflect lower projected revenues (including reduced revenue from a significant customer), decreased actual and projected operating income, and a higher discount rate that reflects current economic and market conditions.

The following discussion of revenue, net revenue, operating income and percentage changes in expense categories excludes Chic Logistics and Cougar Logistics.

Logistics’ revenue in 2008 increased 11.2% due primarily to a 12.1% increase in revenue from carrier-management services and a 9.0% increase in revenue from warehouse-management services. Increased revenue from carrier-management services includes revenue from the Defense Transportation Coordination Initiative contract, as more fully discussed below. Logistics’ net revenue in 2008 increased 8.5% reflecting a 12.6% increase in purchased transportation expense, which resulted from higher carrier-management volumes and fuel surcharges.

Logistics’ operating income in 2008 increased 13.2%, reflecting improved margins on warehouse-management services partially offset by lower margins on carrier-management services. Improved margins were due in part to salaries, wages and other employee benefits expense that rose at a lower rate than revenue. Lower margins on carrier-management services reflect purchased transportation expense that increased at a higher rate than revenue. Salaries, wages and other employee benefits collectively increased 1.8%, reflecting increases in base compensation, partially offset by lower incentive compensation. Base compensation rose 5.4% due primarily to increased headcount and to a lesser extent, wage and salary rate increases. Incentive compensation decreased $6.7 million or 64.5% based on variations in performance measures relative to incentive-plan targets.

Other operating expenses, costs for rents and leases, and purchased labor expense increased due primarily to increased warehouse-management volumes associated with new customers and growth with existing customers. Other operating expenses increased 13.4% due primarily to increases in the use of professional services, cargo-loss and damage claims, facilities expenses and corporate allocations (primarily related to information-technology projects). In 2008, other operating expenses include two separate customer-specific charges that increased expenses for cargo-loss claims and uncollectible accounts. In 2008, expenses for rents and leases increased 22.9% and expenses for purchased labor increased 5.6%.

Menlo Worldwide Logistics provides contract-logistics services to the Department of Defense (“DOD”) in connection with the Defense Transportation Coordination Initiative (“DTCI”), a logistics program directed by the DOD. The contract has a three-year base period with an estimated $525 million in transportation expenditures. The contract may be extended to seven years. Implementation of the initiative is being rolled out over a 25-month period. The first distribution center began operations on March 31, 2008 and there were approximately one-quarter of the distribution centers operating as of December 31, 2008. The contract contributed revenue of $53.2 million in 2008; however, the contract did not have a significant effect on Logistics’ operating income.

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

Logistics’ operating income in 2007 was essentially flat as higher net revenue from carrier-management and warehouse-management services was almost equally offset by increases in salaries, wages and other employee benefits, other operating expenses, and expenses for rents and leases Expenses for salaries, wages and other employee benefits increased 16.5% in 2007 reflecting increases in base compensation and employee benefits. Base compensation rose 14.2% due primarily to growth in headcount and, to a lesser extent, wage and salary rate increases. Employee benefits expense increased 25.4% due principally from higher health-care benefits, which were affected by a large claim, and higher costs for retirement benefits. Other operating expense increased 17.6% due primarily to an increase in allocated corporate costs and self-insurance expense for cargo claims. Expenses for rents and leases increased 18.0% in 2007 as a result of warehouse customer space requirements and facilities expansion with existing customers as well as rent expense related to acquisitions.

Corporate administrative costs allocated to the Logistics segment in 2007 increased by $11.5 million due primarily to the allocation of costs associated with corporate information-technology personnel who were retained by Con-way following the sale of Vector to GM in December 2006. The associated costs of these employees were allocated to Vector prior to its sale, but were allocated to Logistics subsequent to the sale. The retained employees are utilized in providing information-technology services to GM for which Logistics was compensated, as more fully discussed in Note 5, “Sale of Unconsolidated Joint Venture,” of Item 8, “Financial Statements and Supplementary Data.” The retained employees are also utilized to provide services on other Menlo Worldwide Logistics’ information-technology initiatives.

In addition, 2007 operating income reflects a decline in costs incurred during the DTCI contract-bid process, as more fully discussed above. Costs incurred in connection with the contract decreased to $0.2 million in 2007 from $1.3 million in 2006.

Truckload

The following table compares revenues and operating income of the Truckload reporting segment:

	2008	2007	2006
	(Dollars in thousands)

Summary of Operating Results
Revenues	$505,201	$172,674	$7,145
Operating Income	52,395	8,803	2,267

Increased revenue and operating income at the Truckload reporting segment was due to the acquisition of CFI. For periods prior to the acquisition of CFI in August 2007, the operating results of the Truckload segment consist only of the pre-acquisition truckload business unit, which reported a loss of $10.0 million in 2007, including $1.5 million of costs incurred in the integration of the two truckload business units, as more fully discussed in Note 3, “Restructuring Activities,” of Item 8, “Financial Statements and Supplementary Data.”

In all periods presented, segment revenue is reported after the elimination of revenue recognized for truckload services provided by Con-way Truckload to Con-way Freight and Menlo Worldwide Logistics. Accordingly, the Truckload segment’s revenue is reported net of inter-segment revenue of $160.5 million in 2008, $87.0 million in 2007 and $71.1 million in 2006.

Vector

In December 2006, Con-way recognized the sale to GM of Con-way’s membership interest in Vector. The sale of Vector did not qualify as a discontinued operation due to its classification as an equity-method investment, and accordingly, Vector’s income or losses are reported in net income from continuing operations. In 2007, segment results reported from Con-way’s equity investment in Vector included a $2.7 million loss compared to income of $52.6 million in 2006. In 2007, the loss was due to the write-off of a receivable related to the Vector sale, while 2006 operating income from Vector included a $41.0 million gain from the sale of Con-way’s membership interest in Vector.

Vector’s operating results and Con-way’s sale of its membership interest in Vector are more fully discussed in Note 5, “Sale of Unconsolidated Joint Venture,” of Item 8, “Financial Statements and Supplementary Data.”

Other

The Other reporting segment consists of the operating results of Road Systems, a trailer manufacturer, and certain corporate activities for which the related income or expense has not been allocated to other reporting segments. Results in 2008 include expenses related to a variable executive-compensation plan that promotes synergistic inter-segment activities. The table below summarizes the operating results for the Other reporting segment:

	2008	2007	2006
	(Dollars in thousands)

Revenues
Road Systems	$4,046	$13,090	$6,123

Operating Income (Loss)
Road Systems	$775	$667	$1,215
Unallocated corporate operating income (loss)
Re-insurance activities	1,231	(480)	(705)
Corporate properties	(631)	(2,538)	(1,382)
Sales of non-operating assets	—	—	1,260
Variable executive compensation	(2,616)	—	—
Other	(18)	41	(279)

	$(1,259)	$(2,310)	$109

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

	2008	2007	2006
	(Dollars in thousands except per share amounts)

Discontinued Operations, net of tax
Loss from Discontinued Operations	$—	$—	$(1,929)
Gain (Loss) from Disposal	8,326	(863)	(4,270)

	$8,326	$(863)	$(6,199)

Earnings (Loss) per diluted share
Loss from Discontinued Operations	$—	$—	$(0.03)
Gain (Loss) from Disposal	0.17	(0.02)	(0.08)

	$0.17	$(0.02)	$(0.11)

Liquidity and Capital Resources

Cash and cash equivalents rose to $278.3 million at December 31, 2008 from $176.3 million at December 31, 2007, as $304.5 million provided by operating activities exceeded $172.9 million used in investing activities and $38.7 million used in financing activities. Cash provided by operating activities came primarily from net income before non-cash items while cash used in investing and financing activities primarily reflects capital expenditures and the repayment of debt, respectively.

	2008	2007	2006
	(Dollars in thousands)

Operating Activities
Net income	$73,749	$152,912	$266,132
Discontinued operations	(8,326)	863	6,199
Non-cash adjustments(1)	320,487	222,928	109,693

Net income before non-cash items	385,910	376,703	382,024
Changes in assets and liabilities	(81,424)	(2,830)	51,676
Net Cash Provided by Operating Activities	304,486	373,873	433,700

Net Cash Used in Investing Activities	(172,942)	(757,166)	(274,160)

Net Cash Provided by (Used in) Financing Activities	(38,696)	295,239	(378,489)

Net Cash Provided by (Used in) Continuing Operations	92,848	(88,054)	(218,949)
Net Cash Provided by (Used in) Discontinued Operations	9,107	4,313	(35,287)

Increase (Decrease) in Cash and Cash Equivalents	$101,955	$(83,741)	$(254,236)

(1)	“Non-cash adjustments” refer to depreciation, amortization, impairment charges, restructuring activities, deferred income taxes, provision for uncollectible accounts, loss or income from equity-method investment, and other non-cash income and expenses.

Continuing Operations

Operating Activities

Cash flow from operating activities in 2008 was $304.5 million, a $69.4 million decrease from 2007, as an increase in net income before non-cash items was more than offset by an increase in the use of cash due to changes in assets and liabilities. In 2008, the increase in net income before non-cash items reflects a $79.2 million decrease in net income and a $9.2 million change in discontinued operations that were more than offset by a $97.6 million increase in non-cash adjustments. The increase in non-cash adjustments in 2008 was due primarily to increased depreciation following the acquisition of CFI in the second half of 2007, and asset impairment charges. In 2008, changes in accrued income taxes, accrued incentive compensation, employee benefits and receivables reduced operating cash flow when compared to the prior year, partially offset by an increase in operating cash flow associated with accrued liabilities (excluding employee benefits and incentive compensation) and self-insurance accruals.

In 2008, accrued income taxes used $19.2 million compared to $23.4 million provided in 2007 due primarily to tax refunds received in 2007.

Accrued incentive compensation used $19.7 million in 2008, compared to $4.8 million provided in 2007. Changes in accrued incentive compensation reflect Con-way’s payment schedule for its employee incentive plans, under which total incentive compensation earned in an award year is typically paid to employees with a partial payment in December of the award year and a final payment in February of the next award year. In 2008, payments for incentive compensation exceeded expense accruals, while in 2007, expense accruals exceeded payments.

Employee benefits used $41.4 million in 2008 compared to $19.4 million used in 2007. The variation in cash used by employee benefits reflects the effect of defined contribution plan amendments effective on January 1, 2007, which resulted in a $20.4 million increase in the plan-related liability for 2007. In both periods, the use of cash associated with the changes in employee benefit assets and liabilities also reflects net benefit income earned from the qualified pension plans, funding contributions to the defined benefit pension plans and benefit payments associated with non-qualified pension plans, partially offset by expense recognized from the non-qualified plans.

In 2008, receivables used $26.5 million, compared to $8.3 million used in 2007 due to increased receivables at the Logistics segment as a result of increased revenues.

The increase in accrued liabilities provided $22.2 million in 2008 compared to $10.7 million in 2007. Increases in accrued liabilities (excluding accrued incentive compensation and employee benefits) primarily reflect increases in accrued interest on the 7.25% Senior Notes issued in December 2007, unearned revenue related to a logistics contract, and accrued costs related to Con-way Freight’s restructuring activities, partially offset by a decline in wages and salaries payable.

Cash flow from operating activities in 2007 was $373.9 million, a $59.8 million decrease from 2006, due to a decrease in net income before non-cash items and a net use of cash due to changes in assets and liabilities, primarily receivables. In 2007, receivables used $8.3 million, compared to $89.0 million provided in 2006. The significant cash provided by receivables in 2006 was primarily related to Logistics’ receivables, which declined from the preceding year due to a decrease in the average collection period. Cash provided by income taxes increased to $23.4 million in 2007 from $14.8 million in the same prior-year period, due primarily to tax refunds received in March 2007. In 2007, deferred charges and credits used cash of $3.3 million compared to $12.2 million provided in 2006, primarily due to the sale of Con-way’s membership interest in Vector. In 2006, cash provided by deferred charges and credits reflects variations in Con-way’s affiliate payable to Vector.

Investing Activities

Cash used in investing activities decreased to $172.9 million in 2008 compared to $757.2 million used in 2007 due primarily to $752.3 million used to purchase CFI, $28.6 million used to purchase Cougar Logistics and $59.0 million used to purchase Chic Logistics. The decrease in cash used in investing activities also reflects an increase in capital expenditures, a decrease in cash provided from the conversion of marketable securities, and a decrease in proceeds received from the sale of assets. In 2006, investing activities used cash of $274.2 million.

Capital expenditures in 2008 increased $95.0 million from 2007 due primarily to increased tractor and trailer expenditures at the Truckload segment. Capital expenditures in 2007 decreased $159.8 from 2006, due primarily to fewer tractor and trailer expenditures at the Freight and Truckload segments. Capital expenditures in 2006 included an above-average number of tractors acquired in advance of new governmental emission standards.

Cash provided by changes in marketable securities decreased to $22.5 million in 2008 from $154.5 million in 2007, primarily due to the conversion in August 2007 of marketable securities to partially fund the acquisition of CFI. Cash provided by changes in marketable securities was $17.8 million in 2006.

Con-way received sale-related proceeds of $49.2 million in 2008, $79.7 million in 2007 and $16.1 million in 2006. Proceeds in 2008 consist primarily of $40.4 million from the sale of two Logistics’ warehouses, as more fully discussed in Note 9, “Leases,” of Item 8, “Financial Statements and Supplementary Data,” while 2007 primarily includes $51.9 million of proceeds received from the sale of Con-way’s membership interest in Vector. Sales proceeds in 2006 include $8.0 million received from the expedited-shipping portion of the former Con-way Expedite and Brokerage business.

Financing Activities

Financing activities used cash of $38.7 million in 2008 compared to $295.2 million provided in 2007 and $378.5 million used in 2006. Significant financing activities in the periods presented primarily include acquisition-related financing transactions, the repayment of other debt obligations, common-stock repurchases and dividend payments. In August 2007, Con-way entered into a bridge-loan facility and borrowed $425.0 million to partially fund the acquisition of CFI. In December 2007, Con-way issued $425 million of 7.25% Senior Notes due 2018 and used the net proceeds and cash on hand to repay the amounts outstanding under the bridge-loan facility. Common stock repurchases of $89.9 million in 2007 and $350.2 million in 2006 were made under repurchase programs authorized by Con-way’s Board of Directors.

Con-way has a $400 million revolving credit facility that matures on September 30, 2011. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to $400 million. At December 31, 2008, no borrowings were outstanding under Con-way’s revolving credit facility; however, $208.1 million of letters of credit were outstanding, with $191.9 million of available capacity for additional letters of credit or cash borrowings. Con-way had other uncommitted unsecured credit facilities totaling $74.0 million at December 31, 2008, which are available to support borrowings, letters of credit, bank guarantees and overdraft facilities. A total of $30.3 million was outstanding under these facilities at December 31, 2008, leaving $43.7 million of available capacity.

See Note 8, “Debt and Other Financing Arrangements,” of Item 8, “Financial Statements and Supplementary Data,” for additional information concerning Con-way’s $400 million credit facility and its other debt instruments.

Contractual Cash Obligations

The table below summarizes contractual cash obligations for Con-way as of December 31, 2008. Some of the amounts in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, and other factors. Because of these estimates and assumptions, the actual future payments may vary from those reflected in the table. Certain liabilities, including those related to self-insurance accruals, are reported in Con-way’s consolidated balance sheets but not reflected in the table below due to the absence of stated due dates.

		Payments Due by Period
					2014 &
	Total	2009	2010-2011	2012-2013	Thereafter
	(Dollars in thousands)

Long-term debt and guarantees	$1,781,725	$93,498	$310,699	$101,824	$1,275,704
Operating leases	227,797	69,655	90,546	36,688	30,908
Employee benefit plan payments	136,427	12,100	25,295	26,544	72,488

Total	$2,145,949	$175,253	$426,540	$165,056	$1,379,100

As presented above, contractual obligations on long-term debt and guarantees represent principal and interest payments. The amounts representing principal and a portion of interest payable in 2009 are reported in the consolidated balance sheets.

Contractual obligations for operating leases represent the payments under the lease arrangements. In accordance with accounting principles generally accepted in the U.S. (“GAAP”), future operating lease payments are not included in Con-way’s consolidated balance sheets.

The employee benefit plan payments in the table represent estimated payments under Con-way’s non-qualified defined benefit pension plans and postretirement medical plan through December 31, 2018. Expected benefit payments for Con-way’s qualified defined benefit pension plans are not included in the table, as these benefits will be satisfied by the use of plan assets. Con-way expects to make a minimum contribution of $23.8 million to its qualified defined benefit pension plans in 2009; however, this could change based on changes in interest rates, asset returns and Employee Retirement Income Security Act (“ERISA”) requirements.

In 2009, Con-way anticipates capital and software expenditures of approximately $70 million, net of asset dispositions, primarily for the acquisition of tractor and trailer equipment. Con-way’s actual 2009 capital expenditures may differ from the estimated amount depending on factors such as availability and timing of delivery of equipment. The planned expenditures do not represent contractual obligations at December 31, 2008.

The contractual obligations reported above exclude Con-way’s liability of $25.3 million for unrecognized tax benefits. In the next 12 months, it is reasonably possible that the total of unrecognized tax benefits will decrease in the range of $1.8 million to $2.4 million due to settlement agreements Con-way expects to reach with various states.

Letters of credit outstanding under Con-way’s credit facilities, as described above under “Financing Activities,” are generally required under self-insurance programs and do not represent additional liabilities as the underlying self-insurance accruals are already included in Con-way’s consolidated balance sheets.

For further discussion, see Note 8, “Debt and Other Financing Arrangements,” Note 9, “Leases,” Note 10, “Income Taxes,” and Note 12, “Employee Benefit Plans,” of Item 8, “Financial Statements and Supplementary Data.”

Capital Resources and Liquidity Outlook

Con-way’s capital requirements relate primarily to the acquisition of revenue equipment to support growth and/or replacement of older equipment with newer late-model equipment. In funding these capital expenditures and meeting working-capital requirements, Con-way utilizes various sources of liquidity and capital, including cash and cash equivalents, cash flow from operations, credit facilities and access to capital markets. In addition, Con-way may also manage its liquidity requirements and cash-flow generation by varying the timing and amount of capital expenditures, as more fully discussed above under “Contractual Cash Obligations,” and by implementing cost-reduction initiatives. In addition to already-implemented cost-reduction initiatives related to restructuring activities at Con-way Freight and to changes in Con-way’s defined-benefit pension and defined-contribution retirement plans (as more fully discussed in Note 3, “Restructuring Activities,” and Note 12, “Employee Benefit Plans,” of Item 8, “Financial Statements and Supplementary Data,” respectively), Con-way also has the ability to implement additional cost-reduction initiatives in the future, including but not limited to reductions in certain discretionary employee-compensation arrangements and benefit plans. The nature, timing and extent of these initiatives depend largely on future market conditions and Con-way’s financial condition, results of operations, and cash flows.

As described above under “Financing Activities,” Con-way has a $400 million revolving credit facility that matures on September 30, 2011. The revolving facility is guaranteed by certain of Con-way’s material domestic subsidiaries and contains two financial covenants: (i) a leverage ratio and (ii) a fixed-charge coverage ratio. At December 31, 2008, Con-way was in compliance with the revolving credit facility’s financial covenants and expects to remain in compliance through December 31, 2009 and thereafter. As more fully discussed under “Reporting Segment Review — Freight,” adverse economic conditions and the competitive freight market have contributed to material declines in revenue and operating income at Con-way Freight, particularly in the second half of 2008. A worsening of these trends could adversely affect Con-way’s ability to remain in compliance with the revolving credit facility’s financial covenants.

At December 31, 2008, Con-way’s senior unsecured debt was rated as investment grade by Standard and Poor’s (BBB-), Fitch Ratings (BBB), and Moody’s (Baa3). On February 27, 2009, Fitch Ratings changed its rating of Con-way to BBB-.

Discontinued Operations

Discontinued operations in the periods presented relate to the closure of Con-way Forwarding, the sale of MWF, the shut-down of EWA and its terminated Priority Mail contract with the USPS, and to the spin-off of CFC, as more fully discussed in Note 4, “Discontinued Operations,” of Item 8, “Financial Statements and Supplementary Data.” The cash flows from discontinued operations have been segregated from continuing operations and reported separately as discontinued operations.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to adopt accounting policies and make significant judgments and estimates. In many cases, there are alternative policies or estimation techniques that could be used. Con-way maintains a process to evaluate the appropriateness of its accounting policies and estimation techniques, including discussion with and review by the Audit Committee of its Board of Directors and its independent auditors. Accounting policies and estimates may require adjustment based on changing facts and circumstances and actual results could differ from estimates. Con-way believes that the accounting policies that are most judgmental and material to the financial statements are those related to the following:

•	Defined Benefit Pension Plans

•	Self-Insurance Accruals

•	Income Taxes

•	Revenue Recognition

•	Property, Plant and Equipment and Other Long-Lived Assets

•	Goodwill

•	Disposition and Restructuring Activities

Defined Benefit Pension Plans

In the periods presented, employees of Con-way and its subsidiaries in the U.S. were covered under several retirement benefit plans, including several qualified and non-qualified defined benefit pension plans and defined contribution retirement plans. In October 2006, Con-way’s Board of Directors approved changes to Con-way’s retirement benefits plans that are intended to preserve the retirement benefits earned by existing employees under Con-way’s primary qualified defined benefit pension plan (the “Primary DB Plan”) and its primary non-qualified supplemental defined benefit pension plan (the “Supplemental DB Plan”), while expanding benefits earned under its primary defined contribution plan (the “Primary DC Plan”) and a new supplemental defined contribution plan (the “Supplemental DC Plan”). The major provisions of the plan amendments, which increase expense related to the Primary DC Plan and eliminate the future service cost associated with the Primary DB Plan and the Supplemental DB Plan, were effective on January 1, 2007.

Significant assumptions

The amount recognized as pension expense (income) and the accrued pension asset (liability) for Con-way’s defined benefit pension plans depend upon a number of assumptions and factors, the most significant being the discount rate used to measure the present value of pension obligations and the expected rate of return on plan assets for the funded qualified plans. Con-way assesses its plan assumptions for the discount rate, expected rate of return on plan assets, and other significant assumptions on a periodic basis, but concludes on those assumptions at the actuarial plan measurement date. Con-way’s most significant assumptions used in determining pension expense (income) for the periods presented and for 2009 are summarized below.

	2009	2008	2007	2006

Weighted-average assumptions:
Discount rate on plan obligations	6.10%	6.60%	5.95%	6.00%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%	8.50%

Discount Rate.  In determining the appropriate discount rate, Con-way is assisted by actuaries who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better by Moody’s rating service) with cash flows that match Con-way’s expected benefit payments in future years. Con-way’s discount rate is equal to the yield on the portfolio of bonds, which will typically exceed the Moody’s Aa corporate bond index due to the long duration of expected benefit payments from Con-way’s plans. If all other factors were held constant, a 0.25% decrease (increase) in the discount rate would result in an estimated $47 million increase (decrease) in the cumulative unrecognized actuarial loss at December 31, 2008, and the related loss or credit would be amortized to future-period earnings as described below.

Rate of Return on Plan Assets.  For its qualified funded defined benefit pension plans, Con-way adjusts its expected rate of return on plan assets based on current market expectations and historical returns. The rate of return is based on an expected 20-year return on the current asset allocation and the effect of actively managing the plan, net of fees and expenses. Using year-end plan asset values, a 0.25% decrease (increase) in the expected rate of return on plan assets would result in an estimated $2 million increase (decrease) in 2009 annual pension expense.

Actuarial gains and losses

Differences between the expected and actual rate of return on plan assets and/or changes in the discount rate may result in cumulative unrecognized actuarial gains or losses. For Con-way’s defined benefit pension plans, accumulated unrecognized actuarial losses increased to $645.4 million at December 31, 2008 from $53.2 million at December 31, 2007. The increase in these amounts primarily reflects investment losses due to declines in equity markets. Any portion of the unrecognized actuarial gain (loss) outside of a corridor amount must be amortized and recognized as expense (income). Prior to 2007, the amount would have been amortized over the average remaining service period of approximately 10.7 years. Following the plan amendments on January 1, 2007, participants are no longer active; as a result, the amount will be amortized and recognized as expense (income) over the estimated average remaining life expectancy of 32.7 years for the inactive plan participants as discussed below.

Effect on operating results

Plan amendments effective January 1, 2007 resulted in the elimination of substantially all of the future service cost for the Primary DB Plan and the Supplemental DB Plan, and no material service cost is recognized under Con-way’s other defined benefit pension plans. Accordingly, the post-amendment effect of the defined benefit pension plans on Con-way’s operating results consist primarily of the net effect of the interest cost on plan obligations for the qualified and non-qualified defined benefit pension plans, the expected return on plan assets for the funded qualified defined benefit pension plans and the amortization of unrecognized actuarial gain or loss in excess of the corridor. On January 26, 2009, Con-way issued an earnings release announcing 2008 fourth quarter and annual results and on January 27, 2009 held a conference call for the investment community to discuss those results. In the call, Con-way disclosed that it expected to record $55 million of pension expense in 2009. The estimated $55 million of pension expense was derived using an amortization assumption of 10.7 years, based on the service period applicable when Con-way employees were actively participating in the plan. However, since plan participants became inactive in 2007 (when the plan was amended to provide for no further accruals based on credited service), an amortization period of 32.7 years should be used, based on the average life expectancy of plan participants. Using the amortization period of 32.7 years, Con-way estimates that the defined benefit pension plans will result in annual expense of $27.9 million in 2009. For its defined benefit pension plans, Con-way recognized annual income of $23.1 million in 2008 and $24.8 million in 2007.

Funding

Con-way periodically reviews the funded status of its qualified defined benefit pension plans and makes contributions from time to time as necessary to comply with the funding requirements of ERISA. In determining the amount and timing of its pension contributions, Con-way considers both the ERISA- and GAAP-based measurements of funded status as well as the tax deductibility of contributions. Con-way made contributions of $10.0 million and $12.7 million to its defined benefit pension plans in 2008 and 2007, respectively, and in 2009, expects to make a minimum contribution of $23.8 million. Con-way’s estimate of its defined benefit plan contribution is subject to variation based on changes in interest rates, asset returns and ERISA requirements.

Con-way’s funding practice for its defined benefit pension plans is unchanged by recent plan amendments. Con-way expects to make additional future contributions to the defined benefit pension plans as needed. The plan changes are expected to reduce funding of the Primary DB Plan that otherwise would have been required without the plan amendments. However, recent significant declines in asset values may require contribution levels larger than previously anticipated.

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

Income Taxes

In establishing its deferred income tax assets and liabilities, Con-way makes judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to its operations. Con-way periodically evaluates the need for a valuation allowance to reduce deferred tax assets to realizable amounts. The likelihood of a material change in Con-way’s expected realization of these assets is dependent on future taxable income, future capital gains, its ability to use tax loss and credit carryforwards and carrybacks, final U.S. and foreign tax settlements, and the effectiveness of its tax-planning strategies in the various relevant jurisdictions.

Effective on January 1, 2007, Con-way adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” as more fully discussed in Note 10, “Income Taxes,” of Item 8, “Financial Statements and Supplementary Data.” Con-way assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those positions where it is more likely than not that a tax benefit will be sustained, Con-way has recorded the largest amount of tax benefit with a greater-than-50-percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions that do not meet the more-likely-than-not criteria, no tax benefit has been recognized in the financial statements.

Revenue Recognition

Con-way Freight recognizes revenue between reporting periods based on relative transit time in each period and recognizes expense as incurred. Con-way Truckload recognizes revenue and related direct costs when the shipment is delivered. Menlo Worldwide Logistics recognizes revenue in accordance with contractual terms as services are provided.

Critical revenue-related policies and estimates for Con-way Freight and Con-way Truckload include those related to revenue adjustments, uncollectible accounts receivable and in-transit shipments. Critical revenue-related policies and estimates for Menlo Worldwide Logistics include those related to uncollectible accounts receivable and gross- or net-basis revenue recognition. Con-way believes that its revenue recognition policies are appropriate and that its use of revenue-related estimates and judgments provide a reasonable approximation of the actual revenue earned.

Estimated revenue adjustments

Generally, the pricing assessed by companies in the transportation industry is subject to subsequent adjustment due to several factors, including weight and freight-classification verifications, or pricing discounts. Revenue adjustments are estimated based on revenue levels and historical experience.

Uncollectible accounts receivable

Con-way Freight and Con-way Truckload report accounts receivable at net realizable value and provide an allowance for uncollectible accounts when collection is considered doubtful. Estimates for uncollectible accounts are based on various judgments and assumptions, including revenue levels, historical loss experience, economic conditions and the aging of outstanding accounts receivable.

Menlo Worldwide Logistics, based on the size and nature of the client base, performs a periodic evaluation of its customers’ creditworthiness and accounts receivable portfolio and recognizes expense from uncollectible accounts when losses are both probable and reasonably estimable.

In-transit revenue

At the end of the accounting period, Con-way Freight estimates the amount of revenue earned on shipments in transit based on actual shipments picked up from customers, the scheduled day of delivery and the expected completion time for delivery.

Gross- or net-basis revenue recognition

Menlo Worldwide Logistics recognizes revenue on a gross basis, without deducting third-party purchased transportation costs, on transactions for which Menlo Worldwide Logistics acts as a principal. Revenue is recorded on a net basis, after deducting purchased transportation costs, on transactions for which Menlo Worldwide Logistics acts as an agent. Determining whether revenue should be reported on a gross or net basis is based on an assessment of whether Menlo Worldwide Logistics is acting as the principal or the agent in the transaction and involves judgment based on the terms of the arrangement.

Property, Plant and Equipment and Other Long-Lived Assets

In accounting for property, plant and equipment, Con-way makes estimates about the expected useful lives and the expected residual values of the assets, and the potential for impairment based on the fair values of the assets and the cash flows generated by these assets.

The depreciation of property, plant and equipment over their estimated useful lives and the determination of any salvage value require management to make judgments about future events. Con-way periodically evaluates whether changes to estimated useful lives or salvage values are necessary to ensure these estimates accurately reflect the economic use of the assets. Con-way’s periodic evaluation may result in changes in the estimated lives and/or salvage values used to depreciate its assets, which can affect the amount of periodic depreciation expense recognized and, ultimately, the gain or loss on the disposal of the asset. In Con-way’s recent periodic evaluation, the estimated useful lives for revenue equipment was increased due primarily to planned reductions in capital expenditures and lower expected usage given freight volume projections. As a result of the revised estimates, Con-way Freight increased the estimated useful life for most of its tractors to 8 years from 7 years, which is expected to result in a $10 million decrease in 2009 depreciation expense. Also effective in 2009, Con-way Truckload increased the estimated useful life for tractors previously expected to be replaced in 2009, to 5 years from 4 years, and decreased the associated estimated salvage values. As a result of these changes at Con-way Truckload, depreciation expense is expected to increase $4.5 million in 2009. Typically, an increase in useful lives for revenue equipment is accompanied by an increase in maintenance expenses.

Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets that are to be held and used, an impairment charge is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than carrying value. If impairment exists, a charge is recognized for the difference between the carrying value and the fair value. Fair values are determined using quoted market values, discounted cash flows or external appraisals, as applicable. Assets held for disposal are carried at the lower of carrying value or estimated net realizable value.

Each quarter, Con-way considers events that may trigger an impairment of long-lived assets. Indicators of impairment that Con-way considers include such factors as a significant decrease in market value of the long-lived asset, a significant change in the extent or manner in which the long-lived asset is being used, and current-period losses combined with a history of losses or a projection of continuing losses associated with the use of the long-lived asset. Except as described below, Con-way has not identified any impairment related to its long-lived assets.

As the result of lower projected revenues (including reduced revenue from a significant customer) at Chic Logistics, Con-way evaluated the fair value of Chic Logistics’ customer-relationship intangible asset. As a result, Menlo Worldwide Logistics recognized a $6.0 million impairment loss in the fourth quarter of 2008 to reduce the carrying amount of the intangible asset to its estimated fair value. The recorded value of customer-relationship intangible assets represents the sum of the present value of the expected cash flows attributable to those customer relationships, which were determined from revenue and profit forecasts associated with existing contracts and renewals, as well as growth opportunities expected from those relationships.

Goodwill

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

Con-way tests for impairment of goodwill annually (with a measurement date of November 30) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Each quarter, Con-way considers events that may trigger an impairment of goodwill, including such factors as changes in the total company market value compared to underlying book value, and significant adverse changes that may impact reporting segments or underlying reporting units. A reporting unit for goodwill impairment purposes, such as is the case with Chic Logistics and Cougar Logistics, may be components of a reporting segment that independently generate revenues and have discrete financial information that is regularly reviewed by management.

Con-way uses multiple valuation methods when possible to determine the fair value of a reporting unit. The methods used include the use of public-company multiples, precedent transactions and discounted cash flow models, and may vary depending on the availability of information. For the valuation of Con-way Truckload, Con-way applied two equally weighted methods: public-company multiples and discounted cash flow models. Precedent transactions were either not considered comparable or not available for any of the three reporting units evaluated, and therefore not utilized. Accordingly, for the valuations of Chic Logistics and Cougar Logistics, Con-way only used the discounted cash flow model.

In any of the valuation methods, assumptions used to determine the fair value of reporting units may significantly impact the result. The key assumptions used in discounted cash flow models are cash flow projections involving forecasted revenues and expenses, capital expenditures and working capital changes. In addition, other key assumptions include the discount rate and terminal growth rates. Cash flow projections are developed from Con-way’s annual planning process. Discount rates are developed from the measurement of the weighted-average cost of capital for the reporting unit. Terminal growth rates are based on inflation assumptions adjusted for factors that may impact future growth such as industry-specific expectations. These estimates and assumptions may be incomplete or inaccurate because of unanticipated events and circumstances. As a result, changes in assumptions and estimates related to goodwill could have a material effect on Con-way’s financial condition or results of operations. For Con-way Truckload (the largest reporting unit with goodwill), a 0.5% change in the discount rate would result in a $20 million change in fair value and 0.5% change in the terminal growth rate assumption would result in a $78 million change in fair value.

As a result of the annual impairment test in the fourth quarter of 2008, Con-way determined that the goodwill related to Chic Logistics was impaired and, as a result, Menlo Worldwide Logistics recognized a $31.8 million impairment charge to reduce the carrying amount of the goodwill to its implied fair value. The impairment was primarily due to decreases in actual and projected operating income and a higher discount rate that reflects current economic and market conditions. Con-way concluded that the goodwill of Con-way Truckload and Cougar Logistics was not impaired as of December 31, 2008.

As a result of worsening business conditions or a decline in Con-way’s market capitalization during 2009, Con-way may have to evaluate goodwill for impairment prior to its annual measurement date.

Disposition and Restructuring Activities

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

Forward-Looking Statements

Certain statements included herein constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties, and should not be relied upon as predictions of future events. All statements other than statements of historical fact are forward-looking statements, including:

•	any projections of earnings, revenues, weight, yield, volumes, income or other financial or operating items;

•	any statements of the plans, strategies, expectations or objectives of Con-way’s management for future operations or other future items;

•	any statements concerning proposed new products or services;

•	any statements regarding Con-way’s estimated future contributions to pension plans;

•	any statements as to the adequacy of reserves;

•	any statements regarding the outcome of any legal and other claims and proceedings that may be brought against Con-way;

•	any statements regarding future economic conditions or performance;

•	any statements regarding strategic acquisitions; and

•	any statements of estimates or belief and any statements or assumptions underlying the foregoing.

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

As more fully discussed in Note 8, “Debt and Other Financing Arrangements,” of Item 8, “Financial Statements and Supplementary Data,” Con-way in December 2002 terminated four interest-rate swap derivatives designated as fair value hedges of fixed-rate long-term debt. Except for the effect of these terminated interest-rate swaps, derivative financial instruments in the periods presented did not have a material effect on Con-way’s financial condition, results of operations or cash flows.

Interest Rates

Con-way is subject to the effect of interest-rate fluctuations on the fair value of its long-term debt. Based on the fixed interest rates and maturities of its long-term debt, fluctuations in market interest rates would not significantly affect Con-way’s operating results or cash flows, but may have a material effect on the fair value of long-term debt. The table below summarizes the carrying value of Con-way’s fixed-rate long-term debt, the estimated fair value and the effect of a 10% hypothetical change in interest rates on the estimated fair value. The estimated fair value is calculated as the net present value of principal and interest payments discounted at interest rates offered for debt with similar terms and maturities.

	December 31
	2008	2007
	(Dollars in thousands)

Carrying value	$950,024	$978,426
Estimated fair value	900,000	1,050,000
Change in estimated fair value given a hypothetical 10% change in interest rates	48,000	50,000

Con-way invests in cash-equivalent investments and marketable securities that earn investment income. Con-way’s investment income was $5.7 million in 2008, $19.0 million in 2007 and $24.8 million in 2006. The potential change in annual investment income resulting from a hypothetical 10% change to variable interest rates would range from approximately $1 million to approximately $3 million for the periods presented.

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

We have audited the accompanying consolidated balance sheets of Con-way Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Con-way Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  KPMG LLP

Portland, Oregon
February 27, 2009

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Con-way Inc.

Consolidated Balance Sheets

	December 31,
	2008	2007
	(Dollars in thousands)

ASSETS
Current Assets
Cash and cash equivalents	$278,253	$176,298
Marketable securities	14	30,016
Trade accounts receivable, net	516,910	495,568
Other accounts receivable	51,576	42,664
Operating supplies, at lower of average cost or market	24,102	24,142
Prepaid expenses and other assets	42,264	40,746
Deferred income taxes	37,963	37,672

Total Current Assets	951,082	847,106

Property, Plant and Equipment
Land	194,330	187,323
Buildings and leasehold improvements	803,511	792,962
Revenue equipment	1,350,514	1,246,816
Other equipment	292,761	265,640

	2,641,116	2,492,741
Accumulated depreciation and amortization	(1,169,160)	(1,033,953)

Net Property, Plant and Equipment	1,471,956	1,458,788

Other Assets
Deferred charges and other assets	43,012	33,139
Capitalized software, net	29,345	35,010
Employee benefits	—	89,039
Marketable securities	6,712	—
Intangible assets, net	27,336	18,780
Goodwill	487,956	527,446
Deferred income taxes	54,308	—

	648,669	703,414

Total Assets	$3,071,707	$3,009,308

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.

Consolidated Balance Sheets

	December 31,
	2008	2007
	(Dollars in thousands except per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$273,784	$276,105
Accrued liabilities	258,350	258,253
Self-insurance accruals	94,663	110,986
Short-term borrowings	7,480	5,072
Current maturities of long-term debt	23,800	22,704

Total Current Liabilities	658,077	673,120
Long-Term Liabilities
Long-term debt and guarantees	926,224	955,722
Self-insurance accruals	152,435	118,854
Employee benefits	659,508	195,145
Other liabilities and deferred credits	49,871	24,639
Deferred income taxes	—	132,732

Total Liabilities	2,446,115	2,100,212

Commitments and Contingencies (Notes 4, 8, 9, 10 and 14)
Shareholders’ Equity
Preferred stock, no par value; authorized 5,000,000 shares:
Series B, 8.5% cumulative, convertible, $.01 stated value; designated 1,100,000 shares; issued 523,911 and 560,998 shares, respectively	5	6
Additional paid-in capital, preferred stock	79,681	85,322
Deferred compensation, defined contribution retirement plan	(10,435)	(20,805)

Total Preferred Shareholders’ Equity	69,251	64,523

Common stock, $.625 par value; authorized 100,000,000 shares; issued 62,379,868 and 61,914,495 shares, respectively	38,851	38,615
Additional paid-in capital, common stock	584,229	568,190
Retained earnings	1,020,930	972,243
Cost of repurchased common stock (16,522,563 and 16,698,513 shares, respectively)	(713,095)	(720,583)

Total Common Shareholders’ Equity	930,915	858,465

Accumulated Other Comprehensive Income (Loss)	(374,574)	(13,892)

Total Shareholders’ Equity	625,592	909,096

Total Liabilities and Shareholders’ Equity	$3,071,707	$3,009,308

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.

Statements of Consolidated Income

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands except per share data)

Revenues	$5,036,817	$4,387,363	$4,221,478

Costs and Expenses
Salaries, wages and other employee benefits	2,047,122	1,900,681	1,719,203
Purchased transportation	1,208,187	1,049,906	1,173,979
Fuel and fuel-related taxes	574,972	359,486	283,177
Other operating expenses	445,180	371,056	312,087
Depreciation and amortization	208,251	167,146	143,726
Maintenance	133,175	112,906	105,691
Rents and leases	93,594	79,151	75,086
Purchased labor	72,045	65,163	65,531
Impairment charges	37,796	—	—
Restructuring charges	23,873	14,716	—
Loss (Income) from equity investment	—	2,699	(52,599)
Gain from sale of Con-way Expedite	—	—	(6,231)

	4,844,195	4,122,910	3,819,650

Operating Income	192,622	264,453	401,828

Other Income (Expense)
Investment income	5,672	19,007	24,781
Interest expense	(62,936)	(42,805)	(34,206)
Miscellaneous, net	(441)	1,991	(94)

	(57,705)	(21,807)	(9,519)

Income from Continuing Operations Before Income Tax Provision	134,917	242,646	392,309
Income Tax Provision	69,494	88,871	119,978

Income from Continuing Operations	65,423	153,775	272,331

Discontinued Operations, net of tax
Loss from Discontinued Operations	—	—	(1,929)
Gain (Loss) from Disposal	8,326	(863)	(4,270)

	8,326	(863)	(6,199)

Net Income	73,749	152,912	266,132
Preferred Stock Dividends	6,788	6,960	7,154

Net Income Available to Common Shareholders	$66,961	$145,952	$258,978

Net Income From Continuing Operations Available to Common Shareholders	$58,635	$146,815	$265,177

Weighted-Average Common Shares Outstanding
Basic	45,427,317	45,318,740	48,962,382
Diluted	48,619,292	48,327,784	52,280,341
Earnings (Loss) Per Common Share
Basic
Net Income from Continuing Operations	$1.29	$3.24	$5.42
Loss from Discontinued Operations	—	—	(0.04)
Gain (Loss) from Disposal	0.18	(0.02)	(0.09)

Net Income Available to Common Shareholders	$1.47	$3.22	$5.29

Diluted
Net Income from Continuing Operations	$1.23	$3.06	$5.09
Loss from Discontinued Operations	—	—	(0.03)
Gain (Loss) from Disposal	0.17	(0.02)	(0.08)

Net Income Available to Common Shareholders	$1.40	$3.04	$4.98

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.

Statements of Consolidated Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Cash and Cash Equivalents, Beginning of Year	$176,298	$260,039	$514,275

Operating Activities
Net income	73,749	152,912	266,132
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net of tax	(8,326)	863	6,199
Depreciation and amortization, net of accretion	202,449	162,293	139,200
Increase in deferred income taxes	37,484	26,500	11,130
Amortization of deferred compensation	10,370	10,686	9,137
Share-based compensation	6,720	11,235	7,427
Provision for uncollectible accounts	10,979	3,343	2,902
Loss (Income) from equity investment	—	2,699	(52,599)
Gain from sale of business	—	—	(6,231)
Loss from impairment of goodwill and intangibles	37,796	—	—
Loss from restructuring activities	11,540	7,380	—
Loss (Gain) from sales of property and equipment, net	3,149	(1,208)	(1,273)
Changes in assets and liabilities, net of acquisitions:
Receivables	(26,499)	(8,291)	89,025
Prepaid expenses	320	3,860	(5,689)
Accounts payable	(72)	(5,125)	(33,589)
Accrued incentive compensation	(19,728)	4,782	(4,448)
Accrued liabilities, excluding accrued incentive compensation and employee benefits	22,208	10,718	(6,040)
Self-insurance accruals	16,955	(642)	13,045
Income taxes	(19,233)	23,393	14,815
Employee benefits	(41,376)	(19,373)	(23,295)
Deferred charges and credits	(6,771)	(3,307)	12,232
Other	(7,228)	(8,845)	(4,380)

Net Cash Provided by Operating Activities	304,486	373,873	433,700

Investing Activities
Capital expenditures	(234,430)	(139,429)	(299,211)
Software expenditures	(10,235)	(12,124)	(8,892)
Proceeds from sales of property and equipment, net	8,841	27,758	8,118
Proceeds from sale-leaseback transaction	40,380	—	—
Proceeds from sale of businesses and equity investment	—	51,900	8,000
Acquisitions, net of cash acquired	—	(839,796)	—
Net decrease in marketable securities	22,502	154,525	17,825

Net Cash Used in Investing Activities	(172,942)	(757,166)	(274,160)

Financing Activities
Net proceeds from issuance of debt	—	846,049	—
Repayment of debt and guarantees	(22,704)	(443,635)	(15,033)
Net repayment of short-term borrowings	(1,249)	—	—
Proceeds from exercise of stock options	10,149	8,229	12,235
Excess tax benefit from stock option exercises	755	583	2,674
Payments of common dividends	(18,274)	(18,191)	(19,693)
Payments of preferred dividends	(7,373)	(7,931)	(8,457)
Repurchases of common stock	—	(89,865)	(350,215)

Net Cash Provided by (Used in) Financing Activities	(38,696)	295,239	(378,489)

Net Cash Provided by (Used in) Continuing Operations	92,848	(88,054)	(218,949)

Discontinued Operations
Net Cash Provided by (Used in) Operating Activities	9,107	4,313	(35,109)
Net Cash Used in Investing Activities	—	—	(178)

Net Cash Provided by (Used in) Discontinued Operations	9,107	4,313	(35,287)

Increase (Decrease) in Cash and Cash Equivalents	101,955	(83,741)	(254,236)

Cash and Cash Equivalents, End of Year	$278,253	$176,298	$260,039

Supplemental Disclosure
Cash paid for income taxes, net of refunds	$46,655	$35,210	$89,191

Cash paid for interest, net of amounts capitalized	$56,090	$47,555	$41,374

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.

Statements of Consolidated Shareholders’ Equity

	Preferred Stock								Accumulated
	Series B		Common Stock		Additional			Repurchased	Other
	Number of		Number of		Paid-in	Deferred	Retained	Common	Comprehensive	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Stock	Income (Loss)	Income (Loss)
	(Dollars in thousands except per share data)

Balance, December 31, 2005	641,359	6	61,204,263	38,253	626,287	(43,706)	607,783	(293,380)	(37,107)
Net income	—	—	—	—	—	—	266,132	—	—	$266,132
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	221	221
Minimum pension liability adjustment, net of deferred tax of $10,885	—	—	—	—	—	—	—	—	17,025	17,025

Comprehensive income										$283,378

Exercise of stock options, including tax benefits of $4,317	—	—	392,200	246	16,306	—	—	—	—
Share-based compensation, including tax benefits of $848	—	—	20,186	(65)	8,359	—	—	(2,107)	—
Adjustment to initially apply SFAS 123R	—	—	—	—	(3,078)	3,078	—	—	—
Primary DC Plan deferred compensation	—	—	—	—	—	9,137	—	—	—
Repurchased common stock issued for conversion of preferred stock	(37,543)	—	—	—	(6,773)	—	—	6,773	—
Treasury stock repurchases	—	—	—	—	—	—	—	(350,215)	—
Common dividends declared ($.40 per share)	—	—	—	—	—	—	(19,693)	—	—
Series B, Preferred dividends ($12.93 per share), net of tax benefits of $1,019	—	—	—	—	—	—	(7,154)	—	—
Adjustment to initially apply SFAS 158 — recognition provision net of deferred tax of $61,088	—	—	—	—	—	—	—	—	(95,549)

Balance, December 31, 2006	603,816	$6	61,616,649	$38,434	$641,101	$(31,491)	$847,068	$(638,929)	$(115,410)
Net income	—	—	—	—	—	—	152,912	—	—	$152,912
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	699	699
Employee benefit plans
Actuarial gain, net of deferred tax of $47,126	—	—	—	—	—	—	—	—	73,711	73,711
Prior-service credit, net of deferred tax of $7,356	—	—	—	—	—	—	—	—	11,506	11,506

Comprehensive income										$238,828

Exercise of stock options, including tax benefits of $1,530	—	—	247,657	155	9,604	—	—	—	—
Share-based compensation, including tax benefits of $110	—	—	50,189	26	11,326	—	—	(308)	—
Primary DC Plan deferred compensation	—	—	—	—	—	10,686	—	—	—
Repurchased common stock issued for conversion of preferred stock	(42,818)	—	—	—	(8,519)	—	—	8,519	—
Treasury stock repurchases	—	—	—	—	—	—	—	(89,865)	—
Common dividends declared ($.40 per share)	—	—	—	—	—	—	(18,191)	—	—
Series B, Preferred dividends ($12.93 per share), net of tax benefits of $691	—	—	—	—	—	—	(6,960)	—	—
Adjustment to initially apply SFAS 158 — measurement provision, net of deferred tax of $8,321	—	—	—	—	—	—	(2,586)	—	15,602

	Preferred Stock								Accumulated
	Series B		Common Stock		Additional			Repurchased	Other
	Number of		Number of		Paid-in	Deferred	Retained	Common	Comprehensive	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Stock	Income (Loss)	Income (Loss)
	(Dollars in thousands except per share data)

Balance, December 31, 2007	560,998	$6	61,914,495	$38,615	$653,512	$(20,805)	$972,243	$(720,583)	$(13,892)
Net income	—	—	—	—	—	—	73,749	—	—	$73,749
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(1,704)	(1,704)
Employee benefit plans
Actuarial loss, net of deferred tax of $227,374	—	—	—	—	—	—	—	—	(355,792)	(355,792)
Prior-service credit, net of deferred tax of $1,729	—	—	—	—	—	—	—	—	(2,705)	(2,705)
Unrealized loss on available-for-sale security, net of deferred tax of $307	—	—	—	—	—	—	—	—	(481)	(481)

Comprehensive loss										$(286,933)

Exercise of stock options, including tax benefits of $1,551	—	—	323,870	203	11,497	—	—	—	—
Share-based compensation, net of tax of $41	—	—	141,503	33	6,662	—	—	(274)	—
Primary DC Plan deferred compensation	—	—	—	—	—	10,370	—	—	—
Repurchased common stock issued for conversion of preferred stock	(37,087)	(1)	—	—	(7,761)	—	—	7,762	—
Treasury stock repurchases	—	—	—	—	—	—	—	—	—
Common dividends declared ($.40 per share)	—	—	—	—	—	—	(18,274)	—	—
Series B, Preferred dividends ($12.93 per share), net of tax benefits of $346	—	—	—	—	—	—	(6,788)	—	—

Balance, December 31, 2008	523,911	$5	62,379,868	$38,851	$663,910	$(10,435)	$1,020,930	$(713,095)	$(374,574)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.

Notes to Consolidated Financial Statements

1.	Principal Accounting Policies

Organization:  Con-way Inc. and its consolidated subsidiaries (“Con-way” or the “Company”) provide transportation and logistics services for a wide range of manufacturing, industrial and retail customers. As more fully discussed in Note 15, “Segment Reporting,” for financial reporting purposes, Con-way is divided into five reporting segments: Freight, Logistics, Truckload, Vector and Other.

Principles of Consolidation:  The consolidated financial statements include the accounts of Con-way Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. In 2007, a difference existed between Con-way’s fiscal year-end and the reporting year-end of certain acquired companies. In 2008, the lag period was eliminated and there was no longer a difference between Con-way’s fiscal year-end and the reporting year-end of the acquired companies. This lag period was no more than one month and did not have a material effect on Con-way’s financial condition, results of operations or cash flows.

Estimates:  Management makes estimates and assumptions when preparing the financial statements in conformity with accounting principles generally accepted in the U.S. These estimates and assumptions affect the amounts reported in the accompanying financial statements and notes. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Such estimates relate to accounts receivable allowances, impairment of goodwill and long-lived assets, depreciation, income tax assets and liabilities, self-insurance accruals, pension plan and postretirement obligations, contingencies, and assets and liabilities recognized in connection with acquisitions, restructurings and dispositions. Con-way evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Estimates and assumptions are adjusted when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign-currency, and fuel markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Recognition of Revenues:  Con-way Freight recognizes revenue between reporting periods based on relative transit time in each period and recognizes expense as incurred. Con-way Truckload recognizes revenue and related direct costs when the shipment is delivered. Estimates for future billing adjustments to revenue, including those related to weight and freight classification verification and earned discounts, are recognized at the time of shipment.

Menlo Worldwide Logistics recognizes revenue in accordance with contractual terms as services are provided. Revenue is recorded on a gross basis, without deducting third-party purchased transportation costs, on transactions for which Menlo Worldwide Logistics acts as a principal. Revenue is recorded on a net basis, after deducting purchased transportation costs, on transactions for which Menlo Worldwide Logistics acts as an agent.

Under certain Menlo Worldwide Logistics’ contracts, billings in excess of revenues recognized are recorded as unearned revenue. Unearned revenue is recognized over the contract period as services are provided. At December 31, 2008 and 2007, unearned revenue of $15.1 million and $3.1 million was reported in Con-way’s consolidated balance sheets as accrued liabilities. In addition, Menlo Worldwide Logistics has deferred certain direct and incremental costs related to the setup of logistics operations under long-term contracts. These deferred setup costs are recognized as expense over the contract term. At December 31, 2008 and 2007, these deferred setup costs of $14.5 million and $1.0 million were reported in the consolidated balance sheets as deferred charges and other assets. The increases in unearned revenue and deferred set up costs were due primarily to the Defense Transportation Coordination Initiative contract.

Cash Equivalents and Marketable Securities:  Cash and cash equivalents consist of short-term interest-bearing instruments with maturities of three months or less at the date of purchase. At December 31, 2008 and 2007,

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

cash-equivalent investments of $264.9 million and $160.2 million, respectively, consisted primarily of commercial paper and certificates of deposit.

Con-way classifies its marketable debt securities as available-for-sale and reports them at fair value. Changes in the fair value of available-for-sale securities are recognized in accumulated other comprehensive income or loss in shareholders’ equity, unless an unrealized loss is an other-than-temporary loss. If the unrealized loss is determined to be other than temporary, the loss is recognized in earnings.

At December 31, 2008 and 2007, Con-way held available-for-sale marketable securities of $6.7 million and $30.0 million, respectively. At December 31, 2008, these investments consisted mostly of one long-term available-for-sale auction-rate security, and at December 31, 2007, consisted of short-term auction-rate securities and variable-rate demand notes. Auction-rate securities and variable-rate demand notes have contractual maturities of greater than three months at the date of purchase and interest or dividend rates that reset every 7 to 35 days. Due primarily to liquidity issues in the auction-rate markets, Con-way in 2008 recorded a $0.8 million temporary decline in the carrying value of marketable securities, as more fully discussed in Note 6, “Fair-Value Measurements.”

Trade Accounts Receivable, Net:  Con-way Freight and Con-way Truckload report accounts receivable at net realizable value and provide an allowance when collection is considered doubtful. Estimates for uncollectible accounts are based on various judgments and assumptions, including revenue levels, historical loss experience and the aging of outstanding accounts receivable. Menlo Worldwide Logistics, based on the size and nature of its client base, performs a periodic evaluation of its customers’ creditworthiness and accounts receivable portfolio and recognizes expense from uncollectible accounts when losses are both probable and reasonably estimable. Activity in the allowance for uncollectible accounts is presented in the following table:

	Balance at	Additions		Write-offs Net of	Balance at
	Beginning of Period	Charged to Expense	Acquisitions	Recoveries	End of Period
	(Dollars in thousands)

2008	$3,701	$10,979	$—	$(9,432)	$5,248
2007	3,590	3,343	947	(4,179)	3,701
2006	6,769	2,902	—	(6,081)	3,590

In 2008, the provision for uncollectible accounts includes $4.9 million related to an acquisition-related receivable.

Estimates for billing adjustments, including those related to weight and freight-classification verifications, or pricing discounts, are also reported as a reduction to accounts receivable. Activity in the allowance for revenue adjustments is presented in the following table:

		Additions
	Balance at		Charged to Other		Balance at
	Beginning of Period	Charged to Expense	Accounts - Revenue	Write-offs	End of Period
	(Dollars in thousands)

2008	$8,372	$—	$126,647	$(121,261)	$13,758
2007	10,848	—	71,984	(74,460)	8,372
2006	8,219	—	77,970	(75,341)	10,848

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

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

Expenditures for equipment maintenance and repairs are charged to operating expenses as incurred; betterments are capitalized. Gains (losses) on sales of equipment and property are recorded in other operating expenses.

Expenses associated with Con-way’s re-branding initiative are expensed as incurred and are primarily classified as maintenance expense. Launched in 2006, the re-branding initiative consisted primarily of the costs to convert Con-way Freight’s tractors and trailers to the new Con-way graphic identity, and was substantially completed in 2008. Con-way recognized re-branding expenses of $5.2 million in 2008, $14.3 million in 2007 and $1.7 million in 2006.

Tires:  The cost of replacement tires are expensed at the time those tires are placed into service, as is the case with other repairs and maintenance costs. The cost of tires on new revenue equipment is capitalized and depreciated over the estimated useful life of the related equipment.

Capitalized Software, Net:  Capitalized software consists of certain direct internal and external costs associated with internal-use software, net of accumulated amortization. Amortization of capitalized software is computed on an item-by-item basis over a period of 3 to 10 years, depending on the estimated useful life of the software. Amortization expense related to capitalized software was $14.4 million in 2008, $13.4 million in 2007 and $14.2 million in 2006. Accumulated amortization at December 31, 2008 and 2007 was $121.8 million and $110.5 million, respectively.

Long-Lived Assets:  Con-way performs an impairment analysis of long-lived assets whenever circumstances indicate that the carrying amount may not be recoverable. For assets that are to be held and used, an impairment charge is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than carrying value. If impairment exists, a charge is recognized for the difference between the carrying value and the fair value. Fair values are determined using quoted market values, discounted cash flows or external appraisals, as applicable. Assets held for disposal are carried at the lower of carrying value or estimated net realizable value.

Con-way’s accounting policies for goodwill and other long-lived intangible assets are more fully discussed in Note 2, “Acquisitions.”

Book Overdrafts:  In September 2008, Con-way made a change to banking services that resulted in a change to the classification of drafts from accounts payable to a reduction in cash and cash equivalents. At December 31, 2008, the amount of drafts outstanding on a zero-balance sweep account exceeded cash held in all other accounts at the same bank. The resulting book overdraft of $30.4 million at December 31, 2008 was included in accounts payable. At December 31, 2007, $31.7 million of drafts were reported as accounts payable.

Book overdrafts represent outstanding drafts not yet presented to the bank that are in excess of recorded cash. These amounts do not represent bank overdrafts, which occur when drafts presented to the bank are in excess of cash on hand, and would effectively be a loan to Con-way.

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

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

the balance sheet date, including claims not reported. Changes in these assumptions and factors can materially affect actual costs paid to settle the claims and those amounts may be different than estimates.

Con-way participates in a reinsurance pool to reinsure a portion of its workers’ compensation and vehicular liabilities. Each participant in the pool cedes claims to the pool and assumes an equivalent amount of claims. Reinsurance does not relieve Con-way of its liabilities under the original policy. However, in the opinion of management, potential exposure to Con-way for non-payment is minimal. At December 31, 2008 and 2007, Con-way had recorded a liability related to assumed claims of $36.1 million and $31.3 million, respectively, and had recorded a receivable from the re-insurance pool of $29.8 million and $28.0 million, respectively. Revenues related to these reinsurance activities are reported net of the associated expenses and are classified as other operating expenses. In connection with its participation in the reinsurance pool, Con-way recognized operating income of $1.7 million in 2008, no net effect on operating results in 2007, and operating expense of $0.2 million in 2006.

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

Con-way has determined that advances to certain of its foreign subsidiaries are indefinite in nature. Accordingly, the corresponding foreign currency translation gains or losses related to these advances are included in the foreign currency translation adjustment in the statements of consolidated shareholders’ equity.

Marketing Expenses:  Marketing costs, including sales promotions, printed sales materials and advertising, are expensed as incurred and are classified as other operating expenses. Marketing expenses were $8.9 million in 2008, $8.5 million in 2007 and $9.7 million in 2006.

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

Earnings (Loss) Per Share (EPS):  Basic EPS for continuing operations is computed by dividing reported net income from continuing operations (after preferred stock dividends) by the weighted-average common shares outstanding. Diluted EPS is calculated as follows:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands except per share data)

Numerator:
Continuing operations (after preferred stock dividends), as reported	$58,635	$146,815	$265,177
Add-backs:
Dividends on Series B preferred stock, net of replacement funding	1,147	1,134	1,141

Continuing operations	59,782	147,949	266,318

Discontinued operations	8,326	(863)	(6,199)

Available to common shareholders	$68,108	$147,086	$260,119

Denominator:
Weighted-average common shares outstanding	45,427,317	45,318,740	48,962,382
Stock options and nonvested stock	265,541	367,871	475,193
Series B preferred stock	2,926,434	2,641,173	2,842,766

	48,619,292	48,327,784	52,280,341

Anti-dilutive stock options not included in denominator	1,608,405	889,565	338,600

Earnings (Loss) per Diluted Share:
Continuing operations	$1.23	$3.06	$5.09
Discontinued operations	0.17	(0.02)	(0.11)

Available to common shareholders	$1.40	$3.04	$4.98

New Accounting Standards:  In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB 51.” Under the new statement, noncontrolling interests in the net assets of subsidiaries must be reported in the balance sheet within equity. On the face of the income statement, SFAS 160 requires disclosure of the amounts of consolidated net income attributable to both the parent and to the noncontrolling interest. The effective date of SFAS 160 is the first fiscal year beginning after December 15, 2008, and interim periods within those years, which for Con-way is the first quarter of 2009. Con-way does not expect the adoption of SFAS 160 to have a material effect on its financial statements.

In December 2007, the FASB issued SFAS 141(revised 2007), “Business Combinations” (“SFAS 141R”). The statement changes the acquisition-date and subsequent-period accounting associated with business acquisitions. Several of the changes have the potential to generate greater earnings volatility in connection with and after an acquisition. The most significant provisions of SFAS 141R result in a change in the accounting for transaction costs, contingencies and acquisition-date accounting estimates. Under the new statement, transaction costs and transaction-related restructuring charges will be expensed as incurred instead of being included in the determination of the purchase price. Certain contingent assets and liabilities will be recognized at fair value. If new information is available after the acquisition, these amounts may be subject to remeasurement. Changes to contingent consideration estimates will be included in earnings. Also, adjustments to acquisition-date accounting estimates will be accounted for as adjustments to prior-period financial statements. The effective date of SFAS 141R is the first fiscal

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

year beginning after December 15, 2008, which for Con-way is 2009. Con-way is evaluating the effect of adopting SFAS 141R.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS 133.” The statement amends and expands the disclosure requirements in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to provide an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and how derivative instruments affect an entity’s financial condition, results of operations and cash flows. The effective date of SFAS 161 is for annual and interim periods beginning after November 15, 2008, which for Con-way is the first quarter of 2009. Con-way does not expect the adoption of SFAS 161 to have a material effect on its financial statements.

In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Contracts — an interpretation of SFAS 60.” This statement prescribes a recognition approach under which a claim liability is recognized when an insurer of a financial obligation expects that a claim loss will exceed the unearned premium revenue. The effective date of SFAS 163 is for annual and interim periods beginning after December 15, 2008, which for Con-way is the first quarter of 2009. Con-way does not expect the adoption of SFAS 163 to have a material effect on its financial statements.

Reclassifications and Revisions:  Certain amounts in the prior-period financial statements have been reclassified or revised to conform to the current-period presentation.

2.	Acquisitions

Contract Freighters, Inc.

On August 23, 2007, Con-way acquired the outstanding common shares of Transportation Resources, Inc. (“TRI”). TRI is the holding company for Contract Freighters, Inc. and other affiliated companies (collectively, “CFI”). Following the acquisition of CFI, the operating results of CFI are reported with the operating results of Con-way’s former truckload operation in the Truckload reporting segment. In September 2007, Con-way integrated the former truckload operation with the CFI business unit. The name of the CFI business unit was changed to Con-way Truckload in January 2008. The purchase price for CFI was $752.3 million.

Cougar Logistics

On September 5, 2007, Menlo Worldwide, LLC (“MW”) acquired the outstanding common shares of Cougar Holdings Pte Ltd., and its primary subsidiary, Cougar Express Logistics (collectively, “Cougar Logistics”). Following the acquisition, the operating results of Cougar Logistics are reported with the operating results of the Menlo Worldwide Logistics business unit in the Logistics reporting segment. The purchase price for Cougar Logistics was $28.7 million.

Chic Logistics

On October 18, 2007, MW acquired the outstanding common shares of Chic Holdings, Ltd. and its wholly owned subsidiaries, Shanghai Chic Logistics Co. Ltd. and Shanghai Chic Supply Chain Management Co. Ltd. (collectively, “Chic Logistics”). Following the acquisition, the operating results of Chic Logistics are reported with the operating results of the Menlo Worldwide Logistics business unit in the Logistics reporting segment. The purchase price for Chic Logistics was $59.1 million.

The purchase price for Chic Logistics was subject to provisions that could have potentially increased the purchase price. Con-way has determined that no amounts will be payable under these provisions, which were based on earnings subsequent to the acquisition.

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

Pro Forma Financial Information

The following unaudited pro forma condensed financial information presents the combined results of operations of Con-way as if the CFI acquisition had occurred as of the beginning of the periods presented, and based on Con-way’s assessment of significance, does not reflect the acquisition of Cougar Logistics or Chic Logistics. The unaudited pro forma condensed consolidated financial information is for illustrative purposes only, and does not purport to represent what Con-way’s financial information would have been if the acquisition had occurred as of the dates indicated or what such results will be for any future periods.

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

Goodwill and Intangible Assets

The excess of an acquired entity’s purchase price over the amounts assigned to assets acquired (including separately recognized intangible assets) and liabilities assumed is recorded as goodwill. Goodwill is not amortized but is assessed for impairment on an annual basis in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The assessment requires the comparison of the fair value of a reporting unit to the carrying value of its net assets, including allocated goodwill. If the carrying value of the reporting unit exceeds its fair value, Con-way must then compare the implied fair value of the reporting-unit goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting-unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

In connection with the acquisitions in 2007, Con-way recognized goodwill. As a result of the annual impairment test in the fourth quarter of 2008, Con-way determined that the goodwill related to Chic Logistics was impaired and, as a result, Menlo Worldwide Logistics recognized a $31.8 million impairment charge. For the valuation of Chic Logistics, Con-way utilized a discounted cash flow model. The impairment was primarily due to decreases in actual and projected operating income and a higher discount rate that reflects current economic and market conditions. Con-way concluded that the goodwill of Con-way Truckload and Cougar Logistics was not impaired as of December 31, 2008.

During 2008, Con-way finalized the purchase-price accounting and made revisions to the preliminary estimates and evaluations, including valuations of tangible and intangible assets and certain contingencies, as information was received from third parties. Accordingly, Con-way made revisions to the estimated fair value of net assets acquired in connection with the purchase of CFI and Chic Logistics, including $20.1 million in increases to

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

the fair values of intangible assets, primarily customer relationships, and a $7.5 million increase related to liabilities assumed for foreign income-tax contingencies. In addition, adjustments were made to deferred taxes relating to the fair value of assets acquired. These changes in assets acquired and liabilities assumed affect the amount of goodwill recorded.

The following table shows the changes in the carrying amounts of goodwill attributable to each applicable segment:

	Logistics	Truckload	Other	Total
	(Dollars in thousands)

Balances at December 31, 2006	$—	$—	$727	$727
Goodwill acquired	54,837	471,573	—	526,410
Change in foreign currency exchange rates	309	—	—	309

Balances at December 31, 2007	55,146	471,573	727	527,446
Adjustment to fair value	(11,020)	(8,814)	—	(19,834)
Liabilities assumed	7,537	—	—	7,537
Adjustment to deferred taxes	2,755	1,839	—	4,594
Impairment charge	(31,822)	—	—	(31,822)
Direct transaction costs	282	—	—	282
Change in foreign currency exchange rates	(247)	—	—	(247)

Balances at December 31, 2008	$22,631	$464,598	$727	$487,956

In connection with the acquisitions, Con-way recognized as definite-lived intangible assets the estimated fair value of acquired customer relationships and trademarks. Intangible assets consisted of the following:

		December 31, 2008		December 31, 2007
	Weighted-Average	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Life (Years)	Amount	Amortization	Amount	Amortization
	(Dollars in thousands)

Customer relationships	9.4	$31,152	$4,714	$18,046	$731
Trademarks	2.0	2,550	1,652	1,710	245

		$33,702	$6,366	$19,756	$976

As the result of lower projected revenues (including reduced revenue from a significant customer) at Chic Logistics, Con-way evaluated the fair value of Chic Logistics’ customer-relationship intangible asset. As a result, Menlo Worldwide Logistics recognized a $6.0 million impairment loss in the fourth quarter of 2008 to reduce the carrying amount of the intangible asset to its estimated fair value, which was determined using an income approach that utilized a discounted cash flow model.

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

The fair value of intangible assets is amortized on a straight-line basis over the estimated useful life. Amortization expense related to intangible assets was $5.4 million in 2008 and $1.0 million in 2007. Estimated amortization expense for the next five years is presented in the following table:

(Dollars in thousands)

Year ending December 31:
2009	$4,400
2010	3,500
2011	3,500
2012	3,200
2013	2,800

3.	Restructuring Activities

During 2007 and 2008, Con-way Freight and Con-way Truckload incurred expenses in connection with a number of restructuring activities. These expenses are reported as restructuring charges in the statements of consolidated income, except where otherwise noted. As detailed below, Con-way recognized expenses of $26.5 million in 2008 and $14.7 million in 2007, and expects to recognize $2.3 million of additional expense. Con-way’s remaining liability for amounts expensed but not yet paid was $12.4 million at December 31, 2008.

Con-way Freight

Operational Restructuring

In August 2007, Con-way Freight began an operational restructuring to combine its three regional operating companies into one centralized operation to improve the customer experience and streamline its processes. The reorganization into a centralized entity was intended to improve customer service and efficiency through the development of uniform pricing and operational processes, and implementation of best practices. Con-way Freight completed the initiative in 2008.

The following table summarizes the effect Con-way Freight’s operational restructuring for the years ended December 31, 2008 and 2007:

		Facility and
	Employee-	Lease-	Asset-
	Separation	Termination	Impairment
	Costs	Costs	Charges	Other	Total
	(Dollars in thousands)

2007 restructuring charges	$6,229	$2,794	$2,401	$1,824	$13,248
Cash payments	(4,444)	—	—	(1,232)	(5,676)
Write-offs	—	—	(2,401)	—	(2,401)

Balance at December 31, 2007	1,785	2,794	—	592	5,171
2008 restructuring charges	890	1,542	—	962	3,394
Cash payments	(2,675)	(1,174)	—	(1,514)	(5,363)

Balance at December 31, 2008	$—	$3,162	$—	$40	$3,202

Total expense recognized to date	$7,119	$4,336	$2,401	$2,786	$16,642

In addition to the amounts summarized above, Con-way recognized an additional $2.6 million in 2008 for other related costs, consisting primarily of consulting fees, which are reported as other operating expenses in the statements of consolidated income.

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

Network Re-Engineering

In November 2008, Con-way Freight completed a major network re-engineering to reduce service exceptions, improve on-time delivery and bring faster transit times while deploying a lower-cost, more efficient service center network better aligned to customer needs and business volumes. The re-engineering did not change Con-way Freight’s service coverage, but did involve the closure of approximately 40 service centers, with shipment volumes from closing locations redistributed and balanced among more than 100 nearby service centers.

The following table summarizes the effect of the network re-engineering for the year ended December 31, 2008:

		Facility and
	Employee-	Lease-	Asset-
	Separation	Termination	Impairment
	Costs	Costs	Charges	Total
	(Dollars in thousands)

2008 restructuring charges	$5,644	$7,748	$1,634	$15,026
Cash payments	(5,385)	(535)	—	(5,920)
Write-offs	—	—	(1,634)	(1,634)

Balance at December 31, 2008	$259	$7,213	$—	$7,472

Total expense recognized to date	$5,644	$7,748	$1,634	$15,026
Expected remaining expenses	1,400	—	—	1,400

The expected remaining expenses for the network re-engineering relate primarily to employee relocation and will be expensed as incurred.

Economic Workforce Reduction

In response to a decline in year-over-year business volumes that accelerated during the fourth quarter of 2008, Con-way Freight reduced its workforce by 1,450 positions in December 2008. In addition to reducing the workforce at operating locations, the reduction also eliminated positions at Con-way Freight’s general office and administrative center, and included a realignment of its area and regional division structure to streamline management.

The following table summarizes the effect of the workforce reduction for the year ended December 31, 2008:

Employee-Separation Costs
(Dollars in thousands)

2008 restructuring charges	$5,453
Cash payments	(3,711)

Balance at December 31, 2008	$1,742

Total expense recognized to date	$5,453
Expected remaining expenses	900

The expected remaining expenses for the workforce reduction relate primarily to employee relocation and will be expensed as incurred.

Con-way Truckload

In connection with the acquisition of CFI, as more fully discussed in Note 2, “Acquisitions,” Con-way in September 2007 integrated the former truckload operation with the CFI business unit. In connection with the integration, Con-way closed the general office of the pre-acquisition truckload business unit and incurred a $1.5 million restructuring charge in 2007, primarily for costs related to employee separation, lease termination and asset impairment. Con-way completed the Con-way Truckload reorganization in 2007.

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	Discontinued Operations

Discontinued operations in the periods presented relate to (1) the closure of Con-way Forwarding in 2006, (2) the sale of Menlo Worldwide Forwarding, Inc. and its subsidiaries and Menlo Worldwide Expedite!, Inc. (collectively “MWF”) in 2004, (3) the shut-down of Emery Worldwide Airlines, Inc. (“EWA”) in 2001 and the termination of its Priority Mail contract with the USPS in 2000, and (4) the spin-off of Consolidated Freightways Corporation (“CFC”) in 1996. The results of operations and cash flows of discontinued operations have been segregated from continuing operations.

Results of discontinued operations are summarized below:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Revenues
Con-way Forwarding	$—	$—	$21,699

Loss from Discontinued Operations
Con-way Forwarding
Loss before income tax benefit	$—	$—	$(2,963)
Income tax benefit	—	—	1,034

	$—	$—	$(1,929)

Gain (Loss) from Disposal, net of tax
Con-way Forwarding	$15	$88	$(4,162)
MWF	174	(183)	1,246
EWA	7,960	2,325	(1,188)
CFC	177	(3,093)	(166)

	$8,326	$(863)	$(4,270)

Con-way Forwarding

In 2006, Con-way closed the operations of its domestic air freight forwarding business known as Con-way Forwarding. The decision to close the business unit was made following management’s review of the unit’s competitive position and its prospects in relation to Con-way’s long-term strategies. As a result of the closure, Con-way in 2006 recognized net losses of $4.2 million (net of $3.0 million of tax benefits) for the write-off of non-transferable capitalized software and other assets, a loss related to non-cancelable operating leases, and other costs. Following the closure, the results from Con-way Forwarding related to adjustments to loss estimates.

MWF

In 2004, Con-way and MW sold to United Parcel Service, Inc. (“UPS”) all of the issued and outstanding capital stock of MWF. Con-way agreed to indemnify UPS against certain losses that UPS may incur after the closing of the sale with certain limitations. Any losses related to these indemnification obligations or any other costs, including any future cash expenditures related to the sale that have not been estimated and recognized, will be recognized in future periods as an additional loss from disposal when and if incurred. In the periods presented, the results from MWF related to adjustments to loss estimates.

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

EWA

In the periods presented, results from EWA reflect gains related to the recovery of prior losses, as more fully discussed below, and adjustments to loss estimates. Due primarily to the resolution of labor matters in 2008, EWA’s estimated loss reserves of $3.3 million at December 31, 2007 were eliminated, as described below.

In connection with the cessation of its air-carrier operations in 2001, EWA terminated the employment of all of its pilots and flight crewmembers. Those pilots and crewmembers were represented by the Air Line Pilots Association (“ALPA”) under a collective bargaining agreement. Subsequently, ALPA filed grievances on behalf of the pilots and flight crewmembers protesting the cessation of EWA’s air-carrier operations and MWF’s use of other air carriers. These matters have been the subject of litigation in U.S. District Court and state court in California, including litigation brought by ALPA and by former EWA pilots and crewmembers no longer represented by ALPA. On June 30, 2006, EWA, for itself and for Con-way Inc. and Menlo Worldwide Forwarding, Inc. (“MWF, Inc.”), concluded a final settlement of the California state court litigation. Under the terms of the settlement, plaintiffs received a cash payment of $9.2 million from EWA, and the lawsuit was dismissed with prejudice. On August 8, 2006, EWA paid $10.9 million to settle the U.S. District Court litigation brought by ALPA that finally concluded litigation with former EWA pilots and flight crewmembers still represented by ALPA as of that date. The cash settlements reduced by an equal amount EWA’s estimated loss reserve applicable to the grievances filed by ALPA.

Two additional actions were brought by groups of former EWA pilots and flight crewmembers no longer represented by ALPA. One action brought in federal court in Ohio in February 2007 was settled in April 2008 for $627,000. In the second action, which was ordered by the court to binding arbitration, the arbitrator granted EWA’s motion to dismiss the arbitration in April 2008. The arbitrator’s decision is now final, and accordingly, a $1.6 million gain (net of tax of $1.0 million) was recognized to eliminate the previously accrued reserves associated with the contingency.

In October 2008, Con-way and one of its insurers entered into an agreement providing for the settlement of coverage litigation brought by the insurer against Con-way, in response to Con-way’s request for reimbursement of amounts Con-way paid in settlement of the actions described above. In connection with this settlement agreement, Con-way received a $10.0 million payment in November 2008 and recognized a gain of $6.3 million (net of tax of $3.7 million) in the fourth quarter of 2008. In the first quarter of 2007, Con-way received a $5.0 million payment from an insurer and recognized a gain of $3.1 million (net of tax of $1.9 million) that related to a recovery of prior losses.

CFC

In 1996, Con-way completed the spin-off of CFC to Con-way’s shareholders. In connection with the spin-off of CFC, Con-way agreed to indemnify certain states, insurance companies and sureties against the failure of CFC to pay certain workers’ compensation, tax and public liability claims that were pending as of September 30, 1996. In the periods presented, Con-way’s losses related to CFC were due to revisions of estimated losses related to indemnified workers’ compensation liabilities.

In 2008, the results of CFC include $8.0 million of payments received by Con-way related to CFC’s bankruptcy proceedings and an $8.0 million payment made by Con-way under the terms of its settlement with Central States, Southeast and Southwest Areas Pension Funds (“Central States”), as more fully discussed below and in Note 14, “Commitments and Contingencies.” In connection with these payments, Con-way recognized a gain of $0.4 million (net of tax of $0.2 million).

Following CFC’s bankruptcy filing in September 2002, Con-way filed a number of proofs of claims against the CFC bankruptcy estate, resulting in a total of $35.8 million of allowed claims against the estate. In November 2008, Con-way received a payment of $5.0 million with respect to its allowed claims. In addition to the distribution received from the CFC bankruptcy estate, in October 2008 Con-way received a payment of $3.0 million from the proceeds of the sale of the assets of CFC’s Canadian subsidiaries, which were not included as debtors in CFC’s

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

U.S. bankruptcy proceedings. Under the terms of its settlement with Central States, Con-way agreed to instruct the trustee of the CFC bankruptcy estate to deliver to Central States all future payments on account of Con-way’s allowed claims. As a result, Con-way will receive no further distributions from the CFC bankruptcy estate.

5.	Sale of Unconsolidated Joint Venture

Vector SCM, LLC (“Vector”) was a joint venture formed with General Motors (“GM”) in 2000 for the purpose of providing logistics management services on a global basis for GM, and for customers in addition to GM.

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

Transition and Related Services

Pursuant to a closing agreement, GM and Con-way specified the transition services, primarily accounting assistance, and the compensation amounts for such services, provided to GM through December 31, 2008. In addition, Con-way provides GM certain information-technology support services. Under these agreements, Menlo Worldwide Logistics reported revenue of $11.2 million in 2008 and $10.9 million in 2007, primarily for information-technology services provided to GM.

Summarized Financial Information for Vector

The table below summarizes results of operations of Vector. Vector’s segment results prior to June 30, 2006 include the proportionate share of Vector’s net income, and subsequent to June 30, 2006, include only profits associated with the settlement of business-case activity related to the periods prior to June 30, 2006.

Six Months
Ended
June 30, 2006
(Dollars in thousands)

Revenues	$43,349
Operating Income	13,301
Income Before Income Taxes	14,173
Net Income	10,420

6.	Fair-Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair-Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair-value measurements and does not require any new fair-value measurements. In February 2008, the FASB issued FASB Staff Position SFAS 157-2 (“FSP SFAS 157-2”). FSP SFAS 157-2 delays the effective date of the application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis, until fiscal years beginning after November 15, 2008, and interim periods within those years, which for Con-way is the first quarter of 2009. Con-way adopted SFAS 157 effective January 1, 2008, except for the provisions that were delayed

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

by FSP SFAS 157-2. Nonfinancial assets for which Con-way has not applied the provisions of SFAS 157 include those measured at fair value in the impairment testing of goodwill and intangible assets and those initially measured at fair value in a business combination, but not measured at fair value in subsequent periods. In October 2008, the FASB issued FASB Staff Position SFAS 157-3 (“FSP SFAS 157-3”) to clarify the application of SFAS No. 157 when the market for a financial asset is not active. Con-way’s adoption of this FSP did not have a material effect on Con-way’s financial statements for the periods presented.

SFAS 157 requires that assets and liabilities reported at fair value be classified in one of the following three levels:

Level 1:	Quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs that are not corroborated by market data

The following table summarizes the valuation of financial instruments by the SFAS 157 levels:

	December 31, 2008
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Cash and cash equivalents	$278,253	$278,253	$—	$—
Marketable securities	6,726	14	—	6,712

Cash and cash equivalents consist of short-term interest-bearing instruments with maturities of three months or less at the date of purchase. The carrying amount of these instruments approximates their fair value due to their short maturity.

At December 31, 2008, Con-way’s marketable securities consisted mostly of one auction-rate security with a par value of $7.5 million. The liquidity of auction-rate securities has been adversely affected by auction failures that have prevented investors from selling the securities on predetermined auction dates. Accordingly, Con-way reclassified the auction-rate security from current marketable securities to long-term marketable securities. Due to the lack of quoted market prices at December 31, 2008, Con-way’s auction-rate security was valued with an income approach that utilized a discounted cash flow model.

Due primarily to liquidity issues in the auction-rate markets, the fair value of Con-way’s auction-rate security declined below par at December 31, 2008. As a result, Con-way recorded a $0.8 million decline in the carrying value of marketable securities with an equal and offsetting unrealized loss in accumulated other comprehensive income (loss). Con-way has evaluated the unrealized loss and concluded that the decline in fair value is temporary.

The following table summarizes the change in fair values of financial instruments valued using Level 3 inputs:

Marketable Securities
(Dollars in thousands)

Balance at December 31, 2007	$—
Transfer in from Level 2	7,500
Unrealized loss	(788)

Balance at December 31, 2008	$6,712

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

7.	Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2008	2007
	(Dollars in thousands)

Compensated absences	$81,064	$74,408
Employee benefits	48,591	56,290
Wages and salaries	26,845	32,012
Taxes other than income taxes	20,624	23,771
Interest	20,460	6,681
Incentive compensation	14,229	33,957
Other	46,537	31,134

Total accrued liabilities	$258,350	$258,253

8.	Debt and Other Financing Arrangements

Long-term debt and guarantees consisted of the following:

	December 31,
	2008	2007
	(Dollars in thousands)

Mortgage note payable, 7.63%, due 2008 (interest payable monthly)	$—	$2,004
Primary DC Plan Notes guaranteed, 8.54%, due 2009 (interest payable semi-annually)	22,700	43,400
Promissory note, 6.00%, due 2009 (interest paid quarterly)	1,100	1,100
8 7/8% Notes due 2010 (interest payable semi-annually)	200,000	200,000
Fair market value adjustment	8,463	14,420
Discount	(235)	(394)

	208,228	214,026
7.25% Senior Notes due 2018 (interest payable semi-annually)	425,000	425,000
6.70% Senior Debentures due 2034 (interest payable semi-annually)	300,000	300,000
Discount	(7,004)	(7,104)

	292,996	292,896

	950,024	978,426
Less current maturities	(23,800)	(22,704)

Long-term debt and guarantees	$926,224	$955,722

Revolving Credit Facility:  Con-way has a $400 million revolving credit facility that matures on September 30, 2011. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to $400 million. At December 31, 2008 and 2007, no borrowings were outstanding under the revolving credit facility. At December 31, 2008, $208.1 million of letters of credit were outstanding, with $191.9 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions to borrowing. The total letters of credit outstanding at December 31, 2008 provided collateral for Con-way’s self-insurance programs.

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Other Credit Facilities and Short-term Borrowings:  Con-way had other uncommitted unsecured credit facilities totaling $74.0 million at December 31, 2008, which are available to support borrowings, letters of credit, bank guarantees and overdraft facilities. On that same date, $22.8 million of bank guarantees, letters of credit and overdraft facilities, and $7.5 million of short-term borrowings were outstanding, leaving $43.7 million of available capacity. Excluding the non-interest bearing borrowings described below, the weighted average interest rate on the short-term borrowings was 5.6% and 2.9% at December 31, 2008 and December 31, 2007, respectively.

Of the short-term borrowings outstanding at December 31, 2008, $3.3 million in non-interest bearing borrowings related to a credit facility that Menlo Worldwide Logistics utilizes for one of its logistics contracts. Borrowings under the facility related to amounts the financial institution paid to vendors on behalf of Menlo Worldwide Logistics.

Mortgage Note Payable:  Con-way’s mortgage note payable was repaid in February 2008.

Primary DC Plan Notes:  Con-way guaranteed the notes issued by Con-way’s Retirement Savings Plan, a voluntary defined contribution retirement plan that is more fully discussed in Note 12, “Employee Benefit Plans.” Con-way repaid the $22.7 million outstanding under the Series B notes at maturity in January 2009.

Promissory Note:  In connection with Con-way’s acquisition of CFI, Con-way assumed a $1.1 million promissory note that bears interest of 6.0% and is due in full on December 31, 2009.

8 7/8% Notes due 2010:  The $200 million aggregate principal amount of 8 7/8% Notes contain certain covenants limiting the incurrence of additional liens. Prior to their termination in December 2002, Con-way had designated four interest-rate swap derivatives as fair-value hedges to mitigate the effects of interest-rate volatility on the fair value of Con-way’s 8 7/8% Notes. At the termination date, the $39.8 million estimated fair value of these fair-value hedges was offset by an equal increase to the carrying amount of the hedged fixed-rate long-term debt. The $39.8 million cumulative adjustment of the carrying amount of the 8 7/8% Notes is accreted to future earnings at the effective interest rate until the debt is extinguished, at which time any unamortized fair-value adjustment would be fully recognized in earnings. Including accretion of the fair-value adjustment and amortization of a discount, interest expense on the 8 7/8% Notes Due 2010 is recognized at an annual effective interest rate of 5.6%.

7.25% Senior Notes due 2018:  In August 2007, Con-way borrowed $425.0 million under a bridge-loan facility to fund a portion of the purchase price of CFI. In December 2007, Con-way issued $425.0 million of 7.25% Senior Notes and used the net proceeds of the offering and cash on hand to repay all amounts outstanding under the bridge-loan facility. In connection with the issuance of the 7.25% Senior Notes, Con-way capitalized $4.0 million of underwriting fees and related debt costs, which are amortized on the effective-interest method. The 7.25% Senior Notes bear interest at a rate of 7.25% per year, payable semi-annually on January 15 and July 15 of each year. Con-way may redeem the 7.25% Senior Notes, in whole or in part, on not less than 30 nor more than 60-days notice, at a redemption price equal to the greater of (i) the principal amount being redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, discounted at the redemption date on a semi-annual basis at the rate payable on a Treasury note having a comparable maturity plus 50 basis points. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) the incurrence of additional subsidiary indebtedness.

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

Holders of the 7.25% Senior Notes have the right to require Con-way to repurchase the notes if, upon the occurrence of both (i) a change in control, and (ii) a below investment-grade rating by any two of Moody’s, Standard and Poor’s or Fitch Ratings. The repurchase price would be equal to 101% of the aggregate principal amount of the notes repurchased plus any accrued and unpaid interest.

Senior Debentures due 2034:  The $300 million aggregate principal amount of Senior Debentures bear interest at the rate of 6.70% per year, payable semi-annually on May 1 and November 1 of each year. Con-way may redeem the Senior Debentures, in whole or in part, on not less than 30 nor more than 60-days notice, at a redemption price equal to the greater of (i) the principal amount being redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Debentures being redeemed, discounted at the redemption date on a semi-annual basis at the rate payable on a Treasury note having a comparable maturity plus 35 basis points. The Senior Debentures were issued under an indenture that restricts Con-way’s ability, with certain exceptions, to incur debt secured by liens. Including amortization of a discount, interest expense on the 6.70% Senior Debentures Due 2034 is recognized at an annual effective interest rate of 6.90%.

Other:  Con-way’s consolidated interest expense as presented in the statements of consolidated income is net of capitalized interest of $645,000 in 2008, $514,000 in 2007 and $917,000 in 2006. The aggregate annual maturities of long-term debt and guarantees for the next five years ending December 31 are $23.8 million in 2009 and $200.0 million in 2010, with no principal payments due in 2011, 2012 or 2013.

At December 31, 2008, Con-way’s senior unsecured debt was rated as investment grade by Standard and Poor’s (BBB-), Fitch Ratings (BBB) and Moody’s (Baa3). On February 27, 2009, Fitch Ratings changed its rating of Con-way to BBB-.

As of December 31, 2008 and 2007, the estimated fair value of long-term debt was $900 million and $1.1 billion, respectively. Fair values were estimated based on current rates offered for debt with similar terms and maturities.

9.	Leases

Con-way and its subsidiaries are obligated under non-cancelable operating leases for certain facilities, equipment and vehicles. Certain leases also contain provisions that allow Con-way to extend the leases for various renewal periods. Future minimum lease payments with initial or remaining non-cancelable lease terms in excess of one year, at December 31, 2008, were as follows:

Operating Leases
(Dollars in thousands)

Year ending December 31:
2009	$69,655
2010	53,532
2011	37,014
2012	23,601
2013	13,087
Thereafter (through 2018)	30,908

Total minimum lease payments	$227,797

Future minimum lease payments in the table above are net of $5.6 million of sublease income expected to be received under non-cancelable subleases.

In June 2008, Menlo Worldwide Logistics entered into agreements to sell and lease back two warehouses located in Singapore. In connection with the sale of the warehouses, Menlo Worldwide Logistics received $40.4 million. The remaining unamortized gain, $16.4 million at December 31, 2008, is classified as a deferred credit in the consolidated balance sheets and will be amortized as a reduction to lease expense over the ten-year term

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

of the leases. Each lease contains an option to renew for an additional five-year term. Future minimum payments of $38.0 million associated with these leases are included in the table above.

Rental expense for operating leases comprised the following:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Minimum rentals	$97,458	$82,946	$78,108
Sublease rentals	(3,864)	(3,795)	(3,022)

	$93,594	$79,151	$75,086

10.	Income Taxes

The components of the provision for income taxes were as follows:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Current provision
Federal	$20,040	$51,721	$92,834
State and local	5,772	6,629	14,429
Foreign	3,418	1,936	2,390

	29,230	60,286	109,653

Deferred provision (benefit)
Federal	42,757	26,168	10,346
State and local	2,949	2,355	(21)
Foreign	(5,442)	62	—

	40,264	28,585	10,325

	$69,494	$88,871	$119,978

Income taxes have been provided for foreign operations based upon the various tax laws and rates of the countries in which operations are conducted. The components of income before income taxes were as follows:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

U.S. sources	$184,068	$239,706	$387,045
Non-U.S. sources	(49,151)	2,940	5,264

	$134,917	$242,646	$392,309

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

Con-way’s income-tax provision varied from the amounts calculated by applying the U.S. statutory income tax rate to the pretax income as shown in the following reconciliation:

	Years Ended
	December 31,
	2008	2007	2006

Federal statutory tax rate	35.0%	35.0%	35.0%
State income tax rate, net of federal income tax benefit	5.3	2.9	2.9
Foreign taxes in excess of U.S. statutory rate	1.7	0.4	0.1
Non-deductible operating expenses and tax-exempt income	1.7	0.2	—
U.S. tax on foreign income, net of foreign tax credits	1.0	—	(0.2)
Non-deductible goodwill impairment and write-down of acquisition- related receivable	9.5	—	—
Utilization of capital-loss carryforward	(0.2)	—	(4.5)
IRS settlement	—	—	(3.0)
Fuel tax credit	(2.1)	(1.2)	—
Other, net	(0.4)	(0.7)	0.3

Effective income tax rate	51.5%	36.6%	30.6%

The tax provision in 2008 was adversely affected primarily by the non-deductible goodwill impairment charge and write-down of an acquisition-related receivable, and by lower income before income taxes, which increases the percentage effect of permanent and discrete items.

The components of deferred tax assets and liabilities related to the following:

	December 31,
	2008	2007
	(Dollars in thousands)

Deferred tax assets
Employee benefits	$301,023	$93,616
Self-insurance accruals	47,140	46,836
Capital-loss carryforwards	29,772	29,898
Operating-loss carryforwards	3,718	8,768
Tax-credit carryforwards	6,717	5,216
Share-based compensation	7,825	6,814
Other	25,740	18,510
Valuation allowance	(37,310)	(41,599)

	384,625	168,059

Deferred tax liabilities
Property, plant and equipment	251,858	225,582
Prepaid expenses	21,059	16,760
Revenue	10,463	9,726
Other	8,974	11,051

	292,354	263,119

Net deferred tax asset (liability)	$92,271	$(95,060)

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred tax assets and liabilities in the consolidated balance sheets are classified as current or non-current based on the related asset or liability creating the deferred tax. Deferred taxes not related to a specific asset or liability are classified based on the estimated period of reversal.

Con-way recorded valuation allowances of $37.3 million and $41.6 million as of December 31, 2008 and 2007, respectively, against deferred tax assets principally associated with capital losses, net operating losses and tax credits, as management believes it is not more likely than not that these assets will be realized. For all other deferred tax assets, management believes it is more likely than not that the results of future operations will generate taxable income of a sufficient amount and type to realize these deferred tax assets.

Income tax receivables of $24.0 million and $7.6 million were included in other accounts receivable in Con-way’s consolidated balance sheets at December 31, 2008 and 2007, respectively.

In June 2006 and October 2005, Con-way entered into settlement agreements with the Internal Revenue Service (“IRS”), pursuant to which the parties settled various issues related to an audit of the years 1995 through 2002. Con-way eliminated related tax liabilities previously recognized for these issues, resulting in tax benefits that reduced Con-way’s tax provision by $12.1 million in 2006.

Con-way’s sale of MWF in 2004 generated a capital loss for tax purposes. Under current tax law, capital losses can only be used to offset capital gains. Since Con-way did not forecast any significant taxable capital gains in the five-year tax carryforward period, the $40.8 million cumulative sale-related tax benefit was fully offset by a valuation allowance of an equal amount. The remaining sale-related capital-loss carryforward at December 31, 2008 and 2007 was $29.8 million and $29.9 million, respectively, and the associated valuation allowance at those dates was $29.5 million and $29.9 million, respectively. Of the remaining $29.8 million of capital-loss carryforwards at December 31, 2008, $28.7 million will expire at year-end 2009 and $1.1 million will expire at year-end 2010.

At December 31, 2008, Con-way also has $3.7 million of operating-loss carryforwards and $6.7 million of tax-credit carryforwards, which are available to reduce federal, state and foreign income taxes in future years. These deferred tax assets have been reduced by a valuation allowance of $6.2 million based on Con-way’s current uncertainty over whether it will generate sufficient state and foreign taxable income to fully utilize these carryforwards.

The cumulative undistributed earnings of Con-way’s foreign subsidiaries (approximately $29.9 million at December 31, 2008), which if remitted, are subject to withholding tax, have been indefinitely reinvested in the respective foreign subsidiaries’ operations until it becomes advantageous for tax or foreign exchange reasons to remit these earnings. Therefore, no withholding or U.S. taxes have been provided on this amount. The amount of withholding tax that would be payable on remittance of the undistributed earnings would approximate $1.5 million.

Uncertain Tax Positions

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS 109” (“FIN 48”) clarifies the accounting for uncertainty in tax positions. FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Tax positions shall be recognized in the financial statements only when it is more likely than not that the position will be sustained upon examination by a taxing authority. If the position meets the more-likely-than-not criteria, it should be measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. It requires previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold to be derecognized in the first subsequent financial reporting period in which the threshold is no longer met.

Con-way adopted the provisions of FIN 48 on January 1, 2007. As of the adoption date, Con-way reported gross tax-affected unrecognized tax benefits of $7.6 million, including $1.2 million of accrued interest and penalties

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

related to the unrecognized tax benefits. Con-way classifies interest and penalties expense related to income taxes as a component of income tax expense. As of the adoption date, Con-way estimated that $5.4 million of the unrecognized tax benefits, if recognized, would change the effective tax rate.

During 2007, Con-way’s estimate of gross tax-affected unrecognized tax benefits increased to $15.2 million (including $5.4 million of accrued interest and penalties), due primarily to liabilities assumed with Con-way’s acquisition of CFI and Chic Logistics. During 2008, the estimate increased to $25.3 million (including $8.2 million of accrued interest and penalties), and was due to changes in estimates of liabilities assumed in connection with Con-way’s acquisition of Chic Logistics and accruals for uncertain tax positions, interest and penalties.

At December 31, 2008 and 2007, Con-way estimated that $14.0 million and $3.7 million, respectively, of the unrecognized tax benefits, if recognized, would change the effective tax rate. During 2008, $1.3 million of interest and penalties were included in income tax expense, while the amount of interest and penalties included in income tax expense was not material during 2007.

The following summarizes the changes in the unrecognized tax benefits during the year, excluding interest and penalties:

(Dollars in thousands)

Balance at January 1, 2007	$6,362
Unrecognized tax benefits on acquisitions	4,386
Gross decreases — prior-period tax positions	(273)
Gross increases — current-period tax positions	500
Settlements	(324)
Lapse of statute of limitations	(858)

Balance at December 31, 2007	9,793
Unrecognized tax benefits on acquisitions	5,893
Gross increases — prior-period tax positions	963
Gross decreases — prior-period tax positions	(191)
Gross increases — current-period tax positions	2,440
Settlements	(1,247)
Lapse of statute of limitations	(575)

Balance at December 31, 2008	$17,076

In the normal course of business, Con-way is subject to examination by taxing authorities throughout the world. The years subject to examination in the relevant jurisdictions include 2005 to 2008 for federal income taxes, 2003 to 2008 for state and local income taxes, and 1999 to 2008 for foreign income taxes. Where no tax return has been filed, no statute of limitations applies. Accordingly, if a tax jurisdiction reaches a conclusion that a filing requirement does exist, then additional years may be reviewed by the tax authority.

Con-way is currently under audit by the Internal Revenue Service for the tax years 2005 to 2007. Management does not expect those years to be effectively settled within the next 12 months. Although the outcome of tax audits is uncertain and could result in significant cash payments, it is the opinion of management that the ultimate outcome of this audit will not have a material adverse effect on Con-way’s financial condition, results of operations or cash flows. Con-way is also currently under audit in numerous state and non-US tax jurisdictions, and management expects that, in the next 12 months, it is reasonably possible that the total of unrecognized tax benefits will decrease in the range of $1.8 million to $2.4 million, primarily due to settlement agreements Con-way expects to reach with various states regarding unfiled tax returns for CFI, which relate to periods prior to Con-way’s acquisition.

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

11.	Shareholders’ Equity

Series B Preferred Stock:  In 1989, the Board of Directors designated a series of 1,100,000 preferred shares as Series B Cumulative Convertible Preferred Stock, $.01 stated value, which is held by the Con-way Retirement Savings Plan. The preferred stock is convertible into common stock, as described in Note 12, “Employee Benefit Plans,” at the rate of 4.71 shares for each share of preferred stock subject to antidilution adjustments in certain circumstances and ranks senior to Con-way’s common stock. Holders of the preferred stock are entitled to vote with the common stock and are entitled to a number of votes in such circumstances equal to the product of (a) 1.3 multiplied by (b) the number of shares of common stock into which the preferred stock is convertible on the record date of such vote. Holders of the preferred stock are also entitled to vote separately as a class on certain other matters. The plan trustee is required to vote the allocated shares based upon instructions from the participants; unallocated shares are voted in proportion to the voting instructions received from the participants with allocated shares.

Accumulated Other Comprehensive Income (Loss):  Con-way reports all changes in equity, except those resulting from investment by owners and distribution to owners, as comprehensive income (loss) in the statements of consolidated shareholders’ equity. The following is a summary of the components of accumulated other comprehensive income (loss):

	December 31,
	2008	2007
	(Dollars in thousands)

Accumulated foreign currency translation adjustments	$(1,716)	$(12)
Unrealized loss on available-for-sale security, net of deferred tax benefit of $307	(481)	—
Employee benefit plans, net of deferred tax benefit of $237,977 and $8,874, respectively	(372,377)	(13,880)

Accumulated other comprehensive income (loss)	$(374,574)	$(13,892)

Common Stock Repurchase Programs:  In the periods presented, common stock repurchases of $89.9 million in 2007 and $350.2 million in 2006 were made under repurchase programs authorized by Con-way’s Board of Directors.

12.	Employee Benefit Plans

In the periods presented, employees of Con-way and its subsidiaries in the U.S. were covered under several retirement benefit plans, including defined benefit pension plans, defined contribution retirement plans and a postretirement medical plan. Con-way’s defined benefit pension plans include “qualified” plans that are eligible for certain beneficial treatment under the Internal Revenue Code (“IRC”), as well as “non-qualified” plans that do not meet IRC criteria.

In October 2006, Con-way’s Board of Directors approved changes to Con-way’s retirement benefits plans that are intended to preserve the retirement benefits earned by existing employees under Con-way’s primary qualified defined benefit pension plan (the “Primary DB Plan”) and its primary non-qualified supplemental defined benefit pension plan (the “Supplemental DB Plan”), while expanding benefits earned under its primary defined contribution plan (the “Primary DC Plan”) and a new supplemental defined contribution plan (the “Supplemental DC Plan”). The major provisions of the plan amendments, which increase expense related to the Primary DC Plan and eliminate the future service cost associated with the Primary DB Plan and the Supplemental DB Plan, were effective on January 1, 2007.

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

Adoption of SFAS 158

SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SFAS 87, 88, 106, and 132R” requires employers to measure plan assets and obligations as of the end of the fiscal year and recognize the overfunded or underfunded status of its defined benefit plans as an asset or liability, respectively. Con-way adopted the recognition and disclosure provisions of SFAS 158 effective December 31, 2006 and the measurement-date provision effective on January 1, 2007.

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

Con-way also sponsors non-qualified defined benefit pension plans (collectively, the “Non-Qualified Pension Plans”) consisting mostly of the Supplemental DB Plan and several other unfunded non-qualified benefit plans. The Supplemental DB Plan provides additional benefits for certain employees who are affected by IRC limitations on compensation eligible for benefits available under the qualified Primary DB Plan.

Some of Con-way’s foreign subsidiaries sponsor defined benefit pension plans that have a comparatively insignificant effect on Con-way’s consolidated financial statements. Accordingly, these international defined benefit pension plans are excluded from the disclosures below.

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

Plan Assets

Assets of the Qualified Pension Plans are managed to long-term strategic allocation targets. Those targets are developed by analyzing a variety of diversified asset-class combinations in conjunction with the projected liability, costs and liability duration of the Qualified Pension Plans. Asset allocation studies are generally conducted every 3 to 5 years and the targets are reviewed to determine if adjustments are required. Once allocation percentages are established, the portfolio is periodically rebalanced to those targets. The Qualified Pension Plans seek to mitigate investment risk by investing across asset classes.

The Qualified Pension Plans’ investment managers do not use market timing strategies and do not use financial derivative instruments to manage risk, except for financial futures and options or other instruments that are specifically approved by the Con-way Inc. Administrative Committee, or its designated representative. Generally, the investment managers are prohibited from short selling, trading on margin, trading commodities, warrants or other options, except when acquired as a result of the purchase of another security, or in the case of options, when sold as part of a covered position.

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

The assumption of 8.5% for the overall expected long-term rate of return in 2009 was developed using return, risk (defined as standard deviation), and correlation expectations. The return expectations are created using long-term historical returns and current market expectations for inflation, interest rates and economic growth.

	December 31,		2008
	2008	2007	Target Allocation

Asset Category:
Domestic equity	48%	58%	49%
International equity	17%	16%	20%
Fixed income	26%	18%	26%
Real estate	8%	7%	5%
Other	1%	1%	—

Total	100%	100%	100%

Con-way’s annual pension expense and contributions are based on actuarial computations at the actuarial plan measurement date in December of each year. Con-way’s funding practice is to evaluate its tax and cash position and the Qualified Pension Plans’ funded status to maximize the tax deductibility of its contributions for the year. Con-way expects to make a minimum contribution of $23.8 million to its Qualified Pension Plans in 2009; however, this could change based on changes in interest rates, asset returns and Employee Retirement Income Security Act (“ERISA”) requirements.

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

Funded Status of Defined Benefit Pension Plans

The following table reports the changes in the projected benefit obligation, the fair value of plan assets and the determination of the amounts recognized in the consolidated balance sheets for Con-way’s defined benefit pension plans at December 31:

	Qualified		Non-Qualified
	Pension Plans		Pension Plans
	2008	2007	2008	2007
	(Dollars in thousands)

Accumulated benefit obligation	$1,129,720	$1,000,174	$67,398	$67,033
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,068,182	$1,198,507	$70,066	$78,801
Adjustments due to adoption of SFAS 158 measurement-date provisions	—	(12,245)	—	(823)
Service cost — benefits earned during the year	96	109	—	—
Interest cost on projected benefit obligation	70,523	67,236	4,477	4,321
Actuarial loss (gain)	103,664	(155,387)	4,079	(7,713)
Benefits paid	(32,827)	(30,038)	(4,785)	(4,520)

Projected benefit obligation at end of year	$1,209,638	$1,068,182	$73,837	$70,066

Change in plan assets:
Fair value of plan assets at beginning of year	$1,157,221	$1,118,413	$—	$—
Adjustments due to adoption of SFAS 158 measurement-date provisions	—	9,088	—	—
Actual return on plan assets	(389,424)	47,058	—	—
Con-way contributions	10,000	12,700	—	—
Benefits paid	(32,827)	(30,038)	—	—

Fair value of plan assets at end of year	$744,970	$1,157,221	$—	$—

Funded status of the plans	$(464,668)	$89,039	$(73,837)	$(70,066)

Amounts recognized in the balance sheet consist of:
Other assets	$—	$89,039	$—	$—
Current liabilities	—	—	(4,945)	(4,948)
Long-term liabilities	(464,668)	—	(68,892)	(65,118)

Net amount recognized	$(464,668)	$89,039	$(73,837)	$(70,066)

Plans with an accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$1,104,492	$—	$67,398	$67,033
Fair value of plan assets	718,707	—	—	—
Plans with a projected benefit obligation in excess of plan assets:
Projected benefit obligation	$1,184,410	$—	$73,837	$70,066
Fair value of plan assets	718,707	—	—	—
Weighted-average assumptions as of December 31:
Discount rate	6.10%	6.60%	6.10%	6.60%
Expected long-term rate of return on assets	8.50%	8.50%	—	—
Rate of compensation increase	3.90%	4.20%	3.90%	4.20%

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

The amounts included in accumulated other comprehensive income (loss) that have not yet been recognized in net periodic benefit expense, consist of the following:

	Qualified		Non-Qualified
	Pension Plans		Pension Plans
	2008	2007	2008	2007
	(Dollars in thousands)

Actuarial loss	$(620,215)	$(30,162)	$(25,152)	$(23,022)
Prior-service credit	33,649	36,823	354	392
Deferred tax	228,761	(2,598)	9,671	8,826

	$(357,805)	$4,063	$(15,127)	$(13,804)

The actuarial loss and prior-service credit for the Qualified Pension Plans that will be amortized from accumulated other comprehensive income (loss) during 2009 is $15.9 million and $1.0 million, respectively. The actuarial loss for the Non-Qualified Pension Plans that will be amortized from accumulated other comprehensive income (loss) during 2009 is $0.6 million.

Following the plan amendments on January 1, 2007, participants are no longer considered active; as a result, these amounts will be amortized as expense (income) over the estimated average remaining life expectancy of 32.7 years for the inactive plan participants.

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

Net periodic benefit expense (income) and amounts recognized in other comprehensive income or loss for the years ended December 31 includes the following:

	Qualified			Non-Qualified
	Pension Plans			Pension Plans
	2008	2007	2006	2008	2007	2006
	(Dollars in thousands)

Net periodic benefit expense (income):
Service cost — benefits earned during the year	$96	$109	$62,365	$—	$—	$845
Interest cost on benefit obligation	70,523	67,236	65,861	4,477	4,321	4,495
Expected return on plan assets	(96,965)	(95,317)	(80,635)	—	—	—
Amortization of prior-service cost (credit)	(3,174)	(3,174)	810	(38)	(38)	(15)
Amortization of actuarial loss	—	—	8,389	1,949	2,085	2,395
Curtailment loss (gain)	—	—	1,689	—	—	(106)

Net periodic benefit expense (income)	$(29,520)	$(31,146)	$58,479	$6,388	$6,368	$7,614

Amounts recognized in other comprehensive income or loss Actuarial loss (gain)	$590,053	$(107,128)	N/A	$4,079	$(7,713)	N/A
Amortization of prior-service credit	3,174	3,174	N/A	38	38	N/A
Amortization of actuarial loss	—	—	N/A	(1,949)	(2,085)	N/A
Deferred tax	(231,359)	40,542	N/A	(845)	3,806	N/A

Loss (gain) recognized in other comprehensive income or loss	$361,868	$(63,412)	N/A	$1,323	$(5,954)	N/A

Total recognized in net periodic benefit expense (income) and other comprehensive income or loss	$332,348	$(94,558)	N/A	$7,711	$414	N/A

Weighted-average assumptions:
Discount rate	6.60%	5.95%	6.00%	6.60%	5.95%	6.00%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%	—	—	—
Rate of compensation increase	3.90%	4.20%	4.30%	3.90%	4.20%	4.30%

Expected benefit payments for the defined benefit pension plans are summarized below. These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.

	Qualified	Non-Qualified
	Pension Plans	Pension Plans
	(Dollars in thousands)

Year ending December 31:
2009	$36,856	$4,693
2010	39,588	4,679
2011	42,882	4,660
2012	46,655	4,692
2013	50,478	4,780
2014-2018	323,403	25,474

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

Defined Contribution Retirement Plan

The Con-way Retirement Savings Plan (“Primary DC Plan”) is a voluntary defined contribution plan with a leveraged employee-stock ownership plan feature, for non-contractual U.S. employees with salary deferral qualified under Section 401(k) of the IRC. In 1989, the Primary DC Plan borrowed $150.0 million to purchase 986,259 shares of preferred stock, which may only be held by the Primary DC Plan trustee or another plan trustee.

Con-way’s expense under the Primary DC Plan was $90.1 million in 2008, $88.2 million in 2007 and $15.9 million in 2006. At December 31, 2008 and 2007, Con-way had recognized accrued liabilities of $21.8 million and $21.9 million, respectively, for its contributions related to the Primary DC Plan.

The preferred stock earns a dividend of $12.93 per share that was used to pay debt service on the Primary DC Plan Notes. Dividends on these preferred shares were deductible for income tax purposes and, accordingly, are reflected net of their tax benefits in the statements of consolidated income. Allocation of preferred stock to participants’ accounts is based upon the ratio of the current year’s principal and interest payments to the total debt of the Primary DC Plan. Since Con-way guarantees the debt, it is reported in the consolidated balance sheets. The guarantees of the Primary DC Plan Notes are reduced as principal is paid. In January 2009, Con-way repaid the remaining $22.7 million outstanding under the Primary DC Plan Notes and, as a result, the remaining unallocated shares will be allocated to participants’ accounts during 2009.

Each share of preferred stock is convertible into common stock, upon an employee ceasing participation in the plan or upon election by the employee, at a rate generally equal to the number of shares of common stock that could be purchased for $152.10, but not less than the minimum conversion rate of 4.71 shares of common stock for each share of preferred stock.

Deferred compensation expense is recognized as the preferred shares are allocated to participants and is equivalent to the cost of the preferred shares allocated. Deferred compensation expense of $10.4 million, $10.7 million and $9.1 million was recognized in 2008, 2007 and 2006, respectively.

At December 31, 2008, the Primary DC Plan owned 523,911 shares of preferred stock, of which 455,305 shares have been allocated to employees. At December 31, 2008, the estimated fair value of the 68,606 unallocated shares was $11.3 million. At December 31, 2008, Con-way has reserved authorized and unissued common stock adequate to satisfy the conversion feature of the preferred stock.

In the periods presented, Con-way’s contributions to the Primary DC Plan include contributions of cash, allocations of Con-way preferred stock and open-market purchases of Con-way common stock from cash contributions by Con-way. Beginning in January 2009, contributions in the form of Con-way common stock will be made with re-purchased common stock (also referred to as treasury stock), reducing the amount of cash contributions made by Con-way.

Postretirement Medical Plan

Con-way sponsors a postretirement medical plan that provides health benefits to certain non-contractual employees at least 55 years of age with at least 10 years of service (the “Postretirement Plan”). The Postretirement Plan does not provide employer-subsidized retiree medical benefits for employees hired on or after January 1, 1993.

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

The following sets forth the changes in the benefit obligation and the determination of the amounts recognized in the consolidated balance sheets for the Postretirement Plan at December 31:

	2008	2007
	(Dollars in thousands)

Change in benefit obligation:
Projected and accumulated benefit obligation at beginning of year	$106,318	$128,048
Service cost — benefits earned during the year	2,283	2,809
Interest cost on projected benefit obligation	6,771	7,050
Actuarial gain	(8,926)	(19,052)
Participant contributions	2,180	1,863
Plan change	—	(4,458)
Benefits paid	(9,893)	(9,942)

Projected and accumulated benefit obligation at end of year	$98,733	$106,318

Funded status of the plan	$(98,733)	$(106,318)

Amounts recognized in the balance sheet consist of :
Current liabilities	$(7,475)	$(7,735)
Long-term liabilities	(91,258)	(98,583)

Net amount recognized	$(98,733)	$(106,318)

Discount rate assumption as of December 31	6.38%	6.25%

The amounts included in accumulated other comprehensive income (loss) that have not yet been recognized in net periodic benefit expense consist of the following:

	2008	2007
	(Dollars in thousands)

Actuarial loss	$(4,132)	$(14,231)
Prior-service credit	6,224	7,446
Deferred tax	(816)	2,646

	$1,276	$(4,139)

During 2009, prior-service credits of $1.2 million will be amortized from accumulated other comprehensive income (loss).

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

Net periodic benefit expense and amounts recognized in other comprehensive income or loss for the years ended December 31 includes the following:

	2008	2007	2006
	(Dollars in thousands)

Net periodic benefit expense:
Service cost — benefits earned during the year	$2,283	$2,809	$2,311
Interest cost on benefit obligation	6,771	7,050	7,142
Net amortization and deferral	(49)	2,475	2,456

Net periodic benefit expense	$9,005	$12,334	$11,909

Amounts recognized in other comprehensive income or loss:
Actuarial gain	$(8,926)	$(19,052)	N/A
Prior-service credit	—	(4,458)	N/A
Amortization of actuarial loss	(1,173)	(3,022)	N/A
Amortization of prior-service credit	1,222	547	N/A
Deferred tax	3,462	10,134	N/A

Gain recognized in other comprehensive income or loss	$(5,415)	$(15,851)	N/A

Total recognized in net periodic benefit expense and other comprehensive income or loss	$3,590	$(3,517)	N/A

Discount rate assumption at December 31:	6.25%	5.60%	5.75%

Expected benefit payments, which reflect expected future service, as appropriate, are summarized below. These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.

Benefit Payments
(Dollars in thousands)

Year ending December 31:
2009	$7,407
2010	7,776
2011	8,180
2012	8,406
2013	8,666
2014-2018	47,014

The assumed health-care cost trend rates used to determine the benefit obligation are as follows:

	2008	2007

Change in benefit obligation:
Health-care cost trend rate assumed for next year	8.25%	8.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2029	2017

Assumed health-care cost trends affect the amounts reported for Con-way’s postretirement benefits. A one-percentage-point change in assumed health-care cost trend rates would change the aggregate service and interest cost by approximately $0.3 million and the accumulated and projected benefit obligation by approximately $3.6 million.

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

Long-Term Disability Plan

Con-way sponsors a long-term disability plan to provide post-employment benefits to active full-time employees who are unable to return to work due to a covered injury or sickness. For qualified disabilities, covered employees receive monetary benefits for specified disability-related medical costs and a portion of lost wage or salary income. Employees hired prior to July 1, 2003 generally receive benefits until age 65 while benefit payments for employees hired on or after that date generally are limited to a 36-month period.

Con-way is self-insured for the substantial portion of benefit payments made under its long-term disability plan. The amount recognized as expense and the liability for Con-way’s long-term disability plan depends on the expected timing of benefit payments and the discount rate used to measure the present value of those future benefit payments. Con-way’s discount rate is a risk-free rate based on U.S. Treasury bonds with maturities that approximate the timing of future benefit payments. Based primarily on fluctuating market conditions, the risk-free discount rate used to measure the obligation declined to 1.55% at December 31, 2008 from 3.45% at December 31, 2007.

In Con-way’s consolidated balance sheets, the long-term and current-portion of the long-term disability-plan obligation is reported in employee benefits and accrued liabilities, respectively. At December 31, 2008, the long-term and current-portion of the obligation was $32.1 million and $13.6 million, respectively, and at December 31, 2007, was $29.1 million and $11.5 million, respectively. Expense associated with the long-term disability plan was $16.7 million in 2008, $6.6 million in 2007 and $5.7 million in 2006.

Other Compensation Plans

Con-way and each of its subsidiaries have adopted various plans relating to the achievement of specific goals to provide incentive compensation for designated employees. Total compensation earned by salaried participants of those plans was $10.3 million in 2008, $30.6 million in 2007 and $29.4 million in 2006 and by hourly participants was $2.8 million in 2008, $28.3 million in 2007 and $20.7 million in 2006.

13.	Share-Based Compensation

Under terms of the share-based compensation plans, Con-way grants various types of share-based compensation awards to employees and directors. The plans provide for awards in the form of stock options, nonvested stock (also known as restricted stock), and performance-share plan units.

Stock options are granted at prices equal to the market value of the common stock on the date of grant and expire 10 years from the date of grant. Generally, stock options are granted with three-year graded-vesting terms, under which one-third of the award vests each year. Certain option awards provide for accelerated vesting as a result of a change in control, qualifying retirement, death or disability (as defined in the stock option plans). Effective September 26, 2006, Con-way’s Compensation Committee established vesting provisions for new option awards that provide for immediate vesting of unvested shares upon retirement. Stock options issued before that date generally provide for continued vesting subsequent to the employee’s retirement.

Shares of nonvested stock are valued at the market price of Con-way’s common stock at the date of award. Awards granted to directors are generally granted with three-year graded-vesting terms, while awards granted to employees generally vest three years from the award date.

Performance-share plan units (“PSPUs”) are valued at the market price of Con-way’s common stock at the date of the award and vest three years from the grant date if certain performance criteria are achieved. The total number of shares the award recipients may collectively receive depends upon the achievement of certain performance criteria over a one- to three-year period. The 2007 award is subject to forfeiture if an award recipient leaves Con-way during the three-year period, while the 2008 award allows for pro rata vesting if the award recipient leaves Con-way as a result of death, disability or qualifying retirement. The amount of expense recorded each period is based on Con-way’s current estimate of the number of awards that will ultimately vest.

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2008, Con-way had 4,519,290 common shares available for the grant of stock options, nonvested stock, or other share-based compensation under its equity plans.

Con-way recognizes expense on a straight-line basis over the shorter of (1) the requisite service period stated in the award or (2) the period from the grant date of the award up to the employee’s retirement-eligibility date. The following expense was recognized for share-based compensation:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Salaries, wages and other employee benefits	$6,720	$11,235	$7,427
Deferred income tax benefit	(2,571)	(4,326)	(2,861)

Net share-based compensation expense	$4,149	$6,909	$4,566

Valuation Assumptions

The fair value of each stock option grant is estimated using the Black-Scholes option-pricing model. The following is a summary of the weighted-average assumptions used and the calculated weighted-average fair value:

	2008	2007	2006

Estimated fair value	$10.47	$12.15	$16.73
Risk-free interest rate	2.8%	4.5%	4.8%
Expected term (years)	4.00	4.00	4.50
Expected volatility	27%	27%	31%
Expected dividend yield	0.91%	0.86%	1.08%

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

Share-Based Payment Award Activity

The following table summarizes stock-option award activity for 2008:

	Stock Options
	Number of	Weighted-Average
	Options	Exercise Price

Outstanding at December 31, 2007	1,885,571	$41.74
Granted	538,988	44.17
Exercised	(323,870)	31.34
Expired or cancelled	(72,096)	44.56

Outstanding at December 31, 2008	2,028,593	$43.94

Exercisable at December 31, 2008	1,115,894	$42.24

	Outstanding	Exercisable

Weighted-average remaining contractual term	7.18 years	5.72 years
Aggregate intrinsic value (in thousands)	$73	$70

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

The aggregate intrinsic value reported in the table above represents the total pretax value, based on Con-way’s closing common stock price of $26.60 at December 31, 2008 that would have been received by employees and directors had all of the holders exercised their in-the-money stock options on that date. In 2008, 2007 and 2006, the aggregate intrinsic value of exercised options was $5.4 million, $4.4 million and $9.7 million, respectively. The total amount of cash received from the exercise of options in 2008, 2007 and 2006 was $10.1 million, $8.2 million and $12.2 million, respectively, and the related tax benefit realized from the exercise of options was $2.1 million, $1.5 million and $4.3 million, respectively.

The total unrecorded deferred compensation cost on stock options, net of forfeitures, was $5.3 million, which is expected to be recognized over a weighted-average period of 1.46 years.

The following table summarizes nonvested stock and PSPUs activity for 2008:

	Nonvested Stock		PSPUs
		Weighted-		Weighted-
		Average		Average
	Number of	Grant-Date	Number of	Grant-Date
	Awards	Fair Value	Awards	Fair Value

Outstanding at December 31, 2007	130,026	$46.35	141,335	$45.59
Awarded — Employees	131,018	44.43	124,018	42.93
Awarded — Directors	22,280	45.78	—	—
Vested	(55,811)	45.63	—	—
Forfeited	(14,195)	45.75	(133,111)	43.12

Outstanding at December 31, 2008	213,318	$45.35	132,242	$45.60

The total fair value of nonvested stock that vested in 2008, 2007 and 2006 was $2.4 million, $2.2 million and $3.1 million, respectively, based on Con-way’s closing common stock price on the vesting date. The total unrecorded deferred compensation cost on shares of nonvested stock, net of forfeitures, was $6.2 million, which is expected to be recognized over a weighted-average period of 1.65 years.

In 2008, Con-way determined that the performance criteria for the PSPU awards would not be met. As a result, Con-way did not recognize expense for PSPU awards in 2008 and reversed expense previously recognized in 2007. The 2008 award had a one-year measurement period and was forfeited in 2008. The outstanding shares at December 31, 2007 relate to the 2007 award, which has a three-year measurement period. The number of awards that ultimately vest can range from 0% to 200% of the awards outstanding depending upon the achievement of performance criteria.

14.	Commitments and Contingencies

Spin-Off of CFC

On December 2, 1996, Con-way completed the 100% spin-off of Consolidated Freightways Corporation (“CFC”) to Con-way’s shareholders. CFC was, at the time of the spin-off, a party to certain multiemployer pension plans covering some of its current and former employees. CFC’s cessation of its U.S. operations in connection with the filing of bankruptcy in 2002 was deemed to have resulted in CFC’s “complete withdrawal” (within the meaning of applicable federal law) from these multiemployer plans, and these plans subsequently assessed claims for such “withdrawal liabilities” against CFC, demanding that CFC pay them for the approximately $400 million that they determined to be CFC’s share of unfunded vested benefits obligations under those plans. Of the multi-employer funds assessing liability against CFC, Central States, Southeast and Southwest Areas Pension Fund (“Central States”) assessed withdrawal liability of approximately $319 million and New York States Teamsters Conference Pension and Retirement Fund (“NY Fund”) assessed withdrawal liability of approximately $31.9 million, of which approximately $19.8 million was recognized as an allowed claim in the CFC bankruptcy proceeding.

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

Central States

In July 2008, Central States advised Con-way that it wished to meet with Con-way to discuss the possible assessment of withdrawal liability against Con-way. To resolve uncertainties created by Central States’ contact, Con-way filed an arbitration demand and a federal lawsuit in August 2008 against the pension fund, and in October 2008 Con-way received a demand letter from Central States notifying Con-way of the assertion of withdrawal liability against it in the amount of $662 million (payable over a term of approximately 11 years.)

In December 2008, Con-way Inc. entered into a settlement and release agreement with Central States. Under the terms of the agreement, Con-way agreed to pay to Central States the sum of $8.0 million and, in addition, to instruct the trustee of the CFC bankruptcy estate to deliver to Central States all future payments on account of Con-way’s allowed claims against the bankruptcy estate. The agreement further provides for the release by Central States of all claims against Con-way related to contributions to any Central States pension fund or to withdrawal liability, and for the extinguishment of the $662 million withdrawal liability assessment made by Central States against Con-way. Con-way also agreed to dismiss with prejudice its federal lawsuit and withdraw its arbitration demand. The settlement agreement does not constitute an admission of liability by Con-way or any other person for any obligation released under the agreement.

NY Fund

Con-way received requests for information in 2002 and 2003 regarding the spin-off of CFC from NY Fund, and complied with those requests, providing the last of the requested documents in May 2003. In late 2008, over five years after Con-way responded to the requests, representatives of NY Fund advised Con-way that NY Fund may seek to hold Con-way liable for withdrawal liability in connection with Con-way’s 1996 spin-off of CFC. Con-way was advised informally by NY Fund’s counsel that NY Fund’s withdrawal liability claim as of February 2003, with interest to that date, exceeded $29 million It also appears that NY Fund was reserving the right to assert, presumably in lieu of and not in addition to the $29 million claim, that a “complete withdrawal” occurred on the date Con-way sold its former subsidiary to UPS in 2004 and that the amount of withdrawal liability is measurable as of that date, although Con-way was not informed of, nor did it have adequate information available to estimate, the amount of the withdrawal liability claim as of December 2004.

On January 16, 2009, in order to resolve uncertainties created by NY Fund’s recent contacts, Con-way filed an arbitration demand and a federal lawsuit against NY Fund. On February 24, 2009, Con-way entered into a settlement and release agreement with NY Fund. Under the terms of the agreement, Con-way agreed to pay to NY Fund the sum of $425,000. The agreement provides for the release by NY Fund of all claims against Con-way related to contributions to any NY Fund pension fund or to withdrawal liability. Con-way also agreed to dismiss with prejudice its federal lawsuit and withdraw its arbitration demand. The settlement agreement does not constitute an admission of liability by Con-way or any other person for any obligation released under the agreement.

Con-way continues to believe that its actions in connection with the CFC spin-off were proper and will continue to vigorously defend itself from any claims brought against it by multiemployer pension funds seeking to hold Con-way responsible for CFC’s withdrawal liabilities. However, there can be no assurance as to the outcome of any such litigation, given uncertainties inherent in such proceedings, including the possible application of adverse judicial decisions rendered in unrelated matters not involving Con-way. As a result of the matters discussed above, Con-way can provide no assurance that matters relating to the spin-off of CFC will not have a material adverse effect on Con-way’s financial condition, results of operations or cash flows.

Other

In February 2002, a lawsuit was filed against EWA in the District Court for the Southern District of Ohio, alleging violations of the Worker Adjustment and Retraining Notification Act (the “WARN Act”) in connection with employee layoffs and ultimate terminations due to the August 2001 grounding of EWA’s airline operations and

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

the shutdown of the airline operations in December 2001. The court subsequently certified the lawsuit as a class action on behalf of affected employees laid off between August 11 and August 15, 2001. The WARN Act generally requires employers to give 60-days notice, or 60-days pay and benefits in lieu of notice, of any shutdown of operations or mass layoff at a site of employment. The estimated range for potential loss on this matter is zero to approximately $9 million, including accrued interest. The lawsuit was tried in early January 2009 and the parties are awaiting a decision from the court.

Con-way is a defendant in various other lawsuits incidental to its businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material effect on Con-way’s financial condition, results of operations or cash flows.

15.	Segment Reporting

Con-way discloses segment information in the manner in which the business units are organized for making operating decisions, assessing performance and allocating resources. For financial reporting purposes, Con-way is divided into the following five reporting segments:

•	Freight. The Freight segment consists primarily of the operating results of the Con-way Freight business unit, which provides regional, inter-regional and transcontinental less-than-truckload freight services throughout North America.

•	Logistics. The Logistics segment consists of the operating results of the Menlo Worldwide Logistics business unit, which develops contract-logistics solutions, including the management of complex distribution networks and supply-chain engineering and consulting, and also provides multimodal freight brokerage services. The Logistics segment includes the results of Chic Logistics and Cougar Logistics for periods subsequent to their acquisition in the second half of 2007.

•	Truckload. The Truckload segment includes the operating results of the Con-way Truckload business unit. Con-way Truckload provides asset-based full-truckload freight services throughout North America, including services to and from Mexico. Following the acquisition of CFI in August 2007, the operating results of CFI are reported with the operating results of Con-way’s former truckload operation in the Truckload reporting segment.

•	Vector. Prior to its sale, the Vector reporting segment consisted of Con-way’s proportionate share of the net income from Vector, a joint venture with GM. GM purchased Con-way’s membership interest in Vector in December 2006.

•	Other. The Other reporting segment consists of the operating results of Road Systems, a trailer manufacturer, and certain corporate activities for which the related income or expense has not been allocated to other reporting segments.

Financial Data

Management evaluates segment performance primarily based on revenue and operating income (loss). Accordingly, interest expense, investment income and other non-operating items are not reported in segment results. Corporate expenses are generally allocated based on measurable services provided to each segment, or for general corporate expenses, based on segment revenue and capital employed. Inter-segment revenue and related operating income have been eliminated to reconcile to consolidated revenue and operating income. Transactions between reporting segments are generally made at cost, except for inter-segment revenue of Road Systems, which is intended to reflect the fair value of trailers manufactured by Road Systems and sold to Con-way Freight and Con-way Truckload.

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Revenues from External Customers
Freight	$3,015,959	$2,904,543	$2,852,909
Logistics	1,511,611	1,297,056	1,355,301
Truckload	505,201	172,674	7,145
Other	4,046	13,090	6,123

	$5,036,817	$4,387,363	$4,221,478

Inter-segment Revenue Eliminations
Freight	$55,056	$50,214	$62,370
Logistics	368	318	226
Truckload	160,516	87,063	71,064
Other	42,995	27,930	91,091

	$258,935	$165,525	$224,751

Revenues before Inter-segment Eliminations
Freight	$3,071,015	$2,954,757	$2,915,279
Logistics	1,511,979	1,297,374	1,355,527
Truckload	665,717	259,737	78,209
Other	47,041	41,020	97,214
Inter-segment Revenue Eliminations	(258,935)	(165,525)	(224,751)

	$5,036,817	$4,387,363	$4,221,478

Operating Income (Loss)
Freight	$165,169	$235,060	$321,204
Logistics	(23,683)	25,599	25,649
Truckload	52,395	8,803	2,267
Vector	—	(2,699)	52,599
Other	(1,259)	(2,310)	109

	$192,622	$264,453	$401,828

Depreciation and Amortization, net of Accretion
Freight	$116,715	$117,190	$113,712
Logistics	13,080	8,126	6,859
Truckload	61,831	27,870	8,055
Other	10,823	9,107	10,574

	$202,449	$162,293	$139,200

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Capital Expenditures
Freight	$149,382	$113,068	$238,702
Logistics	13,298	12,071	8,663
Truckload	64,765	10,437	48,951
Other	6,985	3,853	2,895

	$234,430	$139,429	$299,211

Assets
Freight	$1,318,458	$1,371,363	$1,328,459
Logistics	341,568	354,584	281,468
Truckload	921,919	935,761	71,685
Other	489,762	347,600	609,430

	$3,071,707	$3,009,308	$2,291,042

Geographic Data

For geographic reporting, freight transportation revenues are allocated equally between the origin and destination. Revenues for contract services are allocated to the country in which the services are performed. Long-lived assets outside of the United States were immaterial for all periods presented.

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Revenues
United States	$4,707,990	$4,205,720	$4,072,007
Canada	111,292	71,652	67,744
Other	217,535	109,991	81,727

Total	$5,036,817	$4,387,363	$4,221,478

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

16.	Quarterly Financial Data

Con-way Inc.
Quarterly Financial Data
(Unaudited)

	March 31	June 30	September 30	December 31
	(Dollars in thousands except per share data)

2008 — Quarter Ended
Operating Results
Revenues	$1,201,581	$1,339,685	$1,370,169	$1,125,382
Operating Income (Loss)(a)	54,008	94,860	78,917	(35,163)
Income (Loss) from Continuing Operations before Income Tax Provision (Benefit)	39,799	80,991	63,748	(49,621)
Net Income (Loss) from Continuing Operations Applicable to Common Shareholders(b)	22,456	47,089	38,829	(49,739)
Net Income (Loss) Applicable to Common Shareholders(b)	22,456	48,698	38,829	(43,022)
Per Common Share
Basic Earnings (Loss)
Net Income (Loss) from Continuing Operations	$0.50	$1.04	$0.85	$(1.09)
Net Income (Loss) Applicable to Common Shareholders	0.50	1.07	0.85	(0.94)
Diluted Earnings (Loss)
Net Income (Loss) from Continuing Operations	0.47	0.98	0.81	(1.09)
Net Income (Loss) Applicable to Common Shareholders	0.47	1.02	0.81	(0.94)
Market Price
High	54.33	52.16	55.00	43.90
Low	37.91	43.00	42.01	20.03
Cash Dividends	0.10	0.10	0.10	0.10
2007 — Quarter Ended(c)
Operating Results
Revenues	$1,002,191	$1,073,717	$1,111,293	$1,200,162
Operating Income(a)	49,120	77,621	67,682	70,030
Income from Continuing Operations before Income Tax Provision	45,792	75,120	61,926	59,808
Net Income from Continuing Operations Available to Common Shareholders(b)	24,922	47,685	37,272	36,936
Net Income Available to Common Shareholders(b)	27,841	46,375	37,272	34,464
Per Common Share
Basic Earnings
Net Income from Continuing Operations	$0.54	$1.05	$0.83	$0.82
Net Income Available to Common Shareholders	0.61	1.02	0.83	0.77
Diluted Earnings
Net Income from Continuing Operations	0.51	0.99	0.78	0.78
Net Income Available to Common Shareholders	0.57	0.96	0.78	0.73
Market Price
High	53.20	57.48	57.81	49.40
Low	44.15	49.50	42.65	38.05
Cash Dividends	0.10	0.10	0.10	0.10

(a)	The comparability of Con-way’s consolidated operating income was affected by the following unusual income or expense:

•	Loss of $5.2 million in connection with an operational restructuring, including $2.6 million of restructuring charges and $2.6 million in other costs, at Con-way Freight in the first quarter of 2008.

Con-way Inc.

Notes to Consolidated Financial Statements — (Continued)

•	Loss of $21.3 million for restructuring activities at Con-way Freight in the fourth quarter of 2008.

•	Charges of $37.8 million for the impairment of goodwill and other intangible assets, $4.9 million for the write-down of an acquisition-related receivable and $3.1 million for acquisition-related integration and other costs at Menlo Worldwide Logistics in the fourth quarter of 2008.

•	Losses of $5.5 million and $1.5 million related to the restructuring activities at Con-way Freight and Con-way Truckload, respectively, in the third quarter of 2007.

•	Loss of $7.7 million for restructuring activities at Con-way Freight in the fourth quarter of 2007.

(b)	The comparability of Con-way’s tax provision and net income was affected by the following:

•	Tax provision in the fourth quarter of 2008 reflects the non-deductible goodwill impairment charges and write-down of an acquisition-related receivable at Menlo Worldwide Logistics.

(c)	Effective August 23, 2007, Con-way acquired Contract Freighters, Inc. and affiliated companies (collectively, “CFI”). Under purchase-method accounting, CFI’s operating results are included only for periods subsequent to the acquisition.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures.

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

(c)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Con-way’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2008, and concluded that its internal control over financial reporting is effective. In making this assessment, management utilized the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The effectiveness of Con-way’s internal control over financial reporting as of December 31, 2008, has been audited by KMPG LLP, the independent registered public accounting firm who also audited Con-way’s consolidated financial statements included in this Annual Report on Form 10-K. The attestation report issued by KPMG LLP is included on page 40.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Information for Items 10 through 14 of Part III of this Report appears in the Proxy Statement for Con-way’s Annual Meeting of Shareholders to be held on May 19, 2009 (the “2009 Proxy Statement”), as indicated below. For the limited purpose of providing the information required by these items, the 2009 Proxy Statement is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding members of Con-way’s Board of Directors and Code of Ethics is presented in the 2009 Proxy Statement and is incorporated herein by reference. Information regarding executive officers of Con-way is included above in Part I under the caption “Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is presented in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is presented in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions, and director independence is presented in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is presented in the 2009 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page

(a)	1.	FINANCIAL STATEMENTS:

		Report of Independent Registered Public Accounting Firm by KPMG LLP	40
		Consolidated Balance Sheets at December 31, 2008 and 2007	41
		Statements of Consolidated Income for the years ended December 31, 2008, 2007 and 2006	43
		Statements of Consolidated Cash Flows for the years ended December 31, 2008, 2007 and 2006	44
		Statements of Consolidated Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006	45
		Notes to Consolidated Financial Statements	47

	2.	FINANCIAL STATEMENT SCHEDULE

		Schedule II — Valuation of Qualifying Accounts has been omitted for the allowance for uncollectible accounts and allowance for revenue adjustments because the required information has been included in Note 1, “Principal Accounting Policies,” of Item 8, “Financial Statements and Supplementary Data.”

	3.	EXHIBITS

		Exhibits are being filed in connection with this Report and are incorporated herein by reference. The Exhibit Index on pages 92 through 96 is incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Con-way Inc.
(Registrant)

/s/ Douglas W. Stotlar
Douglas W. Stotlar
President and Chief Executive Officer

February 27, 2009

/s/  Stephen L. Bruffett
Stephen L. Bruffett
Senior Vice President and Chief Financial Officer

February 27, 2009

/s/  Kevin S. Coel
Kevin S. Coel
Vice President and Controller

February 27, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  W. Keith Kennedy, Jr.
W. Keith Kennedy, Jr., Chairman of the Board

February 27, 2009

/s/  Douglas W. Stotlar
Douglas W. Stotlar, Director

February 27, 2009

/s/  John J. Anton
John J. Anton, Director

February 27, 2009

/s/  William R. Corbin
William R. Corbin, Director

February 27, 2009

/s/  Margaret G. Gill
Margaret G. Gill, Director

February 27, 2009

/s/  Robert Jaunich II
Robert Jaunich II, Director

February 27, 2009

/s/  Henry H. Mauz, Jr.
Henry H. Mauz, Jr., Director

February 27, 2009

/s/  Michael J. Murray
Michael J. Murray, Director

February 27, 2009

/s/  John C. Pope
John C. Pope, Director

February 27, 2009

/s/  Robert D. Rogers
Robert D. Rogers, Director

February 27, 2009

/s/  William J. Schroeder
William J. Schroeder, Director

February 27, 2009

/s/  Peter W. Stott
Peter W. Stott, Director

February 27, 2009

/s/  Chelsea C. White III
Chelsea C. White III, Director

February 27, 2009

INDEX TO EXHIBITS
ITEM 15(3)

Exhibit No.

(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession:

2.1	Con-way Inc. plan for discontinuance of Con-way Forwarding (Item 2.05 to Con-way’s Report on Form 8-K filed on June 5, 2006*).

2.2	Con-way Inc. Plan for reorganization of Con-way Freight Inc. (Item 7.01 to Con-way’s Report on Form 8-K filed on August 22, 2007*).

2.3	Con-way Inc. Plan for reorganization of Con-way Freight Inc. (Item 2.05 to Con-way’s Report on Form 8-K filed on November 3, 2008*).

2.4	Con-way Inc. Plan for reorganization of Con-way Freight Inc. (Item 2.05 to Con-way’s Report on Form 8-K filed on December 8, 2008*).

(3)	Articles of incorporation and by-laws:

3.1	Con-way Inc. Certificate of Incorporation, as amended April 18, 2006 (Exhibit 3.1 to Con-way’s Form 10-Q for the quarter ended March 31, 2006*).

3.2	Con-way Inc. Bylaws, as amended April 23, 2007 (Exhibit 3.2 to Con-way’s Form 10-Q for the quarter ended March 31, 2007*).

(4)	Instruments defining the rights of security holders, including debentures:

4.1	Certificate of Designations of the Series B Cumulative Convertible Preferred Stock (Exhibit 4.1 as filed on Form SE dated May 25, 1989*).

4.2	Form of Indenture between CNF Transportation Inc. and Bank One Trust Company, National Association (Exhibit 4(d)(i) to Con-way’s Form 8-K dated March 3, 2000*).

4.3	Form of Security for 8 7/8% Notes due 2010 issued by CNF Transportation Inc. (Exhibit 4(i) to Con-way’s Form 8-K dated March 3, 2000*).

4.4	Supplemental Indenture No. 1 dated as of April 30, 2004 to Indenture dated as of March 8, 2000 between CNF Inc. as issuer and The Bank of New York, N.A. as successor trustee, relating to 6.70% Senior Debentures due 2034 (filed as Exhibit 4.2 to Form S-4 dated June 4, 2004*).

4.5	Form of Global 6.70% Senior Debentures due 2034 (included in Exhibit 4.2 to Form S-4 dated June 4, 2004*).

4.6	$400 million Credit Agreement dated March 11, 2005 among Con-way Inc. and various financial institutions (Exhibit 4.9 to Con-way’s Form 10-K for the year ended December 31, 2004*).

4.7	Amendment No. 1 dated September 30, 2006 to the $400 million Credit Agreement dated March 11, 2005 (Exhibit 99.3 to Con-way’s Report on Form 8-K filed on September 29, 2006*).

4.8	Subsidiary Guaranty Agreement dated as of March 11, 2005, made by Con-Way Transportation Services, Inc., Menlo Worldwide, LLC and Menlo Logistics Inc. in favor of the banks referred to in 4.6 (Exhibit 4.10 to Con-way’s Form 10-K for the year ended December 31, 2004*).

4.9	Form of Indenture dated as of December 27, 2007 between Con-way Inc. as issuer and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.1 to Con-way’s Report on Form 8-K filed on December 27, 2007*).

4.10	Form of 7.25% Senior Notes due 2018 (Exhibit 4.3 to Con-way’s Report on Form 8-K filed on December 27, 2007*).

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

(10)	Material contracts:

10.1	Distribution Agreement between Consolidated Freightways, Inc., and Consolidated Freightways Corporation dated November 25, 1996 (Exhibit 10.34 to Con-way’s Form 10-K for the year ended December 31, 1996*).

10.2	Employee Benefit Matters Agreement by and between Consolidated Freightways, Inc. and Consolidated Freightways Corporation dated December 2, 1996 (Exhibit 10.33 to Con-way’s form 10-K for the year ended December 31, 1996*#).

10.3	Transition Services Agreement between CNF Service Company, Inc. and Consolidated Freightways Corporation dated December 2, 1996 (Exhibit to Con-way’s Form 10-K for the year ended December 31, 1996*).

10.4	Tax Sharing Agreement between Consolidated Freightways, Inc., and Consolidated Freightways Corporation dated December 2, 1996 (Exhibit to Con-way’s Form 10-K for the year ended December 31, 1996*).

10.5	Stock Purchase Agreement between CNF Inc. and Menlo Worldwide, LLC and United Parcel Service dated October 5, 2004 (Exhibit 99.1 to Con-way’s Form 8-K dated October 6, 2004*).

10.6	Amendment No. 1 dated December 17, 2004 to the Stock Purchase Agreement between CNF Inc. and Menlo Worldwide, LLC and United Parcel Service dated October 5, 2004 (Exhibit 99.1 to Con-way’s Form 8-K dated December 21, 2004*).

10.7	Transition Services Agreement between CNF Inc and Menlo Worldwide, LLC and United Parcel Service date October 5, 2004 (Exhibit 99.1 to Con-way’s Form 8-K dated October 6, 2004*).

10.8	Summary of Certain Compensation Arrangements (Exhibit 10.3 to Con-way’s Form 10-Q for the quarter ended March 31, 2005*#).

10.9	Summary of Certain Compensation Arrangements (Exhibit 10.9 to Con-way’s Form 10-K for the year ended December 31, 2005*#).

10.10	Summary of Material Executive Employee Agreements (Item 1.01 to Con-way’s Report on Form 8-K filed on June 6, 2005*#)

10.11	Con-way Inc. 1997 Equity and Incentive Plan (2006 Amendment and Restatement) (Exhibit 99.7 to Con-way’s Report on Form 8-K filed on December 6, 2005*#).

10.12	Restricted Stock Award Agreement between Con-way Inc. and Douglas W. Stotlar dated December 17, 2004 (Exhibit 10.75 to Con-way’s Form 10-K for the year ended December 31, 2004*#).

10.13	Stock Option Agreement between Con-way Inc. and Douglas W. Stotlar dated December 17, 2004 (Exhibit 10.76 to Con-way’s Form 10-K for the year ended December 31, 2004*#).

10.14	Form of Stock Option Agreement (Exhibit 99.10 to Con-way’s Report on Form 8-K filed on December 6, 2005*#).

10.15	Form of Restricted Stock Award Agreement (Exhibit 99.11 to Con-way’s Report on Form 8-K filed on December 6, 2005*#).

10.16	Supplemental Retirement Plan dated January 1, 1990 (Exhibit 10.31 to Con-way’s Form 10-K for the year ended December 31, 1993*#).

10.17	Con-way Inc. Nonqualified Executive Benefit Plans Trust Agreement 2004 Restatement dated as of December 30, 2004 between Con-way Inc. and Wachovia Bank, NA (Exhibit 10.5 to Con-way’s Form 10-Q for the quarter ended March 31, 2005*#).

10.18	Form of Con-way Inc. Tier I Severance Agreement (Exhibit 99.1 to Con-way’s Report on Form 8-K filed on December 6, 2005*#).

10.19	Form of Subsidiary Tier I Severance Agreement (Exhibit 99.2 to Con-way’s Report on Form 8-K filed on December 6, 2005*#).

10.20	Form of Con-way Inc. Tier II Severance Agreement (Exhibit 99.3 to Con-way’s Report on Form 8-K filed on December 6, 2005*#).

10.21	Form of Subsidiary Tier II Severance Agreement (Exhibit 99.4 to Con-way’s Report on Form 8-K filed on December 6, 2005*#).

10.22	Form of Tier II Vector SCM, LLC Agreement (Exhibit 99.5 to Con-way’s Report on Form 8-K filed on December 6, 2005*#).

10.23	Amended and Restated Executive Severance Plan (Exhibit 99.6 to Con-way’s Report on Form 8-K filed on December 6, 2005*#).

10.24	Directors’ 24-Hour Accidental Death and Dismemberment Plan (Exhibit 10.32 to Con-way’s Form 10-K for the year ended December 31, 1993*#).

10.25	Directors’ Business Travel Insurance Plan (Exhibit 10.36 to Con-way’s Form 10-K for the year ended December 31, 1993*#).

10.26	Emery Air Freight Plan for Retirees, effective October 31, 1987 (Exhibit 4.23 to the Emery Air Freight Corporation Quarterly Report on Form 10-Q ended September 30, 1987*#).

10.27	Summary of Material Executive Employee Relocation Package (Item 1.01 to Con-way’s Report on Form 8-K filed on August 25, 2006*#).

10.28	Amended Form of Stock Option Agreement (Exhibit 99.2 to Con-way’s Report on Form 8-K filed on September 29, 2006*#).

10.29	Summary of Revisions to Incentive Compensation and Value Management Plan Awards (Item 1.01 (c) to Con-way’s Report on Form 8-K filed on September 29, 2006*#).

10.30	Summary of Executive Stock Ownership Guidelines (Item 1.01 (d) to Con-way’s Report on Form 8-K filed on September 29, 2006*#).

10.31	Summary of Changes to Con-way’s Pension and Retirement Benefits Programs (Exhibit 99.1 to Con-way’s Report on Form 8-K filed on October 17, 2006*).

10.32	Summary of Directors Stock Ownership Guidelines (Item 7.01 to Con-way’s Report on Form 8-K filed on December 7, 2006*#).

10.33	Summary of Directors Compensation Arrangements (Item 7.01 to Con-way’s Report on Form 8-K filed on December 7, 2006*#).

10.34	Summary of Certain Compensation Arrangements (Item 5.02 to Con-way’s Report on Form 8-K filed on January 31, 2007*#).

10.35	Form of Performance Share Plan Unit Grant Agreement (Exhibit 99.3 to Con-way’s Report on Form 8-K filed on January 31, 2007*#).

10.36	Agreement and Plan of Merger dated as of July 13, 2007, by and among the Company, Seattle Acquisition Corporation, a Missouri corporation and a wholly owned subsidiary of the Company, Transportation Resources, Inc., a Missouri corporation, the Shareholders’ Agent (as defined therein) and the Principal Shareholders (as defined therein). (Exhibit 10.1 to Con-way’s Form 10-Q for the quarter ended June 30, 2007*).

10.37	Separation Agreement and General Release between Con-way Freight Inc. and David S. McClimon effective September 28, 2007 (Exhibit 99 to Con-way’s Report on Form 8-K filed on October 1, 2007*#).

10.38	Severance Agreement dated August 23, 2007 between Herbert J. Schmidt and Contract Freighters, Inc. (Exhibit 10.7 to Con-way’s Form 10-Q for the quarter ended September 30, 2007*#).

10.39	Stock Purchase Agreement to purchase Chic Holdings Limited between Menlo Worldwide, LLC and various sellers dated September 7, 2007 (Exhibit 10.8 to Con-way’s Form 10-Q for the quarter ended September 30, 2007*).

10.40	Form of Performance Share Plan Unit Grant Agreement (Exhibit 99.1 to Con-way’s Report on Form 8-K/A filed on February 1, 2008*#).

10.41	Form of Restricted Stock Award Agreement for officers of Con-way (Exhibit 99.2 to Con-way’s Report on Form 8-K filed on January 30, 2008*#).

10.42	Summary of Certain Compensation Agreements (Item 5.02 to Con-way’s Report on Form 8-K filed on January 30, 2008*#).

10.43	Summary of Material Executive Relocation Package (Item 5.02 to Con-way’s Report on Form 8-K filed on May 29, 2008 *#).

10.44	Summary of Certain Compensation Agreements (Item 5.02 to Con-way’s Report on Form 8-K filed on August 14, 2008*#).

10.45	Amendments to Executive Severance Agreements (Item 5.02 to Con-way’s Report on Form 8-K filed on September 25, 2008*#).

10.46	Settlement and Release Agreement between Con-way Inc. and Central States (Item 1.01 to Con-way’s Report on Form 8-K filed on December 31, 2008*).

10.47	Summary of Certain Compensation Agreements (Item 5.02 to Con-way’s Report on Form 8-K filed on January 29, 2009*#).

10.48	Form of Restricted Stock Unit Grant Agreement (Exhibit 99 to Con-way’s Report on Form 8-K filed on January 29, 2009*#).

10.49	Con-way Inc. Amended and Restated 2003 Equity Incentive Plan for Non-Employee Directors Amended and Restated December 2008.#

10.50	Con-way Inc. Deferred Compensation Plan for Non-Employee Directors Amended and Restated December 2008,#

10.51	Con-way Inc. 2005 Deferred Compensation Plan for Non-Employee Directors Amended and Restated December 2008.#

10.52	Con-way Inc. 2006 Equity and Incentive Plan Amended and Restated December 2008.#

10.53	Con-way Inc. 1993 Deferred Compensation Plan for Executives and Key Employees Amended and Restated December 2008.#

10.54	Con-way Inc. 2005 Deferred Compensation Plan for Executives and Key Employees Amended and Restated December 2008.#

10.55	Con-way Inc. Executive Incentive Compensation Plan Amended and Restated December 2008.#

10.56	Con-way Inc. Value Management Plan (2008 Amendment and Restatement).#

10.57	Con-way Inc 2005 Supplemental Excess Retirement Plan Amended and Restated December 2008).#

10.58	Con-way Inc. Supplemental Retirement Savings Plan Amended and Restated December 2008.#

(12)	Computation of ratios of earnings to fixed charges.

(21)	Significant Subsidiaries of Con-way Inc.

(23)	Consent of Independent Registered Public Accounting Firm.

(31)	Certification of Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional documents:

99.1	Con-way Inc. 2009 Notice of Annual Meeting and Proxy Statement filed on Form DEF 14A. (Only those portions referenced herein are incorporated in this Form 10-K. Other portions are not required and, therefore, are not “filed” as a part of this Form 10-K. *)

Footnotes to Exhibit Index

*	Previously filed with the Securities and Exchange Commission and incorporated herein by reference.

#	Designates a contract or compensation plan for Management or Directors.