Form 10-Q
period 2009-03-31
Con-way Inc.
filed 2009-05-08
CIK 23675

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ___           SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (*232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes       No
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


             Number of shares of Common Stock, $.625 par value,
                outstanding as of April 30, 2009:  46,306,136






                                CON-WAY INC.
                                  FORM 10-Q
                       Quarter Ended March 31, 2009

_______________________________________________________________________________
_______________________________________________________________________________

                                    INDEX



PART I. FINANCIAL INFORMATION                                        Page

  Item 1. Financial Statements

           Consolidated Balance Sheets -
             March 31, 2009 and December 31, 2008                       3

           Statements of Consolidated Operations -
             Three Months Ended March 31, 2009 and 2008                 5

           Statements of Consolidated Cash Flows -
             Three Months Ended March 31, 2009 and 2008                 6

           Notes to Consolidated Financial Statements                   7

  Item 2.  Management's  Discussion  and  Analysis  of
             Financial Condition and Results of Operations              19

  Item 3.  Quantitative and Qualitative Disclosures about
             Market Risk                                                30

  Item 4.  Controls and Procedures                                      32


PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                            33

  Item 1A. Risk Factors                                                 33

  Item 6.  Exhibits                                                     34

  Signatures                                                            35





                       PART I. FINANCIAL INFORMATION



 ITEM 1.  FINANCIAL STATEMENTS


                               CON-WAY INC.
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)



                                                     March 31,   December 31,
ASSETS                                                 2009          2008
-------                                            ------------  ------------
                                                    (Unaudited)
Current Assets
  Cash and cash equivalents                        $   325,220   $   278,253
  Trade accounts receivable, net                       476,347       516,910
  Other accounts receivable                             47,491        51,576
  Operating supplies, at lower of
    average cost or market                              21,635        24,102
  Prepaid expenses and other assets                     56,069        42,278
  Deferred income taxes                                 36,484        37,963
                                                   ------------  ------------
     Total Current Assets                              963,246       951,082
                                                   ------------  ------------


Property, Plant and Equipment
  Land                                                 195,289       194,330
  Buildings and leasehold improvements                 804,583       803,511
  Revenue equipment                                  1,357,391     1,350,514
  Other equipment                                      293,331       292,761
                                                   ------------  ------------
                                                     2,650,594     2,641,116
  Accumulated depreciation and amortization         (1,205,520)   (1,169,160)
                                                   ------------  ------------
     Net Property, Plant and Equipment               1,445,074     1,471,956
                                                   ------------  ------------

Other Assets
  Deferred charges and other assets                     41,663        43,012
  Capitalized software, net                             28,414        29,345
  Marketable securities                                  5,912         6,712
  Intangible assets, net                                26,056        27,336
  Goodwill                                             353,009       487,956
  Deferred income taxes                                 54,197        54,308
                                                   ------------  ------------
                                                       509,251       648,669
                                                   ------------  ------------
Total Assets
                                                   $ 2,917,571   $ 3,071,707
                                                   ============  ============


     The accompanying notes are an integral part of these statements.




                                 CON-WAY INC.
                         CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands except per share amounts)



                                                     March 31,   December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                   2009          2008
-------------------------------------              ------------  ------------
                                                    (Unaudited)
Current Liabilities
  Accounts payable                                 $   273,930   $   273,784
  Accrued liabilities                                  271,305       258,350
  Self-insurance accruals                               92,430        94,663
  Short-term borrowings                                  7,051         7,480
  Current maturities of long-term debt                   1,100        23,800
                                                   ------------  ------------
     Total Current Liabilities                         645,816       658,077

Long-Term Liabilities
  Long-term debt and guarantees                        924,750       926,224
  Self-insurance accruals                              150,134       152,435
  Employee benefits                                    660,273       659,508
  Other liabilities and deferred credits                46,791        49,871
                                                   ------------  ------------
     Total Liabilities                               2,427,764     2,446,115
                                                   ------------  ------------

Commitments and Contingencies (Note 11)

Shareholders' Equity
  Preferred stock, no par value; authorized
   5,000,000 shares:  Series B, 8.5% cumulative,
    convertible, $.01 stated value; designated
     1,100,000 shares; issued 509,087 and
      523,911 shares, respectively                           5             5
  Additional paid-in capital, preferred stock           77,427        79,681
  Deferred compensation, defined
    contribution retirement plan                        (1,533)      (10,435)
                                                   ------------  ------------
       Total Preferred Shareholders' Equity             75,899        69,251
                                                   ------------  ------------
  Common stock, $.625 par value; authorized
    100,000,000 shares; issued 62,378,782 and
     62,379,868 shares, respectively                    38,867        38,851
  Additional paid-in capital, common stock             579,658       584,229
  Retained earnings                                    862,347     1,020,930
  Cost of repurchased common stock
   (16,129,802 and 16,522,563 shares,
    respectively)                                     (696,307)     (713,095)
                                                   ------------  ------------
       Total Common Shareholders' Equity               784,565       930,915
                                                   ------------  ------------
  Accumulated Other Comprehensive Income (Loss)       (370,657)     (374,574)
                                                   ------------  ------------
       Total Shareholders' Equity                      489,807       625,592
                                                   ------------  ------------
          Total Liabilities and
           Shareholders' Equity                    $ 2,917,571   $ 3,071,707
                                                   ============  ============


     The accompanying notes are an integral part of these statements.



                                CON-WAY INC.
                    STATEMENTS OF CONSOLIDATED OPERATIONS
                                 (Unaudited)
               (Dollars in thousands except per share amounts)



                                                       Three Months Ended
                                                           March 31,
                                                   --------------------------
                                                       2009          2008
                                                   ------------  ------------
Revenues                                           $   962,932   $ 1,201,581

Costs and Expenses
  Salaries, wages and other employee benefits          472,369       514,254
  Purchased transportation                             213,541       266,073
  Fuel and fuel-related taxes                           73,812       134,058
  Other operating expenses                              98,589       105,286
  Depreciation and amortization                         50,104        51,227
  Maintenance                                           31,148        35,254
  Rents and leases                                      23,496        23,401
  Purchased labor                                       15,372        18,020
  Loss from impairment of goodwill                     134,813            --
                                                   ------------  ------------
                                                     1,113,244     1,147,573
                                                   ------------  ------------
Operating Income (Loss)                               (150,312)       54,008
                                                   ------------  ------------

Other Income (Expense)
  Investment income                                        783         1,557
  Interest expense                                     (15,619)      (16,439)
  Miscellaneous, net                                      (677)          673
                                                   ------------  ------------
                                                       (15,513)      (14,209)
                                                   ------------  ------------
Income (Loss) before Income
  Tax Provision (Benefit)                             (165,825)       39,799
    Income Tax Provision (Benefit)                     (13,476)       15,687
                                                   ------------  ------------
Net Income (Loss)                                     (152,349)       24,112
  Preferred Stock Dividends                              1,617         1,656
                                                   ------------  ------------
Net Income (Loss) Applicable to
  Common Shareholders                              $  (153,966)  $    22,456
                                                   ============  ============

Weighted-Average Common Shares Outstanding
       Basic                                        45,962,858    45,230,686
       Diluted                                      45,962,858    48,146,091

Earnings (Loss) per Common Share
   Basic
     Net Income (Loss) Applicable to
      Common Shareholders                          $     (3.35)  $      0.50
                                                   ============  ============

   Diluted
     Net Income (Loss) Applicable to
      Common Shareholders                          $     (3.35)  $      0.47
                                                   ============  ============

     The accompanying notes are an integral part of these statements.



                               CON-WAY INC.
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                                (Unaudited)
                           (Dollars in thousands)

                                                          Three Months Ended
                                                              March 31,
                                                      ------------------------
                                                         2009         2008
                                                      -----------  -----------

Cash and Cash Equivalents, Beginning of Period        $  278,253   $  176,298
                                                      -----------  -----------

Operating Activities
Net income (Loss)                                       (152,349)      24,112
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
     Depreciation and amortization, net of accretion      48,401       50,036
     Non-cash compensation and employee benefits          20,212        5,779
     Increase (decrease) in deferred income taxes         (1,358)       3,001
     Provision for uncollectible accounts                  1,346        1,483
     Loss from impairment of goodwill                    134,813           --
     Loss from sales of property and equipment, net          162        1,766
  Changes in assets and liabilities:
        Receivables                                       37,642      (65,902)
        Prepaid expenses                                 (13,793)     (10,358)
        Accounts payable                                   2,331       20,318
        Accrued incentive compensation                   (10,767)     (24,845)
        Accrued liabilities, excluding accrued
         incentive compensation and employee benefits     34,482       57,709
        Self-insurance accruals                           (4,534)       1,217
        Accrued income taxes                               4,282       12,357
        Employee benefits                                 (2,502)     (22,448)
        Deferred charges and credits                         477       (4,186)
        Other                                              1,538       (6,497)
                                                      -----------  -----------
   Net Cash Provided by Operating Activities             100,383       43,542
                                                      -----------  -----------

Investing Activities
     Capital expenditures                                (23,200)     (48,675)
     Software expenditures                                (2,355)      (3,286)
     Proceeds from sales of property and
       and equipment, net                                  3,795        1,300
     Net decrease in marketable securities                     2       15,000
                                                      -----------  -----------
   Net Cash Used in Investing Activities                 (21,758)     (35,661)
                                                      -----------  -----------

Financing Activities
     Repayment of debt and guarantees                    (22,700)     (22,704)
     Net repayment of short-term borrowings                 (731)        (103)
     Proceeds from exercise of stock options                  --        4,948
     Excess tax benefit from stock option exercises           --          431
     Payments of common dividends                         (4,617)      (4,551)
     Payments of preferred dividends                      (3,507)      (3,747)
                                                      -----------  -----------
   Net Cash Used in Financing Activities                 (31,555)     (25,726)
                                                      -----------  -----------

   Net Cash Provided by (Used in)
     Continuing Operations                                47,070      (17,845)
                                                      -----------  -----------

Discontinued Operations
   Net Cash Used in Operating Activities                    (103)        (370)
                                                      -----------  -----------
   Net Cash Used in Discontinued Operations                 (103)        (370)
                                                      -----------  -----------
Increase (Decrease) in Cash and Cash Equivalents          46,967      (18,215)
                                                      -----------  -----------
Cash and Cash Equivalents, End of Period              $  325,220   $  158,083
                                                      ===========  ===========

Supplemental Disclosure
   Cash paid (refunded) for income taxes, net         $  (15,128)  $      631
                                                      ===========  ===========
   Cash paid for interest, net of
     amounts capitalized                              $   15,815   $      817
                                                      ===========  ===========

Non-cash Financing Activities
   Repurchased common stock issued under
     defined contribution plan                        $    7,371   $       --
                                                      ===========  ===========


     The accompanying notes are an integral part of these statements.




                                CON-WAY INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.  Principal Accounting Policies

Organization

Con-way Inc. and its consolidated subsidiaries ("Con-way") provide transportation, logistics and supply-chain management services for a wide range of manufacturing, industrial and retail customers. Con-way's business units operate in regional and transcontinental less-than-truckload and full-truckload freight transportation, contract logistics and supply-chain management, multimodal freight brokerage and trailer manufacturing. As more fully discussed in Note 5, "Segment Reporting," for financial reporting purposes, Con-way is divided into four reporting segments: Freight, Logistics, Truckload and Other.

Basis of Presentation

These interim financial statements of Con-way have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Rule 10-01 of Regulation S-X, and should be read in conjunction with Con-way's 2008 Annual Report on Form 10-K. Accordingly, significant accounting policies and other disclosures normally provided have been omitted.

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

New Accounting Standards

In April 2009, the FASB issued three Staff Positions ("FSPs") that are intended to provide additional application guidance and enhance disclosures about fair-value measurements and impairments of securities. FSP SFAS 157-4 clarifies the objective and method of fair-value measurement when there has been a significant decrease in market activity for the asset being measured. FSP SFAS 115-2 and SFAS 124-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize impairments in earnings or other comprehensive income. FSP SFAS 107-1 and APB 28-1 expands the fair-value disclosures required for all financial instruments within the scope of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to interim periods. These FSPs are effective for periods ending after June 15, 2009, which for
Con-way is the second quarter of 2009.   Con-way is evaluating the effect of
adopting FSP SFAS 157-4 and FSP SFAS 115-2 and SFAS 124-2. FSP SFAS 107-1 and APB 28-1 will result in increased interim disclosures.


Earnings (Loss) per Share ("EPS")

Basic EPS is computed by dividing reported earnings (loss) by the weighted-average common shares outstanding. Diluted EPS is calculated as follows:




 (Dollars in thousands except per share data)        Three Months Ended
                                                          March 31,
                                                 ------------------------
                                                     2009        2008
                                                 -----------  -----------
Numerator:
  Applicable to common shareholders,
    as reported                                  $ (153,966)  $   22,456
     Add-backs:
       Dividends on Series B preferred
         stock, net of replacement funding               --          241
                                                 -----------  -----------
                                                 $ (153,966)  $   22,697
                                                 ===========  ===========

Denominator:
  Weighted-average common shares outstanding     45,962,858   45,230,686
  Stock options and nonvested stock                      --      324,310
  Series B preferred stock                               --    2,591,095
                                                 -----------  -----------
                                                 45,962,858   48,146,091
                                                 ===========  ===========

  Anti-dilutive securities not included in
    denominator                                   6,636,748    1,586,225
                                                 ===========  ===========

Earnings (Loss) per Diluted Share:
    Applicable to common shareholders            $    (3.35)  $     0.47
                                                 ===========  ===========


In the computation of diluted EPS, only potential common shares that are dilutive are included. Potential common shares are dilutive if they reduce earnings per share or increase loss per share. Options, nonvested stock and convertible preferred stock are not included in the computation if the result is antidilutive, such as when a loss applicable to common shareholders is reported.

In the first quarter of 2009, Con-way adopted FSP EITF 03-6-1, which requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be treated as participating securities in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, "Earnings Per Share." The adoption of this FSP did not have a material effect on Con-way's financial statements.

Property, Plant and Equipment

Con-way periodically evaluates whether changes to estimated useful lives or salvage values are necessary to ensure that these estimates accurately reflect the economic use of the assets. In January 2009, Con-way Freight increased the estimated useful life of most of its tractors to 8 years from 7 years. As a result of this change, net loss applicable to common shareholders in the first three months of 2009 decreased by $2.0 million ($0.04 per diluted share).

Reclassifications and Revisions

Certain amounts in the prior-period financial statements have been reclassified or revised to conform to the current-period presentation.


2.  Goodwill and Intangible Assets

Goodwill

Goodwill is recorded as the excess of an acquired entity's purchase price over the amounts assigned to assets acquired (including separately recognized intangible assets) and liabilities assumed. Goodwill is not amortized but is assessed for impairment on an annual basis in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The assessment requires the comparison of the fair value of a reporting unit to the carrying value of its net assets, including allocated goodwill. If the carrying value of the reporting unit exceeds its fair value, Con-way must then compare the implied fair value of the reporting-unit goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting-unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

As a result of worsening truckload market conditions and the resulting decline in profit projections, combined with a decline in Con-way's market capitalization during the first quarter of 2009, Con-way evaluated its goodwill for impairment prior to its annual measurement date. As of March 31, 2009, Con-way determined that the goodwill associated with Con-way Truckload was impaired and, as a result, Con-way Truckload recognized a $134.8 million impairment charge to reduce the carrying amount of the goodwill to its implied fair value. The impairment was primarily due to lower projected revenues and operating income and a higher discount rate that reflects current economic and market conditions.

For the valuation of Con-way Truckload, Con-way applied two equally weighted methods: public-company multiples and a discounted cash flow model. The key assumptions used in the discounted cash flow model are cash flow projections involving forecasted revenues and expenses, capital expenditures and working capital changes. In addition, other key assumptions include the discount rate and terminal growth rate applied to projected future cash flows. The discount rate is equal to the estimated weighted-average cost of capital for the reporting unit. The terminal growth rate is based on inflation assumptions adjusted for factors that may impact future growth such as industry-specific expectations.

The following table shows the changes in the carrying amounts of goodwill attributable to each applicable segment:


  (Dollars in thousands)            Logistics  Truckload    Other      Total
                                    ---------  ---------  ---------  ---------

Balances at December 31, 2007       $ 55,146   $471,573   $    727   $527,446

  Adjustments to fair value          (11,020)    (8,814)        --    (19,834)
  Liabilities assumed                  7,537         --         --      7,537
  Adjustments to deferred taxes        2,755      1,839         --      4,594
  Impairment charge                  (31,822)        --         --    (31,822)
  Direct transition costs                282         --         --        282
  Change in foreign-currency            (247)        --         --       (247)
  exchange rates
                                    ---------  ---------  ---------  ---------
Balances at December 31, 2008       $ 22,631   $464,598   $    727   $487,956
  Impairment charge                       --   (134,813)        --   (134,813)
  Change in foreign-currency
    exchange rates                      (134)        --         --       (134)
                                    ---------  ---------  ---------  ---------
Balances at March 31, 2009          $ 22,497   $329,785   $    727   $353,009
                                    =========  =========  =========  =========


Intangible Assets

The fair value of intangible assets is amortized on an item-by-item basis over the estimated useful life. Amortization expense related to intangible assets was $1.2 million in the first quarter of 2009 and $0.8 million in the first quarter of 2008. Intangible assets consisted of the following:

                                 March 31, 2009            December 31, 2008
                            ------------------------   ------------------------
(Dollars in    Weighted-    Gross     Accumulated       Gross     Accumulated
 thousands)     Average    Carrying   Amortization     Carrying   Amortization
                 Life       Amount                      Amount
                (Years)
               ---------   --------  ---------------  --------  ---------------

Customer
 relationships   9.4       $ 31,069  $        5,558   $ 31,152  $        4,714
Trademarks       2.0          2,550           2,005      2,550           1,652
                           --------  ---------------  --------  ---------------
                           $ 33,619  $        7,563   $ 33,702  $        6,366
                           ========  ===============  ========  ===============

Estimated amortization expense for the next five years is presented in the following table:

(Dollars in thousands)

Year ending December 31:

  Remaining nine months of 2009                  $ 3,100
  2010                                             3,500
  2011                                             3,500
  2012                                             3,100
  2013                                             2,700
  2014                                             2,700


3.  Restructuring Activities

During 2007 and 2008, Con-way Freight initiated a number of restructuring activities. In connection with the restructuring activities, Con-way Freight recognized restructuring charges of $1.1 million in the first three months of 2009 and $2.6 million in the first three months of 2008. Con-way reported the employee-separation costs in salaries, wages and other employee benefits, facility costs primarily in rents and leases, and asset-impairment charges in other operating expenses in the statements of consolidated operations. In addition to the restructuring charges, Con-way Freight recognized an additional $2.6 million in the first three months of 2008 for other related costs, consisting primarily of consulting fees, which are reported as other operating expenses.

The remaining liability for amounts expensed but not yet paid was $9.2 million at March 31, 2009. The remaining liability relates primarily to operating lease commitments that are expected to be payable over several years.


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

The following table summarizes the effect of Con-way Freight's operational restructuring:


 (Dollars in     Employee-     Facility and       Asset-     Other    Total
 thousands)     Separation        Lease-        Impairment
                   Costs     Termination Costs    Charges
                -----------  -----------------  -----------  ------  ----------
Balance at
 December 31,
   2008         $       --   $         3,162    $       --   $  40   $   3,202
  Cash
   payments             --              (255)           --     (40)       (295)
                -----------  -----------------  -----------  ------  ----------
Balance at
 March 31,
   2009         $       --   $         2,907    $       --   $  --   $   2,907
                ===========  =================  ===========  ======  ==========

Total expense
 recognized to
   date         $    7,119   $         4,336    $    2,401   $2,786  $  16,642


Network Re-Engineering

In November 2008, Con-way Freight completed a major network re-engineering to reduce service exceptions, improve on-time delivery and bring faster transit times while deploying a lower-cost, more efficient service center network better aligned to customer needs and business volumes. The re-engineering did not change Con-way Freight's service coverage, but did involve the closure of 40 service centers, with shipment volumes from closing locations redistributed and balanced among more than 100 nearby service centers.

The following table summarizes the effect of the network re-engineering:

       (Dollars in     Employee-     Facility and       Asset-       Total
        thousands)     Separation        Lease-        Impairment
                          Costs     Termination Costs    Charges
                       -----------  -----------------  -----------  --------
Balance at
 December 31, 2008     $      259   $         7,213    $       --   $ 7,472
 2009 restructuring
   charges                    125                 4            22       151
 Cash payments               (384)           (1,031)           --    (1,415)
 Write-offs                    --                --           (22)      (22)
                       -----------  -----------------  -----------  --------
Balance at
 March 31, 2009        $       --   $         6,186    $       --   $ 6,186
                       ===========  =================  ===========  ========

Total expense
 recognized to date    $    5,769   $         7,752    $    1,656   $15,177
Expected remaining
 expenses                   1,300                --            --     1,300

The expected remaining expenses for the network re-engineering relate primarily to employee relocation and will be expensed as incurred.


Economic Workforce Reduction

In response to a decline in year-over-year business volumes that accelerated during the fourth quarter of 2008, Con-way Freight reduced its workforce by 1,450 positions in December 2008. In addition to reducing the workforce at operating locations, the reduction also eliminated positions at Con-way Freight's general office and administrative center, and included a realignment of its area and regional division structure to streamline management.

The following table summarizes the effect of the workforce reduction:

 (Dollars in thousands)            Employee-Separation
                                          Costs
                                   -------------------
Balance at December 31, 2008       $            1,742
   2009 restructuring charges                     938
   Cash payments                               (2,579)
                                   -------------------
Balance at March 31, 2009          $              101
                                   ===================

Total expense recognized to date   $            6,391
Expected remaining expenses                       300

The expected remaining expenses for the workforce reduction relate primarily to employee relocation and will be expensed as incurred.


4.  Discontinued Operations

Con-way's discontinued operations relate to (1) the closure of Con-way Forwarding in 2006, (2) the sale of Menlo Worldwide Forwarding, Inc. and its subsidiaries and Menlo Worldwide Expedite!, Inc. (collectively "MWF") in 2004, (3) the shut-down of Emery Worldwide Airlines, Inc. ("EWA") in 2001 and the termination of its Priority Mail contract with the USPS in 2000, and (4) the spin-off of Consolidated Freightways Corporation ("CFC") in 1996. The results of operations and cash flows of discontinued operations are segregated from continuing operations and were not material for the periods presented. See Note 4, "Discontinued Operations," of Item 8, "Financial Statements and Supplementary Data," in Con-way's 2008 Annual Report on Form 10-K for additional discussion of results of operations and cash flows of discontinued operations in prior periods.


5.  Segment Reporting

Con-way discloses segment information in the manner in which the business units are organized for making operating decisions, assessing performance and allocating resources. For the periods presented, Con-way is divided into the following four reporting segments:

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

     * Truckload. The Truckload segment consists of the operating results of the Con-way Truckload business unit. Con-way Truckload provides asset-based full-truckload freight services throughout North America.

     * Other. The Other reporting segment consists of the operating results of Road Systems, a trailer manufacturer, and certain corporate activities for which the related income or expense has not been allocated to other reporting segments.

Financial Data

Management evaluates segment performance primarily based on revenue and operating income (loss). Accordingly, interest expense, investment income and other non-operating items are not reported in segment results. Corporate expenses are generally allocated based on measurable services provided to each segment, or for general corporate expenses, based on segment revenue. Inter-segment revenue and related operating income (loss) have been eliminated to reconcile to consolidated revenue and operating income (loss). Transactions between segments are generally based on negotiated prices.



 (Dollars in thousands)                              Three Months Ended
                                                          March 31,
                                                 ------------------------
                                                     2009         2008
                                                 -----------  -----------
Revenues from External Customers
   Freight                                       $  559,733   $  743,320
   Logistics                                        316,477      341,460
   Truckload                                         86,042      115,969
   Other                                                680          832
                                                 -----------  -----------
                                                 $  962,932   $1,201,581
                                                 ===========  ===========

Inter-segment Revenues
   Freight                                       $   14,082   $   11,227
   Logistics                                             --            8
   Truckload                                         48,741       35,123
   Other                                              5,309       11,222
                                                 -----------  -----------
                                                 $   68,132   $   57,580
                                                 ===========  ===========

Revenues before Inter-segment Eliminations
   Freight                                       $  573,815   $  754,547
   Logistics                                        316,477      341,468
   Truckload                                        134,783      151,092
   Other                                              5,989       12,054
   Inter-segment Revenue                            (68,132)     (57,580)
   Eliminations                                  -----------  -----------
                                                 $  962,932   $1,201,581
                                                 ===========  ===========
Operating Income (Loss)
   Freight                                       $  (23,387)  $   36,077
   Logistics                                          4,974        6,263
   Truckload                                       (132,678)      10,276
   Other                                                779        1,392
                                                 -----------  -----------
                                                 $ (150,312)  $   54,008
                                                 ===========  ===========


                                                  March 31,    December 31,
                                                     2009         2008
                                                 -----------   -----------
Assets
   Freight                                       $1,266,153    $1,297,197
   Logistics                                        299,192       331,419
   Truckload                                        763,717       911,835
   Other                                            588,509       531,256
                                                 -----------   -----------
                                                 $2,917,571    $3,071,707
                                                 ===========   ===========


6.  Fair-Value Measurements

Assets and liabilities reported at fair value are classified in one of the following three levels within the fair-value hierarchy:

Level 1: Quoted market prices in active markets for identical assets or liabilities
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:  Unobservable inputs that are not corroborated by market data

The following table summarizes the valuation of financial instruments within the fair-value hierarchy:

                                      March 31, 2009
                     ----------------------------------------------
(Dollars in             Total     Level 1     Level 2     Level 3
 thousands)          ----------  ----------  ----------  ----------

Cash and cash
  equivalents        $ 325,220   $ 325,220   $      --   $      --
Available-for-sale
  securities             5,912          --          --       5,912


                                        December 31, 2008
                     ----------------------------------------------
 (Dollars in
  thousands)            Total     Level 1     Level 2     Level 3
                     ----------  ----------  ----------  ----------

Cash and cash
  equivalents        $ 278,253   $ 278,253   $      --   $      --
Available-for-sale
  securities             6,712         --           --       6,712

The following table summarizes the change in fair values of financial instruments using Level 3 inputs:


 (Dollars in
  thousands)                            Available-for-sale
                                            securities
                                         ----------------

Balance at December 31, 2007             $            --
  Transfer in from Level 2                         7,500
  Unrealized loss                                   (788)
                                         ----------------
Balance at December 31, 2008             $         6,712
  Unrealized loss                                   (800)
                                         -----------------
Balance at March 31, 2009                $         5,912
                                         =================

Due primarily to changes in interest rate benchmarks, the fair value of Con-way's auction-rate security declined $0.8 million in the first quarter of 2009. Con-way has recorded the cumulative $1.6 million decline in the carrying value of marketable securities with an equal and offsetting unrealized loss in accumulated other comprehensive income (loss). Con-way has evaluated the unrealized loss and concluded that the decline in fair value is temporary.

Effective January 1, 2009, Con-way adopted SFAS No. 157, "Fair-Value Measurements" for nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis. During the first three months of 2009, Con-way measured the fair value of the Con-way Truckload reporting unit as part of a goodwill impairment test. The following table summarizes the valuation of non-financial assets within the fair-value hierarchy:

                                      March 31, 2009
                     ----------------------------------------------
(Dollars in             Total     Level 1     Level 2     Level 3
 thousands)          ----------  ----------  ----------  ----------

Truckload goodwill   $ 329,785   $      --   $      --   $ 329,785


The fair-value methods Con-way applied in the valuation of Con-way Truckload and a goodwill impairment charge are more fully discussed in Note 2, "Goodwill and Intangible Assets."


7.  Employee Benefit Plans

In the periods presented, employees of Con-way and its subsidiaries in the U.S. were covered under several retirement benefit plans, including defined benefit pension plans, defined contribution retirement plans, and a postretirement medical plan. Con-way's defined benefit pension plans include "qualified" plans that are eligible for certain beneficial treatment under the Internal Revenue Code ("IRC"), as well as "non-qualified" plans that do not meet IRC criteria. See Note 12, "Employee Benefit Plans," of Item 8, "Financial Statements and Supplementary Data," in Con-way's 2008 Annual Report on Form 10-K for additional information concerning its retirement benefit plans. See "- Cost-Reduction Actions" below for a discussion of employee benefits changes that were effective in April 2009.

Defined Benefit Pension Plans

The following tables summarize the components of net periodic benefit expense (income) for Con-way's domestic defined benefit pension plans:

                             Qualified Pension      Non-Qualified Pension
                                   Plans                   Plans
                          -----------------------  ------------------------
                            Three Months Ended       Three Months Ended
                                 March 31,               March 31,
                          -----------------------  ------------------------
  (Dollars in thousands)     2009        2008         2009         2008
                          ----------- -----------  ----------- ------------

Service cost - benefits
 earned during the period $       27  $       27   $       --  $        --
Interest cost on benefit
 obligation                   18,526      17,358        1,086          807
Expected return on plan
 assets                      (16,443)    (24,247)          --           --
Net amortization and
 deferral                      8,521        (794)         142          269
                          ----------- -----------  ----------- ------------
Net periodic benefit
 expense (income)         $   10,631  $   (7,656)  $    1,228  $     1,076
                          =========== ===========  =========== ============


Con-way expects to make a minimum contribution of $5.6 million to its qualified pension plans in 2009, including $5.0 million contributed in March 2009.

Defined Contribution Retirement Plans

Con-way's defined contribution retirement plans consist mostly of the primary defined contribution retirement plan (the "Primary DC Plan"), which covers non-contractual U.S. employees. The Primary DC Plan is a voluntary defined contribution plan with a leveraged employee stock ownership plan feature with salary deferral qualified under Section 401(k) of the IRC, as more fully discussed in Note 12, "Employee Benefit Plans," of Item 8, "Financial Statements and Supplementary Data," in Con-way's 2008 Annual Report on Form 10-K. Under the Primary DC Plan, Con-way makes "matching" contributions equal to 50% of the first six percent of employees' eligible compensation and makes additional discretionary contributions to employees' 401(k) accounts. The additional contributions, which are based on employees' years of service, consist of a "basic" contribution that ranges from 3% to 5% of eligible compensation and a "transition" contribution that ranges from 1% to 3% of eligible compensation.

In the periods presented, Con-way's expense related to the Primary DC Plan is equal to the cost of allocated Con-way preferred stock and contributions of cash and Con-way common stock. Con-way's expense under the Primary DC Plan was $19.6 million and $22.0 million in the first quarter of 2009 and 2008, respectively. At March 31, 2009 and December 31, 2008, Con-way had recognized accrued liabilities of $14.2 million and $21.8 million, respectively, for its contributions related to the Primary DC Plan.
Effective in January 2009, contributions in the form of Con-way common stock were made with repurchased common stock (also referred to as treasury stock), rather than from open-market purchases from cash contributed by Con-way. During the first three months of 2009, Con-way contributed $7.4 million of repurchased common stock to the Primary DC Plan.

Postretirement Medical Plan

The following table summarizes the components of net periodic benefit expense for the postretirement medical plan:


                                                       Three Months Ended
                                                             March 31,
                                                    ------------------------
 (Dollars in thousands)                                  2009       2008
                                                    -----------  -----------

Service cost - benefits earned during the period    $      478   $      620
Interest cost on benefit obligation                      1,515        1,603
Net amortization and deferral                             (305)        (199)
                                                    -----------  -----------
   Net periodic benefit expense                     $    1,688   $    2,024
                                                    ===========  ===========


Long-term Disability Plan

Con-way's expense associated with the long-term disability plan was $3.8 million and $2.1 million in the first quarter of 2009 and 2008, respectively. In Con-way's consolidated balance sheets, the long-term and current-portion of the long-term disability plan obligation is reported in employee benefits and accrued liabilities, respectively. At March 31, 2009, the long-term and current-portion of the obligation was $34.2 million and $11.4 million, respectively, and at December 31, 2008, was $32.1 million and $13.6 million.

Cost-Reduction Actions

In response to economic conditions, Con-way announced in March 2009 several measures to reduce costs and conserve cash. These measures substantially consist of the suspension or curtailment of employee benefits and a reduction in salaries and wages, as detailed below.

  Salaries and Wages

  Effective March 29, 2009, the salaries and wages of certain employees were reduced by 5%, including corporate and shared-services employees and those
  at the Con-way Freight and Road Systems business units.   If this reduction
  would have been effective in the first quarter of 2009, wages and salaries expense would have been lower by $11.9 million and a substantial portion of the expense reduction would have been recognized in the Freight reporting segment.

  Compensated Absences

  Effective April 1, 2009, a compensated-absences benefit was suspended at Con-way Freight. Prior to the suspension, employees' current-year service earned a compensated-absences benefit eligible for use in the subsequent year. During the period of suspension, no compensated-absences benefits will be earned for current-year service; however, employees may use previously vested benefits. The compensated-absences benefit expense in the first quarter of 2009 includes a $3.3 million decrease attributed to the salary- and wage-rate reductions effective on March 29, 2009, as the future payment of previously vested benefits will be paid at reduced rates. If the suspension would have been effective in the first quarter of 2009, the expense for compensated-absences benefits recognized in the Freight reporting segment would have been lower by an additional $10.6 million.

  Also, effective March 8, 2009, Menlo Worldwide Logistics reduced its compensated-absences benefit by 25%. During the period of reduced benefits, employees' current-year service continues to earn (at a lower rate) a compensated-absences benefit eligible for use in the current year. If this suspension would have been effective in the first quarter of 2009, the expense for compensated-absences benefits recognized in the Logistics reporting segment would have been lower by $0.4 million.

  Defined Contribution Plan

  Effective April 26, 2009, employer contributions to Con-way's Primary DC Plan, as more fully discussed above, will be suspended or limited. The matching and transition contributions will be suspended and the basic contribution will be limited to no more than 3% of an employee's eligible compensation. If this suspension and/or limitation would have been effective in the first quarter of 2009, the expense associated with the matching contribution would have been lower by $7.5 million and the collective expense associated with the basic and transition contribution would have been lower by $4.3 million. Future basic contributions will be made with repurchased Con-way common stock, as described above.

  Defined Benefit Pension Plan

  Effective April 30, 2009, Con-way amended its primary defined benefit pension plan to permanently curtail benefits associated with future increases in employee compensation. Prior to the amendment, future retirement benefits considered participants' eligible compensation increases through 2016. As a result of this plan change, Con-way will re-measure its plan obligation as of April 30, 2009. Following re-measurement, Con-way will be required to make adjustments to the amounts recognized in the consolidated balance sheets due to changes in the projected benefit obligation, plan asset values, and actuarial gains or losses. The plan change will also affect future amounts Con-way recognizes as the net periodic benefit expense reported in the table above.


8.  Comprehensive Income

Comprehensive income (loss), which is a measure of all changes in equity except those resulting from investments by owners and distributions to owners, was as follows:

                                                       Three Months Ended
                                                             March 31,
                                                    ------------------------
 (Dollars in thousands)                                  2009       2008
                                                    -----------  -----------

Net income (loss)                                   $ (152,349)  $   24,112

Other comprehensive income (loss):
  Foreign currency translation adjustments                (694)       1,274
  Unrealized loss on available-for-sale security,
     net of deferred tax of $313                          (487)          --
  Amortization of employee benefit plan
     amounts, net of deferred tax of $3,260              5,098           --
                                                    -----------  -----------
Comprehensive income (loss)                         $ (148,432)  $   25,386
                                                    ===========  ===========


9.  Share-Based Compensation

Under terms of the share-based compensation plans, Con-way grants various types of share-based compensation awards to employees and directors. The plans provide for awards in the form of stock options, nonvested stock (also known as restricted stock), and performance-share plan units. See Note 13, "Share-Based Compensation," of Item 8, "Financial Statements and Supplementary Data," in Con-way's 2008 Annual Report on Form 10-K for additional information concerning its share-based compensation awards.

The following expense was recognized for share-based compensation:

                                                      Three Months Ended
                                                             March 31,
                                                    ------------------------
 (Dollars in thousands)                                  2009       2008
                                                    -----------  -----------

Salaries, wages and other employee benefits         $    2,952   $    3,187
Deferred income tax benefit                             (1,135)      (1,225)
                                                    -----------  -----------
   Net share-based compensation expense             $    1,817   $    1,962
                                                    ===========  ===========


10.  Income Taxes

Con-way's first-quarter effective tax benefit rate in 2009 was 8.1%, compared to an effective tax provision rate of 39.4% in 2008. Excluding the effect of various discrete tax adjustments, Con-way's first-quarter effective tax rate in 2009 was 36.5% and in 2008 was 38.4%. The discrete tax adjustments in the first quarter of 2009 relate primarily to the non-deductible goodwill impairment charge, as discussed more fully in Note 2, "Goodwill and Intangible Assets."

Other accounts receivable in the consolidated balance sheets include income tax receivables of $19.5 million and $24.0 million at March 31, 2009 and December 31, 2008, respectively.


11.  Commitments and Contingencies

CFC

The cessation by Consolidated Freightways Corporation ("CFC") of its U.S. operations in connection with the filing of bankruptcy in 2002 was deemed to have resulted in CFC's "complete withdrawal" (within the meaning of applicable federal law) from certain multiemployer plans to which CFC was a party at the time Co-way completed the 100% spin-off of CFC to Con-way's shareholders in December 1996. These plans subsequently assessed claims for such "withdrawal liabilities" against CFC, demanding that CFC pay them for the approximately $400 million that they determined to be CFC's share of unfunded vested benefits obligations under those plans.

In 2008, Con-way was approached by the Central States, Southeast and Southwest Areas Pension Fund and the New York States Teamsters Conference Pension and Retirement Fund, seeking to impose withdrawal liability against Con-way for CFC's unpaid pension liabilities. Both matters have been settled as previously disclosed in Note 14, "Commitments and Contingencies," of Item 8, "Financial Statements and Supplementary Data," in Con-way's 2008 Annual Report on Form 10-K.

Con-way continues to believe that its actions in connection with the CFC spin-off were proper and will continue to vigorously defend itself from any claims brought against it by multiemployer pension funds seeking to hold Con-way responsible for CFC's withdrawal liabilities. However, there can be no assurance as to the outcome of any such litigation, given uncertainties inherent in such proceedings, including the possible application of adverse judicial decisions rendered in unrelated matters not involving Con-way.

EWA

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

MWF

In 2004, Con-way and Menlo Worldwide, LLC sold to United Parcel Service, Inc. ("UPS") all of the issued and outstanding capital stock of MWF. Con-way agreed to indemnify UPS against certain losses that UPS may incur after the closing of the sale with certain limitations. Any losses related to these indemnification obligations will be recognized in future periods as an additional loss from disposal when and if incurred.

Other

Menlo Worldwide, LLC ("MW") has asserted claims against the sellers of Chic Holdings alleging inaccurate books and records, misstatement of revenue, and other similar matters related to the pre-sale financial performance of the Chic businesses and is pursuing all legal and equitable remedies available to MW. There currently exists a $9 million hold-back in escrow against which MW may apply any award for breach of warranty under the Share Purchase Agreement. The ultimate outcome of this matter is uncertain and any resulting award will not be recognized until received.

Con-way is a defendant in various other lawsuits incidental to its businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material effect on Con-way's financial condition, results of operations or cash flows.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                Introduction
                                ------------

Management's Discussion and Analysis of Financial Condition and Results of Operations (referred to as "Management's Discussion and Analysis") is intended to assist in a historical and prospective understanding of Con-way's financial condition, results of operations and cash flows, including a discussion and analysis of the following:

  *  Overview of Business
  *  Results of Operations
  *  Liquidity and Capital Resources
  *  Critical Accounting Policies and Estimates
  *  New Accounting Standards
  *  Forward-Looking Statements


                            Overview of Business
                            --------------------

Con-way provides transportation, logistics and supply-chain management services for a wide range of manufacturing, industrial and retail customers. Con-way's business units operate in regional and transcontinental less-than-truckload and full-truckload freight transportation, contract logistics and supply-chain management, multimodal freight brokerage and trailer manufacturing. For the periods presented, Con-way is divided into the following four reporting segments:

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

     * Truckload. The Truckload segment consists of the operating results of the Con-way Truckload business unit. Con-way Truckload provides asset-based full-truckload freight services throughout North America.

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



                             Results of Operations
                             ---------------------


The overview below provides a high-level summary of Con-way's results for the periods presented and is intended to provide context for the remainder of the discussion on reporting segments. Refer to "Reporting Segment Review" below for more complete and detailed discussion and analysis.


 (Dollars in thousands except per share          Three Months Ended
 amounts)                                             March 31,
                                         -----------------------------------
                                               2009              2008
                                         ----------------  -----------------

Revenues                                 $       962,932   $      1,201,581
Costs and expenses
  Loss from impairment of goodwill               134,813                 --
  Other operating expenses                       978,431          1,147,573
                                         ----------------  -----------------
                                               1,113,244          1,147,573
                                         ----------------  -----------------
Operating income (loss)                         (150,312)            54,008
Other expense                                     15,513             14,209
                                         ----------------  -----------------
Income (loss) before income tax
  provision (benefit)                           (165,825)            39,799
Income tax provision (benefit)                   (13,476)            15,687
                                         ----------------  -----------------
Net income (loss)                               (152,349)            24,112
Preferred stock dividends                          1,617              1,656
                                         ----------------  -----------------
Net income (loss) applicable to
  common shareholders                    $      (153,966)  $         22,456
                                         ================  =================

Diluted earnings (loss) per share        $         (3.35)  $           0.47
Effective tax rate                                   8.1%              39.4%


                                  Overview

Con-way's consolidated revenue for the first quarter of 2009 decreased 19.9% from the same period of last year, reflecting recessionary economic conditions that contributed to lower revenue at all reporting segments.

In the first quarter of 2009, Con-way reported a $150.3 million operating loss due to a $132.7 million loss at Truckload and a $23.4 million loss at Freight. The Logistics and Other segments were profitable but also experienced declines in operating income in 2009 compared to 2008. The loss at Truckload resulted from a $134.8 million charge for the impairment of goodwill, as more fully discussed in Note 2, "Goodwill and Intangible Assets," of Item 1, "Financial Statements," while Freight's loss primarily reflects adverse economic conditions and a competitive freight market.

Non-operating expense increased $1.3 million in the first quarter of 2009 due primarily to variations in foreign-exchange gains and losses, which lowered comparative results by $1.2 million.

Con-way's first-quarter effective tax benefit rate in 2009 was 8.1%, compared to an effective tax provision rate of 39.4% in 2008. Excluding the effect of various discrete tax adjustments, Con-way's first-quarter effective tax rate in 2009 was 36.5% and in 2008 was 38.4%. The discrete tax adjustments in the first quarter of 2009 relate primarily to the non-deductible goodwill impairment charge.

In response to economic conditions, Con-way announced in March 2009 several measures to reduce costs and conserve cash. These measures substantially consist of the suspension or curtailment of employee benefits and a reduction in certain employees' salaries and wages, as detailed in Note 7, "Employee Benefit Plans," of Item 1, "Financial Statements." The measures are projected to save between $100 million to $130 million in the remainder of 2009. Savings in periods beyond 2009 are expected to be lower, reflecting the reinstatement of suspended benefits and/or the reversal of salary and wage reductions. The timing for the reinstatement of suspended benefits and/or the reversal of salary and wage reductions will generally depend on economic conditions and Con-way's financial condition, results of operations and cash flows, except that Con-way Freight currently plans to reinstate its compensated-absences benefit effective on April 1, 2010. These measures are in addition to the actions Con-way took in the fourth quarter of 2008. Actions in 2008 included workforce reductions, network re-engineering, suspension of merit-based pay increases, reduction in capital expenditures and other spending cuts.


                           Reporting Segment Review

Freight

The following table compares operating results, operating margins, and the percentage change in selected operating statistics of the Freight reporting segment:


                                                      Three Months Ended
                                                             March 31,
                                                    ------------------------
 (Dollars in thousands)                                  2009       2008
                                                    -----------  -----------

Summary of Segment Operating Results
  Revenues                                          $  559,733   $  743,320
  Operating income (loss)                              (23,387)      36,077
  Operating margin                                        (4.2)%        4.9%


                                                    2009 vs. 2008
                                                   ---------------
Change in Selected Operating Statistics
  Weight per day                                       -12.4%
  Revenue per hundredweight ("yield")                  -12.1%
  Shipments per day ("volume")                         -12.8%
  Weight per shipment                                   +0.4%

Freight's revenue in the first quarter of 2009 decreased 24.7% from the same period of 2008 due to a 12.4% decrease in weight per day, a 12.1% decrease in yield and a 1-day decline in the number of working days. The 12.4% decline in weight per day reflects a 12.8% decrease in shipments per day, partially offset by a 0.4% increase in weight per shipment. The decline in yield was due primarily to decreases in fuel surcharges and base freight rates.
Freight volumes and yield reflect the current adverse economic conditions, excess capacity in the LTL market and a competitive pricing environment.

Excluding fuel surcharges, yields in 2009 decreased 4.3%. Like other LTL carriers, Con-way Freight assesses many of its customers with a fuel surcharge. The fuel surcharge is intended to compensate Con-way Freight for higher fuel costs and fuel-related increases in purchased transportation. Fuel surcharges are only one part of Con-way Freight's overall rate structure, and the total price that Con-way Freight receives from customers for its services is governed by market forces, as more fully discussed below in Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Fuel." In the first quarter, Con-way Freight's fuel-surcharge revenue decreased to 9.1% of revenue in 2009 from 16.8% in 2008.

In the first quarter of 2009, Freight reported a $23.4 million operating loss compared to $36.1 million in operating income for the same prior-year period. The operating loss reflects revenue that declined at a faster rate than operating expenses, reflecting Freight's network, which includes certain costs that are relatively fixed in order to provide geographic coverage and consistent on-time performance. In 2009, expenses for salaries, wages and other employee benefits decreased 12.2% due primarily to decreases in base compensation and employee benefits expense. Base compensation decreased 10.3% as a result of a lower average employee count. Decreased employee benefits expense reflects lower expense for compensated absences, workers' compensation claims and employee medical care, partially offset by increased pension expense for defined benefit pension plans. In the first quarter of 2009, expenses for compensated absences declined due primarily to planned salary and wage reductions; also, in the first quarter of 2008, expenses for compensated absences included a non-recurring adjustment for a benefit plan change associated with a restructuring initiative. Expenses for fuel and fuel-related taxes decreased 47.8% due primarily to the decline in the cost of diesel fuel. Expense for purchased transportation in the first quarter of 2009 decreased 10.5% from 2008 due primarily to fuel-related rate decreases by third-party providers.

Comparative operating results were affected by costs incurred for Freight's re-branding initiative and restructuring activities. Under the re-branding initiative, which was completed in the second quarter of 2008, Freight incurred $3.7 million of costs in the first quarter of 2008. In connection with its restructuring activities, Freight recognized $1.1 million of expense in the first quarter of 2009 and $5.2 million of expense in the first quarter of 2008. For additional information concerning Freight's restructuring activities see Note 3, "Restructuring Activities," in Item 1, "Financial Statements."

The sequential monthly declines in tonnage that Con-way experienced in the second half of 2008 abated in the first quarter of 2009. Tonnage increased sequentially from January through March as monthly volumes benefited from seasonal increases. However, declines in fuel prices contributed to lower fuel-surcharge revenue and yields. Based on recent market conditions, the declines in fuel-surcharge revenue have not been offset by equivalent increases in base freight-rate revenue. Since its fuel-surcharge program has historically enabled Con-way Freight to more than recover increases in fuel costs and fuel-related increases in purchased transportation, these declines in fuel-surcharge revenue have had an adverse effect on operating results.
In response to economic conditions, Con-way announced in March 2009 several measures to reduce costs and conserve cash. These measures are detailed in
Note 7, "Employee Benefit Plans," of Item 1, "Financial Statements."


Logistics

The table below compares operating results and operating margins of the Logistics reporting segment. The table summarizes the segment's revenue as well as net revenue (revenue less purchased transportation expense). Carrier-management revenue is attributable to contracts for which Menlo Worldwide Logistics manages the transportation of freight but subcontracts to third parties the actual transportation and delivery of products, which Menlo Worldwide Logistics refers to as purchased transportation. Menlo Worldwide Logistics' management places emphasis on net revenue as a meaningful measure of the relative importance of its principal services since revenue earned on most carrier-management services includes the third-party carriers' charges to Menlo Worldwide Logistics for transporting the shipments.

                                                      Three Months Ended
                                                             March 31,
                                                    ------------------------
 (Dollars in thousands)                                  2009       2008
                                                    -----------  -----------

Summary of Segment Operating Results
  Revenue                                           $  316,477   $  341,460
  Purchased transportation                            (191,244)    (215,452)
                                                    -----------  -----------
  Net revenue                                          125,233      126,008

  Operating income                                       4,974        6,263
  Operating margin on revenue                              1.6%         1.8%
  Operating margin on net revenue                          4.0%         5.0%

In the first quarter of 2009, Logistics' revenue declined 7.3% primarily due to a 10.4% decline in revenue from carrier-management services partially offset by a 0.7% increase in revenue from warehouse-management services. Logistics' net revenue in the first quarter of 2009 decreased 0.6% during the same comparative period, reflecting an 11.2% decline in purchased transportation costs and an increase in the percentage of revenue derived from warehouse-management services.

Operating income in the first quarter of 2009 decreased 20.6% from the first quarter of 2008 due primarily to lower operating margins on carrier-management services that reflect competitive pricing pressures, increased operating losses at Chic Logistics, and the Defense Transportation Coordination Initiative ("DTCI") contract, as more fully discussed below.

Expenses for rents and leases increased 20.8% due to new leases that were entered into during 2008. Other operating expenses increased 5.8% due primarily to the use of professional services, amortization of deferred set-up costs and an increased provision for uncollectible accounts. Purchased labor decreased 14.4% as labor levels were adjusted in response to declines in economic activity and customer needs. Salaries, wages and other employee benefits decreased 4.3% in the first quarter of 2009 reflecting decreases in base compensation, incentive compensation and other employee-related costs (particularly travel costs) that were partially offset by increases in employee benefits. Base compensation declined 4.2% as labor levels were adjusted in response to declines in economic activity and customer needs. Incentive compensation declined 36.0% or $0.8 million based on variations in incentive-plan provisions and performance relative to incentive-plan targets. Employee benefits expense increased 9.2% due primarily to costs associated with Con-way's defined benefit pension plan.

Operations under the DTCI began on March 31, 2008 and there were approximately two-thirds of the distribution centers operating as of March 31, 2009. The contract contributed revenue of $36.5 million in the first quarter of 2009; however, the contract did not have a significant effect on Logistics' operating income in the periods presented.


Truckload

The table below compares operating results, operating margins and the percentage change in selected operating statistics of the Truckload reporting segment. The table summarizes the segment's revenue as well as trucking revenue, which represents revenue excluding fuel surcharges, inter-segment eliminations, and other non-trucking revenue. Truckload's management places emphasis on trucking revenue as a meaningful measure to evaluate results from the core truckload freight operation. The table also includes operating income and operating margin excluding the loss from impairment of goodwill. Truckload's management believes these measures are relevant to evaluate its on-going operations.


                                                      Three Months Ended
                                                             March 31,
                                                    ------------------------
 (Dollars in thousands)                                  2009       2008
                                                    -----------  -----------
Summary of Operating Results

  Trucking revenue                                  $  120,218   $  115,639
  Fuel surcharge revenue                                12,066       31,798
  Other revenue                                          2,499        3,655
                                                    -----------  -----------
  Revenue before inter-segment eliminations            134,783      151,092
  Inter-segment eliminations                           (48,741)     (35,123)
                                                    -----------  -----------
  Revenue from external customers                       86,042      115,969

  Operating income (loss)                             (132,678)      10,276
  Loss from impairment of goodwill                     134,813           --
                                                    -----------  -----------
  Operating income excluding impairment                  2,135       10,276
  Operating margin excluding impairment                    2.5%         8.9%


                                                     2009 vs. 2008
                                                    ---------------
Change in Selected Operating Statistics
  Total Miles                                           +6.3%
  Trucking Revenue per Total Mile                       -2.2%

In the first quarter of 2009, Truckload's revenue from external customers decreased 25.8% reflecting a 10.8% decline in revenue before inter-segment eliminations and a 38.8% increase in inter-segment eliminations. The 10.8% decline in revenue before inter-segment eliminations was due primarily to a 62.1% decline in fuel surcharge revenue partially offset by a 4.0% increase in trucking revenue. Lower fuel surcharge revenue was due primarily to lower
fuel prices in 2009 compared to 2008.   The 4.0% increase in trucking revenue
reflects a 6.3% increase in miles partially offset by a 2.2% decline in revenue per mile. The increase in total miles reflects growth in the tractor fleet partially offset by a decline in average miles per tractor. The decline in revenue per mile was a result of difficult economic conditions and excess capacity in the truckload market.

Truckload's operating loss of $132.7 million in the first quarter of 2009 was due to a $134.8 million charge for goodwill impairment. The impairment charge reflects lower projected revenue and operating income and a higher discount rate that reflects current economic and market conditions, and is more fully discussed in Note 2, "Goodwill and Intangible Assets," of Item 1, "Financial Statements."

Excluding the impairment charge, Truckload's operating income in the first quarter of 2009 declined 79.2% from the first quarter of 2008 due primarily to the decline in revenue from external customers. Other operating expenses increased 44.8% due primarily to vehicular self-insurance costs, corporate allocations and an adjustment to a tax-related receivable. Vehicular self-insurance costs increased 64.7% due primarily to a single claim in the first quarter of 2009. Salaries, wages and other employee benefits increased 10.2%, reflecting a 7.3% increase in base compensation and a 33.0% increase in employee benefits expense. Higher base compensation was due primarily to increased driver miles. Increased employee benefits expense was due to payroll taxes, workers' compensation and compensated absences. Maintenance expenses increased 23.8% due to increases in the number of tractors and the average age of the tractor fleet. Expense for depreciation and amortization, which increased 7.7%, was also affected by the increase in the number of tractors.

Expenses for fuel and fuel-related taxes declined 40.2% due primarily to lower fuel prices in 2009 compared to 2008. Purchased transportation decreased 32.2% primarily due to lower utilization of contract drivers and fuel-related rate declines.


Other

The Other reporting segment consists of the operating results of Road Systems, a trailer manufacturer, and certain corporate activities for which the related income or expense has not been allocated to other reporting segments. Results in 2008 included expenses related to a variable-executive compensation plan to promote synergistic inter-segment activities. The table below summarizes the operating results for the Other reporting segment:


                                                     Three Months Ended
                                                             March 31,
                                                    ------------------------
 (Dollars in thousands)                                  2009       2008
                                                    -----------  -----------
  Revenues
    Road Systems                                    $      680   $      832

  Operating Income (Loss)
    Road Systems                                    $     (356)  $      436
    Con-way re-insurance activities                      1,551          875
    Con-way corporate properties                          (167)        (156)
    Variable executive compensation                         --         (369)
    Other                                                 (249)         606
                                                    -----------  -----------
                                                    $      779   $    1,392
                                                    ===========  ===========


                       Liquidity and Capital Resources
                       -------------------------------

Cash and cash equivalents rose to $325.2 million at March 31, 2009 from $278.3 million at December 31, 2008, as $100.4 million provided by operating activities exceeded $21.8 million used in investing activities and $31.6 million used in financing activities. Cash provided by operating activities came primarily from non-cash items and changes in receivables and accrued liabilities while cash used in investing and financing activities primarily reflects capital expenditures and the repayment of debt, respectively.

                                                      Three Months Ended
                                                             March 31,
                                                    ------------------------
 (Dollars in thousands)                                  2009       2008
                                                    -----------  -----------
Operating Activities
  Net income (loss)                                 $ (152,349)  $   24,112
  Non-cash adjustments
    Loss from impairment of goodwill                   134,813           --
    Other non-cash adjustments (1)                      68,763       62,065
                                                    -----------  -----------
  Net income before non-cash items                      51,227       86,177

  Changes in assets and liabilities                     49,156      (42,635)
                                                    -----------  -----------

Net Cash Provided by Operating Activities              100,383       43,542

Net Cash Used in Investing Activities                  (21,758)     (35,661)

Net Cash Used in Financing Activities                  (31,555)     (25,726)
                                                    -----------  -----------

Net Cash Provided by (Used in) Continuing
  Operations                                            47,070      (17,845)
Net Cash Used in Discontinued Operations                  (103)        (370)
                                                    -----------  -----------
Increase (Decrease) in Cash and Cash Equivalents    $   46,967   $  (18,215)
                                                    ===========  ===========

(1) " Other non-cash adjustments" refer to depreciation, amortization, deferred income taxes, provision for uncollectible accounts, and other non-cash income and expenses.

Operating Activities

Cash flow from operating activities in the first three months of 2009 was $100.4 million, a $56.8 million increase from the first three months of 2008, as a decrease in net income before non-cash items was more than offset by cash provided from changes in assets and liabilities. In the first quarter of 2009, the decrease in net income before non-cash items reflects a $41.6 million decrease in net income after excluding a $134.8 million non-cash loss from the impairment of goodwill. In the first quarter of 2009, changes in receivables, employee benefits and accrued incentive compensation increased operating cash flow when compared to the same prior-year period, partially offset by a decrease in operating cash flow associated with changes in accrued liabilities (excluding employee benefits and incentive compensation), accounts payable, and accrued income taxes.

In the first three months of 2009, receivables provided $37.6 million due primarily to decreased receivables at the Logistics segment as a result of a decline in revenues. In the first three months of 2008, receivables used $65.9 million due primarily to increased receivables at the Freight segment, which reflected an increase in the average collection period.

Employee benefits used $2.5 million in the first quarter of 2009 compared to $22.4 million used in the first quarter of 2008. The variation in cash used by employee benefits reflects the change in funding for Con-way's contributions to its primary defined contribution retirement plan. In the first quarter of 2009, certain contributions were made with repurchased common stock (also referred to as treasury stock), reducing Con-way's cash contributions by $7.4 million. The variation also reflects recognition of net periodic benefit expense for its qualified pension plans in the first three months of 2009, compared to net periodic benefit income earned in the same prior-year period. These decreases in cash used were partially offset by Con-way's $5.0 million first-quarter 2009 funding contribution to the qualified pension plans.

Accrued incentive compensation used $10.8 million in the first quarter of 2009, compared to $24.8 million used in the first quarter of 2008. Changes in accrued incentive compensation reflect a lower level of payments in the first quarter of 2009 when compared to the prior-year period.

Cash provided by changes in accrued liabilities decreased to $34.5 million in the first three months of 2009 from $57.7 million in the first three months of 2008, due primarily to changes in accrued interest on the 7.25% Senior Notes issued in December 2007 and changes in the liability for compensated absences. In the first quarter of 2009, the liability for compensated absences decreased as a result of planned salary and wage reductions at the Freight and Other segments. In the first quarter of 2008, the liability for compensated absences increased due to adjustments resulting from a benefit plan change intended to align the benefits as part of a restructuring initiative at the Freight segment.

Accrued income taxes provided $4.3 million in the first three months of 2009, compared to $12.4 million in the same prior-year period. Changes in accrued income taxes reflect variations in Con-way's income tax provision (benefit), as well as a $15.0 million refund of federal income taxes received in the first quarter of 2009.

Investing Activities

Cash used in investing activities decreased to $21.8 million in the first three months of 2009, compared to $35.7 million used in the first three months of 2008 due primarily to a decrease in capital expenditures and a decrease in cash provided from the conversion of marketable securities. Capital expenditures in the first three months of 2009 decreased $25.5 million due primarily to a lower 2009 capital-expenditure plan in connection with Con-way's cash conservation efforts.

Financing Activities

Financing activities used cash of $31.6 million in the first three months of 2009, compared to $25.7 million used in the same period of 2008. Significant financing activities in the periods presented primarily include repayment of debt obligations and dividend payments. Also, in the first three months of 2008, Con-way received $4.9 million in proceeds from the exercise of options, while no options were exercised during the first three months of 2009.

Con-way has a $400 million revolving credit facility that matures on September 30, 2011. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to $400 million. At March 31, 2009, no borrowings were outstanding under Con-way's revolving credit facility; however, $208.0 million of letters of credit were outstanding, with $192.0 million of available capacity for additional letters of credit or cash borrowings. The revolving facility is guaranteed by certain of Con-way's material domestic subsidiaries and contains two financial covenants: (i) a leverage ratio and (ii) a fixed-charge coverage ratio. At March 31, 2009, Con-way was in compliance with the revolving credit facility's financial covenants and expects to remain in compliance through December 31, 2009 and thereafter.

Con-way had other uncommitted unsecured credit facilities totaling $66.6 million at March 31, 2009, which are available to support borrowings, letters of credit, bank guarantees, and overdraft facilities. A total of $30.3 million was outstanding under these facilities at March 31, 2009, leaving $36.3 million of available capacity.

See "- Forward-Looking Statements" below; Item 1A, "Risk Factors," and Note 8, "Debt and Other Financing Arrangements," of Item 8, "Financial Statements and Supplementary Data," in Con-way's 2008 Annual Report on Form 10-K for additional information concerning Con-way's $400 million credit facility and its other debt instruments.

Contractual Cash Obligations

Con-way's contractual cash obligations as of December 31, 2008 are summarized in Item 7, "Management's Discussion and Analysis - Liquidity and Capital Resources - Contractual Cash Obligations," of Con-way's 2008 Annual Report on Form 10-K. In the first three months of 2009, there have been no material changes in Con-way's contractual obligations outside the ordinary course of business.

Other

In 2009, Con-way anticipates capital and software expenditures of approximately $65 million, net of asset dispositions, primarily for the
acquisition of tractor and trailer equipment.   Con-way's actual 2009 capital
expenditures may differ from the estimated amount depending on factors such as availability and timing of delivery of equipment.

Con-way's capital requirements relate primarily to the acquisition of revenue equipment to support growth and/or replacement of older equipment with newer late-model equipment. In funding these capital expenditures and meeting working-capital requirements, Con-way utilizes various sources of liquidity and capital, including cash and cash equivalents, cash flow from operations, credit facilities and access to capital markets. Con-way may also manage its liquidity requirements and cash-flow generation by varying the timing and amount of capital expenditures and by implementing cost-reduction actions.
In March 2009, Con-way announced several measures to reduce costs and conserve cash. These measures are detailed in Note 7, "Employee Benefit Plans," of Item 1, "Financial Statements."

At March 31, 2009, Con-way's senior unsecured debt was rated as investment grade by Standard and Poor's (BBB-), Fitch Ratings (BBB-), and Moody's
(Baa3). On April 23, 2009, Standard and Poor's put its ratings of Con-way on CreditWatch with negative implications due to the effects of the economic downturn and overcapacity in the less-than-truckload industry sector.



                 Critical Accounting Policies and Estimates
                 ------------------------------------------

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to adopt accounting policies and make significant judgments and estimates. In many cases, there are alternative policies or estimation techniques that could be used. Con-way maintains a process to evaluate the appropriateness of its accounting policies and estimation techniques, including discussion with and review by the Audit Committee of its Board of Directors and its independent auditors. Accounting policies and estimates may require adjustment based on changing facts and circumstances and actual results could differ from estimates. Con-way believes that the accounting policies that are most judgmental and material to the financial statements are those related to the following:

       *  Defined Benefit Pension Plans
       *  Self-Insurance Accruals
       *  Income Taxes
       *  Revenue Recognition
       *  Property, Plant and Equipment and Other Long-Lived Assets
       *  Goodwill
       *  Disposition and Restructuring Activities

There have been no significant changes to the critical accounting policies and estimates disclosed in Con-way's 2008 Annual Report on Form 10-K, excepted as noted below.

Defined Benefit Pension Plans

Effective April 30, 2009, Con-way amended its primary defined benefit pension plan to permanently curtail benefits associated with future increases in employee compensation. Prior to the amendment, future retirement benefits considered participants' eligible compensation increases through 2016. As a result of this plan change, Con-way will re-measure its plan obligation as of April 30, 2009. Following re-measurement, Con-way will be required to make adjustments to the amounts recognized in the consolidated balance sheets due to changes in the projected benefit obligation, plan asset values, and actuarial gains or losses. The plan change will also affect future amounts Con-way recognizes as net periodic benefit expense.


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

  * any statements regarding the outcome of any legal and other claims and proceedings that may be brought against Con-way;

  *  any statements regarding future economic conditions or performance;

  *  any statements regarding strategic acquisitions; and

  * any statements of estimates or belief and any statements or assumptions underlying the foregoing.

Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative of those terms or other variations of those terms or comparable terminology or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data and methods that may be incorrect or imprecise and there can be no assurance that they will be realized. In that regard, certain important factors, among others and in addition to the matters discussed elsewhere in this document and other reports and documents filed by Con-way with the Securities and Exchange Commission, could cause actual results and other matters to differ materially from those discussed in such forward-looking statements. A detailed description of certain of these risk factors is included in Item 1A, "Risk Factors," of Con-way's 2008 Annual Report on Form 10-K.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Con-way is exposed to a variety of market risks, including the effects of interest rates, fuel prices, and foreign-currency exchange rates.

Con-way enters into derivative financial instruments only in circumstances that warrant the hedge of an underlying asset, liability or future cash flow against exposure to some form of interest rate, commodity or currency-related risk. Additionally, the designated hedges should have high correlation to the underlying exposure such that fluctuations in the value of the derivatives offset reciprocal changes in the underlying exposure. Con-way held no material derivative financial instruments at March 31, 2009.

Interest Rates

Con-way is subject to the effect of interest-rate fluctuations on the fair value of its long-term debt and on the amount of interest income earned on cash-equivalent investments and marketable securities, as more fully discussed in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of Con-way's 2008 Annual Report on Form 10-K.

Fuel

Con-way is subject to risks associated with the availability and price of fuel, which are subject to political, economic and market factors that are outside of Con-way's control.

Con-way would be adversely affected by an inability to obtain fuel in the future. Although historically Con-way has been able to obtain fuel from various sources and in the desired quantities, there can be no assurance that this will continue to be the case in the future.

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

Historically, its fuel-surcharge program has enabled Con-way Freight to more than recover increases in fuel costs and fuel-related increases in purchased transportation. As a result, Con-way Freight may be adversely affected if fuel prices fall and the resulting decrease in fuel-surcharge revenue is not offset by an equivalent increase in base freight-rate revenue. Although lower fuel surcharges may improve Con-way Freight's ability to increase the freight rates that it would otherwise charge, there can be no assurance in this regard. Con-way Freight may also be adversely affected if fuel prices increase. Customers faced with fuel-related increases in transportation costs often seek to negotiate lower rates through reductions in the base rates and/or limitations on the fuel surcharges charged by Con-way Freight, which adversely affect Con-way Freight's ability to offset higher fuel costs with higher revenue.

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

Foreign Currency

The assets and liabilities of Con-way's foreign subsidiaries are denominated in foreign currencies, which create exposure to changes in foreign-currency exchange rates. Con-way does not currently use derivative financial instruments to manage foreign-currency risk.


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



                         PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Certain legal proceedings of Con-way are discussed in Note 11, "Commitments and Contingencies," of Item 1, "Financial Statements."


ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors previously disclosed in
Part 1 Item 1A, "Risk Factors," of Con-way's 2008 Annual Report on Form 10-K.




ITEM 6.  EXHIBITS

Exhibit No.
------------

(10) Material contracts:

     10.1 Amended Executive Severance Agreements (Item 5.02 to Con-way's Report on Form 8-K filed on May 6, 2009).*#

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

                                         Con-way Inc.
                                         --------------
                                         (Registrant)

May 8, 2009                              /s/ Stephen L. Bruffett
                                         -----------------------
                                         Stephen L. Bruffett
                                         Senior Vice President and
                                         Chief Financial Officer