Form 10-Q
period 2009-06-30
Con-way Inc.
filed 2009-08-06
CIK 23675

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2009

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


             Number of shares of Common Stock, $.625 par value,
                outstanding as of July 31, 2009:  49,022,759





                                CON-WAY INC.
                                  FORM 10-Q
                        Quarter Ended June 30, 2009

_______________________________________________________________________________
_______________________________________________________________________________

                                    INDEX



PART I. FINANCIAL INFORMATION                                             Page

  Item 1. Financial Statements

          Consolidated Balance Sheets -
            June 30, 2009 and December 31, 2008                             3

          Statements of Consolidated Operations -
            Three and Six Months Ended June 30, 2009 and 2008               5

          Statements of Consolidated Cash Flows -
            Six Months Ended June 30, 2009 and 2008                         6

          Notes to Consolidated Financial Statements                        7

  Item 2. Management's  Discussion  and  Analysis  of
            Financial Condition and Results of Operations                  20

  Item 3. Quantitative and Qualitative Disclosures about Market Risk       32

  Item 4. Controls and Procedures                                          34


PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                                35

  Item 1A.Risk Factors                                                     35

  Item 4. Submission of Matters to a Vote of Security Holders              36

  Item 6. Exhibits                                                         37

  Signatures                                                               38






                                   PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                                CON-WAY INC.
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)



                                                     June 30,    December 31,
ASSETS                                                 2009          2008
-------                                            ------------  ------------
                                                   (Unaudited)
Current Assets
  Cash and cash equivalents                        $   248,314   $   278,253
  Marketable securities                                149,212            --
  Trade accounts receivable, net                       502,173       516,910
  Other accounts receivable                             34,083        51,576
  Operating supplies, at lower of
   average cost or market                               21,664        24,102
  Prepaid expenses and other assets                     41,292        42,278
  Deferred income taxes                                 35,451        37,963
                                                   ------------  ------------
    Total Current Assets                             1,032,189       951,082
                                                   ------------  ------------


Property, Plant and Equipment
  Land                                                 194,963       194,330
  Buildings and leasehold improvements                 805,768       803,511
  Revenue equipment                                  1,355,948     1,350,514
  Other equipment                                      291,237       292,761
                                                   ------------  ------------
                                                     2,647,916     2,641,116
  Accumulated depreciation and amortization         (1,241,073)   (1,169,160)
                                                   ------------  ------------
    Net Property, Plant and Equipment                1,406,843     1,471,956
                                                   ------------  ------------

Other Assets
  Deferred charges and other assets                     41,761        43,012
  Capitalized software, net                             25,696        29,345
  Marketable securities                                  7,182         6,712
  Intangible assets, net                                25,149        27,336
  Goodwill                                             353,367       487,956
  Deferred income taxes                                     --        54,308
                                                   ------------  ------------
                                                       453,155       648,669
                                                   ------------  ------------

Total Assets                                       $ 2,892,187   $ 3,071,707
                                                   ============  ============


        The accompanying notes are an integral part of these statements.



                                CON-WAY INC.
                         CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands except per share amounts)




                                                     June 30,    December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                   2009          2008
-------------------------------------              ------------  ------------
                                                   (Unaudited)
Current Liabilities
  Accounts payable                                 $   284,629   $   273,784
  Accrued liabilities                                  251,009       258,350
  Self-insurance accruals                               86,167        94,663
  Short-term borrowings                                 10,975         7,480
  Current maturities of long-term debt                 206,309        23,800
                                                   ------------  ------------
      Total Current Liabilities                        839,089       658,077

Long-Term Liabilities
  Long-term debt and guarantees                        718,047       926,224
  Self-insurance accruals                              155,171       152,435
  Employee benefits                                    361,967       659,508
  Other liabilities and deferred credits                46,271        49,871
  Deferred income taxes                                 65,381            --
                                                   ------------  ------------
      Total Liabilities                              2,185,926     2,446,115
                                                   ------------  ------------

Commitments and Contingencies (Note 11)

Shareholders' Equity
  Preferred stock, no par value; authorized
   5,000,000 shares: Series B, 8.5% cumulative,
    convertible, $.01 stated value; designated
     1,100,000 shares; issued zero and 523,911
       shares, respectively                                 --             5
  Additional paid-in capital, preferred stock               --        79,681
  Deferred compensation, defined contribution
    retirement plan                                         --       (10,435)
                                                   ------------  ------------
      Total Preferred Shareholders' Equity                  --        69,251
                                                   ------------  ------------
  Common stock, $.625 par value; authorized
   100,000,000 shares; issued 62,382,176 and
    62,379,868 shares,respectively                      38,883        38,851
  Additional paid-in capital, common stock             560,369       584,229
  Retained earnings                                    884,269     1,020,930
  Cost of repurchased common stock
   (13,717,277 and 16,522,563 shares,
     respectively)                                    (593,528)     (713,095)
                                                   ------------  ------------
      Total Common Shareholders' Equity                889,993       930,915
                                                   ------------  ------------
  Accumulated Other Comprehensive Income (Loss)       (183,732)     (374,574)
                                                   ------------  ------------
      Total Shareholders' Equity                       706,261       625,592
                                                   ------------  ------------
          Total Liabilities and
          Shareholders' Equity                     $ 2,892,187   $ 3,071,707
                                                   ============  ============


        The accompanying notes are an integral part of these statements.



                                 CON-WAY INC.
                       STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (Unaudited)
                (Dollars in thousands except per share amounts)



                                 Three Months Ended        Six Months Ended
                   ,                  June 30,                 June 30,
                               -----------------------  -----------------------
                                   2009        2008        2009        2008
                               ----------- -----------  ----------- -----------

Revenues                       $1,056,333  $1,339,685   $2,019,265  $2,541,266

Costs and Expenses
  Salaries, wages and
   other employee benefits        457,312     532,360      929,681   1,046,614
  Purchased transportation        232,509     307,024      446,050     573,097
  Fuel and fuel-related taxes      83,223     170,320      157,035     304,378
  Other operating expenses        102,337     109,710      200,926     214,996
  Depreciation and amortization    48,858      51,981       98,962     103,208
  Maintenance                      29,652      32,713       60,800      67,967
  Rents and leases                 22,458      23,129       45,954      46,530
  Purchased labor                  14,018      17,588       29,390      35,608
  Loss from impairment
   of goodwill                         --          --      134,813          --
                               ----------- -----------  ----------- -----------
                                  990,367   1,244,825    2,103,611   2,392,398
                               ----------- -----------  ----------- -----------
Operating Income (Loss)            65,966      94,860      (84,346)    148,868
                               ----------- -----------  ----------- -----------

Other Income (Expense)
  Investment income                   709       1,113        1,492       2,670
  Interest expense                (16,980)    (15,704)     (32,599)    (32,143)
  Miscellaneous, net                 (310)        722         (987)      1,395
                               ----------- -----------  ----------- -----------
                                  (16,581)    (13,869)     (32,094)    (28,078)

                               ----------- -----------  ----------- -----------
Income (Loss) before Income
 Tax Provision                     49,385      80,991     (116,440)    120,790
    Income Tax Provision           16,346      32,185        2,870      47,872
                               ----------- -----------  ----------- -----------

Income (Loss) from
 Continuing Operations             33,039      48,806     (119,310)     72,918
                               ----------- -----------  ----------- -----------

Discontinued Operations,
 net of tax
  Gain from Disposal                   --       1,609           --       1,609
                               ----------- -----------  ----------- -----------
                                       --       1,609           --       1,609

Net Income (Loss)                  33,039      50,415     (119,310)     74,527
  Preferred Stock Dividends         1,572       1,717        3,189       3,373
                               ----------- -----------  ----------- -----------

Net Income (Loss) Applicable
  to Common Shareholders       $   31,467  $   48,698   $ (122,499) $   71,154
                               =========== ===========  =========== ===========

Net Income (Loss) From
  Continuing Operations
   Applicable to Common
    Shareholders               $   31,467  $   47,089   $ (122,499) $   69,545
                               =========== ===========  =========== ===========

Weighted-Average Common
  Shares Outstanding
    Basic                      46,171,511  45,371,033   46,067,761  45,300,860
    Diluted                    50,778,937  48,226,467   46,067,761  48,203,635

Earnings (Loss) per
  Common Share
    Basic
      Net Income (Loss) from
       Continuing Operations   $     0.68  $     1.04   $    (2.66) $     1.54
      Gain from Disposal               --        0.03           --        0.03
                               ----------- -----------  ----------- -----------
      Net Income (Loss)
       Applicable to
        Common Shareholders    $     0.68  $     1.07   $    (2.66) $     1.57
                               =========== ===========  =========== ===========

    Diluted
      Net Income (Loss) from
       Continuing Operations   $     0.64  $     0.98   $    (2.66) $     1.45
      Gain from Disposal              --         0.04           --        0.04
                               ----------- -----------  ----------- -----------
      Net Income (Loss)
       Applicable to
        Common Shareholders    $     0.64  $     1.02   $    (2.66) $     1.49
                               =========== ===========  =========== ===========


        The accompanying notes are an integral part of these statements.



                                CON-WAY INC.
                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (Unaudited)
                           (Dollars in thousands)

                                                           Six Months Ended
                                                               June 30,
                                                        -----------------------
                                                             2009       2008
                                                        ----------- -----------

Cash and Cash Equivalents, Beginning of Period          $  278,253  $  176,298
                                                        ----------- -----------
Operating Activities
Net income (Loss)                                         (119,310)     74,527
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
     Discontinued operations, net of tax                        --      (1,609)
     Depreciation and amortization, net of accretion        95,530     100,795
     Non-cash compensation and employee benefits            26,634      10,693
     Increase in deferred income taxes                         937       6,284
     Provision for uncollectible accounts                    4,257       3,160
     Loss from impairment of goodwill                      134,813          --
     Loss from sales of property and equipment, net          5,164       2,135
     Changes in assets and liabilities:
        Receivables                                          6,621    (137,850)
        Prepaid expenses                                       972       2,989
        Accounts payable                                     9,439      45,344
        Accrued incentive compensation                      (4,646)    (11,464)
        Accrued liabilities, excluding accrued
         incentive compensation and employee benefits       13,241      66,746
        Self-insurance accruals                             (5,760)      7,895
        Accrued income taxes                                18,770       9,739
        Employee benefits                                   (5,729)    (25,337)
        Deferred charges and credits                           297      (6,385)
        Other                                                2,730      (9,991)
                                                        ----------- -----------
   Net Cash Provided by Operating Activities               183,960     137,671
                                                        ----------- -----------

Investing Activities
     Capital expenditures                                  (37,707)   (108,087)
     Software expenditures                                  (3,133)     (6,749)
     Proceeds from sales of property and equipment           8,210       3,879
     Proceeds from sale-leaseback transaction                   --      40,380
     Net decrease (increase) in marketable securities     (149,198)     22,501
                                                        ----------- -----------
   Net Cash Used in Investing Activities                  (181,828)    (48,076)
                                                        ----------- -----------

Financing Activities
     Repayment of debt and guarantees                      (22,700)    (22,704)
     Net proceeds from short-term borrowings                 3,484       1,014
     Proceeds from exercise of stock options                    --       5,206
     Excess tax benefit from stock-option exercises              4         444
     Payments of common dividends                           (9,249)     (9,113)
     Payments of preferred dividends                        (3,507)     (3,747)
                                                        ----------- -----------
   Net Cash Used in Financing Activities                   (31,968)    (28,900)
                                                        ----------- -----------
   Net Cash Provided by (Used in) Continuing Operations    (29,836)     60,695
                                                        ----------- -----------

Discontinued Operations
     Net Cash Used in Operating Activities                    (103)       (516)
                                                        ----------- -----------
   Net Cash Used in Discontinued Operations                   (103)       (516)
                                                        ----------- -----------

   Increase (Decrease) in Cash and Cash Equivalents        (29,939)     60,179
                                                        ----------- -----------
Cash and Cash Equivalents, End of Period                $  248,314  $  236,477
                                                        =========== ===========

Supplemental Disclosure
   Cash paid (refunded) for income taxes, net           $  (13,739) $   31,211
                                                        =========== ===========
   Cash paid for interest, net of
     amounts capitalized                                $   34,674  $   19,907
                                                        =========== ===========

Non-cash Financing Activities
   Repurchased common stock issued under defined        $    7,846  $       --
    contribution plan                                   =========== ===========

   Repurchased common stock issued for payment of       $    3,189  $       --
    preferred dividends                                 =========== ===========


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

Basis of Presentation

These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Rule 10-01 of Regulation S-X, and should be read in conjunction with Con-way's 2008 Annual Report on Form 10-K. Accordingly, significant accounting policies and other disclosures normally provided have been omitted.

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

New Accounting Standards

In April 2009, the FASB issued three Staff Positions ("FSPs") that are intended to provide additional application guidance and enhance disclosures about fair-value measurements and impairments of securities. FSP SFAS 157-4 clarifies the objective and method of fair-value measurement when there has been a significant decrease in market activity for the asset being measured. FSP SFAS 115-2 and SFAS 124-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize impairments in earnings or other comprehensive income. FSP SFAS 107-1 and APB 28-1 expands the fair-value disclosures required for all financial instruments within the scope of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to interim periods. Con-way's adoption of these FSPs in the second quarter of 2009 did not have a material effect on its financial statements.

In May 2009, the FASB issued SFAS 165, "Subsequent Events," which establishes standards of accounting and reporting for events occurring after the balance sheet date but before financial statements are issued and provides largely the same guidance on subsequent events that previously existed only in auditing literature. This statement requires the disclosure of the date through which an entity has evaluated subsequent events and whether the date represents the date the financial statements were issued or were available to be issued. The effective date of SFAS 165 is for annual and interim periods ending after June 15, 2009, which for Con-way is the second quarter of 2009. Con-way has evaluated subsequent events for disclosure and recognition after the balance sheet date of June 30, 2009 through August 6, 2009, the date the financial statements were issued, and no subsequent events were identified.

In June 2009, the FASB issued SFAS 166, "Accounting for Transfers of Financial Assets - an amendment of SFAS 140" and SFAS 167, "Amendments to FASB Interpretation 46R." SFAS 166 modifies the accounting for transfers of financial assets, eliminates the concept of a qualifying special-purpose entity and creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale. SFAS 167 changes the accounting rules currently prescribed by FIN 46R, "Consolidation of Variable-Interest Entities," to improve financial reporting by enterprises involved with a variable-interest entity ("VIE"). Primarily, the statement eliminates an existing provision that excludes certain special-purpose entities from consolidation requirements and also establishes principles-based criteria for determining whether a VIE should be consolidated. Both statements are effective for the first fiscal year beginning after November 15, 2009 and for interim periods within that annual reporting period, which for Con-way is the
first quarter of 2010.   Con-way does not expect the adoption of SFAS 166 or
SFAS 167 to have a material effect on its financial statements.

Also in June 2009, the FASB issued SFAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162." This statement establishes the FASB Accounting Standards Codification ("Codification") as the single source of authoritative, nongovernmental U.S. generally accepted accounting principles ("GAAP"), along with rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. Although the Codification does not change GAAP, it substantially reorganizes the literature, which will require enterprises to revise GAAP references contained in financial statement disclosures. The effective date of SFAS 168 is for interim and annual periods ending after September 15, 2009, which for Con-way is the third quarter of 2009. Con-way does not expect the adoption of SFAS 168 to have a material effect on its financial statements.

Earnings (Loss) per Share ("EPS")

Basic EPS is computed by dividing reported earnings (loss) by the weighted-average common shares outstanding. Diluted EPS is calculated as follows:


 (Dollars in thousands except     Three Months Ended       Six Months Ended
  per share data)                       June 30,               June 30,
                               -----------------------  -----------------------
                                  2009        2008         2009        2008
                               ----------- -----------  ----------- -----------
Numerator:
 Continuing operations
  (after preferred stock
    dividends), as reported    $   31,467  $   47,089   $ (122,499) $   69,545
     Add-backs:
      Dividends on Series B
       preferred stock, net of
        replacement funding           878         283           --         524
                               ----------- -----------  ----------- -----------
 Continuing operations             32,345      47,372     (122,499)     70,069
                               ----------- -----------  ----------- -----------
 Discontinued operations               --       1,609           --       1,609
                               ----------- -----------  ----------- -----------
 Applicable to common
  shareholders                 $   32,345  $   48,981   $ (122,499) $   71,678
                               =========== ===========  =========== ===========

Denominator:
 Weighted-average common
  shares outstanding           46,171,511  45,371,033   46,067,761  45,300,860
 Stock options and nonvested
  stock                           356,136     301,546           --     348,887
 Series B preferred stock       4,251,290   2,553,888           --   2,553,888
                               ----------- -----------  ----------- -----------
                               50,778,937  48,226,467   46,067,761  48,203,635
                               =========== ===========  =========== ===========

 Anti-dilutive
  securities not included in
   denominator                  1,964,043   1,386,029    6,447,419   1,386,029
                               =========== ===========  =========== ===========

Earnings (Loss) per Diluted
 Share:
 Continuing operations         $     0.64  $     0.98   $    (2.66) $     1.45
 Discontinued operations               --        0.04           --        0.04
                               ----------- -----------  ----------- -----------
 Applicable to common
   shareholders                $     0.64  $     1.02   $    (2.66) $     1.49
                               =========== ===========  =========== ===========

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

Property, Plant and Equipment

Con-way periodically evaluates whether changes to estimated useful lives or salvage values are necessary to ensure that these estimates accurately reflect the economic use of the assets. In January 2009, Con-way Freight increased the estimated useful life of most of its tractors to 8 years from 7 years. As a result of this change, net income available to common shareholders in the second quarter of 2009 increased by $1.5 million ($0.03 per diluted share), and in the first six months of 2009, the net loss applicable to common shareholders decreased by $3.5 million ($0.08 per diluted share).

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

Con-way evaluated its goodwill for impairment prior to its annual measurement date due primarily to worsening truckload market conditions, lower profit projections for Con-way Truckload and a decline in Con-way's market capitalization during the first quarter of 2009. As of March 31, 2009, Con-way determined that the goodwill associated with Con-way Truckload was impaired and, as a result, Con-way Truckload recognized a $134.8 million impairment charge to reduce the carrying amount of the goodwill to its implied fair value. The first-quarter impairment was primarily due to lower projected revenues and operating income and a discount rate that reflected the economic and market conditions.

For the valuation of Con-way Truckload, Con-way applied two equally weighted methods: public-company multiples and a discounted cash flow model. The key assumptions used in the discounted cash flow model were cash flow projections involving forecasted revenues and expenses, capital expenditures and working capital changes. In addition, other key assumptions included the discount rate and terminal growth rate applied to projected future cash flows. The discount rate was equal to the estimated weighted-average cost of capital for the reporting unit. The terminal growth rate was based on inflation assumptions adjusted for factors that may impact future growth such as industry-specific expectations.

The following table shows the changes in the carrying amounts of goodwill attributable to each applicable segment:

  (Dollars in thousands)             Logistics  Truckload    Other     Total
                                    ---------- ---------- ---------- ----------

Balances at December 31, 2007       $  55,146  $ 471,573  $     727  $ 527,446
 Adjustments to fair value            (11,020)    (8,814)        --    (19,834)
 Liabilities assumed                    7,537         --         --      7,537
 Adjustments to deferred taxes          2,755      1,839         --      4,594
 Impairment charge                    (31,822)        --         --    (31,822)
 Direct transition costs                  282         --         --        282
 Change in foreign-currency
  exchange rates                         (247)        --         --       (247)
                                    ---------- ---------- ---------- ----------
Balances at December 31, 2008       $  22,631  $ 464,598  $     727  $ 487,956
 Impairment charge                         --   (134,813)        --   (134,813)
 Change in foreign-currency
  exchange rates                          224         --         --        224
                                    ---------- ---------- ---------- ----------
Balances at June 30, 2009           $  22,855  $ 329,785  $     727  $ 353,367
                                    ========== ========== ========== ==========


Intangible Assets

The fair value of intangible assets is amortized on a straight-line basis over the estimated useful life. In the second quarter and first half of 2009, amortization expense related to intangible assets was $1.1 million and $2.3 million, respectively, compared to $1.3 million and $2.1 million in the same respective periods in 2008. Intangible assets consisted of the following:

                                  June 30, 2009           December 31, 2008
                             ------------------------  ------------------------
                  Weighted-
                   Average      Gross                     Gross
  (Dollars in        Life      Carrying  Accumulated     Carrying  Accumulated
   thousands)      (Years)      Amount   Amortization     Amount   Amortization
                  ---------  ----------- ------------  ----------- ------------

Customer
 relationships       9.4     $   31,292  $     6,506   $   31,152  $     4,714
Trademarks           2.0          2,550        2,187        2,550        1,652
                             ----------- ------------  ----------- ------------
                             $   33,842  $     8,693   $   33,702  $     6,366
                             =========== ============  =========== ============

Estimated amortization expense for the next five years is presented in the following table:

 (Dollars in thousands)

Year ending December 31:
  Remaining six months of 2009         $  2,100
  2010                                    3,500
  2011                                    3,500
  2012                                    3,100
  2013                                    2,700
  2014                                    2,700

3.  Restructuring Activities

During 2007 and 2008, Con-way Freight initiated three restructuring activities: an operational restructuring, a network re-engineering and an economic workforce reduction. In connection with these restructuring activities, Con-way Freight recognized $1.6 million and $0.5 million of net adjustments that reduced expense in the second quarter and first half of 2009, respectively, due primarily to reductions in lease-related liabilities. In the first half of 2008, Con-way Freight recognized first-quarter restructuring charges of $2.6 million. Con-way reported the employee-separation costs in salaries, wages and other employee benefits, facility costs primarily in rents and leases, and asset-impairment charges in other operating expenses in the statements of consolidated operations. In addition to the restructuring charges, Con-way Freight recognized an additional $2.6 million in the first quarter of 2008 for other related costs, consisting primarily of consulting fees, which are reported as other operating expenses.

The remaining liability for amounts expensed but not yet paid was $6.1 million at June 30, 2009. The remaining liability relates primarily to operating lease commitments that are expected to be payable over several years.

Operational Restructuring

In August 2007, Con-way Freight began an operational restructuring to combine its three regional operating companies into one centralized operation to improve the customer experience and streamline its processes. The reorganization into a centralized entity was intended to improve customer service and efficiency through the development of uniform pricing and operational processes, and implementation of best practices. Con-way Freight completed the initiative in the first quarter of 2008.

The following table summarizes the effect of Con-way Freight's operational restructuring:
                                Facility and
                  Employee-        Lease-         Asset-
 (Dollars in     Separation     Termination     Impairment
  thousands)        Costs          Costs          Charges    Other     Total
                -----------  -----------------  -----------  ------  ----------
Balance at
 December 31,
   2008         $       --   $         3,162    $       --   $  40   $   3,202
  Cash
   payments             --              (512)           --     (40)       (552)
                -----------  -----------------  -----------  ------  ----------
Balance at
 June 30,
   2009         $       --   $         2,650    $       --   $  --   $   2,650
                ===========  =================  ===========  ======  ==========
Total expense
 recognized to
  date          $    7,119   $         4,336    $    2,401   $2,786  $  16,642


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

The following table summarizes the effect of the network re-engineering:

 (Dollars in           Employee-     Facility and       Asset-
 thousands)            Separation        Lease-        Impairment
                          Costs     Termination Costs    Charges     Total
                       -----------  -----------------  -----------  --------
Balance at
 December 31, 2008     $      259   $          7,213   $       --   $ 7,472
  2009 restructuring
   charges and net
    adjustments              324             (1,967)          22    (1,621)
  Cash payments              (583)            (1,758)          --    (2,341)
  Write-offs                   --                 --          (22)      (22)
                       -----------  -----------------  -----------  --------
Balance at
  June 30, 2009        $       --   $          3,488   $       --   $ 3,488
                       ===========  =================  ===========  ========

Total expense
 recognized to date    $    5,968   $          5,781   $    1,656   $13,405
Expected remaining
 expenses                     700                 --           --       700


The expected remaining expenses for the network re-engineering relate primarily to employee relocation and will be recognized when incurred.

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

The following table summarizes the effect of the workforce reduction:

                                     Employee-Separation
 (Dollars in thousands)                     Costs
                                     -------------------
Balance at December 31, 2008         $            1,742
  2009 restructuring charges                      1,114
  Cash payments                                  (2,856)
                                     -------------------
Balance at June 30, 2009             $               --
                                     ===================

Total expense recognized to date     $            6,567



4.  Discontinued Operations

Results of discontinued operations in the periods presented relate to the shut-down of Emery Worldwide Airlines, Inc. ("EWA") in December 2001. The results of operations, net liabilities, and cash flows of discontinued operations have been segregated from continuing operations. See Note 4, "Discontinued Operations," of Item 8, "Financial Statements and Supplementary Data," in Con-way's 2008 Annual Report on Form 10-K for additional discussion of results of operations and cash flows of discontinued operations in prior periods.

Results of discontinued operations are summarized below:

                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                               -----------------------  -----------------------
 (Dollars in thousands)           2009        2008         2009        2008
                               ----------- -----------  ----------- -----------

Gain from Disposal,
  net of tax
      EWA                      $       --  $    1,609   $       --  $    1,609
                               ----------- -----------  ----------- -----------
                               $       --  $    1,609   $       --  $    1,609
                               =========== ===========  =========== ===========

The $1.6 million gain (net of tax of $1.0 million) in the second quarter of 2008 was recognized to eliminate a previously recorded accrued liability associated with a legal contingency.


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



                                 Three Months Ended        Six Months Ended
  (Dollars in thousands)               June 30,                June 30,
                               -----------------------  -----------------------
                                   2009       2008         2009        2008
                               ----------- -----------  ----------- -----------
Revenues from External
 Customers
   Freight                     $  637,951  $  824,008   $1,197,684  $1,567,328
   Logistics                      326,955     377,138      643,432     718,598
   Truckload                       89,767     137,363      175,809     253,332
   Other                            1,660       1,176        2,340       2,008
                               ----------- ----------  ------------ -----------
                               $1,056,333  $1,339,685  $ 2,019,265  $2,541,266
                               =========== ==========  ============ ===========

Inter-segment Revenues
   Freight                     $   11,398  $   13,312  $    25,480  $   24,539
   Logistics                          667          15          667          23
   Truckload                       53,531      44,220      102,272      79,343
   Other                            2,877      12,325        8,186      23,547
                               ----------- ----------  ------------ -----------
                               $   68,473  $   69,872  $   136,605  $  127,452
                               =========== ==========  ============ ===========

Revenues before Inter-
 segment Eliminations
   Freight                     $  649,349  $  837,320  $ 1,223,164  $1,591,867
   Logistics                      327,622     377,153      644,099     718,621
   Truckload                      143,298     181,583      278,081     332,675
   Other                            4,537      13,501       10,526      25,555
   Inter-segment
     Revenue Eliminations         (68,473)    (69,872)    (136,605)   (127,452)
                               ----------- -----------  ----------- -----------
                               $1,056,333  $1,339,685   $2,019,265  $2,541,266
                               =========== ===========  =========== ===========
Operating Income (Loss)
   Freight                     $   48,994  $   77,375   $   25,607  $  113,452
   Logistics                        7,799       4,954       12,773      11,217
   Truckload                        6,879      12,436     (125,799)     22,712
   Other                            2,294          95        3,073       1,487
                               ----------- -----------  ----------- -----------
                               $   65,966  $   94,860   $  (84,346) $  148,868
                               =========== ===========  =========== ===========



                                   June 30,     December 31,
                                     2009           2008
                                 ------------  ------------
Assets
   Freight                       $ 1,265,729   $ 1,297,197
   Logistics                         297,320       331,419
   Truckload                         751,767       911,835
   Other                             577,371       531,256
                                 ------------  ------------
                                 $ 2,892,187   $ 3,071,707
                                 ============  ============


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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of financial instruments within the fair-value hierarchy:

                                       June 30, 2009
                     ----------------------------------------------
(Dollars in
thousands)              Total     Level 1     Level 2     Level 3
                     ----------  ----------  ----------  ----------

Cash equivalents     $ 229,046   $ 138,934   $  90,112   $      --
Current marketable
  securities           149,212          --     149,212          --
Other marketable
  securities             7,182          --          --       7,182

                                    December 31, 2008
                     ----------------------------------------------
 (Dollars in
  thousands)            Total     Level 1     Level 2     Level 3
                     ----------  ----------  ----------  ----------

Cash equivalents     $ 264,946   $ 125,160   $ 139,786   $      --
Other marketable
  securities             6,712          --          --       6,712

Cash equivalents consist of short-term interest-bearing instruments (primarily money-market funds, commercial paper, and certificates of deposit) with maturities of three months or less at the date of purchase. Current marketable securities consist of interest-bearing instruments (primarily commercial paper, certificates of deposit and banker's acceptances) with maturities greater than three months at the date of purchase. At June 30, 2009, the weighted-average remaining maturity of the current marketable securities was less than two months.

Due to the lack of quoted market prices for identical instruments, commercial paper, certificates of deposit and banker's acceptances, are generally valued using published interest rates for instruments with similar terms and maturities, and accordingly, classified as Level 2 instruments within the
fair-value hierarchy.   Money-market funds reflect their net asset value and
are classified as Level 1 instruments within the fair-value hierarchy. Based on their short maturities, the carrying amount of the cash equivalents and marketable securities approximates their fair value.

Con-way's other marketable security consists of one auction-rate security, which was valued with an income approach that utilized a discounted cash flow model.

The following table summarizes the change in fair values of Con-way's auction-rate security, which was valued using Level 3 inputs:


                                Auction-rate
    (Dollars in thousands)        security
                                ------------

Balance at December 31, 2007    $        --
 Transfer in from Level 2             7,500
 Unrealized loss                       (788)
                                ------------
Balance at December 31, 2008    $     6,712
 Unrealized gain                        495
 Partial redemption                     (25)
                                ------------
Balance at June 30, 2009        $     7,182
                                ============

Due primarily to changes in interest-rate benchmarks, the fair value of Con-way's auction-rate security increased $0.5 million in the first six months of 2009. Con-way has recorded the cumulative $0.3 million decline in the carrying value of marketable securities with an equal and offsetting unrealized loss in accumulated other comprehensive income (loss). Con-way has evaluated the unrealized loss and concluded that the decline in fair value is temporary.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Effective January 1, 2009, Con-way adopted SFAS No. 157, "Fair-Value Measurements" for nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis. In March 2009, Con-way measured the fair value of the Con-way Truckload reporting unit as part of a goodwill impairment test. The inputs used to measure the fair value of Con-way Truckload were within Level 3 of the fair-value hierarchy. The fair-value methods Con-way applied in the valuation of Con-way Truckload and the resulting goodwill impairment charge are more fully discussed in Note 2, "Goodwill and Intangible Assets."

Assets and Liabilities Disclosed at Fair Value, but Not Recognized at Fair
Value

Con-way's long-term debt (including current maturities) of $924.4 million and $950.0 million at June 30, 2009 and December 31, 2008, respectively, had estimated fair values of $890 million and $900 million, respectively. Fair values were estimated based on current rates offered for debt with similar terms and maturities.


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

Defined Benefit Pension Plans

The following tables summarize the components of net periodic benefit expense (income) for Con-way's domestic defined benefit pension plans:

                                           Qualified Pension Plans
                               ------------------------------------------------
                                 Three Months Ended        Six Months Ended
                                       June 30,                June 30,
                               -----------------------  -----------------------
 (Dollars in thousands)            2009       2008         2009        2008
                               ----------- -----------  ----------- -----------

Service cost - benefits
 earned during the period      $       18  $       27   $       45  $       54
Interest cost on benefit
 obligation                        16,980      17,357       35,506      34,715
Expected return on plan
 assets                           (14,207)    (24,246)     (30,650)    (48,493)
Net amortization and
 deferral                           2,621        (793)      13,603      (1,587)
                               ----------- -----------  ----------- -----------
   Net periodic benefit
      expense (income)         $    5,412  $   (7,655)  $   18,504  $  (15,311)
                               =========== ===========  =========== ===========


                                         Non-Qualified Pension Plans
                               ------------------------------------------------
                                 Three Months Ended        Six Months Ended
                                       June 30,                June 30,
                               -----------------------  -----------------------
 (Dollars in thousands)            2009       2008         2009        2008
                               ----------- -----------  ----------- -----------

Interest cost on benefit
 obligation                    $      952  $    1,115   $    2,038  $    1,922
Net amortization and
 deferral                             (94)        372       (2,413)        641
                               ----------- -----------  ----------- -----------
   Net periodic benefit
      expense (income)         $      858  $    1,487   $     (375) $    2,563
                               =========== ===========  =========== ===========


Con-way expects to contribute $17.3 million to its qualified pension plans in 2009, including $5.0 million contributed in March 2009 and the remaining $12.3 million prior to September 15, 2009.

Defined Contribution Retirement Plans

Con-way's defined contribution retirement plans consist mostly of the primary defined contribution retirement plan (the "Primary DC Plan"), which covers non-contractual U.S. employees. The Primary DC Plan is a voluntary defined contribution plan with a leveraged employee stock ownership plan feature with salary deferral qualified under Section 401(k) of the IRC, as more fully discussed in Note 12, "Employee Benefit Plans," of Item 8, "Financial Statements and Supplementary Data," in Con-way's 2008 Annual Report on Form 10-K. Prior to the implementation of Con-way's cost-reduction actions, as more fully discussed below, Con-way made "matching" contributions equal to 50% of the first six percent of employees' eligible compensation and made additional discretionary contributions to employees' 401(k) accounts. The additional contributions, which were based on employees' years of service, consisted of a "basic" contribution that ranged from 3% to 5% of eligible compensation and a "transition" contribution that ranged from 1% to 3% of eligible compensation.

Con-way's expense under the Primary DC Plan was $8.3 million and $27.9 million in the second quarter and first six months of 2009, respectively, compared to $24.9 million and $46.9 million in the same respective periods of 2008. At June 30, 2009 and December 31, 2008, Con-way had recognized accrued liabilities of $8.9 million and $21.8 million, respectively, for its contributions related to the Primary DC Plan. In the periods presented, Con-way's contributions to the Primary DC Plan included allocations of Con-way preferred stock and contributions of cash and Con-way common stock.
Effective in January 2009, contributions in the form of Con-way common stock were made with repurchased common stock (also referred to as treasury stock), rather than from open-market purchases from cash contributed by Con-way. During the first six months of 2009, Con-way used 302,691 shares of repurchased common stock to fund $7.8 million of contributions to the Primary DC Plan.

In the second quarter of 2009, Con-way exercised its right to redeem all shares of its preferred stock that were outstanding on June 30, 2009. Each share of preferred stock was converted into common stock at a rate equal to the number of shares of common stock that could be purchased for $152.10. Accordingly, $93.8 million or 2,202,937 shares of repurchased common stock were issued to convert and redeem $75.0 million or 493,220 shares of outstanding preferred stock. The $18.8 million difference between the historical cost of the repurchased common stock and the converted preferred stock was recorded as a reduction to additional paid-in capital in common shareholder's equity. Also on the redemption date, $4.0 million or 93,636 shares of repurchased common stock were used to pay the common-stock equivalent of the then-accrued $3.2 million cash dividend on preferred stock, with the $0.8 million difference recorded as a reduction to additional paid-in capital in common shareholders' equity.

Postretirement Medical Plan

The following table summarizes the components of net periodic benefit expense for the postretirement medical plan:


                                 Three Months Ended        Six Months Ended
(Dollars in thousands)                 June 30,                June 30,
                               -----------------------  -----------------------
                                   2009       2008         2009        2008
                               ----------- -----------  ----------- -----------

Service cost - benefits earned
 during the period             $      302  $      521   $      780  $    1,141
Interest cost on benefit
 obligation                         1,263       1,783        2,778       3,386
Net amortization and deferral        (306)        175         (611)        (24)
                               ----------- -----------  ----------- -----------
  Net periodic benefit expense $    1,259  $    2,479   $    2,947  $    4,503
                               =========== ===========  =========== ===========

Long-term Disability Plan

Con-way's expense associated with the long-term disability plan was $1.7 million and $5.5 million in the second quarter and first six months of 2009, respectively, compared to $2.6 million and $4.7 million in the same respective periods of 2008. In Con-way's consolidated balance sheets, the long-term and current portions of the long-term disability plan obligation are reported in employee benefits and accrued liabilities, respectively. At June 30, 2009, the long-term and current portions of the obligation were $32.2 million and $11.4 million, respectively, and at December 31, 2008, were $32.1 million and $13.6 million.

Cost-Reduction Actions

In response to economic conditions, Con-way announced in March 2009 several measures to reduce costs and conserve cash. These cost-reduction measures are in addition to the actions Con-way took in the fourth quarter of 2008. Actions in 2008 included workforce reductions, network re-engineering, suspension of merit-based pay increases, reductions in capital expenditures and other spending cuts. The measures announced in March 2009 substantially consist of the suspension or curtailment of employee benefits and a reduction in salaries and wages, as detailed below.

  Salaries and Wages

  Effective March 29, 2009, the salaries and wages of certain employees were reduced by 5%, including corporate and shared-services employees and those
  at the Con-way Freight and Road Systems business units.   This reduction
  resulted in savings of approximately $13 million in the second quarter of 2009.


  Compensated Absences

  Effective April 1, 2009, a compensated-absences benefit was suspended at Con-way Freight. Prior to the suspension, employees' current-year service earned a compensated-absences benefit eligible for use in the subsequent year. During the period of suspension, no compensated-absences benefits will be earned for current-year service; however, employees may use previously vested benefits. This suspension of benefits resulted in savings of approximately $15 million in the second quarter of 2009. On April 1, 2010, the accrual for Freight's compensated-absences benefit will resume, as employees will begin to earn a compensated-absences benefit eligible for use in the year earned.

  Also, effective March 8, 2009, Menlo Worldwide Logistics reduced its compensated-absences benefit by 25%. This reduction in benefits resulted in savings of approximately $0.5 million in the second quarter of 2009.

  Defined Contribution Plan

  Effective April 26, 2009, employer contributions to Con-way's Primary DC Plan, as more fully discussed above, were suspended or limited. The matching and transition contributions were suspended and the basic contribution was limited to no more than 3% of an employee's eligible compensation. In the second quarter of 2009, this suspension and/or limitation resulted in savings of approximately $6 million associated with the matching contribution and $5 million associated with the basic and transition contributions. Effective in July 2009, basic contributions were made with repurchased Con-way common stock.

  Defined Benefit Pension Plan

  Effective April 30, 2009, Con-way amended its primary defined benefit pension plan to permanently curtail benefits associated with future increases in employee compensation. Prior to the amendment, future retirement benefits considered participants' eligible compensation increases through 2016. In connection with the curtailment, Con-way re-measured its plan-related assets and liabilities as of April 30, 2009. Accordingly, as of the re-measurement date, Con-way recorded a $299.9 million decrease to employee benefits, a $116.9 million decrease in long-term deferred tax assets, and a $182.9 million net of tax increase to shareholders' equity (to reflect a reduction in the accumulated other comprehensive loss). The decline in Con-way's accrued pension liability was due primarily to an increase in the discount rate used to measure the present value of the pension obligation. The discount rate used at April 30, 2009 was 7.85% compared to a discount rate of 6.10% at December 31, 2008. The curtailment will not have a material effect on Con-way's 2009 net periodic benefit expense.


8.  Comprehensive Income

Comprehensive income, which is a measure of all changes in equity except those resulting from investments by owners and distributions to owners, was as follows:

                                 Three Months Ended        Six Months Ended
 (Dollars in thousands)                June 30,               June 30,
                               -----------------------  -----------------------
                                   2009       2008         2009        2008
                               ----------- -----------  ----------- -----------

Net income (loss)              $   33,039  $   50,415   $ (119,310) $   74,527


Other comprehensive income:
 Foreign currency translation
  adjustment                        1,864         420        1,170       1,694
 Unrealized gain on
  available-for-sale security,
   net of deferred tax of
    $504 and $193, respectively       789          --          302          --
 Amortization of employee
  benefit plan amounts, net of
   deferred tax of $866 and
    $4,126, respectively            1,355          --        6,453          --
 Employee benefit plan
  adjustments, net of
   deferred tax of $116,946       182,917          --      182,917          --
                               ----------- -----------  ----------- -----------
Comprehensive income           $  219,964  $   50,835   $   71,532  $   76,221
                               =========== ===========  =========== ===========



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

The following expense was recognized for share-based compensation:

                                 Three Months Ended        Six Months Ended
                                      June 30,               June 30,
                               -----------------------  -----------------------
 (Dollars in thousands)            2009       2008         2009        2008
                               ----------- -----------  ----------- -----------

Salaries, wages and other
  employee benefits            $    2,669  $    2,321   $    5,621  $    5,508
Deferred income tax benefit        (1,025)       (895)      (2,160)     (2,120)
                               ----------- -----------  ----------- -----------
Net share-based compensation
  expense                      $    1,644  $    1,426   $    3,461  $    3,388
                               =========== ===========  =========== ===========


10.  Income Taxes

Con-way's second-quarter and year-to-date effective tax rates in 2009 were 33.1% and -2.5%, respectively. In the second quarter and first half of 2008, the effective tax rates were 39.7% and 39.6%, respectively. Excluding the effect of various tax adjustments, Con-way's second-quarter and year-to-date effective tax rates in 2009 were 37.0% and 37.9%, respectively, and in 2008 were 39.7% and 39.3%, respectively. The tax adjustments in 2009 relate primarily to the non-deductible goodwill impairment charge in the first quarter, as discussed more fully in Note 2, "Goodwill and Intangible Assets," and discrete tax items, including the reversal of a portion of Con-way's accrued liability for uncertain tax positions.

Other accounts receivable in the consolidated balance sheets include income tax receivables of $4.7 million and $24.0 million at June 30, 2009 and December 31, 2008, respectively.

11.  Commitments and Contingencies

CFC

The cessation by Consolidated Freightways Corporation ("CFC") of its U.S. operations in connection with the filing of bankruptcy in 2002 was deemed to have resulted in CFC's "complete withdrawal" (within the meaning of applicable federal law) from certain multiemployer plans to which CFC was a party at the time Con-way completed the 100% spin-off of CFC to Con-way's shareholders in December 1996. These plans subsequently assessed claims for such "withdrawal liabilities" against CFC, demanding that CFC pay them for the approximately $400 million that they determined to be CFC's share of unfunded vested benefits obligations under those plans.

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

MWF

In 2004, Con-way and Menlo Worldwide, LLC sold to United Parcel Service, Inc. ("UPS") all of the issued and outstanding capital stock of Menlo Worldwide Forwarding, Inc. and its subsidiaries and Menlo Worldwide Expedite!, Inc. Con-way agreed to indemnify UPS against certain losses that UPS may incur after the closing of the sale with certain limitations. Any losses related to these indemnification obligations will be recognized in future periods as an additional loss from disposal when and if incurred.

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


                                Introduction
                                -------------

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

The results of Con-way's primary business units generally depend on the number, weight and distance of shipments transported, the prices received on those shipments or services and the mix of services provided to customers, as well as the fixed and variable costs incurred by Con-way in providing the services and the ability to manage those costs under changing circumstances. Con-way's primary business units are affected by the timing and degree of fluctuations in fuel prices and their ability to recover incremental fuel costs through fuel-surcharge programs and/or cost-recovery mechanisms, as more fully discussed in Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Fuel."

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

                            Continuing Operations


(Dollars in thousands            Three Months Ended        Six Months Ended
 except per share amounts)             June 30,                June 30,
                               -----------------------  -----------------------
                                  2009        2008         2009        2008
                               ----------- -----------  ----------- -----------

Revenues                       $1,056,333  $1,339,685   $2,019,265  $2,541,266

Costs and expenses
  Loss from impairment of
    goodwill                           --          --      134,813          --
  Other operating expenses        990,367   1,244,825    1,968,798   2,392,398
                               ----------- -----------  ----------- -----------
                                  990,367   1,244,825    2,103,611   2,392,398
                               ----------- -----------  ----------- -----------
Operating income (loss)            65,966      94,860      (84,346)    148,868
Other expense                      16,581      13,869       32,094      28,078
                               ----------- -----------  ----------- -----------
Income (loss) before income tax
    provision                      49,385      80,991     (116,440)    120,790
Income tax provision               16,346      32,185        2,870      47,872
                               ----------- -----------  ----------- -----------
Net income (loss)                  33,039      48,806     (119,310)     72,918
Preferred stock dividends           1,572       1,717        3,189       3,373
                               ----------- -----------  ----------- -----------
Net income (loss) from
    continuing operations
       applicable to
         common shareholders   $   31,467  $   47,089   $ (122,499) $   69,545
                               =========== ===========  =========== ===========

Diluted earnings (loss)
    per share                  $     0.64  $     0.98   $    (2.66) $     1.45
Effective tax rate                  33.1%       39.7%        (2.5%)      39.6%


                                  Overview

Con-way's consolidated revenue for the second quarter of 2009 decreased 21.2% from the second quarter of 2008 and, in the first half of 2009, decreased 20.5% from the same prior-year period, reflecting recessionary economic conditions that contributed to lower revenue at Freight, Logistics and Truckload.

Con-way's second-quarter consolidated operating income decreased 30.5% to $66.0 million in 2009 from $94.9 million in 2008. In the year-to-date periods, Con-way's operating results consisted of an operating loss of $84.3 million in 2009 and operating income of $148.9 million in 2008, primarily reflecting Truckload's $134.8 million first-quarter goodwill-impairment in 2009. Excluding the impairment loss more fully discussed in Note 2, "Goodwill and Intangible Assets," of Item 1, "Financial Statements," consolidated second-quarter and first-half operating income in 2009 declined due primarily to the net effect of lower operating income at the Freight and Truckload segments partially offset by higher operating income at the Logistics and the Other segments. For the comparative periods presented, the effects of adverse economic conditions and increasingly competitive markets were partially mitigated by cost-reduction measures.

In the second quarter and first half of 2009, non-operating expense increased $2.7 million and $4.0 million, respectively, reflecting lower investment income, higher interest expense and foreign-exchange losses.

Con-way's second-quarter and year-to-date effective tax rates in 2009 were 33.1% and -2.5%, respectively. In the second quarter and first half of 2008, the effective tax rates were 39.7% and 39.6%, respectively. Excluding the effect of various tax adjustments, Con-way's second-quarter and year-to-date effective tax rates in 2009 were 37.0% and 37.9%, respectively, and in 2008 were 39.7% and 39.3%, respectively. The tax adjustments in 2009 relate primarily to the non-deductible goodwill impairment charge in the first quarter and discrete tax items, including the reversal of a portion of Con-way's accrued liability for uncertain tax positions.

In response to economic conditions, Con-way announced in March 2009 several measures to reduce costs and conserve cash. These measures substantially consist of the suspension or curtailment of employee benefits and a reduction in certain employees' salaries and wages, as detailed in Note 7, "Employee Benefit Plans," of Item 1, "Financial Statements." The measures are projected to save between $100 million to $130 million during 2009. Approximately $39.5 million in savings were realized in the second quarter of 2009. Savings in periods beyond 2009 are expected to be lower, reflecting the reinstatement of suspended benefits and/or the reversal of salary and wage reductions. The timing for the possible reinstatement of suspended benefits and/or the reversal of salary and wage reductions will generally depend on economic conditions and Con-way's financial condition, results of operations and cash flows, except that Con-way Freight currently plans to reinstate its compensated-absences benefit effective on April 1, 2010. Additionally, the reinstatement of Con-way's basic and transition contributions to their prior levels is contingent upon the achievement of specified financial metrics in two consecutive quarters. These cost-reduction measures announced in March 2009 are in addition to the actions Con-way took in the fourth quarter of 2008. Actions in 2008 included workforce reductions, network re-engineering, suspension of merit-based pay increases, reduction in capital expenditures and other spending cuts.


                           Reporting Segment Review

Freight

The following table compares operating results, operating margins, and the percentage change in selected operating statistics of the Freight reporting segment:

                                  Three Months Ended        Six Months Ended
     (Dollars in thousands)             June 30,                June 30,
                               -----------------------  -----------------------
                                  2009        2008         2009        2008
                               ----------- -----------  ----------- -----------
Summary of Segment
  Operating Results

    Revenues                   $  637,951  $  824,008   $1,197,684  $1,567,328
    Operating Income               48,994      77,375       25,607     113,452
    Operating Margin                  7.7%        9.4%         2.1%        7.2%


                                        2009 vs. 2008         2009 vs. 2008
                                        -------------         -------------
Selected Operating Statistics
  Revenue per day                              -23.1                 -23.0
  Weight per day                                -7.0                  -9.5
  Revenue per hundredweight ("yield")          -17.4                 -14.9
  Shipments per day ("volume")                  -5.4                  -9.0
  Weight per shipment                           -1.6                  -0.7


Freight's revenue in the second quarter of 2009 decreased 22.6% from the same period of 2008 and, in the first half of 2009, decreased 23.6% from the same prior-year period. Revenue per day decreased 23.1% in the second quarter due to a 7.0% decline in weight per day and a 17.4% decrease in yield. The 7.0% decrease in weight per day reflects a 5.4% decline in shipments per day and a 1.6% decrease in weight per shipment. In the first half of 2009, revenue per day decreased 23.0% as a result of a 9.5% decline in weight per day, a 14.9%
decrease in yield and a 1.5-day decline in the number of working days.   The
9.5% decline in weight per day reflects a 9.0% decrease in shipments per day and a 0.7% decline in weight per shipment. In the second quarter and first half of 2009, the decline in yield was due primarily to decreases in fuel surcharges and base freight rates. Freight volumes and yield reflect the current adverse economic conditions, excess capacity in the less-than-truckload market and a competitive pricing environment.

Excluding fuel surcharges, yields in the second quarter and first half of 2009 decreased 6.7% and 5.6%, respectively. In the second quarter, Con-way Freight's fuel-surcharge revenue decreased to 9.4% of revenue in 2009 from 20.4% in 2008, and in the first six months, decreased to 9.3% of revenue in 2009 from 18.7% in 2008.

Freight's operating income in the second quarter of 2009 decreased 36.7% over the same period of 2008 and, in the first six months of 2009, decreased 77.4%
from the same prior-year period.   The decline in operating income resulted
from revenue that declined at a faster rate than operating expenses, due in part to the high level of fixed costs in Freight's network, which is designed to provide geographic coverage and consistent on-time performance. However, 2009 results benefited from cost-reduction measures implemented in April, which resulted in approximately $35.3 million in savings related to salaries, wages and other employee benefits expenses. The cost-reduction measures are more fully discussed above in "- Overview."

In the second quarter and first half of 2009, expenses for salaries, wages and other employee benefits decreased 18.0% and 14.7%, from the same periods in 2008. Base compensation in the second quarter and first half of 2009 decreased 9.9% and 9.0%, respectively, due to a lower average employee count and the cost-reduction measures. In the second quarter of 2009, incentive compensation expense decreased $8.5 million and, in the first six months of 2009, decreased $10.8 million based on variations in performance measures relative to incentive-plan targets. Employee benefits expense decreased 28.9% and 21.6% in the second quarter and first half of 2009, respectively, due to lower expense for compensated absences, employer contributions to the defined contribution plan, workers' compensation claims and employee medical care, partially offset by increased pension expense for defined benefit pension plans. In 2009, lower expense for compensated absences and employer contributions to the defined contribution plan reflect Con-way's cost-reduction measures. In the first half of 2008, higher expenses for compensated absences were due in part to a non-recurring adjustment for a benefit plan change associated with a restructuring initiative.

Expenses for fuel and fuel-related taxes in the second quarter and first half of 2009 decreased 52.0% and 50.1%, respectively, due primarily to the decline in the cost of diesel fuel and, to a lesser extent, a decline in miles driven. Expense for purchased transportation decreased 12.9% and 11.8% in the second quarter and first half of 2009, respectively, due to fuel-related rate decreases and lower negotiated base rates, partially offset by an increase in freight transported by third-party providers.

Other operating expenses decreased 12.5% and 16.4% in the second quarter and first half of 2009, respectively, reflecting decreased corporate allocations and decreases in cargo-loss and damage expense. Lower corporate allocations in 2009 were due in part to cost-reduction measures.

Comparative operating results were affected by costs incurred for Freight's re-branding initiative and restructuring activities. Under the re-branding initiative, which was completed in the second quarter of 2008, Freight incurred $1.2 million and $4.9 million of costs in the second quarter and first half of 2008, respectively. In connection with its restructuring activities, Freight recognized $1.6 million and $0.5 million of net adjustments that reduced expense in the second quarter and first half of 2009, respectively, compared to $5.2 million of first-quarter charges in the
first half of 2008.   For additional information concerning Freight's
restructuring activities see Note 3, "Restructuring Activities," in Item 1, "Financial Statements."

The sequential monthly declines in tonnage that Con-way experienced in the second half of 2008 abated in the first half of 2009. Weight per day increased sequentially from January through June as monthly volumes benefited from seasonal increases and focused sales initiatives. However, declines in fuel prices contributed to lower fuel-surcharge revenue and yields. Due to recent market conditions, the declines in fuel-surcharge revenue have not been offset by equivalent increases in base freight-rate revenue. Since its fuel-surcharge program has historically enabled Con-way Freight to more than recover increases in fuel costs and fuel-related increases in purchased transportation, these declines in fuel-surcharge revenue have had an adverse effect on operating results.

Logistics

The table below compares operating results and operating margins of the Logistics reporting segment. The table summarizes the segment's revenue as well as net revenue (revenue less purchased transportation expense). Carrier-management revenue is attributable to contracts for which Menlo Worldwide Logistics manages the transportation of freight but subcontracts to third parties the actual movement and delivery of products, which Menlo Worldwide Logistics refers to as purchased transportation. Menlo Worldwide Logistics' management places emphasis on net revenue as a meaningful measure of the relative importance of its principal services since revenue earned on most carrier-management services includes the third-party carriers' charges to Menlo Worldwide Logistics for transporting the shipments.

                                 Three Months Ended        Six Months Ended
  (Dollars in thousands)               June 30,                June 30,
                               -----------------------  -----------------------
                                  2009        2008         2009        2008
                               ----------- -----------  ----------- -----------
Summary of Segment
 Operating Results

Revenue                        $  326,955  $  377,138   $  643,432  $  718,598
Purchased transportation         (200,252)   (250,507)    (391,496)   (465,959)
                               ----------- -----------  ----------- -----------
Net revenue                       126,703     126,631      251,936     252,639

Operating income                    7,799       4,954       12,773      11,217
Operating margin on revenue           2.4%        1.3%         2.0%        1.6%
Operating margin on net revenue       6.2%        3.9%         5.1%        4.4%


Logistics' revenue in the second quarter and first half of 2009 decreased 13.3% and 10.5%, respectively, due to decreases in both carrier-management and warehouse-management services. In 2009, revenue from carrier-management services in the second quarter and first half decreased 17.0% and 13.9%, respectively, while revenue from warehouse-management services decreased 3.1% and 1.3%, respectively. Lower revenue at Logistics was due primary to recessionary economic conditions, partially offset by revenue from new customers, including the Defense Transportation Coordination Initiative ("DTCI") contract more fully discussed below.

Logistics' net revenue in the second quarter and first half of 2009 was essentially flat compared to the prior-year periods due to revenue declines, partially offset by lower purchased transportation expense that declined at a faster rate than revenue and an increase in the percentage of revenue derived from warehouse-management services. Purchased transportation expense declined 20.1% and 16.0% in the second quarter and first half of 2009, respectively.

Logistics' operating income in the second quarter and first half of 2009 increased 57.4% and 13.9%, respectively. Comparative operating results in 2009 benefited from cost-reduction measures, discussed more fully above under "- Overview," and two customer-specific issues settled during the second quarter of 2008 that increased 2008 expenses for cargo-loss claims and uncollectible accounts.

Salaries, wages and other employee benefits increased 4.9% and 0.2% in the second quarter and first half of 2009, reflecting increases in incentive compensation and higher costs for employee benefits, partially offset by lower expenses for other employee-related costs. In the second quarter, incentive compensation increased $2.4 million or 104.6% and, in the first half of 2009, increased $1.5 million or 31.6% based on variations in performance measures relative to incentive-plan targets. Employee benefits expense increased 10.2% and 9.8% in the second quarter and first half of 2009, respectively, due primarily to increased expenses related to Con-way's defined benefit pension plan and share-based compensation awards. In connection with the cost-reduction measures discussed above, Logistics realized savings of approximately $1.4 million related to reductions in benefits associated with the defined contribution plan and compensated
absences.   Other employee-related costs decreased 36.1% and 34.7% in the second quarter and first half of 2009, respectively, due primarily to lower travel costs.

Expenses for rents and leases increased 17.3% and 19.1% in the second quarter and first half of 2009, respectively, due primarily to the addition of new warehouse-management services customers and a sale-leaseback transaction in which two of Logistics' warehouses were sold in June 2008. In the second quarter and first half of 2009, other operating expenses declined 9.5% and 2.5%, respectively. Lower other operating expenses were due primarily to lower corporate allocations, a decline in warehouse supply costs, a decrease in cargo-loss claims expense and a lower provision for uncollectible accounts, partially offset by increases in the use of professional services (primarily related to legal matters). Lower corporate allocations in 2009 were due in part to cost-reduction measures, while lower warehouse supply costs reflect changes in customer needs. In the second quarter and first half of 2009, purchased labor decreased 19.1% and 16.7%, respectively, as labor levels were adjusted in response to declines in economic activity and customer needs.

Operations under the DTCI contract began on March 31, 2008 and approximately three-quarters of the distribution centers were operating as of June 30, 2009. The contract contributed revenue of $47.2 million and $83.7 million in the second quarter and first half of 2009, respectively, and $4.9 million in the second quarter and first half of 2008. The contract has not had a significant effect on Logistics' operating income during the implementation phase, which is expected to be completed in August when all distribution centers will be in operation.


Truckload

The table below compares operating results, operating margins and the percentage change in selected operating statistics of the Truckload reporting segment. The table summarizes the segment's revenue as well as freight revenue, which represents revenue excluding fuel surcharges, inter-segment eliminations, and other non-trucking revenue. Truckload's management places emphasis on freight revenue as a meaningful measure to evaluate results from the core truckload freight operation. The table also includes operating income and operating margin excluding the loss from impairment of goodwill. Truckload's management believes these measures are relevant to evaluate its on-going operations.

                                  Three Months Ended        Six Months Ended
  (Dollars in thousands)                June 30,                June 30,
                               -----------------------  -----------------------
                                  2009        2008         2009        2008
                               ----------- -----------  ----------- -----------
Summary of Operating Results

Freight revenue                $  126,632  $  128,908   $  246,850  $  244,547
Fuel-surcharge revenue             13,620      49,247       25,686      81,045
Other revenue                       3,046       3,428        5,545       7,083
                               ----------- -----------  ----------- -----------
Revenue before inter-segment
 eliminations                     143,298     181,583      278,081     332,675
Inter-segment eliminations        (53,531)    (44,220)    (102,272)    (79,343)
                               ----------- -----------  ----------- -----------
Revenue from external
 customers                         89,767     137,363      175,809     253,332

Operating income (loss)             6,879      12,436     (125,799)     22,712
Loss from impairment of
 goodwill                              --          --      134,813          --
                               ----------- -----------  ----------- -----------
Operating income excluding
 impairment                         6,879      12,436        9,014      22,712
Operating margin excluding
 impairment                           7.7%        9.1%         5.1%        9.0%


                                         2009 vs. 2008         2009 vs. 2008
                                         -------------         -------------
Change in Selected Operating Statistics
  Total Miles                                   0.0%                  +3.0%
  Freight Revenue per Total Mile               -1.7%                  -1.9%


Truckload's revenue from external customers in the second quarter of 2009 decreased 34.6% from the same period of 2008, reflecting a 21.1% decline in revenue before inter-segment eliminations and a 21.1% increase in inter-segment eliminations. The 21.1% second-quarter decline in revenue before inter-segment eliminations was due primarily to a 72.3% decline in fuel-surcharge revenue and a 1.8% decline in freight revenue. The 1.8% decline in freight revenue reflects a 1.7% decline in revenue per mile and total miles that were relatively unchanged from the prior year period.

In the first half of 2009, Truckload's revenue from external customers decreased 30.6% from the same prior-year period, reflecting a 16.4% decline in revenue before inter-segment eliminations and a 28.9% increase in inter-segment eliminations. The 16.4% first-half decline in revenue before inter-segment eliminations was due primarily to a 68.3% decline in fuel-surcharge revenue partially offset by a 0.9% increase in freight revenue. The 0.9% increase in freight revenue reflects a 3.0% increase in total miles and a 1.9 % decline in revenue per mile.

Lower fuel-surcharge revenue was due primarily to lower fuel prices in 2009 compared to 2008. The declines in revenue per mile were the result of difficult economic conditions characterized by low demand for truckload services and excess capacity in the truckload market.

Truckload's operating loss of $125.8 million in the first half of 2009 was due to a $134.8 million charge for goodwill impairment. The impairment charge reflects lower projected revenue and operating income and a discount rate that reflected economic and market conditions, and is more fully discussed in
Note 2, "Goodwill and Intangible Assets," of Item 1, "Financial Statements."

Excluding the impairment charge, Truckload's operating income in the second quarter and first half of 2009 declined 44.7% and 60.3%, respectively, from the same prior-year periods due to revenue from external customers that declined at a faster rate than operating expenses. In the second quarter of 2009, expenses for salaries, wages and other employee benefits were essentially flat from the prior-year period. However, in the first half of 2009, expenses for salaries, wages and other employee benefits increased 4.9%, reflecting a 4.8% increase in base compensation and a 21.7% increase in employee benefits expense, partially offset by a 28.1% decline in other employee costs and a 21.7% decline in incentive compensation. Higher base compensation was due primarily to increased driver miles and increased mileage rates, which reflect an increase in driver tenure. Increased employee benefits expense was due primarily to workers' compensation and compensated absences, partially offset by lower costs for employee medical care.

In the second quarter and first half of 2009, other operating expenses increased 9.8% and 26.2% due primarily to losses on the disposition of equipment, higher corporate allocations and an adjustment to a tax-related receivable, partially offset by declines in vehicular insurance expense. Losses on the disposition of equipment include a $2.5 million second-quarter loss on 195 tractors as fleet capacity was realigned for market conditions. Higher corporate allocations were due in part to increased services provided by Con-way's shared-service center. Maintenance expenses increased 14.9% and 19.2% in the second quarter and first half of 2009, respectively, due to increases in the average number of tractors and the average age of the tractor fleet.

Expenses for fuel and fuel-related taxes declined 49.9% and 45.7% in the second quarter and first half of 2009, respectively, due primarily to lower fuel prices in 2009 compared to 2008. Purchased transportation decreased 28.2% and 30.1% in the second quarter and first half of 2009, respectively, due to lower utilization of contract drivers and fuel-related rate declines.

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


                                  Three Months Ended        Six Months Ended
  (Dollars in thousands)               June 30,                 June 30,
                               -----------------------  ---------------------
                                  2009        2008         2009        2008
                               ----------- -----------  ----------- -----------

Revenues
    Road Systems               $    1,660  $    1,176   $    2,340  $    2,008


Operating Income (Loss)
    Road Systems               $     (504) $      393   $     (861) $      829
    Con-way re-insurance
      activities                    2,464       1,096        4,015       1,971
    Con-way corporate
      properties                     (159)       (151)        (326)       (307)
    Variable-executive
      compensation                     --        (772)          --      (1,141)
    Other                             493        (471)         245         135
                               ----------- -----------  ----------- -----------
                               $    2,294  $       95   $    3,073  $    1,487
                               =========== ===========  =========== ===========


                           Discontinued Operations

Net income applicable to common shareholders includes the results of discontinued operations, which, in the periods presented, related to the shut-down of EWA, as more fully discussed in Note 4, "Discontinued Operations," of Item 1, "Financial Statements." Results of discontinued operations are presented below.

 (Dollars in thousands except    Three Months Ended        Six Months Ended
 per share amounts)                   June 30,                 June 30,
                               -----------------------  -----------------------
                                  2009        2008         2009        2008
                               ----------- -----------  ----------- -----------

Gain from Disposal,
  net of tax                   $      --   $    1,609   $       --  $    1,609
                               =========== ===========  =========== ===========

Gain from Disposal -
  per diluted share            $      --    $    0.04           --        0.04
                               =========== ===========  =========== ===========




                       Liquidity and Capital Resources
                       -------------------------------

Con-way's combined balance of cash, cash equivalents and current marketable securities was $397.5 million at June 30, 2009 compared to $278.3 million at December 31, 2008.

Cash and cash equivalents declined to $248.3 million at June 30, 2009 from $278.3 million at December 31, 2008, as $181.8 million used in investing activities and $32.0 million used in financing activities exceeded $184.0 million provided by operating activities. However, cash used in investing activities primarily reflects a $149.2 million increase in marketable securities. Cash provided by operating activities came primarily from net income before non-cash items.

                                                       Six Months Ended
 (Dollars in thousands)                                    June 30,
                                                    -----------------------
                                                       2009        2008
                                                    ----------- -----------
Operating Activities
  Net income (loss)                                 $ (119,310) $   74,527
  Non-cash adjustments
     Loss from impairment of goodwill                  134,813          --
     Other non-cash adjustments (1)                    132,522     121,458
                                                    ----------- -----------
  Net income before non-cash items                     148,025     195,985

  Changes in assets and liabilities                     35,935     (58,314)
                                                    ----------- -----------

Net Cash Provided by Operating Activities              183,960     137,671

Net Cash Used in Investing Activities                 (181,828)    (48,076)

Net Cash Used in Financing Activities                  (31,968)    (28,900)
                                                    ----------- -----------

Net Cash Provided by (Used in) Continuing              (29,836)     60,695
 Operations
Net Cash Used in Discontinued Operations                  (103)       (516)
                                                    ----------- -----------
Increase (Decrease) in Cash and Cash Equivalents    $  (29,939) $   60,179
                                                    =========== ===========


   (1) " Other non-cash adjustments" refer to depreciation, amortization, deferred income taxes, provision for uncollectible accounts, and other non-cash income and expenses.

Operating Activities

Cash flow from operating activities in the first six months of 2009 was $184.0 million, a $46.3 million increase from the first six months of 2008, as a decrease in net income before non-cash items was more than offset by cash provided from changes in assets and liabilities. In the first half of 2009, the decrease in net income before non-cash items reflects a $59.0 million decrease in net income after excluding a $134.8 million non-cash loss from the impairment of goodwill. In the first six months of 2009, changes in receivables, employee benefits and accrued income taxes increased operating cash flow when compared to the same prior-year period, while changes in accrued liabilities (excluding employee benefits and incentive compensation), accounts payable, and self-insurance accruals decreased operating cash flow.

In the first six months of 2009, receivables provided $6.6 million due primarily to decreased trade accounts receivable at the Logistics segment partially offset by increased trade accounts receivable at the Freight segment. In the first six months of 2008, receivables used $137.9 million due to increased trade accounts receivable at the Freight and Logistics segments.

Employee benefits used $5.7 million in the first half of 2009 compared to $25.3 million used in the first half of 2008. The variation in cash used by employee benefits reflects the recognition of net periodic benefit expense for qualified pension plans in the first six months of 2009, compared to net periodic benefit income earned in the same prior-year period. The decrease in cash used was partially offset by Con-way's $5.0 million first-quarter 2009 funding contribution to the qualified pension plans.

Accrued income taxes provided $18.8 million in the first six months of 2009, compared to $9.7 million in the same prior-year period, reflecting a $15.0 million refund of federal income taxes received in the first quarter of 2009 and variations in Con-way's income tax provision.

Cash provided by changes in accrued liabilities decreased to $13.2 million in the first half of 2009 from $66.7 million in the first half of 2008, due primarily to changes in accrued interest on the 7.25% Senior Notes issued in December 2007 and changes in the liability for compensated absences. In the first six months of 2009, the liability for compensated absences decreased as a result of the reduction in the compensated-absences benefits at Freight and Logistics and salary and wage reductions at the Freight and Other segments in connection with cost-reduction measures. In the first six months of 2008, the liability for compensated absences increased due to adjustments resulting from a benefit plan change intended to align the benefits as part of a restructuring initiative at the Freight segment.

Investing Activities

Cash used in investing activities increased to $181.8 million in the first half of 2009, compared to $48.1 million used in the first half of 2008 due primarily to purchases of marketable securities, partially offset by a decrease in capital expenditures. Capital expenditures in the first six months of 2009 decreased $70.4 million from the prior-year period due primarily to a lower 2009 capital-expenditure plan in connection with Con-way's cash-conservation efforts. The increase in cash used in investing activities also reflects a decrease in proceeds received from the sale of assets. The first six months of 2008 included $40.4 million of proceeds received from a sale-leaseback transaction in which two of Logistics' warehouses were sold.

Financing Activities

Financing activities used cash of $32.0 million in the first six months of 2009, compared to $28.9 million used in the same period of 2008. Significant financing activities in the periods presented primarily include repayment of debt obligations and dividend payments. Also, in the first half of 2008, Con-way received $5.2 million in proceeds from the exercise of options, while no options were exercised during the first half of 2009.

Con-way has a $400 million revolving credit facility that matures on September 30, 2011. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to $400 million. At June 30, 2009, no borrowings were outstanding under Con-way's revolving credit facility; however, $205.0 million of letters of credit were outstanding, with $195.0 million of available capacity for additional letters of credit or cash borrowings. The revolving facility is guaranteed by certain of Con-way's material domestic subsidiaries and contains two financial covenants: (i) a leverage ratio and (ii) a fixed-charge coverage ratio. At June 30, 2009, Con-way was in compliance with the revolving credit facility's financial covenants and expects to remain in compliance through December 31, 2009 and thereafter.

Con-way had other uncommitted unsecured credit facilities totaling $66.7 million at June 30, 2009, which are available to support borrowings, letters of credit, bank guarantees, and overdraft facilities. A total of $35.9 million was outstanding under these facilities at June 30, 2009, leaving $30.8 million of available capacity.

As detailed in Note 7, "Employee Benefit Plans," of Item 1, "Financial Statements," Con-way used repurchased common stock to fund $7.8 million in contributions to the defined contribution retirement plan and $3.2 million of preferred dividends.

At June 30, 2009, Con-way's $200 million 8 7/8% Notes due in May 2010 were classified as current liabilities in the consolidated balance sheets. Consistent with Con-way's objective to reduce its total debt balance, Con-way intends to retire these notes upon maturity with internally generated cash.

See "- Forward-Looking Statements" below and Item 1A, "Risk Factors," and
Note 8, "Debt and Other Financing Arrangements," of Item 8, "Financial Statements and Supplementary Data," in Con-way's 2008 Annual Report on Form 10-K for additional information concerning Con-way's $400 million credit facility and its other debt instruments.

Contractual Cash Obligations

Con-way's contractual cash obligations as of December 31, 2008 are summarized in Item 7, "Management's Discussion and Analysis - Liquidity and Capital Resources - Contractual Cash Obligations," of Con-way's 2008 Annual Report on Form 10-K. In the first six months of 2009, there have been no material changes in Con-way's contractual obligations outside the ordinary course of business.

Other

In 2009, Con-way estimates capital and software expenditures between $60 million and $65 million, net of asset dispositions, primarily for the acquisition of tractor and trailer equipment. Con-way's actual 2009 capital expenditures may differ from the estimated amount depending on factors such as availability and timing of delivery of equipment.

Con-way's capital requirements relate primarily to the acquisition of revenue equipment to support growth and/or replacement of older equipment with newer equipment. In funding these capital expenditures and meeting working-capital requirements, Con-way utilizes various sources of liquidity and capital, including cash and cash equivalents, cash flow from operations, credit facilities and access to capital markets. Con-way may also manage its liquidity requirements and cash-flow generation by varying the timing and amount of capital expenditures and by implementing cost-reduction actions.
In April 2009, Con-way implemented several measures to reduce costs and conserve cash. These measures are detailed in Note 7, "Employee Benefit Plans," of Item 1, "Financial Statements."

At June 30, 2009, Con-way's senior unsecured debt was rated as investment grade by Standard and Poor's (BBB-), Fitch Ratings (BBB-), and Moody's
(Baa3). Standard and Poor's ratings of Con-way are on CreditWatch with negative implications due to the effects of the economic downturn and overcapacity in the less-than-truckload industry sector.



                 Critical Accounting Policies and Estimates
                 ------------------------------------------

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to adopt accounting policies and make significant judgments and estimates. In many cases, there are alternative policies or estimation techniques that could be used. Con-way maintains a process to evaluate the appropriateness of its accounting policies and estimation techniques, including discussion with and review by the Audit Committee of its Board of Directors and its independent auditors. Accounting policies and estimates may require adjustment based on changing facts and circumstances and actual results could differ from estimates. Con-way believes that the accounting policies that involve the most judgment and are the most material to the financial statements are those related to the following:

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

Defined Benefit Pension Plans

Effective April 30, 2009, Con-way amended its primary defined benefit pension plan to permanently curtail benefits associated with future increases in employee compensation. Prior to the amendment, future retirement benefits considered participants' eligible compensation increases through 2016. In connection with the curtailment, Con-way re-measured its plan-related assets and liabilities as of April 30, 2009. Accordingly, as of the re-measurement date, Con-way recorded a $299.9 million decrease to employee benefits, a $116.9 million decrease in long-term deferred tax assets, and a $182.9 million net of tax increase to shareholders' equity (to reflect a reduction in the accumulated other comprehensive loss). The decline in Con-way's accrued pension liability was due primarily to an increase in the discount rate used to measure the present value of the pension obligation. The discount rate used at April 30, 2009 was 7.85% compared to a discount rate of 6.10% at December 31, 2008.

Con-way estimates that its defined benefit pension plans will result in annual expense of $28 million in 2009.

                          New Accounting Standards
                          ------------------------

Refer to Note 1, "Principal Accounting Policies," of Item 1, "Financial Statements," for a discussion of recently issued accounting standards for which the required adoption dates are in future periods.



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




ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Con-way is exposed to a variety of market risks, including the effects of interest rates, fuel prices and foreign-currency exchange rates.

Con-way enters into derivative financial instruments only in circumstances that warrant the hedge of an underlying asset, liability or future cash flow against exposure to some form of interest rate, commodity or currency-related risk. Additionally, the designated hedges should have high correlation to the underlying exposure such that fluctuations in the value of the derivatives offset reciprocal changes in the underlying exposure. Con-way held no material derivative financial instruments at June 30, 2009.

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Shareholders Meeting held May 19, 2009, the following proposals were presented with the indicated voting results:

For the purpose of electing members of the Board of Directors, the votes representing shares of common and preferred stock were cast as follows:

           Nominee                For              Against
      -----------------        ----------         ---------
      William R. Corbin        42,875,348         2,877,102
      Robert Jaunich II        42,426,068         3,326,382
      W. Keith Kennedy, Jr.    42,417,231         3,335,219


The following directors did not stand for election and continued in office as directors after the Annual Shareholders Meeting: John J. Anton, Michael J. Murray, John C. Pope, William J. Schroeder, Douglas W. Stotlar, Peter W. Stott, and Chelsea C. White III.

Shareholders approved the proposal to approve amendments to Con-way Inc.'s Certificate of Incorporation and Bylaws to set the number of directors of Con-way Inc. at not less than seven or more than eleven by the following vote: For 44,045,316; Against 1,313,698; Abstain 393,436.

Shareholders approved the proposal to approve amendments to Con-way Inc.'s Certificate of Incorporation and Bylaws to eliminate the classification of Con-way Inc.'s Board of Directors by the following vote: For 43,562,217; Against 1,795,116; Abstain 395,118.

The appointment of KPMG LLP as Con-way Inc.'s independent registered public accounting firm for the year 2009 was approved by the following vote: For 44,550,820; Against 925,983; Abstain 275,647.




ITEM 6.  EXHIBITS

Exhibit No.

(3)  Articles of incorporation and by-laws:

     3.1  Con-way Inc. Certificate of Incorporation, as amended May 19, 2009.

     3.2  Con-way Inc. By-Laws, as amended May 19, 2009.

(10) Material contracts:

     10.1 Form of Restricted Stock Award Agreement for Directors of Con-way. #

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

                                         Con-way Inc.
                                         -------------
                                         (Registrant)

August 6, 2009                           /s/ Stephen L. Bruffett
                                         ------------------------
                                         Stephen L. Bruffett
                                         Executive Vice President and
                                         Chief Financial Officer