Form 10-Q
period 2009-09-30
Con-way Inc.
filed 2009-11-05
CIK 23675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

___           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from   N/A   to   N/A

COMMISSION FILE NUMBER 1-5046

Con-way Inc.

Incorporated in the State of Delaware
I.R.S. Employer Identification No. 94-1444798

2855 Campus Drive, Suite 300, San Mateo, California  94403
Telephone Number (650) 378-5200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
                           Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Number of shares of Common Stock, $.625 par value,
outstanding as of October 31, 2009:  49,224,764

CON-WAY INC.
FORM 10-Q
Quarter Ended September 30, 2009

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets -
	September 30, 2009 and December 31, 2008	3

	Statements of Consolidated Operations -
	Three and Nine Months Ended September 30, 2009 and 2008	5

	Statements of Consolidated Cash Flows -
	Nine Months Ended September 30, 2009 and 2008	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 6.	Exhibits	36

Signatures		37

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CON-WAY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
ASSETS	2009	2008
	(Unaudited)
Current Assets
Cash and cash equivalents	$417,145	$278,253
Marketable securities	20,407	-
Trade accounts receivable, net	534,685	516,910
Other accounts receivable	36,046	51,576
Operating supplies, at lower of average cost or market	20,387	24,102
Prepaid expenses and other assets	34,867	42,278
Deferred income taxes	33,931	37,963
	1,097,468	951,082

Property, Plant and Equipment
Land	194,963	194,330
Buildings and leasehold improvements	807,966	803,511
Revenue equipment	1,335,955	1,350,514
Other equipment	286,886	292,761
	2,625,770	2,641,116
Accumulated depreciation and amortization	(1,260,198)	(1,169,160)
	1,365,572	1,471,956

Other Assets
Deferred charges and other assets	39,228	43,012
Capitalized software, net	23,610	29,345
Marketable securities	7,045	6,712
Intangible assets, net	24,119	27,336
Goodwill	353,449	487,956
Deferred income taxes	-	54,308
	447,451	648,669

Total Assets	$2,910,491	$3,071,707

The accompanying notes are an integral part of these statements.

CON-WAY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share amounts)

	September 30,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2009	2008
	(Unaudited)
Current Liabilities
Accounts payable	$290,278	$273,784
Accrued liabilities	234,674	258,350
Self-insurance accruals	89,399	94,663
Short-term borrowings	10,599	7,480
Current maturities of long-term debt	204,767	23,800
Total Current Liabilities	829,717	658,077

Long-Term Liabilities
Long-term debt and guarantees	718,074	926,224
Self-insurance accruals	158,151	152,435
Employee benefits	351,309	659,508
Other liabilities and deferred credits	46,578	49,871
Deferred income taxes	72,321	-
Total Liabilities	2,176,150	2,446,115

Commitments and Contingencies (Note 11)

Shareholders' Equity
Preferred stock, no par value; authorized 5,000,000 shares:
Series B, 8.5% cumulative, convertible, $.01 stated value; designated
1,100,000 shares; issued zero and 523,911 shares, respectively	-	5
Additional paid-in capital, preferred stock	-	79,681
Deferred compensation, defined contribution retirement plan	-	(10,435)
Total Preferred Shareholders' Equity	-	69,251
Common stock, $.625 par value; authorized 100,000,000 shares;
issued 62,512,456 and 62,379,868 shares, respectively	38,971	38,851
Additional paid-in capital, common stock	565,516	584,229
Retained earnings	892,845	1,020,930
Cost of repurchased common stock
(13,411,080 and 16,522,563 shares, respectively)	(580,475)	(713,095)
Total Common Shareholders' Equity	916,857	930,915
Accumulated Other Comprehensive Income (Loss)	(182,516)	(374,574)
Total Shareholders' Equity	734,341	625,592
Total Liabilities and Shareholders' Equity	$2,910,491	$3,071,707

The accompanying notes are an integral part of these statements.

CON-WAY INC.
STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$1,133,441	$1,370,169	$3,152,706	$3,911,435

Costs and Expenses
Salaries, wages and other employee benefits	490,337	533,810	1,420,018	1,580,424
Purchased transportation	271,842	348,899	717,892	921,996
Fuel and fuel-related taxes	95,786	163,350	252,821	467,728
Other operating expenses	111,517	115,576	312,443	330,572
Depreciation and amortization	47,390	52,808	146,352	156,016
Maintenance	34,698	33,712	95,498	101,679
Rents and leases	24,497	24,477	70,451	71,007
Purchased labor	16,240	18,620	45,630	54,228
Loss from impairment of goodwill	-	-	134,813	-
	1,092,307	1,291,252	3,195,918	3,683,650

Operating Income (Loss)	41,134	78,917	(43,212)	227,785

Other Income (Expense)
Investment income	509	1,344	2,001	4,014
Interest expense	(15,864)	(15,646)	(48,463)	(47,789)
Miscellaneous, net	(755)	(867)	(1,742)	528
	(16,110)	(15,169)	(48,204)	(43,247)

Income (Loss) before Income Tax Provision	25,024	63,748	(91,416)	184,538
Income Tax Provision	11,532	23,264	14,402	71,136

Income (Loss) from Continuing Operations	13,492	40,484	(105,818)	113,402

Discontinued Operations, net of tax
Gain from Disposal	-	-	-	1,609
	-	-	-	1,609

Net Income (Loss)	13,492	40,484	(105,818)	115,011
Preferred Stock Dividends	-	1,655	3,189	5,028

Net Income (Loss) Applicable to Common Shareholders	$13,492	$38,829	$(109,007)	$109,983

Net Income (Loss) From Continuing Operations
Applicable to Common Shareholders	$13,492	$38,829	$(109,007)	$108,374

Weighted-Average Common Shares Outstanding
Basic	48,862,692	45,499,208	47,009,642	45,367,459
Diluted	49,497,740	48,336,200	47,009,642	48,256,429

Earnings (Loss) per Common Share
Basic
Net Income (Loss) from Continuing Operations	$0.28	$0.85	$(2.32)	$2.39
Gain from Disposal	-	-	-	0.03
Net Income (Loss) Applicable to Common Shareholders	$0.28	$0.85	$(2.32)	$2.42

Diluted
Net Income (Loss) from Continuing Operations	$0.27	$0.81	$(2.32)	$2.26
Gain from Disposal	-	-	-	0.04
Net Income (Loss) Applicable to Common Shareholders	$0.27	$0.81	$(2.32)	$2.30

The accompanying notes are an integral part of these statements.

CON-WAY INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2009	2008

Cash and Cash Equivalents, Beginning of Period	$278,253	$176,298

Operating Activities
Net income (Loss)	(105,818)	115,011
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations, net of tax	-	(1,609)
Depreciation and amortization, net of accretion	141,162	151,901
Non-cash compensation and employee benefits	30,965	16,022
Increase in deferred income taxes	8,787	35,504
Provision for uncollectible accounts	5,593	4,769
Loss from impairment of goodwill	134,813	-
Loss from sales of property and equipment, net	7,647	2,110
Changes in assets and liabilities:
Receivables	(27,958)	(133,324)
Prepaid expenses	7,397	9,087
Accounts payable	15,080	10,582
Accrued incentive compensation	1,358	(867)
Accrued liabilities, excluding accrued incentive compensation
and employee benefits	(6,890)	55,478
Self-insurance accruals	452	12,201
Accrued income taxes	17,375	(15,120)
Employee benefits	(7,800)	(20,242)
Deferred charges and credits	3,814	(7,021)
Other	3,719	(10,652)
Net Cash Provided by Operating Activities	229,696	223,830

Investing Activities
Capital expenditures	(46,648)	(197,079)
Software expenditures	(4,230)	(8,334)
Proceeds from sales of property and equipment	13,491	6,554
Proceeds from sale-leaseback transaction	-	40,380
Net decrease (increase) in marketable securities	(20,393)	22,501
Net Cash Used in Investing Activities	(57,780)	(135,978)

Financing Activities
Repayment of debt and guarantees	(22,700)	(22,704)
Net proceeds from (repayments of) short-term borrowings	3,107	(3,802)
Proceeds from exercise of stock options	4,171	9,569
Excess tax benefit from stock-option exercises	165	755
Payments of common dividends	(14,157)	(13,688)
Payments of preferred dividends	(3,507)	(7,373)
Net Cash Used in Financing Activities	(32,921)	(37,243)

Net Cash Provided by Continuing Operations	138,995	50,609

Discontinued Operations
Net Cash Used in Operating Activities	(103)	(1,204)
Net Cash Used in Discontinued Operations	(103)	(1,204)

Increase in Cash and Cash Equivalents	138,892	49,405
Cash and Cash Equivalents, End of Period	$417,145	$225,703

Supplemental Disclosure
Cash paid (refunded) for income taxes, net	$(8,865)	$48,381
Cash paid for interest, net of amounts capitalized	$50,303	$36,999

Non-cash Financing Activities
Repurchased common stock issued under defined contribution plan	$18,671	$-
Repurchased common stock issued for payment of preferred dividends	$3,189	$-

The accompanying notes are an integral part of these statements.

CON-WAY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Principal Accounting Policies

Organization

Con-way Inc. and its consolidated subsidiaries (“Con-way”) provide transportation, logistics and supply-chain management services for a wide range of manufacturing, industrial and retail customers. Con-way’s business units operate in regional and transcontinental less-than-truckload and full-truckload freight transportation, contract logistics and supply-chain management, multimodal freight brokerage and trailer manufacturing. As more fully discussed in Note 5, “Segment Reporting,” for financial reporting purposes, Con-way is divided into four reporting segments: Freight, Logistics, Truckload and Other.

Basis of Presentation

These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Rule 10-01 of Regulation S-X, and should be read in conjunction with Con-way’s 2008 Annual Report on Form 10-K. Accordingly, significant accounting policies and other disclosures normally provided have been omitted.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary to present fairly Con-way’s financial condition, results of operations and cash flows for the periods presented. Results for the interim periods presented are not necessarily indicative of annual results.

New Accounting Standards

In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-01, “The FASB Codification and Hierarchy of GAAP.”  This statement establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”), along with rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. Although the Codification does not change GAAP, it substantially reorganizes the literature, which will require enterprises to revise GAAP references contained in financial-statement disclosures. Con-way’s adoption of ASU 2009-01, effective July 1, 2009, did not have a material effect on its financial statements.

Also in June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets – an amendment of SFAS 140” and SFAS 167, “Amendments to FASB Interpretation 46R.”  SFAS 166 and SFAS 167 were codified in the “Transfers and Servicing” and “Consolidations” topics of the Codification, respectively. SFAS 166 modifies the accounting for transfers of financial assets, eliminates the concept of a qualifying special-purpose entity and creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale. SFAS 167 changes the accounting rules to improve financial reporting by enterprises involved with a variable-interest entity (“VIE”). Primarily, the statement eliminates an existing provision that excludes certain special-purpose entities from consolidation requirements and also establishes principles-based criteria for determining whether a VIE should be consolidated. Both statements are effective for the first fiscal year beginning after November 15, 2009 and for interim periods within that annual reporting period, which for Con-way is the first quarter of 2010. Con-way does not expect the adoption of SFAS 166 or SFAS 167 to have a material effect on its financial statements.

In August 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value.”  This ASU provides guidance on the measurement of a liability under the “Fair Value Measurements and Disclosures” topic of the Codification for circumstances in which a quoted price in an active market for the identical liability is not available. Under the guidance, the fair value of a liability will be based on the quoted price for an identical (or similar) liability when traded as an asset. An entity may use another valuation technique that is consistent with the principles of the “Fair Value Measurements and Disclosures” topic, such as an income- or market-based approach. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not permitted to make adjustments to include inputs relating to the existence of transfer restrictions on that liability. The new guidance is effective for interim and annual periods beginning after August 27, 2009, which for Con-way is the fourth quarter of 2009. Con-way does not expect the adoption of this statement to have a material effect on its financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multi-Deliverable Revenue Arrangements- a consensus of the FASB Emerging Issues Task Force.” ASU 2009-13 was codified in the “Revenue Recognition” topic of the Codification, which details the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among separate units of accounting. One of the current requirements is that there be objective and reliable evidence of the standalone selling price of the undelivered items, which must be supported by either vendor-specific objective evidence (“VSOE”) or third-party evidence. ASU 2009-13 modifies the current GAAP by amending the objective and reliable evidence threshold to allow use of estimated selling price when VSOE does not exist. Under ASU 2009-13, deliverables would be expected to meet the separation criteria more frequently. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Con-way will apply the guidance prospectively to revenue arrangements entered into or materially modified on or after January 1, 2011.

Earnings (Loss) per Share (“EPS”)

Basic EPS is computed by dividing reported earnings (loss) by the weighted-average common shares outstanding. Diluted EPS is calculated as follows:

(Dollars in thousands except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Continuing operations (after preferred stock
dividends), as reported	$13,492	$38,829	$(109,007)	$108,374
Add-backs:
Dividends on Series B preferred stock, net
of replacement funding	--	256	--	780
Continuing operations	13,492	39,085	(109,007)	109,154
Discontinued operations	--	--	--	1,609
Applicable to common shareholders	$13,492	$39,085	$(109,007)	$110,763

Denominator:
Weighted-average common shares outstanding	48,862,692	45,499,208	47,009,642	45,367,459
Stock options and nonvested stock	635,048	322,040	--	374,018
Series B preferred stock	--	2,514,952	--	2,514,952
	49,497,740	48,336,200	47,009,642	48,256,429

Anti-dilutive securities not included in
denominator	1,588,526	871,330	5,025,354	871,330

Earnings (Loss) per Diluted Share:
Continuing operations	$0.27	$0.81	$(2.32)	$2.26
Discontinued operations	--	--	--	0.04
Applicable to common shareholders	$0.27	$0.81	$(2.32)	$2.30

In the computation of diluted EPS, only potential common shares that are dilutive are included. Potential common shares are dilutive if they reduce earnings per share or increase loss per share. Options, nonvested stock and convertible preferred stock are not included in the computation if the result is anti-dilutive, such as when a loss applicable to common shareholders is reported.

Revenue Recognition

Generally, the pricing assessed by Con-way is subject to subsequent adjustment due to several factors, including weight and freight classification verifications, or pricing discounts. Estimates for future billing adjustments are recognized at the time of shipment and are based on revenue levels and historical experience. In September 2009, Con-way Freight obtained more precise and previously unavailable correction-activity data and, accordingly, revised its assumptions about the time period between the recognition of revenue and the subsequent revenue adjustments. As a result of this change in accounting estimate at the Freight segment, the allowance for revenue adjustments increased while both revenue and operating income decreased by $5.4 million in the third quarter and first nine months of 2009. The change in estimate adversely affected net income (loss) applicable to common shareholders by $3.4 million ($0.07 per diluted share) in the third quarter and first nine months of 2009. The future-period effect of the change in accounting estimate is immaterial.

Property, Plant and Equipment

Con-way periodically evaluates whether changes to estimated useful lives or salvage values are necessary to ensure that these estimates accurately reflect the economic use of the assets. In January 2009, Con-way Freight increased the estimated useful life of most of its tractors to 8 years from 7 years. As a result of this change, net income available to common shareholders in the third quarter of 2009 increased by $1.9 million ($0.04 per diluted share), and in the first nine months of 2009, the net loss applicable to common shareholders decreased by $5.4 million ($0.12 per diluted share).

Reclassifications and Revisions

Certain amounts in the prior-period financial statements have been reclassified or revised to conform to the current-period presentation.

Subsequent Events

Con-way has evaluated subsequent events for disclosure and recognition after the balance sheet date of September 30, 2009 through November 5, 2009, the date the financial statements were issued, and no subsequent events requiring recognition or disclosure were identified.

2. Goodwill and Intangible Assets

Goodwill

Goodwill is recorded as the excess of an acquired entity’s purchase price over the amounts assigned to assets acquired (including separately recognized intangible assets) and liabilities assumed. Goodwill is not amortized but is assessed for impairment on an annual basis in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The assessment requires the comparison of the fair value of a reporting unit to the carrying value of its net assets, including allocated goodwill. If the carrying value of the reporting unit exceeds its fair value, Con-way must then compare the implied fair value of the reporting-unit goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting-unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Con-way evaluated its goodwill for impairment prior to its annual measurement date due primarily to worsening truckload market conditions, lower profit projections for Con-way Truckload and a decline in Con-way’s market capitalization during the first quarter of 2009. As of March 31, 2009, Con-way determined that the goodwill associated with Con-way Truckload was impaired and, as a result, Con-way Truckload recognized a $134.8 million impairment charge to reduce the carrying amount of the goodwill to its implied fair value. The first-quarter impairment was primarily due to lower projected revenues and operating income and a discount rate that reflected the economic and market conditions.

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

The following table shows the changes in the carrying amounts of goodwill attributable to each applicable segment:

(Dollars in thousands)	Logistics	Truckload	Other	Total

Balances at December 31, 2007	$55,146	$471,573	$727	$527,446
Adjustments to fair value	(11,020)	(8,814)	--	(19,834)
Liabilities assumed	7,537	--	--	7,537
Adjustments to deferred taxes	2,755	1,839	--	4,594
Impairment charge	(31,822)	--	--	(31,822)
Direct transition costs	282	--	--	282
Change in foreign-currency exchange rates	(247)	--	--	(247)
Balances at December 31, 2008	$22,631	$464,598	$727	$487,956
Impairment charge	--	(134,813)	--	(134,813)
Change in foreign-currency exchange rates	306	--	--	306
Balances at September 30, 2009	$22,937	$329,785	$727	$353,449

Intangible Assets

The fair value of intangible assets is amortized on a straight-line basis over the estimated useful life. In the third quarter and first nine months of 2009, amortization expense related to intangible assets was $1.1 million and $3.3 million, respectively, compared to $1.3 million and $3.5 million in the same respective periods in 2008. Intangible assets consisted of the following:

		September 30, 2009		December 31, 2008
(Dollars in thousands)	Weighted-Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	9.4	$31,343	$7,406	$31,152	$4,714
Trademarks	2.0	2,550	2,368	2,550	1,652
		$33,893	$9,774	$33,702	$6,366

Estimated amortization expense for the next five years is presented in the following table:

(Dollars in thousands)

Year ending December 31:
Remaining three months of 2009	$1,000
2010	3,500
2011	3,500
2012	3,100
2013	2,700
2014	2,700

3. Restructuring Activities

During 2007 and 2008, Con-way Freight initiated three restructuring activities:  an operational restructuring, a network re-engineering and an economic workforce reduction. In connection with these restructuring activities, Con-way Freight recognized $0.5 million of net adjustments that reduced expense in the first nine months of 2009, due primarily to reductions in lease-related liabilities. In the first nine months of 2008, Con-way Freight recognized first-quarter restructuring charges of $2.6 million. Con-way reported the employee-separation costs in salaries, wages and other employee benefits, facility costs primarily in rents and leases, and asset-impairment charges in other operating expenses in the statements of consolidated operations. In addition to the restructuring charges, Con-way Freight recognized an additional $2.6 million in the first quarter of 2008 for other related costs, consisting primarily of consulting fees, which are reported as other operating expenses.

The remaining liability for amounts expensed but not yet paid was $5.5 million at September 30, 2009. The remaining liability relates primarily to operating lease commitments that are expected to be payable over several years.

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

The following table summarizes the effect of Con-way Freight’s operational restructuring:

(Dollars in thousands)	Employee-Separation Costs	Facility and Lease- Termination Costs	Asset-Impairment Charges	Other	Total
Balance at December 31, 2008	$--	$3,162	$--	$40	$3,202
Cash payments	--	(793)	--	(40)	(833)
Balance at September 30, 2009	$--	$2,369	$--	$--	$2,369

Total expense recognized to date	$7,119	$4,336	$2,401	$2,786	$16,642

Network Re-Engineering

In November 2008, Con-way Freight completed a major network re-engineering to reduce service exceptions, improve on-time delivery and bring faster transit times while deploying a lower-cost, more efficient service center network better aligned to customer needs and business volumes. The re-engineering did not change Con-way Freight’s service coverage, but did involve the closure of 40 service centers, with shipment volumes from closing locations redistributed and balanced among more than 100 nearby service centers.

The following table summarizes the effect of the network re-engineering:

(Dollars in thousands)	Employee-Separation Costs	Facility and Lease- Termination Costs	Asset-Impairment Charges	Total
Balance at December 31, 2008	$259	$7,213	$--	$7,472
2009 restructuring charges and net adjustments	324	(1,967)	22	(1,621)
Cash payments	(583)	(2,076)	--	(2,659)
Write-offs	--	--	(22)	(22)
Balance at September 30, 2009	$--	$3,170	$--	$3,170

Total expense recognized to date	$5,968	$5,781	$1,656	$13,405

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

The following table summarizes the effect of the workforce reduction:

(Dollars in thousands)	Employee-Separation Costs
Balance at December 31, 2008	$1,742
2009 restructuring charges	1,114
Cash payments	(2,856)
Balance at September 30, 2009	$--

Total expense recognized to date	$6,567

4. Discontinued Operations

Results of discontinued operations in the periods presented relate to the shut-down of Emery Worldwide Airlines, Inc. (“EWA”) in December 2001. The results of operations and cash flows of discontinued operations have been segregated from continuing operations. In the second quarter of 2008, Con-way recognized a $1.6 million gain (net of tax of $1.0 million) to eliminate a previously recorded accrued liability associated with a legal contingency. See Note 4, “Discontinued Operations,” of Item 8, “Financial Statements and Supplementary Data,” in Con-way’s 2008 Annual Report on Form 10-K for additional discussion of results of operations and cash flows of discontinued operations in prior periods.

5. Segment Reporting

Con-way discloses segment information in the manner in which the business units are organized for making operating decisions, assessing performance and allocating resources. For the periods presented, Con-way is divided into the following four reporting segments:

•
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

•	Truckload. The Truckload segment consists of the operating results of the Con-way Truckload business unit, which provides asset-based full-truckload freight services throughout North America.

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

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues from External Customers
Freight	$692,750	$808,326	$1,890,434	$2,375,654
Logistics	344,361	419,896	987,793	1,138,494
Truckload	95,681	140,932	271,490	394,264
Other	649	1,015	2,989	3,023
	$1,133,441	$1,370,169	$3,152,706	$3,911,435

Inter-segment Revenues
Freight	$11,709	$16,622	$37,189	$41,161
Logistics	1,991	332	2,658	355
Truckload	50,570	42,730	152,842	122,073
Other	3,209	11,573	11,395	35,120
	$67,479	$71,257	$204,084	$198,709

Revenues before Inter-segment Eliminations
Freight	$704,459	$824,948	$1,927,623	$2,416,815
Logistics	346,352	420,228	990,451	1,138,849
Truckload	146,251	183,662	424,332	516,337
Other	3,858	12,588	14,384	38,143
Inter-segment Revenue Eliminations	(67,479)	(71,257)	(204,084)	(198,709)
	$1,133,441	$1,370,169	$3,152,706	$3,911,435
Operating Income (Loss)
Freight	$22,816	$61,107	$48,423	$174,559
Logistics	9,532	3,678	22,305	14,895
Truckload	10,620	15,195	(115,179)	37,907
Other	(1,834)	(1,063)	1,239	424
	$41,134	$78,917	$(43,212)	$227,785

(Dollars in thousands)	September 30,	December 31,
	2009	2008
Assets
Freight	$1,275,257	$1,297,197
Logistics	306,770	331,419
Truckload	726,430	911,835
Other	602,034	531,256
	$2,910,491	$3,071,707

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of financial instruments within the fair-value hierarchy:

	September 30, 2009
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Cash equivalents	$396,953	$154,693	$242,260	$--
Current marketable securities	20,407	--	20,407	--
Other marketable securities	7,045	--	--	7,045

	December 31, 2008
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Cash equivalents	$264,946	$125,160	$139,786	$--
Other marketable securities	6,712	--	--	6,712

Cash equivalents consist of short-term interest-bearing instruments (primarily money-market funds, commercial paper, and certificates of deposit) with maturities of three months or less at the date of purchase. Current marketable securities consist of interest-bearing instruments (primarily variable-rate demand notes and banker’s acceptances) with maturities greater than three months at the date of purchase. At September 30, 2009, the weighted-average remaining maturity of the current marketable securities was less than one month.

Money-market funds reflect their net asset value and are classified as Level 1 instruments within the fair-value hierarchy. Due to the lack of quoted market prices for identical instruments, commercial paper, certificates of deposit, variable-rate demand notes and banker’s acceptances are generally valued using published interest rates for instruments with similar terms and maturities, and accordingly, classified as Level 2 instruments within the fair-value hierarchy. Based on their short maturities, the carrying amount of the cash equivalents and marketable securities approximates their fair value.

Con-way’s other marketable security consists of one auction-rate security, which was valued with an income approach that utilized a discounted cash flow model.

The following table summarizes the change in fair values of Con-way’s auction-rate security, which was valued using Level 3 inputs:

(Dollars in thousands)	Auction-rate security

Balance at December 31, 2007	$--
Transfer in from Level 2	7,500
Unrealized loss	(788)
Balance at December 31, 2008	$6,712
Unrealized gain	533
Partial redemption	(200)
Balance at September 30, 2009	$7,045

Due primarily to changes in interest-rate benchmarks, the fair value of Con-way’s auction-rate security increased $0.5 million in the first nine months of 2009. Con-way has recorded the cumulative $0.3 million decline in the carrying value of marketable securities with an equal and offsetting unrealized loss in accumulated other comprehensive income (loss). Con-way has evaluated the unrealized loss and concluded that the decline in fair value is temporary.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

In March 2009, Con-way measured the fair value of the Con-way Truckload reporting unit as part of a goodwill impairment test. The inputs used to measure the fair value of Con-way Truckload were within Level 3 of the fair-value hierarchy. The fair-value methods Con-way applied in the valuation of Con-way Truckload and the resulting goodwill impairment charge are more fully discussed in Note 2, “Goodwill and Intangible Assets.”

Assets and Liabilities Disclosed at Fair Value, but Not Recognized at Fair Value

Con-way’s long-term debt (including current maturities) of $922.8 million and $950.0 million at September 30, 2009 and December 31, 2008, respectively, had estimated fair values of $960 million and $900 million, respectively. Fair values were estimated based on current rates offered for debt with similar terms and maturities.

7. Employee Benefit Plans

In the periods presented, employees of Con-way and its subsidiaries in the U.S. were covered under several retirement benefit plans, including defined benefit pension plans, defined contribution retirement plans, and a postretirement medical plan. Con-way’s defined benefit pension plans include “qualified” plans that are eligible for certain beneficial treatment under the Internal Revenue Code (“IRC”), as well as “non-qualified” plans that do not meet IRC criteria. See Note 12, “Employee Benefit Plans,” of Item 8, “Financial Statements and Supplementary Data,” in Con-way’s 2008 Annual Report on Form 10-K for additional information concerning its retirement benefit plans. See “– Cost-Reduction Actions” below for a discussion of employee benefits changes that were effective in April 2009.

Defined Benefit Pension Plans

The following tables summarize the components of net periodic benefit expense (income) for Con-way’s domestic defined benefit pension plans:

	Qualified Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008

Service cost – benefits earned during the period	$22	$18	$67	$72
Interest cost on benefit obligation	17,131	18,175	52,637	52,890
Expected return on plan assets	(14,938)	(24,229)	(45,588)	(72,722)
Net amortization and deferral	1,816	(793)	15,419	(2,380)
Net periodic benefit expense (income)	$4,031	$(6,829)	$22,535	$(22,140)

	Non-Qualified Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008

Interest cost on benefit obligation	$1,069	$1,148	$3,107	$3,070
Net amortization and deferral	18	670	(2,395)	1,311
Net periodic benefit expense	$1,087	$1,818	$712	$4,381

In the first nine months of 2009, Con-way contributed $17.3 million to its qualified pension plans and does not currently anticipate making any further contributions to the plans in 2009.

Defined Contribution Retirement Plans

Con-way’s defined contribution retirement plans consist mostly of the primary defined contribution retirement plan (the “Primary DC Plan”), which covers non-contractual U.S. employees. The Primary DC Plan is a voluntary defined contribution plan with a leveraged employee stock ownership plan feature with salary deferral qualified under Section 401(k) of the IRC, as more fully discussed in Note 12, “Employee Benefit Plans,” of Item 8, “Financial Statements and Supplementary Data,” in Con-way’s 2008 Annual Report on Form 10-K. Prior to the implementation of Con-way’s cost-reduction actions, as more fully discussed below, Con-way made “matching” contributions equal to 50% of the first six percent of employees’ eligible compensation and made additional discretionary contributions to employees’ 401(k) accounts. The additional contributions, which were based on employees’ years of service, consisted of a “basic” contribution that ranged from 3% to 5% of eligible compensation and a “transition” contribution that ranged from 1% to 3% of eligible compensation.

Con-way’s expense under the Primary DC Plan was $8.5 million and $36.4 million in the third quarter and first nine months of 2009, respectively, compared to $23.1 million and $70.0 million in the same respective periods of 2008. At September 30, 2009 and December 31, 2008, Con-way had recognized accrued liabilities of $6.6 million and $21.8 million, respectively, for its contributions related to the Primary DC Plan. In the periods presented, Con-way’s contributions to the Primary DC Plan included allocations of Con-way preferred stock and contributions of cash and Con-way common stock. Effective in January 2009, contributions in the form of Con-way common stock were made with repurchased common stock (also referred to as treasury stock), rather than from open-market purchases from cash contributed by Con-way. During the first nine months of 2009, Con-way used 610,176 shares of repurchased common stock to fund $18.7 million of contributions to the Primary DC Plan.

In the second quarter of 2009, Con-way exercised its right to redeem all shares of its preferred stock that were outstanding on June 30, 2009. Each share of preferred stock was converted into common stock at a rate equal to the number of shares of common stock that could be purchased for $152.10. Accordingly, $93.8 million or 2,202,937 shares of repurchased common stock were issued to convert and redeem $75.0 million or 493,220 shares of outstanding preferred stock. The $18.8 million difference between the historical cost of the repurchased common stock and the converted preferred stock was recorded as a reduction to additional paid-in capital in common shareholder’s equity. Also on the redemption date, $4.0 million or 93,636 shares of repurchased common stock were used to pay the common-stock equivalent of the then-accrued $3.2 million cash dividend on preferred stock, with the $0.8 million difference recorded as a reduction to additional paid-in capital in common shareholders’ equity.

Postretirement Medical Plan

The following table summarizes the components of net periodic benefit expense for the postretirement medical plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008

Service cost – benefits earned during the period	$374	$571	$1,154	$1,712
Interest cost on benefit obligation	1,406	1,692	4,184	5,078
Net amortization and deferral	(306)	(12)	(917)	(36)
Net periodic benefit expense	$1,474	$2,251	$4,421	$6,754

Long-term Disability Plan

Con-way’s expense associated with the long-term disability plan was $2.5 million and $8.0 million in the third quarter and first nine months of 2009, respectively, compared to $2.9 million and $7.6 million in the same respective periods of 2008. In Con-way’s consolidated balance sheets, the long-term and current portions of the long-term disability plan obligation are reported in employee benefits and accrued liabilities, respectively. At September 30, 2009, the long-term and current portions of the obligation were $30.9 million and $11.4 million, respectively, and at December 31, 2008, were $32.1 million and $13.6 million, respectively.

Cost-Reduction Actions

In response to economic conditions, in March 2009 Con-way announced several measures to reduce costs and conserve cash. These cost-reduction measures are in addition to the actions Con-way took in the fourth quarter of 2008. Actions in 2008 included workforce reductions, network re-engineering, suspension of merit-based pay increases, reductions in capital expenditures and other spending cuts. The measures announced in March 2009 substantially consist of the suspension or curtailment of employee benefits and a reduction in salaries and wages, as detailed below.

Salaries and Wages

Effective March 29, 2009, the salaries and wages of certain employees were reduced by 5%, including corporate and shared-services employees and those at the Con-way Freight and Road Systems business units. Since April 1, 2009, this reduction has resulted in estimated quarterly savings of approximately $13 million.

Compensated Absences

Effective April 1, 2009, a compensated-absences benefit was suspended at Con-way Freight. Prior to the suspension, employees’ current-year service earned a compensated-absences benefit eligible for use in the subsequent year. During the period of suspension, no compensated-absences benefits will be earned for current-year service; however, employees may use previously vested benefits. Since April 1, 2009, this reduction has resulted in estimated quarterly savings of approximately $14 million. On April 1, 2010, the accrual for Freight’s compensated-absences benefit will resume, as employees will begin to earn a compensated-absences benefit eligible for use in the year earned.

Also, effective March 8, 2009, Menlo Worldwide Logistics reduced its compensated-absences benefit by 25%. Since April 1, 2009, this reduction has resulted in estimated quarterly savings of approximately $1 million.

Defined Contribution Plan

Effective April 26, 2009, employer contributions to Con-way’s Primary DC Plan, as more fully discussed above, were suspended or limited. The matching and transition contributions were suspended and the basic contribution was limited to no more than 3% of an employee’s eligible compensation. Since April 1, 2009, this suspension and/or limitation resulted in estimated quarterly savings of approximately $7 million associated with the matching contribution and $5 million associated with the basic and transition contributions. Effective in July 2009, basic contributions were made with repurchased Con-way common stock.

Defined Benefit Pension Plan

Effective April 30, 2009, Con-way amended its primary defined benefit pension plan to permanently curtail benefits associated with future increases in employee compensation. Prior to the amendment, future retirement benefits considered participants’ eligible compensation increases through 2016. In connection with the curtailment, Con-way re-measured its plan-related assets and liabilities as of April 30, 2009. Accordingly, as of the re-measurement date, Con-way recorded a $299.9 million decrease to employee benefits, a $116.9 million decrease in long-term deferred tax assets, and a $182.9 million net of tax increase to shareholders' equity (to reflect a reduction in the accumulated other comprehensive loss). The decline in Con-way’s accrued pension liability was due primarily to an increase in the discount rate used to measure the present value of the pension obligation. The discount rate used at April 30, 2009 was 7.85% compared to a discount rate of 6.10% at December 31, 2008. The curtailment does not have a material effect on Con-way’s 2009 net periodic benefit expense.

8. Comprehensive Income

Comprehensive income, which is a measure of all changes in equity except those resulting from investments by owners and distributions to owners, was as follows:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net income (loss)	$13,492	$40,484	$(105,818)	$115,011

Other comprehensive income (loss):
Foreign currency translation adjustment	260	(560)	1,430	1,134
Unrealized gain on available-for-sale security,
net of deferred tax of $15 and $208,
respectively	23	--	325	--
Amortization of employee benefit plan
amounts, net of deferred tax of $595 and
$4,721, respectively	933	--	7,386	--
Employee benefit plan adjustments, net
of deferred tax of $116,946	--	--	182,917	--
Comprehensive income	$14,708	$39,924	$86,240	$116,145

9. Share-Based Compensation

Under terms of the share-based compensation plans, Con-way grants various types of share-based compensation awards to employees and directors. The plans provide for awards in the form of stock options, nonvested stock (also known as restricted stock), and performance-share plan units. See Note 13, “Share-Based Compensation,” of Item 8, “Financial Statements and Supplementary Data,” in Con-way’s 2008 Annual Report on Form 10-K for additional information concerning its share-based compensation awards.

The following expense was recognized for share-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008

Salaries, wages and other employee benefits	$2,801	$2,737	$8,422	$8,245
Deferred income tax benefit	(1,077)	(1,058)	(3,237)	(3,178)
Net share-based compensation expense	$1,724	$1,679	$5,185	$5,067

10. Income Taxes

Con-way’s third-quarter and year-to-date effective tax rates in 2009 were 46.1% and -15.8%, respectively. In the third quarter and first nine months of 2008, the effective tax rates were 36.5% and 38.5%, respectively. Excluding the effect of various tax adjustments, Con-way’s third-quarter and year-to-date effective tax rates in 2009 were 37.0% and 37.4%, respectively, and in 2008 were 39.6% and 39.4%, respectively. The effective tax rate in 2009 primarily reflects the non-deductible goodwill impairment charge in the first quarter, as discussed more fully in Note 2, “Goodwill and Intangible Assets,” and discrete tax items, including the reversal of a portion of Con-way’s accrued liability for uncertain tax positions and the establishment of a valuation allowance related to an operating-loss carryforward. The effective tax rate in 2008 also reflects less material discrete tax adjustments. Excluding the effect of various tax adjustments described above, the effective tax rates in 2009 were lower compared to 2008 due primarily to lower income before income taxes, which increases the percentage effect of tax credits and other permanent items.

Other accounts receivable in the consolidated balance sheets include income tax receivables of $6.5 million and $24.0 million at September 30, 2009 and December 31, 2008, respectively.

11. Commitments and Contingencies

Purchase Commitments

At September 30, 2009, Con-way had entered into a purchase commitment to acquire $17.3 million of revenue equipment for delivery in 2009.

CFC

The cessation by Consolidated Freightways Corporation (“CFC”) of its U.S. operations in connection with the filing of bankruptcy in 2002 was deemed to have resulted in CFC's “complete withdrawal” (within the meaning of applicable federal law) from certain multiemployer plans to which CFC was a party at the time Con-way completed the 100% spin-off of CFC to Con-way’s shareholders in December 1996. These plans subsequently assessed claims for such “withdrawal liabilities” against CFC, demanding that CFC pay them for the approximately $400 million that they determined to be CFC’s share of unfunded vested benefits obligations under those plans.

In 2008, Con-way was approached by the Central States, Southeast and Southwest Areas Pension Fund and the New York States Teamsters Conference Pension and Retirement Fund, seeking to impose withdrawal liability against Con-way for CFC’s unpaid pension liabilities. Both matters have been settled as previously disclosed in Note 14, “Commitments and Contingencies,” of Item 8, “Financial Statements and Supplementary Data,” in Con-way’s 2008 Annual Report on Form 10-K.

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

EWA

In February 2002, a lawsuit was filed against EWA in the District Court for the Southern District of Ohio, alleging violations of the Worker Adjustment and Retraining Notification Act (the “WARN Act”) in connection with employee layoffs and ultimate terminations due to the August 2001 grounding of EWA’s airline operations and the shutdown of the airline operations in December 2001. The court subsequently certified the lawsuit as a class action on behalf of affected employees laid off between August 11 and August 15, 2001. The WARN Act generally requires employers to give 60-days notice, or 60-days pay and benefits in lieu of notice, of any shutdown of operations or mass layoff at a site of employment. The estimated range for potential loss on this matter is zero to approximately $9 million, plus accrued interest. The lawsuit was tried in early January 2009, and on September 28, 2009, the court issued its decision in favor of EWA. Plaintiffs have appealed the judgment.

MWF

In 2004, Con-way and Menlo Worldwide, LLC sold to United Parcel Service, Inc. (“UPS”) all of the issued and outstanding capital stock of Menlo Worldwide Forwarding, Inc. and its subsidiaries and Menlo Worldwide Expedite!, Inc. Con-way agreed to indemnify UPS against certain losses that UPS may incur after the closing of the sale with certain limitations. Any losses related to these indemnification obligations will be recognized in future periods as an additional loss from disposal when and if incurred.

Other

Menlo Worldwide, LLC (“MW”) has asserted claims against the sellers of Chic Holdings alleging inaccurate books and records, misstatement of revenue, and other similar matters related to the pre-sale financial performance of the Chic businesses and is pursuing all legal and equitable remedies available to MW. There currently exists a $9 million hold-back in escrow against which MW may apply any award for breach of warranty under the Share Purchase Agreement. The ultimate outcome of this matter is uncertain and any resulting award will not be recognized until received.

Con-way is a defendant in various other lawsuits incidental to its businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material effect on Con-way’s financial condition, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•
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

•	Truckload. The Truckload segment consists of the operating results of the Con-way Truckload business unit, which provides asset-based full-truckload freight services throughout North America.

•
Other. The Other reporting segment consists of the operating results of Road Systems, a trailer manufacturer, and certain corporate activities for which the related income or expense has not been allocated to other reporting segments.

The results of Con-way’s primary business units generally depend on the number, weight and distance of shipments transported, the prices received on those shipments or services and the mix of services provided to customers, as well as the fixed and variable costs incurred by Con-way in providing the services and the ability to manage those costs under changing circumstances. Con-way’s primary business units are affected by the timing and degree of fluctuations in fuel prices and their ability to recover incremental fuel costs through fuel-surcharge programs and/or cost-recovery mechanisms, as more fully discussed in Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Fuel.”

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

Results of Operations

The overview below provides a high-level summary of Con-way’s results for the periods presented and is intended to provide context for the remainder of the discussion on reporting segments. Refer to “Reporting Segment Review” below for more complete and detailed discussion and analysis.

Continuing Operations

(Dollars in thousands except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues	$1,133,441	$1,370,169	$3,152,706	$3,911,435
Costs and expenses
Loss from impairment of goodwill	--	--	134,813	--
Other operating expenses	1,092,307	1,291,252	3,061,105	3,683,650
	1,092,307	1,291,252	3,195,918	3,683,650
Operating income (loss)	41,134	78,917	(43,212)	227,785
Other expense	16,110	15,169	48,204	43,247
Income (loss) before income tax
provision	25,024	63,748	(91,416)	184,538
Income tax provision	11,532	23,264	14,402	71,136
Net income (loss)	13,492	40,484	(105,818)	113,402
Preferred stock dividends	--	1,655	3,189	5,028
Net income (loss) from continuing operations
applicable to common shareholders	$13,492	$38,829	$(109,007)	$108,374

Diluted earnings (loss) per share	$0.27	$0.81	$(2.32)	$2.26
Effective tax rate	46.1%	36.5%	(15.8%)	38.5%

Overview

Con-way’s consolidated revenue for the third quarter of 2009 decreased 17.3% from the third quarter of 2008 and, in the first nine months of 2009, decreased 19.4% from the same prior-year period, reflecting competitive industry pricing and difficult economic conditions.

Con-way’s third-quarter consolidated operating income decreased 47.9% to $41.1 million in 2009 from $78.9 million in 2008. In the year-to-date periods, Con-way’s operating results consisted of an operating loss of $43.2 million in 2009 and operating income of $227.8 million in 2008, primarily reflecting Truckload’s $134.8 million first-quarter goodwill-impairment charge in 2009. Excluding the impairment loss more fully discussed in Note 2, “Goodwill and Intangible Assets,” of Item 1, “Financial Statements,” consolidated third-quarter and year-to-date operating income in 2009 declined due primarily to the net effect of lower operating income at the Freight and Truckload segments partially offset by higher operating income at the Logistics segment. For the comparative periods presented, the effects of adverse industry and economic conditions were partially mitigated by cost-reduction measures.

In the third quarter and first nine months of 2009, non-operating expense increased $0.9 million and $5.0 million, respectively, due primarily to lower investment income and higher interest expense. Non-operating expense also reflects variations in foreign exchange transactions, which improved comparative operating results by $0.6 million in the third quarter, but lowered comparative operating results by $1.8 million in the year-to-date period.

Con-way’s third-quarter and year-to-date effective tax rates in 2009 were 46.1% and -15.8%, respectively. In the third quarter and first nine months of 2008, the effective tax rates were 36.5% and 38.5%, respectively. Excluding the effect of various tax adjustments, Con-way’s third-quarter and year-to-date effective tax rates in 2009 were 37.0% and 37.4%, respectively, and in 2008 were 39.6% and 39.4%, respectively. The effective tax rate in 2009 primarily reflects the non-deductible goodwill impairment charge in the first quarter, and discrete tax items, including the reversal of a portion of Con-way’s accrued liability for uncertain tax positions and the establishment of a valuation allowance related to an operating-loss carryforward. The effective tax rate in 2008 also reflects less material discrete tax adjustments. Excluding the effect of various tax adjustments described above, the effective tax rates in 2009 are lower compared to 2008 due primarily to lower income before income taxes, which increases the percentage effect of tax credits and other permanent items.

In response to economic conditions, in March 2009 Con-way announced several measures to reduce costs and conserve cash. These measures substantially consist of the suspension or curtailment of employee benefits and a reduction in certain employees’ salaries and wages, as detailed in Note 7, “Employee Benefit Plans,” of Item 1, “Financial Statements.”  The measures were projected to save between $100 million to $130 million during 2009. Since April 1, 2009, approximately $40 million of estimated quarterly savings have been realized. The cost-reduction measures announced in March 2009 are in addition to the actions Con-way took in the fourth quarter of 2008, which included workforce reductions, network re-engineering, suspension of merit-based pay increases, reduction in capital expenditures and other spending cuts.

Savings associated with the cost-reduction measures are expected to be lower in periods beyond 2009, reflecting the reinstatement of certain of the suspended benefits and the reversal of salary and wage reductions. Effective January 3, 2010, Con-way plans to reverse one-half of the salary and wage reductions that were implemented for corporate and shared-service employees and those at the Con-way Freight and Road Systems business units. Additionally, one-half of the reductions implemented for Con-way Inc. Executive Vice President and Chief Financial Officer Stephen L Bruffett and Con-way Freight President John G. Labrie will be reversed effective January 3, 2010. The reversal of the remaining one-half of the salary and wage reductions is contingent upon the achievement of specified financial metrics. Con-way Freight and Menlo Worldwide Logistics currently plan to reinstate their compensated-absences benefits effective in April 2010. The reinstatement of Con-way’s basic and transition contributions to the defined contribution plan to their prior levels is contingent upon the achievement of specified financial metrics.

Reporting Segment Review

Freight

The following table compares operating results, operating margins, and the percentage change in selected operating statistics of the Freight reporting segment:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Summary of Segment Operating Results

Revenues	$692,750	$808,326	$1,890,434	$2,375,654
Operating Income	22,816	61,107	48,423	174,559
Operating Margin	3.3%	7.6%	2.6%	7.3%

	2009 vs. 2008		2009 vs. 2008
Selected Operating Statistics
Revenue per day	-15.2%		-20.3%
Weight per day	+5.1%		-4.5%
Revenue per hundredweight (“yield”)	-19.4%		-16.6%
Shipments per day (“volume”)	+4.5%		-4.4%
Weight per shipment	+0.7%		-0.1%

Freight’s revenue in the third quarter of 2009 decreased 14.3% from the third quarter of 2008. Revenue per day decreased 15.2% in the third quarter due to a 19.4% decrease in yield, partially offset by a 5.1% increase in weight per day. The 5.1% increase in weight per day reflects a 4.5% increase in shipments per day and a 0.7% increase in weight per shipment. In the first nine months of 2009, Freight’s revenue declined 20.4% from the prior-year period due to lower revenue per day and a 1.5-day decline in the number of working days. In the first nine months of 2009, revenue per day decreased 20.3% due to a 16.6% decrease in yield and a 4.5% decline in weight per day. The 4.5% decline in weight per day reflects a 4.4% decrease in shipments per day and a 0.1% decline in weight per shipment.

In the third quarter and first nine months of 2009, the decline in yield was due primarily to decreases in fuel surcharges and base freight rates. Freight volumes and yield reflect a competitive pricing environment that is primarily the result of excess capacity in the less-than-truckload market and adverse economic conditions. The sequential monthly increases in weight per day experienced in the first six months of 2009 continued in the third quarter. Higher weight per day in the third quarter of 2009 reflects efforts to improve asset utilization and increase market share by utilizing competitive pricing and Freight’s relative position in the less-than-truckload market in terms of service reliability, transit times and scope of operations.

Yields were also adversely affected by declines in fuel prices, which contributed to lower fuel-surcharge revenue. Excluding fuel surcharges, yields in the third quarter and first nine months of 2009 decreased 10.5% and 7.5%, respectively. In the third quarter, Freight’s fuel-surcharge revenue decreased to 11.3% of revenue in 2009 from 20.6% in 2008, and in the first nine months, decreased to 10.0% of revenue in 2009 from 19.4% in 2008. Due to the market conditions noted above, the declines in fuel-surcharge revenue have not been offset by equivalent increases in base freight-rate revenue. Since its fuel-surcharge program has historically enabled Freight to more than recover increases in fuel costs and fuel-related increases in purchased transportation, these declines in fuel-surcharge revenue have had an adverse effect on operating results.

Freight’s operating income in the third quarter of 2009 decreased 62.7% over the same period of 2008 and, in the first nine months of 2009, decreased 72.3% from the same prior-year period. The decline in operating income resulted from revenue that declined at a faster rate than operating expenses, due in part to the high level of fixed costs in Freight’s network, which is designed to provide geographic coverage and consistent on-time performance. However, 2009 results benefited from cost-reduction measures implemented in April. Since April 1, 2009, approximately $37 million of estimated quarterly savings related to salaries, wages and other employee benefits have been realized. The cost-reduction measures are more fully discussed above in “– Overview.”

In the third quarter and first nine months of 2009, expenses for salaries, wages and other employee benefits decreased 9.6% and 13.3%, from the same periods in 2008. Base compensation in the third quarter and first nine months of 2009 decreased 1.2% and 7.1%, respectively, due to lower average employee counts and the cost-reduction measures. In the third quarter of 2009, incentive compensation expense decreased $6.7 million and, in the first nine months of 2009, decreased $17.6 million due to no incentive compensation being earned during 2009. Employee benefits expense decreased 23.0% and 22.1% in the third quarter and first nine months of 2009, respectively, due to lower expense for compensated absences, employer contributions to the defined contribution plan and workers’ compensation claims, partially offset by increased pension expense for defined benefit pension plan. In 2009, lower expense for compensated absences and employer contributions to the defined contribution plan reflect Con-way’s cost-reduction measures. In the first nine months of 2008, higher expenses for compensated absences were also due in part to a non-recurring adjustment for a benefit plan change associated with a restructuring initiative. Expenses for salaries, wages and other employee benefits were adversely affected in 2009 due to lower productivity associated with new employees. Although average employee counts declined in 2009, accelerating shipment volumes during 2009 resulted in additional hiring throughout the year.

Expenses for fuel and fuel-related taxes decreased 39.6% in the third quarter of 2009 due primarily to the decline in the cost of diesel fuel, partially offset by an increase in miles driven. In the first nine months of 2009, expenses for fuel and fuel-related taxes decreased 46.5% due primarily to declines in the cost of diesel fuel and miles driven. Expense for purchased transportation increased 5.5 % in the third quarter of 2009 and decreased 5.6% in the first nine months of 2009. Purchased transportation expense benefited from fuel-related rate decreases and lower negotiated base rates, but was adversely affected by an increase in freight transported by third-party providers.

Other operating expenses decreased 8.2% and 11.8% in the third quarter and first nine months of 2009, respectively, reflecting decreased administrative corporate allocations and decreases in cargo-loss and damage expense. Lower corporate allocations in 2009 were due in part to cost-reduction measures. Depreciation and amortization expense declined 8.5% and 8.0% in the third quarter and first nine months of 2009, respectively, due primarily to a change in the estimated useful life for most of Freight’s tractor fleet.

Comparative operating results in the periods presented were affected by costs incurred for Freight’s re-branding initiative and restructuring activities. Under the re-branding initiative, which was completed in the second quarter of 2008, Freight incurred $4.9 million of costs in the first nine months of 2008. In connection with its restructuring activities, Freight recognized $0.5 million of net adjustments that reduced expense in the first nine months of 2009, compared to $5.2 million of first-quarter charges in the first nine months of 2008. For additional information concerning Freight’s restructuring activities see Note 3, “Restructuring Activities,” of Item 1, “Financial Statements.”

In 2009, Freight’s third-quarter and year-to-date results were adversely affected by a change in the accounting estimate for revenue adjustments, as more fully discussed in Note 1, “Principal Accounting Policies,” of Item 1, “Financial Statements.”  The change in accounting estimate lowered Freight’s revenue and operating income by $5.4 million in the third quarter and first nine months of 2009.

Logistics

The table below compares operating results and operating margins of the Logistics reporting segment. The table summarizes the segment’s revenue as well as net revenue (revenue less purchased transportation expense). Carrier-management revenue is attributable to contracts for which Menlo Worldwide Logistics manages the transportation of freight but subcontracts to third parties the actual movement and delivery of products, which Menlo Worldwide Logistics refers to as purchased transportation. Menlo Worldwide Logistics’ management places emphasis on net revenue as a meaningful measure of the relative importance of its principal services since revenue earned on most carrier-management services includes the third-party carriers’ charges to Menlo Worldwide Logistics for transporting the shipments.

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Summary of Segment Operating Results

Revenue	$344,361	$419,896	$987,793	$1,138,494
Purchased transportation	(215,048)	(291,964)	(606,544)	(757,923)
Net revenue	129,313	127,932	381,249	380,571

Operating income	9,532	3,678	22,305	14,895
Operating margin on revenue	2.8%	0.9%	2.3%	1.3%
Operating margin on net revenue	7.4%	2.9%	5.9%	3.9%

Logistics’ revenue in the third quarter and first nine months of 2009 decreased 18.0% and 13.2%, respectively, due to decreases in carrier-management services that were partially offset by increases in warehouse-management services. In 2009, revenue from carrier-management services in the third quarter and first nine months decreased 24.4% and 17.9%, respectively, while revenue from warehouse-management services increased 3.5% and 0.3%, respectively. Lower revenue from carrier-management services was due primarily to lower fuel-surcharge revenue due to lower fuel prices and changes to certain carrier and customer contracts, which resulted in revenue being recorded on a net basis under generally accepted accounting principles. Lower revenue was partially offset by revenue from new customers, including the Defense Transportation Coordination Initiative (“DTCI”), which contributed revenue of $59.9 million and $143.6 million in the third quarter and first nine months of 2009, respectively, and $21.1 million and $26.0 million in the third quarter and first nine months of 2008, respectively.

Logistics’ net revenue in the third quarter and first nine months of 2009 increased 1.1% and 0.2%, respectively, when compared to the prior-year periods. Higher net revenue was due to an increase in revenue derived from warehouse-management services. Purchased transportation expense declined 26.3% and 20.0% in the third quarter and first nine months of 2009, respectively, due primarily to lower carrier-management volumes and fuel-related rate decreases. Lower purchased transportation expense also reflects the changes to certain carrier and customer contracts discussed above.

Logistics’ operating income in the third quarter and first nine months of 2009 increased 159.2% and 49.7%, respectively, reflecting improved margins on both warehouse-management and carrier-management services. Improved margins on warehouse-management services were due primarily to lower purchased labor expense, which decreased 15.8% and 16.4%, respectively, due primarily to efficiency initiatives at Logistics-managed warehouses. Improved margins on carrier-management services were due largely to the recognition of revenue under gain-sharing arrangements. Under gain-sharing arrangements, revenue is recognized upon the achievement of contractually specified performance measures typically without an associated increase in operating expenses. Margins on carrier-management services were adversely affected by the DTCI contract, which did not have a significant effect on Logistics’ operating income during the periods presented. Additionally, comparative operating results in 2009 benefited from cost-reduction measures, discussed more fully above under “– Overview.”

Salaries, wages and other employee benefits increased 8.0% and 2.8% in the third quarter and first nine months of 2009, reflecting increases in incentive compensation and higher costs for employee benefits, partially offset by lower expenses for other employee-related costs. In the third quarter, incentive compensation increased $4.8 million and, in the first nine months of 2009, increased $6.3 million based on variations in performance measures relative to incentive-plan targets. Employee benefits expense increased 2.9% and 7.4% in the third quarter and first nine months of 2009, respectively, due primarily to increased expenses related to Con-way’s defined benefit pension plan and share-based compensation awards. Since April 1, 2009, Logistics has realized estimated quarterly savings of approximately $1.5 million for cost-reduction measures related to the defined contribution plan and compensated absences. Other employee-related costs decreased 34.6% and 34.7% in the third quarter and first nine months of 2009, respectively, due primarily to lower travel costs.

Expenses for rents and leases increased 5.5% and 14.2% in the third quarter and first nine months of 2009, respectively, due primarily to the addition of new warehouse-management services customers and a transaction in which two of Logistics’ warehouses were sold and leased back in June 2008.

In the third quarter and first nine months of 2009, other operating expenses declined 11.7% and 5.1%, respectively. Lower other operating expenses were due primarily to lower administrative corporate allocations and a decrease in cargo-loss claims expense. Lower corporate allocations in 2009 were due in part to cost-reduction measures. In the first nine months of 2008, cargo-loss claims expense included adverse customer-specific issues. In the first nine months of 2009, lower other operating expenses were partially offset by an increase in expenses for outside services relating primarily to legal matters and the DTCI contract.

Truckload

The table below compares operating results, operating margins and the percentage change in selected operating statistics of the Truckload reporting segment. The table summarizes the segment’s revenue as well as freight revenue, which represents revenue excluding fuel surcharges, inter-segment eliminations, and other non-freight revenue. Truckload’s management places emphasis on freight revenue as a meaningful measure to evaluate results from the core truckload freight operation. The table also includes operating income and operating margin excluding the loss from impairment of goodwill. Truckload’s management believes these measures are relevant to evaluate its on-going operations.

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Summary of Segment Operating Results

Freight revenue	$122,801	$129,934	$369,651	$374,481
Fuel-surcharge revenue	17,986	50,664	43,672	131,709
Other revenue	5,464	3,064	11,009	10,147
Revenue before inter-segment eliminations	146,251	183,662	424,332	516,337
Inter-segment eliminations	(50,570)	(42,730)	(152,842)	(122,073)
Revenue from external customers	95,681	140,932	271,490	394,264

Operating income (loss)	10,620	15,195	(115,179)	37,907
Loss from impairment of goodwill	--	--	134,813	--
Operating income excluding impairment	10,620	15,195	19,634	37,907
Operating margin excluding impairment	11.1%	10.8%	7.2%	9.6%

	2009 vs. 2008		2009 vs. 2008
Change in Selected Operating Statistics
Total Miles	-3.8%		+0.6%
Freight Revenue per Total Mile	-1.7%		-1.9%

Truckload’s revenue from external customers in the third quarter of 2009 decreased 32.1% from the same period of 2008, reflecting a 20.4% decline in revenue before inter-segment eliminations and an 18.3% increase in inter-segment eliminations. The 20.4% third-quarter decline in revenue before inter-segment eliminations was due primarily to a 64.5% decline in fuel-surcharge revenue and a 5.5% decline in freight revenue. The 5.5% decline in freight revenue reflects a 3.8% decline in total miles and a 1.7% decline in revenue per mile.

In the first nine months of 2009, Truckload’s revenue from external customers decreased 31.1% from the same prior-year period, reflecting a 17.8% decline in revenue before inter-segment eliminations and a 25.2% increase in inter-segment eliminations. The 17.8% decline in revenue before inter-segment eliminations was due primarily to a 66.8% decline in fuel-surcharge revenue and a 1.3% decline in freight revenue. The 1.3% decline in freight revenue reflects a 0.6% increase in total miles and a 1.9 % decline in revenue per mile.

Lower fuel-surcharge revenue was due primarily to lower fuel prices in 2009 compared to 2008. The declines in revenue per mile were the result of difficult industry and economic conditions characterized by decreased demand for truckload services and excess capacity in the truckload market. The decline in miles in the third quarter of 2009 reflects a reduction in fleet capacity.

Truckload’s operating loss of $115.2 million in the first nine months of 2009 was due to a $134.8 million charge for goodwill impairment. The impairment charge assumed lower projected revenue and operating income and a discount rate that reflected economic and market conditions, and is more fully discussed in Note 2, “Goodwill and Intangible Assets,” of Item 1, “Financial Statements.” Excluding the impairment charge, Truckload’s operating income in the third quarter and first nine months of 2009 declined 30.1% and 48.2%, respectively, from the same prior-year periods due primarily to declines in revenue.

In the third quarter of 2009, expenses for salaries, wages and other employee benefits decreased 6.6% from the prior-year period, due primarily to a 4.5% decrease in base compensation and a 51.6% decrease in other employee costs. Lower base compensation in the third quarter of 2009 was due primarily to a decline in driver miles, while the decline in other employee costs reflects lower costs for driver recruitment due to a reduction in fleet capacity and an improved driver retention rate.

In the first nine months of 2009, expenses for salaries, wages and other employee benefits increased 0.8%, reflecting a 1.5% increase in base compensation and a 12.5% increase in employee benefits expense, partially offset by a 36.0% decline in other employee costs and a 20.2% decline in incentive compensation. Higher base compensation was due primarily to increased driver miles and increased mileage rates, which reflect an increase in driver tenure. Increased employee benefits expense was due primarily to higher costs for workers’ compensation claims, partially offset by lower costs for employee medical care. The decline in other employee costs reflects lower costs for driver recruitment.

In the third quarter and first nine months of 2009, other operating expenses increased 6.5% and 19.0% due primarily to losses on the disposition of equipment, higher administrative corporate allocations and adjustments to a tax-related receivable, partially offset by declines in vehicular insurance expense. Losses on the disposition of equipment include a $2.5 million second-quarter loss on 195 tractors and a $2.3 million third-quarter loss on 150 tractors. Higher corporate allocations were due in part to increased services provided by Con-way’s shared-service center.

Maintenance expenses increased 13.8% and 17.3% in the third quarter and first nine months of 2009, respectively, due primarily to an increase in the average age of the tractor fleet, which resulted in additional maintenance expense as fewer repairs were covered by warranty agreements.

Expenses for fuel and fuel-related taxes declined 44.3% and 45.2% in the third quarter and first nine months of 2009, respectively, due primarily to lower fuel prices in 2009 compared to 2008. Purchased transportation decreased 18.2% and 26.3% in the third quarter and first nine months of 2009, respectively, due to lower utilization of contract drivers and fuel-related rate declines.

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

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues
Road Systems	$649	$1,015	$2,989	$3,023

Operating Income (Loss)
Road Systems	$(371)	$(97)	$(1,232)	$732
Con-way re-insurance activities	(1,374)	376	2,641	2,347
Con-way corporate properties	(85)	(183)	(411)	(490)
Variable-executive compensation	--	(964)	--	(2,105)
Other	(4)	(195)	241	(60)
	$(1,834)	$(1,063)	$1,239	$424

Discontinued Operations

Net income applicable to common shareholders includes the results of discontinued operations, which, in the periods presented, related to the shut-down of EWA, as more fully discussed in Note 4, “Discontinued Operations,” of Item 1, “Financial Statements.”

Liquidity and Capital Resources

Cash and cash equivalents increased to $417.1 million at September 30, 2009 from $278.3 million at December 31, 2008, as $229.7 million provided by operating activities exceeded $57.8 million used in investing activities and $32.9 million used in financing activities. Cash provided by operating activities came primarily from net income before non-cash items while cash used in investing and financing activities primarily reflects capital expenditures and the repayment of debt, respectively.

(Dollars in thousands)	Nine Months Ended September 30,
	2009	2008
Operating Activities
Net income (loss)	$(105,818)	$115,011
Non-cash adjustments
Loss from impairment of goodwill	134,813	--
Other non-cash adjustments (1)	194,154	208,697
Net income before non-cash items	223,149	323,708

Changes in assets and liabilities	6,547	(99,878)

Net Cash Provided by Operating Activities	229,696	223,830

Net Cash Used in Investing Activities	(57,780)	(135,978)

Net Cash Used in Financing Activities	(32,921)	(37,243)

Net Cash Provided by Continuing Operations	138,995	50,609
Net Cash Used in Discontinued Operations	(103)	(1,204)
Increase in Cash and Cash Equivalents	$138,892	$49,405

(1) “ Other non-cash adjustments” refer to depreciation, amortization, deferred income taxes, provision for uncollectible accounts, and other non-cash income and expenses.

Operating Activities

Cash flow from operating activities in the first nine months of 2009 was $229.7 million, a $5.9 million increase from the first nine months of 2008, as a decrease in net income before non-cash items was more than offset by the change in cash provided from changes in assets and liabilities. In the first nine months of 2009, the decrease in net income before non-cash items reflects an $86.0 million decrease in net income after excluding a $134.8 million non-cash loss from the impairment of goodwill. In the first nine months of 2009, changes in receivables, accrued income taxes, employee benefits and self-insurance accruals increased operating cash flow when compared to the same prior-year period, while changes in accrued liabilities (excluding employee benefits and incentive compensation) decreased operating cash flow.

In the first nine months of 2009, receivables used $28.0 million due primarily to increased trade accounts receivable at the Freight segment partially offset by decreased trade accounts receivable at the Logistics segment. In the first nine months of 2008, receivables used $133.3 million due primarily to increased trade accounts receivable at the Freight and Logistics segments.

Accrued income taxes provided $17.4 million in the first nine months of 2009, compared to $15.1 million used in the same prior-year period, reflecting a $15.0 million refund of federal income taxes received in the first quarter of 2009, a lower-level of payments and variations in Con-way’s current income tax provision.

Employee benefits used $7.8 million in the first nine months of 2009 compared to $20.2 million used in the first nine months of 2008. The variation in cash used by employee benefits reflects the recognition of net periodic benefit expense for qualified pension plans in the first nine months of 2009, compared to net periodic benefit income earned in the same prior-year period. The decrease in cash used in 2009 was partially offset by Con-way’s $17.3 million funding contribution to the qualified pension plans.

In the first nine months of 2009, accrued liabilities used $6.9 million compared to $55.5 million provided in the same prior-year period, due primarily to changes in accrued interest on the 7.25% Senior Notes issued in December 2007 and changes in the liability for compensated absences. In the first nine months of 2009, the liability for compensated absences decreased as a result of the reductions in compensated-absences benefits and salary and wage reductions in connection with cost-reduction measures. In the first nine months of 2008, the liability for compensated absences increased due to adjustments resulting from a benefit plan change intended to align the benefits as part of a restructuring initiative at the Freight segment.

Investing Activities

Cash used in investing activities decreased to $57.8 million in the first nine months of 2009, compared to $136.0 million used in the first nine months of 2008 due primarily to a decrease in capital expenditures, partially offset by purchases of marketable securities. Capital expenditures in the first nine months of 2009 decreased $150.4 million from the prior-year period due primarily to a lower 2009 capital-expenditure plan in connection with Con-way’s cash-conservation efforts. The first nine months of 2008 included $40.4 million of proceeds received from a transaction in which two of Logistics’ warehouses were sold and leased back.

Financing Activities

Financing activities used cash of $32.9 million in the first nine months of 2009, compared to $37.2 million used in the same period of 2008. Significant financing activities in the periods presented primarily include repayment of debt obligations, dividend payments and proceeds from the exercise of options.

Con-way has a $400 million revolving credit facility that matures on September 30, 2011. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to $400 million. At September 30, 2009, no borrowings were outstanding under Con-way’s revolving credit facility; however, $201.8 million of letters of credit were outstanding, with $198.2 million of available capacity for additional letters of credit or cash borrowings. The revolving facility is guaranteed by certain of Con-way’s material domestic subsidiaries and contains two financial covenants: (i) a leverage ratio and (ii) a fixed-charge coverage ratio. At September 30, 2009, Con-way was in compliance with the revolving credit facility’s financial covenants and expects to remain in compliance through December 31, 2009 and thereafter.

Con-way had other uncommitted unsecured credit facilities totaling $45.0 million at September 30, 2009, which are available to support borrowings, letters of credit, bank guarantees, and overdraft facilities. A total of $34.8 million was outstanding under these facilities at September 30, 2009, leaving $10.2 million of available capacity.

As detailed in Note 7, “Employee Benefit Plans,” of Item 1, “Financial Statements,” Con-way used repurchased common stock to fund $18.7 million in contributions to the defined contribution retirement plan and $3.2 million of preferred dividends.

At September 30, 2009, Con-way’s $200 million 8 7/8% Notes due in May 2010 were classified as current liabilities in the consolidated balance sheets. Consistent with Con-way’s objective to reduce its total debt balance, Con-way will retire these notes upon maturity with internally generated cash.

See “– Forward-Looking Statements” below and Item 1A, “Risk Factors,” and Note 8, “Debt and Other Financing Arrangements,” of Item 8, “Financial Statements and Supplementary Data,” in Con-way’s 2008 Annual Report on Form 10-K for additional information concerning Con-way’s $400 million credit facility and its other debt instruments.

Contractual Cash Obligations

Con-way’s contractual cash obligations as of December 31, 2008 are summarized in Item 7, “Management’s Discussion and Analysis – Liquidity and Capital Resources – Contractual Cash Obligations,” of Con-way’s 2008 Annual Report on Form 10-K. In the first nine months of 2009, there have been no material changes in Con-way’s contractual obligations outside the ordinary course of business, except for entry into a purchase commitment, as more fully discussed in Note 11, “Commitments and Contingencies,” of Item 1, “Financial Statements.”

Other

In 2009, Con-way estimates capital and software expenditures between $40 million and $45 million, net of asset dispositions, primarily for the acquisition of tractor and trailer equipment. The decline from previously disclosed estimates is the result of a planned capital lease transaction totaling $50 million for the acquisition of 540 tractor units consisting of approximately 390 units for Freight and 150 units for Truckload to replace existing equipment in the fourth quarter of 2009.

Con-way’s capital requirements relate primarily to the acquisition of revenue equipment to support growth and/or replacement of older equipment with newer equipment. In funding these capital expenditures and meeting working-capital requirements, Con-way utilizes various sources of liquidity and capital, including cash and cash equivalents, cash flow from operations, credit facilities and access to capital markets. Con-way may also manage its liquidity requirements and cash-flow generation by varying the timing and amount of capital expenditures and by implementing cost-reduction actions. In April 2009, Con-way implemented several measures to reduce costs and conserve cash. These measures are detailed in Note 7, “Employee Benefit Plans,” of Item 1, “Financial Statements.”

At September 30, 2009, Con-way’s senior unsecured debt was rated as investment grade by Standard and Poor’s (BBB-), Fitch Ratings (BBB-), and Moody’s (Baa3), with each agency assigning an outlook of “negative.”

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

There have been no significant changes to the critical accounting policies and estimates disclosed in Con-way’s 2008 Annual Report on Form 10-K, excepted as noted below.

Defined Benefit Pension Plans

Effective April 30, 2009, Con-way amended its primary defined benefit pension plan to permanently curtail benefits associated with future increases in employee compensation. Prior to the amendment, future retirement benefits considered participants’ eligible compensation increases through 2016. In connection with the curtailment, Con-way re-measured its plan-related assets and liabilities as of April 30, 2009. Accordingly, as of the re-measurement date, Con-way recorded a $299.9 million decrease to employee benefits, a $116.9 million decrease in long-term deferred tax assets, and a $182.9 million net of tax increase to shareholders' equity (to reflect a reduction in the accumulated other comprehensive loss). The decline in Con-way’s accrued pension liability was due primarily to an increase in the discount rate used to measure the present value of the pension obligation. The discount rate used at April 30, 2009 was 7.85% compared to a discount rate of 6.10% at December 31, 2008.

Con-way estimates that its defined benefit pension plans will result in annual expense of $28 million in 2009.

New Accounting Standards

Refer to Note 1, “Principal Accounting Policies,” of Item 1, “Financial Statements,” for a discussion of recently issued accounting standards for which the required adoption dates are in future periods.

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

Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of those terms or other variations of those terms or comparable terminology or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data and methods that may be incorrect or imprecise and there can be no assurance that they will be realized. In that regard, certain important factors, among others and in addition to the matters discussed elsewhere in this document and other reports and documents filed by Con-way with the Securities and Exchange Commission, could cause actual results and other matters to differ materially from those discussed in such forward-looking statements. A detailed description of certain of these risk factors is included in Item 1A, “Risk Factors,” of Con-way’s 2008 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Con-way is exposed to a variety of market risks, including the effects of interest rates, fuel prices and foreign-currency exchange rates.

Con-way enters into derivative financial instruments only in circumstances that warrant the hedge of an underlying asset, liability or future cash flow against exposure to some form of interest rate, commodity or currency-related risk. Additionally, the designated hedges should have high correlation to the underlying exposure such that fluctuations in the value of the derivatives offset reciprocal changes in the underlying exposure. Con-way held no material derivative financial instruments at September 30, 2009.

Interest Rates

Con-way is subject to the effect of interest-rate fluctuations on the fair value of its long-term debt and on the amount of interest income earned on cash-equivalent investments and marketable securities, as more fully discussed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of Con-way’s 2008 Annual Report on Form 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)    Disclosure Controls and Procedures

Con-way's management, with the participation of Con-way's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Con-way's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, Con-way's Chief Executive Officer and Chief Financial Officer have concluded that Con-way’s disclosure controls and procedures are effective as of the end of such period.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Certain legal proceedings of Con-way are discussed in Note 11, “Commitments and Contingencies,” of Item 1, “Financial Statements.”

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors previously disclosed in Part 1 Item 1A, “Risk Factors,” of Con-way’s 2008 Annual Report on Form 10-K, except as noted below.

Employee Benefit Costs

Con-way amended its primary defined benefit pension plan in April 2009 to permanently curtail benefits associated with future increases in employee compensation. The resulting plan change is generally expected to decrease the future financial-statement effect associated with the defined benefit pension plans. Despite the changes to the primary defined benefit pension plan, Con-way remains subject to volatility associated with interest rates, returns on plan assets, and funding requirements. As a result, Con-way is unable to predict the effect of continuing to provide retirement benefits to employees.

ITEM 6. EXHIBITS

Exhibit No.

(3)	Articles of incorporation and by-laws:

	3.2	Con-way Inc. By-Laws, as amended September 20, 2009. *

(31)	Certification of Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed with the Securities and Exchange Commission and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Con-way Inc.
(Registrant)

November 5, 2009	/s/ Stephen L. Bruffett
Stephen L. Bruffett
Executive Vice President and
Chief Financial Officer