Form 10-K
period 2009-12-31
Con-way Inc.
filed 2010-02-26
CIK 23675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No

Aggregate market value of the registrant’s common stock held by persons other than Directors, Officers and those shareholders holding more than 5% of the outstanding voting stock, based upon the closing price per share on June 30, 2009: $1,202,599,032

Number of shares of common stock outstanding as of January 31, 2010: 49,468,551

DOCUMENTS INCORPORATED BY REFERENCE
Part III

Proxy Statement for Con-way’s Annual Meeting of Shareholders to be held on May 18, 2010 (only those portions referenced specifically herein are incorporated in this Form 10-K).

Con-way Inc.

FORM 10-K
Year Ended December 31, 2009

Item		Page

PART I

1.	Business	3

1A.	Risk Factors	7

1B.	Unresolved Staff Comments	10

2.	Properties	10

3.	Legal Proceedings	11

4.	Submission of Matters to a Vote of Security Holders	11

	Executive Officers of the Registrant	11

PART II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	13

6.	Selected Financial Data	15

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

7A.	Quantitative and Qualitative Disclosures About Market Risk	40

8.	Financial Statements and Supplementary Data	42

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	83

9A.	Controls and Procedures	83

9B.	Other Information	83

PART III

10.	Directors, Executive Officers and Corporate Governance	83

11.	Executive Compensation	84

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	84

13.	Certain Relationships and Related Transactions, and Director Independence	84

14.	Principal Accountant Fees and Services	84

PART IV

15.	Exhibits and Financial Statement Schedules	84
EX-10.50
EX-10.53
EX-10.54
EX-10.60
EX-10.61
EX-10.62
EX-10.63
EX-10.64
EX-10.70
EX-10.71
EX-10.72
EX-10.73
EX-10.74
EX-10.75
EX-10.76
EX-12
EX-21
EX-23
EX-31
EX-32

Con-way Inc.
FORM 10-K
Year Ended December 31, 2009

PART I

ITEM 1.	BUSINESS

Overview

Con-way Inc. was incorporated in Delaware in 1958. Con-way Inc. and its subsidiaries (“Con-way” or “the Company”) provide transportation, logistics and supply-chain management services for a wide range of manufacturing, industrial and retail customers. Con-way’s business units operate in regional and transcontinental less-than-truckload and full-truckload freight transportation, contract logistics and supply-chain management, multimodal freight brokerage and trailer manufacturing.

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

Regulatory Certifications

In 2009, Con-way filed the written affirmations and Chief Executive Officer certifications required by Section 303A.12 of the NYSE Listing Manual and Section 302 of the Sarbanes-Oxley Act.

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

LTL carriers transport shipments from multiple shippers utilizing a network of freight service centers combined with a fleet of linehaul and pickup-and-delivery tractors and trailers. Freight is picked up from customers and consolidated for shipment at the originating service center. The freight is then loaded into trailers and transferred to the destination service center providing service to the delivery area. From the destination service center, the freight is delivered to the customer. Typically, LTL shipments weigh between 100 and 15,000 pounds. In 2009, Con-way Freight’s average weight per shipment was 1,200 pounds.

Competition

The LTL trucking environment is highly competitive. Principal competitors of Con-way Freight include regional and national LTL companies, some of which are subsidiaries of global, integrated transportation service providers. Competition is based on freight rates, service, reliability, transit times and scope of operations.

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

Menlo Worldwide Logistics’ supply-chain management offerings are primarily related to transportation-management and contract-warehousing services. Transportation management refers to the management of asset-based carriers and third-party transportation providers for customers’ inbound and outbound supply-chain needs through the use of logistics management systems to consolidate, book and track shipments. Contract warehousing refers to the optimization and operation of warehouse operations for customers using technology and warehouse-management systems to reduce inventory carrying costs and supply-chain cycle times. For several customers, contract-warehousing operations include light assembly or kitting operations. Menlo Worldwide Logistics’ ability to link these systems with its customers’ internal enterprise resource-planning systems is intended to provide customers with improved visibility to their supply chains. Compensation from Menlo Worldwide Logistics’ customers takes different forms, including cost-plus, transactional, fixed-dollar, gain-sharing and consulting-fee arrangements.

Menlo Worldwide Logistics provides its services using a customer- or project-based approach when the supply-chain solution requires customer-specific transportation management, single-client warehouses, and/or single-customer technological solutions. However, Menlo Worldwide Logistics also utilizes a shared-resource, process-based approach that leverages a centralized transportation-management group, multi-client warehouses and technology to provide scalable solutions to multiple customers. Additionally, Menlo Worldwide Logistics segments its business based on customer type. These industry-focused groups leverage the capabilities of personnel, systems and solutions throughout the organization to give customers expertise in specific automotive, high-tech, government and consumer-products sectors.

Although Menlo Worldwide Logistics’ client base includes a growing number of customers, four customers collectively accounted for 43.4% of the revenue reported for the Logistics reporting segment in 2009. In 2009, Menlo Worldwide Logistics’ largest customer accounted for 4.8% of the consolidated revenue of Con-way.

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

Truckload

The Truckload segment consists of the operating results of the Con-way Truckload business unit. Con-way Truckload is a full-truckload motor carrier that utilizes a fleet of tractors and trailers to provide short- and long-haul, asset-based transportation services throughout North America. Con-way Truckload provides dry-van transportation services to manufacturing, industrial and retail customers while using single drivers as well as two-person driver teams over long-haul routes, with each trailer containing only one customer’s goods. This origin-to-destination freight movement limits intermediate handling and is not dependent on the same network of locations utilized by LTL carriers.

Con-way Truckload offers “through-trailer” service into and out of Mexico through all major gateways in Texas, Arizona and California. This service, which eliminates the need for shipment transfer and/or storage fees at the border, results in faster delivery, reduced transportation costs and better product protection and security for customers doing business internationally. This service typically involves equipment-interchange operations with various Mexican motor carriers. For a shipment with an origin or destination in Mexico, Con-way Truckload provides transportation for the domestic portion of the freight move, and the Mexican carrier provides the pick-up, linehaul and delivery services within Mexico.

In September 2009, Con-way Truckload introduced a new regional-truckload service offering, designed to complement its existing long-haul services. Under the new service offering, Con-way Truckload transports truckload shipments of less than 600 miles, including cartage service for truckload shipments of less than 100 miles.

Competition

The truckload market is fragmented with numerous carriers of varying sizes. Principal competitors of Con-way Truckload include other truckload carriers, logistics providers, railroads, private fleets, and to a lesser extent, LTL carriers. Competition is based on freight rates, service, reliability, transit times, and driver and equipment availability.

Vector

Vector SCM, LLC (“Vector”) was a joint venture formed with General Motors (“GM”) in 2000 for the primary purpose of providing logistics management services on a global basis for GM. Although Con-way owned a majority interest in Vector, Con-way’s portion of Vector’s operating results were reported as an equity-method investment based on GM’s ability to control certain operating decisions. In June 2006, GM exercised its right to purchase Con-way’s membership interest in Vector, as more fully discussed in Note 5, “Sale of Unconsolidated Joint Venture,” of Item 8, “Financial Statements and Supplementary Data.”

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

Discontinued Operations

Discontinued operations affecting the periods presented in Con-way’s consolidated financial information reported in Item 8, “Financial Statements and Supplementary Data,” relate to (1) the closure of Con-way Forwarding in 2006, (2) the sale of Menlo Worldwide Forwarding, Inc. and its subsidiaries and Menlo Worldwide Expedite!, Inc. (collectively “MWF”) in 2004, (3) the shut-down of Emery Worldwide Airlines, Inc. (“EWA”) in 2001 and the termination of its Priority Mail contract with the USPS in 2000, and (4) the spin-off of Consolidated Freightways Corporation (“CFC”) in 1996.

For more information, refer to Note 4, “Discontinued Operations,” and Note 14, “Commitments and Contingencies,” of Item 8, “Financial Statements and Supplementary Data.”

General

Employees

At December 31, 2009, Con-way had approximately 27,400 regular full-time employees. The approximate number of regular full-time employees by segment was as follows: Freight, 18,400; Logistics, 4,100; Truckload, 3,900; and Other, 1,000. The 1,000 employees included in the Other segment consist primarily of executive, technology, and administrative positions that support Con-way’s operating subsidiaries.

Con-way’s business units utilize other sources of labor that provide flexibility in responding to varying levels of economic activity and customer demand. In addition to regular full-time employees, Con-way Freight employs associate, supplemental or part-time employees, while Menlo Worldwide Logistics utilizes non-employee contract labor primarily related to its warehouse-management services.

Cyclicality and Seasonality

Con-way’s operations are affected, in large part, by conditions in the cyclical markets of its customers and in the U.S. and global economies, as more fully discussed in Item 1A, “Risk Factors.”

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

Hours of service (“HOS”) regulations establish the maximum number of hours that a commercial truck driver may work. In October 2009, the FMCSA agreed to reconsider, and potentially change, the current regulations governing HOS for commercial truck drivers. A new final rule must be issued by July 2011. Until that time, the current rule remains in effect.

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

From time to time, Con-way makes “forward-looking statements” in an effort to inform its shareholders and the public about its businesses. Forward-looking statements generally relate to future events, anticipated results or operational aspects. These statements are not predictions or guarantees of future performance, circumstances or events as they are based on the facts and circumstances known to Con-way as of the date the statements are made. Item 7, “Management’s Discussion and Analysis — Forward-Looking Statements,” identifies the type of statements that are forward looking. Various factors may cause actual results to differ materially from those discussed in such forward-looking statements.

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

In 2009, Con-way initiated a project to outsource a significant portion of its information-technology infrastructure function and a small portion of its administrative and accounting functions. Con-way expects the third-party providers to begin providing services during 2010. The third-party service providers are subject to similar business interruption risks discussed above and, like Con-way, have disaster-recovery processes and procedures in place. Certain of the outsourced services will be performed in developing countries and, as a result, may be subject to geopolitical uncertainty. An unsuccessful transition of the services to a third-party provider or a failure of a service provider to perform could have a material adverse effect on Con-way.

Capital Intensity

Two of Con-way’s primary businesses are capital-intensive. Con-way Freight and Con-way Truckload make significant investments in revenue equipment and Con-way Freight also makes significant investments in freight service centers. The amount and timing of capital investments depend on various factors, including anticipated volume levels, and the price and availability of appropriate-use property for service centers and newly manufactured tractors and diesel engines, which are subject to restrictive Environmental Protection Agency engine-design requirements. If anticipated service-center and/or fleet requirements differ materially from actual usage, Con-way’s capital-intensive business units may have too much or too little capacity. Con-way attempts to mitigate the risk associated with too much or too little revenue equipment capacity by adjusting capital expenditures and by utilizing short-term equipment rentals and sub-contracted operators in order to match capacity with business volumes. Con-way’s investments in revenue equipment and freight service centers depend on its ability to generate cash flow from operations and its access to debt and equity capital markets. A decline in the availability of these funding sources could adversely affect Con-way.

Capital Markets

Significant disruptions or volatility in the global capital markets may increase Con-way’s cost of borrowing or affect its ability to access debt and equity capital markets. Market conditions may affect Con-way’s ability to refinance indebtedness as and when it becomes due. In addition, changes in Con-way’s credit ratings could adversely affect its ability and cost to borrow funds. Con-way is unable to predict the effect conditions in the capital markets may have on its financial condition, results of operations or cash flows.

Customer Concentration

Menlo Worldwide Logistics is subject to risk related to customer concentration because of the relative importance of its largest customers and the increased ability of those customers to influence pricing and other contract terms. Many of its competitors in the logistics industry segment are subject to the same risk. Although Menlo Worldwide Logistics strives to broaden and diversify its customer base, a significant portion of its revenue is derived from a relatively small number of customers, as more fully discussed in Item 1, “Business.” Consequently, a significant loss of business from, or adverse performance by, Menlo Worldwide Logistics’ major customers, may have a material adverse effect on Con-way’s financial condition, results of operations and cash flows. Similarly, the renegotiation of major customer contracts may also have an adverse effect on Con-way.

Cyclicality

Con-way’s operating results are affected, in large part, by conditions in the cyclical markets of its customers and in the U.S. and global economies. While economic conditions affect most companies, the transportation industry is cyclical and susceptible to trends in economic activity. When individuals and companies purchase and produce fewer goods, Con-way’s businesses transport fewer goods. In addition, Con-way Freight and Con-way Truckload are capital-intensive and Con-way Freight has a relatively high fixed-cost structure that is difficult to adjust to match shifting volume levels. Accordingly, any sustained weakness in demand or continued downturn or uncertainty in the economy generally would have an adverse effect on Con-way.

Employee Benefit Costs

Con-way maintains health-care plans, defined benefit pension plans and defined contribution retirement plans, and also provides certain other benefits to its employees. In recent years, health-care costs have risen dramatically. A decline in interest rates and/or lower returns on plan assets may cause increases in the expense of, and funding requirements for, Con-way’s defined benefit pension plans. In 2009, Con-way amended its primary defined benefit pension plan to permanently curtail benefits. Despite this change, Con-way’s defined benefit pension plans remain subject to volatility associated with interest rates, returns on plan assets, and funding requirements. As a result, Con-way is unable to predict the financial-statement effect associated with the defined benefit pension plans or the effect of continuing to provide benefits to employees.

Employees

The workforce of Con-way and its subsidiaries is not affiliated with labor unions. Con-way believes that the non-unionized operations of its business units have advantages over unionized competitors in providing reliable and cost-competitive customer services, including greater efficiency and flexibility. If current legislation, known as the Employee Free Choice Act, or similar legislation, is passed by the United States Congress, it would, among other things, revise unionization procedures. There can be no assurance that Con-way’s business units will be able to maintain their non-unionized status.

Con-way hires drivers primarily for Con-way Freight and Con-way Truckload. At times, there is significant competition for qualified drivers in the transportation industry. As a result, these business units may be required to increase driver compensation and benefits, or face difficulty meeting customer demands, all of which could adversely affect Con-way.

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

Concern over climate change has led to increased legislative and regulatory efforts to limit carbon and other greenhouse gas emissions. Even without such regulation, Con-way’s response to customer-led sustainability initiatives could lead to increased costs to implement additional emission controls. Additionally, Con-way may experience reduced demand for its services if it does not comply with customers’ sustainability requirements. As a result, increased costs or loss of revenue resulting from sustainability initiatives could have an adverse effect on Con-way.

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

Con-way’s competitors in the less-than-truckload (“LTL”) and truckload markets also impose fuel surcharges. Although fuel surcharges are generally based on a published national index, there is no industry-standard fuel-surcharge formula. As a result, fuel-surcharge revenue constitutes only part of the overall rate structure. Revenue excluding fuel surcharges (sometimes referred to as base freight rates) represent the collective pricing elements that exclude fuel surcharges. In the LTL market, changes in base freight rates reflect numerous factors such as length of haul, freight class, weight per shipment and customer-negotiated adjustments. In the truckload market, changes in base freight rates primarily reflect differences in origin and destination location and customer-negotiated adjustments. Ultimately, the total amount that Con-way Freight and Con-way Truckload can charge for their services is determined by competitive pricing pressures and market factors.

Historically, Con-way Freight’s fuel-surcharge program has enabled it to more than recover increases in fuel costs and fuel-related increases in purchased transportation. As a result, Con-way Freight may be adversely affected if fuel prices fall and the resulting decrease in fuel-surcharge revenue is not offset by an equivalent increase in base freight-rate revenue. Although lower fuel surcharges may improve Con-way Freight’s ability to increase the freight rates that it would otherwise charge, there can be no assurance in this regard. Con-way Freight may also be adversely affected if fuel prices increase or return to historically high levels. Customers faced with fuel-related increases in transportation costs often seek to negotiate lower rates through reductions in the base freight rates and/or limitations on the fuel surcharges charged by Con-way Freight, which adversely affect Con-way Freight’s ability to offset higher fuel costs with higher revenue.

Con-way Truckload’s fuel-surcharge program mitigates the effect of rising fuel prices but does not always result in Con-way Truckload fully recovering increases in its cost of fuel. The extent of recovery may vary depending on the amount of customer-negotiated adjustments and the degree to which Con-way Truckload is not compensated due to empty and out-of-route miles or from engine idling during cold or warm weather.

Con-way would be adversely affected if, due to competitive and market factors, its business units are unable to continue their current fuel-surcharge programs and/or cost-recovery mechanisms. In addition, there can be no assurance that these programs, as currently maintained or as modified in the future, will be sufficiently effective to offset increases in the price of fuel.

Other Factors

In addition to the risks identified above, Con-way’s annual and quarterly operating results are affected by a number of business, economic, regulatory and competitive factors, including:

•	increasing competition and pricing pressure;

•	the creditworthiness of Con-way’s customers and their ability to pay for services rendered;

•	the effect of litigation;

•	the possibility that Con-way may, from time to time, be required to record impairment charges for goodwill, intangible assets, and other long-lived assets;

•	the possibility of defaults under Con-way’s $400 million credit agreement and other debt instruments; and

•	labor matters, including labor-organizing activities, work stoppages or strikes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Con-way believes that its facilities are suitable and adequate, that they are being appropriately utilized and that they have sufficient capacity to meet current operational needs. Management continuously reviews anticipated requirements for facilities and may acquire additional facilities and/or dispose of existing facilities as appropriate.

Freight

At December 31, 2009, Con-way Freight operated 290 freight service centers, of which 149 were owned and 141 were leased. The service centers are strategically located to cover the geographic areas served by Con-way Freight and represent physical buildings and real property with dock, office and/or shop space. These facilities do not include meet-and-turn points, which generally represent small owned or leased real property with no physical structures. Con-way Freight’s owned service centers account for 72% of its door capacity. At December 31, 2009, Con-way Freight owned and operated approximately 8,300 tractors and 26,600 trailers. The headquarters for Con-way Freight are located in Ann Arbor, Michigan.

Logistics

At December 31, 2009, Menlo Worldwide Logistics operated 72 warehouses in North America, of which 46 were leased by Menlo Worldwide Logistics and 26 were leased or owned by clients of Menlo Worldwide Logistics. Outside of North America, Menlo Worldwide Logistics operated an additional 64 warehouses, of which 52 were leased by Menlo Worldwide Logistics and 12 were leased or owned by clients. Menlo Worldwide Logistics owns and operates a small fleet of tractors and trailers to support its operations, but primarily utilizes third-party transportation providers for the movement of customer shipments. The headquarters for Menlo Worldwide Logistics are located in San Mateo, California.

Truckload

At December 31, 2009, Con-way Truckload operated five owned terminals with bulk fuel, tractor and trailer parking, and in some cases, equipment maintenance and washing facilities. In addition to the five owned terminals, Con-way Truckload also utilizes various drop yards for temporary trailer storage throughout the United States. At December 31, 2009, Con-way Truckload owned and operated approximately 2,700 tractors and 8,100 trailers. The headquarters for Con-way Truckload are located in Joplin, Missouri.

Other

Principal properties of the Other segment included Con-way’s leased executive offices in San Mateo, California and its owned shared-services center in Portland, Oregon. Road Systems owns and operates a manufacturing facility in Searcy, Arkansas.

ITEM 3.	LEGAL PROCEEDINGS

Certain legal proceedings of Con-way are discussed in Note 14, “Commitments and Contingencies,” of Item 8, “Financial Statements and Supplementary Data.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Con-way did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.

Executive Officers of the Registrant

The executive officers of Con-way, their ages at December 31, 2009, and their applicable business experience are as follows:

Douglas W. Stotlar, 49, president and chief executive officer of Con-way. Mr. Stotlar was named to his current position in April 2005. He previously served as president and chief executive officer of Con-way Freight and senior vice president of Con-way, a position he held since December 2004. Prior to this, he served as executive vice president and chief operating officer of Con-way Freight, a position he held since June 2002. From 1999 to 2002, he was executive vice president of operations for Con-way Freight. Prior to joining Con-way Freight’s corporate office, Mr. Stotlar served as vice president and general manager of Con-way’s expediting business. Mr. Stotlar joined Con-way Freight in 1985 as a freight operations supervisor. He subsequently advanced to management posts in Columbus, Ohio, and Fort Wayne, Indiana, where he was named regional manager. Mr. Stotlar earned his bachelor’s degree in transportation and logistics from The Ohio State University.

Stephen L. Bruffett, 45, executive vice president and chief financial officer of Con-way. Mr. Bruffett was named to his current position in September 2008, when he joined Con-way. Mr. Bruffett started his trucking industry career in 1992 as director of finance of American Freightways. Six years later, he joined YRC Worldwide as director of financial planning and analysis. Over the next ten years he advanced through a series of positions with increasing responsibility, including management roles in finance and accounting, operations, investor relations, sales and marketing. In 2007, he was named YRC Worldwide’s chief financial officer.

Mr. Bruffett earned his bachelor’s degree in finance and banking from the University of Arkansas and holds a master’s degree in business administration from the University of Texas.

Jennifer W. Pileggi, 45, executive vice president, general counsel and corporate secretary of Con-way. Ms. Pileggi was named to her current position in December 2004. Ms. Pileggi joined Menlo Worldwide Logistics in 1996 as corporate counsel and was promoted to vice president in 1999 and to vice president of Menlo Worldwide LLC in 2003. Ms. Pileggi is a graduate of Yale University and New York University School of Law, where she achieved a juris doctorate degree. Ms. Pileggi is a member of the American Bar Association and the California State Bar Association.

Robert L. Bianco Jr., 45, president of Menlo Worldwide LLC and executive vice president of Con-way. Mr. Bianco was named executive vice president of Con-way in June 2005 and has served as the president of Menlo Worldwide Logistics since 2002 and of Menlo Worldwide LLC since 2005. He joined Con-way in 1989 as a management trainee and joined Menlo Worldwide Logistics in 1992 as a logistics manager. He subsequently advanced to vice president of operations for Menlo Worldwide Logistics in 1997. He earned a bachelor’s degree in history from the University of California at Santa Barbara, and a master’s degree from the University of San Francisco.

John G. Labrie, 43, president of Con-way Freight and executive vice president of Con-way. Prior to being named president of Con-way Freight in July 2007, Mr. Labrie was senior vice president of strategy and enterprise operations for Con-way. He previously served as executive vice president of operations for Con-way Freight, a position he held since 2005. Prior to this, he served as president and chief executive officer for Con-way Freight-Western, a position he held since 2002. From 1998 to 2002, he was vice president of operations for Con-way Freight-Western. He joined Con-way Freight in 1990 as a sales account manager. Mr. Labrie earned his bachelor’s degree in finance from Central Michigan University. He holds a master’s degree in business administration from Indiana Wesleyan University.

Herbert J. Schmidt, 54, president of Con-way Truckload and executive vice president of Con-way. Mr. Schmidt joined Con-way in August 2007 when Con-way acquired the former Contract Freighters, Inc. (“CFI”). Mr. Schmidt was named president of CFI in 2000. After joining CFI in 1984, he held the positions of vice president of administration, vice president of safety, senior vice president of operations, and senior vice president of sales and marketing. Mr. Schmidt began his career in the transportation industry with United Parcel Service in operations and industrial engineering. Mr. Schmidt graduated from Missouri Southern State University with a bachelor’s degree in political science.

Kevin S. Coel, 51, senior vice president and corporate controller of Con-way. Mr. Coel joined Con-way in 1990 as Con-way’s corporate accounting manager. In 2000, he was named corporate controller, and in 2002, was promoted to vice president. Mr. Coel holds a bachelor’s degree in economics from the University of California at Davis and a master’s degree in business administration from San Jose State University. Mr. Coel is also a member of the American Institute of CPAs.

Leslie P. Lundberg, 52, senior vice president, human resources of Con-way. Ms. Lundberg joined Con-way in January 2006. Prior to joining Con-way, Ms. Lundberg was the executive director of compensation, benefits and human resource information systems for a division of Sun Microsystems, a position she held since 2003. Ms. Lundberg holds a bachelor’s degree in industrial psychology from the University of California, Berkeley, and a master’s degree in industrial labor relations from the University of Wisconsin, Madison.

Mark C. Thickpenny, 57, senior vice president and treasurer of Con-way. Mr. Thickpenny joined Con-way in 1995 as treasury manager. In 1997, he was named director and assistant treasurer, and in 2000, was promoted to vice president and treasurer. Mr. Thickpenny holds a bachelor’s degree in business administration from the University of Notre Dame and a master’s degree in business administration from the University of Chicago Graduate School of Business.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Con-way’s common stock is listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “CNW.”

See Note 16, “Quarterly Financial Data,” of Item 8, “Financial Statements and Supplementary Data” for the range of common stock prices as reported on the NYSE and common stock dividends paid for each of the quarters in 2009 and 2008. At January 31, 2010, Con-way had 6,741 common stockholders of record.

Performance Graph

The following performance graph compares Con-way’s five-year cumulative return (assuming an initial investment of $100 and reinvestment of dividends), with the S&P Midcap 400 and Dow Jones Transportation average.

COMPARISON OF FIVE-YEAR CUMULATIVE RETURN*
Con-way Inc., S&P Midcap 400 Index, Dow Jones Transportation Average

	Cumulative Total Return
	12/31/04	12/30/05	12/29/06	12/31/07	12/31/08	12/31/09
Con-way Inc.	$100.0	$112.5	$89.3	$85.0	$55.0	$73.1

S&P Midcap 400	$100.0	$111.3	$121.3	$129.4	$81.2	$109.6

DJ Transportation Average	$100.0	$110.5	$120.1	$120.3	$93.1	$107.9

*	Assumes $100 invested on December 31, 2004 in Con-way Inc., S&P Midcap 400 Index, and the Dow Jones Transportation Average Index and dividends were reinvested.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2009, regarding compensation plans under which securities of Con-way are authorized for issuance.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance under
	to be Issued upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,921,557	$35.95	3,139,073
Equity compensation plans not approved by security holders	—	—	—

Total	2,921,557	$35.95	3,139,073

ITEM 6.	SELECTED FINANCIAL DATA

The following table includes selected financial and operating data for Con-way as of and for the five years ended December 31, 2009. This information should be read in conjunction with Item 7, “Management’s Discussion and Analysis,” and Item 8, “Financial Statements and Supplementary Data.”

Con-way Inc.
Five-Year Financial Summary

	2009	2008	2007[a]	2006	2005
	(Dollars in thousands except per share data)

Operating Results
Revenues	$4,269,239	$5,036,817	$4,387,363	$4,221,478	$4,115,575
Operating Income (Loss)[b]	(25,928)	192,622	264,453	401,828	370,946
Income (Loss) from Continuing Operations Before Income Tax Provision	(90,269)	134,917	242,646	392,309	352,356
Income Tax Provision[c]	17,478	69,494	88,871	119,978	121,981
Net Income (Loss) from Continuing Operations Applicable to Common Shareholders	(110,936)	58,635	146,815	265,177	222,647
Net Income (Loss) Applicable to Common Shareholders	(110,936)	66,961	145,952	258,978	214,034
Per Common Share
Basic Earnings (Loss)
Net Income (Loss) from Continuing Operations	$(2.33)	$1.29	$3.24	$5.42	$4.27
Net Income (Loss) Applicable to Common Shareholders	(2.33)	1.47	3.22	5.29	4.10
Diluted Earnings (Loss)
Net Income (Loss) from Continuing Operations	(2.33)	1.23	3.06	5.09	3.98
Net Income (Loss) Applicable to Common Shareholders	(2.33)	1.40	3.04	4.98	3.83
Cash Dividends	0.40	0.40	0.40	0.40	0.40
Common Shareholders’ Equity	13.95	12.13	18.68	14.65	16.09
Market Price
High	48.32	55.00	57.81	61.87	59.79
Low	12.99	20.03	38.05	42.09	41.38
Weighted-Average Common Shares Outstanding
Basic	47,525,862	45,427,317	45,318,740	48,962,382	52,192,539
Diluted	47,525,862	48,619,292	48,327,784	52,280,341	56,213,049
Financial Position
Cash and cash equivalents	$476,575	$278,253	$176,298	$260,039	$514,275
Total assets	2,896,217	3,071,707	3,009,308	2,291,042	2,451,399
Long-term debt, guarantees and capital leases	760,789	926,224	955,722	557,723	581,469
Other Data at Year-End
Number of shareholders	6,745	7,016	7,410	7,041	7,204
Approximate number of regular full-time employees	27,400	26,600	27,100	21,800	21,700

[a]	Effective in August 2007, Con-way acquired Contract Freighters, Inc. and affiliated companies (collectively, “CFI”). CFI’s operating results are included only for periods subsequent to the acquisition.

[b]	The comparability of Con-way’s consolidated operating income (loss) was affected by the following:

•	Charge of $134.8 million in 2009 for the impairment of goodwill at Con-way Truckload.

•	Charges of $23.9 million in 2008 and $13.2 million in 2007 related to restructuring activities at Con-way Freight.

•	Charge of $37.8 million in 2008 for the impairment of goodwill and other intangible assets at Menlo Worldwide Logistics.

•	Gain of $41.0 million in 2006 from the sale of Con-way’s membership interest in Vector.

[c]	The comparability of Con-way’s tax provision was affected by the following:

•	2009 reflects the non-deductible goodwill impairment charge at Con-way Truckload.

•	2008 reflects the non-deductible goodwill impairment charge and write-down of an acquisition-related receivable at Menlo Worldwide Logistics.

•	2006 reflects tax benefits of $12.1 million related to the settlement with the IRS of previous tax filings and $17.7 million from the utilization of capital-loss carryforwards.

•	2005 reflects tax benefits of $7.8 million related to the settlement with the IRS of previous tax filings.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Con-way’s primary business-unit results generally depend on the number, weight and distance of shipments transported, the prices received on those shipments or services and the mix of services provided to customers, as well as the fixed and variable costs incurred by Con-way in providing the services and the ability to manage those costs under changing circumstances. Con-way’s primary business units are affected by the timing and degree of fluctuations in fuel prices and their ability to recover incremental fuel costs through fuel-surcharge programs and/or cost-recovery mechanisms, as more fully discussed in Item 1A, “Risk Factors.”

Con-way Freight primarily transports shipments utilizing a network of freight service centers combined with a fleet of company-operated line-haul and pickup-and-delivery tractors and trailers. Menlo Worldwide Logistics manages the logistics functions of its customers and primarily utilizes third-party transportation providers for the movement of customer shipments. Con-way Truckload primarily transports shipments using a fleet of company-operated long-haul tractors and trailers.

Results of Operations

The overview below provides a high-level summary of Con-way’s results from continuing operations for the periods presented and is intended to provide context for the remainder of the discussion on reporting segments. Refer to “Reporting Segment Review” below for more complete and detailed discussion and analysis.

Continuing Operations

	2009	2008	2007
	(Dollars in thousands except per share amounts)

Revenues	$4,269,239	$5,036,817	$4,387,363
Costs and expenses
Loss from impairment of goodwill and intangible assets	134,813	37,796	—
Restructuring charges	2,853	23,873	14,716
Other operating expenses	4,157,501	4,782,526	4,108,194

	4,295,167	4,844,195	4,122,910
Operating income (loss)	(25,928)	192,622	264,453
Other expense	64,341	57,705	21,807

Income (loss) from continuing operations before income tax provision	(90,269)	134,917	242,646
Income tax provision	17,478	69,494	88,871

Income (loss) from continuing operations	(107,747)	65,423	153,775
Preferred stock dividends	3,189	6,788	6,960

Net income (loss) from continuing operations applicable to common shareholders	$(110,936)	$58,635	$146,815

Diluted earnings (loss) per share	$(2.33)	$1.23	$3.06
Operating margin	(0.6)%	3.8%	6.0%

Overview — 2009 Compared to 2008

Con-way’s consolidated revenue of $4.3 billion in 2009 declined 15.2% from $5.0 billion in 2008 reflecting difficult economic conditions and competitive industry pricing.

Con-way’s operating results consisted of an operating loss of $25.9 million in 2009 compared to operating income of $192.6 million in 2008, primarily reflecting a goodwill impairment charge at Truckload in 2009, impairment charges at Logistics in 2008, and restructuring charges in both years. Excluding the impairment and restructuring charges in both years, consolidated operating income in 2009 declined due primarily to the net effect of lower operating income at the Freight and Truckload segments partially offset by improved operating results at the Logistics segment. For the comparative periods presented, the effects of adverse industry and economic conditions were partially mitigated by cost-reduction measures.

Non-operating expense increased $6.6 million due in part to a $3.3 million decline in investment income, which reflects lower interest rates earned on Con-way’s cash-equivalent investments and marketable securities. Non-operating expense also reflects a $1.5 million increase in interest expense and a $1.8 million increase in other miscellaneous expenses, which primarily reflect variations in foreign-exchange gains and losses.

Con-way’s tax provision in both periods was adversely affected by the non-deductible goodwill-impairment charges.

In response to economic conditions, Con-way in March 2009 announced several measures to reduce costs and conserve cash. These measures substantially consist of the suspension or curtailment of employee benefits and a reduction in certain employees’ salaries and wages, as detailed in Note 12, “Employee Benefit Plans,” of Item 8, “Financial Statements and Supplementary Data.” The cost-reduction measures announced in March 2009 are in addition to the actions Con-way took in the fourth quarter of 2008, which included workforce reductions, network re-engineering, suspension of merit-based pay increases, reduction in capital expenditures and other spending cuts.

Approximately $122 million of estimated savings were realized from the measures announced in 2009, including $41 million in salaries and wages, $47 million related to compensated absences, and $34 million associated with contributions to the defined contribution retirement plan (including $22 million related to matching contributions and $12 million related to basic and transition contributions). The curtailment of the defined benefit pension plan did not have a material effect on Con-way’s 2009 net periodic benefit expense. However, Con-way estimates that its defined benefit pension plans will result in annual expense of $5.2 million in 2010 compared to $28.4 million in 2009.

Savings associated with the cost-reduction measures are expected to be lower in periods beyond 2009, reflecting the reinstatement of certain suspended benefits and the reversal of salary and wage reductions. Effective in January 2010, Con-way reversed one-half of the salary and wage reductions. The reversal of the remaining one-half of the salary and wage reductions is contingent upon the achievement of specified financial metrics. Con-way Freight and Menlo Worldwide Logistics currently plan to reinstate their compensated-absences benefits effective in April 2010. The reinstatement of Con-way’s basic and transition contributions to the defined contribution retirement plan to their prior levels is contingent upon the achievement of specified financial metrics.

As an additional measure to reduce costs, Con-way initiated a project to outsource a significant portion of its information-technology infrastructure function and a small portion of its administrative and accounting functions. Under the outsourcing initiative, Con-way expects to incur incremental expense in 2010, as employee-separation, transition and implementation costs are expected to exceed estimated savings in the first year of the agreements.

Overview — 2008 Compared to 2007

Con-way’s consolidated revenue of $5.0 billion in 2008 increased 14.8% from $4.4 billion in 2007 due largely to acquisition-related revenue increases from Truckload and Logistics, complemented by organic growth. Excluding revenue from the companies acquired in the second half of 2007, Con-way’s revenue in 2008 increased 5.8% due primarily to increases at Freight and Logistics.

In 2008, consolidated operating income decreased 27.2% due primarily to lower operating income at Freight and an operating loss at Logistics, partially offset by higher operating income from Truckload. Lower operating income from Freight reflected increasingly adverse economic conditions and a competitive freight market, particularly in the second half of 2008, and included expenses associated with restructuring activities. The operating loss at Logistics was due to asset impairment charges at one of its recently acquired companies. Increased operating income for Truckload was due to the acquisition of CFI. Excluding results from the acquired companies, Con-way’s operating income declined 21.9%.

Non-operating expense increased $35.9 million due primarily to a $20.1 million increase in interest expense and a $13.3 million decline in investment income. Variations in interest expense and interest income were due primarily to acquisitions in the second half of 2007, which were financed with proceeds from new debt financing and the use of existing cash and cash-equivalent investments. Non-operating expense in 2008 also reflected variations in foreign-exchange gains and losses, which lowered comparative operating results by $1.8 million.

The tax provision in 2008 was adversely affected primarily by the non-deductible goodwill impairment charge and write-down of an acquisition-related receivable.

Reporting Segment Review

For the discussion and analysis of segment operating results, management utilizes revenue before inter-segment eliminations. Management believes that revenue before inter-segment eliminations, combined with the detailed operating expense information, provides the most meaningful analysis of segment results. Revenue before inter-segment eliminations is reconciled to revenue from external customers in Note 15, “Segment Reporting,” of Item 8, “Financial Statements and Supplementary Data.”

Freight

The following table compares operating results, operating margins, and the percentage change in selected operating statistics of the Freight reporting segment for the years ended December 31:

	2009	2008	2007
	(Dollars in thousands)

Revenue before inter-segment eliminations	$2,623,989	$3,071,015	$2,954,757
Salaries, wages and other employee benefits	1,350,248	1,488,165	1,491,647
Purchased transportation	402,463	391,584	320,958
Fuel and fuel-related taxes	227,655	362,946	283,603
Other operating expenses	358,509	391,550	362,956
Depreciation and amortization	106,733	116,715	117,190
Maintenance	89,545	94,936	93,486
Rents and leases	32,749	33,849	34,079
Purchased labor	5,336	2,228	2,530
Restructuring charges	(507)	23,873	13,248

Total operating expenses	2,572,731	2,905,846	2,719,697

Operating income	$51,258	$165,169	$235,060

Operating margin	2.0%	5.4%	8.0%

	2009 vs. 2008	2008 vs. 2007

Selected Operating Statistics
Revenue per day	-15.3%	+5.7%
Weight per day	+1.1	0.0
Revenue per hundredweight (“yield”)	-16.2	+5.7
Shipments per day (“volume”)	+0.1	-2.9
Weight per shipment	+1.0	+2.9

2009 Compared to 2008

Freight’s revenue in 2009 declined 14.6% from 2008 due to lower revenue per day and a 1-day decline in the number of working days. Revenue per day decreased 15.3% due to a 16.2% decline in yield, partially offset by a 1.1% increase in weight per day. The 1.1% increase in weight per day reflects a 1.0% increase in weight per shipment and a 0.1% increase in shipments per day.

In 2009, the decline in yield was due primarily to decreases in fuel surcharges, base freight rates and the increase in weight per shipment. Freight volumes and yield reflect a competitive pricing environment that is primarily the result of excess capacity in the less-than-truckload market and adverse economic conditions. Weight and shipments increased sequentially in each month of 2009 reflecting efforts to improve asset utilization, leverage service-center network capacity and increase market share.

Yields were also adversely affected by declines in fuel prices, which contributed to lower fuel-surcharge revenue. Excluding fuel surcharges, yields in 2009 decreased 8.7%. Freight’s fuel-surcharge revenue decreased to 10.5% of revenue in 2009 from 18.4% in 2008. Due to the market conditions noted above, the declines in fuel-surcharge revenue were not offset by equivalent increases in base freight-rate revenue. Since its fuel-surcharge program has historically enabled Freight to more than recover increases in fuel costs and fuel-related increases in purchased transportation, these declines in fuel-surcharge revenue had an adverse effect on operating results.

Freight’s operating income in 2009 decreased 69.0% when compared to 2008. The decline in operating income primarily resulted from lower yields. However, 2009 results benefited from the earlier-mentioned cost-reduction measures announced in March. In 2009, these measures reduced approximately $110 million of costs related to salaries, wages and other employee benefits, as more fully discussed below.

Expenses for salaries, wages and other employee benefits declined 9.3% in 2009. Employee benefits expense decreased 20.5% due to lower expense for compensated absences, the defined contribution retirement plan, and workers’ compensation claims, partially offset by increased pension expense for defined benefit pension plans. In 2009, lower expense for compensated absences and employer contributions to the defined contribution plan reflect Con-way’s cost-reduction measures. In 2008, higher expenses for compensated absences were also due in part to a non-recurring adjustment for benefit plan changes associated with a restructuring initiative. Base compensation in 2009 decreased 3.6% due to lower average employee counts and cost-reduction measures.

In 2009, purchased transportation expense increased 2.8% due to an increase in freight transported by third-party providers, partially offset by fuel-related rate decreases and lower negotiated base rates. During the same period, expense for fuel and fuel-related taxes decreased 37.3% compared to 2008 due primarily to the decline in the cost per gallon of diesel fuel.

Other operating expenses decreased 8.4% in 2009, reflecting decreased administrative corporate allocations. Lower corporate allocations in 2009 were due in part to the employee-related cost-reduction measures that were partially offset by allocated costs related to the corporate administrative-outsourcing initiative, as more fully discussed in Note 3, “Restructuring Activities,” of “Item 8, “Financial Statements and Supplementary Data.”

Depreciation and amortization expense declined 8.6% in 2009 due primarily to a change in the estimated useful life for most of Freight’s tractor fleet, which lowered depreciation expense by $11.1 million in 2009. As more fully discussed in “Critical Accounting Policies and Estimates — Property, Plant and Equipment and Other Long-Lived Assets,” Con-way Freight expects to extend tractor and trailer lives in 2010, which will lower depreciation expense by approximately $14 million in 2010.

For the periods presented, comparative operating results were affected by costs incurred for Freight’s restructuring activities and re-branding initiative. In connection with its restructuring activities, Freight recognized $0.5 million of net adjustments that reduced expense in 2009, compared to $23.9 million and $13.2 million of charges in 2008 and 2007, respectively. For additional information concerning Freight’s restructuring activities see Note 3, “Restructuring Activities,” of Item 8, “Financial Statements and Supplementary Data.” Under the re-branding initiative, which was completed in the second quarter of 2008, Freight incurred costs of $4.9 million in 2008 and $14.3 million in 2007. The re-branding costs were for expenses related primarily to the conversion of tractors and trailers to the new Con-way graphic identity and were primarily classified as maintenance expense.

In 2009, Freight’s results were adversely affected by a change in the accounting estimate for revenue adjustments, as more fully discussed in Note 1, “Principal Accounting Policies,” of Item 8, “Financial Statements and Supplementary Data.” The change in accounting estimate lowered Freight’s revenue and operating income by $5.4 million in 2009.

2008 Compared to 2007

In 2008, Freight’s revenue increased 3.9% from 2007 due primarily to a 5.7% increase in yield and weight per day that was unchanged from 2007. Weight per day in 2008 reflects a 2.9% increase in weight per shipment and a 2.9% decline in shipments per day.

Yield increases in 2008 primarily reflect increases in fuel surcharges and average length of haul, partially offset by the effects of an increase in weight per shipment. Freight’s fuel-surcharge revenue increased to 18.4% of revenue in 2008 from 13.5% in 2007.

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

In 2008, purchased transportation expense increased 22.0%, reflecting an increase in freight transported by third-party providers and fuel-related rate increases. During the same period, expenses for fuel and fuel-related taxes increased 28.0% due almost entirely to an increase in the cost per gallon of diesel fuel.

Other operating expenses increased 7.9% reflecting increases in cargo-loss and damage expense, increased corporate allocations due to information-technology projects, increased expense for uncollectible accounts, and higher expenses for sales and marketing activities, including sales promotions and the use of consultants.

Logistics

The table below compares operating results and operating margins of the Logistics reporting segment. The table summarizes the segment’s revenue as well as net revenue (revenue less purchased transportation expense). Carrier-management revenue is attributable to contracts for which Menlo Worldwide Logistics manages the transportation of freight but subcontracts to third parties the actual transportation and delivery of products, which Menlo Worldwide Logistics refers to as purchased transportation. Menlo Worldwide Logistics’ management places emphasis on net revenue as a meaningful measure of the relative importance of its principal services since revenue earned on most carrier-management services includes the third-party carriers’ charges to Menlo Worldwide Logistics for transporting the shipments. The table also includes operating income and operating margin excluding the loss from impairment of goodwill and intangible assets. Management believes these measures are relevant to evaluate its on-going operations.

	2009	2008	2007
	(Dollars in thousands)

Revenue before inter-segment eliminations	$1,331,894	$1,511,979	$1,297,374
Purchased transportation expense	(811,712)	(1,001,775)	(851,366)

Net revenue	520,182	510,204	446,008
Salaries, wages and other employee benefits	211,465	200,899	184,568
Fuel and fuel-related taxes	1,411	1,666	1,036
Other operating expenses	133,632	146,507	115,272
Depreciation and amortization	12,402	13,984	8,126
Maintenance	9,535	9,789	7,757
Rents and leases	63,089	55,883	41,482
Purchased labor	60,420	67,363	62,168
Loss from impairment of goodwill and intangible assets	—	37,796	—

Total operating expenses excluding purchased transportation	491,954	533,887	420,409

Operating income (loss)	$28,228	$(23,683)	$25,599

Operating income excluding impairments	$28,228	$14,113	$25,599
Operating margin on revenue excluding impairments	2.1%	0.9%	2.0%
Operating margin on net revenue excluding impairments	5.4%	2.8%	5.7%

2009 Compared to 2008

In 2009, Logistics’ revenue decreased 11.9% due to a 16.6% decline in revenue from carrier-management services, partially offset by a 1.8% increase in revenue from warehouse-management services. Lower revenue from carrier-management services primarily reflects a decline in fuel-surcharge revenue and changes to certain carrier and customer contracts, which lowered the amount of revenue recognized by Logistics. Revenue also reflects an increase in revenue from a government contract, which contributed revenue of $206.5 million in 2009 and $53.2 million in 2008, as the contract was in an implementation phase during 2009 and 2008.

Logistics’ net revenue in 2009 increased 2.0% due to an increase in revenue from warehouse-management services and purchased transportation expense that declined at a higher rate than revenue from carrier-management services. Purchased transportation expense declined 19.0% in 2009 due primarily to fuel-related rate decreases and changes to certain carrier and customer contracts.

Logistics earned operating income of $28.2 million in 2009 and reported an operating loss of $23.7 million in 2008. Logistics’ operating loss in 2008 was attributed to the companies acquired in the second half of 2007, including a $51.4 million operating loss at Chic Logistics and a $1.5 million loss at Cougar Logistics. The operating loss at Chic Logistics reflects charges of $31.8 million for goodwill impairment, $6.0 million for the impairment of a customer-relationship intangible asset, $4.9 million for the write-down of an acquisition-related receivable, and $4.2 million for integration and other costs.

Excluding the loss from impairment of goodwill and intangible assets in 2008, Logistics’ operating income in 2009 doubled from 2008, reflecting improved margins on both warehouse-management and carrier-management services. Improved margins on warehouse-management services were due primarily to growth in warehouse-management revenue and lower purchased-labor expense, partially offset by increased expenses for rents and leases. Purchased labor expense decreased 10.3% due primarily to efficiency initiatives at Logistics-managed warehouses. Expenses for rents and leases increased 12.9% in 2009 due primarily to the addition of new warehouse-management services customers and a transaction in which two of Logistics’ warehouses were sold and leased back in June 2008. Improved margins on carrier-management services were due largely to the recognition of revenue under gain-sharing arrangements. Under gain-sharing arrangements, revenue is recognized upon the achievement of contractually specified performance measures typically without an associated increase in operating expenses. Margins on carrier-management services were adversely affected by the government contract discussed above, which did not have a significant effect on Logistics’ operating income during the periods presented. Additionally, comparative operating results in 2009 benefited from $9.1 million of charges in 2008 related to Chic Logistics, comprised of $4.9 million for the write-down of an acquisition-related receivable and $4.2 million for integration and other costs. Results in 2009 also benefited from the earlier-mentioned cost-reduction measures announced in March. In 2009, these measures reduced approximately $5 million of costs related to salaries, wages and other employee benefits, as more fully discussed below.

Salaries, wages and other employee benefits increased 5.3% in 2009, reflecting an increase in incentive compensation and higher costs for employee benefits, partially offset by lower expenses for other employee-related costs. In 2009, incentive compensation increased $11.3 million based on variations in performance measures relative to incentive-plan targets. Employee benefits expense increased 5.2%, due primarily to increased expenses related to Con-way’s defined benefit pension plan and share-based compensation awards, partially offset by lower expenses related to the defined contribution retirement plan and compensated absences, which reflect cost-reduction measures announced in March. Other employee-related costs decreased 27.2% in 2009 due primarily to lower travel costs.

In 2009, other operating expenses declined 8.8% due primarily to lower administrative corporate allocations and a decrease in expense for uncollectible accounts. Lower administrative corporate allocations in 2009 were due in part to the employee-related cost-reduction measures, while lower expense for uncollectible accounts in 2009 reflects the 2008 write-down of an acquisition-related receivable discussed above. In 2009, lower other operating expenses were partially offset by an increase in expenses for consulting and legal services.

2008 Compared to 2007

In 2008, Logistics’ revenue increased 16.5%, reflecting organic growth and the contribution from the acquisitions of Chic Logistics and Cougar Logistics in the second half of 2007. Logistics’ net revenue in 2008 increased 14.4% reflecting a 17.7% increase in purchased transportation expense. Logistics’ operating loss of $23.7 million in 2008 was attributed to the companies acquired in the second half of 2007, as detailed in the previous comparative discussion.

The following discussion of revenue, net revenue, operating income and percentage changes in expense categories excludes Chic Logistics and Cougar Logistics.

Excluding the acquisitions, Logistics’ revenue in 2008 increased 11.2% due primarily to a 12.1% increase in revenue from carrier-management services and a 9.0% increase in revenue from warehouse-management services. Increased revenue from carrier-management services includes revenue from a government contract, as more fully discussed above. Logistics’ net revenue in 2008 increased 8.5% reflecting a 12.6% increase in purchased transportation expense, which resulted from higher carrier-management volumes and fuel surcharges.

Excluding the acquisitions, Logistics’ operating income in 2008 increased 13.2%, reflecting improved margins on warehouse-management services, partially offset by lower margins on carrier-management services. Improved margins were due in part to salaries, wages and other employee benefits expense that rose at a lower rate than revenue. Lower margins on carrier-management services reflect purchased transportation expense that increased at a higher rate than revenue. Salaries, wages and other employee benefits collectively increased 1.8%, reflecting increases in base compensation, partially offset by lower incentive compensation. Base compensation rose 5.4% due primarily to increased headcount and to a lesser extent, wage and salary rate increases. Incentive compensation decreased $6.7 million or 64.5% based on variations in performance measures relative to incentive-plan targets.

Excluding the acquisitions, expenses for rents and leases, purchased labor and other operating costs increased due primarily to higher warehouse-management volumes associated with new customers and growth with existing customers. Other operating expenses increased 13.4% due primarily to increases in the use of professional services, cargo-loss and damage claims, facilities expenses and corporate allocations (primarily related to information-technology projects). In 2008, other operating expenses include two separate customer-specific charges that increased expenses for cargo-loss claims and uncollectible accounts. In 2008, expenses for rents and leases increased 22.9% and expenses for purchased labor increased 5.6%.

Truckload

The table below compares operating results, operating margins and the percentage change in selected operating statistics of the Truckload reporting segment. The table summarizes the segment’s revenue before inter-segment eliminations, including freight revenue, fuel-surcharge revenue and other non-freight revenue. The table also includes operating income and operating margin excluding the loss from impairment of goodwill. Truckload’s management believes these measures are relevant to evaluate its on-going operations.

	2009	2008	2007
	(Dollars in thousands)

Freight revenue	$486,944	$492,930	$207,624
Fuel-surcharge revenue	62,826	159,548	46,835
Other revenue	14,301	13,239	5,278

Revenue before inter-segment eliminations	564,071	665,717	259,737
Salaries, wages and other employee benefits	232,227	232,032	100,427
Purchased transportation	23,342	29,690	14,492
Fuel and fuel-related taxes	129,824	209,879	74,557
Other operating expenses	61,307	52,608	24,195
Depreciation and amortization	58,891	61,831	27,870
Maintenance	28,147	24,300	6,676
Rents and leases	826	1,045	983
Purchased labor	1,665	1,937	266
Loss from impairment of goodwill and intangible assets	134,813	—	—
Restructuring charges	—	—	1,468

Total operating expenses	671,042	613,322	250,934

Operating income (loss)	$(106,971)	$52,395	$8,803

Operating income excluding impairment	$27,842	$52,395	$8,803
Operating margin excluding impairment	7.6%	10.4%	5.1%

	2009 vs. 2008	2008 vs. 2007

Selected Operating Statistics
Total miles	0.3%	NM
Freight revenue per total mile	-1.5%	NM

NM = Comparison not meaningful due to the acquisition of CFI in August 2007.

2009 Compared to 2008

In 2009, Truckload’s revenue decreased 15.3% from 2008, primarily reflecting a 60.6% decline in fuel-surcharge revenue and a 1.2% decline in freight revenue. Lower fuel-surcharge revenue was due primarily to lower fuel prices in 2009 compared to 2008. The 1.2% decline in freight revenue reflects a 1.5% decline in revenue per mile partially offset by a 0.3% increase in total miles. The decline in revenue per mile was primarily the result of difficult industry and economic conditions characterized by decreased demand for truckload services and excess capacity in the truckload market.

Truckload’s operating loss of $107.0 million in 2009 primarily reflects a $134.8 million charge for goodwill impairment. The impairment charge assumed lower projected revenue and operating income and a discount rate that reflected economic and market conditions at the measurement date, as more fully discussed in Note 2, “Acquisitions,” of Item 8, “Financial Statements and Supplementary Data.” Excluding the impairment charge, Truckload’s operating income in 2009 declined 46.9% due primarily to lower revenue, particularly fuel-surcharge revenue, which declined at a faster rate than expenses for fuel and fuel-related taxes.

In 2009, expenses for salaries, wages and other employee benefits were relatively unchanged from 2008, reflecting an increase in employee benefits expense, partially offset by declines in other employee costs and salaries and wages. Employee benefits expense in 2009 increased 13.7% due primarily to an increase in severity and frequency of workers’ compensation claims. Other employee costs fell 36.8%, reflecting lower costs for driver recruitment due to a reduction in fleet capacity and an improved driver retention rate. A 0.9% decline in salaries and wages reflects a 24.1% or $2.4 million decline in incentive compensation, partially offset by a 0.5% increase in base compensation. Lower incentive compensation reflects variations in performance measures relative to incentive-plan targets.

Purchased transportation decreased 21.4% in 2009 due to lower utilization of contract drivers and fuel-related rate declines. Expenses for fuel and fuel-related taxes declined 38.1% in 2009 due primarily to lower fuel cost per gallon.

Other operating expenses increased 16.5% in 2009 due primarily to higher administrative corporate allocations, losses of $7.6 million on the disposition of equipment and a $2.4 million adjustment to a tax-related receivable, partially offset by an 18.4% decline in vehicular insurance expense. Higher corporate allocations were due in part to an increase in the percentage of corporate costs allocated to Truckload.

Maintenance expenses increased 15.8% in 2009 due primarily to an increase in the average age of the tractor fleet, which resulted in an increase in repairs that were not covered under manufacturer warranties. As more fully discussed in “Critical Accounting Policies and Estimates — Property, Plant and Equipment and Other Long-Lived Assets,” Con-way Truckload expects to extend tractor lives and lower the associated salvage values in 2010, which will result in a net increase in depreciation expense of approximately $4 million in 2010.

2008 Compared to 2007

Increased revenue and operating income at the Truckload reporting segment was due to the acquisition of CFI. For periods prior to the acquisition of CFI in August 2007, the operating results of the Truckload segment consist only of the pre-acquisition truckload business unit. As a result, operating income for the Truckload segment in 2007 consisted of $18.8 million of post-acquisition operating income, partially offset by $10.0 million of operating losses from the pre-acquisition truckload unit. The pre-acquisition operating loss included $1.5 million of costs incurred in the integration of the two truckload business units.

Vector

In December 2006, Con-way recognized the sale to GM of Con-way’s membership interest in Vector. The sale of Vector did not qualify as a discontinued operation due to its classification as an equity-method investment, and accordingly, Vector’s income or losses are reported in net income from continuing operations. In 2007, segment results reported from Con-way’s equity investment in Vector included a $2.7 million loss due to the write-off of a receivable related to the Vector sale.

Vector’s operating results and Con-way’s sale of its membership interest in Vector are more fully discussed in Note 5, “Sale of Unconsolidated Joint Venture,” of Item 8, “Financial Statements and Supplementary Data.”

Other

The Other reporting segment consists of the operating results of Road Systems, a trailer manufacturer, and certain corporate activities for which the related income or expense has not been allocated to other reporting segments. Results in 2008 included expenses related to a variable executive-compensation plan that promotes synergistic inter-segment activities. The table below summarizes the operating results for the Other reporting segment:

	2009	2008	2007
	(Dollars in thousands)

Revenues
Road Systems	$20,442	$47,041	$41,020

Operating Income (Loss)
Road Systems	$(1,920)	$775	$667
Unallocated corporate operating income (loss)
Reinsurance activities	3,545	1,231	(480)
Corporate properties	(485)	(631)	(2,538)
Variable executive compensation	—	(2,616)	—
Other	417	(18)	41

	$1,557	$(1,259)	$(2,310)

Discontinued Operations

Net income (loss) applicable to common shareholders in the periods presented includes the results of discontinued operations, which related to the closure of Con-way Forwarding, the sale of MWF, the shut-down of EWA and its terminated Priority Mail contract with the USPS, and to the spin-off of CFC, as more fully discussed in Note 4, “Discontinued Operations,” of Item 8, “Financial Statements and Supplementary Data.” The table below summarizes results of discontinued operations for the years ended December 31:

	2009	2008	2007
	(Dollars in thousands except per share amounts)

Discontinued Operations, net of tax Gain (Loss) from Disposal	$—	$8,326	$(863)

Earnings (Loss) per diluted share Gain (Loss) from Disposal	$—	$0.17	$(0.02)

Liquidity and Capital Resources

Cash and cash equivalents increased to $476.6 million at December 31, 2009 from $278.3 million at December 31, 2008, as $276.7 million provided by operating activities exceeded $40.7 million used in investing activities and $37.8 million used in financing activities. Cash provided by operating activities came primarily from net income after adjustment for non-cash items. Cash used in investing activities primarily reflects capital expenditures. Cash used in financing activities was due primarily to the repayment of debt and dividend payments.

	2009	2008	2007
	(Dollars in thousands)

Operating Activities
Net income (loss)	$(107,747)	$73,749	$152,912
Discontinued operations	—	(8,326)	863
Non-cash adjustments(1)	382,338	320,487	222,928
Changes in assets and liabilities	2,061	(84,744)	(2,830)

Net Cash Provided by Operating Activities	276,652	301,166	373,873

Net Cash Used in Investing Activities	(40,678)	(172,942)	(757,166)

Net Cash Provided by (Used in) Financing Activities	(37,818)	(35,376)	295,239

Net Cash Provided by (Used in) Continuing Operations	198,156	92,848	(88,054)
Net Cash Provided by Discontinued Operations	166	9,107	4,313

Increase (Decrease) in Cash and Cash Equivalents	$198,322	$101,955	$(83,741)

(1)	“Non-cash adjustments” refer to depreciation, amortization, impairment charges, restructuring activities, deferred income taxes, provision for uncollectible accounts, loss from equity-method investment, and other non-cash income and expenses.

Continuing Operations

Operating Activities

The most significant items affecting the comparison of Con-way’s operating cash flows for the periods presented are summarized below:

2009 Compared to 2008

In 2009, net income, excluding discontinued operations and non-cash adjustments, decreased $111.3 million from 2008. Non-cash adjustments were $382.3 million in 2009, a $61.9 million increase from 2008, primarily due to an increase in asset-impairment charges.

Changes in employee benefits, accrued income taxes, receivables and accrued incentive compensation increased operating cash flow in 2009 when compared to the prior year, but were partially offset by a decrease in operating cash flow associated with accrued liabilities (excluding employee benefits and incentive compensation).

In 2009, employee benefits provided $0.3 million compared to $41.4 million used in 2008. The variation in employee benefits reflects the recognition of net periodic benefit expense for qualified pension plans in 2009, compared to net periodic benefit income earned in 2008. The cash flows associated with the qualified pension plans also reflect funding contributions of $17.3 million and $10.0 million in 2009 and 2008, respectively. Employee benefits cash flows also reflect a change in the funding method for contributions to the defined contribution retirement plan. As detailed in Note 12, “Employee Benefit Plans,” of Item 8, Financial Statements and Supplementary Data,” Con-way used repurchased common stock to fund $23.3 million in contributions to the defined contribution retirement plan in 2009.

Accrued income taxes provided $21.2 million in 2009, compared to $19.2 million used in the same prior-year period, reflecting variations in Con-way’s current income tax provision, as well as variations in income tax refunds and payments. In 2009, Con-way received $10.2 million of net income tax refunds, and in 2008, Con-way made net income tax payments of $46.7 million.

In 2009, receivables provided $9.2 million due primarily to decreased trade accounts receivable at the Logistics segment partially offset by increased trade accounts receivable at the Freight segment. In 2008, receivables used $26.5 million due primarily to increased trade accounts receivable at the Logistics segment partially offset by decreased trade accounts receivable at the Freight and Truckload segments.

The change in accrued incentive compensation provided $4.6 million in 2009, compared to $19.7 million used in 2008. Changes in accrued incentive compensation primarily reflect lower payments in 2009 compared to 2008 due to changes in Con-way’s payment schedule. For the 2009 award year, Con-way paid all incentive compensation in the February following the award year. Prior to the change, partial payments were made in December of the award year and in February of the following year.

Changes in accrued liabilities used $41.8 million in 2009, compared to $22.2 million provided in 2008, due primarily to changes in the liability for compensated absences. In 2009, the liability for compensated absences decreased as a result of the reductions in compensated-absences benefits and salary and wage reductions in connection with cost-reduction measures. Cash provided by changes in accrued liabilities in 2008 reflects an increase in accrued interest on the 7.25% Senior Notes issued in December 2007.

2008 Compared to 2007

In 2008, net income, excluding discontinued operations and non-cash adjustments, increased $9.2 million from 2007. Non-cash adjustments were $320.5 million in 2008, a $97.6 million increase from 2007, primarily due to increased depreciation following the acquisition of CFI in the second half of 2007, and asset-impairment charges.

Changes in accrued income taxes, accrued incentive compensation, employee benefits and receivables reduced operating cash flow in 2008 when compared to the prior year, but were partially offset by an increase in operating cash flow associated with self-insurance accruals and accrued liabilities.

Accrued income taxes used $19.2 million in 2008, compared to $23.4 million provided in 2007 due primarily to tax refunds received in 2007.

The change in accrued incentive compensation balances used $19.7 million in 2008, compared to $4.8 million provided in 2007. In 2008, payments for incentive compensation exceeded expense accruals, while in 2007, expense accruals exceeded payments.

In 2008, employee benefits used $41.4 million compared to $19.4 million used in 2007. The variation in cash used by employee benefits reflects the effect of defined contribution plan amendments effective on January 1, 2007, which resulted in a $20.4 million increase in the plan-related liability for 2007. In both periods, the use of cash associated with the changes in employee benefit assets and liabilities also reflects net benefit income earned from the qualified pension plans, funding contributions to the defined benefit pension plans and benefit payments associated with the non-qualified pension plans, partially offset by expense recognized from the non-qualified plans.

Receivables used $26.5 million in 2008, compared to $8.3 million used in 2007 due primarily to increased receivables at the Logistics segment.

The increase in accrued liabilities provided $22.2 million in 2008 compared to $10.7 million provided in 2007. Increases in accrued liabilities primarily reflect increases in accrued interest on the 7.25% Senior Notes issued in December 2007 and unearned revenue related to a logistics contract, partially offset by a decline in wages and salaries payable.

Investing Activities

The most significant items affecting the comparison of Con-way’s investing cash flows for the periods presented are summarized below:

In 2009, capital expenditures were $68.2 million, compared with $234.4 million in 2008 and $139.4 million in 2007. Capital expenditures in 2009 decreased $166.2 million from the prior-year period due primarily to lower tractor and trailer expenditures, which reflected a lower 2009 capital-expenditure plan in connection with Con-way’s cash-conservation efforts. Lower reported capital expenditures in 2009 also reflect $50.0 million of tractors acquired with capital-lease financing. As a non-cash activity, the acquisition of equipment under a capital lease is not reported as a capital expenditure. In 2008, capital expenditures increased $95.0 million due primarily to increased tractor and trailer expenditures at the Truckload segment.

In 2007, Con-way used $752.3 million to purchase CFI, $28.6 million to purchase Cougar Logistics and $59.0 million to purchase Chic Logistics.

Con-way received sale-related proceeds of $32.7 million in 2009, $49.2 million in 2008 and $79.7 million in 2007. Proceeds in 2009 and 2008 reflect sale-leaseback transactions in which $17.3 million was received from the sale of revenue equipment in 2009 and $40.4 million was received from the sale of two Logistics’ warehouses in 2008, as more fully discussed in Note 9, “Leases,” of Item 8, “Financial Statements and Supplementary Data.” In 2007, Con-way received proceeds of $51.9 million from the sale of Con-way’s membership interest in Vector and $27.8 million from sales of property and equipment.

Cash provided by the net proceeds from the sale of marketable securities provided $0.4 million in 2009, $22.5 million in 2008 and $154.5 million in 2007. In 2007, net proceeds from the sale of marketable securities reflect Con-way’s sale of marketable securities to partially fund the acquisition of CFI in August 2007.

Financing Activities

The most significant items affecting the comparison of Con-way’s financing cash flows for the periods presented are summarized below:

In 2009 and 2008, Con-way used $22.4 million and $22.7 million, respectively, for the repayment of debt obligations, primarily for the repayment of the Primary DC Plan Notes, which matured in January 2009. In 2007, proceeds from the issuance of debt, net of debt repayments, provided $402.4 million. In August 2007, Con-way entered into a bridge-loan facility and borrowed $425 million to partially fund the acquisition of CFI. In December 2007, Con-way issued $425 million of 7.25% Senior Notes due 2018 and used the net proceeds and cash on hand to repay the amounts outstanding under the bridge-loan facility.

In 2007, Con-way made common stock repurchases of $89.9 million under repurchase programs authorized by Con-way’s Board of Directors.

As detailed in Note 12, “Employee Benefit Plans,” of Item 8, Financial Statements and Supplementary Data,” in 2009 Con-way used repurchased common stock to fund $23.3 million in contributions to the defined contribution retirement plan and $3.2 million of preferred dividends.

Contractual Cash Obligations

The table below summarizes contractual cash obligations for Con-way as of December 31, 2009. Some of the amounts in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, and other factors. Because of these estimates and assumptions, the actual future payments may vary from those reflected in the table. Certain liabilities, including those related to self-insurance accruals, are reported in Con-way’s consolidated balance sheets but not reflected in the table below due to the absence of stated due dates.

		Payments Due by Period
					2015 &
	Total	2010	2011-2012	2013-2014	Thereafter
	(Dollars in thousands)

Long-term debt	$1,689,701	$259,824	$103,261	$101,824	$1,224,792
Operating leases	228,833	71,395	91,829	38,417	27,192
Capital leases	55,339	10,462	25,251	19,626	—
Employee benefit plans	124,730	11,520	23,701	24,621	64,888

Total	$2,098,603	$353,201	$244,042	$184,488	$1,316,872

As presented above, contractual obligations on long-term debt and guarantees represent principal and interest payments. The amounts representing principal and a portion of interest payable in 2010 are reported in the consolidated balance sheets. At December 31, 2009, Con-way’s $200 million 8 7/8% Notes due in May 2010 were classified as current liabilities in the consolidated balance sheets. Consistent with Con-way’s objective to reduce its total debt balance, Con-way will retire these notes upon maturity.

Contractual obligations for operating leases represent the payments under the lease arrangements. In accordance with accounting principles generally accepted in the U.S. (“GAAP”), future operating lease payments are not included in Con-way’s consolidated balance sheets. The future payments related to capital leases include the stated amounts of residual-value guarantees.

The employee benefit plan-related cash obligations in the table represent estimated payments under Con-way’s non-qualified defined benefit pension plans and postretirement medical plan through December 31, 2019. Expected benefit payments for Con-way’s qualified defined benefit pension plans are not included in the table, as these benefits will be satisfied by the use of plan assets. Con-way expects to make a discretionary contribution of $25.0 million to its qualified defined benefit pension plans in 2010; however, this could change based on variations in interest rates, asset returns, Pension Protection Act (“PPA”) requirements and other factors.

In 2009, Con-way initiated a project to outsource a significant portion of its information-technology infrastructure function and a small portion of its administrative and accounting functions. In connection with this outsourcing initiative, Con-way expects to enter into agreements with third-party service providers in the first quarter of 2010. Estimated payments to the third-party providers are expected to be $15 million in 2010. The average annual payments are estimated to be $40 million from 2011 to 2016, when the agreements are expected to expire. The payments made to the third-party service providers are expected to be more than offset by cost savings resulting from headcount reductions and lower expenses for operating and maintaining Con-way’s technology platforms.

In 2010, Con-way anticipates capital and software expenditures of approximately $125 million, net of asset dispositions, primarily for the acquisition of tractor equipment. Con-way’s actual 2010 capital expenditures may differ from the estimated amount depending on factors such as availability and timing of delivery of equipment. The planned expenditures do not represent contractual obligations at December 31, 2009. In addition, Con-way expects to enter into $35 million of capital leases for the acquisition of tractor equipment during 2010.

The contractual obligations reported above exclude Con-way’s liability of $22.0 million for unrecognized tax benefits, which are more fully discussed in Note 10, “Income Taxes,” of Item 8, “Financial Statements and Supplementary Data.”

Letters of credit outstanding under Con-way’s credit facilities, as described below under “Capital Resources and Liquidity Outlook,” are generally required under self-insurance programs and do not represent additional liabilities as the underlying self-insurance accruals are already included in Con-way’s consolidated balance sheets.

For further discussion, see Note 8, “Debt and Other Financing Arrangements,” Note 9, “Leases,” Note 10, “Income Taxes,” and Note 12, “Employee Benefit Plans,” of Item 8, “Financial Statements and Supplementary Data.”

Capital Resources and Liquidity Outlook

Con-way’s capital requirements relate primarily to the acquisition of revenue equipment to support growth and/or replacement of older equipment with newer equipment. In funding these capital expenditures and meeting working-capital requirements, Con-way utilizes various sources of liquidity and capital, including cash and cash equivalents, cash flow from operations, credit facilities and access to capital markets. Con-way may also manage its liquidity requirements and cash-flow generation by varying the timing and amount of capital expenditures, as more fully discussed above under “Contractual Cash Obligations,” and by implementing cost-reduction initiatives, as more fully discussed under “Results of Operations — Overview.” Con-way also has the ability to implement additional cost-reduction initiatives in the future. The nature, timing and extent of these initiatives depend largely on future market conditions and Con-way’s financial condition, results of operations and cash flows.

Con-way has a $400 million revolving credit facility that matures on September 30, 2011. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to $400 million. At December 31, 2009, no borrowings were outstanding under the revolving credit facility; however, $188.7 million of letters of credit were outstanding, with $211.3 million of available capacity for additional letters of credit or cash borrowings. The revolving facility is guaranteed by certain of Con-way’s material domestic subsidiaries and contains two financial covenants: (i) a leverage ratio and (ii) a fixed-charge coverage ratio. At December 31, 2009, Con-way was in compliance with the revolving credit facility’s financial covenants and expects to remain in compliance through December 31, 2010 and thereafter.

Con-way had other uncommitted unsecured credit facilities totaling $56.1 million at December 31, 2009, which are available to support short-term borrowings, letters of credit, bank guarantees, and overdraft facilities. A total of $34.6 million was outstanding under these facilities at December 31, 2009, leaving $21.5 million of available capacity.

At December 31, 2009, Con-way’s senior unsecured debt was rated as investment grade by Standard and Poor’s (BBB-), Fitch Ratings (BBB-), and Moody’s (Baa3), with each agency assigning an outlook of “negative.”

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

Defined Benefit Pension Plans

In the periods presented, employees of Con-way and its subsidiaries in the U.S. were covered under several retirement benefit plans, including several qualified and non-qualified defined benefit pension plans. Effective April 30, 2009, Con-way amended its primary defined benefit pension plan to permanently curtail benefits. Prior to the amendment, future retirement benefits considered participants’ eligible compensation increases through 2016. In connection with the curtailment, Con-way re-measured its plan-related assets and liabilities as of April 30, 2009.

Significant assumptions

The amount recognized as pension expense (income) and the accrued pension asset (liability) for Con-way’s defined benefit pension plans depend upon a number of assumptions and factors, the most significant being the discount rate used to measure the present value of pension obligations and the expected rate of return on plan assets for the funded qualified plans. Con-way assesses its plan assumptions for the discount rate, expected rate of return on plan assets, and other significant assumptions on a periodic basis, but concludes on those assumptions at the actuarial plan measurement date. Con-way’s most significant assumptions used in determining pension expense (income) for the periods presented and for 2010 are summarized below.

	2010	2009	2008	2007

Weighted-average assumptions:
Discount rate on plan obligations	6.05%	6.10%	6.60%	5.95%
Discount rate on plan obligations — curtailment	N/A	7.85%	N/A	N/A
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%	8.50%

Discount Rate.  In determining the appropriate discount rate, Con-way is assisted by actuaries who utilize a yield-curve model based on a universe of high-grade corporate bonds (rated Aa or better by Moody’s rating service). The model employs cash flows that match Con-way’s expected benefit payments in future years. If all other factors were held constant, a 0.25% decrease (increase) in the discount rate would result in an estimated $44 million increase (decrease) in the cumulative unrecognized actuarial loss at December 31, 2009, and the related loss or credit would be amortized to future-period earnings as described below.

Rate of Return on Plan Assets.  For its qualified funded defined benefit pension plans, Con-way evaluates its expected rate of return on plan assets based on current market expectations and historical returns. The rate of return is based on an expected 20-year return on the current asset allocation and the effect of actively managing the plan, net of fees and expenses. Using year-end plan asset values, a 0.25% decrease (increase) in the expected rate of return on plan assets would result in an estimated $2 million increase (decrease) in 2010 annual pension expense.

As a result of the recent plan change that curtailed benefits, Con-way may change its asset allocation to lower the percentage of investments in equity securities and increase the percentage of investments in fixed-income securities. The effect of such a change may result in a reduction to the long-term rate of return on plan assets and an increase in future pension expense consistent with the sensitivity described above, if and when the change occurs.

Actuarial gains and losses

Differences between the expected and actual rate of return on plan assets and/or changes in the discount rate may result in cumulative unrecognized actuarial gains or losses. For Con-way’s defined benefit pension plans, accumulated unrecognized actuarial losses declined to $397.3 million at December 31, 2009 from $611.4 million at December 31, 2008. The decrease in these amounts primarily reflects investment gains due to the positive returns in the equity markets during 2009 and the April 30, 2009 plan curtailment. Any portion of the unrecognized actuarial gain (loss) outside of a corridor amount must be amortized and recognized as expense (income) over the estimated average remaining life expectancy of active plan participants.

Effect on operating results

The effect of the defined benefit pension plans on Con-way’s operating results consist primarily of the net effect of the interest cost on plan obligations for the qualified and non-qualified defined benefit pension plans, the expected return on plan assets for the funded qualified defined benefit pension plans and the amortization of unrecognized actuarial gain or loss in excess of the corridor. Con-way estimates that the defined benefit pension plans will result in annual expense of $5.2 million in 2010. For its defined benefit pension plans, Con-way recognized annual expense of $28.4 million in 2009 compared to income of $23.1 million and $24.8 million in 2008 and 2007, respectively.

Funding

Con-way periodically reviews the funded status of its qualified defined benefit pension plans and makes contributions from time to time as necessary to comply with the funding requirements of the PPA. In determining the amount and timing of its pension contributions, Con-way considers both the PPA- and GAAP-based measurements of funded status as well as the tax deductibility of contributions. Con-way made contributions of $17.3 million and $10.0 million to its defined benefit pension plans in 2009 and 2008, respectively, and in 2010, expects to make a discretionary contribution of $25.0 million. Con-way’s estimate of its defined benefit plan contribution is subject to change based on variations in interest rates, asset returns, PPA requirements and other factors.

The April 30, 2009 plan changes are expected to reduce funding of the primary defined benefit pension plan that otherwise would have been required without the plan amendments. However, significant declines in asset values may require contribution levels larger than previously anticipated.

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

Revenue Recognition

Con-way Freight recognizes revenue between reporting periods based on relative transit time in each period and recognizes expense as incurred. Con-way Truckload recognizes revenue and related direct costs when the shipment is delivered. Menlo Worldwide Logistics recognizes revenue under the proportional-performance model based on the service outputs delivered to the customer.

Critical revenue-related policies and estimates for Con-way Freight and Con-way Truckload include those related to revenue adjustments and uncollectible accounts receivable. Critical revenue-related policies and estimates for Menlo Worldwide Logistics include those related to uncollectible accounts receivable, measuring the proportion of service provided to customers, and gross- or net-basis revenue recognition. Con-way believes that its revenue recognition policies are appropriate and that its use of revenue-related estimates and judgments provide a reasonable approximation of the actual revenue earned.

Estimated revenue adjustments

Generally, the pricing assessed by companies in the transportation industry is subject to subsequent adjustment due to several factors, including weight and freight-classification verifications and pricing discounts. Revenue adjustments are estimated based on revenue levels and historical experience.

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

Proportional performance of service outputs

For certain customer contracts, Menlo Worldwide Logistics makes estimates when measuring the proportion of service outputs delivered to the customer, including services provided under performance-based incentive arrangements.

Gross- or net-basis revenue recognition

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

The depreciation of property, plant and equipment over their estimated useful lives and the determination of any salvage value require management to make judgments about future events. Con-way periodically evaluates whether changes to estimated useful lives or salvage values are necessary to ensure these estimates accurately reflect the economic use of the assets. Con-way’s periodic evaluation may result in changes in the estimated lives and/or salvage values used to depreciate its assets, which can affect the amount of periodic depreciation expense recognized and, ultimately, the gain or loss on the disposal of the asset. In Con-way’s recent periodic evaluation, the estimated useful lives for revenue equipment were extended in response to planned capital expenditure levels. As a result of the revised estimates, Con-way Freight extended the estimated useful life for most of its tractors to 10 years from 8 years, which is expected to result in a $12 million decrease in 2010 depreciation expense, and extended the estimated useful life for its trailers to 14 years from 13 years, which is expected to result in a $2 million decrease in 2010 depreciation expense. Also effective in 2010, Con-way Truckload extended the estimated useful life for its tractors to 6 years from 4 years, and decreased the associated estimated salvage values. As a result of these changes at Con-way Truckload, depreciation expense is expected to increase $4 million in 2010. Typically, an increase in useful lives for revenue equipment is accompanied by an increase in maintenance expenses.

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

Goodwill

Goodwill is recorded as the excess of the acquired entity’s purchase price over the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed. Goodwill is not amortized but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The assessment requires the comparison of the fair value of a reporting unit to the carrying value of its net assets, including allocated goodwill. If the carrying value of the reporting unit exceeds its fair value, Con-way must then compare the implied fair value of reporting-unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting-unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Con-way tests for impairment of goodwill annually (with a measurement date of November 30) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Each quarter, Con-way considers events that may trigger an impairment of goodwill, including such factors as changes in the total company market value compared to underlying book value, and significant adverse changes that may impact reporting segments or underlying reporting units. A reporting unit for goodwill impairment purposes, such as is the case with acquired businesses formerly called Chic Logistics and Cougar Logistics, may be components of a reporting segment that independently generate revenues and have discrete financial information that is regularly reviewed by management.

Con-way uses multiple valuation methods when possible to determine the fair value of a reporting unit. The methods used include the use of public-company multiples, precedent transactions and discounted cash flow models, and may vary depending on the availability of information. In any of the valuation methods, assumptions used to determine the fair value of reporting units may significantly impact the result. The key assumptions used in discounted cash flow models are cash flow projections involving forecasted revenues and expenses, capital expenditures, working capital changes, and the discount rate and the terminal growth rate applied to projected cash flows. Cash flow projections are developed from Con-way’s annual planning process. The discount rate equals the estimated weighted-average cost of capital for the reporting unit from a market-participant perspective. Terminal growth rates are based on inflation assumptions adjusted for factors that may impact future growth such as industry-specific expectations. These estimates and assumptions may be incomplete or inaccurate because of unanticipated events and circumstances. As a result, changes in assumptions and estimates related to goodwill could have a material effect on Con-way’s valuation result, and accordingly, its financial condition or results of operations. The following discusses the 2009 annual impairment tests for each unit with significant goodwill:

Truckload

Con-way Truckload had $329.8 million of goodwill at December 31, 2009. For the valuation of Con-way Truckload, Con-way applied two equally weighted methods: public-company multiples and discounted cash flow models. In the assessment of Con-way Truckload’s goodwill, the fair value of the reporting unit exceeded its carrying value by 11% or approximately $63 million. A 1.0% change in the assumed discount rate would result in a $20 million change in fair value and a 1.0% change in the assumed terminal growth rate would result in a $6 million change in fair value. The discounted cash flow models used in the valuation of Con-way Truckload include assumptions for revenue growth and improved margins that result in a 7% annual increase in net income over the next five years. In 2009, the truckload industry segment was adversely affected by excess capacity and competitive pricing. If these conditions deteriorate, the fair value of the reporting unit could be adversely affected.

Logistics

Chic Logistics had $16.4 million of goodwill at December 31, 2009. For the valuation of Chic Logistics, Con-way applied discounted cash flow models. In the assessment of Chic Logistics’ goodwill in the fourth quarter of 2009, the fair value of the reporting unit exceeded its carrying value by 15%, or approximately $1 million. Given the small difference between the fair value and carrying value, an adverse change in discount rate or future results from those forecasted in the discounted cash flow models could result in a lower fair value and an impairment of goodwill. Considering Chic Logistics’ historical operating losses, there is a degree of uncertainty relating to the future results forecasted in the discounted cash flow models.

Cougar Logistics, which had $6.7 million of goodwill at December 31, 2009, is not at risk of having its carrying value exceed the fair value of the reporting unit.

Con-way concluded that the goodwill of its reporting units was not impaired as of December 31, 2009. Given the difference between the fair values and carrying amounts discussed above, Con-way may be required to evaluate goodwill for impairment prior to its annual measurement date if industry conditions worsen or if Con-way’s market capitalization declines materially.

Disposition and Restructuring Activities

As more fully discussed in Note 3, “Restructuring Activities,” and Note 4, “Discontinued Operations,” of Item 8, “Financial Statements and Supplementary Data,” Con-way’s management made significant estimates and assumptions in connection with the disposition of MWF, EWA, and Con-way Forwarding and with the restructuring of business units in the Freight and Truckload reporting segments. Actual results could differ from estimates and could affect related amounts reported in the financial statements.

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

	December 31
	2009	2008
	(Dollars in thousands)

Carrying value	$921,606	$950,024
Estimated fair value	970,000	900,000
Change in estimated fair value given a hypothetical 10% change in interest rates	43,000	48,000

Con-way invests in cash-equivalent investments and marketable securities that earn investment income. Con-way’s investment income was $2.4 million in 2009, $5.7 million in 2008 and $19.0 million in 2007. The potential change in annual investment income resulting from a hypothetical 10% change to variable interest rates would not exceed $2 million for any of the periods presented.

Fuel

Con-way is exposed to the effects of changes in the price and availability of diesel fuel, as more fully discussed in Item 1A, “Risk Factors.” Con-way does not currently use derivative financial instruments to manage the risk associated with changes in the price of diesel fuel.

Foreign Currency

The assets and liabilities of Con-way’s foreign subsidiaries are denominated in foreign currencies, which create exposure to changes in foreign currency exchange rates. Con-way does not currently use derivative financial instruments to manage foreign currency risk.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Con-way Inc.:

We have audited the accompanying consolidated balance sheets of Con-way Inc. (the Company) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Con-way Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Portland, Oregon
February 26, 2010

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Con-way Inc.

Consolidated Balance Sheets

	December 31,
	2009	2008
	(Dollars in thousands)

Assets
Current Assets
Cash and cash equivalents	$476,575	$278,253
Trade accounts receivable, net	494,075	516,910
Other accounts receivable	32,489	51,576
Operating supplies, at lower of average cost or market	18,290	24,102
Prepaid expenses and other assets	42,803	42,278
Deferred income taxes	12,662	37,963

Total Current Assets	1,076,894	951,082

Property, Plant and Equipment
Land	194,963	194,330
Buildings and leasehold improvements	809,460	803,511
Revenue equipment	1,373,148	1,350,514
Other equipment	286,629	292,761

	2,664,200	2,641,116
Accumulated depreciation	(1,288,927)	(1,169,160)

Net Property, Plant and Equipment	1,375,273	1,471,956

Other Assets
Deferred charges and other assets	38,524	43,012
Capitalized software, net	22,051	29,345
Marketable securities	6,691	6,712
Intangible assets, net	23,126	27,336
Goodwill	353,658	487,956
Deferred income taxes	—	54,308

	444,050	648,669

Total Assets	$2,896,217	$3,071,707

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.

Consolidated Balance Sheets

	December 31,
	2009	2008
	(Dollars in thousands except per share data)

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$272,285	$273,784
Accrued liabilities	210,316	258,350
Self-insurance accruals	87,742	94,663
Short-term borrowings	10,325	7,480
Current maturities of long-term debt and capital leases	210,816	23,800

Total Current Liabilities	791,484	658,077
Long-Term Liabilities
Long-term debt and guarantees	719,501	926,224
Long-term obligations under capital leases	41,288	—
Self-insurance accruals	156,939	152,435
Employee benefits	439,899	659,508
Other liabilities and deferred credits	44,516	49,871
Deferred income taxes	15,861	—

Total Liabilities	2,209,488	2,446,115

Commitments and Contingencies (Notes 4, 9, 10 and 14)
Shareholders’ Equity
Preferred stock, no par value; authorized 5,000,000 shares:
Series B, 8.5% cumulative, convertible, $.01 stated value; designated
1,100,000 shares; issued zero and 523,911 shares, respectively	—	5
Additional paid-in capital, preferred stock	—	79,681
Deferred compensation, defined contribution retirement plan	—	(10,435)

Total Preferred Shareholders’ Equity	—	69,251

Common stock, $.625 par value; authorized 100,000,000 shares; issued
62,512,456 and 62,379,868 shares, respectively	38,971	38,851
Additional paid-in capital, common stock	567,584	584,229
Retained earnings	890,915	1,020,930
Cost of repurchased common stock (13,287,693 and 16,522,563 shares,
respectively)	(575,219)	(713,095)

Total Common Shareholders’ Equity	922,251	930,915

Accumulated Other Comprehensive Loss	(235,522)	(374,574)

Total Shareholders’ Equity	686,729	625,592

Total Liabilities and Shareholders’ Equity	$2,896,217	$3,071,707

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.

Statements of Consolidated Operations

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands except per share data)

Revenues	$4,269,239	$5,036,817	$4,387,363

Costs and Expenses
Salaries, wages and other employee benefits	1,907,697	2,047,122	1,900,681
Purchased transportation	983,432	1,208,187	1,049,906
Fuel and fuel-related taxes	359,037	574,972	359,486
Other operating expenses	418,015	445,180	371,056
Depreciation and amortization	192,411	208,251	167,146
Maintenance	129,845	133,175	112,906
Rents and leases	99,244	93,594	79,151
Purchased labor	67,820	72,045	65,163
Loss from impairment of goodwill and intangible assets	134,813	37,796	—
Restructuring charges	2,853	23,873	14,716
Loss from equity investment	—	—	2,699

	4,295,167	4,844,195	4,122,910

Operating Income (Loss)	(25,928)	192,622	264,453

Other Income (Expense)
Investment income	2,358	5,672	19,007
Interest expense	(64,440)	(62,936)	(42,805)
Miscellaneous, net	(2,259)	(441)	1,991

	(64,341)	(57,705)	(21,807)

Income (Loss) from Continuing Operations Before Income Tax Provision	(90,269)	134,917	242,646
Income Tax Provision	17,478	69,494	88,871

Income (Loss) from Continuing Operations	(107,747)	65,423	153,775

Discontinued Operations, net of tax
Gain (Loss) from Disposal	—	8,326	(863)

Net Income (Loss)	(107,747)	73,749	152,912
Preferred Stock Dividends	3,189	6,788	6,960

Net Income (Loss) Applicable to Common Shareholders	$(110,936)	$66,961	$145,952

Net Income (Loss) From Continuing Operations Applicable to Common Shareholders	$(110,936)	$58,635	$146,815

Weighted-Average Common Shares Outstanding
Basic	47,525,862	45,427,317	45,318,740
Diluted	47,525,862	48,619,292	48,327,784
Earnings (Loss) Per Common Share
Basic
Net Income (Loss) from Continuing Operations	$(2.33)	$1.29	$3.24
Gain (Loss) from Disposal	—	0.18	(0.02)

Net Income (Loss) Applicable to Common Shareholders	$(2.33)	$1.47	$3.22

Diluted
Net Income (Loss) from Continuing Operations	$(2.33)	$1.23	$3.06
Gain (Loss) from Disposal	—	0.17	(0.02)

Net Income (Loss) Applicable to Common Shareholders	$(2.33)	$1.40	$3.04

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.

Statements of Consolidated Cash Flows

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Cash and Cash Equivalents, Beginning of Year	$278,253	$176,298	$260,039

Operating Activities
Net income (loss)	(107,747)	73,749	152,912
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Discontinued operations, net of tax	—	(8,326)	863
Depreciation and amortization, net of accretion	185,428	202,449	162,293
Non-cash compensation and employee benefits	34,821	17,090	21,921
Increase in deferred income taxes	7,987	37,484	26,500
Provision for uncollectible accounts	8,007	10,979	3,343
Loss from equity investment	—	—	2,699
Loss from impairment of goodwill and intangible assets	134,813	37,796	—
Loss from restructuring activities	3,360	11,540	7,380
Loss (Gain) from sales of property and equipment, net	7,922	3,149	(1,208)
Changes in assets and liabilities, net of acquisitions:
Receivables	9,154	(26,499)	(8,291)
Prepaid expenses	(808)	320	3,860
Accounts payable	2,008	(3,392)	(5,125)
Accrued incentive compensation	4,576	(19,728)	4,782
Accrued liabilities, excluding accrued incentive compensation and employee benefits	(41,810)	22,208	10,718
Self-insurance accruals	(2,417)	16,955	(642)
Accrued income taxes	21,163	(19,233)	23,393
Employee benefits	327	(41,376)	(19,373)
Deferred charges and credits	4,418	(6,771)	(3,307)
Other	5,450	(7,228)	(8,845)

Net Cash Provided by Operating Activities	276,652	301,166	373,873

Investing Activities
Capital expenditures	(68,207)	(234,430)	(139,429)
Software expenditures	(5,593)	(10,235)	(12,124)
Proceeds from sales of property and equipment	15,398	8,841	27,758
Proceeds from sale-leaseback transaction	17,310	40,380	—
Proceeds from sale of equity investment	—	—	51,900
Acquisitions, net of cash acquired	—	—	(839,796)
Purchases of marketable securities	(164,077)	(25,500)	(496,295)
Proceeds from sales of marketable securities	164,491	48,002	650,820

Net Cash Used in Investing Activities	(40,678)	(172,942)	(757,166)

Financing Activities
Net proceeds from issuance of debt	—	—	846,049
Repayment of debt and guarantees	(22,400)	(22,704)	(443,635)
Net proceeds from short-term borrowings	2,832	2,071	—
Proceeds from exercise of stock options	4,171	10,149	8,229
Excess tax benefit from stock option exercises	165	755	583
Payments of common dividends	(19,079)	(18,274)	(18,191)
Payments of preferred dividends	(3,507)	(7,373)	(7,931)
Repurchases of common stock	—	—	(89,865)

Net Cash Provided by (Used in) Financing Activities	(37,818)	(35,376)	295,239

Net Cash Provided by (Used in) Continuing Operations	198,156	92,848	(88,054)

Discontinued Operations
Net Cash Provided by Operating Activities	166	9,107	4,313

Increase (Decrease) in Cash and Cash Equivalents	198,322	101,955	(83,741)

Cash and Cash Equivalents, End of Year	$476,575	$278,253	$176,298

Supplemental Disclosure
Cash paid (refunded) for income taxes, net	$(10,164)	$46,655	$35,210

Cash paid for interest, net of amounts capitalized	$69,313	$56,090	$47,555

Non-cash Investing and Financing Activities
Capital lease incurred to acquire revenue equipment	$49,999	$—	$—

Repurchased common stock issued under defined contribution plan	$23,316	$—	$—

Repurchased common stock issued for payment of preferred dividends	$3,189	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.

Statements of Consolidated Shareholders’ Equity

									Accumulated
	Preferred Stock Series B		Common Stock		Additional			Repurchased	Other
	Number of		Number of		Paid-in	Deferred	Retained	Common	Comprehensive	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Stock	Loss	Income (Loss)
	(Dollars in thousands except per share data)

Balance, December 31, 2006	603,816	$6	61,616,649	$38,434	$641,101	$(31,491)	$847,068	$(638,929)	$(115,410)
Net income	—	—	—	—	—	—	152,912	—	—	$152,912
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	699	699
Employee benefit plans
Actuarial gain, net of deferred tax of $52,957	—	—	—	—	—	—	—	—	82,831	82,831
Prior-service credit, net of deferred tax of $1,525	—	—	—	—	—	—	—	—	2,386	2,386

Comprehensive income										$238,828

Exercise of stock options, including tax benefits of $1,530	—	—	247,657	155	9,604	—	—	—	—
Share-based compensation, including tax benefits of $110	—	—	50,189	26	11,326	—	—	(308)	—
Primary DC Plan deferred compensation	—	—	—	—	—	10,686	—	—	—
Repurchased common stock issued for conversion of preferred stock	(42,818)	—	—	—	(8,519)	—	—	8,519	—
Treasury stock repurchases	—	—	—	—	—	—	—	(89,865)	—
Common dividends declared ($.40 per share)	—	—	—	—	—	—	(18,191)	—	—
Series B, Preferred dividends ($12.93 per share), net of tax benefits of $691	—	—	—	—	—	—	(6,960)	—	—
Adjustment to initially apply SFAS 158 — measurement provision, net of deferred tax of $8,321	—	—	—	—	—	—	(2,586)	—	15,602

Balance, December 31, 2007	560,998	$6	61,914,495	$38,615	$653,512	$(20,805)	$972,243	$(720,583)	$(13,892)
Net income	—	—	—	—	—	—	73,749	—	—	$73,749
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(1,704)	(1,704)
Employee benefit plans
Actuarial loss, net of deferred tax of $228,626	—	—	—	—	—	—	—	—	(357,752)	(357,752)
Prior-service credit, net of deferred tax of $477	—	—	—	—	—	—	—	—	(745)	(745)
Unrealized loss on available-for-sale security, net of deferred tax of $307	—	—	—	—	—	—	—	—	(481)	(481)

Comprehensive loss										$(286,933)

Exercise of stock options, including tax benefits of $1,551	—	—	323,870	203	11,497	—	—	—	—
Share-based compensation, net of tax of $41	—	—	141,503	33	6,662	—	—	(274)	—
Primary DC Plan deferred compensation	—	—	—	—	—	10,370	—	—	—
Repurchased common stock issued for conversion of preferred stock	(37,087)	(1)	—	—	(7,761)	—	—	7,762	—
Common dividends declared ($.40 per share)	—	—	—	—	—	—	(18,274)	—	—
Series B, Preferred dividends ($12.93 per share), net of tax benefits of $346	—	—	—	—	—	—	(6,788)	—	—

									Accumulated
	Preferred Stock Series B		Common Stock		Additional			Repurchased	Other
	Number of		Number of		Paid-in	Deferred	Retained	Common	Comprehensive	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Stock	Loss	Income (Loss)
	(Dollars in thousands except per share data)

Balance, December 31, 2008	523,911	$5	62,379,868	$38,851	$663,910	$(10,435)	$1,020,930	$(713,095)	$(374,574)
Net loss	—	—	—	—	—	—	(107,747)	—	—	$(107,747)
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	2,184	2,184
Employee benefit plans
Actuarial gain, net of deferred tax of $87,813	—	—	—	—	—	—	—	—	137,381	137,381
Prior-service credit, net of deferred tax of $477	—	—	—	—	—	—	—	—	(745)	(745)
Unrealized gain on available-for-sale security, net of deferred tax of $147	—	—	—	—	—	—	—	—	232	232

Comprehensive income										$31,305

Exercise of stock options, including tax benefits of $447	—	—	137,257	86	4,532	—	—	—	—
Share-based compensation, net of tax of $421	—	—	(4,669)	34	10,618	—	—	(110)	—
Primary DC Plan deferred compensation	—	—	—	—	—	10,435	—	—	—
Repurchased common stock issued for conversion of preferred stock	(30,691)	—	—	—	(8,913)	—	—	8,913	—
Repurchased common stock issued for redemption of preferred stock	(493,220)	(5)	—	—	(93,840)	—	—	93,845	—
Repurchased common stock issued for payment of preferred stock dividend	—	—	—	—	(800)	—	—	3,989	—
Repurchased common stock issued for 401k match	—	—	—	—	(7,923)	—	—	31,239	—
Common dividends declared ($.40 per share)	—	—	—	—	—	—	(19,079)	—	—
Series B, Preferred dividends ($12.93 per share), net of tax benefits of zero	—	—	—	—	—	—	(3,189)	—	—

Balance, December 31, 2009	—	$—	62,512,456	$38,971	$567,584	$—	$890,915	$(575,219)	$(235,522)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.

Notes to Consolidated Financial Statements

1.	Principal Accounting Policies

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

Estimates:  Management makes estimates and assumptions when preparing the financial statements in conformity with accounting principles generally accepted in the U.S. These estimates and assumptions affect the amounts reported in the accompanying financial statements and notes. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Such estimates relate to revenue-related adjustments, impairment of goodwill and long-lived assets, amortization and depreciation, income tax assets and liabilities, self-insurance accruals, pension plan and postretirement obligations, contingencies, and assets and liabilities recognized in connection with acquisitions, restructurings and dispositions.

Con-way evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Estimates and assumptions are adjusted when facts and circumstances dictate. Volatility in financial markets and changing levels of economic activity increase the uncertainty inherent in such estimates and assumptions. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Recognition of Revenues:  Con-way Freight recognizes revenue between reporting periods based on relative transit time in each period and recognizes expense as incurred. Con-way Truckload recognizes revenue and related direct costs when the shipment is delivered. Estimates for future billing adjustments to revenue, including those related to weight and freight-classification verification and pricing discounts, are recognized at the time of shipment. In September 2009, Con-way Freight obtained more precise and previously unavailable correction-activity data and, accordingly, revised its assumptions about the time period between the recognition of revenue and the subsequent revenue adjustments. As a result of this change in accounting estimate at the Freight segment, the allowance for revenue adjustments increased while both revenue and operating income decreased by $5.4 million in 2009. The change in estimate adversely affected net loss applicable to common shareholders by $3.3 million ($0.07 per diluted share) in 2009. The future-period effect of the change in accounting estimate is immaterial.

Menlo Worldwide Logistics recognizes revenue under the proportional-performance model based on the service outputs delivered to the customer. Revenue is recorded on a gross basis, without deducting third-party purchased transportation costs, on transactions for which Menlo Worldwide Logistics acts as a principal. Revenue is recorded on a net basis, after deducting purchased transportation costs, on transactions for which Menlo Worldwide Logistics acts as an agent.

Under certain Menlo Worldwide Logistics’ contracts, billings in excess of revenues recognized are recorded as unearned revenue. Unearned revenue is recognized over the contract period as services are provided. At December 31, 2009 and 2008, unearned revenue of $16.5 million and $15.1 million was reported in Con-way’s consolidated balance sheets as accrued liabilities. In addition, Menlo Worldwide Logistics has deferred certain direct and incremental costs related to the setup of logistics operations under long-term contracts. These deferred setup costs are recognized as expense over the contract term. These deferred setup costs of $14.5 million at December 31, 2009 and 2008 were reported in the consolidated balance sheets as deferred charges and other assets.

Cash Equivalents and Marketable Securities:  Cash equivalents consist of short-term interest-bearing instruments with maturities of three months or less at the date of purchase. At December 31, 2009 and 2008, cash-equivalent investments of $450.9 million and $264.9 million, respectively, consisted primarily of commercial paper, money-market funds and certificates of deposit.

Con-way classifies its marketable debt securities as available-for-sale and reports them at fair value. Changes in the fair value of available-for-sale securities are recognized in accumulated other comprehensive income or loss in shareholders’ equity, unless an unrealized loss is an other-than-temporary loss. If any portion of the unrealized loss is determined to be other than temporary, that portion of the loss is recognized in earnings. Con-way held available-for-sale marketable securities of $6.7 million at December 31, 2009 and 2008, respectively, which consisted mostly of one long-term available-for-sale auction-rate security, as more fully discussed in Note 6, “Fair-Value Measurements.”

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

	Balance at	Additions		Write-offs net of	Balance at End of
	Beginning of Period	Charged to Expense	Acquisitions	Recoveries	Period
	(Dollars in thousands)

2009	$5,248	$8,007	$—	$(9,799)	$3,456
2008	3,701	10,979	—	(9,432)	5,248
2007	3,590	3,343	947	(4,179)	3,701

In 2008, the provision for uncollectible accounts included $4.9 million related to an acquisition-related receivable.

Estimates for billing adjustments, including those related to weight and freight-classification verifications and pricing discounts, are also reported as a reduction to accounts receivable. Activity in the allowance for revenue adjustments is presented in the following table:

		Additions
	Balance at		Charged to Other		Balance at End of
	Beginning of Period	Charged to Expense	Accounts - Revenue	Write-offs	Period
	(Dollars in thousands)

2009	$13,758	$—	$83,122	$(82,426)	$14,454
2008	8,372	—	126,647	(121,261)	13,758
2007	10,848	—	71,984	(74,460)	8,372

Property, Plant and Equipment:  Property, plant and equipment are reported at historical cost and are depreciated primarily on a straight-line basis over their estimated useful lives, generally 25 years for buildings and improvements, 4 to 13 years for revenue equipment, and 3 to 10 years for most other equipment. Leasehold improvements and assets acquired under capital leases are amortized over the shorter of the terms of the respective leases or the useful lives of the assets, with the resulting expense reported as depreciation. Depreciation expense was $175.1 million in 2009, $188.4 million in 2008 and $152.7 million in 2007.

Con-way periodically evaluates whether changes to estimated useful lives are necessary to ensure that these estimates accurately reflect the economic use of the assets. In January 2009, Con-way Freight extended the estimated useful life of most of its tractors to 8 years from 7 years. As a result of this change, 2009 depreciation expense and net loss applicable to common shareholders decreased by $11.1 million and $6.7 million ($0.14 per diluted share), respectively.

In January 2010, Con-way Freight extended the estimated useful life for most of its tractors to 10 years from 8 years and extended the estimated useful life for its trailers to 14 years from 13 years. Also effective in 2010, Con-way Truckload extended the estimated useful life for its tractors to 6 years from 4 years, and decreased the associated estimated salvage values. As a result of these changes, depreciation expense is expected to decline by $10.0 million in 2010.

Expenditures for equipment maintenance and repairs are charged to operating expenses as incurred; betterments are capitalized. Gains (losses) on sales of equipment and property are recorded in other operating expenses.

Expenses associated with Con-way’s re-branding initiative were expensed as incurred and primarily classified as maintenance expense. Launched in 2006, the re-branding initiative consisted primarily of the costs to convert Con-way Freight’s tractors and trailers to the new Con-way graphic identity, and was completed in 2008. Con-way recognized re-branding expense of $5.2 million in 2008 and $14.3 million in 2007.

Tires:  The cost of replacement tires are expensed at the time those tires are placed into service, as is the case with other repairs and maintenance costs. The cost of tires on new revenue equipment is capitalized and depreciated over the estimated useful life of the related equipment.

Capitalized Software, Net:  Capitalized software consists of certain direct internal and external costs associated with internal-use software, net of accumulated amortization. Amortization of capitalized software is computed on an item-by-item basis over a period of 3 to 10 years, depending on the estimated useful life of the software. Amortization expense related to capitalized software was $12.9 million in 2009, $14.4 million in 2008 and $13.4 million in 2007. Accumulated amortization at December 31, 2009 and 2008 was $134.0 million and $121.8 million, respectively.

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

Book Overdrafts:  Book overdrafts represent outstanding drafts not yet presented to the bank that are in excess of recorded cash. These amounts do not represent bank overdrafts, which occur when drafts presented to the bank are in excess of cash in Con-way’s bank account, and would effectively be a loan to Con-way. At December 31, 2009 and 2008, book overdrafts of $35.7 million and $30.4 million, respectively, were included in accounts payable.

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

Con-way participates in a reinsurance pool to reinsure a portion of its workers’ compensation and vehicular liabilities. Each participant in the pool cedes claims to the pool and assumes an equivalent amount of claims. Reinsurance does not relieve Con-way of its liabilities under the original policy. However, in the opinion of management, potential exposure to Con-way for non-payment is minimal. At December 31, 2009 and 2008, Con-

way had recorded a liability related to assumed claims of $42.1 million and $36.1 million, respectively, and had recorded a receivable from the re-insurance pool of $35.8 million and $29.8 million, respectively. Revenues related to these reinsurance activities are reported net of the associated expenses and are classified as other operating expenses. In connection with its participation in the reinsurance pool, Con-way recognized operating income of $4.0 million in 2009, $1.7 million in 2008 and no net effect on operating results in 2007.

Foreign Currency Translation:  Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment in the statements of consolidated shareholders’ equity. Transaction gains and losses that arise from exchange-rate fluctuations on transactions denominated in a currency other than the functional currency are included in results of operations and are reported as miscellaneous, net in the statements of consolidated operations.

Con-way has determined that advances to certain of its foreign subsidiaries are indefinite in nature. Accordingly, the corresponding foreign currency translation gains or losses related to these advances are included in the foreign currency translation adjustment in the statements of consolidated shareholders’ equity.

Marketing Expenses:  Marketing costs, including sales promotions, printed sales materials and advertising, are expensed as incurred and are classified as other operating expenses. Marketing expenses were $9.7 million in 2009, $8.9 million in 2008 and $8.5 million in 2007.

Earnings (Loss) Per Share (EPS):  Basic EPS for continuing operations is computed by dividing reported net income (loss) from continuing operations (after preferred stock dividends) by the weighted-average common shares outstanding. Diluted EPS is calculated as follows:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands except per share data)

Numerator:
Continuing operations (after preferred stock dividends), as reported	$(110,936)	$58,635	$146,815
Add-backs:
Dividends on Series B preferred stock, net of replacement funding	—	1,147	1,134

Continuing operations	(110,936)	59,782	147,949

Discontinued operations	—	8,326	(863)

Applicable to common shareholders	$(110,936)	$68,108	$147,086

Denominator:
Weighted-average common shares
outstanding	47,525,862	45,427,317	45,318,740
Stock options and nonvested stock	—	265,541	367,871
Series B preferred stock	—	2,926,434	2,641,173

	47,525,862	48,619,292	48,327,784

Antidilutive securities not included in
denominator	5,025,354	1,608,405	889,565

Earnings (Loss) per Diluted Share:
Continuing operations	$(2.33)	$1.23	$3.06
Discontinued operations	—	0.17	(0.02)

Applicable to common shareholders	$(2.33)	$1.40	$3.04

In the computation of diluted EPS, only potential common shares that are dilutive are included. Potential common shares are dilutive if they reduce earnings per share or increase loss per share. Options, nonvested stock and convertible preferred stock are not included in the computation if the result is antidilutive, such as when a loss applicable to common shareholders is reported.

In 2009, Con-way adopted FSP EITF 03-6-1, which requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be treated as participating securities in the computation of earnings per share pursuant to the two-class method. The adoption of this FSP did not have a material effect on Con-way’s financial statements.

New Accounting Standards:  In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-01, “The FASB Codification and Hierarchy of GAAP.” This statement establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). Although the Codification does not change GAAP, it substantially reorganizes the literature, which requires enterprises to revise GAAP references contained in financial-statement disclosures. Con-way’s adoption of ASU 2009-01, effective July 1, 2009, did not have a material effect on its financial statements.

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets — an amendment of SFAS 140” and SFAS 167, “Amendments to FASB Interpretation 46R.” SFAS 166 and SFAS 167 were codified in the “Transfers and Servicing” and “Consolidations” topics of the Codification, respectively. SFAS 166 modifies the accounting for transfers of financial assets, eliminates the concept of a qualifying special-purpose entity and creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale. SFAS 167 changes the accounting rules to improve financial reporting by enterprises involved with a variable-interest entity (“VIE”). Primarily, the statement eliminates an existing provision that excludes certain special-purpose entities from consolidation requirements and also establishes principles-based criteria for determining whether a VIE should be consolidated. Both statements are effective for the first fiscal year beginning after November 15, 2009 and for interim periods within that annual reporting period, which for Con-way is the first quarter of 2010. Con-way does not expect the adoption of SFAS 166 or SFAS 167 to have a material effect on its financial statements.

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

Reclassifications:  Certain amounts in the prior-period financial statements have been reclassified to conform to the current-period presentation.

2.	Acquisitions

Contract Freighters, Inc.

In August 2007, Con-way acquired the outstanding common shares of Transportation Resources, Inc. (“TRI”). TRI is the holding company for Contract Freighters, Inc. and other affiliated companies (collectively, “CFI”). Following the acquisition of CFI, the operating results of CFI are reported with the operating results of Con-way’s former truckload operation in the Truckload reporting segment. In September 2007, Con-way integrated the former truckload operation with the CFI business unit. The name of the CFI business unit was changed to Con-way Truckload in January 2008. The purchase price for CFI was $752.3 million.

Cougar Logistics

In September 2007, Menlo Worldwide, LLC (“MW”) acquired the outstanding common shares of Cougar Holdings Pte Ltd., and its primary subsidiary, Cougar Express Logistics (collectively, “Cougar Logistics”). Following the acquisition, the operating results of Cougar Logistics are reported in the Logistics reporting segment. The purchase price for Cougar Logistics was $28.7 million.

Chic Logistics

In October 2007, MW acquired the outstanding common shares of Chic Holdings, Ltd. and its wholly owned subsidiaries, Shanghai Chic Logistics Co. Ltd. and Shanghai Chic Supply Chain Management Co. Ltd. (collectively, “Chic Logistics”). Following the acquisition, the operating results of Chic Logistics are reported in the Logistics reporting segment. The purchase price for Chic Logistics was $59.1 million.

Pro Forma Financial Information

The following unaudited pro forma condensed financial information presents the combined results of operations of Con-way as if the CFI acquisition had occurred as of the beginning of the period presented, and based on Con-way’s assessment of significance, does not reflect the acquisition of Cougar Logistics or Chic Logistics. The unaudited pro forma condensed consolidated financial information is for illustrative purposes only, and does not purport to represent what Con-way’s financial information would have been if the acquisition had occurred as of the date indicated or what such results will be for any future periods.

Year Ended
December 31, 2007
(Dollars in thousands
except per share amounts)

Revenue	$4,697,588
Income from continuing operations	177,317
Net income	157,842
Net income available to common shareholders	148,410
Earnings per share
Basic	$3.27
Diluted	3.09

Goodwill and Intangible Assets

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

The following table shows the changes in the gross carrying amounts of goodwill attributable to each applicable segment:

	Logistics	Truckload	Other	Total
	(Dollars in thousands)

Balance at December 31, 2007
Goodwill	$55,146	$471,573	$727	$527,446
Accumulated impairment losses	—	—	—	—

	55,146	471,573	727	527,446
Adjustment to fair value	(11,020)	(8,814)	—	(19,834)
Liabilities assumed	7,537	—	—	7,537
Adjustment to deferred taxes	2,755	1,839	—	4,594
Impairment charge	(31,822)	—	—	(31,822)
Direct transaction costs	282	—	—	282
Change in foreign currency exchange rates	(247)	—	—	(247)

Balances at December 31, 2008
Goodwill	54,453	464,598	727	519,778
Accumulated impairment losses	(31,822)	—	—	(31,822)

	22,631	464,598	727	487,956
Impairment charge	—	(134,813)	—	(134,813)
Change in foreign currency exchange rates	515	—	—	515

Balances at December 31, 2009
Goodwill	54,968	464,598	727	520,293
Accumulated impairment losses	(31,822)	(134,813)	—	(166,635)

	$23,146	$329,785	$727	$353,658

In 2009, Con-way evaluated Con-way Truckload’s goodwill for impairment prior to its annual measurement date due primarily to worsening truckload market conditions, lower profit projections for Con-way Truckload and a decline in Con-way’s market capitalization during the first quarter of 2009. In the first quarter of 2009, Con-way determined that the goodwill associated with Con-way Truckload was impaired and, as a result, Con-way Truckload recognized a $134.8 million impairment charge to reduce the carrying amount of the goodwill to its implied fair value. The impairment charge was primarily due to lower projected revenues and operating income and a discount rate that reflected the economic and market conditions at the measurement date.

For the valuation of Con-way Truckload, Con-way applied two equally weighted methods: public-company multiples and a discounted cash flow model. The key assumptions used in the discounted cash flow model were cash flow projections involving forecasted revenues and expenses, capital expenditures, working capital changes, the discount rate and the terminal growth rate applied to projected future cash flows. The discount rate was equal to the estimated weighted-average cost of capital for the reporting unit from a market-participant perspective. The terminal growth rate was based on inflation assumptions adjusted for factors that may impact future growth such as industry-specific expectations.

As a result of the annual impairment test in the fourth quarter of 2008, Con-way determined that the goodwill related to Chic Logistics was impaired and, as a result, Menlo Worldwide Logistics recognized a $31.8 million impairment charge. For the valuation of Chic Logistics, Con-way utilized a discounted cash flow model. The impairment was primarily due to decreases in actual and projected operating income and a higher discount rate that reflected economic and market conditions at the measurement date.

During 2008, Con-way finalized the purchase-price accounting and made revisions to the preliminary estimates and evaluations, including valuations of tangible and intangible assets and certain contingencies, as information was received from third parties. Accordingly, Con-way made revisions to the estimated fair value of net assets acquired in connection with the purchase of CFI and Chic Logistics, including $20.1 million in increases to the fair values of intangible assets, primarily customer relationships, and a $7.5 million increase related to liabilities assumed for foreign income-tax contingencies. In addition, adjustments were made to deferred taxes relating to the fair value of assets acquired. These changes in assets acquired and liabilities assumed affected the amount of goodwill recorded.

In connection with the acquisitions, Con-way recognized as definite-lived intangible assets the estimated fair value of acquired customer relationships and trademarks. Intangible assets consisted of the following:

		December 31, 2009		December 31, 2008
	Weighted-	Gross		Gross
	Average	Carrying	Accumulated	Carrying	Accumulated
	Life (Years)	Amount	Amortization	Amount	Amortization
	(Dollars in thousands)

Customer relationships	9.4	$31,472	$8,346	$31,152	$4,714
Trademarks	2.0	2,550	2,550	2,550	1,652

		$34,022	$10,896	$33,702	$6,366

In the fourth quarter of 2008, Con-way evaluated the fair value of Chic Logistics’ customer-relationship intangible asset, due to lower projected revenues (including reduced revenue from a significant customer). As a result, Menlo Worldwide Logistics recognized a $6.0 million impairment loss to reduce the carrying amount of the intangible asset to its estimated fair value, which was determined using an income approach that utilized a discounted cash flow model.

The fair value of intangible assets is amortized on a straight-line basis over the estimated useful life. Amortization expense related to intangible assets was $4.4 million in 2009, $5.4 million in 2008 and $1.0 million in 2007. Estimated amortization expense for the next five years is presented in the following table:

(Dollars in thousands)

Year ending December 31:
2010	$3,500
2011	3,500
2012	3,100
2013	2,700
2014	2,700

3.	Restructuring Activities

During the periods presented, Con-way incurred expenses in connection with a number of restructuring activities. These expenses are reported as restructuring charges in the statements of consolidated operations. As detailed below, Con-way recognized restructuring charges of $2.9 million in 2009, $23.9 million in 2008 and $14.7 million in 2007, and expects to recognize $1.9 million of additional expense in 2010. Con-way’s remaining liability for amounts expensed but not yet paid was $7.9 million at December 31, 2009. The remaining liability relates primarily to operating lease commitments that are expected to be payable over several years and employee-separation costs that are expected to be paid in 2010.

Con-way Other

Outsourcing Initiative

In 2009, as part of an ongoing effort to reduce costs and improve efficiencies, Con-way initiated a project to outsource a significant portion of its information-technology infrastructure function and a small portion of its administrative and accounting functions. Con-way expects the outsourcing initiative to be substantially complete by the end of the third quarter of 2010.

The following table summarizes the effect of the outsourcing initiative for the year ended December 31, 2009:

Employee-Separation Costs
(Dollars in thousands)

2009 charges	$3,360

Balance at December 31, 2009	$3,360

Expected remaining expenses	$1,888

The expected remaining expenses of $1.9 million exclude transition, implementation and on-going service-provider costs expected to be incurred in connection with the outsourcing initiative.

In 2009, Con-way allocated corporate outsourcing charges of $2.6 million and $0.8 million to the Freight and Logistics segment, respectively.

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

The following table summarizes the effect Con-way Freight’s operational restructuring for the years ended December 31, 2009, 2008 and 2007:

		Facility and
	Employee-	Lease-	Asset-
	Separation	Termination	Impairment
	Costs	Costs	Charges	Other	Total
	(Dollars in thousands)

2007 charges	$6,229	$2,794	$2,401	$1,824	$13,248
Cash payments	(4,444)	—	—	(1,232)	(5,676)
Write-offs	—	—	(2,401)	—	(2,401)

Balance at December 31, 2007	1,785	2,794	—	592	5,171
2008 charges	890	1,542	—	962	3,394
Cash payments	(2,675)	(1,174)	—	(1,514)	(5,363)

Balance at December 31, 2008	—	3,162	—	40	3,202
Cash payments	—	(1,054)	—	(40)	(1,094)

Balance at December 31, 2009	$—	$2,108	$—	$—	$2,108

Total expense recognized to date	$7,119	$4,336	$2,401	$2,786	$16,642

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

The following table summarizes the effect of the network re-engineering for the years ended December 31, 2009 and 2008:

	Employee-	Facility and	Asset-
	Separation	Lease-	Impairment
	Costs	Termination Costs	Charges	Total
	(Dollars in thousands)

2008 charges	$5,644	$7,748	$1,634	$15,026
Cash payments	(5,385)	(535)	—	(5,920)
Write-offs	—	—	(1,634)	(1,634)

Balance at December 31, 2008	259	7,213	—	7,472
2009 charges and net adjustments	324	(1,967)	22	(1,621)
Cash payments	(583)	(2,798)	—	(3,381)
Write-offs	—	—	(22)	(22)

Balance at December 31, 2009	$—	$2,448	$—	$2,448

Total expense recognized to date	$5,968	$5,781	$1,656	$13,405

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

The following table summarizes the effect of the workforce reduction for the years ended December 31, 2009 and 2008:

Employee-
Separation
Costs
(Dollars in thousands)

2008 charges	$5,453
Cash payments	(3,711)

Balance at December 31, 2008	1,742
2009 charges	1,114
Cash payments	(2,856)

Balance at December 31, 2009	$—

Total expense recognized to date	$6,567

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

Corporation (“CFC”) in 1996. The results of operations and cash flows of discontinued operations have been segregated from continuing operations.

Results of discontinued operations are summarized below:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Gain (Loss) from Disposal, net of tax
Con-way Forwarding	$—	$15	$88
MWF	—	174	(183)
EWA	—	7,960	2,325
CFC	—	177	(3,093)

	$—	$8,326	$(863)

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

EWA

In the periods presented, results from EWA reflect gains related to the recovery of prior losses, as more fully discussed below, and adjustments to loss estimates. In connection with the cessation of its air-carrier operations in 2001, EWA terminated the employment of all of its pilots and flight crewmembers. In 2008, EWA settled the remaining legal actions brought by the pilots and crewmembers for $0.6 million and recognized a $1.6 million gain (net of tax of $1.0 million) to eliminate a previously recorded accrued liability.

Con-way received payments from insurers of $10.0 million in 2008 and $5.0 million in 2007 related to the recovery of prior losses and, as a result, recognized gains of $6.3 million (net of tax of $3.7 million) in 2008 and $3.1 million (net of tax of $1.9 million) in 2007.

CFC

In 1996, Con-way completed the spin-off of CFC to Con-way’s shareholders. In connection with the spin-off of CFC, Con-way agreed to indemnify certain states, insurance companies and sureties against the failure of CFC to pay certain workers’ compensation, tax and public liability claims that were pending as of September 30, 1996. In the periods presented, Con-way’s loss related to CFC was due to revisions of estimated losses related to indemnified workers’ compensation liabilities.

In 2008, the results of CFC include $8.0 million of payments received by Con-way related to CFC’s bankruptcy proceedings and an $8.0 million payment made by Con-way under the terms of its 2008 settlement with Central States, Southeast and Southwest Areas Pension Funds (“Central States”). The settlement with Central States related to claims asserted against CFC for unpaid pension liabilities. In connection with these payments, Con-way recognized a gain of $0.4 million (net of tax of $0.2 million).

5.	Sale of Unconsolidated Joint Venture

Vector SCM, LLC (“Vector”) was a joint venture formed with General Motors (“GM”) in 2000 for the purpose of providing logistics management services on a global basis for GM, and for customers in addition to GM. In June 2006, GM exercised its right to purchase Con-way’s membership interest in Vector. Con-way in December 2006 recognized a receivable from GM of $51.9 million and also recognized a $41.0 million gain. In January 2007, Con-way received a $51.9 million payment from GM. Following negotiation with GM in the first quarter of 2007, Con-way determined that an additional receivable of $2.7 million due from GM could not be collected, and accordingly, a $2.7 million loss was recognized in the Vector reporting segment to write off the outstanding receivable from GM.

6.	Fair-Value Measurements

Assets and liabilities reported at fair value are classified in one of the following three levels within the fair-value hierarchy:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

Financial Assets Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of financial instruments within the fair-value hierarchy:

	December 31, 2009
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Cash equivalents	$450,915	$143,578	$307,337	$—
Other marketable securities	6,691	—	—	6,691

	December 31, 2008
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Cash equivalents	$264,946	$125,160	$139,786	$—
Other marketable securities	6,712	—	—	6,712

Cash equivalents consist of short-term interest-bearing instruments (primarily commercial paper, money-market funds and certificates of deposit) with maturities of three months or less at the date of purchase. At December 31, 2009, the weighted-average remaining maturity of the cash equivalents was less than one month.

Money-market funds reflect their net asset value and are classified as Level 1 instruments within the fair-value hierarchy. Due to the lack of quoted market prices for identical instruments, commercial paper and certificates of deposit are generally valued using published interest rates for instruments with similar terms and maturities, and accordingly, are classified as Level 2 instruments within the fair-value hierarchy. Based on their short maturities, the carrying amount of the cash equivalents approximates their fair value.

Con-way’s other marketable security consists of one auction-rate security, which was valued with an income approach that utilized a discounted cash flow model. The following table summarizes the change in fair values of Con-way’s auction-rate security, which was valued using Level 3 inputs:

Auction-rate
security
(Dollars in thousands)

Balance at December 31, 2007	$—
Transfer in from Level 2	7,500
Unrealized loss	(788)

Balance at December 31, 2008	$6,712
Unrealized gain	379
Partial redemption	(400)

Balance at December 31, 2009	$6,691

Due primarily to changes in interest-rate benchmarks, the fair value of Con-way’s auction-rate security increased $0.4 million in 2009. Con-way has recorded the cumulative $0.4 million decline in the carrying value of the auction-rate security with an equal and offsetting unrealized loss in accumulated other comprehensive loss in shareholders’ equity. Con-way has evaluated the unrealized loss and concluded that the decline in fair value is not other-than-temporary.

Non-financial Assets Measured at Fair Value on a Recurring Basis

Con-way measured the fair value of its reporting units with goodwill as part of a goodwill impairment test. The inputs used to measure the fair value of the reporting units were within Level 3 of the fair-value hierarchy. The fair-value methods applied by Con-way are more fully discussed in Note 2, “Acquisitions.”

7.	Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2009	2008
	(Dollars in thousands)

Compensated absences	$40,214	$81,064
Employee benefits	34,534	48,591
Wages and salaries	30,856	26,845
Taxes other than income taxes	22,144	20,624
Interest	20,516	20,460
Incentive compensation	18,805	14,229
Other	43,247	46,537

Total accrued liabilities	$210,316	$258,350

8.	Debt and Other Financing Arrangements

Long-term debt and guarantees consisted of the following:

	December 31,
	2009	2008
	(Dollars in thousands)

Primary DC Plan Notes guaranteed, 8.54%, matured January 2009	$—	$22,700

Promissory note, 2.61%, due 2011 (interest paid quarterly)	1,400	1,100

8 7/8% Notes due 2010 (interest payable semi-annually)	200,000	200,000
Fair market value adjustment	2,166	8,463
Discount	(61)	(235)

	202,105	208,228

7.25% Senior Notes due 2018 (interest payable semi-annually)	425,000	425,000

6.70% Senior Debentures due 2034 (interest payable semi-annually)	300,000	300,000
Discount	(6,899)	(7,004)

	293,101	292,996

	921,606	950,024
Less current maturities	(202,105)	(23,800)

Long-term debt and guarantees	$719,501	$926,224

Revolving Credit Facility:  Con-way has a $400 million revolving credit facility that matures on September 30, 2011. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit up to $400 million. At December 31, 2009 and 2008, no borrowings were outstanding under the credit facility. At December 31, 2009, $188.7 million of letters of credit were outstanding, with $211.3 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions to borrowing. The total letters of credit outstanding at December 31, 2009 provided collateral for Con-way’s self-insurance programs.

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

Other Credit Facilities and Short-term Borrowings:  At December 31, 2009, Con-way had $24.3 million of bank guarantees, letters of credit and overdraft facilities outstanding under other credit facilities.

Con-way had short-term borrowings of $10.3 million and $7.5 million at December 31, 2009 and 2008, respectively. Excluding the non-interest bearing borrowings described below, the weighted-average interest rate on the short-term borrowings was 4.9% and 5.6% at December 31, 2009 and December 31, 2008, respectively.

Of the short-term borrowings outstanding at December 31, 2009 and 2008, non-interest bearing borrowings of $3.9 million and $3.3 million, respectively, related to a credit facility that Menlo Worldwide Logistics utilizes for one of its logistics contracts. Borrowings under the facility related to amounts the financial institution paid to vendors on behalf of Menlo Worldwide Logistics.

Primary DC Plan Notes:  Con-way guaranteed the notes issued by Con-way’s Retirement Savings Plan, a voluntary defined contribution retirement plan that is more fully discussed in Note 12, “Employee Benefit Plans.” Con-way repaid the $22.7 million outstanding under the Series B notes at maturity in January 2009.

Promissory Note:  In connection with Con-way’s acquisition of CFI, Con-way assumed a $1.1 million promissory note that was renewed in December 2009 for $1.4 million with an interest rate of 2.61%.

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

7.25% Senior Notes due 2018:  In August 2007, Con-way borrowed $425.0 million under a bridge-loan facility to fund a portion of the purchase price of CFI. In December 2007, Con-way issued $425.0 million of 7.25% Senior Notes and used the net proceeds of the offering and cash on hand to repay all amounts outstanding under the bridge-loan facility. In connection with the issuance of the 7.25% Senior Notes, Con-way capitalized $4.0 million of underwriting fees and related debt costs, which are amortized on the effective-interest method. The 7.25% Senior Notes bear interest at a rate of 7.25% per year, payable semi-annually on January 15 and July 15 of each year. Con-way may redeem the 7.25% Senior Notes, in whole or in part, on not less than 30 nor more than 60-days notice, at a redemption price equal to the greater of (i) the principal amount being redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, discounted at the redemption date on a semi-annual basis at the rate payable on a Treasury note having a comparable maturity plus 50 basis points. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, and (ii) consolidations, mergers and asset sales. Including amortization of underwriting fees and related debt costs, interest expense on the 7.25% Senior Notes due 2018 is recognized at an annual effective interest rate of 7.37%.

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

Other:  The aggregate annual maturities of long-term debt for the next five years ending December 31 are $200.0 million in 2010 and $1.4 million in 2011, with no principal payments due in 2012, 2013 or 2014.

At December 31, 2009, Con-way’s senior unsecured debt was rated as investment grade by Standard and Poor’s (BBB-), Fitch Ratings (BBB-) and Moody’s (Baa3), with each agency assigning an outlook of “negative.”

As of December 31, 2009 and 2008, the estimated fair value of long-term debt was $970 million and $900 million, respectively. Fair values were estimated based on current rates offered for debt with similar terms and maturities.

9.	Leases

Con-way and its subsidiaries are obligated under non-cancelable leases for certain facilities, equipment and vehicles. Certain leases also contain provisions that allow Con-way to extend the leases for various renewal periods.

In the fourth quarter of 2009, Con-way acquired tractors under capital-lease agreements ranging in term from three to five years. A portion of the capital-lease agreements relate to tractors that were previously owned by Con-way Truckload. Under sale-leaseback arrangements involving these tractors, Con-way received $17.3 million of sale proceeds. Under the capital-lease agreements, Con-way guarantees the residual value of the tractors at the end of the lease term. The stated amounts of the residual-value guarantees have been included in the minimum lease payments below. In connection with the capital leases, Con-way reported $50.0 million of revenue equipment and $0.7 million of accumulated depreciation in the consolidated balance sheets at December 31, 2009.

Future minimum lease payments with initial or remaining non-cancelable lease terms in excess of one year, at December 31, 2009, were as follows:

	Capital Leases	Operating Leases
	(Dollars in thousands)

Year ending December 31:
2010	$10,462	$71,395
2011	10,462	55,071
2012	14,789	36,758
2013	5,727	23,426
2014	13,899	14,991
Thereafter (through 2018)	—	27,192

Total minimum lease payments	55,339	$228,833

Amount representing interest	(5,340)

Present value of minimum lease payments	49,999
Current maturities of obligation under capital leases	(8,711)

Long-term obligations under capital leases	$41,288

Future minimum lease payments in the table above are net of $2.6 million of sublease income expected to be received under non-cancelable subleases.

In June 2008, Menlo Worldwide Logistics entered into agreements to sell and lease back two warehouses located in Singapore. In connection with the sale of the warehouses, Menlo Worldwide Logistics received $40.4 million. The remaining unamortized gain, $15.9 million at December 31, 2009, is classified as a deferred credit in the consolidated balance sheets and will be amortized as a reduction to lease expense over the ten-year term of the leases. Each lease contains an option to renew for an additional five-year term. Future minimum payments associated with these leases are included in the table above.

Rental expense for operating leases comprised the following:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Minimum rentals	$103,925	$97,458	$82,946
Sublease rentals	(4,681)	(3,864)	(3,795)

	$99,244	$93,594	$79,151

10.	Income Taxes

The components of the provision for income taxes were as follows:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Current provision
Federal	$7,849	$20,040	$51,721
State and local	624	5,772	6,629
Foreign	2,237	3,418	1,936

	10,710	29,230	60,286

Deferred provision (benefit)
Federal	5,541	42,757	26,168
State and local	(262)	2,949	2,355
Foreign	1,489	(5,442)	62

	6,768	40,264	28,585

	$17,478	$69,494	$88,871

Income taxes have been provided for foreign operations based upon the various tax laws and rates of the countries in which operations are conducted. The components of income (loss) before income taxes were as follows:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

U.S. sources	$(94,089)	$184,068	$239,706
Non-U.S. sources	3,820	(49,151)	2,940

	$(90,269)	$134,917	$242,646

Con-way’s income tax provision varied from the amounts calculated by applying the U.S. statutory income tax rate to the pretax income (loss) as shown in the following reconciliation:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Federal statutory tax rate of 35%	$(31,594)	$47,221	$84,926
State income tax, net of federal income tax benefit	(676)	7,136	6,969
Foreign taxes in excess of U.S. statutory rate	2,388	2,310	969
Non-deductible operating expenses and tax-exempt income	2,231	2,260	450
U.S. tax on foreign income, net of foreign tax credits	246	1,383	—
Non-deductible goodwill impairment and write-down of an acquisition-related receivable	47,185	12,869	—
Fuel-tax credit	(3,123)	(2,853)	(2,806)
Other, net	821	(832)	(1,637)

Income tax provision	$17,478	$69,494	$88,871

The components of deferred tax assets and liabilities related to the following:

	December 31,
	2009	2008
	(Dollars in thousands)

Deferred tax assets
Employee benefits	$198,987	$301,023
Self-insurance accruals	40,085	47,140
Capital-loss carryforwards	1,223	29,772
Operating-loss carryforwards	8,295	3,718
Tax-credit carryforwards	5,878	6,717
Share-based compensation	10,864	7,825
Other	18,615	25,740
Valuation allowance	(11,179)	(37,310)

	272,768	384,625

Deferred tax liabilities
Property, plant and equipment	240,416	251,858
Prepaid expenses	22,636	21,059
Revenue	6,538	10,463
Other	6,377	8,974

	275,967	292,354

Net deferred tax asset (liability)	$(3,199)	$92,271

Deferred tax assets and liabilities in the consolidated balance sheets are classified as current or non-current based on the related asset or liability creating the deferred tax. Deferred taxes not related to a specific asset or liability are classified based on the estimated period of reversal.

Con-way recorded valuation allowances of $11.2 million and $37.3 million as of December 31, 2009 and 2008, respectively, against deferred tax assets principally associated with capital losses, net operating losses and tax credits, as management concluded that these assets fail to meet the more-likely-than-not threshold for realization. For all other deferred tax assets, management believes it is more likely than not that the results of future operations will generate taxable income of a sufficient amount and type to realize these deferred tax assets.

Income tax receivables of $2.7 million and $24.0 million were included in other accounts receivable in Con-way’s consolidated balance sheets at December 31, 2009 and 2008, respectively.

Con-way’s sale of MWF in 2004 generated a capital loss for tax purposes. Under current tax law, capital losses can only be used to offset capital gains. Since Con-way did not forecast any significant taxable capital gains in the five-year tax carryforward period, the $40.8 million cumulative sale-related tax benefit was fully offset by a valuation allowance of an equal amount. The remaining sale-related capital-loss carryforward at December 31, 2008 was $29.8 million, and the associated valuation allowance was $29.5 million. During 2009, $28.7 million of the capital-loss carryforward expired. Of the remaining capital-loss carryforward at December 31, 2009, $1.1 million will expire in 2010 and $0.1 million will expire in 2014.

At December 31, 2009, Con-way also had $8.3 million of operating-loss carryforwards and $5.9 million of tax-credit carryforwards, which are available to reduce federal, state and foreign income taxes in future years. These deferred tax assets have been reduced by a valuation allowance of $9.0 million based on Con-way’s current uncertainty over whether it will generate sufficient state and foreign taxable income to fully utilize these carryforwards.

The cumulative undistributed earnings of Con-way’s foreign subsidiaries (approximately $36.9 million at December 31, 2009), which if remitted, are subject to withholding tax, have been indefinitely reinvested in the respective foreign subsidiaries’ operations until it becomes advantageous for tax or foreign exchange reasons to remit these earnings. Therefore, no withholding or U.S. taxes have been provided on this amount. The amount of withholding tax that would be payable on remittance of the undistributed earnings would be approximately $2 million.

Uncertain Tax Positions

Con-way recognizes tax positions in the financial statements only when it is more likely than not that the position will be sustained upon examination by a taxing authority. If the position meets the more-likely-than-not criteria, it is measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which the threshold is no longer met.

During 2008, Con-way’s estimate of gross tax-affected unrecognized tax benefits increased to $25.3 million (including $8.2 million of accrued interest and penalties), and was due to changes in estimates of liabilities assumed in connection with MW’s acquisition of Chic Logistics and in accruals for uncertain tax positions, interest and penalties. During 2009, the estimate decreased to $22.0 million (including $7.2 million of accrued interest and penalties), due primarily to settlements with state taxing authorities.

At December 31, 2009 and 2008, Con-way estimated that $12 million and $14 million, respectively, of the unrecognized tax benefits, if recognized, would change the effective tax rate. In 2009, $0.1 million of interest and penalties were included in income tax expense, and in 2008, $1.3 million of interest and penalties were included in income tax expense.

The following summarizes the changes in the unrecognized tax benefits during the year, excluding interest and penalties:

(Dollars in thousands)

Balance at December 31, 2007	$9,793
Unrecognized tax benefits on acquisitions	5,893
Gross increases — prior-period tax positions	963
Gross decreases — prior-period tax positions	(191)
Gross increases — current-period tax positions	2,440
Settlements	(1,247)
Lapse of statute of limitations	(575)

Balance at December 31, 2008	17,076
Gross increases — prior-period tax positions	2,310
Gross decreases — prior-period tax positions	(1,679)
Gross increases — current-period tax positions	715
Settlements	(2,852)
Lapse of statute of limitations	(752)

Balance at December 31, 2009	$14,818

In the normal course of business, Con-way is subject to examination by taxing authorities throughout the world. The years subject to examination in the relevant jurisdictions include 2005 to 2009 for federal income taxes, 2003 to 2009 for state and local income taxes, and 2002 to 2009 for foreign income taxes. Where no tax return has been filed, no statute of limitations applies. Accordingly, if a tax jurisdiction reaches a conclusion that a filing requirement does exist, then additional years may be reviewed by the tax authority.

Con-way is currently under audit by the Internal Revenue Service for the tax years 2005 to 2007. Management expects those years to be effectively settled within the next 12 months. Although the outcome of tax audits is uncertain and could result in significant cash payments, it is the opinion of management that the ultimate outcome of this audit will not have a material adverse effect on Con-way’s financial condition, results of operations or cash flows. Con-way is also currently under audit in numerous state and foreign tax jurisdictions, and management expects that, in the next 12 months, it is reasonably possible that the total of unrecognized tax benefits will decrease in the range of $4 million to $5 million, primarily due to settlement agreements Con-way expects to reach with various tax authorities and lapses of statute of limitations.

11.	Shareholders’ Equity

Series B Preferred Stock:  In 1989, the Board of Directors designated a series of 1,100,000 preferred shares as Series B Cumulative Convertible Preferred Stock, $.01 stated value, which was held by the primary defined contribution retirement plan. In the second quarter of 2009, Con-way exercised its right to redeem all shares of its preferred stock that were outstanding on June 30, 2009, as more fully discussed in Note 12, “Employee Benefit Plans.”

Accumulated Other Comprehensive Loss:  Con-way reports all changes in equity, except those resulting from investment by owners and distribution to owners, as comprehensive income (loss) in the statements of consolidated shareholders’ equity. The following is a summary of the components of accumulated other comprehensive loss:

	December 31,
	2009	2008
	(Dollars in thousands)

Accumulated foreign currency translation adjustments	$468	$(1,716)
Unrealized loss on available-for-sale security, net of deferred tax benefit of $160 and $307, respectively	(249)	(481)
Employee benefit plans, net of deferred tax benefit of $150,641 and $237,977, respectively	(235,741)	(372,377)

Accumulated other comprehensive loss	$(235,522)	$(374,574)

Common Stock Repurchase Programs:  In the periods presented, common stock repurchases of $89.9 million in 2007 were made under a repurchase program authorized by Con-way’s Board of Directors.

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

Defined Benefit Pension Plans

Con-way’s qualified defined benefit pension plans (collectively, the “Qualified Pension Plans”) consist mostly of a primary qualified defined benefit pension plan (the “Primary DB Plan”), which covers the non-contractual employees and former employees of Con-way’s continuing operations as well as former employees of its discontinued operations. Con-way’s other qualified defined benefit pension plans cover only the former employees of discontinued operations (“Forwarding DB Plans”).

Con-way also sponsors non-qualified defined benefit pension plans (collectively, the “Non-Qualified Pension Plans”) consisting mostly of the primary non-qualified supplemental defined benefit pension plan (the

“Supplemental DB Plan”) and several other unfunded non-qualified benefit plans. The Supplemental DB Plan provides additional benefits for certain employees who are affected by IRC limitations on compensation eligible for benefits available under the qualified Primary DB Plan.

Some of Con-way’s foreign subsidiaries sponsor defined benefit pension plans that have a comparatively insignificant effect on Con-way’s consolidated financial statements. Accordingly, these international defined benefit pension plans are excluded from the disclosures below.

Benefits

Effective April 30, 2009, Con-way amended the Primary DB Plan to permanently curtail benefits associated with future increases in employee compensation. Prior to the amendment, future retirement benefits considered participants’ eligible compensation increases through 2016. As a result of the April 2009 amendment and an earlier amendment in January 2007, no additional benefits accrue under this plan and already-accrued benefits will not be adjusted for future increases in compensation. Benefits under the Supplemental DB Plan were also curtailed effective April 30, 2009. In connection with the curtailments, Con-way re-measured its plan-related assets and liabilities as of April 30, 2009.

The cessation of EWA’s operations in 2001 and the sale of MWF in 2004 resulted in a partial termination of the Forwarding DB Plans, and as a result, all participants became fully vested and no material benefits accrue under these plans.

Plan Assets

Investment Policies and Strategies

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

Con-way’s current overall investment strategy is to achieve a mix of approximately 69 percent of investments in equity securities, 26 percent in fixed-income securities and 5 percent in real estate. The target allocations for equity securities include 39 percent in U.S. large companies, 10 percent in U.S. small companies and 20 percent in international companies. Investments in equity securities are allocated between growth- and value-style investment strategies and are diversified across industries and investment managers. Investments in fixed-income securities consist primarily of high-quality U.S. corporate debt instruments in a variety of industries. Con-way’s investments in equity and fixed-income securities consist of individual securities held in managed separate accounts as well as commingled investment funds.

Con-way’s overall investment strategy does not include a percentage allocation of cash and cash equivalents; however, Con-way’s cash management policies require a minimum level of cash to provide for the payment of benefits and eligible plan expenses. Additionally, the level of cash and cash equivalents may reflect the un-invested balance of each manager’s allocated portfolio balance. This “un-invested cash” is typically held in a short-term fund that invests in money-market instruments, including commercial paper and other liquid short-term interest-bearing instruments.

Con-way’s investment policies do not allow the investment managers to use market timing strategies or financial derivative instruments to manage risk, except for financial futures and options or other instruments that are specifically approved by the Con-way Inc. Administrative Committee, or its designated representative. Generally, the investment managers are prohibited from short selling, trading on margin, trading commodities, warrants or other options, except when acquired as a result of the purchase of another security, or in the case of options, when sold as part of a covered position. Con-way’s investment policies also restrict the investment managers from accumulating concentrations by issuer, country or industry segment.

The assumption of 8.5% for the overall expected long-term rate of return in 2010 was developed using asset allocation, return, risk (defined as standard deviation), and correlation expectations. The return expectations are created using long-term historical returns and current market expectations for inflation, interest rates and economic growth.

Categories and Fair-Value Measurements of Plan Assets

The following table summarizes the fair value of Con-way’s pension plan assets within the fair-value hierarchy:

	December 31, 2009
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Cash and cash equivalents
Short-term investment fund[a]	$21,926	$—	$21,926	$—
Equity
U.S. large companies
S&P 500 index fund[a]	122,255	—	122,255	—
Growth[b]	128,522	128,522	—	—
Value[b]	117,550	117,550	—	—
U.S. small companies
Growth[b]	35,082	35,082	—	—
Value[b]	57,757	57,757
International
Growth[b]	73,843	73,843	—	—
Value fund[a]	90,257	—	90,257	—
Fixed-income securities
U.S. long-term debt instruments[c]	212,877	—	212,877	—
Real estate
Private fund[d]	27,323	—	—	27,323
Real estate investment trust index fund[a]	14,884	—	14,884	—

Total	$902,276	$412,754	$462,199	$27,323

[a]	These funds are not publicly traded and do not have readily determinable fair values. Accordingly, they are valued at their net asset value per share. The underlying investments in the funds consist primarily of publicly traded securities with quoted market prices.

[b]	Publicly traded equity securities are valued at their closing market prices.

[c]	Corporate-debt instruments are generally valued using observable bid-ask spreads or broker-provided pricing.

[d]	The fair value of the private real estate fund is based on the fair values of the underlying assets, which consist of commercial and residential properties valued using periodic appraisals.

The following table summarizes the change in fair value for pension assets valued using Level 3 inputs:

Private Real
Estate Fund
(Dollars in thousands)

Balance at December 31, 2008	$37,159
Actual return on plan assets:
Relating to assets still held at the reporting date	(9,836)

Balance at December 31, 2009	$27,323

Funding

Con-way’s funding practice is to evaluate its tax and cash position and the Qualified Pension Plans’ funded status to maximize the tax deductibility of its contributions for the year. Con-way expects to make a discretionary contribution of $25.0 million to its Qualified Pension Plans in 2010; however, this could change based on variations in interest rates, asset returns, Pension Protection Act requirements and other factors.

Funded Status of Defined Benefit Pension Plans

The following table reports the changes in the projected benefit obligation, the fair value of plan assets and the determination of the amounts recognized in the consolidated balance sheets for Con-way’s defined benefit pension plans at December 31:

	Qualified Pension Plans		Non-Qualified Pension Plans
	2009	2008	2009	2008
	(Dollars in thousands)

Accumulated benefit obligation	$1,166,176	$1,129,720	$66,847	$67,398
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,209,638	$1,068,182	$73,837	$70,066
Interest cost on projected benefit obligation	69,857	70,619	4,203	4,477
Actuarial loss (gain)	(17,800)	103,664	(5,974)	4,079
Benefits paid	(36,905)	(32,827)	(4,838)	(4,785)
Plan curtailment	(58,614)	—	(381)	—

Projected benefit obligation at end of year	$1,166,176	$1,209,638	$66,847	$73,837

Change in plan assets:
Fair value of plan assets at beginning of year	$744,970	$1,157,221	$—	$—
Actual return on plan assets	176,911	(389,424)	—	—
Con-way contributions	17,300	10,000	—	—
Benefits paid	(36,905)	(32,827)	—	—

Fair value of plan assets at end of year	$902,276	$744,970	$—	$—

Funded status of the plans	$(263,900)	$(464,668)	$(66,847)	$(73,837)

Amounts recognized in the balance sheet consist of:
Current liabilities	$—	$—	$(4,693)	$(4,945)
Long-term liabilities	(263,900)	(464,668)	(62,154)	(68,892)

Net amount recognized	$(263,900)	$(464,668)	$(66,847)	$(73,837)

Plans with an accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$1,141,053	$1,104,492	$66,847	$67,398
Fair value of plan assets	871,745	718,707	—	—
Plans with a projected benefit obligation in excess of plan assets:
Projected benefit obligation	$1,141,053	$1,184,410	$66,847	$73,837
Fair value of plan assets	871,745	718,707	—	—
Weighted-average assumptions as of December 31:
Discount rate	6.05%	6.10%	6.05%	6.10%
Expected long-term rate of return on assets	8.50%	8.50%	—	—
Rate of compensation increase	—	3.90%	—	3.90%

The amounts included in accumulated other comprehensive loss that have not yet been recognized in net periodic benefit expense, consist of the following:

	Qualified Pension Plans		Non-Qualified Pension Plans
	2009	2008	2009	2008
	(Dollars in thousands)

Actuarial loss	$(376,533)	$(586,566)	$(20,745)	$(24,798)
Deferred tax	146,848	228,761	8,091	9,671

	$(229,685)	$(357,805)	$(12,654)	$(15,127)

The actuarial loss for the Qualified Pension Plans and the Non-Qualified Pension Plans that will be amortized from accumulated other comprehensive loss during 2010 is $8.9 million and $0.5 million, respectively.

Net periodic benefit expense (income) and amounts recognized in other comprehensive income or loss for the years ended December 31 includes the following:

	Qualified Pension Plans			Non-Qualified Pension Plans
	2009	2008	2007	2009	2008	2007
	(Dollars in thousands)

Net periodic benefit expense (income):
Interest cost on benefit obligation	$69,857	$70,619	$67,345	$4,203	$4,477	$4,321
Expected return on plan assets	(60,527)	(96,965)	(95,317)	—	—	—
Amortization of actuarial loss (gain)	17,235	(3,174)	(3,174)	(2,366)	1,911	2,047

Net periodic benefit expense (income)	$26,565	$(29,520)	$(31,146)	$1,837	$6,388	$6,368

Amounts recognized in other comprehensive income or loss
Actuarial loss (gain)	$(192,798)	$590,053	$(107,128)	$(6,419)	$4,079	$(7,713)
Amortization of actuarial loss (gain)	(17,235)	3,174	3,174	2,366	(1,911)	(2,047)
Deferred tax	81,913	(231,359)	40,542	1,580	(845)	3,806

Loss (gain) recognized in other comprehensive income or loss	$(128,120)	$361,868	$(63,412)	$(2,473)	$1,323	$(5,954)

Total recognized in net periodic benefit expense (income) and other comprehensive income or loss	$(101,555)	$332,348	$(94,558)	$(636)	$7,711	$414

Weighted-average assumptions:
Discount rate	6.10%	6.60%	5.95%	6.10%	6.60%	5.95%
Discount rate — curtailment	7.85%	N/A	N/A	7.85%	N/A	N/A
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%	—	—	—
Rate of compensation increase	—	3.90%	4.20%	—	3.90%	4.20%

Expected benefit payments for the defined benefit pension plans are summarized below. These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.

	Qualified	Non-Qualified
	Pension Plans	Pension Plans
	(Dollars in thousands)

Year ending December 31:
2010	$39,161	$4,757
2011	42,216	4,713
2012	45,668	4,710
2013	49,133	4,755
2014	52,874	4,769
2015-2019	330,754	24,356

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

Con-way’s expense under the Primary DC Plan was $45.0 million in 2009, $90.1 million in 2008 and $88.2 million in 2007. At December 31, 2009 and 2008, Con-way had recognized accrued liabilities of $10.5 million and $21.8 million, respectively, for its contributions related to the Primary DC Plan. In the periods presented, Con-way’s contributions to the Primary DC Plan included allocations of Con-way preferred stock and contributions of cash and Con-way common stock. Effective in January 2009, contributions in the form of Con-way common stock were made with repurchased common stock (also referred to as treasury stock), rather than from open-market purchases from cash contributed by Con-way. During 2009, Con-way used 733,219 shares of repurchased common stock to fund $23.3 million of contributions to the Primary DC Plan.

The preferred stock earned an annual dividend of $12.93 per share that was used to pay debt service on the Primary DC Plan Notes. Dividends on these preferred shares were deductible for income tax purposes and, accordingly, are reflected net of their tax benefits in the statements of consolidated operations. Allocation of preferred stock to participants’ accounts was based upon the ratio of the current year’s principal and interest payments to the total debt of the Primary DC Plan. Since Con-way guaranteed the debt, it was reported in the consolidated balance sheets. The guarantees of the Primary DC Plan Notes were reduced as principal was paid. In January 2009, Con-way repaid the remaining $22.7 million outstanding under the Primary DC Plan Notes and, as a result, the remaining unallocated shares were eligible to be allocated to participants’ accounts during 2009.

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

Deferred compensation expense is recognized as the preferred shares are allocated to participants and is equivalent to the cost of the preferred shares allocated. Deferred compensation expense of $10.4 million, $10.4 million and $10.7 million was recognized in 2009, 2008 and 2007, respectively.

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

The following sets forth the changes in the benefit obligation and the determination of the amounts recognized in the consolidated balance sheets for the Postretirement Plan at December 31:

	2009	2008
	(Dollars in thousands)

Change in benefit obligation:
Projected and accumulated benefit obligation at beginning of year	$98,733	$106,318
Service cost — benefits earned during the year	1,539	2,283
Interest cost on projected benefit obligation	5,578	6,771
Actuarial gain	(10,353)	(8,926)
Participant contributions	2,485	2,180
Benefits paid	(8,139)	(9,893)

Projected and accumulated benefit obligation at end of year	$89,843	$98,733

Funded status of the plan	$(89,843)	$(98,733)

Amounts recognized in the balance sheet consist of :
Current liabilities	$(7,407)	$(7,475)
Long-term liabilities	(82,436)	(91,258)

Net amount recognized	$(89,843)	$(98,733)

Discount rate assumption as of December 31	5.65%	6.38%

The amounts included in accumulated other comprehensive loss that have not yet been recognized in net periodic benefit expense consist of the following:

	2009	2008
	(Dollars in thousands)

Actuarial gain (loss)	$6,221	$(4,132)
Prior-service credit	5,002	6,224
Deferred tax	(4,377)	(816)

	$6,846	$1,276

During 2010, prior-service credits of $1.2 million will be amortized from accumulated other comprehensive loss.

Net periodic benefit expense and amounts recognized in other comprehensive income or loss for the years ended December 31 includes the following:

	2009	2008	2007
	(Dollars in thousands)

Net periodic benefit expense:
Service cost — benefits earned during the year	$1,539	$2,283	$2,809
Interest cost on benefit obligation	5,578	6,771	7,050
Net amortization and deferral	(1,222)	(49)	2,475

Net periodic benefit expense	$5,895	$9,005	$12,334

Amounts recognized in other comprehensive income or loss:
Actuarial gain	$(10,353)	$(8,926)	$(19,052)
Prior-service credit	—	—	(4,458)
Amortization of actuarial loss	—	(1,173)	(3,022)
Amortization of prior-service credit	1,222	1,222	547
Deferred tax	3,561	3,462	10,134

Gain recognized in other comprehensive income or loss	$(5,570)	$(5,415)	$(15,851)

Total recognized in net periodic benefit expense and other
comprehensive income or loss	$325	$3,590	$(3,517)

Discount rate assumption at December 31:	6.38%	6.25%	5.60%

Expected benefit payments, which reflect expected future service, as appropriate, are summarized below. These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.

Benefit Payments
(Dollars in thousands)

Year ending December 31:
2010	$6,763
2011	7,070
2012	7,208
2013	7,416
2014	7,681
2015-2019	40,532

The assumed health-care cost trend rates used to determine the benefit obligation are as follows:

	2009	2008

Health-care cost trend rate assumed for next year	8.00%	8.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2027	2029

Assumed health-care cost trends affect the amounts reported for Con-way’s postretirement benefits. A one-percentage-point change in assumed health-care cost trend rates would not have a material effect on the aggregate service and interest cost, but would change the accumulated and projected benefit obligation by $3.1 million.

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

Con-way uses a combination of purchased insurance and self-insurance for benefit payments made under its long-term disability plan. The amount recognized as expense for Con-way’s long-term disability plan depends on premiums paid, the expected timing of benefit payments and the discount rate used to measure the present value of those future benefit payments. Con-way’s discount rate is a risk-free rate based on U.S. Treasury bonds with maturities that approximate the timing of future benefit payments. The risk-free discount rate used to measure the obligation increased to 2.57% at December 31, 2009 from 1.55% at December 31, 2008.

Con-way’s expense associated with the long-term disability plan was $9.1 million in 2009, $16.7 million in 2008 and $6.6 million in 2007. In Con-way’s consolidated balance sheets, the long-term and current portions of the long-term disability plan obligation are reported in employee benefits and accrued liabilities, respectively. At December 31, 2009, the long-term and current portions of the obligation were $28.2 million and $11.4 million, respectively, and at December 31, 2008, were $32.1 million and $13.6 million, respectively.

Cost-Reduction Actions

In response to economic conditions, Con-way in March 2009 announced several measures to reduce costs and conserve cash. These cost-reduction measures are in addition to the actions Con-way took in the fourth quarter of 2008, which included workforce reductions, network re-engineering, suspension of merit-based pay increases, reductions in capital expenditures and other spending cuts. The measures announced in March 2009 substantially consist of the suspension or curtailment of employee benefits and a reduction in salaries and wages, as detailed below.

Salaries and Wages

Effective March 29, 2009, the salaries and wages of certain employees were reduced by 5%, including corporate and shared-services employees and those at the Con-way Freight and Road Systems business units.

Compensated Absences

Effective April 1, 2009, a compensated-absences benefit was suspended at Con-way Freight. Prior to the suspension, employees’ current-year service earned a compensated-absences benefit eligible for use in the subsequent year. During the period of suspension, no compensated-absences benefits are earned for current-year service; however, employees may use previously vested benefits. Also, effective March 8, 2009, Menlo Worldwide Logistics reduced its compensated-absences benefit by 25%.

Defined Contribution Plan

Effective April 26, 2009, employer contributions to Con-way’s primary defined contribution retirement plan were suspended or limited. The matching and transition contributions were suspended and the basic contribution was limited to no more than 3% of an employee’s eligible compensation. Effective in July 2009, basic contributions were made with repurchased Con-way common stock.

Defined Benefit Pension Plan

Effective April 30, 2009, Con-way amended its primary defined benefit pension plan to permanently curtail benefits associated with future increases in employee compensation. Prior to the amendment, future retirement benefits considered participants’ eligible compensation increases through 2016.

13.	Share-Based Compensation

Under terms of the share-based compensation plans, Con-way grants various types of share-based compensation awards to employees and directors. The plans provide for awards in the form of stock options, nonvested stock (also known as restricted stock), performance-share plan units (“PSPUs”) and stock appreciation rights.

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

Shares of nonvested stock are valued at the market price of Con-way’s common stock at the date of award. Awards granted to directors are generally granted with three-year graded-vesting terms, while awards granted to employees generally vest three years from the award date. Nonvested stock awards provide for accelerated vesting as a result of a change in control, death or disability (as defined in the award agreement). The awards allow for pro-rata vesting if the award recipient leaves Con-way due to a qualifying retirement during the vesting period.

At December 31, 2009, Con-way had 3,139,073 common shares available for the grant of stock options, nonvested stock, or other share-based compensation under its equity plans.

Con-way recognizes expense on a straight-line basis over the shorter of (1) the requisite service period stated in the award or (2) the period from the grant date of the award up to the employee’s retirement-eligibility date if the award contains an accelerated-vesting provision. The following expense was recognized for share-based compensation:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Salaries, wages and other employee benefits	$11,090	$6,720	$11,235
Deferred income tax benefit	(4,262)	(2,571)	(4,326)

Net share-based compensation expense	$6,828	$4,149	$6,909

Valuation Assumptions

The fair value of each stock option grant is estimated using the Black-Scholes option-pricing model. The following is a summary of the weighted-average assumptions used and the calculated weighted-average fair value:

	2009	2008	2007

Estimated fair value	$5.83	$10.47	$12.15
Risk-free interest rate	2.0%	2.8%	4.5%
Expected term (years)	4.30	4.00	4.00
Expected volatility	39%	27%	27%
Expected dividend yield	1.97%	0.91%	0.86%

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

Share-Based Payment Award Activity

The following table summarizes stock-option award activity for 2009:

	Stock Options
		Weighted-
	Number of	Average
	Options	Exercise Price

Outstanding at December 31, 2008	2,028,593	$43.94
Granted	1,068,644	20.27
Exercised	(137,257)	30.39
Expired or cancelled	(38,423)	41.44

Outstanding at December 31, 2009	2,921,557	$35.95

Exercisable at December 31, 2009	1,372,922	$44.85

	Outstanding	Exercisable

Weighted-average remaining contractual term	7.27 years	5.82 years
Aggregate intrinsic value (in thousands)	$16,304	$770

The aggregate intrinsic value reported in the table above represents the total pretax value, based on Con-way’s closing common stock price of $34.91 at December 31, 2009 that would have been received by employees and directors had all of the holders exercised their in-the-money stock options on that date. In 2009, 2008 and 2007, the aggregate intrinsic value of exercised options was $2.0 million, $5.4 million and $4.4 million, respectively. The total amount of cash received from the exercise of options in 2009, 2008 and 2007 was $4.2 million, $10.1 million and $8.2 million, respectively, and the related tax benefit realized from the exercise of options was $0.8 million, $2.1 million and $1.5 million, respectively.

The total unrecorded deferred compensation cost on stock options, net of forfeitures, was $5.2 million, which is expected to be recognized over a weighted-average period of 1.50 years.

The following table summarizes nonvested stock and PSPUs activity for 2009:

	Nonvested Stock		PSPUs
		Weighted-		Weighted-
		Average		Average
	Number of	Grant-Date	Number of	Grant-Date
	Awards	Fair Value	Awards	Fair Value

Outstanding at December 31, 2008	213,318	$45.35	132,242	$45.60
Awarded — Employees	451,171	21.40	—	—
Awarded — Directors	5,688	29.88	—	—
Vested	(51,000)	44.81	—	—
Forfeited	(13,242)	40.43	(132,242)	45.60

Outstanding at December 31, 2009	605,935	$27.52	—	$—

The total fair value of nonvested stock that vested in 2009, 2008 and 2007 was $1.4 million, $2.4 million and $2.2 million, respectively, based on Con-way’s closing common stock price on the vesting date. The total unrecorded deferred compensation cost on shares of nonvested stock, net of forfeitures, was $7.7 million, which is expected to be recognized over a weighted-average period of 1.70 years.

Con-way determined that the performance criteria for the PSPU awards would not be met. As a result, in 2008 Con-way reversed expense previously recognized and did not recognize expense for PSPU awards in 2009. The outstanding award had a three-year measurement period that expired and was forfeited in 2009.

14.	Commitments and Contingencies

EWA

In February 2002, a lawsuit was filed against EWA in the District Court for the Southern District of Ohio, alleging violations of the Worker Adjustment and Retraining Notification Act (the “WARN Act”) in connection with employee layoffs and ultimate terminations due to the August 2001 grounding of EWA’s airline operations and the shutdown of the airline operations in December 2001. The court subsequently certified the lawsuit as a class action on behalf of affected employees laid off between August 11 and August 15, 2001. The WARN Act generally requires employers to give 60-days notice, or 60-days pay and benefits in lieu of notice, of any shutdown of operations or mass layoff at a site of employment. The estimated range for potential loss on this matter is zero to approximately $11 million, including accrued interest. The lawsuit was tried in early January 2009, and on September 28, 2009, the court issued its decision in favor of EWA. Plaintiffs have appealed the judgment.

Other

Menlo Worldwide, LLC (“MW”) has asserted claims against the sellers of Chic Holdings alleging inaccurate books and records, misstatement of revenue, and other similar matters related to the pre-sale financial performance of the Chic businesses and is pursuing all legal and equitable remedies available to MW. There currently exists a $9 million hold-back in escrow against which MW may apply any award for breach of warranty under the purchase agreement. The ultimate outcome of this matter is uncertain and any resulting award will not be recognized until received.

Con-way is a defendant in various other lawsuits incidental to its businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material effect on Con-way’s financial condition, results of operations or cash flows.

15.	Segment Reporting

Con-way discloses segment information in the manner in which the business units are organized for making operating decisions, assessing performance and allocating resources. For the periods presented, Con-way is divided into the following five reporting segments:

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

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Revenues before Inter-segment Eliminations
Freight	$2,623,989	$3,071,015	$2,954,757
Logistics	1,331,894	1,511,979	1,297,374
Truckload	564,071	665,717	259,737
Other	20,442	47,041	41,020
Inter-segment Revenue Eliminations	(271,157)	(258,935)	(165,525)

	$4,269,239	$5,036,817	$4,387,363

Inter-segment Revenue Eliminations
Freight	$49,689	$55,056	$50,214
Logistics	5,881	368	318
Truckload	198,949	160,516	87,063
Other	16,638	42,995	27,930

	$271,157	$258,935	$165,525

Revenues from External Customers
Freight	$2,574,300	$3,015,959	$2,904,543
Logistics	1,326,013	1,511,611	1,297,056
Truckload	365,122	505,201	172,674
Other	3,804	4,046	13,090

	$4,269,239	$5,036,817	$4,387,363

Operating Income (Loss)
Freight	$51,258	$165,169	$235,060
Logistics	28,228	(23,683)	25,599
Truckload	(106,971)	52,395	8,803
Vector	—	—	(2,699)
Other	1,557	(1,259)	(2,310)

	$(25,928)	$192,622	$264,453

Depreciation and Amortization, net of Accretion
Freight	$106,732	$116,715	$117,190
Logistics	10,619	13,080	8,126
Truckload	58,890	61,831	27,870
Other	9,187	10,823	9,107

	$185,428	$202,449	$162,293

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Capital Expenditures
Freight	$13,070	$149,382	$113,068
Logistics	10,758	13,298	12,071
Truckload	42,514	64,765	10,437
Other	1,865	6,985	3,853

	$68,207	$234,430	$139,429

Assets
Freight	$1,252,588	$1,297,197	$1,311,821
Logistics	282,432	331,419	345,120
Truckload	732,530	911,835	928,815
Other	628,667	531,256	423,552

	$2,896,217	$3,071,707	$3,009,308

Geographic Data

For geographic reporting, freight transportation revenues are allocated equally between the origin and destination. Revenues for contract services are allocated to the country in which the services are performed. Long-lived assets outside of the United States were immaterial for all periods presented.

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Revenues
United States	$4,018,870	$4,707,990	$4,205,720
Canada	81,351	111,292	71,652
Other	169,018	217,535	109,991

Total	$4,269,239	$5,036,817	$4,387,363

16.	Quarterly Financial Data
Con-way Inc.

Quarterly Financial Data

	March 31	June 30	September 30	December 31
	(Dollars in thousands except per share data)
	(Unaudited)

2009 — Quarter Ended
Operating Results
Revenues	$962,932	$1,056,333	$1,133,441	$1,116,533
Operating Income (Loss)[a]	(150,312)	65,966	41,134	17,284
Income (Loss) from Continuing Operations before Income Tax Provision (Benefit)	(165,825)	49,385	25,024	1,147
Income Tax Provision (Benefit)[b]	(13,476)	16,346	11,532	3,076
Net Income (Loss) from Continuing Operations Applicable to Common Shareholders	(153,966)	31,467	13,492	(1,929)
Net Income (Loss) Applicable to Common Shareholders	(153,966)	31,467	13,492	(1,929)
Per Common Share
Basic Earnings (Loss)
Net Income (Loss) from Continuing Operations	$(3.35)	$0.68	$0.28	$(0.04)
Net Income (Loss) Applicable to Common Shareholders	(3.35)	0.68	0.28	(0.04)
Diluted Earnings (Loss)
Net Income (Loss) from Continuing Operations	(3.35)	0.64	0.27	(0.04)
Net Income (Loss) Applicable to Common Shareholders	(3.35)	0.64	0.27	(0.04)
Market Price
High	27.41	35.99	48.32	39.86
Low	12.99	16.98	32.67	28.24
Cash Dividends	0.10	0.10	0.10	0.10
2008 — Quarter Ended
Operating Results
Revenues	$1,201,581	$1,339,685	$1,370,169	$1,125,382
Operating Income (Loss)[a]	54,008	94,860	78,917	(35,163)
Income (Loss) from Continuing Operations before Income Tax Provision (Benefit)	39,799	80,991	63,748	(49,621)
Income Tax Provision (Benefit)[b]	15,687	32,185	23,264	(1,642)
Net Income (Loss) from Continuing Operations Applicable to Common Shareholders	22,456	47,089	38,829	(49,739)
Net Income (Loss) Applicable to Common Shareholders	22,456	48,698	38,829	(43,022)
Per Common Share
Basic Earnings (Loss)
Net Income (Loss) from Continuing Operations	$0.50	$1.04	$0.85	$(1.09)
Net Income (Loss) Applicable to Common Shareholders	0.50	1.07	0.85	(0.94)
Diluted Earnings (Loss)
Net Income (Loss) from Continuing Operations	0.47	0.98	0.81	(1.09)
Net Income (Loss) Applicable to Common Shareholders	0.47	1.02	0.81	(0.94)
Market Price
High	54.33	52.16	55.00	43.90
Low	37.91	43.00	42.01	20.03
Cash Dividends	0.10	0.10	0.10	0.10

[a]	The comparability of Con-way’s consolidated operating income (loss) was affected by the following unusual income or expense:

•	A goodwill impairment charge of $134.8 million at Con-way Truckload in the first quarter of 2009.

•	A change in accounting estimate at Con-way Freight, which increased the allowance for revenue adjustments and decreased both revenue and operating income by $5.4 million in the third quarter of 2009.

•	Loss of $21.3 million for restructuring activities at Con-way Freight in the fourth quarter of 2008.

•	Charges of $37.8 million for the impairment of goodwill and other intangible assets, $4.9 million for the write-down of an acquisition-related receivable and $3.1 million for acquisition-related integration and other costs at Menlo Worldwide Logistics in the fourth quarter of 2008.

[b]	The comparability of Con-way’s income tax provision (benefit) was affected by the following:

•	The first quarter of 2009 reflects the non-deductible goodwill impairment charge at Con-way Truckload.

•	The fourth quarter of 2008 reflects the non-deductible goodwill impairment charge and write-down of an acquisition-related receivable at Menlo Worldwide Logistics.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Con-way’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2009, and concluded that its internal control over financial reporting is effective. In making this assessment, management utilized the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The effectiveness of Con-way’s internal control over financial reporting as of December 31, 2009, has been audited by KMPG LLP, the independent registered public accounting firm who also audited Con-way’s consolidated financial statements included in this Annual Report on Form 10-K. The attestation report issued by KPMG LLP precedes Item 8, “Financial Statements and Supplementary Data.”

ITEM 9B.	OTHER INFORMATION

None.

PART III

Information for Items 10 through 14 of Part III of this Report appears in the Proxy Statement for Con-way’s Annual Meeting of Shareholders to be held on May 18, 2010 (the “2010 Proxy Statement”), as indicated below. For the limited purpose of providing the information required by these items, the 2009 Proxy Statement is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding members of Con-way’s Board of Directors and Code of Ethics is presented in the 2010 Proxy Statement and is incorporated herein by reference. Information regarding executive officers of Con-way is included above in Part I under the caption “Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is presented in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is presented in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions, and director independence is presented in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is presented in the 2010 Proxy Statement and is incorporated herein by reference.

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

     3. EXHIBITS

Exhibits are being filed in connection with this Report and are incorporated herein by reference. The Exhibit Index on pages 87 through 91 is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Con-way Inc. (Registrant)

February 26, 2010	/s/ Douglas W. Stotlar

Douglas W. Stotlar President and Chief Executive Officer

February 26, 2010	/s/ Stephen L. Bruffett

Stephen L. Bruffett Executive Vice President and Chief Financial Officer

February 26, 2010	/s/ Kevin S. Coel

Kevin S. Coel Senior Vice President and Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 26, 2010	/s/ W. Keith Kennedy, Jr.

W. Keith Kennedy, Jr.,
Chairman of the Board

February 26, 2010	/s/ Douglas W. Stotlar

Douglas W. Stotlar, Director

February 26, 2010	/s/ John J. Anton

John J. Anton, Director

February 26, 2010	/s/ William R. Corbin

William R. Corbin, Director

February 26, 2010	/s/ Robert Jaunich II

Robert Jaunich II, Director

February 26, 2010	/s/ Michael J. Murray

Michael J. Murray, Director

February 26, 2010	/s/ John C. Pope

John C. Pope, Director

February 26, 2010	/s/ William J. Schroeder

William J. Schroeder, Director

February 26, 2010	/s/ Peter W. Stott

Peter W. Stott, Director

February 26, 2010	/s/ Chelsea C. White III

Chelsea C. White III, Director

INDEX TO EXHIBITS

ITEM 15(3)

Exhibit No.

(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession:
	2.1	Con-way Inc. plan for discontinuance of Con-way Forwarding (Item 2.05 to Con-way’s Report on Form 8-K filed on June 5, 2006*).
	2.2	Con-way Inc. plan for re reorganization of Con-way Freight Inc. (Item 7.01 to Con-way’s Report on Form 8-K filed on August 22, 2007*).
	2.3	Con-way Inc. Plan for reorganization of Con-way Freight Inc. (Item 2.05 to Con-way’s Report on Form 8-K filed on November 3, 2008*).
	2.4	Con-way Inc. Plan for reorganization of Con-way Freight Inc. (Item 2.05 to Con-way’s Report on Form 8-K filed on December 8, 2008*).
(3)	Articles of incorporation and by-laws:
	3.1	Con-way Inc. Certificate of Incorporation, as amended May 19, 2009 (Exhibit 3.1 to Con-way’s Form 10-Q for the quarter ended June 30, 2009*).
	3.2	Con-way Inc. By-Laws, as amended September 20, 2009 (Exhibit 3.2 to Con-way’s Form 8-K filed on September 22, 2009*).
(4)	Instruments defining the rights of security holders, including debentures:
	4.1	Certificate of Designations of the Series B Cumulative Convertible Preferred Stock (Exhibit 4.1 as filed on Form SE dated May 25, 1989*).
	4.2	Form of Indenture between CNF Transportation Inc. and Bank One Trust Company, National Association (Exhibit 4(d)(i) to Con-way’s Form 8-K dated March 3, 2000*).
	4.3	Form of Security for 8 7/8% Notes due 2010 issued by CNF Transportation Inc. (Exhibit 4(i) to Con-way’s Form 8-K dated March 3, 2000*).
	4.4	Supplemental Indenture No. 1 dated as of April 30, 2004 to Indenture dated as of March 8, 2000 between CNF Inc. as issuer and The Bank of New York, N.A. as successor trustee, relating to 6.70% Senior Debentures due 2034 (filed as Exhibit 4.2 to Form S-4 dated June 4, 2004*).
	4.5	Form of Global 6.70% Senior Debentures due 2034 (included in Exhibit 4.2 to Form S-4 dated June 4, 2004*).
	4.6	$400 million Credit Agreement dated March 11, 2005 among Con-way Inc. and various financial institutions (Exhibit 4.9 to Con-way’s Form 10-K for the year ended December 31, 2004*).
	4.7	Amendment No. 1 dated September 30, 2006 to the $400 million Credit Agreement dated March 11, 2005 (Exhibit 99.3 to Con-way’s Report on Form 8-K filed on September 29, 2006*).
	4.8	Subsidiary Guaranty Agreement dated as of March 11, 2005, made by Con-Way Transportation Services, Inc., Menlo Worldwide, LLC and Menlo Logistics Inc. in favor of the banks referred to in 4.6 (Exhibit 4.10 to Con-way’s Form 10-K for the year ended December 31, 2004*).
	4.9	Form of Indenture dated as of December 27, 2007 between Con-way Inc. as issuer and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.1 to Con-way’s Report on Form 8-K filed on December 27, 2007*).
	4.10	Form of 7.25% Senior Notes due 2018 (Exhibit 4.3 to Con-way’s Report on Form 8-K filed on December 27, 2007*).

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
(10)	Material contracts:
	10.1	Distribution Agreement between Consolidated Freightways, Inc., and Consolidated Freightways Corporation dated November 25, 1996 (Exhibit 10.34 to Con-way’s Form 10-K for the year ended December 31, 1996*).
	10.2	Employee Benefit Matters Agreement by and between Consolidated Freightways, Inc. and Consolidated Freightways Corporation dated December 2, 1996 (Exhibit 10.33 to Con-way’s form 10-K for the year ended December 31, 1996*#).
	10.3	Transition Services Agreement between CNF Service Company, Inc. and Consolidated Freightways Corporation dated December 2, 1996 (Exhibit to Con-way’s Form 10-K for the year ended December 31, 1996*).
	10.4	Tax Sharing Agreement between Consolidated Freightways, Inc., and Consolidated Freightways Corporation dated December 2, 1996 (Exhibit to Con-way’s Form 10-K for the year ended December 31, 1996*).
	10.5	Stock Purchase Agreement between CNF Inc. and Menlo Worldwide, LLC and United Parcel Service dated October 5, 2004 (Exhibit 99.1 to Con-way’s Form 8-K dated October 6, 2004*).
	10.6	Amendment No. 1 dated December 17, 2004 to the Stock Purchase Agreement between CNF Inc. and Menlo Worldwide, LLC and United Parcel Service dated October 5, 2004 (Exhibit 99.1 to Con-way’s Form 8-K dated December 21, 2004*).
	10.7	Transition Services Agreement between CNF Inc and Menlo Worldwide, LLC and United Parcel Service date October 5, 2004 (Exhibit 99.1 to Con-way’s Form 8-K dated October 6, 2004*).
	10.8	Agreement and Plan of Merger dated as of July 13, 2007, by and among the Company, Seattle Acquisition Corporation, a Missouri corporation and a wholly owned subsidiary of the Company, Transportation Resources, Inc., a Missouri corporation, the Shareholders’ Agent (as defined therein) and the Principal Shareholders (as defined therein). (Exhibit 10.1 to Con-way’s Form 10-Q for the quarter ended June 30, 2007*).
	10.9	Severance Agreement dated August 23, 2007 between Herbert J. Schmidt and Contract Freighters, Inc. (Exhibit 10.7 to Con-way’s Form 10-Q for the quarter ended September 30, 2007*#).
	10.10	Stock Purchase Agreement to purchase Chic Holdings Limited between Menlo Worldwide, LLC and various sellers dated September 7, 2007 (Exhibit 10.8 to Con-way’s Form 10-Q for the quarter ended September 30, 2007*).
	10.11	Settlement and Release Agreement between Con-way Inc. and Central States (Item 1.01 to Con-way’s Report on Form 8-K filed on December 31, 2008*).
	10.12	Supplemental Retirement Plan dated January 1, 1990 (Exhibit 10.31 to Con-way’s Form 10-K for the year ended December 31, 1993*#).
	10.13	Con-way Inc. Nonqualified Executive Benefit Plans Trust Agreement 2004 Restatement dated as of December 30, 2004 between Con-way Inc. and Wachovia Bank, NA (Exhibit 10.5 to Con-way’s Form 10-Q for the quarter ended March 31, 2005*#).
	10.14	Directors’ 24-Hour Accidental Death and Dismemberment Plan (Exhibit 10.32 to Con-way’s Form 10-K for the year ended December 31, 1993*#).
	10.15	Directors’ Business Travel Insurance Plan (Exhibit 10.36 to Con-way’s Form 10-K for the year ended December 31, 1993*#).
	10.16	Emery Air Freight Plan for Retirees, effective October 31, 1987 (Exhibit 4.23 to the Emery Air Freight Corporation Quarterly Report on Form 10-Q ended September 30, 1987*#).

Exhibit No.

	10.17	Separation Agreement and General Release between Con-way Freight Inc. and David S. McClimon effective September 28, 2007 (Exhibit 99 to Con-way’s Report on Form 8-K filed on October 1, 2007*#).
	10.18	Summary of Certain Compensation Arrangements (Exhibit 10.3 to Con-way’s Form 10-Q for the quarter ended March 31, 2005*#).
	10.19	Summary of Certain Compensation Arrangements (Exhibit 10.9 to Con-way’s Form 10-K for the year ended December 31, 2005*#).
	10.20	Summary of Material Executive Employee Agreements (Item 1.01 to Con-way’s Report on Form 8-K filed on June 6, 2005*#)
	10.21	Summary of Material Executive Employee Relocation Package (Item 1.01 to Con-way’s Report on Form 8-K filed on August 25, 2006*#).
	10.22	Summary of Revisions to Incentive Compensation and Value Management Plan Awards (Item 1.01(c) to Con-way’s Report on Form 8-K filed on September 29, 2006*#).
	10.23	Summary of Executive Stock Ownership Guidelines (Item 1.01(d) to Con-way’s Report on Form 8-K filed on September 29, 2006*#).
	10.24	Summary of Changes to Con-way’s Pension and Retirement Benefits Programs (Exhibit 99.1 to Con-way’s Report on Form 8-K filed on October 17, 2006*).
	10.25	Summary of Directors Stock Ownership Guidelines (Item 7.01 to Con-way’s Report on Form 8-K filed on December 7, 2006*#).
	10.26	Summary of Directors Compensation Arrangements (Item 7.01 to Con-way’s Report on Form 8-K filed on December 7, 2006*#).
	10.27	Summary of Certain Compensation Arrangements (Item 5.02 to Con-way’s Report on Form 8-K filed on January 31, 2007*#).
	10.28	Summary of Certain Compensation Agreements (Item 5.02 to Con-way’s Report on Form 8-K filed on January 30, 2008*#).
	10.29	Summary of Material Executive Relocation Package (Item 5.02 to Con-way’s Report on Form 8-K filed on May 29, 2008*#).
	10.30	Summary of Certain Compensation Agreements (Item 5.02 to Con-way’s Report on Form 8-K filed on August 14, 2008*#).
	10.31	Summary of Certain Compensation Agreements (Item 5.02 to Con-way’s Report on Form 8-K filed on January 29, 2009*#).Summary of Certain Compensation Agreements (Item 5.02 to Con-way’s Report on Form 8-K filed on February 11, 2010*#).
	10.32	Con-way Inc. Deferred Compensation Plan for Non-Employee Directors Amended and Restated December 2008 (Exhibit 10.50 to Con-way’s Form 10-K for the year ended December 31, 2008*#).
	10.33	Con-way Inc. 2005 Deferred Compensation Plan for Non-Employee Directors Amended and Restated December 2008 (Exhibit 10.51 to Con-way’s Form 10-K for the year ended December 31, 2008*#).
	10.34	Con-way Inc. Amended and Restated 2003 Equity Incentive Plan for Non-Employee Directors Amended and Restated December 2008 (Exhibit 10.49 to Con-way’s Form 10-K for the year ended December 31, 2008*#).
	10.35	Con-way Inc. 1997 Equity and Incentive Plan (2006 Amendment and Restatement) (Exhibit 99.7 to Con-way’s Report on Form 8-K filed on December 6, 2005*#).
	10.36	Con-way Inc. 2006 Equity and Incentive Plan Amended and Restated December 2008 (Exhibit 10.52 to Con-way’s Form 10-K for the year ended December 31, 2008*#).
	10.37	Amendment No. 1 to the Con-way Inc. 2006 Equity and Incentive Plan Amended and Restated December 2008 (Exhibit 99.7 to Con-way’s Report on Form 8-K filed on December 18, 2009*#).
	10.38	Form of Stock Option Agreement (Exhibit 99.10 to Con-way’s Report on Form 8-K filed on December 6, 2005*#).

Exhibit No.

	10.39	Form of Stock Option Agreement (Exhibit 99.2 to Con-way’s Report on Form 8-K filed on September 29, 2006*#).
	10.40	Form of Stock Appreciation Rights Agreement (Exhibit 99.2 to Con-way’s Report on Form 8-K filed on February 11, 2010*#).
	10.41	Form of Performance Share Plan Unit Grant Agreement (Exhibit 99.3 to Con-way’s Report on Form 8-K filed on January 31, 2007*#).
	10.42	Form of Performance Share Plan Unit Grant Agreement (Exhibit 99.1 to Con-way’s Report on Form 8-K/A filed on February 1, 2008*#).
	10.43	Form of Restricted Stock Award Agreement (Exhibit 99.11 to Con-way’s Report on Form 8-K filed on December 6, 2005*#).
	10.44	Form of Restricted Stock Award Agreement for officers of Con-way (Exhibit 99.2 to Con-way’s Report on Form 8-K filed on January 30, 2008*#).
	10.45	Form of Restricted Stock Unit Grant Agreement (Exhibit 99 to Con-way’s Report on Form 8-K filed on January 29, 2009*#).
	10.46	Form of Restricted Stock Unit Grant Agreement (Exhibit 99.2 to Con-way’s Report on Form 8-K filed on February 11, 2010*#).
	10.47	Con-way Inc. 1993 Deferred Compensation Plan for Executives and Key Employees Amended and Restated December 2008 (Exhibit 10.53 to Con-way’s Form 10-K for the year ended December 31, 2008*#).
	10.48	Con-way Inc. 2005 Deferred Compensation Plan for Executives and Key Employees Amended and Restated December 2008 (Exhibit 10.54 to Con-way’s Form 10-K for the year ended December 31, 2008*#).
	10.49	Con-way Inc. Executive Incentive Compensation Plan Amended and Restated December 2008 (Exhibit 10.55 to Con-way’s Form 10-K for the year ended December 31, 2008*#).
	10.50	Con-way Inc. Executive Incentive Plan.#
	10.51	Con-way Inc 2005 Supplemental Excess Retirement Plan Amended and Restated December 2008 (Exhibit 10.57 to Con-way’s Form 10-K for the year ended December 31, 2008*#).
	10.52	Con-way Inc. Supplemental Retirement Savings Plan Amended and Restated December 2008 (Exhibit 10.58 to Con-way’s Form 10-K for the year ended December 31, 2008*#).
	10.53	Amendment No. 1 to Con-way Inc Supplemental Retirement Savings Plan Amended and Restated December 2008.#
	10.54	Amendment No. 2 to Con-way Inc Supplemental Retirement Savings Plan Amended and Restated December 2008.#
	10.55	Form of Severance Agreement (Change in Control) for Douglas W. Stotlar (Exhibit 99.1 to Con-way’s Report on Form 8-K filed on December 18, 2009*#).
	10.56	Form of Severance Agreement (Change in Control) for Stephen L. Bruffett (Exhibit 99.2 to Con-way’s Report on Form 8-K filed on December 18, 2009*#).
	10.57	Form of Severance Agreement (Change in Control) for Robert L. Bianco, Jr. (Exhibit 99.3 to Con-way’s Report on Form 8-K filed on December 18, 2009*#).
	10.58	Form of Severance Agreement (Change in Control) for John G. Labrie (Exhibit 99.4 to Con-way’s Report on Form 8-K filed on December 18, 2009*#).
	10.59	Form of Severance Agreement (Change in Control) for Herbert J. Schmidt (Exhibit 99.6 to Con-way’s Report on Form 8-K filed on December 18, 2009*#).
	10.60	Form of Severance Agreement (Change in Control) for Jennifer W. Pileggi.#
	10.61	Form of Severance Agreement (Change in Control) for Leslie P. Lundberg.#
	10.62	Form of Severance Agreement (Change in Control) for Mark C. Thickpenny.#
	10.63	Form of Severance Agreement (Change in Control) for Kevin S. Coel.#
	10.64	Form of Amendment No. 1 to Severance Agreement (Change in Control).#

Exhibit No.

	10.65	Form of Severance Agreement (Non-Change in Control) for Douglas W. Stotlar (Exhibit 99.8 to Con-way’s Report on Form 8-K filed on December 18, 2009*#).
	10.66	Form of Severance Agreement (Non-Change in Control) for Stephen L. Bruffett (Exhibit 99.9 to Con-way’s Report on Form 8-K filed on December 18, 2009*#).
	10.67	Form of Severance Agreement (Non-Change in Control) for Robert L. Bianco, Jr. (Exhibit 99.10 to Con-way’s Report on Form 8-K filed on December 18, 2009*#).
	10.68	Form of Severance Agreement (Non-Change in Control) for John G. Labrie (Exhibit 99.11 to Con-way’s Report on Form 8-K filed on December 18, 2009*#).
	10.69	Form of Severance Agreement (Non-Change in Control) for Herbert J. Schmidt (Exhibit 99.12 to Con-way’s Report on Form 8-K filed on December 18, 2009*#).
	10.70	Form of Severance Agreement (Non-Change in Control) for Jennifer W. Pileggi.#
	10.71	Form of Severance Agreement (Non-Change in Control) for Leslie P. Lundberg.#
	10.72	Form of Severance Agreement (Non-Change in Control) for Mark C. Thickpenny.#
	10.73	Form of Severance Agreement (Non-Change in Control) for Kevin S. Coel.#
	10.74	Form of Amendment No. 1 to Severance Agreement (Non-Change in Control).#
	10.75	Form of Non-Change in Control Severance Policy (Con-way Inc. and Con-way Enterprise Services, Inc.).#
	10.76	Form of Non-Change in Control Severance Policy (Con-way Affiliates).#
(12)	Computation of ratios of earnings to fixed charges.
(21)	Significant Subsidiaries of Con-way Inc.
(23)	Consent of Independent Registered Public Accounting Firm.
(31)	Certification of Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional documents:
	99.1	Con-way Inc. 2010 Notice of Annual Meeting and Proxy Statement filed on Form DEF 14A. (Only those portions referenced herein are incorporated in this Form 10-K. Other portions are not required and, therefore, are not “filed” as a part of this Form 10-K. *)

Footnotes to Exhibit Index

*	Previously filed with the Securities and Exchange Commission and incorporated herein by reference.

#	Designates a contract or compensation plan for Management or Directors.