Form 10-Q
period 2010-03-31
Con-way Inc.
filed 2010-05-06
CIK 23675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Number of shares of Common Stock, $0.625 par value,
outstanding as of April 30, 2010:  49,769,124

CON-WAY INC.
FORM 10-Q
Quarter Ended March 31, 2010

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets -
	March 31, 2010 and December 31, 2009	3

	Statements of Consolidated Operations -
	Three Months Ended March 31, 2010 and 2009	5

	Statements of Consolidated Cash Flows -
	Three Months Ended March 31, 2010 and 2009	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 6.	Exhibits	34

Signatures		35

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CON-WAY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
ASSETS	2010	2009
	(Unaudited)
Current Assets
Cash and cash equivalents	$461,393	$476,575
Marketable securities	22,260	-
Trade accounts receivable, net	591,313	494,075
Other accounts receivable	36,105	32,489
Operating supplies, at lower of average cost or market	19,925	18,290
Prepaid expenses	59,392	42,803
Deferred income taxes	12,335	12,662
	1,202,723	1,076,894

Property, Plant and Equipment
Land	194,878	194,963
Buildings and leasehold improvements	809,208	809,460
Revenue equipment	1,368,917	1,373,148
Other equipment	288,332	286,629
	2,661,335	2,664,200
Accumulated depreciation	(1,313,917)	(1,288,927)
	1,347,418	1,375,273

Other Assets
Deferred charges and other assets	39,464	38,524
Capitalized software, net	19,845	22,051
Marketable securities	6,587	6,691
Intangible assets, net	19,482	23,126
Goodwill	353,593	353,658
	438,971	444,050

Total Assets	$2,989,112	$2,896,217

The accompanying notes are an integral part of these statements.

CON-WAY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share amounts)

	March 31,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2010	2009
	(Unaudited)
Current Liabilities
Accounts payable	$323,184	$272,285
Accrued liabilities	236,922	210,316
Self-insurance accruals	93,806	87,742
Short-term borrowings	14,905	10,325
Current maturities of long-term debt and capital leases	209,313	210,816
Total Current Liabilities	878,130	791,484

Long-Term Liabilities
Long-term debt	719,529	719,501
Long-term obligations under capital leases	39,059	41,288
Self-insurance accruals	162,849	156,939
Employee benefits	435,516	439,899
Other liabilities and deferred credits	42,898	44,516
Deferred income taxes	18,339	15,861
Total Liabilities	2,296,320	2,209,488

Commitments and Contingencies (Note 10)

Shareholders' Equity
Common stock, $0.625 par value; authorized 100,000,000 shares;
issued 62,560,739 and 62,512,456 shares, respectively	39,016	38,971
Additional paid-in capital, common stock	569,542	567,584
Retained earnings	881,931	890,915
Cost of repurchased common stock
(13,042,669 and 13,287,693 shares, respectively)	(564,683)	(575,219)
Total Common Shareholders' Equity	925,806	922,251
Accumulated Other Comprehensive Loss	(233,014)	(235,522)
Total Shareholders' Equity	692,792	686,729
Total Liabilities and Shareholders' Equity	$2,989,112	$2,896,217

The accompanying notes are an integral part of these statements.

CON-WAY INC.
STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended
	March 31,
	2010	2009

Revenues	$1,161,911	$962,932

Costs and Expenses
Salaries, wages and other employee benefits	502,727	472,369
Purchased transportation	277,641	213,541
Other operating expenses	114,500	98,589
Fuel and fuel-related taxes	114,349	73,812
Depreciation and amortization	45,026	50,104
Maintenance	37,468	31,148
Rents and leases	28,732	23,496
Purchased labor	24,301	15,372
Loss from impairment of goodwill and intangible assets	2,767	134,813
	1,147,511	1,113,244

Operating Income (Loss)	14,400	(150,312)

Other Income (Expense)
Investment income	382	783
Interest expense	(16,400)	(15,619)
Miscellaneous, net	(1,296)	(677)
	(17,314)	(15,513)

Loss before Income Tax Provision (Benefit)	(2,914)	(165,825)
Income Tax Provision (Benefit)	1,123	(13,476)

Net Loss	(4,037)	(152,349)
Preferred Stock Dividends	-	1,617

Net Loss Applicable to Common Shareholders	$(4,037)	$(153,966)

Weighted-Average Common Shares Outstanding
Basic	49,335,702	45,962,858
Diluted	49,335,702	45,962,858

Loss per Common Share
Basic
Net Loss Applicable to Common Shareholders	$(0.08)	$(3.35)

Diluted
Net Loss Applicable to Common Shareholders	$(0.08)	$(3.35)

The accompanying notes are an integral part of these statements.

CON-WAY INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2010	2009

Cash and Cash Equivalents, Beginning of Period	$476,575	$278,253

Operating Activities
Net Loss	(4,037)	(152,349)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization, net of accretion	43,216	48,401
Non-cash compensation and employee benefits	5,613	20,212
Increase (decrease) in deferred income taxes	4,286	(1,358)
Provision for uncollectible accounts	1,244	1,346
Loss from impairment of goodwill and intangible assets	2,767	134,813
Loss from sales of property and equipment, net	654	162
Changes in assets and liabilities:
Receivables	(102,532)	37,642
Prepaid expenses	(16,589)	(13,793)
Accounts payable	50,899	2,036
Accrued variable compensation	(9,621)	(10,767)
Accrued liabilities, excluding accrued variable compensation
and employee benefits	36,399	34,482
Self-insurance accruals	11,974	(4,534)
Accrued income taxes	(1,476)	4,282
Employee benefits	4,165	(2,502)
Deferred charges and credits	(1,303)	477
Other	(1,809)	1,538
Net Cash Provided by Operating Activities	23,850	100,088

Investing Activities
Capital expenditures	(16,132)	(23,200)
Software expenditures	(1,115)	(2,355)
Proceeds from sales of property and equipment	1,691	3,795
Purchases of marketable securities	(32,260)	(7,915)
Proceeds from sales of marketable securities	10,200	7,917
Net Cash Used in Investing Activities	(37,616)	(21,758)

Financing Activities
Repayment of long-term debt, guarantees and capital leases	(2,148)	(22,700)
Net proceeds from (repayments of) short-term borrowings	4,579	(436)
Proceeds from exercise of stock options	1,004	-
Excess tax benefit from stock-option exercises	96	-
Payments of common dividends	(4,947)	(4,617)
Payments of preferred dividends	-	(3,507)
Net Cash Used in Financing Activities	(1,416)	(31,260)

Net Cash Provided by (Used in) Continuing Operations	(15,182)	47,070

Discontinued Operations
Net Cash Used in Operating Activities	-	(103)
Net Cash Used in Discontinued Operations	-	(103)

Increase (Decrease) in Cash and Cash Equivalents	(15,182)	46,967
Cash and Cash Equivalents, End of Period	$461,393	$325,220

Supplemental Disclosure
Cash paid (refunded) for income taxes, net	$1,123	$(15,128)
Cash paid for interest, net of amounts capitalized	$15,497	$15,815

Non-cash Investing and Financing Activities
Repurchased common stock issued under defined contribution plan	$8,769	$7,371

The accompanying notes are an integral part of these statements.

CON-WAY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Principal Accounting Policies

Organization

Con-way Inc. and its consolidated subsidiaries (“Con-way”) provide transportation, logistics and supply-chain management services for a wide range of manufacturing, industrial and retail customers. Con-way’s business units operate in regional and transcontinental less-than-truckload and full-truckload freight transportation, contract logistics and supply-chain management, multimodal freight brokerage and trailer manufacturing. As more fully discussed in Note 4, “Segment Reporting,” for financial reporting purposes, Con-way is divided into four reporting segments: Freight, Logistics, Truckload and Other.

Basis of Presentation

These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Rule 10-01 of Regulation S-X, and should be read in conjunction with Con-way’s 2009 Annual Report on Form 10-K. Accordingly, significant accounting policies and other disclosures normally provided have been omitted.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary to present fairly Con-way’s financial condition, results of operations and cash flows for the periods presented. Results for the interim periods presented are not necessarily indicative of annual results.

Property, Plant and Equipment

Con-way periodically evaluates whether changes to estimated useful lives or salvage values are necessary to ensure that these estimates accurately reflect the economic use of the assets. In Con-way’s recent periodic evaluation, the estimated useful lives for revenue equipment were extended in response to planned capital expenditure levels. As a result of the revised estimates, in January 2010, Con-way Freight extended the estimated useful life for most of its tractors to 10 years from 8 years and extended the estimated useful life for its trailers to 14 years from 13 years. Also effective in January 2010, Con-way Truckload extended the estimated useful life for its tractors to 6 years from 4 years, and decreased the associated estimated salvage values. As a result of these combined changes, net loss applicable to common shareholders in the first three months of 2010 decreased by $1.1 million ($0.02 per diluted share).

Loss per Share

Basic loss per share is computed by dividing reported loss by the weighted-average common shares outstanding. In the computation of diluted loss per share, only potential common shares that are dilutive are included. Potential common shares are dilutive if they reduce earnings per share or increase loss per share. Options, nonvested stock and convertible preferred stock are not included in the computation if the result is antidilutive, such as when a loss applicable to common shareholders is reported. Antidilutive securities not included in the computation of diluted loss per share were 3,673,931 and 6,636,748 for the three months ended March 31, 2010 and 2009, respectively.

New Accounting Standards

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets – an amendment of SFAS 140” and SFAS 167, “Amendments to FASB Interpretation 46R.” SFAS 166 and SFAS 167 were codified in the “Transfers and Servicing” and “Consolidations” topics of the FASB Accounting Standards Codification (“Codification”), respectively. SFAS 166 modifies the accounting for transfers of financial assets, eliminates the concept of a qualifying special-purpose entity and creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale. SFAS 167 changes the accounting rules to improve financial reporting by enterprises involved with a variable-interest entity (“VIE”). Primarily, the statement eliminates an existing provision that excludes certain special-purpose entities from consolidation requirements and also establishes principles-based criteria for determining whether a VIE should be consolidated. Con-way’s adoption of SFAS 166 and SFAS 167 in the first quarter of 2010 did not have a material effect on its financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multi-Deliverable Revenue Arrangements- a consensus of the FASB Emerging Issues Task Force.” ASU 2009-13 was codified in the “Revenue Recognition” topic of the

Codification, which details the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among separate units of accounting. One of the current requirements is that there be objective and reliable evidence of the standalone selling price of the undelivered items, which must be supported by either vendor-specific objective evidence (“VSOE”) or third-party evidence. ASU 2009-13 modifies the current GAAP by amending the objective and reliable evidence threshold to allow use of estimated selling price when VSOE does not exist. Under ASU 2009-13, deliverables would be expected to meet the separation criteria more frequently. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Con-way will apply the guidance prospectively to revenue arrangements entered into or materially modified on or after January 1, 2011.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures” which amends the “Fair Value Measurements and Disclosures” topic of the Codification to add new requirements for disclosures about transfers of financial assets and liabilities between Levels 1 and 2 of the fair-value hierarchy and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair-value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Con-way’s adoption of ASU 2010-06 effective in the first quarter of 2010 did not have a material effect on its financial statements.

Reclassifications

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

The following table shows the changes in the carrying amounts of goodwill attributable to each applicable segment:

(Dollars in thousands)	Logistics	Truckload	Other	Total

Balances at December 31, 2008
Goodwill	$54,453	$464,598	$727	$519,778
Accumulated impairment losses	(31,822)	--	--	(31,822)
	22,631	464,598	727	487,956
Impairment charge	--	(134,813)	--	(134,813)
Change in foreign-currency exchange rates	515	--	--	515
Balances at December 31, 2009
Goodwill	54,968	464,598	727	520,293
Accumulated impairment losses	(31,822)	(134,813)	--	(166,635)
	23,146	329,785	727	353,658
Change in foreign-currency exchange rates	(65)	--	--	(65)
Balances at March 31, 2010
Goodwill	54,903	464,598	727	520,228
Accumulated impairment losses	(31,822)	(134,813)	--	(166,635)
	$23,081	$329,785	$727	$353,593

In 2009, Con-way evaluated its goodwill for impairment prior to its annual measurement date due primarily to deteriorating truckload market conditions, lower profit projections for Con-way Truckload and a decline in Con-way’s market capitalization during the first quarter of 2009. In the first quarter of 2009, Con-way determined that the goodwill associated with Con-way Truckload was impaired and, as a result, Con-way Truckload recognized a $134.8 million impairment charge to reduce the carrying amount of the goodwill to its implied fair value. The impairment charge was primarily due to lower projected revenues and operating income and a discount rate that reflected the economic and market conditions at the measurement date.

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

Intangible Assets

The fair value of intangible assets is amortized on a straight-line basis over the estimated useful life. Amortization expense related to intangible assets was $0.9 million in the first quarter of 2010 and $1.2 million in the first quarter of 2009. Intangible assets consisted of the following:

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$27,236	$7,754	$31,472	$8,346

In the first quarter of 2010, Con-way evaluated the fair value of Chic Logistics’ customer-relationship intangible asset due to lower projected revenues from customers comprising the customer-relationship intangible asset. As a result, Menlo Worldwide Logistics recognized a $2.8 million impairment loss and reduced the carrying amount of the intangible asset to zero.

Estimated amortization expense for the next five years is presented in the following table:

(Dollars in thousands)

Year ending December 31:
Remaining nine months of 2010	$2,300
2011	3,100
2012	2,700
2013	2,400
2014	2,400
2015	2,400

3. Restructuring Activities

During the periods presented, Con-way incurred expenses in connection with a number of restructuring activities. Con-way reported the employee-separation costs in salaries, wages and other employee benefits and facility costs primarily in rents and leases in the statements of consolidated operations. As detailed below, Con-way recognized restructuring charges of $0.8 million in the first three months of 2010 and $1.1 million in the first three months of 2009, and expects to recognize $1.4 million of additional expense in 2010. Con-way’s remaining liability for amounts expensed but not yet paid was $8.2 million at March 31, 2010. The remaining liability relates primarily to operating lease commitments that are expected to be payable over several years and employee-separation costs that are expected to be paid in 2010.

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

The following table summarizes the effect of the outsourcing initiative:

(Dollars in thousands)	Employee-Separation Costs
Balance at December 31, 2009	$3,360
2010 charges	779
Cash payments	(104)
Balance at March 31, 2010	$4,035

Total expense recognized to date	$4,139
Expected remaining expenses	1,394

The expected remaining expenses of $1.4 million exclude implementation and on-going service-provider costs expected to be incurred in connection with the outsourcing initiative.

In the first quarter of 2010, Con-way allocated corporate outsourcing charges of $0.6 million and $0.2 million to the Freight and Logistics segments, respectively.

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

The following table summarizes the effect Con-way Freight’s operational restructuring:

(Dollars in thousands)	Employee-Separation Costs	Facility and Lease- Termination Costs	Asset-Impairment Charges	Other	Total
Balance at December 31, 2009	$--	$2,108	$--	$--	$2,108
Cash payments	--	(284)	--	--	(284)
Balance at March 31, 2010	$--	$1,824	$--	$--	$1,824

Total expense recognized to date	$7,119	$4,336	$2,401	$2,786	$16,642

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

The following table summarizes the effect of the network re-engineering:

(Dollars in thousands)	Employee-Separation Costs	Facility and Lease- Termination Costs	Asset-Impairment Charges	Total
Balance at December 31, 2009	$--	$2,448	$--	$2,448
Cash payments	--	(118)	--	(118)
Balance at March 31, 2010	$--	$2,330	$--	$2,330

Total expense recognized to date	$5,968	$5,781	$1,656	$13,405

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

Financial Data

Management evaluates segment performance primarily based on revenue and operating income (loss). Accordingly, investment income, interest expense and other non-operating items are not reported in segment results. Corporate expenses are generally allocated based on measurable services provided to each segment, or for general corporate expenses, based on segment revenue. Inter-segment revenue and related operating income (loss) have been eliminated to reconcile to consolidated revenue and operating income (loss). Transactions between segments are generally based on negotiated prices.

(Dollars in thousands)	Three Months Ended March 31,
	2010	2009
Revenues before Inter-segment Eliminations
Freight	$725,003	$573,815
Logistics	355,183	316,477
Truckload	140,616	134,783
Other	11,839	5,989
Inter-segment Revenue Eliminations	(70,730)	(68,132)
	$1,161,911	$962,932

Inter-segment Revenue Eliminations
Freight	$12,448	$14,082
Logistics	3,170	--
Truckload	44,110	48,741
Other	11,002	5,309
	$70,730	$68,132

Revenues from External Customers
Freight	$712,555	$559,733
Logistics	352,013	316,477
Truckload	96,506	86,042
Other	837	680
	$1,161,911	$962,932
Operating Income (Loss)
Freight	$(3,153)	$(23,387)
Logistics	12,856	4,974
Truckload	2,975	(132,678)
Other	1,722	779
	$14,400	$(150,312)

5. Fair-Value Measurements

Assets and liabilities reported at fair value are classified in one of the following three levels within the fair-value hierarchy:

Level 1: Quoted market prices in active markets for identical assets or liabilities
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3: Unobservable inputs that are not corroborated by market data

The following table summarizes the valuation of financial instruments within the fair-value hierarchy:

	March 31, 2010
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Cash equivalents	$432,427	$112,702	$319,725	$--
Current marketable securities	22,260	--	22,260	--
Other marketable securities	6,587	--	--	6,587

	December 31, 2009
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Cash equivalents	$450,915	$143,578	$307,337	$--
Other marketable securities	6,691	--	--	6,691

Cash equivalents consist of short-term interest-bearing instruments (primarily commercial paper, certificates of deposit and money-market funds) with maturities of three months or less at the date of purchase. At March 31, 2010, the average remaining maturity of the cash equivalents was less than one month. Current marketable securities consist of variable-rate demand notes.

Money-market funds reflect their net asset value and are classified as Level 1 instruments within the fair-value hierarchy. Due to the lack of quoted market prices for identical instruments, commercial paper, certificates of deposit and variable-rate demand notes are generally valued using published interest rates for instruments with similar terms and maturities, and accordingly, are classified as Level 2 instruments within the fair-value hierarchy. Based on their short maturities, the carrying amount of the cash equivalents approximates their fair value.

Con-way’s other marketable security consists of one auction-rate security, which was valued with an income approach that utilized a discounted cash flow model. The following table summarizes the change in fair values of Con-way’s auction-rate security, which was valued using Level 3 inputs:

(Dollars in thousands)	Auction-rate security

Balance at December 31, 2008	$6,712
Unrealized gain	379
Partial redemption	(400)
Balance at December 31, 2009	$6,691
Unrealized gain	96
Partial redemption	(200)
Balance at March 31, 2010	$6,587

Due primarily to changes in interest-rate benchmarks, the fair value of Con-way’s auction-rate security increased $0.1 million in the first quarter of 2010. Con-way has recorded the cumulative $0.3 million decline in the carrying value of the auction-rate security with an equal and offsetting unrealized loss in accumulated other comprehensive loss in shareholders’ equity. Con-way has evaluated the unrealized loss and concluded that the decline in fair value is not other-than-temporary.

6. Employee Benefit Plans

In the periods presented, employees of Con-way and its subsidiaries in the U.S. were covered under several retirement benefit plans, including defined benefit pension plans, defined contribution retirement plans, a postretirement medical plan and a long-term disability plan. See Note 12, “Employee Benefit Plans,” of Item 8, “Financial Statements and Supplementary Data,” in

Con-way’s 2009 Annual Report on Form 10-K for additional information concerning its employee benefit plans. See “– Cost-Reduction Actions” below for a discussion of employee benefits changes that were effective in April 2009.

Defined Benefit Pension Plans

The following table summarizes the components of net periodic benefit expense for Con-way’s domestic defined benefit pension plans:

	Qualified Pension Plans		Non-Qualified Pension Plans
	Three Months Ended March 31,		Three Months Ended March 31,
(Dollars in thousands)	2010	2009	2010	2009

Interest cost on benefit obligation	$17,364	$18,553	$974	$1,086
Expected return on plan assets	(19,381)	(16,443)	--	--
Net amortization and deferral	2,228	8,521	111	142
Net periodic benefit expense	$211	$10,631	$1,085	$1,228

Con-way expects to make a discretionary contribution of $25.0 million to its Qualified Pension Plans in 2010; however, this could change based on variations in interest rates, asset returns, Pension Protection Act requirements and other factors.

Defined Contribution Retirement Plans

Con-way’s defined contribution retirement plans consist mostly of the primary defined contribution retirement plan (the “Primary DC Plan”).

Con-way’s expense under the Primary DC Plan was $8.9 million and $19.6 million in the first quarter of 2010 and 2009, respectively. At March 31, 2010 and December 31, 2009, Con-way had recognized accrued liabilities of $10.6 million and $10.5 million, respectively, for its contributions related to the Primary DC Plan. In 2009, Con-way’s contributions to the Primary DC Plan included allocations of Con-way preferred stock and contributions of cash and Con-way common stock. In 2010, Con-way’s contributions were made with Con-way common stock. In the first three months of 2010 and 2009, Con-way used 251,732 shares and 277,795 shares, respectively, of repurchased common stock (also referred to as treasury stock), to fund $8.8 million and $7.4 million, respectively, of contributions to the Primary DC Plan.

Postretirement Medical Plan

The following table summarizes the components of net periodic benefit expense for the postretirement medical plan:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009

Service cost – benefits earned during the period	$398	$478
Interest cost on benefit obligation	1,221	1,515
Net amortization and deferral	(301)	(305)
Net periodic benefit expense	$1,318	$1,688

In March 2010, the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act, was signed into law. Among other things, this health care reform legislation is expected to increase the costs associated with providing benefits under postretirement medical plans and will also affect employee medical plans. Certain provisions of this legislation eliminated future tax deductions for expenditures reimbursed under the Medicare Part D retiree drug subsidy program. Elimination of this tax deduction resulted in a $2.3 million income-tax charge in the first quarter of 2010. The legislation contains other provisions that may affect Con-way’s accounting for retiree and employee medical benefits in future periods. However, the extent of any further effect from these other provisions cannot be determined until regulations are issued and additional interpretations become available.

Long-term Disability Plan

Con-way’s expense associated with the long-term disability plan was $3.1 million and $3.8 million in the first quarter of 2010 and 2009, respectively. In Con-way’s consolidated balance sheets, the long-term and current portions of the long-term disability plan obligation are reported in employee benefits and accrued liabilities, respectively. At March 31, 2010, the long-term and current portions of the obligation were $25.8 million and $11.4 million, respectively, and at December 31, 2009, were $28.2 million and $11.4 million, respectively.

Cost-Reduction Actions

In response to economic conditions, in March 2009 Con-way announced several measures to reduce costs and conserve cash. The measures announced in March 2009 substantially consist of the suspension or curtailment of employee benefits and a reduction in salaries and wages, as detailed below.

Salaries and Wages

Effective March 29, 2009, the salaries and wages of certain employees were reduced by 5%, including corporate and shared-services employees and those at the Con-way Freight and Road Systems business units. Effective in January 2010, Con-way restored one-half of the salary and wage reductions.

Compensated Absences

Effective April 1, 2009, a compensated-absences benefit was suspended at Con-way Freight. Prior to the suspension, employees’ current-year service earned a compensated-absences benefit eligible for use in the subsequent year. During the period of suspension, no compensated-absences benefits were earned for current-year service; however, employees could use previously vested benefits. Also, effective March 8, 2009, Menlo Worldwide Logistics reduced its compensated-absences benefit by 25%. Effective in April 2010, Con-way Freight and Menlo Worldwide Logistics reinstated their compensated-absences benefits.

Defined Contribution Plan

Effective April 26, 2009, employer contributions to Con-way’s Primary DC Plan were suspended or limited. The matching and transition contributions were suspended and the basic contribution was limited to no more than 3% of an employee’s eligible compensation. Effective in July 2009, basic contributions were made with repurchased Con-way common stock.

7. Comprehensive Income

Comprehensive income (loss), which is a measure of all changes in equity except those resulting from investments by owners and distributions to owners, was as follows:

(Dollars in thousands)	Three Months Ended March 31,
	2010	2009

Net loss	$(4,037)	$(152,349)

Other comprehensive income (loss):
Foreign currency translation adjustment	(1,043)	(694)
Unrealized gain (loss) on available-for-sale
security, net of deferred tax of $38 and
$313, respectively	58	(487)
Employee benefit plans, net of deferred tax of
$3,060 and $3,260, respectively	3,493	5,098
Comprehensive loss	$(1,529)	$(148,432)

8. Share-Based Compensation

Under terms of the share-based compensation plans, Con-way grants various types of share-based compensation awards to employees and directors. The plans provide for awards in the form of stock options, nonvested stock (also known as restricted stock), performance-share plan units and stock appreciation rights. See Note 13, “Share-Based Compensation,” of Item 8, “Financial Statements and Supplementary Data,” in Con-way’s 2009 Annual Report on Form 10-K for additional information concerning its share-based compensation awards.

In the first quarter of 2010, Con-way awarded 694,033 cash-settled stock-appreciation rights (“SARs”) to eligible employees. The SARs were granted at the stock price on the grant date and have a three-year graded-vesting term. The awards provide for accelerated vesting if the employee ceases employment due to retirement, death, disability, or a change in control (as defined in the SAR agreement). The SARs are liability-classified awards and, as a result, Con-way will re-measure the fair value of the awards each reporting period until the awards are settled. During the vesting period, the compensation cost recognized will be based on the proportionate amount of service rendered to date. Con-way will recognize any changes in fair value after the vesting period as compensation cost in the current period. The ultimate expense recognized for the SARs is equal to the intrinsic value at settlement.

The following expense was recognized for share-based compensation:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009

Salaries, wages and other employee benefits	$3,575	$2,952
Deferred income tax benefit	(1,371)	(1,135)
Net share-based compensation expense	$2,204	$1,817

9. Income Taxes

Con-way recognized a tax provision of $1.1 million in the first quarter of 2010 and a tax benefit of $13.5 million in the same quarter of 2009. The first-quarter tax provision in 2010 reflects a $2.3 million charge related to recently enacted health care legislation, while the first-quarter tax benefit in 2009 includes the effect of the non-deductible goodwill-impairment charge. Excluding these items and other less material discrete adjustments, the first-quarter effective tax rate increased to 41.7% in 2010 from 36.5% in 2009, due primarily to a prior-year $2.7 million benefit associated with a now-expired fuel-related tax credit.

Other accounts receivable in the consolidated balance sheets include income tax receivables of $3.9 million and $2.7 million at March 31, 2010 and December 31, 2009, respectively.

10. Commitments and Contingencies

Purchase Obligations

In connection with its outsourcing initiative, Con-way entered into agreements with third-party service providers in the first quarter of 2010. Payments to the third-party providers are estimated to be $257 million between 2010 and 2016, when the agreements are expected to expire.

EWA

In February 2002, a lawsuit was filed against Emery Worldwide Airlines, Inc. (“EWA”) in the District Court for the Southern District of Ohio, alleging violations of the Worker Adjustment and Retraining Notification Act (the “WARN Act”) in connection with employee layoffs and ultimate terminations due to the August 2001 grounding of EWA’s airline operations and the shutdown of the airline operations in December 2001. The court subsequently certified the lawsuit as a class action on behalf of affected employees laid off between August 11 and August 15, 2001. The WARN Act generally requires employers to give 60-days notice, or 60-days pay and benefits in lieu of notice, of any shutdown of operations or mass layoff at a site of employment. The estimated range for potential loss on this matter is zero to approximately $11 million, including accrued interest. The lawsuit was tried in early January 2009, and on September 28, 2009, the court issued its decision in favor of EWA. Plaintiffs have appealed the judgment.

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

11. Subsequent Events

Leases

In April 2010, Con-way acquired $35 million of tractors for Freight under a capital-lease agreement in which Con-way guarantees the residual value of the tractors at the end of the lease term. Including the stated amount of the residual-value guarantee, the minimum lease payments during the five-year term of the lease are estimated to be $40 million. Con-way’s lease obligations as of December 31, 2009 are summarized in Note 9, “Leases,” of Item 8, “Financial Statements and Supplementary Data,” in Con-way’s 2009 Annual Report on Form 10-K.

Long-term Debt

On May 3, 2010, Con-way repaid the $200 million outstanding under its 8 7/8% Notes Due 2010. See Note 8, “Debt and Other Financing Arrangements,” of Item 8, “Financial Statements and Supplementary Data,” in Con-way’s 2009 Annual Report on Form 10-K for additional information concerning Con-way’s debt instruments.

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

Overview of Business

Con-way provides transportation, logistics and supply-chain management services for a wide range of manufacturing, industrial and retail customers. Con-way’s business units operate in regional and transcontinental less-than-truckload and full-truckload freight transportation, contract logistics and supply-chain management, multimodal freight brokerage and trailer manufacturing. For financial reporting purposes, Con-way is divided into four reporting segments:

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

Con-way’s primary business-unit results generally depend on the number, weight and distance of shipments transported, the prices received on those shipments or services and the mix of services provided to customers, as well as the fixed and variable costs incurred by Con-way in providing the services and the ability to manage those costs under changing circumstances. Con-way’s primary business units are affected by the timing and degree of fluctuations in fuel prices and their ability to recover incremental fuel costs through fuel-surcharge programs and/or cost-recovery mechanisms, as more fully discussed in Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Fuel.”

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

(Dollars in thousands except per share amounts)	Three Months Ended March 31,
	2010		2009

Revenues		$1,161,911		$962,932
Costs and expenses
Loss from impairment of goodwill and
intangible assets		2,767		134,813
Other costs and expenses		1,144,744		978,431
		1,147,511		1,113,244
Operating income (loss)		14,400		(150,312)
Other expense		17,314		15,513
Loss before income tax
provision (benefit)		(2,914)		(165,825)
Income tax provision (benefit)		1,123		(13,476)
Net loss		(4,037)		(152,349)
Preferred stock dividends		--		1,617
Net loss applicable to
common shareholders		$(4,037)		$(153,966)

Diluted loss per share	$	(0.08)	$	(3.35)

Overview

Con-way’s consolidated revenue for the first quarter of 2010 increased 20.7% from the first quarter of 2009, reflecting increased revenue at all reporting segments.

Con-way’s operating results consisted of operating income of $14.4 million in the first quarter of 2010 compared to an operating loss of $150.3 million in the first quarter of 2009. The loss in the first quarter of 2009 was due to a $132.7 million loss at Truckload, which reflected a $134.8 million goodwill-impairment charge, and a $23.4 million loss at Freight. Excluding the impairment charges, consolidated operating income in the first quarter of 2010 increased due primarily to improved operating results at Freight and Logistics. Freight reduced its operating loss in the first quarter of 2010 as the result of cost-reduction measures, discussed more fully below, while Logistics’ operating income increased 158.5% due to improved margins on higher revenue.

In the first quarter of 2010, non-operating expense increased $1.8 million due in part to interest expense related to capital-lease transactions entered into during the fourth quarter of 2009.

Con-way recognized a tax provision of $1.1 million in the first quarter of 2010 and a tax benefit of $13.5 million in the same quarter of 2009. The first-quarter tax provision in 2010 reflects a $2.3 million charge related to recently enacted health care legislation, while the first-quarter tax benefit in 2009 includes the effect of the non-deductible goodwill-impairment charge. Excluding these items and other less material discrete adjustments, the first-quarter effective tax rate increased to 41.7% in 2010 from 36.5% in 2009, due primarily to a prior-year $2.7 million benefit associated with a now-expired fuel-related tax credit.

In response to economic conditions, Con-way in March 2009 announced several measures to reduce costs and conserve cash. These measures substantially consist of the suspension or curtailment of employee benefits and a reduction in certain employees’ salaries and wages, as detailed in Note 6, “Employee Benefit Plans,” of Item 1, “Financial Statements.” Approximately $36 million of estimated savings were realized in the first quarter of 2010, including $15 million related to compensated absences, $14 million associated with contributions to the defined contribution retirement plan (including $8 million related to matching contributions and $6 million related to basic and transition contributions), and $7 million in salaries and wages.

Savings associated with the cost-reduction measures are expected to be lower in periods beyond the first quarter of 2010, reflecting the reinstatement of certain suspended benefits and the restoration of salary and wage reductions. Additionally, reporting periods after the first quarter of 2010 will reflect the effect of cost-reduction measures in both years of the comparative periods. Effective in January 2010, Con-way restored one-half of the salary and wage reductions. The restoration of the remaining one-half of the salary and wage reductions is contingent upon the achievement of specified financial metrics. Con-way Freight and Menlo Worldwide Logistics reinstated their compensated-absences benefits effective in April 2010. The reinstatement of Con-way’s basic and transition contributions to the defined contribution retirement plan to their prior levels is contingent upon the achievement of specified financial metrics.

As an additional measure to reduce costs, Con-way initiated a project to outsource a significant portion of its information-technology infrastructure function and a small portion of its administrative and accounting functions. Under the outsourcing initiative, Con-way expects to incur incremental expense in 2010, as employee-separation and implementation costs are expected to exceed estimated savings by $4 million in 2010.

 Reporting Segment Review

For the discussion and analysis of segment operating results, management utilizes revenue before inter-segment eliminations. Management believes that revenue before inter-segment eliminations, combined with the detailed operating expense information, provides the most meaningful analysis of segment results. Revenue before inter-segment eliminations is reconciled to revenue from external customers in Note 4, “Segment Reporting,” of Item 1, “Financial Statements.”

Freight

The following table compares operating results, operating margins, and the percentage change in selected operating statistics of the Freight reporting segment:

(Dollars in thousands)	Three Months Ended March 31,
	2010	2009

Revenue before inter-segment eliminations	$725,003	$573,815

Salaries, wages and other employee benefits	365,517	331,216
Purchased transportation	120,007	79,948
Other operating expense	101,213	86,662
Fuel and fuel-related taxes	77,181	44,815
Depreciation and amortization	22,916	26,793
Maintenance	25,617	20,730
Rents and leases	11,408	6,753
Purchased labor	4,297	285
Total operating expenses	728,156	597,202
Operating loss	$(3,153)	$(23,387)

Operating margin	-0.4%	-4.1%

	2010 vs. 2009
Selected Operating Statistics
Weight per day	34.8%
Revenue per hundredweight (“yield”)	-7.8%
Shipments per day (“volume”)	23.4%
Weight per shipment	9.3%

Freight’s revenue in the first quarter of 2010 increased 26.3% from the first quarter of 2009 due to a 34.8% increase in weight per day and a half-day increase in the number of working days, partially offset by a 7.8% decline in yield. The 34.8% increase in weight per day reflects a 23.4% increase in shipments per day and a 9.3% increase in weight per shipment.

In the first quarter of 2010, the decline in yield was due primarily to decreases in base freight rates and the increase in weight per shipment, partially offset by an increase in fuel-surcharge revenue and a longer length of haul. Yield reflects the competitive pricing environment that is primarily the result of excess capacity in the less-than-truckload market. Excluding fuel surcharges, yields in the first quarter of 2010 decreased 11.2%. Freight’s fuel-surcharge revenue increased to 12.5% of revenue in the first quarter of 2010 from 9.1% in the first quarter of 2009.

Freight’s operating loss in the first quarter of 2010 improved $20.2 million from the first quarter of 2009 due primarily to cost-reduction measures that were partially offset by increased costs associated with a higher-volume lower-yield mix of freight. In the first quarter of 2010, the cost-reduction measures announced in March 2009 reduced expenses for salaries, wages and other employee benefits by approximately $34 million, as more fully discussed below.

Expenses for salaries, wages and other employee benefits increased 10.4% in the first quarter of 2010. Salaries and wages, excluding variable compensation, increased 19.3% due to a higher average employee count in response to increased shipment volumes, partially offset by the cost-reduction measures. Employee benefits expense decreased 9.5% due to lower expenses for compensated absences, and the defined benefit and defined contribution retirement plans, partially offset by increased expense for workers’ compensation claims and payroll taxes. Lower expense for compensated absences and the defined contribution retirement plan reflect Con-way’s cost-reduction measures.

Purchased transportation expense in the first quarter of 2010 increased 50.1% over the prior-year first quarter due to an increase in freight transported by third-party providers and fuel-related rate increases. During the same period, expense for fuel and fuel-related taxes increased 72.2% due primarily to the increase in the cost per gallon of diesel fuel and increased fuel consumption due to increased shipment volumes.

Depreciation and amortization expense declined 14.5% in the first quarter of 2010 due primarily to changes in the estimated useful lives for Freight’s tractor and trailer fleet, which lowered depreciation expense by $3.5 million in the first quarter of 2010.

In the first quarter of 2010, maintenance expense increased 23.6%, expenses for rents and leases increased 68.9% and purchased labor expenses increased $4.0 million due primarily to increased business volumes. Other operating expenses increased 16.8% in the first quarter of 2010, due primarily to increased self-insurance expense, particularly cargo-loss and damage and vehicular claims.

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

(Dollars in thousands)	Three Months Ended March 31,
	2010	2009

Revenue before inter-segment eliminations	$355,183	$316,477
Purchased transportation expense	(210,934)	(191,244)
Net revenue	144,249	125,233

Salaries, wages and other employee benefits	54,687	49,784
Other operating expense	33,585	33,645
Fuel and fuel-related taxes	213	388
Depreciation and amortization	3,063	3,253
Maintenance	1,731	2,749
Rents and leases	16,245	15,883
Purchased labor	19,102	14,557
Loss from impairment of goodwill and
intangible assets	2,767	--
Total operating expenses excluding purchased
transportation	131,393	120,259
Operating income	$12,856	$4,974
Operating income excluding impairment	$15,623	$4,974

Operating margin on revenue excluding impairment	4.4%	1.6%
Operating margin on net revenue excluding impairment	10.8%	4.0%

In the first quarter of 2010, Logistics’ revenue increased 12.2% due to an 18.2% increase in revenue from warehouse-management services and a 10.0% increase in revenue from carrier-management services. Increased revenue from warehouse-management services was due to contributions from new customers and growth at existing customers. Higher revenue from carrier-management services was due primarily to revenue from a government contract, which was in an implementation phase during 2009, partially offset by lower revenue as the result of changes to certain carrier and customer contracts.

Logistics’ net revenue in the first quarter of 2010 increased 15.2% due to increases in net revenue from both warehouse-management and carrier-management services. In the first quarter of 2010, purchased transportation expense increased 10.3%.

As discussed more fully in Note 2, “Goodwill and Intangible Assets,” of Item 1, “Financial Statements,” Logistics recognized a $2.8 million charge in the first quarter of 2010 for the impairment of a customer-relationship intangible asset. Excluding the loss from impairment, Logistics’ operating income in 2010 more than tripled from 2009, reflecting the increase in net revenue and improved margins on both carrier-management and warehouse-management services. Improved margins on carrier-management services were due largely to the recognition of revenue under performance-based arrangements. Under performance-based arrangements, revenue is recognized upon the achievement of contractually specified performance measures typically without an associated increase in operating expenses. The level of achievement relating to these performance measures varies each period. Results in the first quarter of 2010 also benefited from the earlier-mentioned cost-reduction measures announced in March 2009. In the first quarter of 2010, these measures reduced approximately $2 million of costs related to salaries, wages and other employee benefits, as more fully discussed below.

Salaries, wages and other employee benefits increased 9.8% in the first quarter of 2010, reflecting increases in salaries and wages, partially offset by lower costs for employee benefits. In the first quarter of 2010, variable compensation increased $3.2 million or 222.8% based on variations in performance measures relative to variable-compensation plan targets. Salaries and wages, excluding variable compensation, rose 8.2% in the first quarter of 2010 due primarily to increased staffing needs at Logistics-managed warehouses as the result of new customer contracts. Employee benefits expense declined 6.8%, due primarily to lower expenses related to the defined contribution retirement plan and compensated absences, which reflect cost-reduction measures announced in March 2009, and lower expense related to Con-way’s defined benefit pension plan.

In the first quarter of 2010, maintenance expense declined 37.0% due to costs incurred in the first quarter of 2009 to reconfigure space in certain Logistics-managed warehouses. Purchased labor expense increased 31.2% in the first quarter of 2010 due to increased warehouse-management volumes associated with new customers and growth with existing customers.

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

(Dollars in thousands)	Three Months Ended March 31,
	2010	2009

Freight revenue	$116,202	$120,218
Fuel-surcharge revenue	20,745	12,066
Other revenue	3,669	2,499
Revenue before inter-segment eliminations	140,616	134,783

Salaries, wages and other employee benefits	54,352	57,596
Purchased transportation	6,188	5,060
Other operating expenses	14,935	17,288
Fuel and fuel-related taxes	36,900	28,568
Depreciation and amortization	15,349	16,346
Maintenance	9,411	7,067
Rents and leases	219	206
Purchased labor	287	517
Loss from impairment of goodwill and
intangible assets	--	134,813
Total operating expenses	137,641	267,461
Operating income (loss)	$2,975	$(132,678)
Operating income excluding impairment	$2,975	$2,135

Operating margin excluding impairment	2.1%	1.6%

	2010 vs. 2009
Selected Operating Statistics
Total miles	-3.5%
Freight revenue per total mile	0.2%

In the first quarter of 2010, Truckload’s revenue increased 4.3% from the same period of 2009, due primarily to a 71.9% increase in fuel-surcharge revenue, partially offset by a 3.3% decline in freight revenue. Higher fuel-surcharge revenue was due primarily to higher fuel prices in 2010 compared to 2009. The 3.3% decline in freight revenue reflects a 3.5% decline in total miles and a 0.2% increase in revenue per mile. Total miles and revenue per mile reflect a smaller but more productive tractor fleet. Revenue per mile also reflects the adverse effects of the competitive truckload pricing environment, as revenue per loaded mile fell 0.5%.

Truckload earned operating income of $3.0 million in the first quarter of 2010 and reported an operating loss of $132.7 million in the first quarter of 2009. Truckload’s operating loss in 2009 was due to a goodwill-impairment charge of $134.8 million, more fully discussed in Note 2, “Goodwill and Intangible Assets,” of Item 1, “Financial Statements.” Excluding the charge, operating income increased 39.3% due primarily to improved margins on higher revenue.

In the first quarter of 2010, expenses for salaries, wages and other employee benefits decreased 5.6% due primarily to a 4.6% decline in salaries and wages and a 35.4% decline in other employee-related costs. The decrease in expenses for salaries and wages was due primarily to fewer miles due to a reduction in the tractor fleet, while the decrease in other employee-related costs reflects lower costs for driver recruitment.

Expenses for fuel and fuel-related taxes increased 29.2% in the first quarter of 2010 due primarily to a higher fuel cost per gallon. Other operating expenses declined 13.6% in the first quarter of 2010 due primarily to the recognition of $1.1 million in losses on tractor disposals in the first quarter of 2009. Expense for depreciation and amortization decreased 6.1% in the first quarter of 2010 due primarily to a reduction in the number of tractors and trailers. Maintenance expense increased 33.2% in the first quarter of 2010 due primarily to an increase in the average age of the tractor fleet, which resulted in an increase in repairs that were not covered under manufacturers’ warranties.

In the first quarter of 2010, Truckload provided approximately $35 million of affiliate transportation services to Freight. As a result of the bidding process in the first quarter of 2010 with external customers, Truckload’s management expects improving truckload market pricing. In connection with Freight’s bid process for truckload service providers, which requires carriers to commit assets for a full year, Con-way will reduce the amount of services Truckload provides to Freight. This decision allows Truckload to take advantage of the improving truckload market pricing with external customers. The current target is for Truckload to provide approximately $10 million of quarterly affiliate transportation services to Freight. The redeployment of equipment to serve external customers may cause some deterioration in asset utilization, which could adversely affect Truckload’s operating income in the second and third quarters of 2010.

Other

The Other reporting segment consists of the operating results of Road Systems, a trailer manufacturer, and certain corporate activities for which the related income or expense has not been allocated to other reporting segments. The table below summarizes the operating results for the Other reporting segment:

(Dollars in thousands)	Three Months Ended March 31,
	2010	2009

Revenue
Road Systems	$11,839	$5,989

Operating income (loss)
Road Systems	$(109)	$(356)
Con-way re-insurance activities	2,147	1,551
Con-way corporate properties	(337)	(167)
Other	21	(249)
	$1,722	$779

Liquidity and Capital Resources

Con-way’s combined balance of cash, cash equivalents and current marketable securities increased to $483.7 million at March 31, 2010 from $476.6 million at December 31, 2009.

Cash and cash equivalents decreased to $461.4 million at March 31, 2010 from $476.6 million at December 31, 2009, as $37.6 million used in investing activities and $1.4 million used in financing activities exceeded $23.9 million provided by operating activities. Cash used in investing activities primarily reflects investments in marketable securities and capital expenditures. Cash provided by operating activities came primarily from net income after adjustment for non-cash items.

(Dollars in thousands)	Three Months Ended March 31,
	2010	2009
Operating Activities
Net loss	$(4,037)	$(152,349)
Non-cash adjustments (1)	57,780	203,576
Changes in assets and liabilities	(29,893)	48,861
Net Cash Provided by Operating Activities	23,850	100,088

Net Cash Used in Investing Activities	(37,616)	(21,758)

Net Cash Used in Financing Activities	(1,416)	(31,260)

Net Cash Provided by (Used in) Continuing Operations	(15,182)	47,070
Net Cash Used in Discontinued Operations	--	(103)
Increase (Decrease) in Cash and Cash Equivalents	$(15,182)	$46,967

(1) “Non-cash adjustments” refer to depreciation, amortization, impairment charges, deferred income taxes, provision for uncollectible accounts, and other non-cash income and expenses.

Operating Activities

The most significant items affecting the comparison of Con-way’s operating cash flows for the periods presented are summarized below:

In the first three months of 2010, net income, excluding non-cash adjustments, increased $2.5 million from the same period of 2009. Changes in receivables decreased operating cash flow in the first quarter of 2010 when compared to the same prior-year period, while changes in accounts payable and self-insurance accruals increased operating cash flow.

In the first three months of 2010, receivables used $102.5 million due primarily to increased trade accounts receivable resulting from increased revenue at the Freight and Logistics segments. In the first three months of 2009, receivables provided $37.6 million due primarily to decreased receivables at the Logistics segment.

Accounts payable provided $50.9 million in the first quarter of 2010, compared to $2.0 million provided in the first quarter of 2009. The increase in accounts payable reflects the increasing business volumes during the first quarter of 2010, particularly at the Freight segment.

The change in self-insurance accruals provided $12.0 million in the first three months of 2010, compared to $4.5 million used in the first three months of 2009. The cash provided in the first quarter of 2010 was due primarily to increases in the liabilities for vehicular and cargo-loss and damage claims.

Investing Activities

Cash used in investing activities increased to $37.6 million in the first three months of 2010, compared to $21.8 million used in the first three months of 2009 due primarily to an increased investment in marketable securities.

Financing Activities

Financing activities used cash of $1.4 million in the first three months of 2010, compared to $31.3 million used in the same period of 2009. In the first quarter of 2009, Con-way used $22.7 million for the repayment of the Primary DC Plan Notes, which matured in January 2009. Also, in the first three months of 2009, Con-way used $3.5 million for the payment of preferred dividends. In the second quarter of 2009, Con-way redeemed all outstanding shares of preferred stock, as detailed in Note 12, “Employee Benefit Plans,” of Item 8, “Financial Statements and Supplementary Data,” in Con-way’s 2009 Annual Report on Form 10-K.

Contractual Cash Obligations

Con-way’s contractual cash obligations as of December 31, 2009 are summarized in Item 7, “Management’s Discussion and Analysis – Liquidity and Capital Resources – Contractual Cash Obligations,” of Con-way’s 2009 Annual Report on Form 10-K. In the first three months of 2010, there have been no material changes in Con-way’s contractual obligations outside the ordinary course of business, except for agreements entered into with third-party service providers to outsource a significant portion of Con-way’s information-technology infrastructure function and a small portion of its administrative and accounting functions, and a capital-lease transaction.

In connection with its outsourcing initiative, Con-way entered into agreements with third-party service providers in the first quarter of 2010. Estimated payments to the third-party providers are expected to be $16 million in 2010. The average annual payments are estimated to be $40 million from 2011 to 2016, when the agreements are expected to expire. The payments made to the third-party service providers are expected to be more than offset by cost savings resulting from headcount reductions and lower expenses for operating and maintaining Con-way’s technology platforms.

In April 2010, Con-way acquired $35 million of tractors for Freight under a capital-lease agreement in which Con-way guarantees the residual value of the tractors at the end of the lease term. Including the stated amount of the residual-value guarantee, the minimum lease payments during the five-year term of the lease are estimated to be $40 million.

Capital Resources and Liquidity Outlook

Con-way’s capital requirements relate primarily to the acquisition of revenue equipment to support growth and/or replacement of older equipment with newer equipment. In funding these capital expenditures and meeting working-capital requirements, Con-way utilizes various sources of liquidity and capital, including cash and cash equivalents, current marketable securities, cash flow from operations, credit facilities and access to capital markets. Con-way may also manage its liquidity requirements and cash-flow generation by varying the timing and amount of capital expenditures and by implementing cost-reduction actions, as more fully discussed under “Results of Operations – Overview.”

Con-way has a $400 million revolving credit facility that matures on September 30, 2011. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit, up to $400 million. At March 31, 2010, no borrowings were outstanding under the revolving credit facility; however, $184.0 million of letters of credit were outstanding, with $216.0 million of available capacity for additional letters of credit or cash borrowings. The revolving facility is guaranteed by certain of Con-way’s material domestic subsidiaries and contains two financial covenants: (i) a leverage ratio and (ii) a fixed-charge coverage ratio. At March 31, 2010, Con-way was in compliance with the revolving credit facility’s financial covenants and expects to remain in compliance through December 31, 2010 and thereafter.

Con-way had other uncommitted unsecured credit facilities totaling $55.1 million at March 31, 2010, which are available to support short-term borrowings, letters of credit, bank guarantees, and overdraft facilities. A total of $38.6 million was outstanding under these facilities at March 31, 2010, leaving $16.5 million of available capacity.

At March 31, 2010, Con-way’s $200 million 8 7/8% Notes due in May 2010 were classified as current liabilities in the consolidated balance sheets. On May 3, 2010, Con-way used $200.0 million of cash and cash equivalents to repay these notes at maturity.

See “– Forward-Looking Statements” below and Item 1A, “Risk Factors,” and Note 8, “Debt and Other Financing Arrangements,” of Item 8, “Financial Statements and Supplementary Data,” in Con-way’s 2009 Annual Report on Form 10-K for additional information concerning Con-way’s $400 million credit facility and its other debt instruments.

In 2010, Con-way estimates capital and software expenditures of approximately $175 million, net of asset dispositions, primarily for the acquisition of revenue equipment and hand-held devices. Con-way’s actual 2010 expenditures may differ from the estimated amount depending on factors such as availability and timing of delivery of equipment. In addition to the estimated capital expenditures, Con-way acquired $35 million of tractor equipment for Freight under a capital-lease agreement in April 2010, as more fully discussed above under “–Contractual Cash Obligations.”

At March 31, 2010, Con-way’s senior unsecured debt was rated as investment grade by Standard and Poor’s (BBB-), Fitch Ratings (BBB-), and Moody’s (Baa3). Standard and Poor’s and Moody’s assigned an outlook of “negative,” while Fitch Ratings assigned an outlook of “stable.”

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

There have been no significant changes to the critical accounting policies and estimates disclosed in Con-way’s 2009 Annual Report on Form 10-K, excepted as noted below.

Goodwill

Due largely to the impairment of Chic Logistics’ customer-relationship intangible asset, Con-way evaluated the goodwill associated with Chic Logistics during the first quarter of 2010. At March 31, 2010, Chic Logistics had $16.4 million of goodwill. In the assessment of Chic Logistics’ goodwill, the fair value of the reporting unit exceeded its carrying value by a marginal amount. An adverse change in discount rate or future results from those forecasted in the discounted cash flow models could result in a lower fair value and an impairment of goodwill. Considering Chic Logistics’ historical operating losses, there is a degree of uncertainty relating to the future results forecasted in the discounted cash flow models.

In addition, Con-way expects Chic Logistics’ liability for unrecognized tax benefits to decrease by $2.4 million in the second quarter of 2010 due to lapses of statutes of limitations. The resulting increase in the carrying value of the reporting unit combined with a decline in its fair value may cause its carrying value to exceed its fair value, which would result in an impairment of goodwill.

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

Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of those terms or other variations of those terms or comparable terminology or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data and methods that may be incorrect or imprecise and there can be no assurance that they will be realized. In that regard, certain important factors, among others and in addition to the matters discussed elsewhere in this document and other reports and documents filed by Con-way with the Securities and Exchange Commission, could cause actual results and other matters to differ materially from those discussed in such forward-looking statements. A detailed description of certain of these risk factors is included in Item 1A, “Risk Factors,” of Con-way’s 2009 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Con-way is exposed to a variety of market risks, including the effects of interest rates, fuel prices and foreign-currency exchange rates.

Con-way enters into derivative financial instruments only in circumstances that warrant the hedge of an underlying asset, liability or future cash flow against exposure to some form of interest rate, commodity or currency-related risk. Additionally, the designated hedges should have high correlation to the underlying exposure such that fluctuations in the value of the derivatives offset reciprocal changes in the underlying exposure. Con-way held no material derivative financial instruments at March 31, 2010.

Interest Rates

Con-way is subject to the effect of interest-rate fluctuations on the fair value of its long-term debt and on the amount of interest income earned on cash-equivalent investments and marketable securities, as more fully discussed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of Con-way’s 2009 Annual Report on Form 10-K.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Certain legal proceedings of Con-way are discussed in Note 10, “Commitments and Contingencies,” of Item 1, “Financial Statements.”

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors previously disclosed in Item 1A, “Risk Factors,” of Con-way’s 2009 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Exhibit No.

(10)	Material contracts:

	10.1	Con-way Inc. Executive Incentive Plan Amended January 2010.#

(31)	Certification of Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

# Designates a contract or compensation plan for Management or Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Con-way Inc.
(Registrant)

May 6, 2010	/s/ Stephen L. Bruffett
Stephen L. Bruffett
Executive Vice President and
Chief Financial Officer