Form 10-Q
period 2010-06-30
Con-way Inc.
filed 2010-08-06
CIK 23675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
                           Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Number of shares of Common Stock, $0.625 par value,
outstanding as of July 31, 2010:  54,441,442

CON-WAY INC.
FORM 10-Q
Quarter Ended June 30, 2010

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets -
	June 30, 2010 and December 31, 2009	3

	Statements of Consolidated Operations -
	Three and Six Months Ended June 30, 2010 and 2009	5

	Statements of Consolidated Cash Flows -
	Six Months Ended June 30, 2010 and 2009	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 6.	Exhibits	26

Signatures		27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CON-WAY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
ASSETS	2010	2009
	(Unaudited)
Current Assets
Cash and cash equivalents	$389,752	$476,575
Marketable securities	39,260	-
Trade accounts receivable, net	606,461	494,075
Other accounts receivable	45,192	32,489
Operating supplies, at lower of average cost or market	18,828	18,290
Prepaid expenses	46,068	42,803
Deferred income taxes	12,157	12,662
	1,157,718	1,076,894

Property, Plant and Equipment
Land	194,818	194,963
Buildings and leasehold improvements	810,290	809,460
Revenue equipment	1,449,988	1,373,148
Other equipment	298,829	286,629
	2,753,925	2,664,200
Accumulated depreciation	(1,344,141)	(1,288,927)
	1,409,784	1,375,273

Other Assets
Deferred charges and other assets	36,824	38,524
Capitalized software, net	20,525	22,051
Marketable securities	6,447	6,691
Intangible assets, net	18,681	23,126
Goodwill	353,574	353,658
	436,051	444,050

Total Assets	$3,003,553	$2,896,217

The accompanying notes are an integral part of these statements.

CON-WAY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share amounts)

	June 30,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2010	2009
	(Unaudited)
Current Liabilities
Accounts payable	$348,962	$272,285
Accrued liabilities	227,497	210,316
Self-insurance accruals	104,571	87,742
Short-term borrowings	16,358	10,325
Current maturities of long-term debt and capital leases	13,745	210,816
Total Current Liabilities	711,133	791,484

Long-Term Liabilities
Long-term debt	719,557	719,501
Long-term obligations under capital leases	67,042	41,288
Self-insurance accruals	162,129	156,939
Employee benefits	434,118	439,899
Other liabilities and deferred credits	41,110	44,516
Deferred income taxes	17,260	15,861
Total Liabilities	2,152,349	2,209,488

Commitments and Contingencies (Note 10)

Shareholders' Equity
Common stock, $0.625 par value; authorized 100,000,000 shares;
issued 62,608,139 and 62,512,456 shares, respectively	39,045	38,971
Additional paid-in capital, common stock	572,223	567,584
Retained earnings	840,542	890,915
Cost of repurchased common stock
(8,493,250 and 13,287,693 shares, respectively)	(367,470)	(575,219)
Total Common Shareholders' Equity	1,084,340	922,251
Accumulated Other Comprehensive Loss	(233,136)	(235,522)
Total Shareholders' Equity	851,204	686,729
Total Liabilities and Shareholders' Equity	$3,003,553	$2,896,217

The accompanying notes are an integral part of these statements.

CON-WAY INC.
STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$1,306,263	$1,056,333	$2,468,174	$2,019,265

Costs and Expenses
Salaries, wages and employee benefits	523,950	445,698	1,013,409	904,114
Purchased transportation	344,039	232,509	621,680	446,050
Other operating expenses	140,191	118,891	273,942	237,422
Fuel and fuel-related taxes	122,335	83,223	236,684	157,035
Depreciation and amortization	47,938	48,858	92,964	98,962
Maintenance	32,016	24,712	63,501	49,871
Rents and leases	30,319	22,458	59,051	45,954
Purchased labor	30,043	14,018	54,344	29,390
Loss from impairment of goodwill and intangible assets	-	-	2,767	134,813
	1,270,831	990,367	2,418,342	2,103,611

Operating Income (Loss)	35,432	65,966	49,832	(84,346)

Other Income (Expense)
Investment income	325	709	707	1,492
Interest expense	(14,688)	(16,980)	(31,088)	(32,599)
Miscellaneous, net	(758)	(310)	(2,054)	(987)
	(15,121)	(16,581)	(32,435)	(32,094)

Income (Loss) before Income Tax Provision	20,311	49,385	17,397	(116,440)
Income Tax Provision	6,448	16,346	7,571	2,870

Net Income (Loss)	13,863	33,039	9,826	(119,310)
Preferred Stock Dividends	-	1,572	-	3,189

Net Income (Loss) Applicable to Common Shareholders	$13,863	$31,467	$9,826	$(122,499)

Weighted-Average Common Shares Outstanding
Basic	51,665,047	46,171,511	50,506,809	46,067,761
Diluted	52,362,407	50,778,937	51,184,703	46,067,761

Earnings (Loss) per Common Share
Basic
Net Income (Loss) Applicable to Common Shareholders	$0.27	$0.68	$0.19	$(2.66)

Diluted
Net Income (Loss) Applicable to Common Shareholders	$0.26	$0.64	$0.19	$(2.66)

The accompanying notes are an integral part of these statements.

CON-WAY INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2010	2009

Cash and Cash Equivalents, Beginning of Period	$476,575	$278,253

Operating Activities
Net Income (Loss)	9,826	(119,310)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net of accretion	90,349	95,530
Non-cash compensation and employee benefits	11,056	26,634
Increase in deferred income taxes	2,574	937
Provision for uncollectible accounts	2,924	4,257
Loss from impairment of goodwill and intangible assets	2,767	134,813
Loss from sales of property and equipment, net	783	5,164
Changes in assets and liabilities:
Receivables	(121,567)	6,621
Prepaid expenses	(3,265)	972
Accounts payable	71,243	9,439
Accrued variable compensation	(591)	(4,646)
Accrued liabilities, excluding accrued variable compensation
and employee benefits	16,635	13,241
Self-insurance accruals	22,019	(5,760)
Accrued income taxes	(6,388)	18,770
Employee benefits	13,269	(5,729)
Deferred charges and credits	(2,300)	297
Other	(2,996)	2,730
Net Cash Provided by Operating Activities	106,338	183,960

Investing Activities
Capital expenditures	(88,351)	(37,707)
Software expenditures	(4,700)	(3,133)
Proceeds from sales of property and equipment	2,436	8,210
Purchases of marketable securities	(49,260)	(157,127)
Proceeds from sales of marketable securities	10,300	7,929
Net Cash Used in Investing Activities	(129,575)	(181,828)

Financing Activities
Repayment of long-term debt, guarantees and capital leases	(204,316)	(22,700)
Net proceeds from short-term borrowings	6,035	3,484
Proceeds from issuance of common stock	143,325	-
Proceeds from exercise of stock options	1,148	-
Excess tax benefit from share-based compensation	146	4
Payments of common dividends	(9,924)	(9,249)
Payments of preferred dividends	-	(3,507)
Net Cash Used in Financing Activities	(63,586)	(31,968)

Net Cash Used in Continuing Operations	(86,823)	(29,836)

Discontinued Operations
Net Cash Used in Operating Activities	-	(103)
Net Cash Used in Discontinued Operations	-	(103)

Decrease in Cash and Cash Equivalents	(86,823)	(29,939)
Cash and Cash Equivalents, End of Period	$389,752	$248,314

Supplemental Disclosure
Cash paid (refunded) for income taxes, net	$16,463	$(13,739)
Cash paid for interest, net of amounts capitalized	$35,560	$34,674

Non-cash Investing and Financing Activities
Capital lease incurred to acquire revenue equipment	$35,104	$-
Repurchased common stock issued under defined contribution plan	$17,945	$7,846
Repurchased common stock issued for payment of preferred dividends	$-	$3,189

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

Property, Plant and Equipment

Con-way periodically evaluates whether changes to estimated useful lives or salvage values are necessary to ensure that these estimates accurately reflect the economic use of the assets. In Con-way’s recent periodic evaluation, the estimated useful lives for revenue equipment were extended in response to planned capital expenditure levels. As a result of the revised estimates, in January 2010, Con-way Freight extended the estimated useful life for most of its tractors to 10 years from 8 years and extended the estimated useful life for its trailers to 14 years from 13 years. Also effective in January 2010, Con-way Truckload extended the estimated useful life for its tractors to 6 years from 4 years, and decreased the associated estimated salvage values. As a result of these combined changes, net income available to common shareholders in the second quarter and first six months of 2010 increased by $1.2 million ($0.02 per diluted share) and $2.3 million ($0.04 per diluted share), respectively.

In June 2010, the Con-way board of directors approved an accelerated fleet replacement program for Con-way Truckload that is expected to replace the entire tractor fleet by 2012 and change the estimated useful lives of tractors to 4 years based on the planned replacement cycles.  The change transitions the current 6 year life to a 4 year life by 2012 and also impacts associated estimated salvage values depending on when the units are scheduled to be replaced.   As a result of these changes, depreciation expense is expected to increase in the second half of 2010 by approximately $3 million.

Earnings (Loss) per Share (“EPS”)

Basic EPS is computed by dividing reported earnings (loss) by the weighted-average common shares outstanding. Diluted EPS is calculated as follows:

(Dollars in thousands except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Applicable to common shareholders, as
reported	$13,863	$31,467	$9,826	$(122,499)
Dividends on Series B preferred stock, net
of replacement funding	--	878	--	--
	$13,863	$32,345	$9,826	$(122,499)

Denominator:
Weighted-average common shares outstanding	51,665,047	46,171,511	50,506,809	46,067,761
Stock options and nonvested stock	697,360	356,136	677,894	--
Series B preferred stock	--	4,251,290	--	--
	52,362,407	50,778,937	51,184,703	46,067,761

Anti-dilutive securities not included in
denominator	1,559,367	1,964,043	1,578,359	6,447,419

Earnings (Loss) per Diluted Share:
Applicable to common shareholders	$0.26	$0.64	$0.19	$(2.66)

In the computation of diluted EPS, only potential common shares that are dilutive are included. Potential common shares are dilutive if they reduce earnings per share or increase loss per share. Options, nonvested stock and convertible preferred stock are not included in the computation if the result is antidilutive, such as when a loss applicable to common shareholders is reported.

New Accounting Standards

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multi-Deliverable Revenue Arrangements- a consensus of the FASB Emerging Issues Task Force.” ASU 2009-13 was codified in the “Revenue Recognition” topic of the FASB Accounting Standards Codification, which details the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among separate units of accounting. One of the current requirements is that there be objective and reliable evidence of the standalone selling price of the undelivered items, which must be supported by either vendor-specific objective evidence (“VSOE”) or third-party evidence. ASU 2009-13 modifies the current GAAP by amending the objective and reliable evidence threshold to allow use of estimated selling price when VSOE does not exist. Under ASU 2009-13, deliverables would be expected to meet the separation criteria more frequently. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Con-way will apply the guidance prospectively to revenue arrangements entered into or materially modified on or after January 1, 2011. Con-way does not expect the adoption of ASU 2009-13 to have a material effect on its financial statements.

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

The following table shows the changes in the carrying amounts of goodwill attributable to each applicable segment:

(Dollars in thousands)	Logistics	Truckload	Other	Total

Balances at December 31, 2008
Goodwill	$54,453	$464,598	$727	$519,778
Accumulated impairment losses	(31,822)	--	--	(31,822)
	22,631	464,598	727	487,956
Impairment charge	--	(134,813)	--	(134,813)
Change in foreign-currency exchange rates	515	--	--	515
Balances at December 31, 2009
Goodwill	54,968	464,598	727	520,293
Accumulated impairment losses	(31,822)	(134,813)	--	(166,635)
	23,146	329,785	727	353,658
Change in foreign-currency exchange rates	(84)	--	--	(84)
Balances at June 30, 2010
Goodwill	54,884	464,598	727	520,209
Accumulated impairment losses	(31,822)	(134,813)	--	(166,635)
	$23,062	$329,785	$727	$353,574

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

Intangible Assets

The fair value of intangible assets is amortized on a straight-line basis over the estimated useful life. In the second quarter and first half of 2010, amortization expense related to intangible assets was $0.8 million and $1.7 million, respectively, compared to $1.1 million and $2.3 million in the same respective periods of 2009. Intangible assets consisted of the following:

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$27,224	$8,543	$31,472	$8,346

In the first quarter of 2010, Con-way evaluated the fair value of Chic Logistics’ customer-relationship intangible asset due to lower projected revenues from customers comprising the customer-relationship intangible asset. As a result, Menlo Worldwide Logistics recognized a $2.8 million impairment loss and reduced the carrying amount of the intangible asset to zero.

Estimated amortization expense for the next five years is presented in the following table:

(Dollars in thousands)

Year ending December 31:
Remaining six months of 2010	$1,600
2011	3,100
2012	2,700
2013	2,400
2014	2,400
2015	2,400

3. Restructuring Activities

During the periods presented, Con-way incurred expenses in connection with a number of restructuring activities. Con-way reported the employee-separation costs in salaries, wages and employee benefits and facility costs primarily in rents and leases in the statements of consolidated operations. As detailed below, Con-way recognized restructuring charges of $0.6 million and $1.4 million in the second quarter and first half of 2010, respectively, and expects to recognize $0.5 million of additional expense in the second half of 2010. In the second quarter and first half of 2009, Con-way recognized $1.6 million and $0.5 million, respectively, of expense reductions, as more fully discussed below. Con-way’s remaining liability for amounts expensed but not yet paid was $8.2 million at June 30, 2010. The remaining liability relates to operating lease commitments that are expected to be payable over several years and employee-separation costs that are expected to be paid in 2010.

Con-way Other

In 2009, as part of an ongoing effort to reduce costs and improve capabilities, Con-way initiated a project to outsource a significant portion of its information-technology infrastructure function and a small portion of its administrative and accounting functions. Con-way expects the outsourcing initiative to be substantially completed by the end of the third quarter of 2010.

The following table summarizes the effect of the outsourcing initiative:

(Dollars in thousands)	Employee-Separation Costs
Balance at December 31, 2009	$3,360
2010 charges	1,380
Cash payments	(104)
Balance at June 30, 2010	$4,636

Total expense recognized to date	$4,740
Expected remaining expenses	538

The expected remaining expenses of $0.5 million exclude implementation and on-going service-provider costs expected to be incurred in connection with the outsourcing initiative.

In the first half of 2010, Con-way allocated corporate outsourcing charges of $1.1 million and $0.3 million to the Freight and Logistics segments, respectively.

Con-way Freight

In August 2007, Con-way Freight implemented an operational restructuring to combine its three regional operating companies into one centralized operation and, in November 2008, completed a major network re-engineering. In the second quarter and first half of 2009, Con-way recognized $1.6 million and $0.5 million, respectively, of expense reductions due primarily to a decline in estimated lease liabilities. The remaining lease liability was $3.6 million at June 30, 2010.

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

Financial Data

Management evaluates segment performance primarily based on revenue and operating income (loss). Accordingly, investment income, interest expense, and other non-operating items are not reported in segment results. Corporate expenses are generally allocated based on measurable services provided to each segment, or for general corporate expenses, based on segment revenue. Inter-segment revenue and related operating income (loss) have been eliminated to reconcile to consolidated revenue and operating income (loss). Transactions between segments are generally based on negotiated prices.

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues before Inter-segment Eliminations
Freight	$816,965	$649,349	$1,541,968	$1,223,164
Logistics	385,775	327,622	740,958	644,099
Truckload	145,454	143,298	286,070	278,081
Other	14,019	4,537	25,858	10,526
Inter-segment Revenue Eliminations	(55,950)	(68,473)	(126,680)	(136,605)
	$1,306,263	$1,056,333	$2,468,174	$2,019,265

Inter-segment Revenue Eliminations
Freight	$12,934	$11,398	$25,382	$25,480
Logistics	5,360	667	8,530	667
Truckload	25,676	53,531	69,786	102,272
Other	11,980	2,877	22,982	8,186
	$55,950	$68,473	$126,680	$136,605

Revenues from External Customers
Freight	$804,031	$637,951	$1,516,586	$1,197,684
Logistics	380,415	326,955	732,428	643,432
Truckload	119,778	89,767	216,284	175,809
Other	2,039	1,660	2,876	2,340
	$1,306,263	$1,056,333	$2,468,174	$2,019,265
Operating Income (Loss)
Freight	$17,226	$48,994	$14,073	$25,607
Logistics	13,008	7,799	25,864	12,773
Truckload	5,132	6,879	8,107	(125,799)
Other	66	2,294	1,788	3,073
	$35,432	$65,966	$49,832	$(84,346)

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

The following table summarizes the valuation of financial instruments within the fair-value hierarchy:

	June 30, 2010
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Cash equivalents	$365,574	$82,709	$282,865	$--
Current marketable securities	39,260	--	39,260	--
Other marketable securities	6,447	--	--	6,447

	December 31, 2009
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Cash equivalents	$450,915	$143,578	$307,337	$--
Other marketable securities	6,691	--	--	6,691

Cash equivalents consist of short-term interest-bearing instruments (primarily commercial paper, certificates of deposit and money-market funds) with maturities of three months or less at the date of purchase. Current marketable securities consist of variable-rate demand notes.

Money-market funds reflect their published net asset value and are classified as Level 1 instruments within the fair-value hierarchy. Due to the lack of quoted market prices for identical instruments, commercial paper, certificates of deposit and variable-rate demand notes are generally valued using published interest rates for instruments with similar terms and maturities, and accordingly, are classified as Level 2 instruments within the fair-value hierarchy. At June 30, 2010, the average remaining maturity of the cash equivalents was less than one month. Based on their short maturities, the carrying amount of the cash equivalents approximates their fair value.

Con-way’s other marketable security consists of one auction-rate security, which was valued with an income approach that utilized a discounted cash flow model. The following table summarizes the change in fair values of Con-way’s auction-rate security, which was valued using Level 3 inputs:

(Dollars in thousands)	Auction-Rate Security

Balance at December 31, 2008	$6,712
Unrealized gain	379
Partial redemption	(400)
Balance at December 31, 2009	$6,691
Unrealized gain	56
Partial redemption	(300)
Balance at June 30, 2010	$6,447

Due primarily to changes in interest-rate benchmarks, the fair value of Con-way’s auction-rate security increased in the first half of 2010. Con-way has recorded a cumulative $0.4 million decline in the carrying value of the auction-rate security with an equal and offsetting unrealized loss in accumulated other comprehensive loss in shareholders’ equity. Con-way has evaluated the unrealized loss and concluded that the decline in fair value is not other-than-temporary.

6. Employee Benefit Plans

In the periods presented, employees of Con-way and its subsidiaries in the U.S. were covered under several retirement benefit plans, including defined benefit pension plans, defined contribution retirement plans, a postretirement medical plan and a long-term disability plan. See Note 12, “Employee Benefit Plans,” of Item 8, “Financial Statements and Supplementary Data,” in Con-way’s 2009 Annual Report on Form 10-K for additional information concerning its employee benefit plans. See “Cost-Reduction Actions” below for a discussion of employee benefits changes that were effective in April 2009.

Defined Benefit Pension Plans

The following table summarizes the components of net periodic benefit expense for Con-way’s domestic defined benefit pension plans:

	Qualified Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009

Interest cost on benefit obligation	$17,204	$16,998	$34,568	$35,551
Expected return on plan assets	(18,138)	(14,207)	(37,519)	(30,650)
Net amortization and deferral	2,307	2,621	4,535	13,603
Net periodic benefit expense	$1,373	$5,412	$1,584	$18,504

	Non-Qualified Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009

Interest cost on benefit obligation	$966	$952	$1,940	$2,038
Net amortization and deferral	115	(94)	226	(2,413)
Net periodic benefit expense (income)	$1,081	$858	$2,166	$(375)

Con-way expects to make $25.0 million in contributions to its Qualified Pension Plans in 2010, including $2.6 million contributed through July 2010. Con-way’s estimate of its 2010 contribution is subject to change based on variations in interest rates, asset returns, Pension Protection Act requirements and other factors.

Defined Contribution Retirement Plans

Con-way’s defined contribution retirement plans consist mostly of the primary defined contribution retirement plan (the “Primary DC Plan”). Con-way’s expense under the Primary DC Plan was $10.3 million and $19.2 million in the second quarter and first six months of 2010, respectively, compared to $8.3 million and $27.9 million in the same periods of 2009. At June 30, 2010 and December 31, 2009, Con-way had recognized accrued liabilities of $11.7 million and $10.5 million, respectively, for its contributions related to the Primary DC Plan. In 2009, Con-way’s contributions to the Primary DC Plan included allocations of Con-way preferred stock and contributions of cash and Con-way common stock. In 2010, Con-way’s contributions have been made with Con-way common stock. In the first six months of 2010 and 2009, Con-way used 511,319 shares and 302,691shares, respectively, of repurchased common stock (also referred to as treasury stock), to fund $17.9 million and $7.8 million, respectively, of contributions to the Primary DC Plan.

Postretirement Medical Plan

The following table summarizes the components of net periodic benefit expense for the postretirement medical plan:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009

Service cost – benefits earned during the period	$305	$302	$703	$780
Interest cost on benefit obligation	1,195	1,263	2,416	2,778
Net amortization and deferral	(300)	(306)	(601)	(611)
Net periodic benefit expense	$1,200	$1,259	$2,518	$2,947

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

Long-term Disability Plan

Con-way’s expense associated with the long-term disability plan was $4.0 million and $7.1 million in the second quarter and first six months of 2010, respectively, compared to $1.7 million and $5.5 million in the same respective periods of 2009. In Con-way’s consolidated balance sheets, the long-term and current portions of the long-term disability plan obligation are reported in employee benefits and accrued liabilities, respectively. At June 30, 2010, the long-term and current portions of the obligation were $26.2 million and $11.4 million, respectively, and at December 31, 2009, were $28.2 million and $11.4 million, respectively.

Cost-Reduction Actions

In response to economic conditions, in March 2009 Con-way announced several measures to reduce costs and conserve cash, as detailed below. The measures announced in March 2009 substantially consist of the suspension or curtailment of employee benefits and a reduction in salaries and wages. As described below, Con-way in the first half of 2010 restored a portion of the wage and salary reductions and reinstated the compensated-absences benefits.

Salaries and Wages

Effective in March 2009, the salaries and wages of certain employees were reduced by 5%, including corporate and shared-services employees and those at the Con-way Freight and Road Systems business units. Effective in January 2010, Con-way restored one-half of the salary and wage reductions.

Compensated Absences

Effective in April 2009, a compensated-absences benefit was suspended at Con-way Freight. During the period of suspension, no compensated-absences benefits were earned for current-year service; however, employees could use previously vested benefits. Also, effective in March 2009, Menlo Worldwide Logistics reduced its compensated-absences benefit by 25%. Effective in April 2010, Con-way Freight and Menlo Worldwide Logistics reinstated their compensated-absences benefits.

Defined Contribution Plan

Effective in April 2009, employer contributions to Con-way’s Primary DC Plan were suspended or limited. The matching and transition contributions were suspended and the basic contribution was limited to no more than 3% of an employee’s eligible compensation.

7. Shareholders’ Equity

Comprehensive Income

Comprehensive income, which is a measure of all changes in equity except those resulting from investments by owners and distributions to owners, was as follows:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income (loss)	$13,863	$33,039	$9,826	$(119,310)

Other comprehensive income (loss):
Foreign currency translation adjustment	(1,395)	1,864	(2,438)	1,170
Unrealized gain (loss) on available-for-sale
security, net of deferred tax of $16, $504,
$22, and $193, respectively	(24)	789	34	302
Employee benefit plans, net of deferred tax of
$827, $117,812, $3,887, and $121,072,
respectively	1,297	184,272	4,790	189,370
Comprehensive income	$13,741	$219,964	$12,212	$71,532

Common Stock Offering

In May 2010, Con-way sold 4,300,000 shares of repurchased common stock in an underwritten public offering at a price of $35.00 per share. The net proceeds from the offering were $143.3 million after deducting the underwriting discount and direct costs. The $42.8 million difference between the net proceeds and the $186.1 million historical cost of the repurchased common stock was recorded as a reduction to retained earnings in common shareholders’ equity.

8. Share-Based Compensation

Under terms of its share-based compensation plans, Con-way grants various types of share-based compensation awards to employees and directors. The plans provide for awards in the form of stock options, nonvested stock (also known as restricted stock), performance-share plan units and stock appreciation rights. See Note 13, “Share-Based Compensation,” of Item 8, “Financial Statements and Supplementary Data,” in Con-way’s 2009 Annual Report on Form 10-K for additional information concerning its share-based compensation awards.

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

The following expense was recognized for share-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009

Salaries, wages and employee benefits	$3,320	$2,669	$6,895	$5,621
Deferred income tax benefit	(1,286)	(1,025)	(2,657)	(2,160)
Net share-based compensation expense	$2,034	$1,644	$4,238	$3,461

9. Income Taxes

Con-way recognized a tax provision of $6.4 million in the second quarter of 2010 and $16.3 million in the same quarter of 2009. In the first six months, Con-way recognized a tax provision of $7.6 million in 2010 and $2.9 million in 2009. In 2010, the tax provision included a $2.2 million second-quarter income-tax benefit associated with the reversal of a portion of Con-way’s accrued liability for uncertain tax positions and a $2.3 million first-quarter charge related to recently enacted health care legislation. The tax provision in 2009 also included various discrete tax adjustments and the effect of the non-deductible goodwill impairment charge. Excluding these items, the second-quarter effective tax rate increased to 42.6% in 2010 from 37.0% in 2009, while the year-to-date effective rate increased to 42.6% from 37.9% due primarily to a prior-year benefit associated with a now-expired fuel-related tax credit.

Other accounts receivable in the consolidated balance sheets include income tax receivables of $8.6 million and $2.7 million at June 30, 2010 and December 31, 2009, respectively.

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

11. Leases and Long-term Debt

In April 2010, Con-way acquired $35.1 million of tractors for Freight under a capital-lease agreement in which Con-way guarantees the residual value of the tractors at the end of the lease term. Including the stated amount of the residual-value guarantee, the minimum lease payments during the five-year term of the lease are expected to be $39.5 million. Con-way’s lease obligations as of December 31, 2009 are summarized in Note 9, “Leases,” of Item 8, “Financial Statements and Supplementary Data,” in Con-way’s 2009 Annual Report on Form 10-K.

In May 2010, Con-way repaid the $200 million outstanding under its 8 7/8% Notes Due 2010. See Note 8, “Debt and Other Financing Arrangements,” of Item 8, “Financial Statements and Supplementary Data,” in Con-way’s 2009 Annual Report on Form 10-K for additional information concerning Con-way’s debt instruments.

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

(Dollars in thousands except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$1,306,263	$1,056,333	$2,468,174		$2,019,265
Costs and expenses
Loss from impairment of goodwill and
intangible assets	--	--	2,767		134,813
Other costs and expenses	1,270,831	990,367	2,415,575		1,968,798
	1,270,831	990,367	2,418,342		2,103,611
Operating income (loss)	35,432	65,966	49,832		(84,346)
Other expense	15,121	16,581	32,435		32,094
Income (loss) before income tax
provision	20,311	49,385	17,397		(116,440)
Income tax provision	6,448	16,346	7,571		2,870
Net income (loss)	13,863	33,039	9,826		(119,310)
Preferred stock dividends	--	1,572	--		3,189
Net income (loss) applicable to
common shareholders	$13,863	$31,467	$9,826		$(122,499)

Diluted income (loss) per share	$0.26	$0.64	$0.19	$	(2.66)

Overview

Con-way’s consolidated revenue for the second quarter of 2010 increased 23.7% from the second quarter of 2009 and, in the first half of 2010, increased 22.2% from the same prior-year period, reflecting increased revenue at all reporting segments.

Con-way’s second-quarter consolidated operating income decreased 46.3% to $35.4 million in 2010 from $66.0 million in 2009, primarily reflecting an operating income decline at the Freight segment, partially offset by higher operating income from the Logistics segment. In the year-to-date periods, operating results consisted of operating income of $49.8 million in 2010 compared to an operating loss of $84.3 million in 2009. The loss in the first half of 2009 was due to a $125.8 million loss at Truckload, which reflected a $134.8 million goodwill-impairment charge. Excluding impairment charges, consolidated operating income in the first half of 2010 increased due primarily to improved operating results at Logistics, partially offset by a decline in operating income at Freight. Higher operating income at Logistics was due to improved margins on higher revenue, while lower operating income at Freight reflects persistently weak industry pricing and higher costs.

Non-operating expense in the second quarter of 2010 decreased $1.5 million from the second quarter of 2009 and, in the first half of 2010, increased $0.3 million from the same prior-year period, primarily reflecting lower interest expense and increases in foreign-exchanges losses. Lower interest expense in 2010 reflects the net effect of various financing transactions, including the second-quarter repayment of the $200 million outstanding under Con-way’s 8 7/8% Notes due 2010 and capital-lease transactions entered into during the fourth quarter of 2009 and the second quarter of 2010.

Con-way recognized a tax provision of $6.4 million in the second quarter of 2010 and $16.3 million in the same quarter of 2009. In the first six months, Con-way recognized a tax provision of $7.6 million in 2010 and $2.9 million in 2009. In 2010, the tax provision included a $2.2 million second-quarter income-tax benefit associated with the reversal of a portion of Con-way’s accrued liability for uncertain tax positions and a $2.3 million first-quarter charge related to recently enacted health care legislation. The tax provision in 2009 also included various discrete tax adjustments and the effect of the non-deductible goodwill impairment charge. Excluding these items and other less material discrete adjustments, the second-quarter effective tax rate increased to 42.6% in 2010 from 37.0% in 2009, while the year-to-date effective rate increased to 42.6 % from 37.9% due primarily to a prior-year benefit associated with a now-expired fuel-related tax credit.

In response to economic conditions, Con-way in 2008 and 2009 implemented several employee-related measures to reduce costs and conserve cash, as detailed in Note 6, “Employee Benefit Plans,” of Item 1, “Financial Statements.”  Effective in January 2010, Con-way restored one-half of the salary and wage reductions, and effective in April 2010, Con-way reinstated the compensated-absences benefits. If specified financial metrics are achieved, Con-way will also reverse certain other cost-reduction measures, including the restoration of the remaining one-half of salary and wage reductions and the reinstatement of basic and transition contributions to the defined contribution retirement plan to their prior levels. The restoration of merit-based pay increases and the reinstatement of Con-way’s matching contributions to the defined contribution retirement plan are based on a number of factors and are not currently subject to specified financial metrics.

The table below compares the estimated cost savings related to employee-related cost-reduction measures. The predominant amount of the reported cost savings relate to the Freight segment. Actual results may differ from the estimated amounts depending on factors such as employee count and turnover and assumptions related to employee retirement plan contributions.

(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Salaries and wages	$8	$13	$15	$13
Compensated absences	--	16	15	20
Defined contribution plan
Matching	9	6	17	6
Basic and transition	6	5	12	5
Total estimated cost savings	$23	$40	$59	$44

As part of an ongoing effort to reduce costs and improve capabilities, Con-way initiated a project to outsource a significant portion of its information-technology infrastructure function and a small portion of its administrative and accounting functions. Under the outsourcing initiative, Con-way expects to incur incremental expense in 2010, as employee-separation and implementation costs are expected to exceed estimated savings by $4 million.

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

Freight

The following table compares operating results, operating margins, and the percentage change in selected operating statistics of the Freight reporting segment:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue before inter-segment eliminations	$816,965	$649,349	$1,541,968	$1,223,164

Salaries, wages and employee benefits	389,091	310,364	745,925	632,919
Purchased transportation	138,317	91,706	258,324	171,654
Other operating expenses	117,515	96,744	231,352	195,292
Fuel and fuel-related taxes	84,629	50,871	161,810	95,688
Depreciation and amortization	25,343	27,133	48,259	53,926
Maintenance	22,195	17,177	43,871	34,680
Rents and leases	13,686	6,115	25,094	12,868
Purchased labor	8,963	245	13,260	530
Total operating expenses	799,739	600,355	1,527,895	1,197,557
Operating income	$17,226	$48,994	$14,073	$25,607

Operating margin	2.1%	7.5%	0.9%	2.1%

	2010 vs. 2009		2010 vs. 2009
Selected Operating Statistics
Weight per day	29.2%		31.8%
Revenue per hundredweight (“yield”)	-2.1%		-4.8%
Shipments per day (“volume”)	18.5%		20.8%
Weight per shipment	8.9%		9.1%

Freight’s revenue in the second quarter of 2010 increased 25.8% from the second quarter of 2009 and, in the first half of 2010, increased 26.1% from the same prior-year period. Revenue increased in the second quarter due to a 29.2% increase in weight per day, partially offset by a 2.1% decline in yield. The 29.2% increase in weight per day reflects an 18.5% increase in shipments per day and an 8.9% increase in weight per shipment. In the first half of 2010, revenue increased due to a 31.8% increase in weight per day and a half-day increase in the number of working days, partially offset by a 4.8% decline in yield. The 31.8% increase in weight per day reflects a 20.8% increase in shipments per day and a 9.1% increase in weight per shipment.

In the second quarter and first half of 2010, the decline in yield was due primarily to decreases in base freight rates and the increase in weight per shipment, partially offset by an increase in fuel-surcharge revenue and a longer length of haul. Yield reflects the competitive pricing environment that is primarily the result of excess capacity in the less-than-truckload market. Excluding fuel surcharges, yields in the second quarter and first half of 2010 decreased 6.4% and 8.6%, respectively. In the second quarter, Freight’s fuel-surcharge revenue increased to 13.5% of revenue in 2010 from 9.4% in 2009, and in the first six months, increased to 13.0% of revenue in 2010 from 9.3% in 2009.

Freight’s operating income in the second quarter of 2010 decreased 64.8% from the same period of 2009 and, in the first half of 2010, decreased 45.0% from the same prior-year period due to increased costs associated with a higher-volume lower-yield mix of freight. Operating results in the periods presented benefited from the cost-reduction measures announced in March 2009; however, the comparative impact by period varied due to the timing of implementation and the partial reinstatement in 2010 of certain benefits curtailed under the cost-reductions measures.

In the second quarter and first half of 2010, expenses for salaries, wages and employee benefits increased 25.4% and 17.9%, respectively, from the same periods in 2009. In the second quarter and first half of 2010, salaries and wages increased 22.5% and 21.0%, respectively, due primarily to a higher average employee count in response to increased shipment volumes.
In the second quarter and first half of 2010, employee benefits expense increased 29.4% and 7.7%, respectively, from the same prior-year periods. Employee-benefit cost increases in the second quarter and first half of 2010 primarily reflect higher expenses for compensated absences, payroll taxes and workers’ compensation claims, partially offset by a decrease in the collective expense for defined benefit and defined contribution retirement plans. The increase in the second-quarter expense for compensated-absences benefits was primarily due to the reinstatement of the benefit effective in April 2010. Cost-reduction measures pertaining to the defined contribution plan remain in effect since their implementation in April 2009.

Purchased transportation expense increased 50.8% and 50.5% in the second quarter and first half of 2010, respectively, reflecting an increase in freight transported by third-party providers and fuel-related rate increases. Expenses for fuel and fuel-related taxes in the second quarter and first half of 2010 increased 66.4% and 69.1%, respectively, due primarily to the increase in the cost per gallon of diesel fuel and increased fuel consumption due to increased shipment volumes.

Other operating expenses increased 21.5% and 18.5% in the second quarter and first half of 2010, respectively, due largely to increased self-insurance expense, particularly cargo-loss and damage claims, and increases in operating costs due to higher business volumes.

In the second quarter and first half of 2010, maintenance expense increased 29.2% and 26.5%, respectively, expenses for rents and leases increased 123.8% and 95.0%, respectively, and purchased labor increased $8.7 million and $12.7 million, respectively, due primarily to increased business volumes.

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

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue before inter-segment eliminations	$385,775	$327,622	$740,958	$644,099
Purchased transportation expense	(242,978)	(200,252)	(453,912)	(391,496)
Net revenue	142,797	127,370	287,046	252,603

Salaries, wages and employee benefits	54,285	50,007	106,517	97,301
Other operating expense	36,016	36,915	73,213	75,028
Fuel and fuel-related taxes	216	357	429	745
Depreciation and amortization	3,201	2,891	6,264	6,144
Maintenance	591	647	1,165	1,418
Rents and leases	15,506	15,468	31,751	31,351
Purchased labor	19,974	13,286	39,076	27,843
Loss from impairment of goodwill and
intangible assets	--	--	2,767	--
Total operating expenses excluding purchased
transportation	129,789	119,571	261,182	239,830
Operating income	$13,008	$7,799	$25,864	$12,773

Operating margin on revenue	3.4%	2.4%	3.5%	2.0%
Operating margin on net revenue	9.1%	6.1%	9.0%	5.1%

Logistics’ revenue in the second quarter and first half of 2010 increased 17.8% and 15.0%, respectively, due to increases in revenue from both carrier-management and warehouse-management services. In 2010, revenue from carrier-management services in the second quarter and first half increased 19.1% and 14.6%, respectively, while revenue from warehouse-management services increased 15.1% and 16.6%, respectively. Higher revenue from carrier-management services was due primarily to revenue from a government contract, which was in an implementation phase during 2009, partially offset by lower revenue as the result of changes to certain carrier and customer contracts. Increased revenue from warehouse-management services was due to contributions from new customers and growth at existing customers.

Logistics’ net revenue in the second quarter and first half of 2010 increased 12.1% and 13.6%, respectively, when compared to the prior-year periods. Purchased transportation expense increased 21.3% and 15.9% in the second quarter and first half of 2010, respectively, due primarily to increased carrier-management volumes, partially offset by changes to certain carrier and customer contracts.

Logistics’ operating income in the second quarter and first half of 2010 increased 66.8% and 102.5%, respectively. As discussed more fully in Note 2, “Goodwill and Intangible Assets,” of Item 1, “Financial Statements,” Logistics recognized a $2.8 million charge in the first quarter of 2010 for the impairment of a customer-relationship intangible asset. Higher operating income in 2010 primarily reflects increases in net revenue and improved margins on carrier-management services due largely to the recognition of revenue under performance-based arrangements. Under performance-based arrangements, revenue is recognized upon the achievement of contractually specified performance measures typically without an associated increase in operating expenses. The level of achievement relating to these performance measures varies each period.

Salaries, wages and employee benefits increased 8.6% and 9.5% in the second quarter and first half of 2010, respectively, but declined as a percentage of both revenue and net revenue. In the second quarter, salaries and wages rose 8.5% and, in the first six months, increased 8.4% due primarily to increased staffing needs at Logistics-managed warehouses as the result of new customer contracts. Variable compensation expense increased $0.1 million or 2.3% in the second quarter of 2010 and $3.3 million or 54.0% in first half of 2010 based on variations in performance measures relative to variable-compensation plan targets. Employee benefits expense increased 11.0% and 1.9% in the second quarter and first half of 2010, respectively, due primarily to increased expenses related to workers’ compensation claims and compensated absences. Higher expenses for workers’ compensation claims reflects increases in the number and severity of claims, while the increase in expense for compensated absences was due in part to the reinstatement of benefits in April 2010 to their prior levels.

Other operating expenses declined 2.4% in both the second quarter and first half of 2010 due primarily to lower expenses for outside services relating largely to legal matters. Purchased labor expense increased 50.3% and 40.3% in the second quarter and first half of 2010, respectively, due to increased warehouse-management volumes.

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

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Freight revenue	$116,498	$126,632	$232,700	$246,850
Fuel-surcharge revenue	25,039	13,620	45,784	25,686
Other revenue	3,917	3,046	7,586	5,545
Revenue before inter-segment eliminations	145,454	143,298	286,070	278,081

Salaries, wages and employee benefits	52,710	59,361	105,628	114,744
Purchased transportation	6,437	6,074	12,625	11,134
Other operating expenses	18,697	16,545	35,315	36,256
Fuel and fuel-related taxes	37,431	31,958	74,331	60,526
Depreciation and amortization	15,323	14,932	30,672	31,278
Maintenance	9,139	6,863	18,301	13,720
Rents and leases	261	213	480	419
Purchased labor	324	473	611	990
Loss from impairment of goodwill and
intangible assets	--	--	--	134,813
Total operating expenses	140,322	136,419	277,963	403,880
Operating income (loss)	$5,132	$6,879	$8,107	$(125,799)
Operating income excluding impairment	$5,132	$6,879	$8,107	$9,014

Operating margin excluding impairment	3.5%	4.8%	2.8%	3.2%

	2010 vs. 2009		2010 vs. 2009
Selected Operating Statistics
Total miles	-8.4%		-6.0%
Freight revenue per total mile	0.5%		0.3%

Truckload’s revenue increased 1.5% in the second quarter of 2010 from the same period of 2009, due primarily to an 83.8% increase in fuel-surcharge revenue, partially offset by an 8.0% decline in freight revenue. The 8.0% decline in freight revenue reflects an 8.4% decline in total miles and a 0.5% increase in revenue per mile. In the first half of 2010, Truckload’s revenue increased 2.9% from the same prior-year period, reflecting a 78.2% increase in fuel-surcharge revenue, partially offset by a 5.7% decline in freight revenue. The 5.7% decline in freight revenue reflects a 6.0% decline in total miles and a 0.3% increase in revenue per mile.

In the periods presented, higher fuel-surcharge revenue was due primarily to higher fuel prices in 2010 compared to 2009. The decrease in total miles driven reflects a smaller fleet and a planned reduction in the amount of services Truckload provided to Freight. Revenue per mile increased as the decrease in services provided to Freight allowed Truckload to take advantage of improved truckload pricing with external customers. The redeployment of equipment to serve external customers caused some deterioration in asset utilization in the second quarter of 2010, as revenue per tractor declined 1.6% and the percentage of empty miles increased 10.7% when compared to the prior-year period.

Truckload’s operating income in the second quarter of 2010 decreased 25.4% from the same period of 2009. In the first half of 2010, Truckload earned operating income of $8.1 million and reported an operating loss of $125.8 million in the first half of 2009. Truckload’s operating loss in 2009 was due to a goodwill-impairment charge of $134.8 million, as more fully discussed in Note 2, “Goodwill and Intangible Assets,” of Item 1, “Financial Statements.” Excluding the charge, operating income in the first half of 2010 decreased 10.1% from the same prior-year period. The decrease in operating income was primarily due to higher operating expenses.

Salaries, wages and employee benefits decreased 11.2% and 7.9% in the second quarter and first half of 2010, reflecting decreases in salaries and wages and lower costs for employee benefits. In the second quarter and first half of 2010, salaries and wages declined 9.6% and 7.2%, respectively, due primarily to a decrease in miles driven. Employee benefits expense decreased 18.8% and 11.8% in the second quarter and first half of 2010, respectively, primarily reflecting a decline in workers’ compensations claims expense.

Expenses for fuel and fuel-related taxes increased 17.1% and 22.8% in the second quarter and first half of 2010, respectively, due primarily to a higher fuel cost per gallon, partially offset by a decrease in miles driven.

Other operating expenses in the second quarter of 2010 increased 13.0% from the second quarter of 2009 and, in the first half of 2010, decreased 2.6% from the same prior-year period, primarily reflecting higher vehicular insurance expense, a decline in losses on asset dispositions and 2009 charges related to adjustments to a tax-related receivable. Vehicular insurance expense increased $7.6 million and $7.8 million in the second quarter and first half of 2010, respectively, due primarily to significant second-quarter loss development on open claims and to a historically low second-quarter expense in the prior year. The second quarter and first six months of 2009, included a $2.5 million second-quarter loss on asset dispositions.

Maintenance expense increased 33.2% and 33.4% in the second quarter and first half of 2010 due primarily to an increase in the average age of the tractor fleet, which resulted in an increase in repairs that were not covered under manufacturers’ warranties.

Other

The Other reporting segment consists of the operating results of Road Systems, a trailer manufacturer, and certain corporate activities for which the related income or expense has not been allocated to other reporting segments. The table below summarizes the operating results for the Other reporting segment:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue
Road Systems	$14,019	$4,537	$25,858	$10,526

Operating income (loss)
Road Systems	$91	$(504)	$(18)	$(861)
Con-way re-insurance activities	271	2,464	2,418	4,015
Con-way corporate properties	(247)	(159)	(584)	(326)
Other	(49)	493	(28)	245
	$66	$2,294	$1,788	$3,073

Road Systems’ revenue for the second quarter of 2010 increased 209.0% from the second quarter of 2009 and, in the first half of 2010, increased 145.7% from the same prior-year period, due primarily to an increase in the number of trailers manufactured or refurbished for Con-way Freight and Con-way Truckload.

Liquidity and Capital Resources

Con-way’s combined balance of cash, cash equivalents and current marketable securities decreased to $429.0 million at June 30, 2010 from $476.6 million at December 31, 2009.

Cash and cash equivalents decreased to $389.8 million at June 30, 2010 from $476.6 million at December 31, 2009, as $129.6 million used in investing activities and $63.6 million used in financing activities exceeded $106.3 million provided by operating activities. Cash used in investing activities primarily reflects investments in marketable securities and capital expenditures. Cash used in financing activities primarily reflects the net effect of debt repayment and proceeds from the issuance of common stock. Cash provided by operating activities came primarily from net income after adjustment for non-cash items.

(Dollars in thousands)	Six Months Ended June 30,
	2010	2009
Operating Activities
Net income (loss)	$9,826	$(119,310)
Non-cash adjustments (1)	110,453	267,335
Changes in assets and liabilities	(13,941)	35,935
Net Cash Provided by Operating Activities	106,338	183,960

Net Cash Used in Investing Activities	(129,575)	(181,828)

Net Cash Used in Financing Activities	(63,586)	(31,968)

Net Cash Used in Continuing Operations	(86,823)	(29,836)
Net Cash Used in Discontinued Operations	--	(103)
Decrease in Cash and Cash Equivalents	$(86,823)	$(29,939)

(1) “Non-cash adjustments” refer to depreciation, amortization, impairment charges, deferred income taxes, provision for uncollectible accounts, and other non-cash income and expenses.

Operating Activities

The most significant items affecting the comparison of Con-way’s operating cash flows for the periods presented are summarized below:

In the first six months of 2010, net income, excluding non-cash adjustments, decreased $27.7 million from the same period of 2009. Changes in receivables and accrued income taxes decreased operating cash flow in the first six months of 2010 when compared to the same prior-year period, while changes in accounts payable, self-insurance accruals and employee benefits increased operating cash flow.

In the first six months of 2010, receivables used $121.6 million due primarily to increased trade accounts receivable resulting from increased revenue. In the first six months of 2009, receivables provided $6.6 million due primarily to decreased trade accounts receivables at the Logistics segment, partially offset by increased trade accounts receivable at the Freight segment.

In the first six months of 2010, accrued income taxes used $6.4 million, compared to $18.8 million provided in the same prior-year period due primarily to variations in income tax payments and refunds. In the first six months of 2010, Con-way made net payments of $16.5 million, and in the first six months of the 2009, Con-way received $13.7 million of net refunds.

Accounts payable provided $71.2 million in the first six months of 2010, compared to $9.4 million provided in the first six months of 2009. The increase in accounts payable reflects the increasing business volumes during the first six months of 2010, particularly at the Freight segment.

The change in self-insurance accruals provided $22.0 million in the first six months of 2010, compared to $5.8 million used in the first six months of 2009. The cash provided in the first six months of 2010 was due primarily to increases in the liabilities for vehicular and cargo-loss and damage claims.

Employee benefits provided $13.3 million in the first six months of 2010, compared to $5.7 million used in the same prior-year period. The variation reflects a change in the funding method for contributions to the defined contribution retirement plan. Effective in July 2009, Con-way’s basic contributions were made with repurchased Con-way common stock rather than cash contributions.

Investing Activities

Cash used in investing activities decreased to $129.6 million in the first six months of 2010, compared to $181.8 million used in the first six months of 2009 due primarily to a decrease in purchases of marketable securities, partially offset by an increase in capital expenditures. Increased capital expenditures in 2010 were due primarily to the acquisition of tractor equipment at the Freight segment.

In addition to the reported capital expenditures, Con-way acquired $35.1 million of tractor equipment for Freight under a capital-lease agreement in April 2010. As a non-cash activity, the acquisition of equipment under a capital lease is not reported as a capital expenditure.

Financing Activities

Financing activities used cash of $63.6 million in the first half of 2010, compared to $32.0 million used in the same period of 2009. The first half of both 2010 and 2009 primarily reflects the repayment of debt and payments of dividends while the first half of 2010 also includes the issuance of common stock. In the first half of 2010, Con-way used $200.0 million for the repayment of the amount outstanding under its 8 7/8% Notes Due 2010, compared to $22.7 million used in the first half of 2009 for the repayment of the Primary DC Plan Notes, which matured in January 2009. In the second quarter of 2010, Con-way issued repurchased common stock in a public offering and received net proceeds of $143.3 million, as discussed more fully in Note 7, “Shareholders’ Equity,” of Item 1, “Financial Statements.”  Also, in the first half of 2009, Con-way used $3.5 million for the payment of preferred dividends. In the second quarter of 2009, Con-way redeemed all outstanding shares of preferred stock, as detailed in Note 12, “Employee Benefit Plans,” of Item 8, “Financial Statements and Supplementary Data,” in Con-way’s 2009 Annual Report on Form 10-K.

Contractual Cash Obligations

Con-way’s contractual cash obligations as of December 31, 2009 are summarized in Item 7, “Management’s Discussion and Analysis – Liquidity and Capital Resources – Contractual Cash Obligations,” of Con-way’s 2009 Annual Report on Form 10-K. In the first six months of 2010, there have been no material changes in Con-way’s contractual obligations outside the ordinary course of business, except for agreements entered into with third-party service providers to outsource a significant portion of Con-way’s information-technology infrastructure function and a small portion of its administrative and accounting functions, and a capital-lease transaction.

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

In April 2010, Con-way acquired $35.1 million of tractors for Freight under a capital-lease agreement in which Con-way guarantees the residual value of the tractors at the end of the lease term. Including the stated amount of the residual-value guarantee, the minimum lease payments during the five-year term of the lease are expected to be $39.5 million.

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

Con-way has a $400 million revolving credit facility that matures on September 30, 2011. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit, up to $400 million. At June 30, 2010, no borrowings were outstanding under the revolving credit facility; however, $183.1 million of letters of credit were outstanding, with $216.9 million of available capacity for additional letters of credit or cash borrowings. The revolving facility is guaranteed by certain of Con-way’s material domestic subsidiaries and contains two financial covenants: (i) a leverage ratio and (ii) a fixed-charge coverage ratio. At June 30, 2010, Con-way was in compliance with the revolving credit facility’s financial covenants and expects to remain in compliance through December 31, 2010 and thereafter.

Con-way had other uncommitted unsecured credit facilities totaling $57.1 million at June 30, 2010, which are available to support short-term borrowings, letters of credit, bank guarantees, and overdraft facilities. A total of $38.8 million was outstanding under these facilities at June 30, 2010, leaving $18.3 million of available capacity.

See “– Forward-Looking Statements” below and Item 1A, “Risk Factors,” and Note 8, “Debt and Other Financing Arrangements,” of Item 8, “Financial Statements and Supplementary Data,” in Con-way’s 2009 Annual Report on Form 10-K for additional information concerning Con-way’s $400 million credit facility and its other debt instruments.

In 2010, Con-way estimates capital and software expenditures of approximately $200 million primarily for the acquisition of revenue equipment and hand-held devices. Con-way’s actual 2010 expenditures may differ from the estimated amount depending on factors such as availability and timing of delivery of equipment. In addition to the estimated capital expenditures, Con-way acquired $35.1 million of tractor equipment for Freight under a capital-lease agreement in April 2010, as more fully discussed above under “– Contractual Cash Obligations.”

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

In addition, Chic Logistics’ liability for unrecognized tax benefits decreased by $2.2 million in the second quarter of 2010 due to lapses of statutes of limitations. The resulting increase in the carrying value of the reporting unit combined with a future decline in its fair value may cause its carrying value to exceed its fair value, which would result in an impairment of goodwill.

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

Con-way enters into derivative financial instruments only in circumstances that warrant the hedge of an underlying asset, liability or future cash flow against exposure to some form of interest rate, commodity or currency-related risk. Additionally, the designated hedges should have high correlation to the underlying exposure such that fluctuations in the value of the derivatives offset reciprocal changes in the underlying exposure. Con-way held no material derivative financial instruments at June 30, 2010.

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

Con-way’s competitors in the less-than-truckload (“LTL”) and truckload markets also impose fuel surcharges. Although fuel surcharges are generally based on a published national index, there is no industry-standard fuel-surcharge formula. As a result, fuel-surcharge revenue constitutes only part of the overall rate structure. Revenue excluding fuel surcharges (sometimes referred to as base freight rates) represents the collective pricing elements that exclude fuel surcharges. In the LTL market, changes in base freight rates reflect numerous factors such as length of haul, freight class, weight per shipment and customer-negotiated adjustments. In the truckload market, changes in base freight rates primarily reflect differences in origin and destination location and customer-negotiated adjustments. Ultimately, the total amount that Con-way Freight and Con-way Truckload can charge for their services is determined by competitive pricing pressures and market factors.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Certain legal proceedings of Con-way are discussed in Note 10, “Commitments and Contingencies,” of Item 1, “Financial Statements.”

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors previously disclosed in Item 1A, “Risk Factors,” of Con-way’s 2009 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Exhibit No.

(10)	Material contracts:

	10.1	Amended and Restated Form of Severance Agreement (Non-Change in Control) for Douglas W. Stotlar (Exhibit 99.1 to Con-ways Report on Form 8-K filed on June 23, 2010).*#

	10.2	Amended and Restated Form of Severance Agreement (Non-Change in Control) for Stephen L. Bruffett (Exhibit 99.2 to Con-ways Report on Form 8-K filed on June 23, 2010).*#

	10.3	Amended and Restated Form of Severance Agreement (Non-Change in Control) for Robert L. Bianco, Jr. (Exhibit 99.3 to Con-ways Report on Form 8-K filed on June 23, 2010).*#

	10.4	Amended and Restated Form of Severance Agreement (Non-Change in Control) for John G. Labrie (Exhibit 99.4 to Con-ways Report on Form 8-K filed on June 23, 2010).*#

	10.5	Amended and Restated Form of Severance Agreement (Non-Change in Control) for Herbert J. Schmidt (Exhibit 99.5 to Con-ways Report on Form 8-K filed on June 23, 2010).*#

	10.6	Summary of Certain Compensation Arrangements (Item 5.02 to Con-way’s Report on Form 8-K filed on June 23, 2010).*#

(22)	Submission of Matters to a Vote of Security Holders (Item 5.07 to Con-way’s Report on Form 8-K filed on May 20, 2010).*

(31)	Certification of Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)
The following financial statements from Con-way’s Form 10-Q for the quarter ended June 30, 2010, filed on August 6, 2010, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Balance Sheets, (ii) Statements of Consolidated Operations, (iii) Statements of Consolidated Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

* Previously filed with the Securities and Exchange Commission and incorporated herein by reference.
# Designates a contract or compensation plan for Management or Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Con-way Inc.
(Registrant)

August 6, 2010	/s/ Stephen L. Bruffett
Stephen L. Bruffett
Executive Vice President and
Chief Financial Officer