Form 10-Q
period 2010-09-30
Con-way Inc.
filed 2010-11-05
CIK 23675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Number of shares of Common Stock, $0.625 par value,
outstanding as of October 31, 2010:  54,764,036

CON-WAY INC.
FORM 10-Q
Quarter Ended September 30, 2010

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets -
	September 30, 2010 and December 31, 2009	3

	Statements of Consolidated Operations -
	Three and Nine Months Ended September 30, 2010 and 2009	5

	Statements of Consolidated Cash Flows -
	Nine Months Ended September 30, 2010 and 2009	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 6.	Exhibits	37

Signatures		38

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CON-WAY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
ASSETS	2010	2009
	(Unaudited)
Current Assets
Cash and cash equivalents	$352,008	$476,575
Marketable securities	26,250	-
Trade accounts receivable, net	589,963	494,075
Other accounts receivable	70,059	32,489
Operating supplies, at lower of average cost or market	21,298	18,290
Prepaid expenses	38,175	42,803
Deferred income taxes	11,151	12,662
	1,108,904	1,076,894

Property, Plant and Equipment
Land	194,818	194,963
Buildings and leasehold improvements	812,701	809,460
Revenue equipment	1,460,810	1,373,148
Other equipment	305,653	286,629
	2,773,982	2,664,200
Accumulated depreciation	(1,379,077)	(1,288,927)
	1,394,905	1,375,273

Other Assets
Deferred charges and other assets	37,441	38,524
Capitalized software, net	20,301	22,051
Marketable securities	6,284	6,691
Intangible assets, net	17,954	23,126
Goodwill	337,448	353,658
	419,428	444,050

Total Assets	$2,923,237	$2,896,217

The accompanying notes are an integral part of these statements.

CON-WAY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share amounts)

	September 30,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2010	2009
	(Unaudited)
Current Liabilities
Accounts payable	$335,886	$272,285
Accrued liabilities	213,889	210,316
Self-insurance accruals	104,891	87,742
Short-term borrowings	18,536	10,325
Current maturities of long-term debt and capital leases	15,274	210,816
Total Current Liabilities	688,476	791,484

Long-Term Liabilities
Long-term debt	718,186	719,501
Long-term obligations under capital leases	63,525	41,288
Self-insurance accruals	169,386	156,939
Employee benefits	340,806	439,899
Other liabilities and deferred credits	43,086	44,516
Deferred income taxes	47,651	15,861
Total Liabilities	2,071,116	2,209,488

Commitments and Contingencies (Note 10)

Shareholders' Equity
Common stock, $0.625 par value; authorized 100,000,000 shares;
issued 62,639,833 and 62,512,456 shares, respectively	39,074	38,971
Additional paid-in capital, common stock	575,628	567,584
Retained earnings	822,568	890,915
Cost of repurchased common stock
(8,188,957 and 13,287,693 shares, respectively)	(354,072)	(575,219)
Total Common Shareholders' Equity	1,083,198	922,251
Accumulated Other Comprehensive Loss	(231,077)	(235,522)
Total Shareholders' Equity	852,121	686,729
Total Liabilities and Shareholders' Equity	$2,923,237	$2,896,217

The accompanying notes are an integral part of these statements.

CON-WAY INC.
STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$1,270,183	$1,133,441	$3,738,357	$3,152,706

Costs and Expenses
Salaries, wages and employee benefits	517,221	476,454	1,530,630	1,380,568
Purchased transportation	331,137	271,842	952,817	717,892
Other operating expenses	137,563	131,408	411,505	368,830
Fuel and fuel-related taxes	112,863	95,786	349,547	252,821
Depreciation and amortization	50,568	47,390	143,532	146,352
Maintenance	30,640	28,690	94,141	78,561
Rents and leases	29,622	24,497	88,673	70,451
Purchased labor	31,654	16,240	85,998	45,630
Loss from impairment of goodwill and intangible assets	16,414	-	19,181	134,813
	1,257,682	1,092,307	3,676,024	3,195,918

Operating Income (Loss)	12,501	41,134	62,333	(43,212)

Other Income (Expense)
Investment income	352	509	1,059	2,001
Interest expense	(13,818)	(15,864)	(44,906)	(48,463)
Miscellaneous, net	(568)	(755)	(2,622)	(1,742)
	(14,034)	(16,110)	(46,469)	(48,204)

Income (Loss) before Income Tax Provision	(1,533)	25,024	15,864	(91,416)
Income Tax Provision	6,695	11,532	14,266	14,402

Net Income (Loss)	(8,228)	13,492	1,598	(105,818)
Preferred Stock Dividends	-	-	-	3,189

Net Income (Loss) Applicable to Common Shareholders	$(8,228)	$13,492	$1,598	$(109,007)

Weighted-Average Common Shares Outstanding
Basic	54,286,677	48,862,692	51,780,610	47,009,642
Diluted	54,286,677	49,497,740	52,410,846	47,009,642

Earnings (Loss) per Common Share
Basic
Net Income (Loss) Applicable to Common Shareholders	$(0.15)	$0.28	$0.03	$(2.32)

Diluted
Net Income (Loss) Applicable to Common Shareholders	$(0.15)	$0.27	$0.03	$(2.32)

The accompanying notes are an integral part of these statements.

CON-WAY INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2010	2009

Cash and Cash Equivalents, Beginning of Period	$476,575	$278,253

Operating Activities
Net Income (Loss)	1,598	(105,818)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net of accretion	140,619	141,162
Non-cash compensation and employee benefits	17,360	30,965
Increase in deferred income taxes	33,163	8,787
Provision for uncollectible accounts	5,519	5,593
Loss from impairment of goodwill and intangible assets	19,181	134,813
Loss from sales of property and equipment, net	972	7,647
Changes in assets and liabilities:
Receivables	(108,590)	(27,958)
Prepaid expenses	4,628	7,397
Accounts payable	57,052	15,080
Accrued variable compensation	7,873	1,358
Accrued liabilities, excluding accrued variable compensation
and employee benefits	(5,347)	(6,890)
Self-insurance accruals	29,596	452
Accrued income taxes	(31,021)	17,375
Employee benefits	(70,701)	(7,800)
Deferred charges and credits	(1,075)	3,814
Other	(5,554)	3,719
Net Cash Provided by Operating Activities	95,273	229,696

Investing Activities
Capital expenditures	(119,989)	(46,648)
Software expenditures	(7,015)	(4,230)
Proceeds from sales of property and equipment	3,258	13,491
Purchases of marketable securities	(54,260)	(157,127)
Proceeds from sales of marketable securities	28,460	136,734
Net Cash Used in Investing Activities	(149,546)	(57,780)

Financing Activities
Repayment of long-term debt, guarantees and capital leases	(207,704)	(22,700)
Net proceeds from short-term borrowings	8,154	3,107
Net proceeds from issuance of common stock	143,325	-
Proceeds from exercise of stock options	1,148	4,171
Excess tax benefit from share-based compensation	150	165
Payments of common dividends	(15,367)	(14,157)
Payments of preferred dividends	-	(3,507)
Net Cash Used in Financing Activities	(70,294)	(32,921)

Net Cash Provided by (Used in) Continuing Operations	(124,567)	138,995

Discontinued Operations
Net Cash Used in Operating Activities	-	(103)
Net Cash Used in Discontinued Operations	-	(103)

Increase (Decrease) in Cash and Cash Equivalents	(124,567)	138,892
Cash and Cash Equivalents, End of Period	$352,008	$417,145

Supplemental Disclosure
Cash paid (refunded) for income taxes, net	$16,988	$(8,865)
Cash paid for interest, net of amounts capitalized	$51,878	$50,303

Non-cash Investing and Financing Activities
Capital lease incurred to acquire revenue equipment	$35,104	$-
Repurchased common stock issued under defined contribution plan	$27,383	$18,671
Repurchased common stock issued for payment of preferred dividends	$-	$3,189

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

In Con-way’s periodic evaluation conducted in the first quarter of 2010, the estimated useful lives for revenue equipment were extended in response to planned capital expenditure levels. As a result of the revised estimates, in January 2010, Con-way Freight extended the estimated useful life for most of its tractors to 10 years from 8 years and extended the estimated useful life for its trailers to 14 years from 13 years. Also effective in January 2010, Con-way Truckload extended the estimated useful life for its tractors to 6 years from 4 years, and decreased the associated estimated salvage values.

In June 2010, the Con-way board of directors approved an accelerated fleet replacement program for Con-way Truckload that is expected to replace nearly the entire tractor fleet by 2012 and change the estimated useful lives of tractors to 4 years based on the planned replacement cycles. The change transitions the current 6-year life to a 4-year life by 2012 and also impacts associated estimated salvage values depending on when the units are scheduled to be replaced.

As a result of these combined changes, net loss applicable to common shareholders in the third quarter of 2010 declined by $0.6 million ($0.01 per diluted share), while net income available to common shareholders in the first nine months increased by $2.9 million ($0.06 per diluted share).

Earnings (Loss) per Share (“EPS”)

Basic EPS is computed by dividing reported earnings (loss) by the weighted-average common shares outstanding. Diluted EPS is calculated as follows:

(Dollars in thousands except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss) applicable to common
shareholders, as reported	$(8,228)	$13,492	$1,598	$(109,007)

Denominator:
Weighted-average common shares outstanding	54,286,677	48,862,692	51,780,610	47,009,642
Stock options and nonvested stock	--	635,048	630,236	--
	54,286,677	49,497,740	52,410,846	47,009,642

Anti-dilutive securities excluded from the
computation of diluted EPS	3,582,653	1,588,526	1,707,718	5,025,354

Earnings (Loss) per Diluted Share:
Applicable to common shareholders	$(0.15)	$0.27	$0.03	$(2.32)

In the computation of diluted EPS, only potential common shares that are dilutive are included. Potential common shares are dilutive if they reduce earnings per share or increase loss per share. Stock options, nonvested stock and convertible preferred stock are not included in the computation if the result is antidilutive, such as when a loss applicable to common shareholders is reported.

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

The following table shows the changes in the carrying amounts of goodwill attributable to each applicable segment:

(Dollars in thousands)	Logistics	Truckload	Other	Total

Balances at December 31, 2008
Goodwill	$54,453	$464,598	$727	$519,778
Accumulated impairment losses	(31,822)	--	--	(31,822)
	22,631	464,598	727	487,956
Impairment charge	--	(134,813)	--	(134,813)
Change in foreign-currency exchange rates	515	--	--	515
Balances at December 31, 2009
Goodwill	54,968	464,598	727	520,293
Accumulated impairment losses	(31,822)	(134,813)	--	(166,635)
	23,146	329,785	727	353,658
Impairment charge	(16,414)	--	--	(16,414)
Change in foreign-currency exchange rates	204	--	--	204
Balances at September 30, 2010
Goodwill	55,172	464,598	727	520,497
Accumulated impairment losses	(48,236)	(134,813)	--	(183,049)
	$6,936	$329,785	$727	$337,448

As a result of continued operating losses and lower-than-forecasted operating results at the Chic Logistics reporting unit, Con-way evaluated the goodwill associated with Chic Logistics during the third quarter of 2010. Con-way determined that the goodwill related to Chic Logistics was impaired and, as a result, Menlo Worldwide Logistics recognized a $16.4 million impairment charge to reduce the carrying amount of the goodwill to zero. The impairment was primarily due to a decrease in projected operating income in future years. For the valuation of Chic Logistics, Con-way utilized a discounted cash flow model.

In 2009, Con-way evaluated its goodwill for impairment prior to its annual measurement date due primarily to deteriorating truckload market conditions, lower profit projections for Con-way Truckload and a decline in Con-way’s market capitalization during the first quarter of 2009. In the first quarter of 2009, Con-way determined that the goodwill associated with Con-way Truckload was impaired and, as a result, Con-way Truckload recognized a $134.8 million impairment charge to reduce the carrying amount of the goodwill to its implied fair value. The impairment charge was primarily due to lower projected revenues and operating income in future years and a discount rate that reflected the adverse economic and market conditions at the measurement date.

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

Intangible Assets

The fair value of intangible assets is amortized on a straight-line basis over the estimated useful life. In the third quarter and first nine months of 2010, amortization expense related to intangible assets was $0.8 million and $2.5 million, respectively, compared to $1.1 million and $3.3 million in the same respective periods of 2009. Intangible assets consisted of the following:

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$27,404	$9,450	$31,472	$8,346

In the first quarter of 2010, Con-way evaluated the fair value of Chic Logistics’ customer-relationship intangible asset due to lower projected revenues from customers comprising the customer-relationship intangible asset. As a result, Menlo Worldwide Logistics recognized a $2.8 million impairment loss and reduced the carrying amount of the intangible asset to zero.

Estimated amortization expense for the next five years is presented in the following table:

(Dollars in thousands)

Year ending December 31:
Remaining three months of 2010	$800
2011	3,100
2012	2,700
2013	2,400
2014	2,400
2015	2,400

3. Restructuring Activities

During the periods presented, Con-way incurred expenses in connection with a number of restructuring activities. Con-way reported the employee-separation costs in salaries, wages and employee benefits, the contract-termination costs in other operating expenses and facility costs primarily in rents and leases in the statements of consolidated operations. Con-way recognized restructuring charges of $2.4 million and $3.8 million in the third quarter and first nine months of 2010, respectively, and expects to recognize $4.2 million of additional expense through 2011. In the first nine months of 2009, Con-way recognized $0.5 million of expense reductions, as more fully discussed below. Con-way’s remaining liability for amounts expensed but not yet paid was $4.4 million at September 30, 2010. The remaining liability relates to operating lease commitments that are expected to be payable over several years and employee-separation costs that are expected to be paid through 2011.

Con-way Other

Outsourcing Initiative

In 2009, as part of an ongoing effort to reduce costs and improve capabilities, Con-way initiated a project to outsource a significant portion of its information-technology infrastructure function and a small portion of its administrative and accounting functions. The outsourcing initiative was completed in the third quarter of 2010.

The following table summarizes the effect of the outsourcing initiative:

(Dollars in thousands)	Employee-Separation Costs	Contract-Termination Costs	Total
Balance at December 31, 2009	$3,360	$--	$3,360
2010 charges	1,766	525	2,291
Cash payments	(5,126)	--	(5,126)
Balance at September 30, 2010	$--	$525	$525

Total expense recognized to date	$5,126	$525	$5,651

In the first nine months of 2010, Con-way allocated corporate outsourcing charges of $1.8 million and $0.5 million to the Freight and Logistics segments, respectively.

Consolidation of Executive Offices

In the third quarter of 2010, in an effort to more closely align corporate functions and better support the business, Con-way initiated a project to consolidate its executive offices located in San Mateo, California and Ann Arbor, Michigan. As a result, the office in San Mateo will be closed and the office in Ann Arbor will serve as Con-way’s principal executive office. Con-way expects the consolidation to be substantially completed by the end of the second quarter of 2011.

The following table summarizes the effect of the initiative:

(Dollars in thousands)	Employee-Separation Costs	Relocation and Other costs	Total
2010 charges	$1,552	--	$1,552
Cash payments	--	--	--
Balance at September 30, 2010	$1,552	$--	$1,552

Total expense recognized to date	$1,552	$--	$1,552
Expected remaining expenses	2,417	1,742	4,159

In connection with the consolidation of its executive offices, Con-way, in the third quarter of 2010, allocated restructuring charges of $1.2 million, $0.2 million and $0.2 million to the Freight, Logistics and Truckload segments, respectively.

Con-way Freight

In August 2007, Con-way Freight implemented an operational restructuring to combine its three regional operating companies into one centralized operation and, in November 2008, completed a major network re-engineering. In the first nine months of 2009, Con-way recognized $0.5 million of expense reductions due primarily to a decline in estimated lease liabilities. The remaining lease liability was $2.3 million at September 30, 2010.

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

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues before Inter-segment Eliminations
Freight	$797,078	$704,459	$2,339,046	$1,927,623
Logistics	370,049	346,352	1,111,007	990,451
Truckload	140,655	146,251	426,725	424,332
Other	10,416	3,858	36,274	14,384
Inter-segment Revenue Eliminations	(48,015)	(67,479)	(174,695)	(204,084)
	$1,270,183	$1,133,441	$3,738,357	$3,152,706

Inter-segment Revenue Eliminations
Freight	$12,741	$11,709	$38,123	$37,189
Logistics	5,447	1,991	13,977	2,658
Truckload	20,854	50,570	90,640	152,842
Other	8,973	3,209	31,955	11,395
	$48,015	$67,479	$174,695	$204,084

Revenues from External Customers
Freight	$784,337	$692,750	$2,300,923	$1,890,434
Logistics	364,602	344,361	1,097,030	987,793
Truckload	119,801	95,681	336,085	271,490
Other	1,443	649	4,319	2,989
	$1,270,183	$1,133,441	$3,738,357	$3,152,706
Operating Income (Loss)
Freight	$13,062	$22,816	$27,135	$48,423
Logistics	(6,282)	9,532	19,582	22,305
Truckload	5,475	10,620	13,582	(115,179)
Other	246	(1,834)	2,034	1,239
	$12,501	$41,134	$62,333	$(43,212)

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

The following table summarizes the valuation of financial instruments within the fair-value hierarchy:

	September 30, 2010
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Cash equivalents	$322,458	$98,819	$223,639	$--
Current marketable securities	26,250	--	26,250	--
Other marketable securities	6,284	--	--	6,284

	December 31, 2009
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Cash equivalents	$450,915	$143,578	$307,337	$--
Other marketable securities	6,691	--	--	6,691

Cash equivalents consist of short-term interest-bearing instruments (primarily commercial paper, certificates of deposit and money-market funds) with maturities of three months or less at the date of purchase. Current marketable securities consist of variable-rate demand notes.

Money-market funds reflect their published net asset value and are classified as Level 1 instruments within the fair-value hierarchy. Commercial paper, certificates of deposit and variable-rate demand notes are generally valued using published interest rates for instruments with similar terms and maturities, and accordingly, are classified as Level 2 instruments within the fair-value hierarchy. At September 30, 2010, the average remaining maturity of the cash equivalents was less than one month. Based on their short maturities, the carrying amount of the cash equivalents approximates their fair value.

Con-way’s other marketable security consists of one auction-rate security, which was valued with an income approach that utilized a discounted cash flow model. The following table summarizes the change in fair values of Con-way’s auction-rate security, which was valued using Level 3 inputs:

(Dollars in thousands)	Auction-Rate Security

Balance at December 31, 2008	$6,712
Unrealized gain	379
Partial redemption	(400)
Balance at December 31, 2009	$6,691
Unrealized gain	43
Partial redemption	(450)
Balance at September 30, 2010	$6,284

Due primarily to changes in interest-rate benchmarks, the fair value of Con-way’s auction-rate security increased in the first nine months of 2010. Con-way has recorded a cumulative life-to-date $0.4 million decline in the carrying value of the auction-rate security with an equal and offsetting unrealized loss in accumulated other comprehensive loss in shareholders’ equity. Con-way has evaluated the unrealized loss and concluded that the decline in fair value is not other-than-temporary.

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

Defined Benefit Pension Plans

The following table summarizes the components of net periodic benefit expense for Con-way’s domestic defined benefit pension plans:

	Qualified Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009

Interest cost on benefit obligation	$17,284	$17,153	$51,852	$52,704
Expected return on plan assets	(18,760)	(14,938)	(56,279)	(45,588)
Net amortization and deferral	2,268	1,816	6,803	15,419
Net periodic benefit expense	$792	$4,031	$2,376	$22,535

	Non-Qualified Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009

Interest cost on benefit obligation	$969	$1,069	$2,909	$3,107
Net amortization and deferral	113	18	339	(2,395)
Net periodic benefit expense	$1,082	$1,087	$3,248	$712

Con-way has made $93.8 million in contributions to its Qualified Pension Plans in 2010, including $1.2 million contributed in October 2010. Con-way does not anticipate making any further contributions to the plans in 2010.

Defined Contribution Retirement Plans

Con-way’s defined contribution retirement plans consist mostly of the primary defined contribution retirement plan (the “Primary DC Plan”).

Con-way’s expense under the Primary DC Plan was $9.1 million and $28.3 million in the third quarter and first nine months of 2010, respectively, compared to $8.5 million and $36.4 million in the same periods of 2009. At September 30, 2010 and December 31, 2009, Con-way had recognized accrued liabilities of $11.4 million and $10.5 million, respectively, for its contributions related to the Primary DC Plan. In 2009, Con-way’s contributions to the Primary DC Plan included allocations of Con-way preferred stock and contributions of cash and Con-way common stock. In 2010, Con-way’s contributions were made with Con-way common stock. In the first nine months of 2010 and 2009, Con-way used 826,504 shares and 610,176 shares, respectively, of repurchased common stock (also referred to as treasury stock) to fund $27.4 million and $18.7 million, respectively, of contributions to the Primary DC Plan.

Postretirement Medical Plan

The following table summarizes the components of net periodic benefit expense for the postretirement medical plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009

Service cost – benefits earned during the period	$351	$374	$1,054	$1,154
Interest cost on benefit obligation	1,208	1,406	3,624	4,184
Net amortization and deferral	(301)	(306)	(902)	(917)
Net periodic benefit expense	$1,258	$1,474	$3,776	$4,421

In March 2010, the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act, was signed into law. Certain provisions of this legislation eliminated future tax deductions for expenditures reimbursed under the Medicare Part D retiree drug subsidy program. Elimination of this tax deduction resulted in a $2.3 million income-tax charge in the first quarter of 2010. Any effect from other provisions of the legislation will be included in the determination of the benefit obligation at the actuarial plan measurement date on December 31, 2010.

Long-term Disability Plan

Con-way’s expense associated with the long-term disability plan was $3.2 million and $10.3 million in the third quarter and first nine months of 2010, respectively, compared to $2.5 million and $8.0 million in the same respective periods of 2009. In Con-way’s consolidated balance sheets, the long-term and current portions of the long-term disability plan obligation are reported in employee benefits and accrued liabilities, respectively. At September 30, 2010, the long-term and current portions of the obligation were $25.5 million and $11.4 million, respectively, and at December 31, 2009, were $28.2 million and $11.4 million, respectively.

Cost-Reduction Actions

In response to economic conditions, in March 2009 Con-way announced several measures to reduce costs and conserve cash, as detailed below. The measures announced in March 2009 substantially consisted of the suspension or curtailment of employee benefits and a reduction in salaries and wages. As described below, Con-way in the first half of 2010 restored a portion of the wage and salary reductions and reinstated the compensated-absences benefits.

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

7. Shareholders’ Equity

Comprehensive Income

Comprehensive income, which is a measure of all changes in equity except those resulting from investments by owners and distributions to owners, was as follows:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income (loss)	$(8,228)	$13,492	$1,598	$(105,818)

Other comprehensive income (loss):
Foreign currency translation adjustment	799	260	(1,639)	1,430
Unrealized gain (loss) on available-for-sale
security, net of deferred tax of $5, $15,
$17, and $208, respectively	(8)	23	26	325
Employee benefit plans, net of deferred tax of
$812, $595, $4,699, and $121,667,
respectively	1,268	933	6,058	190,303
Comprehensive income (loss)	$(6,169)	$14,708	$6,043	$86,240

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

In the first quarter of 2010, Con-way awarded 694,033 cash-settled stock-appreciation rights (“SARs”) to eligible employees. The SARs were granted at the stock price on the grant date and have a three-year graded-vesting term. The awards provide for accelerated vesting if the employee ceases employment due to retirement, death, disability, or a change in control (as defined in the SAR agreement). The SARs are liability-classified awards and, as a result, Con-way re-measures the fair value of the awards each reporting period until the awards are settled. During the vesting period, compensation cost is recognized based on the proportionate amount of service rendered to date. Con-way will recognize any changes in fair value after the vesting period as compensation cost in the current period. The ultimate expense recognized for the SARs is equal to the intrinsic value at settlement. The following expense was recognized for share-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009

Salaries, wages and employee benefits	$4,224	$2,801	$11,119	$8,422
Deferred income tax benefit	(1,632)	(1,077)	(4,289)	(3,237)
Net share-based compensation expense	$2,592	$1,724	$6,830	$5,185

As the result of executive severances in the third quarter of 2010, Con-way modified the terms of outstanding awards for four executives. The modifications resulted in the immediate vesting of certain awards and, as a result, Con-way recognized $1.1 million of expense.

9. Income Taxes

Con-way recognized a tax provision of $6.7 million in the third quarter of 2010 and $11.5 million in the same quarter of 2009. In the first nine months, Con-way recognized a tax provision of $14.3 million in 2010 and $14.4 million in 2009. The effective tax rates in 2010 and 2009 reflect the effect of non-deductible goodwill impairment charges in the third quarter of 2010 and the first quarter of 2009, respectively. Excluding the effect of the non-deductible goodwill impairment charges and various discrete tax adjustments, the third-quarter effective tax rate increased to 42.6% in 2010 from 37.0% in 2009, while the year-to-date effective rate increased to 42.6% from 37.4% due primarily to a prior-year benefit associated with a now-expired fuel-related tax credit.

Other accounts receivable in the consolidated balance sheets include income tax receivables of $33.2 million and $2.7 million at September 30, 2010 and December 31, 2009, respectively. In October 2010, Con-way received $28.1 million of federal income tax refunds, which reduced by an equal amount Con-way’s income tax receivable reported at September 30, 2010.

Uncertain Tax Positions

In the normal course of business, Con-way is subject to examination by taxing authorities throughout the world. As a result of these examinations, Con-way maintains ongoing discussions and negotiations relating to tax matters with the taxing authorities in these various jurisdictions. The years subject to examination include 2005 to 2009 for federal income taxes. The Internal Revenue Service ("IRS") has issued a Revenue Agent's Report for tax years 2005 through 2007 proposing certain adjustments, one of which relates primarily to the treatment of certain payments to retirees and former employees of Menlo Worldwide Forwarding, Inc. and its subsidiaries and Menlo Worldwide Expedite!, Inc. (collectively “MWF”) by Con-way after the sale of MWF to United Parcel Service, Inc. in 2004. Con-way disagrees with this proposed adjustment and has contested it through the IRS administrative appeals process. Con-way has conducted meetings with the IRS Appeals Division in 2010. If Con-way is unable to settle the matter through the IRS appeals process, Con-way will take the matter to litigation. Con-way anticipates the appeals process and litigation could take an extended period of time to resolve. Although the timing of income tax audit resolutions and negotiations with taxing authorities are highly uncertain, Con-way does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next 12 months. Con-way believes that it has provided adequate reserves related to all matters contained in tax periods open to examination. However, should Con-way experience an unfavorable outcome in this matter, it could have a material impact on its financial position, results of operations and cash flows.

10. Commitments and Contingencies

Purchase Obligations

In connection with its outsourcing initiative, Con-way entered into agreements with third-party service providers in the first quarter of 2010. Payments to the third-party providers are estimated to be $257 million between 2010 and 2016, when the agreements are expected to expire.

MW

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

(Dollars in thousands except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues	$1,270,183	$1,133,441	$3,738,357		$3,152,706
Costs and expenses
Loss from impairment of goodwill and
intangible assets	16,414	--	19,181		134,813
Other costs and expenses	1,241,268	1,092,307	3,656,843		3,061,105
	1,257,682	1,092,307	3,676,024		3,195,918
Operating income (loss)	12,501	41,134	62,333		(43,212)
Other expense	14,034	16,110	46,469		48,204
Income (loss) before income tax
provision	(1,533)	25,024	15,864		(91,416)
Income tax provision	6,695	11,532	14,266		14,402
Net income (loss)	(8,228)	13,492	1,598		(105,818)
Preferred stock dividends	--	--	--		3,189
Net income (loss) applicable to
common shareholders	$(8,228)	$13,492	$1,598		$(109,007)

Diluted income (loss) per share	$(0.15)	$0.27	$0.03	$	(2.32)

Overview

Con-way’s consolidated revenue for the third quarter of 2010 increased 12.1% from the third quarter of 2009 and, in the first nine months of 2010, increased 18.6% from the same prior-year period, due primarily to increased revenue at Freight and Logistics.

Con-way’s third-quarter consolidated operating income decreased 69.6% to $12.5 million in 2010 from $41.1 million in 2009, primarily reflecting an operating loss at the Logistics segment in the third quarter of 2010, which was due to a $16.4 million goodwill-impairment charge, and lower operating income at the Freight and Truckload segments. In the year-to-date periods, operating results consisted of operating income of $62.3 million in 2010 compared to an operating loss of $43.2 million in 2009. The loss in the first nine months of 2009 was due to a $115.2 million loss at Truckload, which reflected a $134.8 million goodwill-impairment charge. Excluding impairment charges, consolidated operating income in the first nine months of 2010 declined due primarily to lower operating income at Freight, partially offset by improved operating results at Logistics. Lower operating income at Freight reflects persistently weak industry pricing and higher costs, while higher operating income at Logistics was due to improved margins on higher revenue.

Non-operating expense in the third quarter of 2010 decreased $2.1 million from the third quarter of 2009 and, in the first nine months of 2010, decreased $1.7 million from the same prior-year period, primarily reflecting lower interest expense. Lower interest expense in 2010 reflects the net effect of various financing transactions, including the second-quarter repayment of the $200 million outstanding under Con-way’s 8 7/8% Notes due 2010 and capital-lease transactions entered into during the fourth quarter of 2009 and the second quarter of 2010.

Con-way recognized a tax provision of $6.7 million in the third quarter of 2010 and $11.5 million in the same quarter of 2009. In the first nine months, Con-way recognized a tax provision of $14.3 million in 2010 and $14.4 million in 2009. The effective tax rates in 2010 and 2009 reflect the effect of non-deductible goodwill impairment charges in the third quarter of 2010 and the first quarter of 2009, respectively. Excluding the effect of the non-deductible goodwill impairment charges and various discrete tax adjustments, the third-quarter effective tax rate increased to 42.6% in 2010 from 37.0% in 2009, while the year-to-date effective rate increased to 42.6% from 37.4% due primarily to a prior-year benefit associated with a now-expired fuel-related tax credit.

Cost-Reduction Actions

In response to economic conditions, Con-way in 2008 and 2009 implemented several employee-related measures to reduce costs and conserve cash, as detailed in Note 6, “Employee Benefit Plans,” of Item 1, “Financial Statements.”  Effective in January 2010, Con-way restored one-half of the salary and wage reductions, and effective in April 2010, Con-way reinstated the compensated-absences benefits. Con-way plans to restore the remaining one-half of salary and wage reductions effective in January 2011. If Con-way Freight attains a minimum operating ratio of 95.0% (also known as an operating margin of 5.0%) for two consecutive quarters, Con-way will prospectively reinstate the basic and transition contributions to the defined contribution retirement plan to their prior levels. Any future merit-based pay increases for those companies that instituted salary and wage reductions, and the reinstatement of Con-way’s matching contributions to the defined contribution retirement plan are based on a number of factors and are not currently subject to specified financial metrics.

The table below compares the estimated cost savings from employee-related cost-reduction measures. The predominant amount of the reported cost savings relate to the Freight segment. Actual results may differ from the estimated amounts depending on factors such as employee count and turnover and assumptions related to employee retirement plan contributions.

(Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Salaries and wages	$7	$14	$22	$27
Compensated absences	--	16	15	35
Defined contribution plan
Matching	9	8	26	14
Basic and transition	5	4	17	9
Total estimated cost savings	$21	$42	$80	$85

Health Care Reform

In March 2010, the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act, was signed into law. Beginning in 2011, this health-care reform legislation is expected to increase the costs associated with providing benefits under postretirement medical plans and employee medical plans. Changes made to the design of Con-way’s medical plans have the potential to mitigate some of the cost impact of the provisions included in the legislation. Ultimately, the cost of providing benefits under medical plans is dependent on a variety of factors, including governmental laws and regulations, health-care cost trends, claims experience, and health-care decisions by plan participants.

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

Freight

The following table compares operating results, operating margins, and the percentage change in selected operating statistics of the Freight reporting segment:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue before inter-segment eliminations	$797,078	$704,459	$2,339,046	$1,927,623

Salaries, wages and employee benefits	380,441	341,886	1,126,366	974,805
Purchased transportation	134,599	114,783	392,923	286,437
Other operating expenses	119,213	106,211	350,565	301,503
Fuel and fuel-related taxes	76,995	61,200	238,805	156,888
Depreciation and amortization	27,082	27,133	75,341	81,059
Maintenance	22,602	20,959	66,473	55,639
Rents and leases	13,078	8,174	38,172	21,042
Purchased labor	10,006	1,297	23,266	1,827
Total operating expenses	784,016	681,643	2,311,911	1,879,200
Operating income	$13,062	$22,816	$27,135	$48,423

Operating margin	1.6%	3.2%	1.2%	2.5%

	2010 vs. 2009		2010 vs. 2009
Selected Operating Statistics
Weight per day	8.7%		23.1%
Revenue per hundredweight (“yield”)	3.1%		-2.1%
Shipments per day (“volume”)	1.1%		13.5%
Weight per shipment	7.4%		8.4%

Freight’s revenue in the third quarter of 2010 increased 13.1% from the third quarter of 2009 due to an 8.7% increase in weight per day and a 3.1% increase in yield. The 8.7% increase in weight per day reflects a 7.4% increase in weight per shipment and a 1.1% increase in shipments per day. In the third quarter of 2010, the increase in yield was due primarily to an increase in fuel-surcharge revenue and increases in base freight rates, partially offset by an increase in weight per shipment. Excluding fuel surcharges, yield in the third quarter of 2010 increased 0.9% and fuel-surcharge revenue increased to 13.0% of revenue from 11.3% in 2009. The increase in base freight rates reflects targeted sales and pricing initiatives that were implemented to improve yield.

In the first nine months of 2010, Freight’s revenue increased 21.3% from the same prior-year period due to a 23.1% increase in weight per day and a half-day increase in the number of working days, partially offset by a 2.1% decline in yield. The 23.1% increase in weight per day reflects a 13.5% increase in shipments per day and an 8.4% increase in weight per shipment. The decline in yield was due primarily to decreases in base freight rates and the increase in weight per shipment, partially offset by an increase in fuel-surcharge revenue. Con-way Freight’s management believes that yield reflects the competitive pricing environment that is primarily the result of excess capacity in the less-than-truckload market. Excluding fuel surcharges, yield in the first nine months of 2010 decreased 5.3% and fuel-surcharge revenue increased to 13.0% of revenue from 10.0% in 2009.

Freight’s operating income in the third quarter of 2010 decreased 42.8% from the same period of 2009 and, in the first nine months of 2010, decreased 44.0% from the same prior-year period due primarily to increased costs. The first nine months of 2010 also reflects a higher-volume lower-yield mix of freight. Operating results in the periods presented benefited from the cost-reduction measures announced in March 2009; however, the comparative impact by period varied due to the timing of implementation and the partial reinstatement in 2010 of certain benefits curtailed under the cost-reductions measures. Results in 2010 were adversely affected by $4.4 million of third-quarter expense for employee severance and the planned consolidation of Con-way’s executive offices. In 2009, Freight’s third-quarter and year-to-date results were adversely affected by a change in accounting estimate for revenue adjustments, which lowered Freight’s revenue and operating income by $5.4 million.

In the third quarter and first nine months of 2010, expenses for salaries, wages and employee benefits increased 11.3% and 15.5%, respectively, from the same periods in 2009. In the third quarter and first nine months of 2010, salaries and wages increased 6.5% and 15.7%, respectively, due primarily to a higher average employee count in response to increased shipment volumes and to the partial reinstatement of the salary and wage reductions. In the third quarter and first nine months of 2010, employee benefits expense increased 23.5% and 12.8%, respectively, due primarily to higher expenses for compensated absences, which increased $15.9 million and $21.2 million, respectively. The increase in expense for compensated-absences benefits was primarily due to the resumption of the benefit effective in April 2010. Employee benefit cost increases in the third quarter and first nine months of 2010 also reflect higher expenses for workers’ compensation claims and payroll taxes, partially offset by a decrease in the collective expense for defined benefit and defined contribution retirement plans. Cost-reduction measures pertaining to the defined contribution plan remain in effect since their implementation in April 2009.

Purchased transportation expense increased 17.3% and 37.2% in the third quarter and first nine months of 2010, respectively, reflecting an increase in freight transported by third-party providers and fuel-related rate increases. Expenses for fuel and fuel-related taxes in the third quarter and first nine months of 2010 increased 25.8% and 52.2%, respectively, due primarily to the increase in the cost per gallon of diesel fuel and increased fuel consumption due to increased shipment volumes.

Other operating expenses increased 12.2% and 16.3% in the third quarter and first nine months of 2010, respectively, reflecting increases in self-insurance expense, particularly cargo-loss and damage claims, increased corporate allocations and increased operating costs due to higher business volumes.

In the third quarter and first nine months of 2010, expenses for rents and leases increased 60.0% and 81.4%, respectively, maintenance expense increased 7.8% and 19.5%, respectively, and purchased labor increased by $8.7 million and $21.4 million, respectively, due primarily to increased business volumes. Increased costs for maintenance expense in 2010 also reflect an increase in the average age of the tractor and trailer fleets.

Logistics

The table below compares operating results and operating margins of the Logistics reporting segment. The table summarizes the segment’s revenue as well as net revenue (revenue less purchased transportation expense). Carrier-management revenue is attributable to contracts for which Menlo Worldwide Logistics manages the transportation of freight but subcontracts to third parties the actual transportation and delivery of products, which Menlo Worldwide Logistics refers to as purchased transportation. Menlo Worldwide Logistics’ management places emphasis on net revenue as a meaningful measure of the relative importance of its principal services since revenue earned on most carrier-management services includes the third-party carriers’ charges to Menlo Worldwide Logistics for transporting the shipments. The table also includes operating income and operating margin excluding the loss from impairment of goodwill and intangible assets. Logistics’ management believes these measures are relevant to evaluate its on-going operations.

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue before inter-segment eliminations	$370,049	$346,352	$1,111,007	$990,451
Purchased transportation expense	(229,320)	(215,048)	(683,232)	(606,544)
Net revenue	140,729	131,304	427,775	383,907

Salaries, wages and employee benefits	54,770	50,942	161,287	148,243
Other operating expense	35,624	36,749	108,837	111,777
Fuel and fuel-related taxes	187	363	616	1,108
Depreciation and amortization	3,168	2,989	9,432	9,133
Maintenance	642	685	1,807	2,103
Rents and leases	15,391	15,492	47,142	46,843
Purchased labor	20,815	14,552	59,891	42,395
Loss from impairment of goodwill and
intangible assets	16,414	--	19,181	--
Total operating expenses excluding purchased
transportation	147,011	121,772	408,193	361,602
Operating income (loss)	$(6,282)	$9,532	$19,582	$22,305
Operating income excluding impairments	$10,132	$9,532	$38,763	$22,305

Operating margin on revenue	(1.7%)	2.8%	1.8%	2.3%
Operating margin on net revenue	(4.5%)	7.3%	4.6%	5.8%
Operating margin on revenue excluding impairments	2.7%	2.8%	3.5%	2.3%
Operating margin on net revenue excluding impairments	7.2%	7.3%	9.1%	5.8%

Logistics’ revenue in the third quarter and first nine months of 2010 increased 6.8% and 12.2%, respectively, due to increases in revenue from both warehouse-management and carrier-management services. In 2010, revenue from warehouse-management services in the third quarter and first nine months increased 12.7% and 15.3%, respectively, while revenue from carrier-management services increased 4.8% and 11.1%, respectively. Increased revenue from warehouse-management services was due to contributions from new customers and growth at existing customers. Higher revenue from carrier-management services was due primarily to revenue from a government contract, which was in an implementation phase during 2009, partially offset by lower revenue as the result of changes to certain customer and carrier contracts.

Logistics’ net revenue in the third quarter and first nine months of 2010 increased 7.2% and 11.4%, respectively, when compared to the prior-year periods. Purchased transportation expense increased 6.6% and 12.6% in the third quarter and first nine months of 2010, respectively, due primarily to increased carrier-management volumes, partially offset by changes to certain customer and carrier contracts.

Logistics, in the third quarter of 2010, reported an operating loss of $6.3 million, and in the nine-month period, earned operating income of $19.6 million. Operating results in 2010 were adversely affected by a $16.4 million third-quarter goodwill-impairment charge and a $2.8 million first-quarter intangible-asset impairment charge, as more fully discussed in Note 2, “Goodwill and Intangible Assets,” of Item 1, “Financial Statements.” Excluding the impairment charges, Logistics’ operating income in the third quarter and first nine months of 2010 increased from the same prior-year periods 6.3% and 73.8%, respectively. Higher operating income in the third quarter of 2010 was due primarily to the growth in net revenue, partially offset by lower margins. Higher operating income in the first nine months of 2010 primarily reflects increases in net revenue and improved margins on carrier-management services due largely to the recognition of revenue under performance-based arrangements. Under performance-based arrangements, revenue is recognized upon the achievement of contractually specified performance measures typically without an associated increase in operating expenses. The level of achievement relating to these performance measures varies each period.

Salaries, wages and employee benefits increased 7.5% and 8.8% in the third quarter and first nine months of 2010, respectively. In the third quarter, salaries and wages rose 10.7% and, in the first nine months, increased 9.1% due to salary and wage rate increases and increased headcount due to increased staffing needs at Logistics-managed warehouses as the result of new customer contracts. Variable compensation expense was essentially unchanged in the third quarter of 2010 but increased $3.3 million or 28.3% in the first nine months of 2010 based on variations in performance measures relative to variable-compensation plan targets. Employee benefits expense increased 3.1% and 2.3% in the third quarter and first nine months of 2010, respectively, due primarily to increased expenses related to compensated absences and workers’ compensation claims. The increase in expense for compensated absences was due in part to the reinstatement of benefits in April 2010 to their prior levels, while higher expenses for workers’ compensation claims reflects increases in the number and severity of claims.

In the first nine months of 2010, other operating expenses declined 2.6% due primarily to lower expenses for outside services relating largely to legal matters.

Purchased labor expense increased 43.0% and 41.3% in the third quarter and first nine months of 2010, respectively, due to increased warehouse-management volumes.

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

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Freight revenue	$113,457	$122,801	$346,157	$369,651
Fuel-surcharge revenue	23,211	17,986	68,995	43,672
Other revenue	3,987	5,464	11,573	11,009
Revenue before inter-segment eliminations	140,655	146,251	426,725	424,332

Salaries, wages and employee benefits	53,199	56,789	158,827	171,533
Purchased transportation	6,073	6,182	18,698	17,316
Other operating expenses	15,731	17,083	51,046	53,339
Fuel and fuel-related taxes	35,640	34,188	109,971	94,714
Depreciation and amortization	16,608	13,837	47,280	45,115
Maintenance	7,334	7,012	25,635	20,732
Rents and leases	257	195	737	614
Purchased labor	338	345	949	1,335
Loss from impairment of goodwill and
intangible assets	--	--	--	134,813
Total operating expenses	135,180	135,631	413,143	539,511
Operating income (loss)	$5,475	$10,620	$13,582	$(115,179)
Operating income excluding impairment	$5,475	$10,620	$13,582	$19,634

Operating margin	3.9%	7.3%	3.2%	(27.1%)
Operating margin excluding impairment	3.9%	7.3%	3.2%	4.6%

	2010 vs. 2009		2010 vs. 2009
Selected Operating Statistics
Loaded miles	-10.0%		-7.6%
Freight revenue per loaded mile	2.7%		1.4%

Truckload’s revenue decreased 3.8% in the third quarter of 2010 from the same period of 2009, due primarily to a 7.6% decrease in freight revenue, partially offset by a 29.1% increase in fuel-surcharge revenue. The 7.6% decline in freight revenue reflects a 10.0% decline in loaded miles, partially offset by a 2.7% increase in revenue per mile. In the first nine months of 2010, Truckload’s revenue increased 0.6% from the same prior-year period, reflecting a 58.0% increase in fuel-surcharge revenue, partially offset by a 6.4% decline in freight revenue. The 6.4% decline in freight revenue reflects a 7.6% decline in loaded miles and a 1.4% increase in revenue per mile.

In the periods presented, higher fuel-surcharge revenue was due primarily to higher fuel prices in 2010 compared to 2009. The decrease in loaded miles reflects a smaller fleet and a planned reduction in the amount of services Truckload provided to Freight. Revenue per mile increased as the decrease in services provided to Freight allowed Truckload to take advantage of improved truckload pricing with external customers. The redeployment of equipment to serve external customers caused some deterioration in asset utilization in the third quarter and first nine months of 2010, as revenue per tractor declined 5.7% and 1.3%, respectively. Asset utilization was also adversely affected by severe flooding in the southwestern United States during the third quarter of 2010 that impeded equipment movement through the Laredo, Texas border area.

Truckload’s operating income in the third quarter of 2010 decreased 48.4% from the same period of 2009 due primarily to the decline in revenue. In the first nine months of 2010, Truckload earned operating income of $13.6 million and reported an operating loss of $115.2 million in the first nine months of 2009. Truckload’s operating loss in 2009 was due to a goodwill-impairment charge of $134.8 million, as more fully discussed in Note 2, “Goodwill and Intangible Assets,” of Item 1, “Financial Statements.” Excluding the charge, operating income in the first nine months of 2010 decreased 30.8% from the same prior-year period primarily from higher operating expenses.

Salaries, wages and employee benefits decreased 6.3% and 7.4% in the third quarter and first nine months of 2010, respectively, reflecting decreases in salaries and wages and lower costs for employee benefits. In the third quarter and first nine months of 2010, salaries and wages declined 7.3% due primarily to a decrease in miles driven. Employee benefits expense decreased 12.7% and 12.1% in the third quarter and first nine months of 2010, respectively, primarily reflecting a decline in workers’ compensations claims expense.

Expenses for fuel and fuel-related taxes increased 4.2% and 16.1% in the third quarter and first nine months of 2010, respectively, due primarily to a higher fuel cost per gallon, partially offset by a decrease in miles driven.

Other operating expenses in the third quarter and first nine months of 2010 decreased 7.9% and 4.3%, respectively, from the same-prior year periods, primarily reflecting a decline in losses on asset dispositions and 2009 charges related to adjustments to a tax-related receivable, partially offset by higher vehicular self-insurance expense. The third quarter and first nine months of 2009 included losses on asset dispositions of $2.3 million and $4.8 million, respectively. Vehicular self-insurance expense increased $0.6 million and $8.3 million in the third quarter and first nine months of 2010, respectively. Higher vehicular self-insurance expense in the first nine months of 2010 is due primarily to significant second-quarter loss development on open claims and to a historically low second-quarter expense in the prior year.

Maintenance expense increased 4.6% and 23.6% in the third quarter and first nine months of 2010 due primarily to an increase in the average age of the tractor fleet, which resulted in an increase in repairs that were not covered under manufacturers’ warranties.

In the third quarter and first nine months of 2010, depreciation and amortization expense increased 20.0% and 4.8%, respectively, from the same prior-year periods due primarily to an increase in depreciation expense on tractors. In 2010, Truckload changed the estimated useful lives and estimated salvage values of Truckload tractors, as more fully discussed in Note 1, “Principal Accounting Policies,” of Item 1, “Financial Statements.”

Other

The Other reporting segment consists of the operating results of Road Systems, a trailer manufacturer, and certain corporate activities for which the related income or expense has not been allocated to other reporting segments. The table below summarizes the operating results for the Other reporting segment:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue
Road Systems	$10,416	$3,858	$36,274	$14,384

Operating income (loss)
Road Systems	$101	$(371)	$83	$(1,232)
Con-way re-insurance activities	782	(1,374)	3,200	2,641
Con-way corporate properties	(412)	(85)	(996)	(411)
Other	(225)	(4)	(253)	241
	$246	$(1,834)	$2,034	$1,239

Road Systems’ revenue for the third quarter of 2010 increased 170.0% from the third quarter of 2009 and, in the first nine months of 2010, increased 152.2% from the same prior-year period, due primarily to an increase in the number of trailers manufactured or refurbished for Con-way Freight and Con-way Truckload.

Liquidity and Capital Resources

Con-way’s combined balance of cash, cash equivalents and current marketable securities decreased to $378.3 million at September 30, 2010 from $476.6 million at December 31, 2009.

Cash and cash equivalents decreased to $352.0 million at September 30, 2010 from $476.6 million at December 31, 2009, as $149.5 million used in investing activities and $70.3 million used in financing activities exceeded $95.3 million provided by operating activities. Cash used in investing activities primarily reflects capital expenditures and net investments in marketable securities. Cash used in financing activities primarily reflects the net effect of debt repayment and proceeds from the issuance of common stock. Cash provided by operating activities came primarily from net income after adjustment for non-cash items.

(Dollars in thousands)	Nine Months Ended September 30,
	2010	2009
Operating Activities
Net income (loss)	$1,598	$(105,818)
Non-cash adjustments (1)	216,814	328,967
Changes in assets and liabilities	(123,139)	6,547
Net Cash Provided by Operating Activities	95,273	229,696

Net Cash Used in Investing Activities	(149,546)	(57,780)

Net Cash Used in Financing Activities	(70,294)	(32,921)

Net Cash Provided by (Used in) Continuing Operations	(124,567)	138,995
Net Cash Used in Discontinued Operations	--	(103)
Increase (Decrease) in Cash and Cash Equivalents	$(124,567)	$138,892

(1) “Non-cash adjustments” refer to depreciation, amortization, impairment charges, deferred income taxes, provision for uncollectible accounts, and other non-cash income and expenses.

Operating Activities

In the first nine months of 2010, net income, excluding non-cash adjustments, decreased $4.7 million from the same period of 2009. Changes in receivables, employee benefits and accrued income taxes decreased operating cash flow in the first nine months of 2010 when compared to the same prior-year period, while changes in accounts payable and self-insurance accruals increased operating cash flow.

In the first nine months of 2010, receivables used $108.6 million due primarily to increased trade accounts receivable resulting from increased revenue. In the first nine months of 2009, receivables used $28.0 million due primarily to increased trade accounts receivables at the Freight segment partially offset by decreased trade accounts receivable at the Logistics segment.

Employee benefits used $70.7 million in the first nine months of 2010, compared to $7.8 million used in the same prior-year period due primarily to an increase in funding contributions. In the first nine months of 2010, Con-way contributed $92.6 million to its qualified pension plans, compared to $17.3 million in the first nine months of 2009. The level of Con-way’s annual contributions to its qualified pension plans is subject to variations in interest rates, asset returns, Pension Protection Act requirements and other factors.

In the first nine months of 2010, accrued income taxes used $31.0 million, compared to $17.4 million provided in the same prior-year period, reflecting variations in Con-way’s current and deferred income tax provisions, as well as variations in income tax refunds and payments. In the first nine months of 2010, Con-way made net payments of $17.0 million, and in the first nine months of the 2009, Con-way received $8.9 million of net refunds. In October 2010, Con-way received $28.1 million of federal income tax refunds, which reduced by an equal amount Con-way’s income tax receivable reported at September 30, 2010.

Accounts payable provided $57.1 million in the first nine months of 2010, compared to $15.1 million provided in the first nine months of 2009. The increase in accounts payable reflects the increasing business volumes during the first nine months of 2010, particularly at the Freight segment.

The change in self-insurance accruals provided $29.6 million in the first nine months of 2010, compared to $0.5 million provided in the first nine months of 2009. The cash provided in the first nine months of 2010 was due primarily to increases in the liabilities for vehicular and workers compensation claims.

Investing Activities

Cash used in investing activities increased to $149.5 million in the first nine months of 2010, compared to $57.8 million used in the first nine months of 2009 due primarily to an increase in capital expenditures. Increased capital expenditures in 2010 were due primarily to the acquisition of tractor equipment at the Freight segment.

In addition to the reported capital expenditures, Con-way acquired $35.1 million of tractor equipment for Freight under a capital-lease agreement in April 2010. The acquisition of equipment under a capital lease is not reported as a capital expenditure.

Financing Activities

Financing activities used cash of $70.3 million in the first nine months of 2010, compared to $32.9 million used in the same period of 2009. The first nine months of both 2010 and 2009 primarily reflects the repayment of debt and payments of dividends while the first nine months of 2010 also includes the issuance of common stock. In the first nine months of 2010, Con-way used $200.0 million for the repayment of the amount outstanding under its 8 7/8% Notes Due 2010, compared to $22.7 million used in the first nine months of 2009 for the repayment of the Primary DC Plan Notes, which matured in January 2009. In the second quarter of 2010, Con-way issued repurchased common stock in a public offering and received net proceeds of $143.3 million, as discussed more fully in Note 7, “Shareholders’ Equity,” of Item 1, “Financial Statements.”  Also, in the first nine months of 2009, Con-way used $3.5 million for the payment of preferred dividends. In the second quarter of 2009, Con-way redeemed all outstanding shares of preferred stock, as detailed in Note 12, “Employee Benefit Plans,” of Item 8, “Financial Statements and Supplementary Data,” in Con-way’s 2009 Annual Report on Form 10-K.

Contractual Cash Obligations

Con-way’s contractual cash obligations as of December 31, 2009 are summarized in Item 7, “Management’s Discussion and Analysis – Liquidity and Capital Resources – Contractual Cash Obligations,” of Con-way’s 2009 Annual Report on Form 10-K. In the first nine months of 2010, there have been no material changes in Con-way’s contractual obligations outside the ordinary course of business, except for agreements entered into with third-party service providers to outsource a significant portion of Con-way’s information-technology infrastructure function and a small portion of its administrative and accounting functions, and a capital-lease transaction.

In connection with its outsourcing initiative, Con-way entered into agreements with third-party service providers in the first quarter of 2010. Estimated payments to the third-party providers are expected to be $16 million in 2010. The average annual payments are estimated to be $40 million from 2011 to 2016, when the agreements are expected to expire. Over the contract term, the payments made to the third-party service providers are expected to be more than offset by cost savings resulting from headcount reductions and lower expenses for operating and maintaining Con-way’s technology platforms.

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

Con-way has a $400 million revolving credit facility that matures on September 30, 2011. The revolving credit facility is available for cash borrowings and for the issuance of letters of credit, up to $400 million. At September 30, 2010, no borrowings were outstanding under the revolving credit facility; however, $183.0 million of letters of credit were outstanding, with $217.0 million of available capacity for additional letters of credit or cash borrowings. The revolving facility is guaranteed by certain of Con-way’s material domestic subsidiaries and contains two financial covenants: (i) a leverage ratio and (ii) a fixed-charge coverage ratio. At September 30, 2010, Con-way was in compliance with the revolving credit facility’s financial covenants and expects to remain in compliance through December 31, 2010 and thereafter.

Con-way had other uncommitted unsecured credit facilities totaling $61.1 million at September 30, 2010, which are available to support short-term borrowings, letters of credit, bank guarantees, and overdraft facilities. A total of $42.9 million, including $18.5 million in short-term borrowings, was outstanding under these facilities at September 30, 2010, leaving $18.2 million of available capacity.

See “– Forward-Looking Statements” below and Item 1A, “Risk Factors,” and Note 8, “Debt and Other Financing Arrangements,” of Item 8, “Financial Statements and Supplementary Data,” in Con-way’s 2009 Annual Report on Form 10-K for additional information concerning Con-way’s $400 million credit facility and its other debt instruments.

In 2010, Con-way estimates capital and software expenditures of approximately $180 million primarily for the acquisition of revenue equipment and hand-held devices. Con-way’s actual 2010 expenditures may differ from the estimated amount depending on factors such as availability and timing of delivery of equipment. In addition to the estimated capital expenditures, Con-way acquired $35.1 million of tractor equipment for Freight under a capital-lease agreement in April 2010, as more fully discussed above under “– Contractual Cash Obligations,” and expects to acquire an additional $20 million of tractor equipment for Truckload under a capital-lease agreement in the fourth quarter of 2010.

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

Goodwill

As a result of continued operating losses and lower-than-forecasted operating results, Con-way evaluated the goodwill associated with Chic Logistics during the third quarter of 2010. Con-way determined that the goodwill related to Chic Logistics was impaired and, as a result, Menlo Worldwide Logistics recognized a $16.4 million impairment charge to reduce the carrying amount of the goodwill to zero. The impairment was primarily due to a decrease in projected operating income in future years.

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

Con-way enters into derivative financial instruments only in circumstances that warrant the hedge of an underlying asset, liability or future cash flow against exposure to some form of interest rate, commodity or currency-related risk. Additionally, the designated hedges should have high correlation to the underlying exposure such that fluctuations in the value of the derivatives offset reciprocal changes in the underlying exposure. Con-way held no material derivative financial instruments at September 30, 2010.

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

(b)   Internal Control Over Financial Reporting

There have not been any changes in Con-way's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates, other than as noted below, that have materially affected, or are reasonably likely to materially affect, Con-way’s internal control over financial reporting.

In 2009, as part of an ongoing effort to reduce costs and improve capabilities, Con-way initiated a project to outsource a significant portion of its information-technology infrastructure function and a small portion of its administrative and accounting functions. Con-way transitioned work to the outside service providers in the third quarter of 2010. The outsourcing of these functions affected the performance of certain processes and internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Certain legal proceedings of Con-way are discussed in Note 10, “Commitments and Contingencies,” of Item 1, “Financial Statements.”

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors previously disclosed in Item 1A, “Risk Factors,” of Con-way’s 2009 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Exhibit No.

(10)	Material contracts:

	10.1	Summary of Certain Compensation Arrangements (Item 5.02 to Con-way’s Report on Form 8-K filed on September 21, 2010).*#

(31)	Certification of Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)
The following financial statements from Con-way’s Form 10-Q for the quarter ended September 30, 2010, filed on November 5, 2010, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Balance Sheets, (ii) Statements of Consolidated Operations, (iii) Statements of Consolidated Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

* Previously filed with the Securities and Exchange Commission and incorporated herein by reference.
# Designates a contract or compensation plan for Management or Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Con-way Inc.
(Registrant)

November 5, 2010	/s/ Stephen L. Bruffett
Stephen L. Bruffett
Executive Vice President and
Chief Financial Officer