Form 10-K
period 2010-12-31
Con-way Inc.
filed 2011-02-28
CIK 23675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission File Number 1-5046
Con-way Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-1444798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2211 Old Earhart Road, Suite 100, Ann Arbor, MI (Address of principal executive offices)	48105 (Zip Code)

Registrant’s telephone number, including area code: (734) 994-6600

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock ($.625 par value)	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of the registrant’s common stock held by persons other than Directors, Officers and those shareholders holding more than 5% of the outstanding voting stock, based upon the closing price per share on June 30, 2010: $1,090,126,767

Number of shares of common stock outstanding as of January 31, 2011: 55,075,982

DOCUMENTS INCORPORATED BY REFERENCE
Part III

Proxy Statement for Con-way’s Annual Meeting of Shareholders to be held on May 10, 2011 (only those portions referenced specifically herein are incorporated in this Form 10-K).

Con-way Inc.

FORM 10-K

Year Ended December 31, 2010

Item		Page

PART I
1.	Business	3
1A.	Risk Factors	6
1B.	Unresolved Staff Comments	10
2.	Properties	10
3.	Legal Proceedings	11
4.	[Removed and Reserved]	11
	Executive Officers of the Registrant	11

PART II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	12
6.	Selected Financial Data	14
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
7A.	Quantitative and Qualitative Disclosures About Market Risk.	34
8.	Financial Statements and Supplementary Data	36
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	74
9A.	Controls and Procedures	74
9B.	Other Information	74

PART III
10.	Directors, Executive Officers and Corporate Governance	75
11.	Executive Compensation	75
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	75
13.	Certain Relationships and Related Transactions, and Director Independence	75
14.	Principal Accountant Fees and Services	75

PART IV
15.	Exhibits and Financial Statement Schedules	75
EX-10.65
EX-10.66
EX-10.73
EX-10.74
EX-10.75
EX-10.76
EX-12
EX-21
EX-23
EX-31
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Con-way Inc.

FORM 10-K

Year Ended December 31, 2010

PART I

ITEM 1.	BUSINESS

Overview

Con-way Inc. was incorporated in Delaware in 1958. Con-way Inc. and its subsidiaries (“Con-way” or “the Company”) provide transportation, logistics and supply-chain management services for a wide range of manufacturing, industrial and retail customers. Con-way’s business units operate in regional and transcontinental less-than-truckload and full-truckload freight transportation, contract logistics and supply-chain management, multimodal freight brokerage, and trailer manufacturing.

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

In addition, Con-way makes available, free of charge, on its website at “www.con-way.com,” under the headings “Investors/Corporate Governance,” current copies of the following documents: (1) the charters of the Audit, Compensation, and Governance and Nominating Committees of its Board of Directors; (2) its Corporate Governance Guidelines; (3) its Code of Ethics for Chief Executive and Senior Financial Officers; (4) its Code of Business Conduct and Ethics for Directors; and (5) its Code of Ethics for Employees. Copies of these documents are also available in print to shareholders upon request, addressed to the Corporate Secretary at 2211 Old Earhart Road, Suite 100, Ann Arbor, Michigan 48105.

None of the information on Con-way’s website shall be deemed to be a part of this report.

Regulatory Certifications

In 2010, Con-way filed the written affirmations and Chief Executive Officer certifications required by Section 303A.12 of the NYSE Listing Manual and Section 302 of the Sarbanes-Oxley Act.

Reporting Segments

For financial reporting purposes, Con-way is divided into four reporting segments: Freight, Logistics, Truckload, and Other. For financial information concerning Con-way’s geographic and reporting-segment operating results, refer to Note 14, “Segment Reporting,” of Item 8, “Financial Statements and Supplementary Data.”

Freight

The Freight segment consists of the operating results of the Con-way Freight business unit. Con-way Freight is a less-than-truckload (“LTL”) motor carrier that utilizes a network of freight service centers to provide regional, inter-regional and transcontinental less-than-truckload freight services throughout North America. The business unit provides day-definite delivery service to manufacturing, industrial and retail customers.

LTL carriers transport shipments from multiple shippers utilizing a network of freight service centers combined with a fleet of linehaul and pickup-and-delivery tractors and trailers. Freight is picked up from customers and consolidated for shipment at the originating service center. The freight is then loaded into trailers and transported to the destination service center providing service to the delivery area. From the destination service center, the freight is delivered to the customer. Typically, LTL shipments weigh between 100 and 15,000 pounds. In 2010, Con-way Freight’s average weight per shipment was 1,290 pounds.

The LTL trucking environment is highly competitive. Principal competitors of Con-way Freight include regional and national LTL companies, some of which are subsidiaries of global, integrated transportation service providers. Competition is based on freight rates, service, reliability, transit times and scope of operations.

Logistics

The Logistics segment consists of the operating results of the Menlo Worldwide Logistics business unit. Menlo Worldwide Logistics develops contract-logistics solutions, which can include managing complex distribution networks, and providing supply-chain engineering and consulting, and multimodal freight brokerage services. The term “supply chain” generally refers to a strategically designed process that directs the movement of materials and related information from the acquisition of raw materials to the delivery of products to the end-user.

Menlo Worldwide Logistics’ supply-chain management offerings are primarily related to transportation-management and contract-warehousing services. Transportation management refers to the management of asset-based carriers and third-party transportation providers for customers’ inbound and outbound supply-chain needs through the use of logistics management systems to consolidate, book and track shipments. Contract warehousing refers to the optimization and operation of warehouses for customers using technology and warehouse-management systems to reduce inventory carrying costs and supply-chain cycle times. For several customers, contract-warehousing operations include light assembly or kitting operations. Menlo Worldwide Logistics’ ability to link these systems with its customers’ internal enterprise resource-planning systems is intended to provide customers with improved visibility to their supply chains. Compensation from Menlo Worldwide Logistics’ customers takes different forms, including cost-plus, transactional, fixed-dollar, gain-sharing and consulting-fee arrangements.

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

In 2010, Menlo Worldwide Logistics’ largest customer accounted for 6.6% of the consolidated revenue of Con-way. Four customers collectively accounted for 48.1% of the revenue and 18.7% of net revenue (revenue less purchased transportation) reported for the Logistics reporting segment in 2010.

There are numerous competitors in the contract-logistics market that include domestic and foreign logistics companies, the logistics arms of integrated transportation companies, and contract manufacturers. However, Menlo Worldwide Logistics primarily competes against a limited number of major competitors that have sufficient resources to provide services under large logistics contracts. Competition for projects is generally based on price and the ability to rapidly implement technology-based transportation and logistics solutions.

Truckload

The Truckload segment consists of the operating results of the Con-way Truckload business unit. Con-way Truckload is a full-truckload motor carrier that utilizes a fleet of tractors and trailers to provide short- and long-haul, asset-based transportation services throughout North America. Con-way Truckload provides dry-van transportation services to manufacturing, industrial and retail customers while using single drivers as well as two-person driver teams over long-haul routes, with each trailer containing only one customer’s goods. This origin-to-destination freight movement limits intermediate handling and is not dependent on the same network of locations utilized by LTL carriers. On average, Con-way Truckload transports shipments more than 800 miles from origin to destination. Under its regional service offering, Con-way Truckload transports truckload shipments of less than 600 miles, including local-area service for truckload shipments of less than 100 miles.

Con-way Truckload offers “through-trailer” service into and out of Mexico through all major gateways in Texas, Arizona and California. This service, which eliminates the need for shipment transfer and/or storage fees at the border, results in faster delivery, reduced transportation costs and better product protection and security for customers doing business internationally. This service typically involves equipment-interchange operations with various Mexican motor carriers. For a shipment with an origin or destination in Mexico, Con-way Truckload provides transportation for the domestic portion of the freight move, and a Mexican carrier provides the pick-up, linehaul and delivery services within Mexico.

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

General

Employees

At December 31, 2010, Con-way had approximately 27,900 regular full-time employees. The approximate number of regular full-time employees by segment was as follows: Freight, 19,100; Logistics, 4,300; Truckload, 3,700; and Other, 800. The 800 employees included in the Other segment consist primarily of executive, technology, and administrative positions that support Con-way’s operating subsidiaries.

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

Regulation

Ground Transportation

The motor-carrier industry is subject to federal regulation by the Federal Motor Carrier Safety Administration (“FMCSA”), the Pipeline and Hazardous Materials Safety Agency (“PHMSA”), and the Surface Transportation

Board (“STB”), which are units of the U.S. Department of Transportation. The FMCSA publishes and enforces comprehensive trucking safety regulations and performs certain functions relating to motor-carrier registration, cargo and liability insurance, extension of credit to motor-carrier customers, and leasing of equipment by motor carriers from owner-operators. The PHMSA publishes and enforces regulations regarding the transportation of hazardous materials. The STB has authority to resolve certain types of pricing disputes and authorize certain types of intercarrier agreements.

In December 2010, the FMCSA launched the Compliance Safety Accountability (“CSA”) program in an effort to improve commercial truck and bus safety. A component of the CSA is the Safety Measurement System, which will analyze all safety-based violations to determine a commercial motor carrier’s safety performance. This new safety program will allow the FMCSA to identify carriers with safety-performance issues and intervene to address a carrier’s specific safety problems.

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

Hours of service (“HOS”) regulations establish the maximum number of hours that a commercial truck driver may work. In October 2009, the FMCSA agreed to reconsider, and potentially change, the current regulations governing HOS for commercial truck drivers. The FMCSA issued a proposed rule in December of 2010 and a final rule must be issued by July 2011. The current proposal will reduce the number hours a commercial truck driver may work during his or her work day. Because this is still a proposed rule, the details of the final rule remain uncertain. It is expected that implementation of the final HOS rule will not be required until sometime in 2012. Additionally, in January 2011, the FMCSA issued a proposed rule that would require all motor carriers to use electronic onboard recorders to monitor their drivers’ compliance with HOS requirements.

Environmental

Con-way’s operations involve the storage, handling and use of diesel fuel and other hazardous substances. Con-way is subject to laws and regulations that (1) govern activities or operations that may have adverse environmental effects such as discharges to air and water, and the handling and disposal practices for solid and hazardous waste, and (2) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals, or other releases of hazardous materials. Environmental liabilities relating to Con-way’s properties may be imposed regardless of whether Con-way leases or owns the properties in question and regardless of whether such environmental conditions were created by Con-way or by a prior owner or tenant, and also may be imposed with respect to properties that Con-way may have owned or leased in the past. Con-way has provided for its estimate of remediation costs at these sites.

Homeland Security

Con-way is subject to compliance with various cargo-security and transportation regulations issued by the Department of Homeland Security, including regulation by the Transportation Security Administration and the Bureau of Customs and Border Protection.

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

Business Interruption

Con-way and its business units rely on shared-service facilities that provide shared administrative and technology services. Con-way is dependent on its automated systems and technology to operate its businesses and to increase employee productivity. In 2010, Con-way outsourced a significant portion of its information-technology infrastructure function and a small portion of its administrative and accounting functions. Although Con-way and the third-party service providers collectively maintain backup systems and have disaster-recovery processes and procedures in place, a sustained interruption in the operation of these facilities, whether due to terrorist activities, earthquakes, floods, fires, transition to upgraded or replacement technology or any other reason, could have a material adverse effect on Con-way. Certain of the outsourced services are performed in developing countries and, as a result, may be subject to geopolitical uncertainty. A service provider’s failure to perform could have a material adverse effect on Con-way.

Capital Intensity

Two of Con-way’s primary businesses are capital-intensive. Con-way Freight and Con-way Truckload make significant investments in revenue equipment and Con-way Freight also makes significant investments in freight service centers. The amount and timing of capital investments depend on various factors, including anticipated volume levels, and the price and availability of appropriate-use property for service centers and newly manufactured tractors and diesel engines, which are subject to restrictive Environmental Protection Agency engine-design requirements. If anticipated service-center and/or fleet requirements differ materially from actual usage, Con-way’s capital-intensive business units may have too much or too little capacity. Con-way attempts to mitigate the risk associated with too much or too little revenue equipment capacity by adjusting capital expenditures and by utilizing short-term equipment rentals and sub-contracted operators in order to match capacity with business volumes. Con-way’s investments in revenue equipment and freight service centers depend on its ability to generate cash flow from operations and its access to credit and equity capital markets. A decline in the availability of these funding sources could adversely affect Con-way.

Capital Markets

Significant disruptions or volatility in the global capital markets may increase Con-way’s cost of borrowing or affect its ability to access credit and equity capital markets. Market conditions may affect Con-way’s ability to refinance indebtedness as and when it becomes due. In addition, changes in Con-way’s credit ratings could adversely affect its ability and cost to borrow funds. Con-way is unable to predict how conditions in the capital markets will affect its financial condition, results of operations or cash flows.

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

Defined Benefit Plans

Con-way maintains defined benefit plans, including pension plans and a postretirement medical plan. A decline in interest rates and/or lower returns on plan assets may cause increases in the expense of, and funding requirements for, Con-way’s defined benefit pension plans. In 2009, Con-way amended its primary defined benefit pension plan to permanently curtail benefits. Despite this change, Con-way’s defined benefit pension plans remain subject to volatility associated with interest rates, returns on plan assets, and funding requirements. In addition to being subject to volatility associated with interest rates, Con-way’s expense and obligation under its postretirement medical plan are also subject to trends in health-care costs. As a result, Con-way is unable to predict the financial-statement effect associated with the defined benefit pension plans and the postretirement medical plan.

Economic Cyclicality

Con-way’s operating results are affected, in large part, by cyclical conditions in its customers’ markets and in the U.S. and global economies. While economic conditions affect most companies, the transportation industry is cyclical and susceptible to trends in economic activity. When individuals and companies purchase and produce fewer goods, Con-way’s businesses transport fewer goods. In addition, Con-way Freight and Con-way Truckload are capital-intensive and Con-way Freight has a relatively high fixed-cost structure that is difficult to adjust to match shifting volume levels. Accordingly, any sustained weakness in demand or continued downturn or uncertainty in the economy generally would have an adverse effect on Con-way.

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

Concern over climate change has led to increased legislative and regulatory efforts to limit carbon dioxide and other greenhouse gas emissions. Even without such regulation, Con-way’s response to customer-led sustainability initiatives could lead to increased costs to implement additional efforts to reduce its emissions. Additionally, Con-way may experience reduced demand for its services if it does not comply with customers’ sustainability requirements. As a result, increased costs or loss of revenue resulting from sustainability initiatives could have an adverse effect on Con-way.

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

Self-Insurance Accruals

Con-way uses a combination of large-deductible purchased insurance and self-insurance programs to provide for the costs of employee medical, vehicular, cargo and workers’ compensation claims. Con-way’s estimated liability for self-retained insurance claims reflects certain actuarial assumptions and judgments, which are subject to a high degree of variability. Con-way periodically evaluates the level of insurance coverage and adjusts insurance levels based on risk tolerance and premium expense. An increase in the number or severity of self-insured claims or an increase in insurance premiums could have an adverse effect on Con-way.

The cost of medical claims is also affected by health-care reform legislation. In March 2010, the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act, was signed into law. Beginning in 2011, this health-care reform legislation is expected to increase the costs associated with providing benefits under postretirement medical plans and employee medical plans. Changes made to the design of Con-way’s medical plans have the potential to mitigate some of the cost impact of the provisions included in the legislation. Ultimately, the cost of providing benefits under medical plans is dependent on a variety of factors, including governmental laws and regulations, health-care cost trends, claims experience, and health-care decisions by plan participants. As a result, Con-way is unable to predict how the cost of providing benefits under medical plans will affect its financial condition, results of operations, or cash flows.

Other Factors

In addition to the risks identified above, Con-way’s annual and quarterly operating results are affected by a number of business, economic, regulatory and competitive factors, including:

•	increasing competition and pricing pressure;

•	the creditworthiness of Con-way’s customers and their ability to pay for services rendered;

•	the effect of litigation;

•	the possibility that Con-way may, from time to time, be required to record impairment charges for goodwill, intangible assets, and other long-lived assets;

•	the possibility of defaults under Con-way’s $325 million credit agreement and other debt instruments; and

•	labor matters, including labor-organizing activities, work stoppages or strikes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Con-way believes that its facilities are suitable and adequate, that they are being appropriately utilized and that they have sufficient capacity to meet current operational needs. Management continuously reviews anticipated requirements for facilities and may acquire additional facilities and/or dispose of existing facilities as appropriate.

Freight

At December 31, 2010, Con-way Freight operated 287 freight service centers, of which 146 were owned and 141 were leased. The service centers are strategically located to cover the geographic areas served by Con-way Freight and represent physical buildings and real property with dock, office and/or shop space. These facilities do not include meet-and-turn points, which generally represent small owned or leased real property with no physical structures. Con-way Freight’s owned service centers account for 70% of its door capacity. At December 31, 2010, Con-way Freight owned and operated approximately 9,100 tractors and 26,300 trailers, including tractors held under capital lease agreements. The headquarters for Con-way Freight are located in Ann Arbor, Michigan.

Logistics

At December 31, 2010, Menlo Worldwide Logistics operated 90 warehouses in North America, of which 63 were leased by Menlo Worldwide Logistics and 27 were leased or owned by clients of Menlo Worldwide Logistics. Outside of North America, Menlo Worldwide Logistics operated an additional 55 warehouses, of which 40 were leased by Menlo Worldwide Logistics and 15 were leased or owned by clients. Menlo Worldwide Logistics owns and operates a small fleet of tractors and trailers to support its operations, but primarily utilizes third-party transportation providers for the movement of customer shipments. The headquarters for Menlo Worldwide Logistics are located in San Mateo, California.

Truckload

At December 31, 2010, Con-way Truckload operated five owned terminals with bulk fuel, tractor and trailer parking, and in some cases, equipment maintenance and washing facilities. In addition, Con-way Truckload also utilizes various drop yards for temporary trailer storage throughout the United States. At December 31, 2010, Con-way Truckload owned and operated approximately 2,600 tractors and 8,100 trailers, including tractors held under capital lease agreements. The headquarters for Con-way Truckload are located in Joplin, Missouri.

Other

Principal properties of the Other segment included Con-way’s leased executive offices in San Mateo, California and Ann Arbor, Michigan and its owned shared-services center in Portland, Oregon. Road Systems owns and operates a manufacturing facility in Searcy, Arkansas.

ITEM 3.	LEGAL PROCEEDINGS

Certain legal proceedings of Con-way are discussed in Note 13, “Commitments and Contingencies,” of Item 8, “Financial Statements and Supplementary Data.”

ITEM 4.	[REMOVED AND RESERVED]

Executive Officers of the Registrant

The executive officers of Con-way, their ages at December 31, 2010, and their applicable business experience are as follows:

Douglas W. Stotlar, 50, president and chief executive officer of Con-way. Mr. Stotlar was named to his current position in April 2005. He is also currently serving as the interim president of Con-way Freight, a position which he assumed in August 2010. He previously served as president and chief executive officer of Con-way Freight and senior vice president of Con-way, a position he held from December 2004 to April 2005. Prior to this, he served as executive vice president and chief operating officer of Con-way Freight, a position he held since June 2002. From 1999 to 2002, he was executive vice president of operations for Con-way Freight. Prior to joining Con-way Freight’s corporate office, Mr. Stotlar served as vice president and general manager of Con-way’s expediting business. Mr. Stotlar joined Con-way Freight in 1985 as a freight operations supervisor. He subsequently advanced to management posts in Columbus, Ohio, and Fort Wayne, Indiana, where he was named regional manager. Mr. Stotlar earned his bachelor’s degree in transportation and logistics from The Ohio State University.

Stephen L. Bruffett, 46, executive vice president and chief financial officer of Con-way. Mr. Bruffett was named to his current position in September 2008, when he joined Con-way. Mr. Bruffett started his transportation industry career in 1992 as director of finance for American Freightways. Six years later, he joined YRC Worldwide as director of financial planning and analysis. Over the next ten years, he advanced through a series of positions with increasing responsibility, including management roles in finance and accounting, operations, investor relations, and sales and marketing. In 2007, he was named YRC Worldwide’s chief financial officer. Mr. Bruffett earned his bachelor’s degree in finance and banking from the University of Arkansas and holds a master’s degree in business administration from the University of Texas.

Jennifer W. Pileggi, 46, executive vice president, general counsel and corporate secretary of Con-way. Ms. Pileggi was named to her current position in December 2004. Ms. Pileggi joined Menlo Worldwide Logistics in 1996 as corporate counsel and was promoted to vice president in 1999 and to vice president of Menlo Worldwide LLC in 2003. Ms. Pileggi is a graduate of Yale University and New York University School of Law, where she achieved a juris doctorate degree. Ms. Pileggi is a member of the American Bar Association and the California State Bar Association.

Robert L. Bianco Jr., 46, president of Menlo Worldwide LLC and executive vice president of Con-way. Mr. Bianco was named executive vice president of Con-way in June 2005 and has served as the president of Menlo Worldwide Logistics since 2002. He joined Con-way in 1989 as a management trainee and joined Menlo Worldwide Logistics in 1992 as a logistics manager. He subsequently advanced to vice president of operations for Menlo Worldwide Logistics in 1997. He earned a bachelor’s degree in history from the University of California at Santa Barbara, and a master’s degree from the University of San Francisco.

Herbert J. Schmidt, 55, president of Con-way Truckload and executive vice president of Con-way. Mr. Schmidt joined Con-way in August 2007 when Con-way acquired the former Contract Freighters, Inc. (“CFI”). Mr. Schmidt was named president of CFI in 2000. After joining CFI in 1984, he held the positions of vice president of administration, vice president of safety, senior vice president of operations, and senior vice president of sales and marketing. Mr. Schmidt began his career in the transportation industry with United Parcel Service in operations and industrial engineering. Mr. Schmidt graduated from Missouri Southern State University with a bachelor’s degree in political science.

Kevin S. Coel, 52, senior vice president and corporate controller of Con-way. Mr. Coel joined Con-way in 1990 as Con-way’s corporate accounting manager. In 2000, he was named corporate controller, and in 2002, was promoted to vice president. Mr. Coel holds a bachelor’s degree in economics from the University of California at Davis and a master’s degree in business administration from San Jose State University. Mr. Coel is a Certified Public Accountant and a member of the American Institute of CPAs.

Leslie P. Lundberg, 53, senior vice president, human resources of Con-way. Ms. Lundberg joined Con-way in January 2006. Prior to joining Con-way, Ms. Lundberg was the executive director of compensation, benefits and human resource information systems for a division of Sun Microsystems, a position she held since 2003. Ms. Lundberg holds a bachelor’s degree in industrial psychology from the University of California, Berkeley, and a master’s degree in industrial labor relations from the University of Wisconsin, Madison.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Con-way’s common stock is listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “CNW.”

See Note 15, “Quarterly Financial Data,” of Item 8, “Financial Statements and Supplementary Data” for the range of common stock prices as reported on the NYSE and for the common stock dividends paid in 2010 and 2009. At January 31, 2011, Con-way had 6,469 common stockholders of record.

In May 2010, Con-way sold 4,300,000 shares of treasury stock in an underwritten public offering at a price of $35.00 per share. The principal underwriters were Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. The net proceeds of $143.3 million from the offering, after deducting the underwriting discount and direct costs, have been and will be used primarily for general corporate purposes, which may include, but are not limited to, working capital and capital expenditures.

Performance Graph

The following performance graph compares Con-way’s five-year cumulative return (assuming an initial investment of $100 and reinvestment of dividends), with the S&P Midcap 400 and Dow Jones Transportation average.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN*
Con-way Inc., S&P Midcap 400 Index, Dow Jones Transportation Average

Cumulative Total Return

	12/30/05	12/29/06	12/31/07	12/31/08	12/31/09	12/31/10
Con-way Inc.	$100.0	$79.4	$75.6	$48.9	$65.0	$69.0
S&P Midcap 400	$100.0	$109.0	$116.3	$72.9	$98.5	$122.9
DJ Transportation Average	$100.0	$108.7	$108.9	$84.3	$97.7	$121.7

*	Assumes $100 invested on December 30, 2005 in Con-way Inc., S&P Midcap 400 Index, and the Dow Jones Transportation Average Index and dividends were reinvested.

ITEM 6.	SELECTED FINANCIAL DATA

The following table includes selected financial and operating data for Con-way as of and for the five years ended December 31, 2010. This information should be read in conjunction with Item 7, “Management’s Discussion and Analysis,” and Item 8, “Financial Statements and Supplementary Data.”

Con-way Inc.

Five-Year Financial Summary

	2010	2009	2008	2007[a]	2006
	(Dollars in thousands except per share data)

Operating Results
Revenues	$4,952,000	$4,269,239	$5,036,817	$4,387,363	$4,221,478
Operating Income (Loss)[b]	78,170	(25,928)	192,622	264,453	401,828
Income (Loss) from Continuing Operations Before Income Tax Provision	16,557	(90,269)	134,917	242,646	392,309
Income Tax Provision[c]	12,572	17,478	69,494	88,871	119,978
Net Income (Loss) from Continuing Operations Applicable to Common Shareholders	3,985	(110,936)	58,635	146,815	265,177
Net Income (Loss) Applicable to Common Shareholders	3,985	(110,936)	66,961	145,952	258,978
Per Common Share
Basic Earnings (Loss)
Net Income (Loss) from Continuing Operations	$0.08	$(2.33)	$1.29	$3.24	$5.42
Net Income (Loss) Applicable to Common Shareholders	0.08	(2.33)	1.47	3.22	5.29
Diluted Earnings (Loss)
Net Income (Loss) from Continuing Operations	0.07	(2.33)	1.23	3.06	5.09
Net Income (Loss) Applicable to Common Shareholders	0.07	(2.33)	1.40	3.04	4.98
Cash Dividends	0.40	0.40	0.40	0.40	0.40
Common Shareholders’ Equity	14.94	13.95	12.13	18.68	14.65
Market Price
High	40.34	48.32	55.00	57.81	61.87
Low	26.15	12.99	20.03	38.05	42.09
Weighted-Average Common Shares Outstanding
Basic	52,507,320	47,525,862	45,427,317	45,318,740	48,962,382
Diluted	53,169,299	47,525,862	48,619,292	48,327,784	52,280,341
Financial Position
Cash and cash equivalents	$421,420	$476,575	$278,253	$176,298	$260,039
Total assets	2,943,732	2,896,217	3,071,707	3,009,308	2,291,042
Long-term debt, guarantees and capital leases	793,950	760,789	926,224	955,722	557,723
Other Data at Year-End
Number of shareholders	6,481	6,745	7,016	7,410	7,041
Approximate number of regular full-time employees	27,900	27,400	26,600	27,100	21,800

[a]	Effective in August 2007, Con-way acquired Contract Freighters, Inc. and affiliated companies (collectively, “CFI”). CFI’s operating results are included only for periods subsequent to the acquisition.

[b]	The comparability of Con-way’s consolidated operating income (loss) was affected by the following:

•	Charge of $19.2 million in 2010 for the impairment of goodwill and other intangible assets at Menlo Worldwide Logistics.

•	Charge of $134.8 million in 2009 for the impairment of goodwill at Con-way Truckload.

•	Charges of $23.9 million in 2008 and $13.2 million in 2007 related to restructuring activities at Con-way Freight.

•	Charge of $37.8 million in 2008 for the impairment of goodwill and other intangible assets at Menlo Worldwide Logistics.

•	Gain of $41.0 million in 2006 from the sale of Con-way’s membership interest in Vector SCM, LLC, a joint venture formed with General Motors.

[c]	The comparability of Con-way’s income tax provision was affected by the following:

•	2010 reflects a non-deductible goodwill impairment charge at Menlo Worldwide Logistics.

•	2009 reflects a non-deductible goodwill impairment charge at Con-way Truckload.

•	2008 reflects a non-deductible goodwill impairment charge and write-down of an acquisition-related receivable at Menlo Worldwide Logistics.

•	2006 reflects tax benefits of $12.1 million related to the settlement with the IRS of previous tax filings and $17.7 million from the utilization of capital-loss carryforwards.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Business

Con-way provides transportation, logistics and supply-chain management services for a wide range of manufacturing, industrial and retail customers. Con-way’s business units operate in regional and transcontinental less-than-truckload and full-truckload freight transportation, contract logistics and supply-chain management, multimodal freight brokerage, and trailer manufacturing. For financial reporting purposes, Con-way is divided into four reporting segments: Freight, Logistics, Truckload and Other.

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

Continuing Operations

	2010	2009	2008
	(Dollars in thousands except per share amounts)

Revenues	$4,952,000	$4,269,239	$5,036,817
Costs and expenses
Other costs and expenses	4,849,659	4,157,501	4,782,526
Loss from impairment of goodwill and other intangible assets	19,181	134,813	37,796
Restructuring charges	4,990	2,853	23,873

	4,873,830	4,295,167	4,844,195
Operating income (loss)	78,170	(25,928)	192,622
Other non-operating expense	61,613	64,341	57,705

Income (loss) from continuing operations before income tax provision	16,557	(90,269)	134,917
Income tax provision	12,572	17,478	69,494

Income (loss) from continuing operations	3,985	(107,747)	65,423
Preferred stock dividends	—	3,189	6,788

Net income (loss) from continuing operations applicable to common shareholders	$3,985	$(110,936)	$58,635

Diluted earnings (loss) per share	$0.07	$(2.33)	$1.23
Operating margin	1.6%	(0.6)%	3.8%

Overview

2010 Compared to 2009

Con-way’s consolidated revenue of $5.0 billion in 2010 increased 16.0% from $4.3 billion in 2009, due primarily to increased revenue at Freight and Logistics.

Con-way’s operating results consisted of operating income of $78.2 million in 2010 compared to an operating loss of $25.9 million in 2009. The comparative periods include goodwill and intangible asset impairment charges at Logistics in 2010 and a goodwill impairment charge at Truckload in 2009. Excluding the impairment charges in both years, consolidated operating income in 2010 declined due primarily to the net effect of lower operating income at Freight, partially offset by improved operating results at Logistics. Lower operating income at Freight reflects weak industry pricing and higher costs, while higher operating income at Logistics was due to improved margins on higher revenue.

Other non-operating expense declined $2.7 million due primarily to a $5.4 million decline in interest expense which reflects the net effect of various financing transactions. These transactions include the second-quarter repayment of the $200.0 million outstanding under Con-way’s 8 7/8% Notes due 2010 and capital-lease transactions entered into during the fourth quarter of 2009 and the second and fourth quarters of 2010. Other non-operating expense also reflects lower interest income from lower rates earned on Con-way’s cash-equivalent investments and marketable securities and a $1.7 million increase in other miscellaneous expenses, which include increased costs associated with Con-way’s $325 million revolving credit facility entered into in November 2010.

Con-way’s tax provision was adversely affected in both periods by the non-deductible goodwill-impairment charges. Excluding the effect of the non-deductible goodwill impairment charges and various discrete tax adjustments, the effective tax rate was 39.0% in 2010 and 40.8% in 2009.

2009 Compared to 2008

Con-way’s consolidated revenue of $4.3 billion in 2009 declined 15.2% from $5.0 billion in 2008 due to lower revenue from all reporting segments, reflecting difficult economic conditions and competitive industry pricing.

Con-way’s operating results consisted of an operating loss of $25.9 million in 2009 compared to operating income of $192.6 million in 2008. The comparative periods include a goodwill impairment charge at Truckload in 2009, impairment charges at Logistics in 2008, and restructuring charges in both years. Excluding the impairment and restructuring charges, consolidated operating income in 2009 declined due primarily to the net effect of lower operating income at Freight and Truckload partially offset by improved operating results at Logistics. For the comparative periods presented, the effects of adverse industry and economic conditions were partially mitigated by the cost-reduction measures described below.

Other non-operating expense increased $6.6 million due in part to a $3.3 million decline in investment income, which reflects lower interest rates earned on Con-way’s cash-equivalent investments and marketable securities. Other non-operating expense also reflects a $1.5 million increase in interest expense and a $1.8 million increase in other miscellaneous expenses, which primarily reflect variations in foreign-exchange gains and losses.

Con-way’s tax provision was adversely affected in both periods by the non-deductible goodwill-impairment charges.

Cost-Reduction Actions

In response to economic conditions, in March 2009 Con-way announced several employee-related measures to reduce costs and conserve cash, as detailed in Note 11, “Employee Benefit Plans,” of Item 8, “Financial Statements and Supplementary Data.” Effective in January 2010, Con-way restored one-half of the salary and wage reductions, and effective in April 2010, Con-way reinstated the compensated-absences benefits. Con-way restored the remaining one-half of salary and wage reductions effective in January 2011. If Con-way Freight attains a minimum operating ratio of 95.0% (also known as an operating margin of 5.0%) for two consecutive quarters, Con-way will prospectively reinstate the “basic” and “transition” contributions to the defined contribution retirement plan to their prior levels. Any future merit-based pay increases for those companies that instituted salary and wage reductions, and the reinstatement of Con-way’s “matching” contributions to the defined contribution retirement plan are based on a number of factors and are not currently subject to specified financial metrics.

The table below compares the estimated cost savings from employee-related cost-reduction measures. The predominant amount of the reported cost savings relate to the Freight segment. Actual results may differ from the estimated amounts depending on factors such as employee count and turnover and assumptions related to employee retirement plan contributions.

	2010	2009
	(Dollars in millions)

Salaries and wages	$29	$41
Compensated absences	15	47
Defined contribution plan
Matching	34	22
Basic and transition	22	12

Total estimated cost savings	$100	$122

Reporting Segment Review

For the discussion and analysis of segment operating results, management utilizes revenue before inter-segment eliminations. Management believes that revenue before inter-segment eliminations, combined with the detailed operating expense information, provides the most meaningful analysis of segment results. Revenue before inter-segment eliminations is reconciled to revenue from external customers in Note 14, “Segment Reporting,” of Item 8, “Financial Statements and Supplementary Data.”

Freight

The following table compares operating results, operating margins, and the percentage change in selected operating statistics of the Freight reporting segment for the years ended December 31:

	2010	2009	2008
	(Dollars in thousands)

Revenue before inter-segment eliminations	$3,075,064	$2,623,989	$3,071,015
Salaries, wages and employee benefits	1,492,512	1,316,306	1,447,813
Purchased transportation	510,406	402,463	391,584
Other operating expenses	458,603	405,286	442,493
Fuel and fuel-related taxes	316,627	227,655	362,946
Depreciation and amortization	101,391	106,733	116,715
Maintenance	88,025	76,710	84,345
Rents and leases	49,218	32,749	33,849
Purchased labor	29,374	5,336	2,228
Restructuring charges	—	(507)	23,873

Total operating expenses	3,046,156	2,572,731	2,905,846

Operating income	$28,908	$51,258	$165,169

Operating margin	0.9%	2.0%	5.4%

	2010 vs. 2009	2009 vs. 2008

Selected Operating Statistics
Weight per day	+16.7%	+1.1%
Revenue per hundredweight (“yield”)	+0.1	-16.2
Shipments per day (“volume”)	+8.5	+0.1
Weight per shipment	+7.5	+1.0

2010 Compared to 2009

Freight’s revenue in 2010 increased 17.2% from 2009 due to a 16.7% increase in weight per day and a 0.1% increase in yield. The 16.7% increase in weight per day reflects an 8.5% increase in shipments per day and a 7.5% increase in weight per shipment. In 2010, yield benefited from an increase in fuel-surcharge revenue but was adversely affected by decreases in base freight rates and the increase in weight per shipment. Excluding fuel surcharges, yield decreased 2.8% in 2010. Fuel-surcharge revenue increased to 13.2% of revenue in 2010 from 10.5% in 2009.

Despite a relatively flat year-over-year change, Freight’s yield in the third and fourth quarter of 2010 increased 3.1% and 7.1%, respectively, from the same prior-year periods. Con-way Freight’s management believes that these positive comparisons were due in part to sales and pricing initiatives that increased base freight rates while moderating the amount of freight transported and to improved pricing conditions in the less-than-truckload market. Weight per day increased 8.7% in the third quarter of 2010 when compared to the prior-year period, but decreased 1.3% in the fourth quarter of 2010 when compared to the prior-year period.

In 2010, Freight’s operating income decreased 43.6% from 2009 due primarily to increased costs. Operating results in 2010 and 2009 benefited from the cost-reduction measures announced in March 2009; however, the comparative impact varied due to the timing of implementation and the partial reinstatement in 2010 of certain benefits curtailed under the cost-reductions measures. Results in 2010 were adversely affected by $5.1 million of expense for employee severance and the planned consolidation of Con-way’s executive offices under which Freight was allocated a portion of the restructuring charges. In 2009, Freight’s operating results were adversely affected by a change in accounting estimate for revenue adjustments, which lowered Freight’s revenue and operating income by $5.4 million.

Expenses for salaries, wages and employee benefits increased 13.4% from 2009. In 2010, salaries and wages increased 11.4% due primarily to a higher average employee count in response to increased shipment volumes and to the partial reinstatement of the salary and wage reductions. Employee benefits expense increased 17.5% in 2010 due primarily to higher expenses for compensated absences, which increased $37.2 million. The increase in expense for compensated absences was primarily due to the resumption of these benefits effective in April 2010. Employee benefit cost increases in 2010 also reflect higher expenses for workers’ compensation claims and payroll taxes, partially offset by a decrease in the expense for defined benefit and defined contribution retirement plans. Cost-reduction measures pertaining to the defined contribution plan remain in effect since their implementation in April 2009.

Purchased transportation expense increased 26.8% in 2010, reflecting an increase in freight transported by third-party providers and fuel-related rate increases.

In 2010, other operating expenses increased 13.2% due primarily to increases in cargo-related self-insurance costs, administrative corporate allocations and other volume-related operating costs. Increased administrative corporate allocations include expense allocated to the Freight segment in connection with the planned consolidation of Con-way’s executive offices.

Expenses for fuel and fuel-related taxes increased 39.1% due primarily to the increase in the cost per gallon of diesel fuel and increased fuel consumption due to increased shipment volumes.

In 2010, expenses for rents and leases increased 50.3%, maintenance expense increased 14.8% and purchased labor increased $24.0 million due primarily to increased business volumes, particularly in the first half of the year. Increased costs for maintenance expense in 2010 also reflect an increase in the average age of the tractor and trailer fleets.

2009 Compared to 2008

In 2009, Freight’s revenue declined 14.6% from 2008 due to a 16.2% decrease in yield and a 1-day decline in the number of working days, partially offset by a 1.1% increase in weight per day. The decline in yield was due primarily to decreases in fuel surcharges, base freight rates and an increase in weight per shipment. The decline in base freight rates reflected a competitive pricing environment primarily resulting from excess capacity in the less-than-truckload market and adverse economic conditions.

Yields were adversely affected by declines in fuel prices, which contributed to lower fuel-surcharge revenue. Excluding fuel surcharges, yields in 2009 decreased 8.7%. Freight’s fuel-surcharge revenue decreased to 10.5% of revenue in 2009 from 18.4% in 2008. Due to the market conditions noted above, the declines in fuel-surcharge revenue were not offset by equivalent increases in base freight-rate revenue. Since its fuel-surcharge program has historically enabled Freight to more than recover increases in fuel costs and fuel-related increases in purchased transportation, these declines in fuel-surcharge revenue had an adverse effect on operating results.

Freight’s operating income in 2009 decreased 69.0% when compared to 2008, due primarily to lower yields. For the periods presented, comparative operating results were affected by cost-reduction measures, restructuring activities and a change in accounting estimate. In 2009, the cost-reduction measures reduced approximately $110 million of costs related to salaries, wages and employee benefits, as more fully discussed below. In connection with its restructuring activities, Freight recognized $0.5 million of net adjustments that reduced expense in 2009, compared to $23.9 million of expense in 2008. For additional information concerning Freight’s restructuring activities, see Note 3, “Restructuring Activities,” of Item 8, “Financial Statements and Supplementary Data.” In

2009, a change in the accounting estimate for revenue adjustments lowered Freight’s revenue and operating income by $5.4 million.

Expenses for salaries, wages and employee benefits declined 9.1% in 2009. Employee benefits expense decreased 20.5% due to lower expense for compensated absences, the defined contribution retirement plan, and workers’ compensation claims, partially offset by increased pension expense for defined benefit pension plans. Salaries and wages in 2009 decreased 3.6% due to lower average employee counts and the cost-reduction measures.

In 2009, purchased transportation expense increased 2.8% due to an increase in freight transported by third-party providers, partially offset by fuel-related rate decreases and lower negotiated base rates.

Other operating expenses decreased 8.4% in 2009, reflecting decreased administrative corporate allocations. Lower corporate allocations in 2009 were due in part to the employee-related cost-reduction measures that were partially offset by allocated costs related to a corporate administrative-outsourcing initiative.

In 2009, expenses for fuel and fuel-related taxes decreased 37.3% compared to 2008 due primarily to the decline in the cost per gallon of diesel fuel.

Depreciation and amortization expense declined 8.6% in 2009 due primarily to a change in the estimated useful life for most of Freight’s tractor fleet, which lowered depreciation expense by $11.1 million in 2009.

Logistics

The table below compares operating results and operating margins of the Logistics reporting segment. The table summarizes Logistics’ revenue as well as net revenue (revenue less purchased transportation expense). Carrier-management revenue is attributable to contracts for which Menlo Worldwide Logistics manages the transportation of freight but subcontracts to third parties the actual transportation and delivery of products, which Menlo Worldwide Logistics refers to as purchased transportation. Menlo Worldwide Logistics’ management places emphasis on net revenue as a meaningful measure of the relative importance of its principal services since revenue earned on most carrier-management services includes the third-party carriers’ charges to Menlo Worldwide Logistics for transporting the shipments. The table also includes operating income and operating margin excluding the loss from impairment of goodwill and intangible assets. Management believes these measures are relevant to evaluate its on-going operations.

	2010	2009	2008
	(Dollars in thousands)

Revenue before inter-segment eliminations	$1,477,988	$1,331,894	$1,511,979
Purchased transportation expense	(906,389)	(811,712)	(1,001,775)

Net revenue	571,599	520,182	510,204
Salaries, wages and employee benefits	218,126	200,433	185,735
Fuel and fuel-related taxes	846	1,411	1,666
Other operating expenses	148,174	151,447	168,586
Depreciation and amortization	12,226	12,402	13,984
Maintenance	2,617	2,752	2,874
Rents and leases	63,692	63,089	55,883
Purchased labor	80,462	60,420	67,363
Loss from impairment of goodwill and other intangible assets	19,181	—	37,796

Total operating expenses excluding purchased transportation	545,324	491,954	533,887

Operating income (loss)	$26,275	$28,228	$(23,683)

	2010	2009	2008
	(Dollars in thousands)

Operating income excluding impairments	$45,456	$28,228	$14,113
Operating margin on revenue	1.8%	2.1%	(1.6)%
Operating margin on net revenue	4.6%	5.4%	(4.6)%
Operating margin on revenue excluding impairments	3.1%	2.1%	0.9%
Operating margin on net revenue excluding impairments	8.0%	5.4%	2.8%

2010 Compared to 2009

In 2010, Logistics’ revenue increased 11.0% due to increases in revenue from both carrier-management and warehouse-management services. In 2010, revenue from carrier-management services increased 11.1%, while revenue from warehouse-management services increased 10.6%. Higher revenue from carrier-management services was due primarily to revenue from a government contract, which was in an implementation phase during 2009, partially offset by lower revenue as the result of changes to certain customer and carrier contracts. Increased revenue from warehouse-management services was due to contributions from new customers and growth at existing customers.

Logistics’ net revenue in 2010 increased 9.9%, as revenue growth was partially offset by purchased transportation expense that grew at a faster rate than revenue. Purchased transportation expense increased 11.7% in 2010 due primarily to increased carrier-management volumes.

In 2010, Logistics’ operating income decreased 6.9%. Operating results in 2010 were adversely affected by a $16.4 million goodwill-impairment charge and a $2.8 million charge for the impairment of a customer-relationship intangible asset, as more fully discussed in Note 2, “Goodwill and Intangible Assets,” of Item 8, “Financial Statements and Supplementary Data.” Excluding the impairment charges, Logistics’ operating income in 2010 increased $17.2 million due primarily to increases in net revenue and improved margins on both warehouse-management and carrier-management services. Menlo Worldwide Logistics’ management believes that improved margins on warehouse-management services reflect cost-control measures, while improved margins on carrier-management services were due largely to the recognition of revenue under performance-based arrangements. Under performance-based arrangements, revenue is recognized upon the achievement of contractually specified performance measures typically without an associated increase in operating expenses. The level of achievement, if any, relating to these performance measures varies each reporting period.

Salaries, wages and employee benefits increased 8.8% in 2010. Salaries and wages rose 8.2% due to salary and wage rate increases and headcount growth due to new customer contracts. Variable compensation expense increased $2.7 million or 17.1% in 2010 based on variations in performance measures relative to variable-compensation plan targets. Employee benefits expense increased 7.9% in 2010, due primarily to increased expenses for compensated absences, employee medical and workers’ compensation claims. The increase in expenses for compensated absences was due in part to the reinstatement of these benefits in April 2010 to their prior levels, while higher expenses for employee medical and workers’ compensation claims reflects increases in the number and severity of claims.

Purchased labor expense increased 33.2% in 2010 due to increased warehouse-management volumes.

2009 Compared to 2008

In 2009, Logistics’ revenue decreased 11.9% due to a 16.6% decline in revenue from carrier-management services, partially offset by a 1.8% increase in revenue from warehouse-management services. Lower revenue from carrier-management services primarily reflects a decline in fuel-surcharge revenue and changes to certain carrier and customer contracts. Revenue also reflects an increase in revenue from a government contract, which was in an implementation phase during 2009 and 2008.

Logistics’ net revenue in 2009 increased 2.0% due to an increase in revenue from warehouse-management services and purchased transportation expense that declined at a higher rate than revenue from carrier-management services. Purchased transportation expense declined 19.0% in 2009 due primarily to fuel-related rate decreases and changes to certain carrier and customer contracts.

Logistics earned operating income of $28.2 million in 2009 and reported an operating loss of $23.7 million in 2008. Logistics’ operating loss in 2008 was attributed to the companies it acquired in the second half of 2007, which reflect charges of $31.8 million for goodwill impairment, $6.0 million for the impairment of a customer-relationship intangible asset, $4.9 million for the write-down of an acquisition-related receivable, and $4.2 million for integration and other costs. Excluding the loss from impairment of goodwill and intangible assets in 2008, Logistics’ operating income in 2009 doubled from 2008, reflecting improved margins on both warehouse-management and carrier-management services. Improved margins on carrier-management services were due largely to the recognition of revenue under performance-based arrangements. Additionally, comparative operating results in 2009 benefited from the earlier-mentioned acquisition and integration costs and the cost-reduction measures.

Salaries, wages and employee benefits increased 7.9% in 2009, reflecting an increase in variable compensation and higher costs for employee benefits. In 2009, variable compensation increased $11.7 million based on variations in performance measures relative to compensation-plan targets. Employee benefits expense increased 7.7%, due primarily to increased expenses related to Con-way’s defined benefit pension plan and share-based compensation awards, partially offset by lower expenses related to the defined contribution retirement plan and compensated absences, which reflect cost-reduction measures.

Expenses for rents and leases increased 12.9% in 2009 due primarily to the addition of new warehouse-management services customers and a transaction in which two of Logistics’ warehouses were sold and leased back in June 2008. Purchased labor expense decreased 10.3% due primarily to efficiency initiatives at Logistics-managed warehouses.

In 2009, other operating expenses declined 10.2% due primarily to lower administrative corporate allocations and a decrease in expense for uncollectible accounts.

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

	2010	2009	2008
	(Dollars in thousands)

Freight revenue	$459,748	$486,944	$492,930
Fuel-surcharge revenue	94,175	62,826	159,548
Other revenue	15,818	14,301	13,239

Revenue before inter-segment eliminations	569,741	564,071	665,717
Salaries, wages and employee benefits	212,311	225,934	222,077
Purchased transportation	24,384	23,342	29,690
Other operating expenses	65,696	68,575	63,490
Fuel and fuel-related taxes	147,225	129,824	209,879
Depreciation and amortization	64,109	58,891	61,831
Maintenance	32,910	27,172	23,373
Rents and leases	996	826	1,045
Purchased labor	1,266	1,665	1,937
Loss from impairment of goodwill and other intangible assets	—	134,813	—

Total operating expenses	548,897	671,042	613,322

Operating income (loss)	$20,844	$(106,971)	$52,395

	2010	2009	2008
	(Dollars in thousands)

Operating income excluding impairment	$20,844	$27,842	$52,395
Operating margin	3.7%	(19.0)%	7.9%
Operating margin excluding impairment	3.7%	4.9%	7.9%

	2010 vs. 2009	2009 vs. 2008

Selected Operating Statistics
Loaded miles	-7.4%	+0.2%
Freight revenue per loaded mile	+2.0	-1.4

2010 Compared to 2009

In 2010, Truckload’s revenue increased 1.0% from 2009, due primarily to a 49.9% increase in fuel-surcharge revenue, partially offset by a 5.6% decrease in freight revenue. The 5.6% decrease in freight revenue reflects a 7.4% decline in loaded miles, partially offset by a 2.0% increase in revenue per mile.

Higher fuel-surcharge revenue was due primarily to higher fuel prices in 2010 compared to 2009. The decrease in loaded miles reflects a smaller fleet and a planned reduction in the amount of services Truckload provided to Freight. Revenue per mile increased as the decrease in services provided to Freight allowed Truckload to take advantage of improved truckload pricing with external customers. The redeployment of equipment to serve external customers caused some deterioration in asset utilization in 2010, as revenue per tractor declined 1.2%.

In 2010, Truckload earned operating income of $20.8 million and reported an operating loss of $107.0 million in 2009. Truckload’s loss in 2009 was due to a goodwill-impairment charge of $134.8 million, as more fully discussed in Note 2, “Goodwill and Intangible Assets,” of Item 8, “Financial Statements and Supplementary Data.” Excluding the charge, operating income in 2010 decreased 25.1% from 2009, reflecting higher operating expenses.

Salaries, wages and employee benefits decreased 6.0% in 2010, reflecting decreases in salaries and wages and lower costs for employee benefits, partially offset by an increase in expense for variable compensation. Salaries and wages decreased 6.5% due primarily to a decrease in miles driven. Employee benefits expense decreased 8.0% in 2010, primarily reflecting a decline in expense for self-insured workers’ compensation claims.

Other operating expenses decreased 4.2% in 2010, primarily reflecting a decline in losses on asset dispositions and a $2.4 million charge in 2009 to write down a tax-related receivable, partially offset by an $8.7 million increase in vehicular self-insurance expense that was due to increases in the severity and number of claims. Expense in 2009 included losses on asset dispositions of $7.6 million.

Expenses for fuel and fuel-related taxes increased 13.4% in 2010 due primarily to a higher fuel cost per gallon, partially offset by a decrease in miles driven.

Depreciation and amortization expense increased 8.9% in 2010 due primarily to an increase in depreciation expense on tractors. In 2010, Truckload changed the estimated useful lives and estimated salvage values of Truckload tractors, as more fully discussed in Note 1, “Principal Accounting Policies,” of Item 8, “Financial Statements and Supplementary Data.”

In 2010, maintenance expense increased 21.1% from 2009 due to an increase in the average age of the tractor fleet, which resulted in an increase in repairs not covered under manufacturers’ warranties.

2009 Compared to 2008

In 2009, Truckload’s revenue decreased 15.3% from 2008, primarily reflecting a 60.6% decline in fuel-surcharge revenue and a 1.2% decline in freight revenue. Lower fuel-surcharge revenue was due primarily to lower fuel prices in 2009 compared to 2008. Lower freight revenue reflects a 1.4% decline in revenue per mile partially offset by a 0.2% increase in loaded miles. The decline in revenue per mile was primarily the result of difficult industry and economic conditions characterized by decreased demand for truckload services and excess capacity in the truckload market.

Truckload’s operating loss of $107.0 million in 2009 primarily reflects a $134.8 million charge for goodwill impairment. Excluding the impairment charge, Truckload’s operating income in 2009 declined 46.9% due primarily to lower revenue, particularly fuel-surcharge revenue, which declined at a faster rate than expenses for fuel and fuel-related taxes.

In 2009, expenses for salaries, wages and employee benefits increased 1.7% from 2008, primarily reflecting an increase in employee benefits expense. Employee benefits expense in 2009 increased 13.7% due primarily to an increase in severity and frequency of workers’ compensation claims. Increased employee benefits expense was partially offset by lower expenses for salaries and wages, and variable compensation.

Purchased transportation decreased 21.4% in 2009 due to lower utilization of contract drivers and fuel-related rate declines.

Other operating expenses increased 8.0% in 2009 due primarily to higher administrative corporate allocations, losses of $7.6 million on the disposition of equipment and a $2.4 million charge to write down a tax-related receivable, partially offset by lower employee costs for driver recruitment and an 18.3% decline in vehicular self-insurance expense. Higher corporate allocations were due in part to an increase in the percentage of corporate costs allocated to Truckload. Lower employee costs for driver recruitment were due to a reduction in fleet capacity and an improved driver retention rate. The decline in vehicular self-insurance expense resulted from beneficial loss development of prior-year claims.

Expenses for fuel and fuel-related taxes declined 38.1% in 2009 due primarily to lower fuel cost per gallon.

Maintenance expense increased 16.3% in 2009 due primarily to an increase in the average age of the tractor fleet, which resulted in an increase in repairs not covered under manufacturers’ warranties.

Other

The Other reporting segment consists of the operating results of Road Systems, a trailer manufacturer, and certain corporate activities for which the related income or expense has not been allocated to other reporting segments. Results in 2008 included expenses related to a variable executive-compensation plan that promoted synergistic inter-segment activities. The table below summarizes the operating results for the Other reporting segment:

	2010	2009	2008
	(Dollars in thousands)

Revenues
Road Systems	$52,890	$20,442	$47,041

Operating Income (Loss)
Road Systems	$(112)	$(1,920)	$775
Unallocated corporate operating income (loss)
Reinsurance activities	3,567	3,545	1,231
Corporate properties	(1,248)	(485)	(631)
Variable executive compensation	—	—	(2,616)
Other	(64)	417	(18)

	$2,143	$1,557	$(1,259)

Variations in Road Systems’ revenue reflect the number of trailers manufactured or refurbished for Con-way Freight and Con-way Truckload.

Discontinued Operations

Net income (loss) applicable to common shareholders includes the results of discontinued operations, which related primarily to the shut-down of Emery Worldwide Airlines, Inc. in 2001, as more fully discussed in Note 4, “Discontinued Operations,” of Item 8, “Financial Statements and Supplementary Data.” For the periods presented, results of discontinued operations consisted of an $8.3 million ($0.17 per diluted share) gain from disposal in 2008.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $421.4 million at December 31, 2010 from $476.6 million at December 31, 2009, as $161.1 million used in investing activities and $79.0 million used in financing activities exceeded $184.9 million provided by operating activities. Cash used in investing activities primarily reflects capital expenditures. Cash used in financing activities primarily reflects the net effect of debt repayment and proceeds from the issuance of common stock. Cash provided by operating activities came primarily from net income after adjustment for non-cash items.

	2010	2009	2008
	(Dollars in thousands)

Operating Activities
Net income (loss)	$3,985	$(107,747)	$73,749
Discontinued operations	—	—	(8,326)
Non-cash adjustments(1)	310,849	382,338	320,487
Changes in assets and liabilities	(129,962)	2,061	(84,744)

Net Cash Provided by Operating Activities	184,872	276,652	301,166

Net Cash Used in Investing Activities	(161,064)	(40,678)	(172,942)

Net Cash Used in Financing Activities	(78,963)	(37,818)	(35,376)

Net Cash Provided by (Used in) Continuing Operations	(55,155)	198,156	92,848
Net Cash Provided by Discontinued Operations	—	166	9,107

Increase (Decrease) in Cash and Cash Equivalents	$(55,155)	$198,322	$101,955

(1)	“Non-cash adjustments” refer to depreciation, amortization, impairment charges, restructuring activities, deferred income taxes, provision for uncollectible accounts and other non-cash income and expenses.

Continuing Operations

Operating Activities

The most significant items affecting the comparison of Con-way’s operating cash flows for the periods presented are summarized below:

2010 Compared to 2009

In 2010, net income, excluding non-cash adjustments, increased $40.2 million from 2009. Changes in receivables, employee benefits and accrued income taxes decreased operating cash flow in 2010 when compared to the prior year, while changes in self-insurance accruals, accounts payable and accrued liabilities (excluding variable compensation and employee benefits) increased operating cash flow.

In 2010, receivables used $61.3 million due primarily to increased trade accounts receivable resulting from increased revenue. In 2009, receivables provided $9.2 million due primarily to decreased trade accounts receivable at the Logistics segment partially offset by increased trade accounts receivable at the Freight segment.

Employee benefits used $67.6 million in 2010, compared to $0.3 million provided in the prior year due primarily to an increase in funding contributions. In 2010, Con-way contributed $93.8 million to its qualified pension plans, compared to $17.3 million in 2009. The level of Con-way’s annual contributions to its qualified pension plans is subject to variations in interest rates, asset returns, Pension Protection Act (“PPA”) requirements and other factors.

In 2010, accrued income taxes used $39.6 million, compared to $21.2 million provided in 2009, reflecting variations in Con-way’s current and deferred income tax provisions.

The change in self-insurance accruals provided $30.5 million in 2010, compared to $2.4 million used in 2009. The cash provided in 2010 was due primarily to increases in the liabilities for workers compensation and vehicular claims.

Accounts payable provided $31.9 million in 2010, compared to $2.0 million provided in 2009. The increase in accounts payable reflected the increasing business volumes during 2010, particularly at the Truckload and Freight segments.

Changes in accrued liabilities used $20.5 million in 2010, compared to $41.8 million used in 2009, due primarily to changes in the liability for compensated absences. In 2010, the liability for compensated absences increased as a result of the reinstatement of compensated-absences benefits at the Freight and Logistics segments.

2009 Compared to 2008

In 2009, net income, excluding discontinued operations and non-cash adjustments, decreased $111.3 million from 2008. Changes in employee benefits, accrued income taxes, receivables and accrued variable compensation increased operating cash flow in 2009 when compared to the prior year, but were partially offset by a decrease in operating cash flow associated with accrued liabilities (excluding variable compensation and employee benefits).

In 2009, employee benefits provided $0.3 million compared to $41.4 million used in 2008. The variation in employee benefits reflects the recognition of net periodic benefit expense for qualified pension plans in 2009, compared to net periodic benefit income earned in 2008. The cash flows associated with the qualified pension plans also reflect funding contributions of $17.3 million and $10.0 million in 2009 and 2008, respectively. Employee benefits cash flows also reflect a change in the funding method for contributions to the defined contribution retirement plan, as detailed in Note 11, “Employee Benefit Plans,” of Item 8, “Financial Statements and Supplementary Data.”

Accrued income taxes provided $21.2 million in 2009, compared to $19.2 million used in 2008, reflecting variations in Con-way’s current income tax provision, as well as variations in income tax refunds and payments. In 2009, Con-way received $10.2 million of net income tax refunds, and in 2008, Con-way made net income tax payments of $46.7 million.

Receivables provided $9.2 million in 2009, compared to $26.5 million used in 2008 due primarily to decreased trade accounts receivable at the Logistics segment partially offset by increased trade accounts receivable at the Freight segment.

The change in accrued variable compensation provided $4.6 million in 2009, compared to $19.7 million used in 2008. Changes in accrued variable compensation primarily reflect lower payments in 2009 compared to 2008 due in part to changes in Con-way’s payment schedule. For the 2009 award year, Con-way paid variable compensation in the February following the award year. Prior to the change, partial payments were made in December of the award year and in February of the following year.

Changes in accrued liabilities used $41.8 million in 2009, compared to $22.2 million provided in 2008, due primarily to changes in the liability for compensated absences. In 2009, the liability for compensated absences decreased as a result of cost-reduction measures that reduced compensated-absences benefits. Cash provided by changes in accrued liabilities in 2008 reflects an increase in accrued interest on the 7.25% Senior Notes issued in December 2007.

Investing Activities

The most significant items affecting the comparison of Con-way’s investing cash flows for the periods presented are summarized below:

In 2010, capital expenditures were $186.5 million, compared with $68.2 million in 2009 and $234.4 million in 2008. Increased capital expenditures in 2010 were due primarily to the acquisition of tractor and trailer equipment at the Freight and Truckload segments and the SafeStacktm cargo-loading system for trailers at the Freight segment. Capital expenditures in 2009 reflected a lower capital-expenditure plan in connection with Con-way’s cash-conservation efforts. In addition, in 2010 and 2009 Con-way acquired tractor equipment under capital lease agreements, as more fully discussed in Note 8, “Leases,” of Item 8, “Financial Statements and Supplementary Data.”

Con-way received sale-related proceeds of $32.8 million in 2010, $32.7 million in 2009 and $49.2 million in 2008. Proceeds include sale-leaseback transactions in which $20.4 million and $17.3 million were received in 2010 and 2009, respectively, from the sale of revenue equipment and $40.4 million was received in 2008 from the sale of two Logistics’ warehouses, as more fully discussed in Note 8, “Leases,” of Item 8, “Financial Statements and Supplementary Data.”

Financing Activities

The most significant items affecting the comparison of Con-way’s financing cash flows for the periods presented are summarized below:

Con-way used $211.1 million in 2010 for the repayment of debt obligations, compared to $22.4 million in 2009 and $22.7 million in 2008. In 2010, Con-way used $200.0 million to repay the amount outstanding under its 8 7/8% Notes due 2010. Cash used in 2009 and 2008 primarily reflects the repayment of the Primary DC Plan Notes, which matured in January 2009.

In 2010, Con-way issued common stock in a public offering and received net proceeds of $143.3 million, as discussed more fully in Note 10 “Shareholders’ Equity,” of Item 8, “Financial Statements and Supplementary Data.”

As detailed in Note 11, “Employee Benefit Plans,” of Item 8, “Financial Statements and Supplementary Data,” in 2010 and 2009 Con-way used common stock to fund $36.8 million and $23.3 million, respectively, in contributions to the defined contribution retirement plan.

Contractual Cash Obligations

The table below summarizes contractual cash obligations for Con-way as of December 31, 2010. Some of the amounts in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, and other factors. Because of these estimates and assumptions, the actual future payments may vary from those reflected in the table. Certain liabilities, including those related to self-insurance accruals, are reported in Con-way’s consolidated balance sheets but not reflected in the table below due to the absence of stated due dates.

		Payments Due by Period
					2016 &
	Total	2011	2012-2013	2014-2015	Thereafter
	(Dollars in thousands)

Long-term debt	$1,429,517	$52,349	$101,824	$101,824	$1,173,520
Operating leases	221,278	73,957	87,771	33,455	26,095
Capital leases	102,597	21,660	49,042	31,895	—
Outsourcing contracts	240,026	45,513	85,458	82,403	26,652
Employee benefit plans	123,793	11,407	23,378	24,532	64,476

Total	$2,117,211	$204,886	$347,473	$274,109	$1,290,743

As presented above, contractual obligations on long-term debt represent principal and interest payments. The amounts representing principal and a portion of interest payable in 2011 are reported in the consolidated balance sheets.

Contractual obligations for operating leases represent the payments under the lease arrangements. In accordance with accounting principles generally accepted in the U.S. (“GAAP”), future operating lease payments are not included in Con-way’s consolidated balance sheets. The future payments related to capital leases include the stated amounts of residual-value guarantees.

The employee benefit plan-related cash obligations in the table represent estimated payments under Con-way’s non-qualified defined benefit pension plans and postretirement medical plan through December 31, 2020. Expected benefit payments for Con-way’s qualified defined benefit pension plans are not included in the table, as these benefits will be satisfied by the use of plan assets. Con-way estimates that it will make between $35 million and $50 million of contributions to its qualified defined benefit pension plans in 2011; however, this could change based on variations in interest rates, asset returns, PPA requirements and other factors.

In 2010, Con-way entered into agreements with third-party service providers to outsource a significant portion of its information technology infrastructure function and a small portion of its administrative and accounting functions. The payments under the terms of the agreements are subject to change depending on the quantities and types of services consumed. As presented above, the payments reflect amounts based on projections of services expected to be consumed. Although payments made to the third-party service providers are expected to be more than offset by cost savings resulting from headcount reduction and lower operating costs, the payments and associated savings can vary depending on the actual quantity and mix of services used. The contracts also contain provisions that allow Con-way to terminate the contract at any time; however, Con-way would be required to pay additional fees if termination is for causes other than the failure of the service providers to perform.

The contractual obligations reported above exclude Con-way’s liability of $15.9 million for unrecognized tax benefits, which are more fully discussed in Note 9, “Income Taxes,” of Item 8, “Financial Statements and Supplementary Data.”

Letters of credit outstanding under Con-way’s credit facilities, as described below under “Capital Resources and Liquidity Outlook,” are generally required under self-insurance programs and do not represent additional liabilities as the underlying self-insurance accruals are already included in Con-way’s consolidated balance sheets.

For further discussion, see Note 7, “Debt and Other Financing Arrangements,” Note 8, “Leases,” Note 9, “Income Taxes,” and Note 11, “Employee Benefit Plans,” of Item 8, “Financial Statements and Supplementary Data.”

Capital Resources and Liquidity Outlook

Con-way’s capital requirements relate primarily to the acquisition of revenue equipment to support growth and/or replacement of older equipment with newer equipment. In funding these capital expenditures and meeting working-capital requirements, Con-way utilizes various sources of liquidity and capital, including cash and cash equivalents, cash flow from operations, credit facilities and access to capital markets. Con-way may also manage its liquidity requirements and cash-flow generation by varying the timing and amount of capital expenditures and by implementing cost-reduction initiatives, as more fully discussed under “Results of Operations — Overview.”

In November 2010, Con-way entered into a four-year $325 million unsecured revolving credit facility that replaced the existing $400 million facility. Based on Con-way’s other sources of liquidity and conditions in the credit markets, Con-way determined that a smaller credit facility was appropriate. The new revolving facility, which terminates on November 4, 2014, is available for cash borrowings and issuance of letters of credit. At December 31, 2010, no cash borrowings were outstanding under the credit facility; however, $182.2 million of letters of credit were outstanding, leaving $142.8 million of available capacity for additional letters of credit or cash borrowings. The revolving facility is guaranteed by certain of Con-way’s material domestic subsidiaries and contains two financial covenants: (i) a leverage ratio and (ii) a fixed-charge coverage ratio. At December 31, 2010, Con-way was in compliance with the revolving credit facility’s financial covenants and expects to remain in compliance through December 31, 2011 and thereafter.

Con-way had other uncommitted unsecured credit facilities totaling $61.6 million at December 31, 2010, which are available to support short-term borrowings, letters of credit, bank guarantees and overdraft facilities. At December 31, 2010, $18.6 million of cash borrowings and $24.9 million of other credit commitments were outstanding leaving $18.1 million of available capacity.

In 2011, Con-way anticipates capital and software expenditures of approximately $275 million, net of asset dispositions, primarily for the acquisition of tractor equipment. Con-way’s actual 2011 capital expenditures may differ from the estimated amount depending on factors such as availability and timing of delivery of equipment.

During 2011, Con-way’s net cash flows will benefit from capital expenditure-related tax legislation enacted in December 2010, as more fully discussed in Note 9, “Income Taxes,” of Item 8, “Financial Statements and Supplementary Data.”

At December 31, 2010, Con-way’s senior unsecured debt was rated as investment grade by Standard and Poor’s (BBB-), Fitch Ratings (BBB-), and Moody’s (Baa3). Standard and Poor’s and Moody’s assigned an outlook of “negative,” while Fitch Ratings assigned an outlook of “stable.”

Con-way believes that its working-capital requirements and capital-expenditure plans in 2011 will be adequately met with various sources of liquidity and capital, including Con-way’s cash and cash equivalents, cash flow from operations, credit facilities and access to capital markets.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to adopt accounting policies and make significant judgments and estimates. In many cases, there are alternative policies or estimation techniques that could be used. Con-way maintains a process to evaluate the appropriateness of its accounting policies and estimation techniques, including discussion with and review by the Audit Committee of its Board of Directors and its independent auditors. Accounting policies and estimates may require adjustment based on changing facts and circumstances and actual results could differ from estimates. Con-way believes that the accounting policies that are most judgmental and material to the financial statements are those related to the following:

•	Defined Benefit Pension Plans

•	Goodwill

•	Income Taxes

•	Property, Plant and Equipment and Other Long-Lived Assets

•	Revenue Recognition

•	Self-Insurance Accruals

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

Significant assumptions

The amounts recognized as pension expense (income) and the accrued pension asset (liability) for Con-way’s defined benefit pension plans depend upon a number of assumptions and factors, the most significant being the discount rate used to measure the present value of pension obligations and the expected rate of return on plan assets for the funded qualified plans. Con-way assesses its plan assumptions for the discount rate, expected rate of return on plan assets, and other significant assumptions on a periodic basis, but concludes on those assumptions at the actuarial plan measurement date. Con-way’s most significant assumptions used in determining pension expense (income) for the periods presented and for 2011 are summarized below.

	2011	2010	2009	2008

Weighted-average assumptions:
Discount rate on plan obligations	5.55%	6.05%	6.10%	6.60%
Discount rate on plan obligations — curtailment	N/A	N/A	7.85%	N/A
Expected long-term rate of return on plan assets	8.00%	8.50%	8.50%	8.50%

Discount Rate.  In determining the appropriate discount rate, Con-way is assisted by actuaries who utilize a yield-curve model based on a universe of high-grade corporate bonds (rated Aa or better by Moody’s rating service). The model employs cash flows that match Con-way’s expected benefit payments in future years. If all other factors were held constant, a 0.25% decrease (increase) in the discount rate would result in an estimated $50 million increase (decrease) in the cumulative unrecognized actuarial loss at December 31, 2010, and the related loss or credit would be amortized to future-period earnings as described below.

Rate of Return on Plan Assets.  For its qualified funded defined benefit pension plans, Con-way evaluates its expected rate of return on plan assets based on current market expectations and historical returns. The rate of return is based on an expected 20-year return on the target asset allocation and the effect of actively managing the plan, net of fees and expenses. Asset allocation studies are conducted as needed and the targets are reviewed to determine if adjustments are required. As a result of its periodic evaluation in 2010, Con-way changed its asset allocation targets to lower the percentage of investments in equity securities and increase the percentage of investments in fixed-income securities. The current asset allocation targets are disclosed in Note 11, “Employee Benefit Plans,” of Item 8, “Financial Statements and Supplementary Data.” Asset allocations may vary depending on market conditions, investment performance and funded status.

As a result of the change in asset allocation targets, the expected rate of return on plan assets was reduced from 8.50% to 8.00%. Using year-end plan asset values, a 0.25% decrease (increase) in the expected rate of return on plan assets would result in an estimated $3 million increase (decrease) in 2011 annual pension expense.

Actuarial gains and losses

Differences between the expected and actual rate of return on plan assets and/or changes in the discount rate may result in cumulative unrecognized actuarial gains or losses. For Con-way’s defined benefit pension plans, accumulated unrecognized actuarial losses increased to $469.2 million at December 31, 2010 from $397.3 million at December 31, 2009. Any portion of the unrecognized actuarial gain (loss) outside of a corridor amount must be amortized and recognized as expense (income) over the estimated average remaining life expectancy of active plan participants.

Effect on operating results

The effect of the defined benefit pension plans on Con-way’s operating results consist primarily of the net effect of the interest cost on plan obligations for the qualified and non-qualified defined benefit pension plans, the expected return on plan assets for the funded qualified defined benefit pension plans and the amortization of unrecognized actuarial gain or loss in excess of the corridor. Con-way estimates that the defined benefit pension plans will result in annual expense of $1.0 million in 2011. For its defined benefit pension plans, Con-way recognized annual expense of $7.5 million and $28.4 million in 2010 and 2009, respectively, compared to income of $23.1 million in 2008.

Funding

Con-way periodically reviews the funded status of its qualified defined benefit pension plans and makes contributions from time to time as necessary to comply with the funding requirements of the PPA. In determining the amount and timing of its pension contributions, Con-way considers both the PPA- and GAAP-based measurements of funded status as well as the tax deductibility of contributions. Con-way made contributions of $93.8 million and $17.3 million to its defined benefit pension plans in 2010 and 2009, respectively. Con-way estimates that it will make between $35 million and $50 million of contributions to its qualified defined benefit pension plans in 2011. The level of Con-way’s annual contributions to its qualified pension plans is subject to change based on variations in interest rates, asset returns, PPA requirements and other factors.

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

Con-way tests for impairment of goodwill annually (with a measurement date of November 30) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Each quarter, Con-way considers events that may trigger an impairment of goodwill, including such factors as changes in the total company market value compared to underlying book value, and significant adverse changes that may impact reporting segments or underlying reporting units. A reporting unit for goodwill impairment purposes may be a component of a reporting segment that independently generates revenues and has discrete financial information that is regularly reviewed by management.

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

Con-way Truckload had $329.8 million of goodwill at December 31, 2010. For the valuation of Con-way Truckload, Con-way applied two equally weighted methods: public-company multiples and discounted cash flow models. In the assessment of Con-way Truckload’s goodwill, the fair value of the reporting unit exceeded its carrying value by 13% or approximately $75 million. A 1.0% change in the assumed discount rate would result in an $18 million change in fair value. A 10% change in estimated operating income for the next five years would result in a $30 million change in fair value.

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

Property, Plant and Equipment and Other Long-Lived Assets

In accounting for property, plant and equipment, Con-way makes estimates about the expected useful lives and the expected residual values of these assets, and the potential for impairment based on the fair values of the assets and the cash flows generated by these assets.

The depreciation of property, plant and equipment over their estimated useful lives and the determination of any salvage values require management to make judgments about future events. Con-way periodically evaluates whether changes to estimated useful lives or salvage values are necessary to ensure these estimates accurately reflect the economic use of the assets. Con-way’s periodic evaluation may result in changes in the estimated lives and/or salvage values used to depreciate its assets, which can affect the amount of periodic depreciation expense recognized and, ultimately, the gain or loss on the disposal of the asset.

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

Self-Insurance Accruals

Con-way uses a combination of large-deductible purchased insurance and self-insurance programs to provide for the costs of medical, vehicular, cargo and workers’ compensation claims. The long-term portion of self-insurance accruals relates primarily to workers’ compensation and vehicular claims that are expected to be payable over several years. Con-way periodically evaluates the level of insurance coverage and adjusts insurance levels based on risk tolerance and premium expense.

The measurement and classification of self-insured costs requires the consideration of historical cost experience, demographic and severity factors, and judgments about the current and expected levels of cost per claim and retention levels. These methods provide estimates of undiscounted liability associated with claims incurred as of the balance sheet date, including claims not reported. Con-way believes its actuarial methods are appropriate for measuring these highly judgmental self-insurance accruals. However, based on the magnitude of claims and the length of time from incurrence of the claims to ultimate settlement, the use of any estimation method is sensitive to the assumptions and factors described above. Accordingly, changes in these assumptions and factors can materially affect the estimated liability and those amounts may be different than the actual costs paid to settle the claims.

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

Con-way enters into derivative financial instruments only in circumstances that warrant the hedge of an underlying asset, liability or future cash flow against exposure to some form of interest rate, commodity or currency-related risk. Additionally, the designated hedges should have high correlation to the underlying exposure such that fluctuations in the value of the derivatives offset reciprocal changes in the underlying exposure. Con-way held no material derivative financial instruments at December 31, 2010.

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

	December 31
	2010	2009
	(Dollars in thousands)

Carrying value	$719,615	$921,606
Estimated fair value	790,000	970,000
Change in estimated fair value given a hypothetical 10% change in interest rates	40,000	43,000

Con-way invests in cash-equivalent investments and marketable securities that earn investment income. Con-way’s investment income was $1.3 million in 2010, $2.4 million in 2009 and $5.7 million in 2008. The potential change in annual investment income resulting from a hypothetical 10% change to variable interest rates would not exceed $1 million for any of the periods presented.

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

We have audited the accompanying consolidated balance sheets of Con-way Inc. (the Company) and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Con-way Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  KPMG LLP

Portland, Oregon
February 28, 2011

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Con-way Inc.

Consolidated Balance Sheets

	December 31,
	2010	2009
	(Dollars in thousands)

ASSETS
Current Assets
Cash and cash equivalents	$421,420	$476,575
Trade accounts receivable, net	539,849	494,075
Other accounts receivable	79,065	32,489
Operating supplies, at lower of average cost or market	23,868	18,290
Prepaid expenses	47,345	42,803
Deferred income taxes	8,530	12,662

Total Current Assets	1,120,077	1,076,894

Property, Plant and Equipment
Land	194,818	194,963
Buildings and leasehold improvements	817,599	809,460
Revenue equipment	1,480,561	1,373,148
Other equipment	306,215	286,629

	2,799,193	2,664,200
Accumulated depreciation	(1,394,608)	(1,288,927)

Net Property, Plant and Equipment	1,404,585	1,375,273

Other Assets
Deferred charges and other assets	39,107	38,524
Capitalized software, net	19,083	22,051
Marketable securities	6,039	6,691
Intangible assets, net	17,191	23,126
Goodwill	337,650	353,658

	419,070	444,050

Total Assets	$2,943,732	$2,896,217

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.

Consolidated Balance Sheets — (Continued)

	December 31,
	2010	2009
	(Dollars in thousands except per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$304,176	$272,285
Accrued liabilities	203,231	210,316
Self-insurance accruals	105,857	87,742
Short-term borrowings	18,552	10,325
Current maturities of long-term debt and capital leases	20,074	210,816

Total Current Liabilities	651,890	791,484
Long-Term Liabilities
Long-term debt	718,215	719,501
Long-term obligations under capital leases	75,735	41,288
Self-insurance accruals	169,311	156,939
Employee benefits	418,731	439,899
Other liabilities and deferred credits	41,789	44,516
Deferred income taxes	48,529	15,861

Total Liabilities	2,124,200	2,209,488

Commitments and Contingencies (Notes 8, 9 and 13)
Shareholders’ Equity
Common stock, $.625 par value; authorized 100,000,000 shares; issued 62,750,994 and 62,512,456 shares, respectively	39,143	38,971
Additional paid-in capital, common stock	580,008	567,584
Retained earnings	821,187	890,915
Cost of repurchased common stock (7,884,597 and 13,287,693 shares, respectively)	(340,912)	(575,219)

Total Common Shareholders’ Equity	1,099,426	922,251

Accumulated Other Comprehensive Loss	(279,894)	(235,522)

Total Shareholders’ Equity	819,532	686,729

Total Liabilities and Shareholders’ Equity	$2,943,732	$2,896,217

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.

Statements of Consolidated Operations

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands except per share data)

Revenues	$4,952,000	$4,269,239	$5,036,817

Costs and Expenses
Salaries, wages and employee benefits	2,024,606	1,853,585	1,974,571
Purchased transportation	1,265,848	983,432	1,208,187
Other operating expenses	547,095	495,196	540,218
Fuel and fuel-related taxes	464,997	359,037	574,972
Depreciation and amortization	192,502	192,411	208,251
Maintenance	123,864	106,776	110,688
Rents and leases	117,312	99,244	93,594
Purchased labor	113,435	67,820	72,045
Loss from impairment of goodwill and other intangible assets	19,181	134,813	37,796
Restructuring charges	4,990	2,853	23,873

	4,873,830	4,295,167	4,844,195

Operating Income (Loss)	78,170	(25,928)	192,622

Other Income (Expense)
Investment income	1,327	2,358	5,672
Interest expense	(59,015)	(64,440)	(62,936)
Miscellaneous, net	(3,925)	(2,259)	(441)

	(61,613)	(64,341)	(57,705)

Income (Loss) from Continuing Operations Before Income Tax Provision	16,557	(90,269)	134,917
Income Tax Provision	12,572	17,478	69,494

Income (Loss) from Continuing Operations	3,985	(107,747)	65,423

Discontinued Operations, net of tax
Gain from Disposal	—	—	8,326

Net Income (Loss)	3,985	(107,747)	73,749
Preferred Stock Dividends	—	3,189	6,788

Net Income (Loss) Applicable to Common Shareholders	$3,985	$(110,936)	$66,961

Net Income (Loss) From Continuing Operations Applicable to Common Shareholders	$3,985	$(110,936)	$58,635

Weighted-Average Common Shares Outstanding
Basic	52,507,320	47,525,862	45,427,317
Diluted	53,169,299	47,525,862	48,619,292
Earnings (Loss) Per Common Share
Basic
Net Income (Loss) from Continuing Operations	$0.08	$(2.33)	$1.29
Gain from Disposal	—	—	0.18

Net Income (Loss) Applicable to Common Shareholders	$0.08	$(2.33)	$1.47

Diluted
Net Income (Loss) from Continuing Operations	$0.07	$(2.33)	$1.23
Gain from Disposal	—	—	0.17

Net Income (Loss) Applicable to Common Shareholders	$0.07	$(2.33)	$1.40

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.

Statements of Consolidated Cash Flows

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Cash and Cash Equivalents, Beginning of Year	$476,575	$278,253	$176,298

Operating Activities
Net income (loss)	3,985	(107,747)	73,749
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations, net of tax	—	—	(8,326)
Depreciation and amortization, net of accretion	189,517	185,428	202,449
Non-cash compensation and employee benefits	20,256	34,821	17,090
Increase in deferred income taxes	68,343	7,987	37,484
Provision for uncollectible accounts	7,319	8,007	10,979
Loss from impairment of goodwill and intangible assets	19,181	134,813	37,796
Loss from restructuring activities	4,990	3,360	11,540
Loss from sales of property and equipment, net	1,243	7,922	3,149
Changes in assets and liabilities:
Receivables	(61,264)	9,154	(26,499)
Prepaid expenses	(4,542)	(808)	320
Accounts payable	31,891	2,008	(3,392)
Accrued variable compensation	8,268	4,576	(19,728)
Accrued liabilities, excluding accrued variable compensation and employee benefits	(20,492)	(41,810)	22,208
Self-insurance accruals	30,487	(2,417)	16,955
Accrued income taxes	(39,583)	21,163	(19,233)
Employee benefits	(67,629)	327	(41,376)
Deferred charges and credits	(3,572)	4,418	(6,771)
Other	(3,526)	5,450	(7,228)

Net Cash Provided by Operating Activities	184,872	276,652	301,166

Investing Activities
Capital expenditures	(186,496)	(68,207)	(234,430)
Software expenditures	(8,101)	(5,593)	(10,235)
Proceeds from sales of property and equipment	12,403	15,398	8,841
Proceeds from sale-leaseback transactions	20,430	17,310	40,380
Purchases of marketable securities	(59,260)	(164,077)	(25,500)
Proceeds from sales of marketable securities	59,960	164,491	48,002

Net Cash Used in Investing Activities	(161,064)	(40,678)	(172,942)

Financing Activities
Repayment of long-term debt, guarantees and capital leases	(211,124)	(22,400)	(22,704)
Net proceeds from short-term borrowings	7,912	2,832	2,071
Payment of debt issuance costs	(2,123)	—	—
Net proceeds from issuance of common stock	143,325	—	—
Proceeds from exercise of stock options	3,459	4,171	10,149
Excess tax benefit from stock option exercises	433	165	755
Payments of common dividends	(20,845)	(19,079)	(18,274)
Payments of preferred dividends	—	(3,507)	(7,373)

Net Cash Used in Financing Activities	(78,963)	(37,818)	(35,376)

Net Cash Provided by (Used in) Continuing Operations	(55,155)	198,156	92,848

Discontinued Operations
Net Cash Provided by Operating Activities	—	166	9,107

Increase (Decrease) in Cash and Cash Equivalents	(55,155)	198,322	101,955

Cash and Cash Equivalents, End of Year	$421,420	$476,575	$278,253

Supplemental Disclosure
Cash paid (refunded) for income taxes, net	$(10,354)	$(10,164)	$46,655

Cash paid for interest, net of amounts capitalized	$62,869	$69,313	$56,090

Non-cash Investing and Financing Activities
Capital lease incurred to acquire revenue equipment	$55,534	$49,999	$—

Repurchased common stock issued under defined contribution plan	$36,763	$23,316	$—

Repurchased common stock issued for payment of preferred dividends	$—	$3,189	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.

Statements of Consolidated Shareholders’ Equity

									Accumulated
	Preferred Stock Series B		Common Stock		Additional			Repurchased	Other
	Number of		Number of		Paid-in	Deferred	Retained	Common	Comprehensive	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Stock	Loss	Income (Loss)
	(Dollars in thousands except per share data)

Balance, December 31, 2007	560,998	$6	61,914,495	$38,615	$653,512	$(20,805)	$972,243	$(720,583)	$(13,892)
Net income	—	—	—	—	—	—	73,749	—	—	$73,749
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(1,704)	(1,704)
Employee benefit plans
Actuarial loss, net of deferred tax of $228,626	—	—	—	—	—	—	—	—	(357,752)	(357,752)
Prior-service credit, net of deferred tax of $477	—	—	—	—	—	—	—	—	(745)	(745)
Unrealized loss on available-for-sale security, net of deferred tax of $307	—	—	—	—	—	—	—	—	(481)	(481)

Comprehensive loss										$(286,933)

Exercise of stock options, including tax benefits of $1,551	—	—	323,870	203	11,497	—	—	—	—
Share-based compensation, net of tax of $41	—	—	141,503	33	6,662	—	—	(274)	—
Primary DC Plan deferred compensation	—	—	—	—	—	10,370	—	—	—
Repurchased common stock issued for conversion of preferred stock	(37,087)	(1)	—	—	(7,761)	—	—	7,762	—
Common dividends declared ($.40 per share)	—	—	—	—	—	—	(18,274)	—	—
Series B, Preferred dividends ($12.93 per share), net of tax benefits of $346	—	—	—	—	—	—	(6,788)	—	—

Balance, December 31, 2008	523,911	$5	62,379,868	$38,851	$663,910	$(10,435)	$1,020,930	$(713,095)	$(374,574)
Net loss	—	—	—	—	—	—	(107,747)	—	—	$(107,747)
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	2,184	2,184
Employee benefit plans
Actuarial gain, net of deferred tax of $87,813	—	—	—	—	—	—	—	—	137,381	137,381
Prior-service credit, net of deferred tax of $477	—	—	—	—	—	—	—	—	(745)	(745)
Unrealized gain on available-for-sale security, net of deferred tax of $147	—	—	—	—	—	—	—	—	232	232

Comprehensive income										$31,305

Exercise of stock options, including tax benefits of $447	—	—	137,257	86	4,532	—	—	—	—
Share-based compensation, net of tax of $421	—	—	(4,669)	34	10,618	—	—	(110)	—
Primary DC Plan deferred compensation	—	—	—	—	—	10,435	—	—	—
Repurchased common stock issued for conversion of preferred stock	(30,691)	—	—	—	(8,913)	—	—	8,913	—
Repurchased common stock issued for redemption of preferred stock	(493,220)	(5)	—	—	(93,840)	—	—	93,845	—
Repurchased common stock issued for payment of preferred stock dividend	—	—	—	—	(800)	—	—	3,989	—
Repurchased common stock issued for 401k match	—	—	—	—	(7,923)	—	—	31,239	—
Common dividends declared ($.40 per share)	—	—	—	—	—	—	(19,079)	—	—
Series B, Preferred dividends ($12.93 per share), net of tax benefits of zero	—	—	—	—	—	—	(3,189)	—	—

Balance, December 31, 2009	—	$—	62,512,456	$38,971	$567,584	$—	$890,915	$(575,219)	$(235,522)
Net income	—	—	—	—	—	—	3,985	—	—	$3,985
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(913)	(913)
Employee benefit plans
Actuarial loss, net of deferred tax of $31,178	—	—	—	—	—	—	—	—	(42,885)	(42,885)
Prior-service credit, net of deferred tax of $386	—	—	—	—	—	—	—	—	(603)	(603)
Unrealized gain on available-for-sale security, net of deferred tax of $19	—	—	—	—	—	—	—	—	29	29

Comprehensive loss										$(40,387)

Exercise of stock options, net of tax of $397	—	—	165,480	104	2,958	—	—	—	—
Share-based compensation, net of tax of $269	—	—	73,058	68	11,594	—	(64)	(713)	—
Repurchased common stock issued for 401k match	—	—	—	—	(2,128)	—	(10,025)	48,916	—
Common stock offering	—	—	—	—	—	—	(42,779)	186,104	—
Common dividends declared ($.40 per share)	—	—	—	—	—	—	(20,845)	—	—

Balance, December 31, 2010	—	$—	62,750,994	$39,143	$580,008	$—	$821,187	$(340,912)	$(279,894)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.

Notes to Consolidated Financial Statements

1.	Principal Accounting Policies

Organization:  Con-way Inc. and its consolidated subsidiaries (“Con-way” or the “Company”) provide transportation and logistics services for a wide range of manufacturing, industrial and retail customers. As more fully discussed in Note 14, “Segment Reporting,” for financial reporting purposes, Con-way is divided into four reporting segments: Freight, Logistics, Truckload and Other.

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

Under certain Menlo Worldwide Logistics’ contracts, billings in excess of revenues recognized are recorded as unearned revenue. Unearned revenue is recognized over the contract period as services are provided. At December 31, 2010 and 2009, unearned revenue of $13.6 million and $16.5 million was reported in Con-way’s consolidated balance sheets as accrued liabilities. In addition, Menlo Worldwide Logistics has deferred certain direct and incremental costs related to the setup of logistics operations under long-term contracts. These deferred setup costs are recognized as expense over the contract term. At December 31, 2010 and 2009, these deferred setup costs of $13.4 million and $14.5 million were reported in the consolidated balance sheets as deferred charges and other assets.

Cash Equivalents and Marketable Securities:  Cash equivalents consist of short-term interest-bearing instruments with maturities of three months or less at the date of purchase. At December 31, 2010 and 2009, cash-equivalent investments of $388.1 million and $450.9 million, respectively, consisted primarily of commercial paper, money-market funds and certificates of deposit.

Con-way classifies its marketable debt securities as available-for-sale and reports them at fair value. Changes in the fair value of available-for-sale securities are recognized in accumulated other comprehensive income or loss in shareholders’ equity, unless an unrealized loss is an other-than-temporary loss. If any portion of the unrealized loss is determined to be other than temporary, that portion of the loss is recognized in earnings. At December 31, 2010 and 2009, Con-way held one long-term available-for-sale marketable security with a reported fair value of $6.0 million and $6.7 million, respectively, as more fully discussed in Note 5, “Fair-Value Measurements.”

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

		Additions
	Balance at		Charged to Other	Write-Offs Net of	Balance at
	Beginning of Period	Charged to Expense	Accounts	Recoveries	End of Period
	(Dollars in thousands)

2010	$3,456	$7,319	$—	$(4,566)	$6,209
2009	5,248	8,007	—	(9,799)	3,456
2008	3,701	10,979	—	(9,432)	5,248

In 2008, the provision for uncollectible accounts included $4.9 million for an acquisition-related receivable.

Estimates for billing adjustments, including those related to weight and freight-classification verifications and pricing discounts, are also reported as a reduction to accounts receivable. Activity in the allowance for revenue adjustments is presented in the following table:

		Additions
	Balance at		Charged to Other		Balance at
	Beginning of Period	Charged to Expense	Accounts — Revenue	Write-Offs	End of Period
	(Dollars in thousands)

2010	$14,454	$—	$85,272	$(85,435)	$14,291
2009	13,758	—	83,122	(82,426)	14,454
2008	8,372	—	126,647	(121,261)	13,758

Property, Plant and Equipment:  Property, plant and equipment are reported at historical cost and are depreciated primarily on a straight-line basis over their estimated useful lives, generally 25 years for buildings and improvements, 4 to 14 years for revenue equipment, and 3 to 10 years for most other equipment. Leasehold improvements and assets acquired under capital leases are amortized over the shorter of the terms of the respective leases or the useful lives of the assets, with the resulting expense reported as depreciation. Depreciation expense was $178.9 million in 2010, $175.1 million in 2009 and $188.4 million in 2008.

Con-way periodically evaluates whether changes to estimated useful lives are necessary to ensure that these estimates accurately reflect the economic use of the assets. In Con-way’s periodic evaluation conducted in the first quarter of 2010, the estimated useful lives for revenue equipment were extended in response to planned capital expenditure levels. As a result of the revised estimates, in January 2010, Con-way Freight extended the estimated useful life for most of its tractors to 10 years from 8 years and extended the estimated useful life for its trailers to 14 years from 13 years. Also effective in January 2010, Con-way Truckload extended the estimated useful life for its tractors to 6 years from 4 years, and decreased the associated estimated salvage values. In June 2010, the Con-way board of directors approved an accelerated fleet replacement program for Con-way Truckload that is expected to replace nearly the entire tractor fleet by 2012 and change the estimated useful lives of tractors to 4 years based on the planned replacement cycles. This fleet replacement program returns the current 6-year life to a 4-year life by 2012 and also impacts associated estimated salvage values depending on when the units are scheduled to be replaced. As a result of these combined changes, 2010 depreciation expense declined by $6.8 million, while net income available to common shareholders increased by $4.2 million ($0.08 per diluted share).

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

Capitalized Software, Net:  Capitalized software consists of certain direct internal and external costs associated with internal-use software, net of accumulated amortization. Amortization of capitalized software is computed on an item-by-item basis over a period of 3 to 10 years, depending on the estimated useful life of the software. Amortization expense related to capitalized software was $10.3 million in 2010, $12.9 million in 2009 and $14.4 million in 2008. Accumulated amortization at December 31, 2010 and 2009 was $140.7 million and $134.0 million, respectively.

Long-Lived Assets:  Con-way performs an impairment analysis of long-lived assets whenever circumstances indicate that the carrying amount may not be recoverable. For assets that are to be held and used, an impairment charge is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than carrying value. If impairment exists, a charge is recognized for the difference between the carrying value and the fair value. Fair values are determined using quoted market values, discounted cash flows or external appraisals, as applicable. Assets held for disposal are carried at the lower of carrying value or estimated net realizable value. Con-way’s accounting policies for goodwill and other long-lived intangible assets are more fully discussed in Note 2, “Goodwill and Intangible Assets.”

Book Overdrafts:  Book overdrafts represent outstanding drafts not yet presented to the bank that are in excess of recorded cash. These amounts do not represent bank overdrafts, which occur when drafts presented to the bank are in excess of cash in Con-way’s bank account, and would effectively be a loan to Con-way. At December 31, 2010 and 2009, book overdrafts of $24.2 million and $35.7 million, respectively, were included in accounts payable.

Income Taxes:  Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Con-way uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate anticipated to be in effect when the taxes are paid.

Self-Insurance Accruals:  Con-way uses a combination of large-deductible purchased insurance and self-insurance programs to provide for the costs of medical, vehicular, cargo and workers’ compensation claims. The long-term portion of self-insurance accruals relates primarily to workers’ compensation and vehicular claims that are expected to be payable over several years. Con-way periodically evaluates the level of insurance coverage and adjusts insurance levels based on risk tolerance and premium expense.

The measurement and classification of self-insured costs requires the consideration of historical cost experience, demographic and severity factors, and judgments about the current and expected levels of cost per claim and retention levels. These methods provide estimates of the undiscounted liability associated with claims incurred as of the balance sheet date, including claims not reported. Accordingly, changes in these assumptions and factors can materially affect the estimated liability and those amounts may be different than the actual costs paid to settle the claims.

Con-way participates in a reinsurance pool to reinsure a portion of its workers’ compensation and vehicular liabilities. Each participant in the pool cedes claims to the pool and assumes an equivalent amount of claims. Reinsurance does not relieve Con-way of its liabilities under the original policy. However, in the opinion of management, potential exposure to Con-way for non-payment is minimal. At December 31, 2010 and 2009, Con-way had recorded a liability related to assumed claims of $49.8 million and $42.1 million, respectively, and had recorded a receivable from the re-insurance pool of $44.7 million and $35.8 million, respectively. Revenues related to these reinsurance activities are reported net of the associated expenses and are classified as other operating expenses. In connection with its participation in the reinsurance pool, Con-way recognized operating income of $4.1 million in 2010, $4.0 million in 2009 and $1.7 million in 2008.

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

Marketing Expenses:  Marketing costs, including sales promotions, printed sales materials and advertising, are expensed as incurred and are classified as other operating expenses. Marketing expenses were $9.6 million in 2010, $9.7 million in 2009 and $8.9 million in 2008.

Earnings (Loss) Per Share (EPS):  Basic EPS for continuing operations is computed by dividing reported net income (loss) from continuing operations (after preferred stock dividends) by the weighted-average common shares outstanding. Diluted EPS is calculated as follows:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands except per share data)

Numerator:
Continuing operations (after preferred stock dividends), as reported	$3,985	$(110,936)	$58,635
Add-backs:
Dividends on Series B preferred stock, net of replacement funding	—	—	1,147

Continuing operations	3,985	(110,936)	59,782

Discontinued operations	—	—	8,326

Applicable to common shareholders	$3,985	$(110,936)	$68,108

Denominator:
Weighted-average common shares outstanding	52,507,320	47,525,862	45,427,317
Stock options and nonvested stock	661,979	—	265,541
Series B preferred stock	—	—	2,926,434

	53,169,299	47,525,862	48,619,292

Antidilutive securities excluded from the computation of diluted EPS	1,582,355	5,025,354	1,608,405

Earnings (Loss) per Diluted Share:
Continuing operations	$0.07	$(2.33)	$1.23
Discontinued operations	—	—	0.17

Applicable to common shareholders	$0.07	$(2.33)	$1.40

In the computation of diluted EPS, only potential common shares that are dilutive are included. Potential common shares are dilutive if they reduce earnings per share or increase loss per share. Stock options, nonvested stock and convertible preferred stock are not included in the computation if the result is antidilutive, such as when a loss applicable to common shareholders is reported.

New Accounting Standards:  In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multi-Deliverable Revenue Arrangements- a consensus of the FASB Emerging Issues Task Force.” ASU

2009-13 was codified in the “Revenue Recognition” topic of the FASB Accounting Standards Codification, which details the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among separate units of accounting. One of the current requirements is that there be objective and reliable evidence of the standalone selling price of the undelivered items, which must be supported by either vendor-specific objective evidence (“VSOE”) or third-party evidence. ASU 2009-13 modifies the current GAAP by amending the objective and reliable evidence threshold to allow use of estimated selling price when VSOE does not exist. Under ASU 2009-13, deliverables would be expected to meet the separation criteria more frequently. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Con-way will apply the guidance prospectively to revenue arrangements entered into or materially modified on or after January 1, 2011. Con-way does not expect the adoption of ASU 2009-13 to have a material effect on its financial statements.

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

The following table shows the changes in the gross carrying amounts of goodwill attributable to each applicable segment:

	Logistics	Truckload	Other	Total
	(Dollars in thousands)

Balance at December 31, 2008
Goodwill	$54,453	$464,598	$727	$519,778
Accumulated impairment losses	(31,822)	—	—	(31,822)

	22,631	464,598	727	487,956
Impairment charge	—	(134,813)	—	(134,813)
Change in foreign currency exchange rates	515	—	—	515

Balances at December 31, 2009
Goodwill	54,968	464,598	727	520,293
Accumulated impairment losses	(31,822)	(134,813)	—	(166,635)

	23,146	329,785	727	353,658
Impairment charge	(16,414)	—	—	(16,414)
Change in foreign currency exchange rates	406	—	—	406

Balances at December 31, 2010
Goodwill	55,374	464,598	727	520,699
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)

	$7,138	$329,785	$727	$337,650

In the first quarter of 2009, Con-way evaluated its goodwill for impairment prior to its annual measurement date due primarily to deteriorating truckload market conditions, lower profit projections for Con-way Truckload and a decline in Con-way’s market capitalization. In the first quarter of 2009, Con-way determined that the goodwill associated with Con-way Truckload was impaired and, as a result, Con-way Truckload recognized a $134.8 million impairment charge to reduce the carrying amount of the goodwill to its implied fair value. The impairment charge was primarily due to lower projected revenues and operating income in future years and a discount rate that reflected the adverse economic and market conditions at the measurement date. In connection with the annual impairment test in the fourth quarter of 2010, Con-way concluded that the goodwill of Con-way Truckload was not impaired at December 31, 2010.

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

In the third quarter of 2010, Con-way evaluated the goodwill associated with Chic Logistics due primarily to continued operating losses and lower-than-forecasted operating results at the Chic Logistics reporting unit. Con-way determined that the goodwill related to Chic Logistics was impaired and, as a result, Menlo Worldwide Logistics recognized a $16.4 million impairment charge to reduce the carrying amount of the goodwill to zero. The impairment was primarily due to a decrease in projected operating income in future years. For the valuation of Chic Logistics, Con-way utilized a discounted cash flow model.

Intangible Assets

The fair value of intangible assets is amortized on a straight-line basis over the estimated useful life. Amortization expense related to intangible assets was $3.3 million in 2010, $4.4 million in 2009 and $5.4 million in 2008. Intangible assets consisted of the following:

	December 31, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(Dollars in thousands)

Customer relationships	$27,530	$10,339	$31,472	$8,346

In the first quarter of 2010 and the fourth quarter of 2008, Con-way evaluated the fair value of Chic Logistics’ customer-relationship intangible asset due to lower projected revenues from customers comprising the customer relationship intangible asset. As a result, Menlo Worldwide Logistics recognized impairment losses of $2.8 million in 2010 and $6.0 million in 2008 to reduce the carrying amount of the intangible asset to its estimated fair value, which was determined using an income approach that utilized a discounted cash flow model. The impairment charge in 2010 reduced the carrying amount of Chic Logistics’ intangible asset to zero.

Estimated amortization expense for the next five years is presented in the following table:

(Dollars in
thousands)

Year ending December 31:
2011	$3,100
2012	2,700
2013	2,400
2014	2,400
2015	2,400

3.	Restructuring Activities

During the periods presented, Con-way incurred expenses in connection with a number of restructuring activities. These expenses are reported as restructuring charges in the statements of consolidated operations. As detailed below, Con-way recognized restructuring charges of $5.0 million in 2010, $2.9 million in 2009, and $23.9 million in 2008, and expects to recognize $2.9 million of additional expense in 2011. Con-way’s remaining liability for amounts expensed but not yet paid was $4.0 million at December 31, 2010. The remaining liability relates primarily to employee-separation costs that are expected to be paid in 2011 and operating lease commitments that are expected to be paid over several years.

Con-way Other

Outsourcing Initiative

In 2009, as part of an ongoing effort to reduce costs and improve efficiencies, Con-way initiated a project to outsource a significant portion of its information-technology infrastructure function and a small portion of its administrative and accounting functions. Con-way does not expect to incur additional restructuring charges for the outsourcing initiative.

The following table summarizes the effect of the outsourcing initiative for the years ended December 31, 2010 and 2009:

	Employee-	Contract-
	Separation	Termination
	Costs	Costs	Total
	(Dollars in thousands)

2009 charges	$3,360	$—	$3,360

Balance at December 31, 2009	3,360	—	3,360
2010 charges	1,766	728	2,494
Cash payments	(5,126)	(357)	(5,483)

Balance at December 31, 2010	$—	$371	$371

Total expense recognized to date	$5,126	$728	$5,854

In 2010, Con-way allocated corporate outsourcing charges of $1.9 million and $0.6 million to the Freight and Logistics segments, respectively, compared to $2.6 million and $0.8 million, respectively, in 2009.

Consolidation of Executive Offices

In 2010, in an effort to more closely align corporate functions and better support the business, Con-way initiated a project to consolidate its executive offices located in San Mateo, California and Ann Arbor, Michigan. As a result, the office in San Mateo will be closed and the office in Ann Arbor will serve as Con-way’s principal executive office. Con-way expects the consolidation to be substantially complete by the end of the second quarter of 2011.

The following table summarizes the effect of the initiative for year ended December 31, 2010:

	Employee-	Relocation
	Separation	and Other
	Costs	Costs	Total
	(Dollars in thousands)

2010 charges	$2,496	$—	$2,496
Cash payments	—	—	—

Balance at December 31, 2010	$2,496	$—	$2,496

Total expense recognized to date	$2,496	$—	$2,496
Expected remaining expenses	$1,441	$1,489	$2,930

In 2010, Con-way allocated charges associated with the consolidation of executive offices of $1.8 million, $0.4 million, and $0.3 million to the Freight, Truckload, and Logistics segments, respectively.

Con-way Freight

Operational Restructuring

In August 2007, Con-way Freight began an operational restructuring to combine its three regional operating companies into one centralized operation to improve the customer experience and streamline its processes. The reorganization into a centralized entity was intended to improve customer service and efficiency through the development of uniform pricing and operational processes, and implementation of best practices. Con-way Freight completed the initiative in 2008. In connection with the operational restructuring, Con-way recognized expense of $3.4 million in 2008. The remaining liability for amounts expensed but not yet paid was $0.8 million at December 31, 2010.

Network Re-Engineering

In November 2008, Con-way Freight completed a major network re-engineering to reduce service exceptions, improve on-time delivery and bring faster transit times while deploying a lower-cost, more efficient service center network better aligned to customer needs and business volumes. The re-engineering did not change Con-way Freight’s service coverage, but did involve the closure of 40 service centers, with shipment volumes from closing locations redistributed and balanced among more than 100 nearby service centers. In connection with the network re-engineering, Con-way recognized $1.6 million of net adjustments that reduced expense in 2009, compared to expense of $15.0 million in 2008. The remaining liability for amounts expensed but not yet paid was $0.3 million at December 31, 2010.

Economic Workforce Reduction

In December 2008, Con-way Freight reduced its workforce by 1,450 positions. The workforce reduction was in response to a decline in year-over-year business volumes that accelerated during the fourth quarter of 2008. In addition to reducing the workforce at operating locations, the reduction also eliminated positions at Con-way Freight’s general office and administrative center, and included a realignment of its area and regional division structure to streamline management. In connection with the economic workforce reduction, Con-way recognized expense of $1.1 million in 2009 and $5.5 million in 2008. There was not a remaining liability at December 31, 2010.

4.	Discontinued Operations

Discontinued operations in the periods presented relate primarily to the shut-down of Emery Worldwide Airlines, Inc. (“EWA”) in 2001. Results from EWA reflect a gain from the recovery of prior losses, as more fully discussed below, and adjustments to loss estimates. In connection with the cessation of its air-carrier operations in 2001, EWA terminated the employment of all of its pilots and flight crewmembers. In 2008, EWA settled the remaining legal actions brought by the pilots and crewmembers for $0.6 million and recognized a $1.6 million gain (net of tax of $1.0 million) to eliminate a previously recorded accrued liability. Also in 2008, Con-way received a $10.0 million payment from insurers related to the recovery of prior losses and, as a result, recognized a gain of $6.3 million (net of tax of $3.7 million).

5.	Fair-Value Measurements

Assets and liabilities reported at fair value are classified in one of the following three levels within the fair-value hierarchy:

Level 1:  Quoted market prices in active markets for identical assets or liabilities

Level 2:  Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:  Unobservable inputs that are not corroborated by market data

Financial Assets Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of financial instruments within the fair-value hierarchy:

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Cash equivalents	$388,053	$118,763	$269,290	$—
Other marketable securities	6,039	—	—	6,039

	December 31, 2009
	Total	Level 1	Level 2	Level 3

Cash equivalents	$450,915	$143,578	$307,337	$—
Other marketable securities	6,691	—	—	6,691

Cash equivalents consist of short-term interest-bearing instruments (primarily commercial paper, money-market funds and certificates of deposit) with maturities of three months or less at the date of purchase.

Money-market funds reflect their published net asset value and are classified as Level 1 instruments within the fair-value hierarchy. Commercial paper and certificates of deposit are generally valued using published interest rates for instruments with similar terms and maturities, and accordingly, are classified as Level 2 instruments within the fair-value hierarchy. At December 31, 2010, the average remaining maturity of the cash equivalents was less than one month. Based on their short maturities, the carrying amount of the cash equivalents approximates their fair value.

Con-way holds one auction-rate security, which is valued with an income approach that utilizes a discounted cash flow model. The following table summarizes the change in fair values of Con-way’s auction-rate security, which was valued using Level 3 inputs:

Auction-Rate Security
(Dollars in thousands)

Balance at December 31, 2007	$—
Transfer in from Level 2	7,500
Unrealized loss	(788)

Balance at December 31, 2008	$6,712
Unrealized gain	379
Partial redemption	(400)

Balance at December 31, 2009	$6,691
Unrealized gain	48
Partial redemption	(700)

Balance at December 31, 2010	$6,039

For the periods presented, the fair value of Con-way’s auction-rate security varied due primarily to changes in interest-rate benchmarks. Con-way has recorded a cumulative $0.4 million decline in the carrying value of the auction-rate security with an equal and offsetting unrealized loss in accumulated other comprehensive loss in shareholders’ equity. Con-way has evaluated the unrealized loss and concluded that the decline in fair value is not other-than-temporary.

Non-financial Assets Measured at Fair Value on a Recurring Basis

Con-way measured the fair value of its reporting units with goodwill as part of a goodwill impairment test. The inputs used to measure the fair value of the reporting units were within Level 3 of the fair-value hierarchy. The fair-value methods applied by Con-way are more fully discussed in Note 2, “Goodwill and Intangible Assets.”

6.	Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2010	2009
	(Dollars in thousands)

Wages and salaries	$34,732	$30,856
Employee benefits	34,683	34,534
Compensated absences	32,547	40,214
Variable compensation	27,073	18,805
Taxes other than income taxes	20,517	22,144
Interest	17,750	20,516
Other	35,929	43,247

Total accrued liabilities	$203,231	$210,316

7.	Debt and Other Financing Arrangements

Long-term debt consisted of the following:

	December 31,
	2010	2009
	(Dollars in thousands)

8 7/8% Notes due 2010 (interest payable semi-annually)	$—	$200,000
Fair market value adjustment	—	2,166
Discount	—	(61)

	—	202,105

Promissory note, 2.61%, due 2011 (interest paid quarterly)	1,400	1,400

7.25% Senior Notes due 2018 (interest payable semi-annually)	425,000	425,000

6.70% Senior Debentures due 2034 (interest payable semi-annually)	300,000	300,000
Discount	(6,785)	(6,899)

	293,215	293,101

	719,615	921,606
Less current maturities	(1,400)	(202,105)

Long-term debt	$718,215	$719,501

Revolving Credit Facility:  In November 2010, Con-way entered into a four-year $325 million unsecured revolving credit facility that replaced the existing $400 million facility. The new revolving facility, which terminates on November 4, 2014, is available for cash borrowings and issuance of letters of credit. At December 31, 2010, no cash borrowings were outstanding under the credit facility; however, $182.2 million of letters of credit were outstanding, leaving $142.8 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions to borrowing. The letters of credit outstanding at December 31, 2010 provided collateral for Con-way’s self-insurance programs.

Under the agreement, standby letter of credit fees are equal to a margin that is dependent upon Con-way’s leverage ratio, and cash borrowings bear interest at a rate based upon LIBOR or the lead bank’s base rate, in each case plus a margin dependent on Con-way’s leverage ratio. The credit facility fee ranges from 0.25% to 0.45% applied to the total facility of $325 million based on Con-way’s leverage ratio. The revolving facility is guaranteed by certain of Con-way’s material domestic subsidiaries and contains two financial covenants: (i) a leverage ratio and (ii) a fixed-charge coverage ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) the incurrence of additional subsidiary indebtedness.

Other Credit Facilities and Short-term Borrowings:  At December 31, 2010, Con-way had $24.9 million of bank guarantees, letters of credit and overdraft facilities outstanding under other credit facilities.

Con-way had short-term borrowings of $18.6 million and $10.3 million at December 31, 2010 and 2009, respectively. Excluding the non-interest bearing borrowings described below, the weighted-average interest rate on the short-term borrowings was 4.9% at December 31, 2010 and December 31, 2009.

Of the short-term borrowings outstanding at December 31, 2010 and 2009, non-interest bearing borrowings of $4.9 million and $3.9 million, respectively, related to a credit facility that Menlo Worldwide Logistics utilizes for one of its logistics contracts. Borrowings under the facility related to amounts the financial institution paid to vendors on behalf of Menlo Worldwide Logistics.

8 7/8% Notes due 2010:   Con-way repaid the $200.0 million outstanding in May 2010.

7.25% Senior Notes due 2018:  The 7.25% Senior Notes bear interest at a rate of 7.25% per year, payable semi-annually on January 15 and July 15 of each year. Con-way may redeem the 7.25% Senior Notes, in whole or in part, on not less than 30 nor more than 60-days notice, at a redemption price equal to the greater of (i) the principal amount being redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, discounted at the redemption date on a semi-annual basis at the rate payable on a Treasury note having a comparable maturity plus 50 basis points. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, and (ii) consolidations, mergers and asset sales. Including amortization of underwriting fees and related debt costs, interest expense on the 7.25% Senior Notes due 2018 is recognized at an annual effective interest rate of 7.37%.

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

Other:  The aggregate annual maturities of long-term debt for the next five years ending December 31 are $1.4 million in 2011. Following 2011, Con-way does not have any principal payments due until 2018.

As of December 31, 2010 and 2009, the estimated fair value of long-term debt was $790 million and $970 million, respectively. Fair values were estimated based on current rates offered for debt with similar terms and maturities.

8.	Leases

Con-way and its subsidiaries are obligated under non-cancelable leases for certain facilities, equipment and vehicles. Certain leases also contain provisions that allow Con-way to extend the leases for various renewal periods.

In 2010 and 2009, Con-way acquired tractors for Con-way Freight and Con-way Truckload under various capital-lease agreements with lease terms ranging from three to five years and extending into 2015. Under the agreements, Con-way guarantees the residual value of the tractors at the end of the lease term. The stated amounts of the residual-value guarantees have been included in the minimum lease payments below.

A portion of the capital-lease agreements relates to tractors that were previously owned by Con-way Truckload. Under sale-leaseback arrangements involving these tractors, Con-way received sale proceeds of $20.4 million in 2010 and $17.3 million in 2009.

In connection with the capital leases, Con-way reported $105.6 million and $50.0 million of revenue equipment and $13.8 million and $0.7 million of accumulated depreciation in the consolidated balance sheets at December 31, 2010 and 2009, respectively.

Future minimum lease payments with initial or remaining non-cancelable lease terms in excess of one year, at December 31, 2010, were as follows:

	Capital Leases	Operating Leases
	(Dollars in thousands)

Year ending December 31:
2011	$21,660	$73,957
2012	25,987	53,235
2013	23,055	34,536
2014	20,046	20,105
2015	11,849	13,350
Thereafter (through 2020)	—	26,095

Total minimum lease payments	102,597	$221,278

Amount representing interest	(8,188)

Present value of minimum lease payments	94,409
Current maturities of obligation under capital leases	(18,674)

Long-term obligations under capital leases	$75,735

Future minimum lease payments in the table above are net of $4.8 million of sublease income expected to be received under non-cancelable subleases.

In June 2008, Menlo Worldwide Logistics entered into agreements to sell and lease back two warehouses located in Singapore. In connection with the sale of the warehouses, Menlo Worldwide Logistics received $40.4 million. The remaining unamortized gain, $14.9 million at December 31, 2010, is classified as a deferred credit in the consolidated balance sheets and will be amortized as a reduction to lease expense over the ten-year term of the leases. Each lease contains an option to renew for an additional five-year term. Future minimum payments associated with these leases are included in the table above.

Rental expense for operating leases comprised the following:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Minimum rentals	$118,838	$103,925	$97,458
Sublease rentals	(1,526)	(4,681)	(3,864)

	$117,312	$99,244	$93,594

9.	Income Taxes

The components of the provision for income taxes were as follows:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Current provision (benefit)
Federal	$(52,792)	$7,849	$20,040
State and local	179	624	5,772
Foreign	1,589	2,237	3,418

	(51,024)	10,710	29,230

Deferred provision (benefit)
Federal	63,509	5,541	42,757
State and local	2,533	(262)	2,949
Foreign	(2,446)	1,489	(5,442)

	63,596	6,768	40,264

	$12,572	$17,478	$69,494

Income taxes have been provided for foreign operations based upon the various tax laws and rates of the countries in which operations are conducted. The components of income (loss) before income taxes were as follows:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

U.S. sources	$30,706	$(94,089)	$184,068
Non-U.S. sources	(14,149)	3,820	(49,151)

	$16,557	$(90,269)	$134,917

Con-way’s income tax provision varied from the amounts calculated by applying the U.S. statutory income tax rate to the pretax income (loss) as shown in the following reconciliation:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Federal statutory tax rate of 35%	$5,795	$(31,594)	$47,221
State income tax, net of federal income tax benefit	2,607	(676)	7,136
Foreign taxes in excess of (less than) U.S. statutory rate	(1,606)	2,388	2,310
Non-deductible operating expenses and tax-exempt income	878	2,231	2,260
Creditable foreign tax, net of foreign tax credits	631	246	1,383
Non-deductible goodwill impairment and write-down of an acquisition-related receivable	5,745	47,185	12,869
Fuel tax credit	(4,054)	(3,123)	(2,853)
Other, net	2,576	821	(832)

Income tax provision	$12,572	$17,478	$69,494

The components of deferred tax assets and liabilities related to the following:

	December 31,
	2010	2009
	(Dollars in thousands)

Deferred tax assets
Employee benefits	$163,119	$198,987
Self-insurance accruals	42,950	40,085
Capital-loss carryforwards	92	1,223
Operating-loss carryforwards	15,636	8,295
Tax-credit carryforwards	6,259	5,878
Share-based compensation	12,650	10,864
Other	18,149	18,615
Valuation allowance	(12,749)	(11,179)

	246,106	272,768

Deferred tax liabilities
Property, plant and equipment	249,071	240,416
Prepaid expenses	23,814	22,636
Revenue	7,562	6,538
Other	5,658	6,377

	286,105	275,967

Net deferred tax liability	$(39,999)	$(3,199)

Deferred tax assets and liabilities in the consolidated balance sheets are classified as current or non-current based on the related asset or liability creating the deferred tax. Deferred taxes not related to a specific asset or liability are classified based on the estimated period of reversal.

Con-way recorded valuation allowances of $12.7 million and $11.2 million as of December 31, 2010 and 2009, respectively, against deferred tax assets principally associated with capital losses, net operating losses and tax credits, as management concluded that these assets fail to meet the more-likely-than-not threshold for realization. For all other deferred tax assets, management believes it is more likely than not that the results of future operations will generate taxable income of a sufficient amount and type to realize these deferred tax assets.

Income tax receivables of $41.2 million and $2.7 million were included in other accounts receivable in Con-way’s consolidated balance sheets at December 31, 2010 and 2009, respectively.

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was signed into law. This new law contains a provision that allows for 100% bonus depreciation on certain capital expenditures incurred between September 9, 2010 and December 31, 2011. As a result of this provision, Con-way will be able to deduct a substantial portion of its 2011 capital expenditures in 2011.

At December 31, 2010, Con-way had $15.6 million of operating-loss carryforwards and $6.3 million of tax-credit carryforwards, which are available to reduce federal, state and foreign income taxes in future years. These deferred tax assets have been reduced by a valuation allowance of $11.7 million based on Con-way’s current uncertainty over whether it will generate sufficient state and foreign taxable income to fully utilize these carryforwards.

The cumulative undistributed earnings of Con-way’s foreign subsidiaries (approximately $38.8 million at December 31, 2010), which if remitted, are subject to withholding tax, have been indefinitely reinvested in the respective foreign subsidiaries’ operations until it becomes advantageous for tax or foreign exchange reasons to remit these earnings. Therefore, no withholding or U.S. taxes have been provided on this amount. The amount of withholding tax that would be payable on remittance of the undistributed earnings would be approximately $2 million.

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

During 2009, the estimate decreased to $22.0 million (including $7.2 million of accrued interest and penalties), due primarily to settlements with state taxing authorities. During 2010, the estimate decreased to $15.9 million (including $6.1 million of accrued interest and penalties), and are due primarily to foreign tax settlements and the lapse of statute of limitations.

At December 31, 2010 and 2009, Con-way estimated that $8 million and $12 million, respectively, of the unrecognized tax benefits, if recognized, would change the effective tax rate. In 2010, $0.6 million of interest and penalties were included in income tax expense, and in 2009, $0.1 million of interest and penalties were included in income tax expense.

The following summarizes the changes in the unrecognized tax benefits during the year, excluding interest and penalties:

(Dollars in
thousands)

Balance at December 31, 2008	$17,076
Gross increases — prior-period tax positions	2,310
Gross decreases — prior-period tax positions	(1,679)
Gross increases — current-period tax positions	715
Settlements	(2,852)
Lapse of statute of limitations	(752)

Balance at December 31, 2009	14,818
Gross increases — prior-period tax positions	140
Gross decreases — prior-period tax positions	(1,684)
Gross increases — current-period tax positions	358
Settlements	(2,234)
Lapse of statute of limitations	(1,595)

Balance at December 31, 2010	$9,803

Con-way is subject to examination for federal income taxes for 2005 to 2010. The Internal Revenue Service (“IRS”) has issued a Revenue Agent’s Report for tax years 2005 through 2007 proposing certain adjustments, one of which relates primarily to the treatment of certain payments to retirees and former employees of MWF by Con-way after the sale of MWF to United Parcel Service, Inc. in 2004. Con-way disagrees with this proposed adjustment and is contesting it through the IRS administrative appeals process. Con-way met with the IRS Appeals Division in 2010. If Con-way cannot settle the matter through the IRS appeals process, Con-way will litigate. Con-way anticipates that the appeals process and any litigation could take an extended period of time to resolve. Although the timing of income tax audit resolution and negotiation with taxing authorities is highly uncertain, Con-way does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next 12 months. Con-way believes that it has provided adequate reserves related to all matters contained in tax periods open to examination. However, should Con-way experience an unfavorable outcome in this matter, it could have a material effect on its financial condition, results of operations and cash flows.

Con-way is also subject to examination by state, local, and foreign jurisdictions for 2003 to 2010. Con-way is currently under audit in numerous state and foreign tax jurisdictions, and management expects that, in the next 12 months, it is reasonably possible that the total of unrecognized tax benefits will decrease in the range of $1.6 million to $3.7 million, primarily due to settlement agreements Con-way expects to reach with various tax authorities and lapses of statute of limitations.

10.	Shareholders’ Equity

Accumulated Other Comprehensive Loss:  Con-way reports all changes in equity, except those resulting from investment by owners and distribution to owners, as comprehensive income (loss) in the statements of consolidated shareholders’ equity. The following is a summary of the components of accumulated other comprehensive loss:

	December 31,
	2010	2009
	(Dollars in thousands)

Accumulated foreign currency translation adjustments	$(445)	$468
Unrealized loss on available-for-sale security, net of deferred tax benefit of $141 and $160, respectively	(220)	(249)
Employee benefit plans, net of deferred tax benefit of $182,366 and $150,802, respectively	(279,229)	(235,741)

Accumulated other comprehensive loss	$(279,894)	$(235,522)

Common Stock Offering:  In May 2010, Con-way sold 4,300,000 shares of repurchased common stock (also referred to as treasury stock) in an underwritten public offering at a price of $35.00 per share. The net proceeds from the offering were $143.3 million after deducting the underwriting discount and direct costs. The $42.8 million difference between the net proceeds and the $186.1 million historical cost of the treasury stock was recorded as a reduction to retained earnings in common shareholders’ equity.

Series B Preferred Stock:  In 1989, the Board of Directors designated a series of 1,100,000 preferred shares as Series B Cumulative Convertible Preferred Stock, $.01 stated value, which was held by the primary defined contribution retirement plan. The preferred stock earned an annual dividend of $12.93 per share that was used to pay debt service on the related retirement plan debt. Dividends on these preferred shares were deductible for income tax purposes and, accordingly, are reflected net of their tax benefits in the statements of consolidated operations.

In the second quarter of 2009, Con-way exercised its right to redeem all shares of its preferred stock that were outstanding on June 30, 2009. Each share of preferred stock was converted into common stock at a rate equal to the number of shares of common stock that could be purchased for $152.10. Accordingly, $93.8 million or 2,202,937 shares of treasury stock were issued to convert and redeem $75.0 million or 493,220 shares of outstanding preferred stock. The $18.8 million difference between the historical cost of the treasury stock and the converted preferred stock was recorded as a reduction to additional paid-in capital in common shareholder’s equity. Also on the redemption date, $4.0 million or 93,636 shares of treasury stock were used to pay the common-stock equivalent of the then-accrued $3.2 million cash dividend on preferred stock, with the $0.8 million difference recorded as a reduction to additional paid-in capital in common shareholders’ equity.

11.	Employee Benefit Plans

In the periods presented, certain employees of Con-way and its subsidiaries in the U.S. were covered under several retirement benefit plans, including defined benefit pension plans, defined contribution retirement plans and a postretirement medical plan. Con-way’s defined benefit pension plans include “qualified” plans that are eligible for certain beneficial treatment under the Internal Revenue Code (“IRC”), as well as “non-qualified” plans that do not meet IRC criteria.

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

Benefits

Effective April 30, 2009, Con-way amended the Primary DB Plan and the Supplemental DB Plan to permanently curtail benefits associated with future increases in employee compensation. Prior to the amendment, future retirement benefits considered participants’ eligible compensation increases through 2016. As a result of the April 2009 amendment and an earlier amendment in January 2007, no additional benefits accrue under these plans and already-accrued benefits will not be adjusted for future increases in compensation. In connection with the curtailments, Con-way re-measured its plan-related assets and liabilities as of April 30, 2009.

Plan Assets

Investment Policies and Strategies

Assets of the Qualified Pension Plans are managed to long-term strategic allocation targets that seek to mitigate investment risk by investing across asset classes. Those targets are developed by analyzing a variety of diversified asset-class combinations in conjunction with the projected liability, costs and liability duration of the Qualified Pension Plans. Asset allocation studies are conducted as needed and the targets are reviewed to determine if adjustments are required. In 2010, Con-way changed its allocation targets to lower the percentage of investments in equity securities and increase the percentage of investments in fixed- income securities. Once allocation percentages are established, the portfolio is periodically rebalanced to those targets.

Con-way’s current overall investment strategy is to achieve a mix of approximately 55 percent of investments in equity securities, 42 percent in fixed-income securities and 3 percent in real estate. The target allocations for equity securities include 27 percent in U.S. large companies, 8 percent in U.S. small companies and 20 percent in international companies. Investments in equity securities are allocated between growth- and value-style investment strategies and are diversified across industries and investment managers. Investments in fixed-income securities consist primarily of high-quality U.S. corporate debt instruments in a variety of industries. Con-way’s investments in equity and fixed-income securities consist of individual securities held in managed separate accounts as well as commingled investment funds.

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

Con-way’s investment policies do not allow the investment managers to use market-timing strategies or financial derivative instruments to manage risk, except for financial futures and options or other instruments that are specifically approved by the Con-way Inc. Administrative Committee, or its designated representative. Generally, the investment managers are prohibited from short selling, trading on margin, and trading commodities, warrants or other options, except when acquired as a result of the purchase of another security, or in the case of options, when sold as part of a covered position. Con-way’s investment policies also restrict the investment managers from accumulating concentrations by issuer, country or industry segment.

The assumption of 8.0% for the overall expected long-term rate of return in 2011 was developed using asset allocation, return, risk (defined as standard deviation), and correlation expectations. The return expectations are created using long-term historical returns and current market expectations for inflation, interest rates and economic growth.

Categories and Fair-Value Measurements of Plan Assets

The following table summarizes the fair value of Con-way’s pension plan assets within the fair-value hierarchy:

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Cash and cash equivalents
Short-term investment fund[a]	$17,356	$—	$17,356	$—
Equity
U.S. large companies
S&P 500 index fund[a]	113,869	—	113,869	—
Growth[b]	123,153	123,153	—	—
Value[b]	145,553	145,553	—	—
U.S. small companies
Growth[b]	43,793	43,793	—	—
Value[b]	68,986	68,986	—	—
International
Growth[b]	84,069	84,069	—	—
Value fund[a]	95,240	—	95,240	—
Fixed-income securities
U.S. long-term debt instruments[c]	247,968	25,859	222,109	—
Low-duration fund[d]	85,659	85,659	—	—
Real estate
Private fund[e]	29,553	—	—	29,553
Real estate investment trust index fund[a]	18,014	—	18,014	—

Total	$1,073,213	$577,072	$466,588	$29,553

	December 31, 2009
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents
Short-term investment fund[a]	$21,926	$—	$21,926	$—
Equity
U.S. large companies
S&P 500 index fund[a]	122,255	—	122,255	—
Growth[b]	128,522	128,522	—	—
Value[b]	117,550	117,550	—	—
U.S. small companies
Growth[b]	35,082	35,082	—	—
Value[b]	57,757	57,757
International
Growth[b]	73,843	73,843	—	—
Value fund[a]	90,257	—	90,257	—
Fixed-income securities
U.S. long-term debt instruments[c]	212,877	—	212,877	—
Real estate
Private fund[e]	27,323	—	—	27,323
Real estate investment trust index fund[a]	14,884	—	14,884	—

Total	$902,276	$412,754	$462,199	$27,323

[a]	These funds are not publicly traded and do not have readily determinable fair values. Accordingly, they are valued at their net asset value per share. The underlying investments in the funds consist primarily of publicly traded securities with quoted market prices.

[b]	Publicly traded equity securities are valued at their closing market prices.

[c]	Corporate-debt instruments are generally valued using observable bid-ask spreads or broker-provided pricing.

[d]	The low-duration fund is valued at its published net asset value per share.

[e]	The fair value of the private real estate fund is based on the fair values of the underlying assets, which consist of commercial and residential properties valued using periodic appraisals.

The following table summarizes the change in fair value for pension assets valued using Level 3 inputs:

Private Real
Estate Fund
(Dollars in thousands)

Balance at December 31, 2008	$37,159
Actual return on plan assets:
Relating to assets still held at the reporting date	(9,836)

Balance at December 31, 2009	$27,323
Actual return on plan assets:
Relating to assets still held at the reporting date	2,230

Balance at December 31, 2010	$29,553

Funding

Con-way’s funding practice is to evaluate its tax and cash position and the Qualified Pension Plans’ funded status to maximize the tax deductibility of its contributions for the year. Con-way estimates that will make between $35 million and $50 million of contributions to its Qualified Pension Plans in 2011; however, this could change based on variations in interest rates, asset returns, Pension Protection Act requirements and other factors.

Funded Status of Defined Benefit Pension Plans

The following table reports the changes in the projected benefit obligation, the fair value of plan assets and the determination of the amounts recognized in the consolidated balance sheets for Con-way’s defined benefit pension plans at December 31:

			Non-Qualified
	Qualified Pension Plans		Pension Plans
	2010	2009	2010	2009
	(Dollars in thousands)

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,166,176	$1,209,638	$66,847	$73,837
Interest cost on projected benefit obligation	69,136	69,857	3,879	4,203
Actuarial loss (gain)	118,385	(17,800)	4,155	(5,974)
Benefits paid	(39,047)	(36,905)	(4,947)	(4,838)
Plan curtailment	—	(58,614)	—	(381)

Projected and accumulated benefit obligation at end of year	$1,314,650	$1,166,176	$69,934	$66,847

Change in plan assets:
Fair value of plan assets at beginning of year	$902,276	$744,970	$—	$—
Actual return on plan assets	116,223	176,911	—	—
Con-way contributions	93,761	17,300	—	—
Benefits paid	(39,047)	(36,905)	—	—

Fair value of plan assets at end of year	$1,073,213	$902,276	$—	$—

Funded status of the plans	$(241,437)	$(263,900)	$(69,934)	$(66,847)

Amounts recognized in the balance sheet consist of:
Current liabilities	$—	$—	$(4,757)	$(4,693)
Long-term liabilities	(241,437)	(263,900)	(65,177)	(62,154)

Net amount recognized	$(241,437)	$(263,900)	$(69,934)	$(66,847)

Plans with a projected and accumulated benefit obligation in excess of plan assets:
Projected and accumulated benefit obligation	$1,290,483	$1,141,053	$69,934	$66,847
Fair value of plan assets	1,040,882	871,745	—	—
Weighted-average assumptions as of December 31:
Discount rate	5.55%	6.05%	5.55%	6.05%

The amounts included in accumulated other comprehensive loss that have not yet been recognized in net periodic benefit expense, consist of the following:

			Non-Qualified
	Qualified Pension Plans		Pension Plans
	2010	2009	2010	2009
	(Dollars in thousands)

Actuarial loss	$(444,663)	$(376,533)	$(24,512)	$(20,745)
Deferred tax	173,419	146,848	9,560	8,091

	$(271,244)	$(229,685)	$(14,952)	$(12,654)

The actuarial loss for the Qualified Pension Plans and the Non-Qualified Pension Plans that will be amortized from accumulated other comprehensive loss during 2011 is $11.0 million and $0.6 million, respectively.

Net periodic benefit expense (income) and amounts recognized in other comprehensive income or loss for the years ended December 31 includes the following:

	Qualified Pension Plans			Non-Qualified Pension Plans
	2010	2009	2008	2010	2009	2008
	(Dollars in thousands)

Net periodic benefit expense (income):
Interest cost on benefit obligation	$69,136	$69,857	$70,619	$3,879	$4,203	$4,477
Expected return on plan assets	(75,039)	(60,527)	(96,965)	—	—	—
Amortization of actuarial loss (gain)	9,071	17,235	(3,174)	452	(2,366)	1,911

Net periodic benefit expense (income)	$3,168	$26,565	$(29,520)	$4,331	$1,837	$6,388

Amounts recognized in other comprehensive income or loss
Actuarial loss (gain)	$77,201	$(192,798)	$590,053	$4,219	$(6,419)	$4,079
Amortization of actuarial loss (gain)	(9,071)	(17,235)	3,174	(452)	2,366	(1,911)
Deferred tax	(26,571)	81,913	(231,359)	(1,469)	1,580	(845)

Loss (gain) recognized in other comprehensive income or loss	$41,559	$(128,120)	$361,868	$2,298	$(2,473)	$1,323

Total recognized in net periodic benefit expense (income) and other comprehensive income or loss	$44,727	$(101,555)	$332,348	$6,629	$(636)	$7,711

Weighted-average assumptions:
Discount rate	6.05%	6.10%	6.60%	6.05%	6.10%	6.60%
Discount rate — curtailment	N/A	7.85%	N/A	N/A	7.85%	N/A
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%	—	—	—
Rate of compensation increase	—	—	3.90%	—	—	3.90%

Expected benefit payments for the defined benefit pension plans are summarized below. These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.

	Qualified	Non-Qualified
	Pension Plans	Pension Plans
	(Dollars in thousands)

Year ending December 31:
2011	$42,591	$4,752
2012	45,845	4,697
2013	49,101	4,774
2014	52,604	4,788
2015	56,358	4,765
2016-2020	346,033	24,137

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

Con-way’s expense under the Primary DC Plan was $36.7 million in 2010, $45.0 million in 2009 and $90.1 million in 2008. At December 31, 2010 and 2009, Con-way had accrued liabilities of $10.4 million and $10.5 million, respectively, for its contributions related to the Primary DC Plan. In the periods presented, Con-way’s contributions to the Primary DC Plan included allocations of Con-way preferred stock and contributions of cash and Con-way common stock. Effective in January 2009, the common stock contributions were made with treasury stock, rather than from open-market purchases from cash contributed by Con-way. In 2010 and 2009, Con-way used 1,130,515 shares and 733,219 shares, respectively, of treasury stock to fund $36.8 million and $23.3 million, respectively, of contributions to the Primary DC Plan.

In the second quarter of 2009, Con-way exercised its right to redeem all shares of its preferred stock that were outstanding on June 30, 2009, as more fully discussed in Note 10, “Shareholders’ Equity.” Prior to the redemption, allocation of preferred stock to participants’ accounts was based upon the ratio of the current year’s principal and interest payments to the total plan-related debt. Deferred compensation expense was recognized as the preferred shares were allocated to participants and was equivalent to the cost of the preferred shares allocated. Deferred compensation expense of $10.4 million was recognized in both 2009 and 2008.

Postretirement Medical Plan

Con-way sponsors a postretirement medical plan that provides health benefits to certain non-contractual employees at least 55 years of age with at least 10 years of service (the “Postretirement Plan”). The Postretirement Plan does not provide employer-subsidized retiree medical benefits for employees hired on or after January 1, 1993.

In March 2010, the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act, was signed into law. Certain provisions of this legislation eliminated future tax deductions for expenditures reimbursed under the Medicare Part D retiree drug subsidy program. Elimination of this tax deduction resulted in a $2.3 million income-tax charge in the first quarter of 2010. The effect from other provisions of the legislation were included in the determination of the benefit obligation at the actuarial plan measurement date on December 31, 2010, without a material impact on the liability.

The following sets forth the changes in the benefit obligation and the determination of the amounts recognized in the consolidated balance sheets for the Postretirement Plan at December 31:

	2010	2009
	(Dollars in thousands)

Change in benefit obligation:
Projected and accumulated benefit obligation at beginning of year	$89,843	$98,733
Service cost — benefits earned during the year	1,405	1,539
Interest cost on projected benefit obligation	4,832	5,578
Actuarial loss (gain)	2,354	(10,353)
Participant contributions	2,856	2,485
Plan amendments	(198)	—
Benefits paid	(8,099)	(8,139)

Projected and accumulated benefit obligation at end of year	$92,993	$89,843

Funded status of the plan	$(92,993)	$(89,843)

Amounts recognized in the balance sheet consist of :
Current liabilities	$(6,763)	$(7,407)
Long-term liabilities	(86,230)	(82,436)

Net amount recognized	$(92,993)	$(89,843)

Discount rate assumption as of December 31	5.00%	5.65%

The amounts included in accumulated other comprehensive loss that have not yet been recognized in net periodic benefit expense consist of the following:

	2010	2009
	(Dollars in thousands)

Actuarial gain	$3,867	$6,221
Prior-service credit	3,998	5,002
Deferred tax	(778)	(4,377)

	$7,087	$6,846

During 2011, prior-service credits of $1.2 million will be amortized from accumulated other comprehensive loss.

Net periodic benefit expense and amounts recognized in other comprehensive income or loss for the years ended December 31 includes the following:

	2010	2009	2008
	(Dollars in thousands)

Net periodic benefit expense:
Service cost — benefits earned during the year	$1,405	$1,539	$2,283
Interest cost on benefit obligation	4,832	5,578	6,771
Net amortization and deferral	(1,202)	(1,222)	(49)

Net periodic benefit expense	$5,035	$5,895	$9,005

Amounts recognized in other comprehensive income or loss:
Actuarial gain	$2,354	$(10,353)	$(8,926)
Plan amendments	(198)	—	—
Amortization of actuarial loss	—	—	(1,173)
Amortization of prior-service credit	1,202	1,222	1,222
Deferred tax	(3,599)	3,561	3,462

Gain recognized in other comprehensive income or loss	$(241)	$(5,570)	$(5,415)

Total recognized in net periodic benefit expense and other comprehensive income or loss	$4,794	$325	$3,590

Discount rate assumption at December 31:	5.65%	6.38%	6.25%

Expected benefit payments, which reflect expected future service, as appropriate, are summarized below. These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.

Benefit Payments
(Dollars in thousands)

Year ending December 31:
2011	$6,655
2012	6,826
2013	7,081
2014	7,369
2015	7,610
2016-2020	40,339

The assumed health-care cost trend rates used to determine the benefit obligation are as follows:

	2010	2009

Health-care cost trend rate assumed for next year	7.80%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2027	2027

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

Con-way uses a combination of purchased insurance and self-insurance for benefit payments made under its long-term disability plan. The amount recognized as expense for Con-way’s long-term disability plan depends on premiums paid, the expected timing of benefit payments and the discount rate used to measure the present value of those future benefit payments. Con-way’s discount rate is a risk-free rate based on U.S. Treasury bonds with maturities that approximate the timing of future benefit payments. The risk-free discount rate used to measure the obligation decreased to 2.09% at December 31, 2010 from 2.57% at December 31, 2009.

Con-way’s expense associated with the long-term disability plan was $11.3 million in 2010, $9.1 million in 2009, and $16.7 million in 2008. In Con-way’s consolidated balance sheets, the long-term and current portions of the long-term disability plan obligation are reported in employee benefits and accrued liabilities, respectively. At December 31, 2010, the long-term and current portions of the obligation were $22.1 million and $11.4 million, respectively, and at December 31, 2009, the long-term and current portions of the obligation were $28.2 million and $11.4 million, respectively.

Cost-Reduction Actions

In response to economic conditions, in March 2009 Con-way announced several measures to reduce costs and conserve cash, as detailed below. The measures announced in March 2009 substantially consisted of the suspension or curtailment of employee benefits and a reduction in salaries and wages.

Salaries and Wages

Effective in March 2009, the salaries and wages of certain employees were reduced by 5%, including corporate and shared-services employees and those at the Con-way Freight and Road Systems business units. Effective in January 2010, Con-way restored one-half of the salary and wage reductions. Con-way restored the remaining one-half of salary and wage reductions effective in January 2011.

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

12.	Share-Based Compensation

Under terms of its share-based compensation plans, Con-way grants various types of share-based compensation awards to employees and directors. The plans provide for awards in the form of stock options, nonvested stock (also known as restricted stock), performance-share plan units and stock appreciation rights (“SARs”).

Con-way recognizes expense on a straight-line basis over the shorter of (1) the requisite service period stated in the award or (2) the period from the grant date of the award up to the employee’s retirement-eligibility date if the award contains an accelerated-vesting provision. The following expense was recognized for share-based compensation:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Salaries, wages and employee benefits	$15,020	$11,090	$6,720
Deferred income tax benefit	(5,803)	(4,262)	(2,571)

Net share-based compensation expense	$9,217	$6,828	$4,149

As a result of executive severances in the third-quarter of 2010, Con-way modified the terms of outstanding awards for four executives. The modification resulted in the immediate vesting of certain awards and, as a result, Con-way recognized $1.1 million of expense.

The fair value of each stock option and SAR grant is estimated using the Black-Scholes option-pricing model, which considers the risk-free interest rate, and the expected award term, volatility and dividend yield. The risk-free interest rate is determined using the U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the award. The expected term of the award is derived from a binomial lattice model, and is based on the historical rate of voluntary exercises, post-vesting terminations and volatility. Expected volatility is based on the historical volatility of Con-way’s common stock over the most recent period equal to the expected term of the award.

At December 31, 2010, Con-way had 2,785,354 common shares available for the grant of stock options, nonvested stock or other share-based compensation under its equity plans.

Stock Options

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

The following table summarizes stock-option activity for 2010:

		Weighted-
		Average
	Number of	Exercise
	Options	Price

Outstanding at December 31, 2009	2,921,557	$35.95
Exercised	(165,480)	20.90
Expired or cancelled	(170,692)	43.59

Outstanding at December 31, 2010	2,585,385	$36.41

Exercisable at December 31, 2010	1,880,727	$40.76

	Outstanding	Exercisable

Weighted-average remaining contractual term	6.18 years	5.72 years
Aggregate intrinsic value (in thousands)	$15,601	$6,283

The aggregate intrinsic value reported in the table above represents the total pretax value, based on Con-way’s closing common stock price of $36.57 at December 31, 2010 that would have been received by employees and directors had all of the holders exercised their in-the-money stock options on that date.

In 2010, 2009 and 2008, the aggregate intrinsic value of exercised options was $1.9 million, $2.0 million and $5.4 million, respectively. The total amount of cash received from the exercise of options in 2010, 2009 and 2008 was $3.5 million, $4.2 million and $10.1 million, respectively, and the related tax benefit realized from the exercise of options was $0.8 million, $0.8 million and $2.1 million, respectively.

The total unrecorded deferred compensation cost of stock options, net of forfeitures, was $1.5 million, which is expected to be recognized over a weighted-average period of 0.80 years.

The following is a summary of the weighted-average assumptions used in the Black-Scholes option-pricing model and the calculated weighted-average grant-date fair value:

	2009	2008

Estimated fair value	$5.83	$10.47
Risk-free interest rate	2.0%	2.8%
Expected term (years)	4.30	4.00
Expected volatility	39%	27%
Expected dividend yield	1.97%	0.91%

Nonvested Stock

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

The following table summarizes nonvested stock activity for 2010:

		Weighted-
		Average
	Number of	Grant-Date
	Awards	Fair Value

Outstanding at December 31, 2009	605,935	$27.52
Awarded — Employees	321,780	29.81
Awarded — Directors	16,708	33.48
Vested	(109,882)	32.94
Forfeited	(66,029)	26.37

Outstanding at December 31, 2010	768,512	$27.93

The total fair value of nonvested stock that vested in 2010, 2009 and 2008 was $3.3 million, $1.4 million and $2.4 million, respectively, based on Con-way’s closing common stock price on the vesting date. The total unrecorded deferred compensation cost of shares of nonvested stock, net of forfeitures, was $9.2 million, which is expected to be recognized over a weighted-average period of 1.39 years.

Stock Appreciation Rights

In 2010, Con-way awarded cash-settled SARs to eligible employees. The SARs were granted at the stock price on the grant date and have a three-year graded-vesting term. The awards provide for accelerated vesting if the employee ceases employment due to retirement, death, disability, or a change in control (as defined in the SAR agreement). The SARs are liability-classified awards and, as a result, Con-way re-measures the fair value of the awards each reporting period until the awards are settled. During the vesting period, compensation cost is recognized based on the proportionate amount of service rendered to date. Con-way will recognize any changes in fair value after the vesting period as compensation cost in the current period. The ultimate expense recognized for the SARs is equal to the intrinsic value at settlement. Con-way’s accrued liability of $2.9 million for cash-settled SARs was determined using a weighted-average fair value of $16.41 per SAR at December 31, 2010.

The following table summarizes SAR activity for 2010:

		Weighted-
	Number of	Average
	Rights	Exercise Price

Outstanding at December 31, 2009	—	$—
Granted	694,033	28.92
Exercised	(28,137)	28.92
Expired or cancelled	(38,150)	28.92

Outstanding at December 31, 2010	627,746	$28.92

Exercisable at December 31, 2010	21,339	$28.92

	Outstanding	Exercisable

Weighted-average remaining contractual term	9.12 years	9.12 years
Aggregate intrinsic value (in thousands)	$4,802	$163

The aggregate intrinsic value reported in the table above represents the total pretax value, based on Con-way’s closing common stock price of $36.57 at December 31, 2010 that would have been received by employees and directors had all of the holders exercised their in-the-money SARs on that date. In 2010, Con-way paid $0.1 million to settle exercised SARs and realized a tax benefit of $0.1 million. The total unrecorded deferred compensation cost of SARs, net of forfeitures, was $6.2 million, which is expected to be recognized over a weighted-average period of 2.00 years.

The following is a summary of the weighted-average assumptions used in the Black-Scholes option-pricing model and the calculated weighted-average grant-date fair value:

2010

Estimated fair value	$10.78
Risk-free interest rate	2.4%
Expected term (years)	4.30
Expected volatility	48%
Expected dividend yield	1.38%

13.	Commitments and Contingencies

Purchase Obligations

In connection with its outsourcing initiative, Con-way entered into agreements with third-party service providers in the first quarter of 2010. Payments to the third-party providers are estimated to be $240 million between 2011 and 2016, when the agreements are expected to expire. The payments under the terms of the agreements are subject to change depending on the quantities and types of services consumed. The estimated payments reflect amounts based on projections of services expected to be consumed. The contracts also contain provisions that allow Con-way to terminate the contract at any time; however, Con-way would be required to pay additional fees if termination is for causes other than the failure of the service providers to perform. If Con-way had elected, for convenience, to terminate the contract for the outsourced information-technology services at December 31, 2010, the termination fee would have been approximately $39 million, compared to approximately $34 million if Con-way elects to terminate the contract on December 31, 2011.

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

EWA

In February 2002, a lawsuit was filed against EWA in the District Court for the Southern District of Ohio, alleging violations of the Worker Adjustment and Retraining Notification Act (the “WARN Act”) in connection with employee layoffs and ultimate terminations due to the August 2001 grounding of EWA’s airline operations and the shutdown of the airline operations in December 2001. The court subsequently certified the lawsuit as a class action on behalf of affected employees laid off between August 11 and August 15, 2001. The WARN Act generally requires employers to give 60-days notice, or 60-days pay and benefits in lieu of notice, of any shutdown of operations or mass layoff at a site of employment. The lawsuit was tried in early January 2009, and on September 28, 2009, the court issued its decision in favor of EWA. The Plaintiffs appealed the judgment and the District Court’s decision was affirmed on February 16, 2011.

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

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Revenues before Inter-segment Eliminations
Freight	$3,075,064	$2,623,989	$3,071,015
Logistics	1,477,988	1,331,894	1,511,979
Truckload	569,741	564,071	665,717
Other	52,890	20,442	47,041
Inter-segment Revenue Eliminations	(223,683)	(271,157)	(258,935)

	$4,952,000	$4,269,239	$5,036,817

Inter-segment Revenue Eliminations
Freight	$49,027	$49,689	$55,056
Logistics	18,768	5,881	368
Truckload	108,631	198,949	160,516
Other	47,257	16,638	42,995

	$223,683	$271,157	$258,935

Revenues from External Customers
Freight	$3,026,037	$2,574,300	$3,015,959
Logistics	1,459,220	1,326,013	1,511,611
Truckload	461,110	365,122	505,201
Other	5,633	3,804	4,046

	$4,952,000	$4,269,239	$5,036,817

Operating Income (Loss)
Freight	$28,908	$51,258	$165,169
Logistics	26,275	28,228	(23,683)
Truckload	20,844	(106,971)	52,395
Other	2,143	1,557	(1,259)

	$78,170	$(25,928)	$192,622

Depreciation and Amortization, net of Accretion
Freight	$101,391	$106,733	$116,715
Logistics	10,328	10,619	13,080
Truckload	64,109	58,891	61,831
Other	13,689	9,185	10,823

	$189,517	$185,428	$202,449

Capital Expenditures
Freight	$127,415	$13,070	$149,382
Logistics	5,490	10,758	13,298
Truckload	51,129	42,514	64,765
Other	2,462	1,865	6,985

	$186,496	$68,207	$234,430

Assets
Freight	$1,331,795	$1,252,588	$1,297,197
Logistics	291,903	282,432	331,419
Truckload	720,540	732,530	911,835
Other	599,494	628,667	531,256

	$2,943,732	$2,896,217	$3,071,707

Geographic Data

For geographic reporting, freight transportation revenues are allocated equally between the origin and destination. Revenues for contract services are allocated to the country in which the services are performed. Long-lived assets outside of the United States were immaterial for all periods presented.

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Revenues
United States	$4,665,728	$4,018,870	$4,707,990
Canada	106,331	81,351	111,292
Other	179,941	169,018	217,535

Total	$4,952,000	$4,269,239	$5,036,817

15.	Quarterly Financial Data

Con-way Inc.

Quarterly Financial Data

	March 31	June 30	September 30	December 31
	(Unaudited)
	(Dollars in thousands except per share data)

2010 — Quarter Ended
Operating Results
Revenues	$1,161,911	$1,306,263	$1,270,183	$1,213,643
Operating Income[a]	14,400	35,432	12,501	15,837
Income (Loss) from before Income Tax Provision (Benefit)	(2,914)	20,311	(1,533)	693
Income Tax Provision (Benefit)[b]	1,123	6,448	6,695	(1,694)
Net Income (Loss) Applicable to Common Shareholders	(4,037)	13,863	(8,228)	2,387
Per Common Share
Basic Earnings (Loss)
Net Income (Loss) Applicable to Common Shareholders	(0.08)	0.27	(0.15)	0.04
Diluted Earnings (Loss)
Net Income (Loss) Applicable to Common Shareholders	(0.08)	0.26	(0.15)	0.04
Market Price
High	36.74	40.34	35.35	37.10
Low	28.13	28.43	26.15	29.87
Cash Dividends	0.10	0.10	0.10	0.10
2009 — Quarter Ended
Operating Results
Revenues	$962,932	$1,056,333	$1,133,441	$1,116,533
Operating Income (Loss)[a]	(150,312)	65,966	41,134	17,284
Income (Loss) before Income Tax Provision (Benefit)	(165,825)	49,385	25,024	1,147
Income Tax Provision (Benefit)[b]	(13,476)	16,346	11,532	3,076
Net Income (Loss) Applicable to Common Shareholders	(153,966)	31,467	13,492	(1,929)

	March 31	June 30	September 30	December 31
	(Unaudited)
	(Dollars in thousands except per share data)

Per Common Share
Basic Earnings (Loss)
Net Income (Loss) Applicable to Common Shareholders	(3.35)	0.68	0.28	(0.04)
Diluted Earnings (Loss)
Net Income (Loss) Applicable to Common Shareholders	(3.35)	0.64	0.27	(0.04)
Market Price
High	27.41	35.99	48.32	39.86
Low	12.99	16.98	32.67	28.24
Cash Dividends	0.10	0.10	0.10	0.10

[a]	The comparability of Con-way’s consolidated operating income was affected by the following unusual income or expense:

•	A goodwill impairment charge of $16.4 million at Menlo Worldwide Logistics in the third quarter of 2010.

•	A goodwill impairment charge of $134.8 million at Con-way Truckload in the first quarter of 2009.

•	A change in accounting estimate at Con-way Freight, which increased the allowance for revenue adjustments and decreased both revenue and operating income by $5.4 million in the third quarter of 2009.

[b]	The comparability of Con-way’s income tax provision (benefit) was affected by the following:

•	The third quarter of 2010 reflects the non-deductible goodwill impairment charge at Menlo Worldwide Logistics.

•	The first quarter of 2009 reflects the non-deductible goodwill impairment charge at Con-way Truckload.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures.

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

In the second half of 2010, Con-way outsourced a significant portion of its information-technology infrastructure function and a small portion of its administrative and accounting functions. The outsourcing of these functions changes the performance of certain processes and internal controls over financial reporting.

(c)	Management’s Report on Internal Control Over Financial Reporting.

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

Con-way’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2010, and concluded that its internal control over financial reporting is effective. In making this assessment, management utilized the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The effectiveness of Con-way’s internal control over financial reporting as of December 31, 2010, has been audited by KMPG LLP, the independent registered public accounting firm who also audited Con-way’s consolidated financial statements included in this Annual Report on Form 10-K. The attestation report issued by KPMG LLP precedes Item 8, “Financial Statements and Supplementary Data.”

ITEM 9B.	OTHER INFORMATION

None.

PART III

Information for Items 10 through 14 of Part III of this Report appears in the Proxy Statement for Con-way’s Annual Meeting of Shareholders to be held on May 10, 2011 (the “2011 Proxy Statement”), as indicated below. For the limited purpose of providing the information required by these items, the 2011 Proxy Statement is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding members of Con-way’s Board of Directors and Code of Ethics is presented in the 2011 Proxy Statement and is incorporated herein by reference. Information regarding executive officers of Con-way is included above in Part I under the caption “Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is presented in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is presented in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions, and director independence is presented in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is presented in the 2011 Proxy Statement and is incorporated herein by reference.

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

3. EXHIBITS

Exhibits are being filed in connection with this Report and are incorporated herein by reference. The Exhibit Index on pages 78 through 81 is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Con-way Inc.
(Registrant)

/s/  Douglas W. Stotlar
Douglas W. Stotlar
President and Chief Executive Officer

February 28, 2011

/s/  Stephen L. Bruffett
Stephen L. Bruffett
Executive Vice President and Chief Financial Officer

February 28, 2011

/s/  Kevin S. Coel
Kevin S. Coel
Senior Vice President and Controller

February 28, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ W. Keith Kennedy, Jr.
W. Keith Kennedy, Jr.,
Chairman of the Board

February 28, 2011

/s/ Douglas W. Stotlar
Douglas W. Stotlar, Director

February 28, 2011

/s/ John J. Anton
John J. Anton, Director

February 28, 2011

/s/ William R. Corbin
William R. Corbin, Director

February 28, 2011

/s/ Robert Jaunich II
Robert Jaunich II, Director

February 28, 2011

/s/ Michael J. Murray
Michael J. Murray, Director

February 28, 2011

/s/ Edith R. Perez
Edith R. Perez, Director

February 28, 2011

/s/ John C. Pope
John C. Pope, Director

February 28, 2011

/s/ William J. Schroeder
William J. Schroeder, Director

February 28, 2011

/s/ Peter W. Stott
Peter W. Stott, Director

February 28, 2011

/s/ Chelsea C. White III
Chelsea C. White III, Director

February 28, 2011

INDEX TO EXHIBITS

ITEM 15(3)

Exhibit No.

(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession:
	2.1	Con-way Inc. plan for discontinuance of Con-way Forwarding (Item 2.05 to Con-way’s Report on Form 8-K filed on June 5, 2006*).
	2.2	Con-way Inc. plan for re reorganization of Con-way Freight Inc. (Item 7.01 to Con-way’s Report on Form 8-K filed on August 22, 2007*).
	2.3	Con-way Inc. Plan for reorganization of Con-way Freight Inc. (Item 2.05 to Con-way’s Report on Form 8-K filed on November 3, 2008*).
	2.4	Con-way Inc. Plan for reorganization of Con-way Freight Inc. (Item 2.05 to Con-way’s Report on Form 8-K filed on December 8, 2008*).
(3)	Articles of incorporation and by-laws:
	3.1	Con-way Inc. Certificate of Incorporation, as amended May 19, 2009 (Exhibit 3.1 to Con-way’s Form 10-Q for the quarter ended June 30, 2009*).
	3.2	Con-way Inc. By-Laws, as amended January 25, 2011 (Exhibit 99 to Con-way’s Form 8-K filed on January 27, 2011*).
(4)	Instruments defining the rights of security holders, including debentures:
	4.1	Form of Indenture between CNF Transportation Inc. and Bank One Trust Company, National Association (Exhibit 4(d)(i) to Con-way’s Form 8-K dated March 3, 2000*).
	4.2	Supplemental Indenture No. 1 dated as of April 30, 2004 to Indenture dated as of March 8, 2000 between CNF Inc. as issuer and The Bank of New York, N.A. as successor trustee, relating to 6.70% Senior Debentures due 2034 (filed as Exhibit 4.2 to Form S-4 dated June 4, 2004*).
	4.3	Form of Global 6.70% Senior Debentures due 2034 (included in Exhibit 4.2 to Form S-4 dated June 4, 2004*).
	4.4	Form of Indenture dated as of December 27, 2007 between Con-way Inc. as issuer and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.1 to Con-way’s Report on Form 8-K filed on December 27, 2007*).
	4.5	Form of 7.25% Senior Notes due 2018 (Exhibit 4.3 to Con-way’s Report on Form 8-K filed on December 27, 2007*).
	4.6	$325 million Credit Agreement dated November 4, 2010 among Con-way Inc. and various financial institutions (Exhibit 99.1 to Con-way’s Report on Form 8-K filed on November 5, 2010*).
	4.7	Subsidiary Guaranty Agreement dated as of November 4, 2010 made by Con-Way Freight, Inc., Menlo Worldwide, LLC and Transportation Resources, Inc. in favor of the banks referred to in 4.11 (Exhibit 99.2 to Con-way’s Report on Form 8-K filed November 5, 2010*).
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
(10)	Material contracts:
	10.1	Distribution Agreement between Consolidated Freightways, Inc., and Consolidated Freightways Corporation dated November 25, 1996 (Exhibit 10.34 to Con-way’s Form 10-K for the year ended December 31, 1996*).
	10.2	Employee Benefit Matters Agreement by and between Consolidated Freightways, Inc. and Consolidated Freightways Corporation dated December 2, 1996 (Exhibit 10.33 to Con-way’s form 10-K for the year ended December 31, 1996*#).
	10.3	Transition Services Agreement between CNF Service Company, Inc. and Consolidated Freightways Corporation dated December 2, 1996 (Exhibit to Con-way’s Form 10-K for the year ended December 31, 1996*).
	10.4	Tax Sharing Agreement between Consolidated Freightways, Inc., and Consolidated Freightways Corporation dated December 2, 1996 (Exhibit to Con-way’s Form 10-K for the year ended December 31, 1996*).
	10.5	Stock Purchase Agreement between CNF Inc. and Menlo Worldwide, LLC and United Parcel Service dated October 5, 2004 (Exhibit 99.1 to Con-way’s Form 8-K dated October 6, 2004*).
	10.6	Amendment No. 1 dated December 17, 2004 to the Stock Purchase Agreement between CNF Inc. and Menlo Worldwide, LLC and United Parcel Service dated October 5, 2004 (Exhibit 99.1 to Con-way’s Form 8-K dated December 21, 2004*).
	10.7	Transition Services Agreement between CNF Inc and Menlo Worldwide, LLC and United Parcel Service date October 5, 2004 (Exhibit 99.1 to Con-way’s Form 8-K dated October 6, 2004*).
	10.8	Agreement and Plan of Merger dated as of July 13, 2007, by and among the Company, Seattle Acquisition Corporation, a Missouri corporation and a wholly owned subsidiary of the Company, Transportation Resources, Inc., a Missouri corporation, the Shareholders’ Agent (as defined therein) and the Principal Shareholders (as defined therein). (Exhibit 10.1 to Con-way’s Form 10-Q for the quarter ended June 30, 2007*).
	10.9	Stock Purchase Agreement to purchase Chic Holdings Limited between Menlo Worldwide, LLC and various sellers dated September 7, 2007 (Exhibit 10.8 to Con-way’s Form 10-Q for the quarter ended September 30, 2007*).
	10.10	Settlement and Release Agreement between Con-way Inc. and Central States (Item 1.01 to Con-way’s Report on Form 8-K filed on December 31, 2008*).

Exhibit No.

	10.11	Supplemental Retirement Plan dated January 1, 1990 (Exhibit 10.31 to Con-way’s Form 10-K for the year ended December 31, 1993*#).
	10.12	Con-way Inc. Nonqualified Executive Benefit Plans Trust Agreement 2004 Restatement dated as of December 30, 2004 between Con-way Inc. and Wachovia Bank, NA (Exhibit 10.5 to Con-way’s Form 10-Q for the quarter ended March 31, 2005*#).
	10.13	Directors’ 24-Hour Accidental Death and Dismemberment Plan (Exhibit 10.32 to Con-way’s Form 10-K for the year ended December 31, 1993*#).
	10.14	Directors’ Business Travel Insurance Plan (Exhibit 10.36 to Con-way’s Form 10-K for the year ended December 31, 1993*#).
	10.15	Emery Air Freight Plan for Retirees, effective October 31, 1987 (Exhibit 4.23 to the Emery Air Freight Corporation Quarterly Report on Form 10-Q ended September 30, 1987*#).
	10.16	Separation Agreement and General Release between Con-way Freight Inc. and David S. McClimon effective September 28, 2007 (Exhibit 99 to Con-way’s Report on Form 8-K filed on October 1, 2007*#).
	10.17	Summary of Certain Compensation Arrangements (Exhibit 10.3 to Con-way’s Form 10-Q for the quarter ended March 31, 2005*#).
	10.18	Summary of Certain Compensation Arrangements (Exhibit 10.9 to Con-way’s Form 10-K for the year ended December 31, 2005*#).
	10.19	Summary of Material Executive Employee Agreements (Item 1.01 to Con-way’s Report on Form 8-K filed on June 6, 2005*#).
	10.20	Summary of Material Executive Employee Relocation Package (Item 1.01 to Con-way’s Report on Form 8-K filed on August 25, 2006*#).
	10.21	Summary of Revisions to Incentive Compensation and Value Management Plan Awards (Item 1.01(c) to Con-way’s Report on Form 8-K filed on September 29, 2006*#).
	10.22	Summary of Executive Stock Ownership Guidelines (Item 1.01(d) to Con-way’s Report on Form 8-K filed on September 29, 2006*#).
	10.23	Summary of Changes to Con-way’s Pension and Retirement Benefits Programs (Exhibit 99.1 to Con-way’s Report on Form 8-K filed on October 17, 2006*).
	10.24	Summary of Directors Stock Ownership Guidelines (Item 7.01 to Con-way’s Report on Form 8-K filed on December 7, 2006*#).
	10.25	Summary of Directors Compensation Arrangements (Item 7.01 to Con-way’s Report on Form 8-K filed on December 7, 2006*#).
	10.26	Summary of Certain Compensation Arrangements (Item 5.02 to Con-way’s Report on Form 8-K filed on January 31, 2007*#).
	10.27	Summary of Certain Compensation Agreements (Item 5.02 to Con-way’s Report on Form 8-K filed on January 30, 2008*#).
	10.28	Summary of Material Executive Relocation Package (Item 5.02 to Con-way’s Report on Form 8-K filed on May 29, 2008*#).
	10.29	Summary of Certain Compensation Agreements (Item 5.02 to Con-way’s Report on Form 8-K filed on August 14, 2008*#).
	10.30	Summary of Certain Compensation Agreements (Item 5.02 to Con-way’s Report on Form 8-K filed on January 29, 2009*#).Summary of Certain Compensation Agreements (Item 5.02 to Con-way’s Report on Form 8-K filed on February 11, 2010*#).
	10.31	Con-way Inc. Deferred Compensation Plan for Non-Employee Directors Amended and Restated December 2008 (Exhibit 10.50 to Con-way’s Form 10-K for the year ended December 31, 2008*#).
	10.32	Con-way Inc. 2005 Deferred Compensation Plan for Non-Employee Directors Amended and Restated December 2008 (Exhibit 10.51 to Con-way’s Form 10-K for the year ended December 31, 2008*#).
	10.33	Con-way Inc. Amended and Restated 2003 Equity Incentive Plan for Non-Employee Directors Amended and Restated December 2008 (Exhibit 10.49 to Con-way’s Form 10-K for the year ended December 31, 2008*#).
	10.34	Con-way Inc. 1997 Equity and Incentive Plan (2006 Amendment and Restatement) (Exhibit 99.7 to Con-way’s Report on Form 8-K filed on December 6, 2005*#).
	10.35	Con-way Inc. 2006 Equity and Incentive Plan Amended and Restated December 2008 (Exhibit 10.52 to Con-way’s Form 10-K for the year ended December 31, 2008*#).
	10.36	Amendment No. 1 to the Con-way Inc. 2006 Equity and Incentive Plan Amended and Restated December 2008 (Exhibit 99.7 to Con-way’s Report on Form 8-K filed on December 18, 2009*#).
	10.37	Form of Stock Option Agreement (Exhibit 99.10 to Con-way’s Report on Form 8-K filed on December 6, 2005*#).
	10.38	Form of Stock Option Agreement (Exhibit 99.2 to Con-way’s Report on Form 8-K filed on September 29, 2006*#).
	10.39	Form of Stock Appreciation Rights Agreement (Exhibit 99.2 to Con-way’s Report on Form 8-K filed on February 11, 2010*#).
	10.40	Form of Performance Share Plan Unit Grant Agreement (Exhibit 99.3 to Con-way’s Report on Form 8-K filed on January 31, 2007*#).

Exhibit No.

	10.41	Form of Performance Share Plan Unit Grant Agreement (Exhibit 99.1 to Con-way’s Report on Form 8-K/A filed on February 1, 2008*#).
	10.42	Form of Restricted Stock Award Agreement (Exhibit 99.11 to Con-way’s Report on Form 8-K filed on December 6, 2005*#).
	10.43	Form of Restricted Stock Award Agreement for officers of Con-way (Exhibit 99.2 to Con-way’s Report on Form 8-K filed on January 30, 2008*#).
	10.44	Form of Restricted Stock Unit Grant Agreement (Exhibit 99 to Con-way’s Report on Form 8-K filed on January 29, 2009*#).
	10.45	Form of Restricted Stock Unit Grant Agreement (Exhibit 99.2 to Con-way’s Report on Form 8-K filed on February 11, 2010*#).
	10.46	Con-way Inc. 1993 Deferred Compensation Plan for Executives and Key Employees Amended and Restated December 2008 (Exhibit 10.53 to Con-way’s Form 10-K for the year ended December 31, 2008*#).
	10.47	Con-way Inc. 2005 Deferred Compensation Plan for Executives and Key Employees Amended and Restated December 2008 (Exhibit 10.54 to Con-way’s Form 10-K for the year ended December 31, 2008*#).
	10.48	Con-way Inc. Executive Incentive Compensation Plan Amended and Restated December 2008 (Exhibit 10.55 to Con-way’s Form 10-K for the year ended December 31, 2008*#).
	10.49	Con-way Inc. Executive Incentive Plan (Exhibit 10.50 to Con-way’s Form 10-K for the year ended December 31, 2009*#).
	10.50	Con-way Inc 2005 Supplemental Excess Retirement Plan Amended and Restated December 2008 (Exhibit 10.57 to Con-way’s Form 10-K for the year ended December 31, 2008*#).
	10.51	Con-way Inc. Supplemental Retirement Savings Plan Amended and Restated December 2008 (Exhibit 10.58 to Con-way’s Form 10-K for the year ended December 31, 2008*#).
	10.52	Amendment No. 1 to Con-way Inc Supplemental Retirement Savings Plan Amended and Restated December 2008 (Exhibit 10.53 to Con-way’s Form 10-K for the year ended December 31, 2009*#).
	10.53	Amendment No. 2 to Con-way Inc Supplemental Retirement Savings Plan Amended and Restated December 2008 (Exhibit 10.54 to Con-way’s Form 10-K for the year ended December 31, 2009*#).
	10.54	Form of Severance Agreement (Change in Control) for Douglas W. Stotlar (Exhibit 99.1 to Con-way’s Report on Form 8-K filed on December 18, 2009*#).
	10.55	Form of Severance Agreement (Change in Control) for Stephen L. Bruffett (Exhibit 99.2 to Con-way’s Report on Form 8-K filed on December 18, 2009*#).
	10.56	Form of Severance Agreement (Change in Control) for Robert L. Bianco, Jr. (Exhibit 99.3 to Con-way’s Report on Form 8-K filed on December 18, 2009*#).
	10.57	Form of Severance Agreement (Change in Control) for John G. Labrie (Exhibit 99.4 to Con-way’s Report on Form 8-K filed on December 18, 2009*#).
	10.58	Form of Severance Agreement (Change in Control) for Herbert J. Schmidt (Exhibit 99.6 to Con-way’s Report on Form 8-K filed on December 18, 2009*#).
	10.59	Form of Severance Agreement (Change in Control) for Jennifer W. Pileggi (Exhibit 10.60 to Con-way’s Form 10-K for the year ended December 31, 2009*#).
	10.60	Form of Severance Agreement (Change in Control) for Leslie P. Lundberg (Exhibit 10.61 to Con-way’s Form 10-K for the year ended December 31, 2009*#).
	10.61	Form of Severance Agreement (Change in Control) for Mark C. Thickpenny (Exhibit 10.62 to Con-way’s Form 10-K for the year ended December 31, 2009*#).
	10.62	Form of Severance Agreement (Change in Control) for Kevin S. Coel (Exhibit 10.63 to Con-way’s Form 10-K for the year ended December 31, 2009*#).
	10.63	Form of Amendment No. 1 to Severance Agreement (Change in Control) (Exhibit 10.64 to Con-way’s Form 10-K for the year ended December 31, 2009*#).
	10.64	Form of Amendment No. 1 to Severance Agreement (Non-Change in Control) (Exhibit 10.74 to Con-way’s Form 10-K for the year ended December 31, 2009*#).
	10.65	Amended and Restated Form of Non-Change in Control Severance Policy (Con-way Inc. and Con-way Enterprise Services, Inc.).#
	10.66	Amended and Restated Form of Non-Change in Control Severance Policy (Con-way Affiliates).#
	10.67	Con-way Inc. Executive Incentive Plan Amended January 2010 (Exhibit 10.1 to Con-way’s Form 10-Q for the quarter ended March 31, 2010*#).
	10.68	Amended and Restated Form of Severance Agreement (Non-change in Control) for Douglas W. Stotlar (Exhibit 99.1 to Con-way’s Report on Form 8-K filed on June 23, 2010*#).
	10.69	Amended and Restated Form of Severance Agreement (Non-change in Control) for Stephen L. Bruffett (Exhibit 99.2 to Con-way’s Report on Form 8-K filed on June 23, 2010*#).
	10.70	Amended and Restated Form of Severance Agreement (Non-change in Control) for Robert L. Bianco, Jr. (Exhibit 99.3 to Con-way’s Report on Form 8-K filed on June 23, 2010*#).

Exhibit No.

	10.71	Amended and Restated Form of Severance Agreement (Non-change in Control) for John G. Labrie (Exhibit 99.4 to Con-way’s Report on Form 8-K filed on June 23, 2010*#).
	10.72	Amended and Restated Form of Severance Agreement (Non-change in Control) for Herbert J. Schmidt (Exhibit 99.5 to Con-way’s Report on Form 8-K filed on June 23, 2010*#).
	10.73	Amended and Restated Form of Severance Agreement (Non-Change in Control) for Jennifer W. Pileggi.#
	10.74	Amended and Restated Form of Severance Agreement (Non-Change in Control) for Leslie P. Lundberg.#
	10.75	Amended and Restated Form of Severance Agreement (Non-Change in Control) for Mark C. Thickpenny.#
	10.76	Amended and Restated Form of Severance Agreement (Non-Change in Control) for Kevin S. Coel.#
	10.77	Summary of Certain Compensation Arrangements (Item 5.02 to Con-way’s Report on Form 8-K filed on May 20, 2010*#).
	10.78	Summary of Certain Compensation Arrangements (Item 5.02 to Con-way’s Report on Form 8-K filed on September 21, 2010*#).
	10.79	Summary of Certain Compensation Arrangements (Item 5.02 to Con-way’s Report on Form 8-K filed on January 27, 2011*#).
	10.80	Summary of Certain Compensation Arrangements (Item 5.02 to Con-way’s Report on Form 8-K filed on February 9, 2011*#).
	10.81	Form of Stock Option Agreement (Exhibit 99.1 to Con-way’s Report on Form 8-K filed on February 9, 2011*#).
	10.82	Form of Restricted Stock Unit Grant Agreement (Exhibit 99.2 to Con-way’s Report of Form 8-K filed on February 9, 2011*#).
(12)	Computation of ratios of earnings to fixed charges.
(21)	Significant Subsidiaries of Con-way Inc.
(23)	Consent of Independent Registered Public Accounting Firm.
(31)	Certification of Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional documents:
	99.1	Con-way Inc. 2011 Notice of Annual Meeting and Proxy Statement filed on Form DEF 14A. (Only those portions referenced herein are incorporated in this Form 10-K. Other portions are not required and, therefore, are not “filed” as a part of this Form 10-K.*)
(101)	The following financial statements from Con-way’s Form 10-K for the year ended December 31, 2010, filed on February 28, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Statements of Consolidated Operations, (iii) Statements of Consolidated Cash Flows, (iv) Statements of Consolidated Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

Footnotes to Exhibit Index

*	Previously filed with the Securities and Exchange Commission and incorporated herein by reference.

#	Designates a contract or compensation plan for Management or Directors.