Form 10-Q
period 2011-03-31
Con-way Inc.
filed 2011-05-06
CIK 23675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

___           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from   N/A   to   N/A

COMMISSION FILE NUMBER 1-5046

Con-way Inc.

Incorporated in the State of Delaware
I.R.S. Employer Identification No. 94-1444798

2211 Old Earhart Road, Suite 100, Ann Arbor, Michigan  48105
Telephone Number (734) 994-6600

Former address: 2855 Campus Drive, Suite 300, San Mateo, California  94403
Former Telephone Number: (650) 378-5200

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Number of shares of Common Stock, $0.625 par value,
outstanding as of April 30, 2011:  55,420,003

CON-WAY INC.
FORM 10-Q
Quarter Ended March 31, 2011

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets -
	March 31, 2011 and December 31, 2010	3

	Statements of Consolidated Operations -
	Three Months Ended March 31, 2011 and 2010	5

	Statements of Consolidated Cash Flows -
	Three Months Ended March 31, 2011 and 2010	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 6.	Exhibits	29

Signatures		30

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CON-WAY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
ASSETS	2011	2010
	(Unaudited)
Current Assets
Cash and cash equivalents	$422,675	$421,420
Trade accounts receivable, net	626,807	539,849
Other accounts receivable	61,879	79,065
Operating supplies, at lower of average cost or market	27,759	23,868
Prepaid expenses	64,012	47,345
Deferred income taxes	12,460	8,530
	1,215,592	1,120,077

Property, Plant and Equipment
Land	194,818	194,818
Buildings and leasehold improvements	818,963	817,599
Revenue equipment	1,489,984	1,480,561
Other equipment	308,080	306,215
	2,811,845	2,799,193
Accumulated depreciation	(1,403,839)	(1,394,608)
	1,408,006	1,404,585

Other Assets
Deferred charges and other assets	38,955	39,107
Capitalized software, net	18,835	19,083
Marketable securities	5,975	6,039
Intangible assets, net	16,415	17,191
Goodwill	337,851	337,650
	418,031	419,070

Total Assets	$3,041,629	$2,943,732

The accompanying notes are an integral part of these statements.

CON-WAY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share amounts)

	March 31,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2011	2010
	(Unaudited)
Current Liabilities
Accounts payable	$363,326	$304,176
Accrued liabilities	225,263	203,231
Self-insurance accruals	98,725	105,857
Short-term borrowings	18,344	18,552
Current maturities of long-term debt and capital leases	20,246	20,074
Total Current Liabilities	725,904	651,890

Long-Term Liabilities
Long-term debt	718,244	718,215
Long-term obligations under capital leases	70,876	75,735
Self-insurance accruals	165,051	169,311
Employee benefits	412,674	418,731
Other liabilities and deferred credits	47,298	41,789
Deferred income taxes	65,196	48,529
Total Liabilities	2,205,243	2,124,200

Commitments and Contingencies (Note 10)

Shareholders' Equity
Common stock, $0.625 par value; authorized 100,000,000 shares;
issued 62,853,151 and 62,750,994 shares, respectively	39,263	39,143
Additional paid-in capital, common stock	585,255	580,008
Retained earnings	820,891	821,187
Cost of repurchased common stock
(7,681,083 and 7,884,597 shares, respectively)	(331,742)	(340,912)
Total Common Shareholders' Equity	1,113,667	1,099,426
Accumulated Other Comprehensive Loss	(277,281)	(279,894)
Total Shareholders' Equity	836,386	819,532
Total Liabilities and Shareholders' Equity	$3,041,629	$2,943,732

The accompanying notes are an integral part of these statements.

CON-WAY INC.
STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended
	March 31,
	2011	2010

Revenues	$1,245,627	$1,161,911

Costs and Expenses
Salaries, wages and employee benefits	491,640	489,459
Purchased transportation	316,990	277,641
Other operating expenses	130,682	133,751
Fuel and fuel-related taxes	136,027	114,349
Depreciation and amortization	50,314	45,026
Maintenance	29,472	31,485
Rents and leases	27,791	28,732
Purchased labor	26,015	24,301
Loss from impairment of intangible assets	-	2,767
	1,208,931	1,147,511

Operating Income	36,696	14,400

Other Income (Expense)
Investment income	322	382
Interest expense	(13,919)	(16,400)
Miscellaneous, net	(1,738)	(1,296)
	(15,335)	(17,314)

Income (Loss) before Income Tax Provision	21,361	(2,914)
Income Tax Provision	14,439	1,123

Net Income (Loss) Applicable to Common Shareholders	$6,922	$(4,037)

Weighted-Average Common Shares Outstanding
Basic	55,039,751	49,335,702
Diluted	55,725,230	49,335,702

Earnings (Loss) per Common Share
Basic
Net Income (Loss) Applicable to Common Shareholders	$0.13	$(0.08)

Diluted
Net Income (Loss) Applicable to Common Shareholders	$0.12	$(0.08)

The accompanying notes are an integral part of these statements.

CON-WAY INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2011	2010

Cash and Cash Equivalents, Beginning of Period	$421,420	$476,575

Operating Activities
Net income (loss)	6,922	(4,037)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net of accretion	50,078	43,216
Non-cash compensation and employee benefits	6,106	5,191
Increase in deferred income taxes	11,702	4,286
Provision for uncollectible accounts	1,963	1,244
Loss from impairment of intangible assets	-	2,767
Loss (Gain) from sales of property and equipment, net	(161)	654
Changes in assets and liabilities:
Receivables	(90,497)	(102,532)
Prepaid expenses	(16,667)	(16,589)
Accounts payable	59,150	50,899
Accrued variable compensation	(15,618)	(9,621)
Accrued liabilities, excluding accrued variable compensation
and employee benefits	36,995	36,399
Self-insurance accruals	(11,392)	11,974
Accrued income taxes	17,240	(1,476)
Employee benefits	3,119	4,165
Deferred charges and credits	5,732	(1,303)
Other	(3,267)	(1,387)
Net Cash Provided by Operating Activities	61,405	23,850

Investing Activities
Capital expenditures	(58,418)	(16,132)
Software expenditures	(1,938)	(1,115)
Proceeds from sales of property and equipment	8,391	1,691
Purchases of marketable securities	-	(32,260)
Proceeds from sales of marketable securities	125	10,200
Net Cash Used in Investing Activities	(51,840)	(37,616)

Financing Activities
Repayment of capital leases	(4,618)	(2,148)
Net proceeds from (repayments of) short-term borrowings	(410)	4,579
Proceeds from exercise of stock options	2,078	1,004
Excess tax benefit from stock-option exercises	150	96
Payments of common dividends	(5,510)	(4,947)
Net Cash Used in Financing Activities	(8,310)	(1,416)

Increase (Decrease) in Cash and Cash Equivalents	1,255	(15,182)
Cash and Cash Equivalents, End of Period	$422,675	$461,393

Supplemental Disclosure
Cash paid (refunded) for income taxes, net	$(18,204)	$1,123
Cash paid for interest, net of amounts capitalized	$16,376	$15,497

Non-cash Financing Activities
Repurchased common stock issued under defined contribution plan	$8,589	$8,769

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

Basis of Presentation

These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Rule 10-01 of Regulation S-X, and should be read in conjunction with Con-way’s 2010 Annual Report on Form 10-K. Accordingly, significant accounting policies and other disclosures normally provided have been omitted.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary to present fairly Con-way’s financial condition, results of operations and cash flows for the periods presented. Results for the interim periods presented are not necessarily indicative of annual results.

Earnings (Loss) per Share (“EPS”)

Basic EPS is computed by dividing reported earnings (loss) by the weighted-average common shares outstanding. Diluted EPS is calculated as follows:

(Dollars in thousands except per share data)	Three Months Ended March 31,
	2011	2010
Numerator:
Net income (loss) applicable to common
shareholders, as reported	$6,922	$(4,037)

Denominator:
Weighted-average common shares outstanding	55,039,751	49,335,702
Stock options and nonvested stock	685,479	--
	55,725,230	49,335,702

Diluted earnings (loss) per share	$0.12	$(0.08)
Anti-dilutive securities excluded from the
computation of diluted EPS	1,992,478	3,673,931

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

The following table shows the changes in the gross carrying amounts of goodwill attributable to each applicable segment:

(Dollars in thousands)	Logistics	Truckload	Other	Total

Balance at December 31, 2009
Goodwill	$54,968	$464,598	$727	$520,293
Accumulated impairment losses	(31,822)	(134,813)	--	(166,635)
	23,146	329,785	727	353,658

Impairment charge	(16,414)	--	--	(16,414)
Change in foreign currency exchange rates	406	--	--	406
Balances at December 31, 2010
Goodwill	55,374	464,598	727	520,699
Accumulated impairment losses	(48,236)	(134,813)	--	(183,049)
	7,138	329,785	727	337,650

Change in foreign currency exchange rates	201	--	--	201
Balances at March 31, 2011
Goodwill	55,575	464,598	727	520,900
Accumulated impairment losses	(48,236)	(134,813)	--	(183,049)
	$7,339	$329,785	$727	$337,851

Intangible Assets

The fair value of intangible assets is amortized on a straight-line basis over the estimated useful life. Amortization expense related to intangible assets was $0.8 million in the first quarter of 2011 and $0.9 million in the first quarter of 2010. Intangible assets consisted of the following:

	March 31, 2011		December 31, 2010
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$27,655	$11,240	$27,530	$10,339

In the first quarter of 2010, Con-way evaluated the fair value of Chic Logistics’ customer-relationship intangible asset due to lower projected revenues from customers comprising the customer relationship intangible asset. As a result, Menlo Worldwide Logistics recognized a $2.8 million impairment loss to reduce the carrying amount of the intangible asset to its estimated fair value, which was determined using an income approach that utilized a discounted cash flow model. The impairment charge reduced the carrying amount of Chic Logistics’ intangible asset to zero.

Estimated amortization expense for the next five years is presented in the following table:

(Dollars in thousands)

Year ending December 31:
Remaining nine months of 2011	$2,300
2012	2,600
2013	2,400
2014	2,400
2015	2,400
2016	2,400

3. Restructuring Activities

Con-way recognized restructuring charges of $0.5 million in the first quarter of 2011 and $0.8 million in the first quarter of 2010, and expects to recognize $2.0 million of additional expense through 2011. Con-way reported the employee-separation costs in salaries, wages and employee benefits and the contract-termination costs in other operating expenses. Con-way’s remaining liability for amounts expensed but not yet paid was $1.9 million at March 31, 2011. The remaining liability relates to employee-separation costs that are expected to be paid through 2011.

Outsourcing Initiative

In 2009, as part of an ongoing effort to reduce costs and improve efficiencies, Con-way initiated a project to outsource a significant portion of its information-technology infrastructure function and a small portion of its administrative and accounting functions. Con-way does not expect to incur additional restructuring charges for the outsourcing initiative.

The following table summarizes the effect of the outsourcing initiative:

(Dollars in thousands)	Employee-Separation Costs	Contract-Termination Costs	Total
Balance at December 31, 2010	$--	$371	$371
Cash payments	--	(371)	(371)
Balance at March 31, 2011	$--	$--	$--

Total expense recognized to date	$5,126	$728	$5,854

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

The following table summarizes the effect of the initiative:

(Dollars in thousands)	Employee-Separation Costs	Relocation and Other Costs	Total
Balance at December 31, 2010	$2,496	$--	$2,496
2011 charges	144	322	466
Cash payments	(714)	(322)	(1,036)
Balance at March 31, 2011	$1,926	$--	$1,926

Total expense recognized to date	$2,640	$322	$2,962
Expected remaining expenses	$1,023	$967	$1,990

In connection with the consolidation of its executive offices, Con-way, in the first quarter of 2011, allocated restructuring charges of $0.3 million, $0.1 million, and $0.1 million to the Freight, Logistics and Truckload segments, respectively.

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

(Dollars in thousands)	Three Months Ended March 31,
	2011	2010
Revenues before Inter-segment Eliminations
Freight	$767,741	$725,003
Logistics	369,975	355,183
Truckload	145,215	140,616
Other	11,997	11,839
Inter-segment Revenue Eliminations	(49,301)	(70,730)
	$1,245,627	$1,161,911

Inter-segment Revenue Eliminations
Freight	$11,291	$12,448
Logistics	6,161	3,170
Truckload	20,846	44,110
Other	11,003	11,002
	$49,301	$70,730

Revenues from External Customers
Freight	$756,450	$712,555
Logistics	363,814	352,013
Truckload	124,369	96,506
Other	994	837
	$1,245,627	$1,161,911
Operating Income (Loss)
Freight	$20,344	$(3,153)
Logistics	8,646	12,856
Truckload	7,083	2,975
Other	623	1,722
	$36,696	$14,400

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

The following table summarizes the valuation of financial instruments within the fair-value hierarchy:

	March 31, 2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Cash equivalents	$392,032	$277,510	$114,522	$--
Other marketable securities	5,975	--	--	5,975

	December 31, 2010
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Cash equivalents	$388,053	$118,763	$269,290	$--
Other marketable securities	6,039	--	--	6,039

Cash equivalents consist of short-term interest-bearing instruments (primarily commercial paper, money-market funds and certificates of deposit) with maturities of three months or less at the date of purchase.

Money-market funds reflect their published net asset value and are classified as Level 1 instruments within the fair-value hierarchy. Commercial paper and certificates of deposit are generally valued using published interest rates for instruments with similar terms and maturities, and accordingly, are classified as Level 2 instruments within the fair-value hierarchy. At March 31, 2011, the weighted-average remaining maturity of the cash equivalents was less than one month. Based on their short maturities, the carrying amount of the cash equivalents approximates their fair value.

Con-way holds one auction-rate security, which is valued with an income approach that utilizes a discounted cash flow model. The following table summarizes the change in fair values of Con-way’s auction-rate security, which was valued using Level 3 inputs:

(Dollars in thousands)	Auction-rate security
Balance at December 31, 2009	$6,691
Unrealized gain	48
Partial redemption	(700)
Balance at December 31, 2010	$6,039
Unrealized gain	61
Partial redemption	(125)
Balance at March 31, 2011	$5,975

For the periods presented, the fair value of Con-way’s auction-rate security varied due primarily to changes in interest-rate benchmarks.

6. Employee Benefit Plans

In the periods presented, employees of Con-way and its subsidiaries in the U.S. were covered under several retirement benefit plans, including defined benefit pension plans, defined contribution retirement plans, a postretirement medical plan and a long-term disability plan. See Note 11, “Employee Benefit Plans,” of Item 8, “Financial Statements and Supplementary Data,” in Con-way’s 2010 Annual Report on Form 10-K for additional information concerning its employee benefit plans. See “Cost-Reduction Actions” below for a discussion of employee benefits changes that were effective in April 2009.

Defined Benefit Pension Plans

As a result of plan amendments, no additional benefits accrue under these plans and already-accrued benefits will not be adjusted for future increases in compensation. The following table summarizes the components of net periodic benefit expense (income) for Con-way’s domestic defined benefit pension plans:

	Qualified Pension Plans		Non-Qualified Pension Plans
	Three Months Ended March 31,		Three Months Ended March 31,
(Dollars in thousands)	2011	2010	2011	2010

Interest cost on benefit obligation	$17,970	$17,364	$937	$974
Expected return on plan assets	(21,542)	(19,381)	--	--
Net amortization and deferral	2,739	2,228	157	111
Net periodic benefit expense (income)	$(833)	$211	$1,094	$1,085

Con-way expects to make required contributions of $21.8 million and discretionary contributions of $40.6 million to its Qualified Pension Plans in 2011; however, this could change based on variations in interest rates, asset returns, Pension Protection Act requirements and other factors.

Defined Contribution Retirement Plans

Con-way’s defined contribution retirement plans consist mostly of the primary defined contribution retirement plan (the “Primary DC Plan”).

Con-way’s expense under the Primary DC Plan was $8.9 million in the first quarter of both 2011 and 2010. At March 31, 2011 and December 31, 2010, Con-way had recognized accrued liabilities of $10.7 million and $10.4 million, respectively, for its contributions related to the Primary DC Plan. In the first three months of 2011 and 2010, Con-way used 237,184 shares and 251,732 shares, respectively, of repurchased common stock (also referred to as treasury stock), to fund $8.6 million and $8.8 million, respectively, of contributions to the Primary DC Plan.

Postretirement Medical Plan

The following table summarizes the components of net periodic benefit expense for the postretirement medical plan:

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010

Service cost – benefits earned during the period	$405	$398
Interest cost on benefit obligation	1,121	1,221
Net amortization and deferral	(303)	(301)
Net periodic benefit expense	$1,223	$1,318

Long-term Disability Plan

Con-way’s expense associated with the long-term disability plan was $2.6 million and $3.1 million in the first quarter of 2011 and 2010, respectively. In Con-way’s consolidated balance sheets, the long-term and current portions of the long-term disability plan obligation are reported in employee benefits and accrued liabilities, respectively. At March 31, 2011, the long-term and current portions of the obligation were $21.3 million and $11.4 million, respectively, and at December 31, 2010, were $22.1 million and $11.4 million, respectively.

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

7. Comprehensive Income

Comprehensive income (loss), which is a measure of all changes in equity except those resulting from investments by owners and distributions to owners, was as follows:

(Dollars in thousands)	Three Months Ended March 31,
	2011	2010

Net income (loss)	$6,922	$(4,037)

Other comprehensive income (loss):
Foreign currency translation adjustment	994	(1,043)
Unrealized gain on available-for-sale
security, net of deferred tax of $24 and $38, respectively	37	58
Employee benefit plans, net of deferred tax of $1,011 and $3,060, respectively	1,582	3,493
Comprehensive income (loss)	$9,535	$(1,529)

8. Share-Based Compensation

Under terms of its share-based compensation plans, Con-way grants various types of share-based compensation awards to employees and directors. The plans provide for awards in the form of stock options, nonvested stock (also known as restricted stock), performance-share plan units and stock appreciation rights (“SARs”). See Note 12, “Share-Based Compensation,” of Item 8, “Financial Statements and Supplementary Data,” in Con-way’s 2010 Annual Report on Form 10-K for additional information concerning its share-based compensation awards.

The following expense was recognized for share-based compensation:

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010

Salaries, wages and employee benefits	$4,763	$3,575
Deferred income tax benefit	(1,844)	(1,371)
Net share-based compensation expense	$2,919	$2,204

The SARs are liability-classified awards and, as a result, Con-way re-measures the fair value of the awards each reporting period until the awards are settled. At March 31, 2011 and December 31, 2010, Con-way had recognized accrued liabilities for cash-settled SARs of $4.0 million and $2.9 million, respectively, using a fair value per SAR of $18.92 and $16.41, respectively.

9. Income Taxes

Con-way recognized a tax provision of $14.4 million in the first quarter of 2011 and $1.1 million in the same quarter of 2010. The first-quarter tax provision in 2011 reflects $6.5 million of discrete adjustments, including a $5.9 million charge due to the matter discussed below under “Uncertain Tax Positions.” The first-quarter tax provision in 2010 reflects a $2.3 million charge related to health care legislation. Excluding these items and other less material discrete adjustments, the first-quarter effective tax rate declined to 37.3% in 2011 from 41.7% in 2010, due primarily to a benefit associated with a fuel-related tax credit that was not in effect during 2010 until legislation was enacted in December 2010.

Other accounts receivable in the consolidated balance sheets include income tax receivables of $23.6 million and $41.2 million at March 31, 2011 and December 31, 2010, respectively.

Uncertain Tax Positions

Con-way is subject to examination for federal income taxes for 2005 to 2010. The Internal Revenue Service ("IRS") has issued a Revenue Agent's Report for tax years 2005 through 2007 proposing certain adjustments, one of which relates primarily to the treatment of certain payments to retirees and former employees of Menlo Worldwide Forwarding, Inc. and its subsidiaries and Menlo Worldwide Expedite!, Inc. (collectively “MWF”) by Con-way after the sale of MWF to United Parcel Service, Inc. in 2004. Con-way disagrees with this proposed adjustment and is contesting it through the IRS administrative appeals process. Con-way has met with the IRS Appeals Division and continues to discuss the possibility of settling the matter. If Con-way cannot settle the matter through the IRS appeals process, Con-way will litigate. Con-way anticipates that the appeals process and any litigation could take an extended period of time to resolve. Con-way recorded an additional liability in the first quarter of 2011 and believes that it has provided adequate reserves related to all matters contained in tax periods open to examination. However, should Con-way experience an unfavorable outcome in this matter, it could have a material effect on its financial condition, results of operations and cash flows.

Due primarily to the matter discussed above, Con-way’s estimated liability for unrecognized tax benefits increased to $19.3 million (including $7.0 million of accrued interest and penalties) at March 31, 2011 from $15.9 million (including $6.1 million of accrued interest and penalties) at December 31, 2010.

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

Menlo Worldwide, LLC

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

Emery Worldwide Airlines, Inc.

In February 2002, a lawsuit was filed against Emery Worldwide Airlines, Inc. (“EWA”) in the District Court for the Southern District of Ohio, alleging violations of the Worker Adjustment and Retraining Notification Act (the “WARN Act”) in connection with employee layoffs and ultimate terminations due to the August 2001 grounding of EWA’s airline operations and the shutdown of the airline operations in December 2001. The court subsequently certified the lawsuit as a class action on behalf of affected employees laid off between August 11 and August 15, 2001. The WARN Act generally requires employers to give 60-days notice, or 60-days pay and benefits in lieu of notice, of any shutdown of operations or mass layoff at a site of employment. The lawsuit was tried in early January 2009, and on September 28, 2009, the court issued its decision in favor of EWA. The Plaintiffs appealed the judgment and the District Court’s decision was affirmed on February 16, 2011. Plaintiffs’ petitions for rehearing of the appellate court’s decision were denied by orders dated March 4, 2011 and March 9, 2011. Plaintiffs have 90 days from the dates of those orders to file an appeal with the U.S. Supreme Court.

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

Results of Operations

The overview below provides a high-level summary of Con-way’s results of operations for the periods presented and is intended to provide context for the remainder of the discussion on reporting segments. Refer to “Reporting Segment Review” below for more complete and detailed discussion and analysis.

(Dollars in thousands except per share amounts)	Three Months Ended March 31,
	2011	2010

Revenues	$1,245,627	$1,161,911
Costs and expenses
Other costs and expenses	1,208,931	1,144,744
Loss from impairment of intangible assets	---	2,767
	1,208,931	1,147,511
Operating income	36,696	14,400
Other non-operating expense	15,335	17,314
Income (loss) before income tax
provision	21,361	(2,914)
Income tax provision	14,439	1,123
Net income (loss) applicable to
common shareholders	$6,922	$(4,037)

Diluted income (loss) per share	$0.12	$(0.08)

Overview

Con-way’s consolidated revenue for the first quarter of 2011 increased 7.2% from the first quarter of 2010, reflecting increased revenue at all reporting segments.

Con-way’s first-quarter consolidated operating income increased to $36.7 million in 2011 from $14.4 million in 2010 due to improved operating results at Freight and Truckload, partially offset by lower operating income at the Logistics and Other segments. Improved operating results at Freight and Truckload reflect increased pricing, moderating volumes and cost controls, while lower operating income at Logistics was due to a decline in net revenue (revenue less purchased transportation expense) and increased expenses.

Other non-operating expense in the first quarter of 2011 decreased $2.0 million from the first quarter of 2010, primarily reflecting lower interest expense. Lower interest expense in 2011 reflects the net effect of various financing transactions, including the repayment in the second quarter of 2010 of the $200 million outstanding under Con-way’s 8 7/8% Notes due 2010 and capital-lease transactions entered into during the second and fourth quarters of 2010.

Con-way recognized a tax provision of $14.4 million in the first quarter of 2011 and $1.1 million in the same quarter of 2010. The first-quarter tax provision in 2011 reflects $6.5 million of discrete adjustments, including a $5.9 million charge due to the matter more fully discussed in Note 9, “Income Taxes,” of Item 1, “Financial Statements.” The first-quarter tax provision in 2010 reflects a $2.3 million charge related to health care legislation. Excluding these items and other less material discrete adjustments, the first-quarter effective tax rate declined to 37.3% in 2011 from 41.7% in 2010, due primarily to a benefit associated with a fuel-related tax credit that was not in effect during 2010 until legislation was enacted in December 2010.

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

(Dollars in millions)	Three Months Ended March 31,
	2011	2010

Salaries and wages	$--	$7
Compensated absences	--	15
Defined contribution plan
Matching	8	8
Basic and transition	6	6
Total estimated cost savings	$14	$36

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

Freight

The following table compares operating results, operating margins, and the percentage change in selected operating statistics of the Freight reporting segment:

(Dollars in thousands)	Three Months Ended March 31,
	2011	2010

Revenue before inter-segment eliminations	$767,741	$725,003

Salaries, wages and employee benefits	361,742	356,834
Purchased transportation	121,523	120,007
Other operating expenses	107,747	113,837
Fuel and fuel-related taxes	92,732	77,181
Depreciation and amortization	27,576	22,916
Maintenance	21,298	21,676
Rents and leases	10,862	11,408
Purchased labor	3,917	4,297
Total operating expenses	747,397	728,156
Operating income (loss)	$20,344	$(3,153)

Operating margin	2.6%	-0.4%

	2011 vs. 2010
Selected Operating Statistics
Weight per day	-4.7%
Revenue per hundredweight (“yield”)	+9.7%
Shipments per day (“volume”)	-8.1%
Weight per shipment	+3.8%

Freight’s revenue in the first quarter of 2011 increased 5.9% from the first quarter of 2010 due to a 9.7% increase in yield and a one-day increase in the number of working days, partially offset by a 4.7% decline in weight per day. The 4.7% decline in weight per day reflects a 8.1% decrease in shipments per day and a 3.8% increase in weight per shipment. In the first quarter of 2011, the increase in yield was due primarily to increases in base freight rates and fuel-surcharge revenue, partially offset by an increase in weight per shipment and a decline in length of haul. Excluding fuel surcharges, yield in the first quarter of 2011 increased 5.6% and fuel-surcharge revenue increased to 16.0% of revenue from 12.5% in 2010. Con-way Freight’s management believes that the variations in yield and weight per day were due in part to sales and pricing initiatives that increased base freight rates while moderating the amount of freight transported and reflect improved pricing conditions in the less-than-truckload market.

In the first quarter, Freight reported operating income of $20.3 million in 2011 compared to an operating loss of $3.2 million in 2010. Improved operating results in the first quarter of 2011 were due largely to higher revenue on improved yields and effective cost controls. Operating results in the periods presented benefited from the cost-reduction measures announced in March 2009; however, the first three months of 2011 included higher expenses due to the reinstatement in 2010 and 2011 of certain benefits previously curtailed under the cost-reductions measures.

Expenses for salaries, wages and employee benefits increased 1.4% in the first quarter of 2011. Variable compensation increased $4.3 million based on variations in performance measures relative to variable-compensation plan targets. Employee benefits expense increased 1.8% due primarily to higher expenses for compensated absences, which increased $15.7 million, partially offset by decreases in expenses for employee medical and workers’ compensation claims. The increase in expense for compensated-absences benefits was primarily due to the resumption of the benefit effective in April 2010. Lower expenses for employee medical and workers’ compensation claims were due largely to decreases in the number of claims. Salaries and wages, excluding variable compensation, declined 0.4% due primarily to a lower average employee count, partially offset by the reinstatement of salary and wage reductions.

Purchased transportation expense in the first three months of 2011 was relatively unchanged from the prior-year period, as the decrease in freight transported by third-party providers was essentially offset by fuel-related rate increases.

Other operating expenses declined 5.3% in the first quarter of 2011 due largely to decreases in self-insurance expense, particularly cargo claims, which reflect lower shipment volumes and improved freight handling. Improved freight handling was due in part to the utilization of the SafeStackTM cargo loading system for trailers that was deployed during 2010.

Expenses for fuel and fuel-related taxes increased 20.1% in the first quarter of 2011 due primarily to the increase in the cost per gallon of diesel fuel, partially offset by lower fuel consumption due to a moderation in shipment volumes.

Logistics

The table below compares operating results and operating margins of the Logistics reporting segment. The table summarizes Logistics’ revenue as well as net revenue (revenue less purchased transportation expense). Carrier-management revenue is attributable to contracts for which Menlo Worldwide Logistics manages the transportation of freight but subcontracts to third parties the actual transportation and delivery of products, which Menlo Worldwide Logistics refers to as purchased transportation. Menlo Worldwide Logistics’ management places emphasis on net revenue as a meaningful measure of the relative importance of its principal services since revenue earned on most carrier-management services includes the third-party carriers’ charges to Menlo Worldwide Logistics for transporting the shipments. The table also includes operating income and operating margin excluding the loss from impairment of intangible assets. Management believes these measures are relevant to evaluate its on-going operations.

(Dollars in thousands)	Three Months Ended March 31,
	2011	2010

Revenue before inter-segment eliminations	$369,975	$355,183
Purchased transportation expense	(227,654)	(210,934)
Net revenue	142,321	144,249

Salaries, wages and employee benefits	53,349	52,232
Other operating expense	39,459	37,197
Fuel and fuel-related taxes	256	213
Depreciation and amortization	2,841	3,063
Maintenance	702	574
Rents and leases	15,708	16,245
Purchased labor	21,360	19,102
Loss from impairment of intangible assets	--	2,767
Total operating expenses excluding
purchased transportation	133,675	131,393
Operating income	$8,646	$12,856
Operating income excluding impairment	$8,646	$15,623

Operating margin on revenue	2.3%	3.6%
Operating margin on net revenue	6.1%	8.9%
Operating margin on revenue excluding impairment	2.3%	4.4%
Operating margin on net revenue excluding impairment	6.1%	10.8%

In the first quarter of 2011, Logistics’ revenue increased 4.2% due to a 6.3% increase in revenue from carrier-management services, partially offset by a 0.5% decrease in revenue from warehouse-management services. Higher revenue from carrier-management services was due primarily from growth at existing customers and increased freight brokerage volumes. Lower revenue from warehouse-management services was due primarily to the loss of certain customers.

Logistics’ net revenue in the first quarter of 2011 decreased 1.3% due primarily to purchased transportation expense that grew at a faster rate than revenue from carrier-management services, which reflects a decline in the amount of revenue recognized under performance-based arrangements. Under performance-based arrangements, revenue is recognized upon the achievement of contractually specified performance measures typically without an associated increase in operating expenses. The level of achievement, if any, relating to these performance measures varies each reporting period. In the first quarter of 2011, purchased transportation expense increased 7.9%.

In the first quarter, Logistics reported operating income of $8.6 million in 2011 compared $12.9 million in 2010. As discussed more fully in Note 2, “Goodwill and Intangible Assets,” of Item 1, “Financial Statements,” Logistics recognized a $2.8 million charge in the first quarter of 2010 for the impairment of a customer-relationship intangible asset. Excluding the loss from impairment, Logistics’ operating income in 2011 declined 44.7% from 2010, reflecting the decline in net revenue and lower margins on both warehouse-management and carrier-management services. Lower margins on warehouse-management services were due largely to increased costs associated with new customer contracts. Lower margins on carrier-management services were due largely to the decline in the amount of revenue recognized under performance-based arrangements.

Salaries, wages and employee benefits increased 2.1% in the first quarter of 2011. Salaries and wages, excluding variable compensation, rose 5.8% in the first quarter of 2011 due primarily to increased staffing needs at Logistics-managed warehouses. Employee benefits expense increased 8.1% in the first quarter of 2011 due primarily to increased costs associated with employee severances and expenses related to Con-way’s share-based compensation plans. In the first quarter of 2011, variable compensation declined $2.0 million or 41.3% based on variations in performance measures relative to variable-compensation plan targets.

In the first quarter of 2011, other operating expenses increased 6.1% due primarily to higher administrative corporate allocations for information-technology services.

Purchased labor expense increased 11.8% in the first quarter of 2011 due to increased labor demands as the result of warehouse relocations and the start-up of new warehouse-management facilities.

Truckload

The table below compares operating results, operating margins and the percentage change in selected operating statistics of the Truckload reporting segment. The table summarizes the segment’s revenue before inter-segment eliminations, including freight revenue, fuel-surcharge revenue and other non-freight revenue.

(Dollars in thousands)	Three Months Ended March 31,
	2011	2010

Freight revenue	$110,613	$116,202
Fuel-surcharge revenue	30,317	20,745
Other revenue	4,285	3,669
Revenue before inter-segment eliminations	145,215	140,616

Salaries, wages and employee benefits	50,367	52,918
Purchased transportation	5,830	6,188
Other operating expenses	14,349	16,618
Fuel and fuel-related taxes	42,994	36,900
Depreciation and amortization	16,684	15,349
Maintenance	7,371	9,162
Rents and leases	269	219
Purchased labor	268	287
Total operating expenses	138,132	137,641
Operating income	$7,083	$2,975

Operating margin	4.9%	2.1%

	2011 vs. 2010
Selected Operating Statistics
Loaded miles	-8.3%
Freight revenue per loaded mile	+3.8%

In the first quarter of 2011, Truckload’s revenue increased 3.3% from the same period of 2010, due primarily to a 46.1% increase in fuel-surcharge revenue, partially offset by a 4.8% decline in freight revenue. Higher fuel-surcharge revenue was due primarily to higher fuel prices in 2011 compared to 2010. The 4.8% decline in freight revenue reflects an 8.3% decline in loaded miles and a 3.8% increase in revenue per loaded mile. The decrease in loaded miles reflects a smaller fleet and a planned reduction in the amount of services Truckload provided to Freight. Revenue per loaded mile and fuel-surcharge revenue increased as the decrease in services provided to Freight allowed Truckload to leverage improved truckload pricing with external customers.

Truckload’s operating income in the first quarter increased to $7.1 million in 2011 from $3.0 million in 2010. Higher operating income was due primarily to the increase in revenue, which reflected higher fuel surcharges and improved revenue per loaded mile, and operating costs that declined as a percentage of revenue.

In the first quarter of 2011, expenses for salaries, wages and employee benefits decreased 4.8% due primarily to a decline in salaries and wages, excluding variable compensation. The decrease in expenses for salaries and wages was due primarily to fewer miles due to a reduction in the tractor fleet.

Other operating expenses declined 13.7% in the first quarter of 2011 due primarily to a $2.6 million decrease in vehicular self-insurance expense that was due to declines in the severity and number of claims.

Expenses for fuel and fuel-related taxes increased 16.5% in the first quarter of 2011 due primarily to a higher fuel cost per gallon.

Other

The Other reporting segment consists of the operating results of Road Systems, a trailer manufacturer, and certain corporate activities for which the related income or expense has not been allocated to other reporting segments. The table below summarizes the operating results for the Other reporting segment:

(Dollars in thousands)	Three Months Ended March 31,
	2011	2010

Revenue
Road Systems	$11,997	$11 ,839

Operating income (loss)
Road Systems	$(85)	$(109)
Con-way re-insurance activities	1,325	2,147
Con-way corporate properties	(359)	(337)
Other	(258)	21
	$623	$1,722

Liquidity and Capital Resources

Cash and cash equivalents increased to $422.7 million at March 31, 2011 from $421.4 million at December 31, 2010, as $61.4 million provided by operating activities exceeded $51.8 million used in investing activities and $8.3 million used in financing activities. Cash provided by operating activities came primarily from net income after adjustment for non-cash items. Cash used in investing activities primarily reflects capital expenditures. Cash used in financing activities primarily reflects the payment of common dividends and debt repayment.

(Dollars in thousands)	Three Months Ended March 31,
	2011	2010
Operating Activities
Net income (loss)	$6,922	$(4,037)
Non-cash adjustments (1)	69,688	57,358
Changes in assets and liabilities	(15,205)	(29,471)
Net Cash Provided by Operating Activities	61,405	23,850

Net Cash Used in Investing Activities	(51,840)	(37,616)

Net Cash Used in Financing Activities	(8,310)	(1,416)

Increase (Decrease) in Cash and Cash Equivalents	$1,255	$(15,182)

(1) “Non-cash adjustments” refer to depreciation, amortization, impairment charges, deferred income taxes, provision for uncollectible accounts, and other non-cash income and expenses.

Operating Activities

The most significant items affecting the comparison of Con-way’s operating cash flows for the periods presented are summarized below:

In the first three months of 2011, net income and non-cash adjustments collectively increased $23.3 million from the same period of 2010.

Cash used from changes in assets and liabilities decreased $14.3 million in the first three months of 2011 compared to the same period of 2010. Comparative changes were primarily associated with accrued income taxes, receivables and self-insurance accruals.

Accrued income taxes provided $17.2 million in the first three months of 2011, compared to $1.5 million used in the same prior-year period due primarily to variations in income tax refunds and payments. In the first three months of 2011, Con-way received $18.2 million of net refunds, and in the first three months of 2010, Con-way made net payments of $1.1 million.

In the first three months of 2011, receivables used $90.5 million, compared to $102.5 million used in the first three months of 2010. Changes in receivables reflect variations in revenue and average collection periods.

The change in self-insurance accruals used $11.4 million in the first three months of 2011, compared to $12.0 million provided in the first three months of 2010. The cash used in the first three months of 2011 was due primarily to decreases in the liabilities for vehicular and workers compensation claims. The cash provided in the first three months of 2010 was due primarily to increases in the liabilities for vehicular and cargo claims.

Investing Activities

The most significant items affecting the comparison of Con-way’s investing cash flows for the periods presented are summarized below:

In the first three months, capital expenditures were $58.4 million in 2011, compared to $16.1 million in 2010. Increased capital expenditures in 2011 were due primarily to the acquisition of tractor equipment at the Truckload segment.

In the first three months of 2010, $22.1 million of cash was used as the result of a net investment in marketable securities, compared to no net investment in marketable securities in the first three months of 2011.

Financing Activities

The most significant items affecting the comparison of Con-way’s investing cash flows for the periods presented are summarized below:

In the first three months of 2011, changes in capital leases and short-term borrowings resulted in a $5.0 million use of cash, compared to a $2.4 million source of cash in the first three months of 2010.

Contractual Cash Obligations

Con-way’s contractual cash obligations as of December 31, 2010 are summarized in Item 7, “Management’s Discussion and Analysis – Liquidity and Capital Resources – Contractual Cash Obligations,” of Con-way’s 2010 Annual Report on Form 10-K. In the first three months of 2011, there have been no material changes in Con-way’s contractual obligations outside the ordinary course of business.

Capital Resources and Liquidity Outlook

Con-way’s capital requirements relate primarily to the acquisition of revenue equipment to support growth and/or replacement of older equipment with newer equipment. In funding these capital expenditures and meeting working-capital requirements, Con-way utilizes various sources of liquidity and capital, including cash and cash equivalents, cash flow from operations, credit facilities and access to capital markets. Con-way may also manage its liquidity requirements and cash-flow generation by varying the timing and amount of capital expenditures and by implementing cost-reduction initiatives, as more fully discussed under “Results of Operations – Overview.”

Con-way has a $325 million unsecured revolving credit facility that matures on November 4, 2014. The revolving facility is available for cash borrowings and issuance of letters of credit. At March 31, 2011, no cash borrowings were outstanding under the credit facility; however, $182.2 million of letters of credit were outstanding, leaving $142.8 million of available capacity for additional letters of credit or cash borrowings. The revolving facility is guaranteed by certain of Con-way’s material domestic subsidiaries and contains two financial covenants: (i) a leverage ratio and (ii) a fixed-charge coverage ratio. At March 31, 2011, Con-way was in compliance with the revolving credit facility’s financial covenants and expects to remain in compliance through December 31, 2011 and thereafter.

Con-way had other uncommitted unsecured credit facilities totaling $62.6 million at March 31, 2011, which are available to support short-term borrowings, letters of credit, bank guarantees and overdraft facilities. At March 31, 2011, $18.3 million of cash borrowings and $26.0 million of other credit commitments were outstanding leaving $18.3 million of available capacity.

See “– Forward-Looking Statements” below and Item 1A, “Risk Factors,” and Note 7, “Debt and Other Financing Arrangements,” of Item 8, “Financial Statements and Supplementary Data,” in Con-way’s 2010 Annual Report on Form 10-K for additional information concerning Con-way’s $325 million credit facility and its other debt instruments.

In 2011, Con-way anticipates capital and software expenditures of approximately $300 million, net of asset dispositions, primarily for the acquisition of tractor equipment. Con-way’s actual 2011 capital expenditures may differ from the estimated amount depending on factors such as availability and timing of delivery of equipment.

During 2011, Con-way’s net cash flows will benefit from capital expenditure-related tax legislation enacted in December 2010. As a result of the legislation, Con-way will be able to deduct a substantial portion of its 2011 capital expenditures in 2011.

At March 31, 2011, Con-way’s senior unsecured debt was rated as investment grade by Standard and Poor’s (BBB-), Fitch Ratings (BBB-), and Moody’s (Baa3). Standard and Poor’s and Moody’s assigned an outlook of “negative,” while Fitch Ratings assigned an outlook of “stable.”

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

There have been no significant changes to the critical accounting policies and estimates disclosed in Con-way’s 2010 Annual Report on Form 10-K.

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

Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of those terms or other variations of those terms or comparable terminology or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data and methods that may be incorrect or imprecise and there can be no assurance that they will be realized. In that regard, certain important factors, among others and in addition to the matters discussed elsewhere in this document and other reports and documents filed by Con-way with the Securities and Exchange Commission, could cause actual results and other matters to differ materially from those discussed in such forward-looking statements. A detailed description of certain of these risk factors is included in Item 1A, “Risk Factors,” of Con-way’s 2010 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Con-way is exposed to a variety of market risks, including the effects of interest rates, fuel prices and foreign currency exchange rates.

Con-way enters into derivative financial instruments only in circumstances that warrant the hedge of an underlying asset, liability or future cash flow against exposure to some form of interest rate, commodity or currency-related risk. Additionally, the designated hedges should have high correlation to the underlying exposure such that fluctuations in the value of the derivatives offset reciprocal changes in the underlying exposure. Con-way held no derivative financial instruments at March 31, 2011.

Interest Rates

Con-way is subject to the effect of interest-rate fluctuations on the fair value of its long-term debt and on the amount of interest income earned on cash-equivalent investments and marketable securities, as more fully discussed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of Con-way’s 2010 Annual Report on Form 10-K.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Certain legal proceedings of Con-way are discussed in Note 10, “Commitments and Contingencies,” of Item 1, “Financial Statements.”

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors previously disclosed in Item 1A, “Risk Factors,” of Con-way’s 2010 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Exhibit No.

(10)	Material contracts:

	10.1	Summary of Certain Compensation Arrangements (Item 5.02 to Con-way’s Report on Form 8-K filed on April 27, 2011).*#

(31)	Certification of Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)
The following financial statements from Con-way’s Form 10-Q for the quarter ended March 31, 2011, filed on May 6, 2011, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Balance Sheets, (ii) Statements of Consolidated Operations, (iii) Statements of Consolidated Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

* Previously filed with the Securities and Exchange Commission and incorporated herein by reference.
# Designates a contract or compensation plan for Management or Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Con-way Inc.
(Registrant)

May 6, 2011	/s/ Stephen L. Bruffett
Stephen L. Bruffett
Executive Vice President and
Chief Financial Officer