Form 10-Q
period 2011-06-30
Con-way Inc.
filed 2011-08-08
CIK 23675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Number of shares of Common Stock, $0.625 par value,
outstanding as of July 31, 2011:  55,573,894

CON-WAY INC.
FORM 10-Q
Quarter Ended June 30, 2011

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets -
	June 30, 2011 and December 31, 2010	3

	Statements of Consolidated Income -
	Three and Six Months Ended June 30, 2011 and 2010	5

	Statements of Consolidated Cash Flows -
	Six Months Ended June 30, 2011 and 2010	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 6.	Exhibits	33

Signatures		34

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CON-WAY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
ASSETS	2011	2010
	(Unaudited)
Current Assets
Cash and cash equivalents	$469,413	$421,420
Trade accounts receivable, net	629,126	539,849
Other accounts receivable	54,276	79,065
Operating supplies, at lower of average cost or market	25,807	23,868
Prepaid expenses	45,290	47,345
Deferred income taxes	18,592	8,530
	1,242,504	1,120,077

Property, Plant and Equipment
Land	194,818	194,818
Buildings and leasehold improvements	819,966	817,599
Revenue equipment	1,532,935	1,480,561
Other equipment	311,912	306,215
	2,859,631	2,799,193
Accumulated depreciation	(1,428,371)	(1,394,608)
	1,431,260	1,404,585

Other Assets
Deferred charges and other assets	36,438	39,107
Capitalized software, net	18,772	19,083
Marketable securities	5,774	6,039
Intangible assets, net	15,630	17,191
Goodwill	338,073	337,650
	414,687	419,070

Total Assets	$3,088,451	$2,943,732

The accompanying notes are an integral part of these statements.

CON-WAY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share amounts)

	June 30,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2011	2010
	(Unaudited)
Current Liabilities
Accounts payable	$373,139	$304,176
Accrued liabilities	227,665	203,231
Self-insurance accruals	101,856	105,857
Short-term borrowings	19,185	18,552
Current maturities of long-term debt and capital leases	20,397	20,074
Total Current Liabilities	742,242	651,890

Long-Term Liabilities
Long-term debt	718,274	718,215
Long-term obligations under capital leases	66,069	75,735
Self-insurance accruals	158,454	169,311
Employee benefits	401,944	418,731
Other liabilities and deferred credits	43,674	41,789
Deferred income taxes	86,781	48,529
Total Liabilities	2,217,438	2,124,200

Commitments and Contingencies (Note 10)

Shareholders' Equity
Common stock, $0.625 par value; authorized 100,000,000 shares;
issued 62,995,517 and 62,750,994 shares, respectively	39,345	39,143
Additional paid-in capital, common stock	590,993	580,008
Retained earnings	838,208	821,187
Cost of repurchased common stock
(7,466,906 and 7,884,597 shares, respectively)	(322,417)	(340,912)
Total Common Shareholders' Equity	1,146,129	1,099,426
Accumulated Other Comprehensive Loss	(275,116)	(279,894)
Total Shareholders' Equity	871,013	819,532
Total Liabilities and Shareholders' Equity	$3,088,451	$2,943,732

The accompanying notes are an integral part of these statements.

CON-WAY INC.
STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$1,348,549	$1,306,263	$2,594,176	$2,468,174

Costs and Expenses
Salaries, wages and employee benefits	508,874	523,950	1,000,514	1,013,409
Purchased transportation	348,526	344,039	665,516	621,680
Fuel and fuel-related taxes	150,110	122,335	286,137	236,684
Other operating expenses	142,018	140,191	272,700	273,942
Depreciation and amortization	50,540	47,938	100,854	92,964
Maintenance	32,509	32,016	61,981	63,501
Rents and leases	28,730	30,319	56,521	59,051
Purchased labor	27,077	30,043	53,092	54,344
Loss from impairment of intangible assets	-	-	-	2,767
	1,288,384	1,270,831	2,497,315	2,418,342

Operating Income	60,165	35,432	96,861	49,832

Other Income (Expense)
Investment income	227	325	549	707
Interest expense	(13,923)	(14,688)	(27,842)	(31,088)
Miscellaneous, net	(1,025)	(758)	(2,763)	(2,054)
	(14,721)	(15,121)	(30,056)	(32,435)

Income before Income Tax Provision	45,444	20,311	66,805	17,397
Income Tax Provision	16,022	6,448	30,461	7,571
Net Income Available to Common Shareholders	$29,422	$13,863	$36,344	$9,826

Weighted-Average Common Shares Outstanding
Basic	55,413,243	51,665,047	55,227,528	50,506,809
Diluted	56,136,065	52,362,407	55,939,330	51,184,703

Earnings per Common Share
Basic
Net Income Available to Common Shareholders	$0.53	$0.27	$0.66	$0.19

Diluted
Net Income Available to Common Shareholders	$0.52	$0.26	$0.65	$0.19

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2011	2010

Cash and Cash Equivalents, Beginning of Period	$421,420	$476,575

Operating Activities
Net income	36,344	9,826
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization, net of accretion	100,364	90,349
Non-cash compensation and employee benefits	12,207	10,174
Increase in deferred income taxes	26,224	2,574
Provision for uncollectible accounts	3,159	2,924
Loss from impairment of intangible assets	-	2,767
Loss (Gain) from sales of property and equipment, net	(1,632)	783
Changes in assets and liabilities:
Receivables	(96,076)	(121,567)
Prepaid expenses	2,055	(3,265)
Accounts payable	63,386	71,243
Accrued variable compensation	(1,506)	(591)
Accrued liabilities, excluding accrued variable compensation
and employee benefits	25,000	16,635
Self-insurance accruals	(14,858)	22,019
Accrued income taxes	29,942	(6,388)
Employee benefits	1,389	13,269
Deferred charges and credits	1,699	(2,300)
Other	(1,751)	(2,114)
Net Cash Provided by Operating Activities	185,946	106,338

Investing Activities
Capital expenditures	(138,834)	(88,351)
Software expenditures	(3,854)	(4,700)
Proceeds from sales of property and equipment	19,891	2,436
Purchases of marketable securities	-	(49,260)
Proceeds from sales of marketable securities	300	10,300
Net Cash Used in Investing Activities	(122,497)	(129,575)

Financing Activities
Repayment of long-term debt and capital leases	(9,272)	(204,316)
Net proceeds from short-term borrowings	245	6,035
Proceeds from issuance of common stock	-	143,325
Proceeds from exercise of stock options	4,087	1,148
Excess tax benefit from stock-option exercises	544	146
Payments of common dividends	(11,060)	(9,924)
Net Cash Used in Financing Activities	(15,456)	(63,586)

Increase (Decrease) in Cash and Cash Equivalents	47,993	(86,823)
Cash and Cash Equivalents, End of Period	$469,413	$389,752

Supplemental Disclosures
Cash paid (refunded) for income taxes, net	$(28,881)	$16,463
Cash paid for interest, net of amounts capitalized	$27,421	$35,560

Non-cash Financing Activities
Capital lease incurred to acquire revenue equipment	$-	$35,104
Repurchased common stock issued under defined contribution plan	$17,307	$17,945

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

Earnings per Share (“EPS”)

Basic EPS is computed by dividing reported earnings by the weighted-average common shares outstanding. Diluted EPS is calculated as follows:

(Dollars in thousands except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income available to common
shareholders, as reported	$29,422	$13,863	$36,344	$9,826

Denominator:
Weighted-average common shares outstanding	55,413,243	51,665,047	55,227,528	50,506,809
Stock options and nonvested stock	722,822	697,360	711,802	677,894
	56,136,065	52,362,407	55,939,330	51,184,703

Diluted earnings per share	$0.52	$0.26	$0.65	$0.19

Antidilutive securities excluded from the
computation of diluted EPS	2,004,579	1,559,367	2,004,579	1,578,359

New Accounting Standards

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income.” This ASU, codified in the “Comprehensive Income” topic of the FASB Accounting Standards Codification, eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, entities are required to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive statements. In addition, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. The accounting guidance in ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and requires full retrospective application. Con-way currently reports other comprehensive income in the statement of shareholders’ equity. Upon adoption, Con-way will be required to reclassify prior-period reported amounts and present net income, other comprehensive income and comprehensive income in accordance with the amended standards.

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

The following table shows the changes in the gross carrying amounts of goodwill attributable to each applicable segment:

(Dollars in thousands)	Logistics	Truckload	Other	Total

Balance at December 31, 2009
Goodwill	$54,968	$464,598	$727	$520,293
Accumulated impairment losses	(31,822)	(134,813)	--	(166,635)
	23,146	329,785	727	353,658

Impairment charge	(16,414)	--	--	(16,414)
Change in foreign currency exchange rates	406	--	--	406
Balances at December 31, 2010
Goodwill	55,374	464,598	727	520,699
Accumulated impairment losses	(48,236)	(134,813)	--	(183,049)
	7,138	329,785	727	337,650

Change in foreign currency exchange rates	423	--	--	423
Balances at June 30, 2011
Goodwill	55,797	464,598	727	521,122
Accumulated impairment losses	(48,236)	(134,813)	--	(183,049)
	$7,561	$329,785	$727	$338,073

Intangible Assets

The fair value of intangible assets is amortized on a straight-line basis over the estimated useful life. In the second quarter and first half of 2011, amortization expense related to intangible assets was $0.8 million and $1.6 million, respectively, compared to $0.8 million and $1.7 million in the same respective periods of 2010. Intangible assets consisted of the following:

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$27,792	$12,162	$27,530	$10,339

In the first quarter of 2010, Con-way evaluated the fair value of Chic Logistics’ customer-relationship intangible asset due to lower projected revenues from customers comprising the customer relationship intangible asset. As a result, Menlo Worldwide Logistics recognized a $2.8 million impairment loss to reduce the carrying amount of the intangible asset to zero.

Estimated amortization expense for the next five years is presented in the following table:

(Dollars in thousands)

Year ending December 31:
Remaining six months of 2011	$1,600
2012	2,600
2013	2,400
2014	2,400
2015	2,400
2016	2,400

3. Restructuring Activities

As more fully discussed below, Con-way recognized restructuring charges of $1.2 million and $1.7 million in the second quarter and first half of 2011, respectively, and expects to recognize $0.4 million of additional expense in the second half of 2011. In the second quarter and first half of 2010, Con-way recognized restructuring charges of $0.6 million and $1.4 million, respectively. Con-way reported the employee-separation costs in salaries, wages and employee benefits and all other costs in other operating expenses. Con-way’s remaining liability for amounts expensed but not yet paid was $0.2 million at June 30, 2011. The remaining liability relates to employee-separation costs that are expected to be paid through 2011.

Outsourcing Initiative

In 2009, as part of an ongoing effort to reduce costs and improve efficiencies, Con-way initiated a project to outsource a significant portion of its information-technology infrastructure function and a small portion of its administrative and accounting functions. Con-way does not expect to incur additional restructuring charges for the outsourcing initiative.

The following table summarizes the effect of the outsourcing initiative:

(Dollars in thousands)	Employee-Separation Costs	Contract-Termination Costs	Total
Balance at December 31, 2010	$--	$371	$371
Cash payments	--	(371)	(371)
Balance at June 30, 2011	$--	$--	$--

Total expense recognized to date	$5,126	$728	$5,854

Consolidation of Executive Offices

In the third quarter of 2010, in an effort to more closely align corporate functions and better support the business, Con-way initiated a project to consolidate its executive offices located in San Mateo, California and Ann Arbor, Michigan. The consolidation was substantially completed in the second quarter of 2011 when the executive office in San Mateo closed. The remaining liability and expenses are expected to be settled in 2011.

The following table summarizes the effect of the initiative:

(Dollars in thousands)	Employee-Separation Costs	Relocation and Other Costs	Total
Balance at December 31, 2010	$2,496	$--	$2,496
2011 charges	1,063	645	1,708
Cash payments	(3,387)	(645)	(4,032)
Balance at June 30, 2011	$172	$--	$172

Total expense recognized to date	$3,559	$645	$4,204
Expected remaining expenses	$--	$427	$427

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

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues before Inter-segment Eliminations
Freight	$839,829	$816,965	$1,607,570	$1,541,968
Logistics	394,012	385,775	763,987	740,958
Truckload	155,451	145,454	300,666	286,070
Other	12,297	14,019	24,294	25,858
Inter-segment Revenue Eliminations	(53,040)	(55,950)	(102,341)	(126,680)
	$1,348,549	$1,306,263	$2,594,176	$2,468,174

Inter-segment Revenue Eliminations
Freight	$12,435	$12,934	$23,726	$25,382
Logistics	8,644	5,360	14,805	8,530
Truckload	21,524	25,676	42,370	69,786
Other	10,437	11,980	21,440	22,982
	$53,040	$55,950	$102,341	$126,680

Revenues from External Customers
Freight	$827,394	$804,031	$1,583,844	$1,516,586
Logistics	385,368	380,415	749,182	732,428
Truckload	133,927	119,778	258,296	216,284
Other	1,860	2,039	2,854	2,876
	$1,348,549	$1,306,263	$2,594,176	$2,468,174
Operating Income (Loss)
Freight	$39,155	$17,226	$59,499	$14,073
Logistics	12,095	13,008	20,741	25,864
Truckload	10,323	5,132	17,406	8,107
Other	(1,408)	66	(785)	1,788
	$60,165	$35,432	$96,861	$49,832

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

The following table summarizes the valuation of financial instruments within the fair-value hierarchy:

	June 30, 2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Cash equivalents	$438,033	$105,800	$332,233	$--
Other marketable securities	5,774	--	--	5,774

	December 31, 2010
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Cash equivalents	$388,053	$118,763	$269,290	$--
Other marketable securities	6,039	--	--	6,039

Cash equivalents consist of short-term interest-bearing instruments (primarily commercial paper, certificates of deposit and money-market funds) with maturities of three months or less at the date of purchase.

Money-market funds reflect their published net asset value and are classified as Level 1 instruments within the fair-value hierarchy. Commercial paper and certificates of deposit are generally valued using published interest rates for instruments with similar terms and maturities, and accordingly, are classified as Level 2 instruments within the fair-value hierarchy. At June 30, 2011, the weighted-average remaining maturity of the cash equivalents was less than one month. Based on their short maturities, the carrying amount of the cash equivalents approximates their fair value.

Con-way holds one auction-rate security, which is valued with an income approach that utilizes a discounted cash flow model. The following table summarizes the change in fair values of Con-way’s auction-rate security, which was valued using Level 3 inputs:

(Dollars in thousands)	Auction-rate security
Balance at December 31, 2009	$6,691
Unrealized gain	48
Partial redemption	(700)
Balance at December 31, 2010	$6,039
Unrealized gain	35
Partial redemption	(300)
Balance at June 30, 2011	$5,774

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

Defined Benefit Pension Plans

As a result of plan amendments in previous years, no additional benefits accrue under these plans and already-accrued benefits will not be adjusted for future increases in compensation. The following table summarizes the components of net periodic benefit expense (income) for Con-way’s domestic defined benefit pension plans:

	Qualified Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010

Interest cost on benefit obligation	$17,685	$17,204	$35,655	$34,568
Expected return on plan assets	(21,426)	(18,138)	(42,968)	(37,519)
Amortization of net loss	2,534	2,307	5,273	4,535
Net periodic benefit expense (income)	$(1,207)	$1,373	$(2,040)	$1,584

	Non-Qualified Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010

Interest cost on benefit obligation	$957	$966	$1,894	$1,940
Amortization of net loss	182	115	339	226
Net periodic benefit expense	$1,139	$1,081	$2,233	$2,166

Con-way expects to make required contributions of $22.0 million and discretionary contributions of $40.6 million to its Qualified Pension Plans in 2011, including $9.7 million contributed through July 2011. Con-way’s estimate of its 2011 contribution is subject to change based on variations in interest rates, asset returns, Pension Protection Act requirements and other factors.

Defined Contribution Retirement Plans

Con-way’s defined contribution retirement plans consist mostly of the primary defined contribution retirement plan (the “Primary DC Plan”).

Con-way’s expense under the Primary DC Plan was $8.8 million and $17.7 million in the second quarter and first six months of 2011, respectively, compared to $10.3 million and $19.2 million in the same periods of 2010. At June 30, 2011 and December 31, 2010, Con-way had recognized accrued liabilities of $10.8 million and $10.4 million, respectively, for its contributions related to the Primary DC Plan.

In the first six months of 2011 and 2010, Con-way used 461,151 shares and 511,319 shares, respectively, of repurchased common stock (also referred to as treasury stock), to fund $17.3 million and $17.9 million, respectively, of contributions to the Primary DC Plan. Effective in July 2011, Con-way’s contributions to the Primary DC Plan will be in the form of cash, rather than in treasury stock.

Postretirement Medical Plan

The following table summarizes the components of net periodic benefit expense for the postretirement medical plan:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010

Service cost	$316	$305	$721	$703
Interest cost on benefit obligation	1,125	1,195	2,246	2,416
Amortization of prior service credit	(303)	(300)	(606)	(601)
Net periodic benefit expense	$1,138	$1,200	$2,361	$2,518

Long-term Disability Plan

Con-way’s expense associated with the long-term disability plan was $3.7 million and $6.3 million in the second quarter and first six months of 2011, respectively, compared to $4.0 million and $7.1 million in the same respective periods of 2010. In Con-way’s consolidated balance sheets, the long-term and current portions of the long-term disability plan obligation are reported in employee benefits and accrued liabilities, respectively. At June 30, 2011, the long-term and current portions of the obligation were $21.8 million and $11.4 million, respectively, and at December 31, 2010, were $22.1 million and $11.4 million, respectively.

Cost-Reduction Actions

In response to economic conditions, in March 2009 Con-way announced several measures to reduce costs and conserve cash, as detailed below. The measures announced in March 2009 consisted of the suspension or curtailment of employee benefits and a reduction in salaries and wages.

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

Defined Contribution Plan

Effective in April 2009, employer contributions to Con-way’s Primary DC Plan were suspended or limited. The “matching” and “transition” contributions were suspended and the “basic” contribution was limited to no more than 3% of an employee’s eligible compensation. In July 2011, Con-way announced that it has elected to prospectively reinstate the “basic” and “transition” contributions to their prior levels in the fourth quarter of 2011. The reinstated contributions, which are based on employees’ years of service, will consist of a “basic” contribution that ranges from 3% to 5% of eligible compensation and a “transition” contribution that ranges from 1% to 3% of eligible compensation.

7. Shareholders’ Equity

Comprehensive Income

Comprehensive income, which is a measure of all changes in equity except those resulting from investments by owners and distributions to owners, was as follows:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income	$29,422	$13,863	$36,344	$9,826

Other comprehensive income (loss):
Foreign currency translation adjustment	709	(1,392)	1,703	(2,438)
Unrealized gain (loss) on available-for-sale
security, net of deferred tax of $10, $16,
$14, and $22, respectively	(16)	(24)	21	34
Employee benefit plans, net of deferred tax of
$941, $828, $1,952, and $3,887,
respectively	1,472	1,294	3,054	4,790
Comprehensive income	$31,587	$13,741	$41,122	$12,212

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

The following expense was recognized for share-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010

Salaries, wages and employee benefits	$4,406	$3,320	$9,169	$6,895
Deferred income tax benefit	(1,732)	(1,286)	(3,576)	(2,657)
Net share-based compensation expense	$2,674	$2,034	$5,593	$4,238

The SARs are liability-classified awards and, as a result, Con-way re-measures the fair value of the awards each reporting period until the awards are settled. At June 30, 2011 and December 31, 2010, Con-way had recognized accrued liabilities for cash-settled SARs of $4.6 million and $2.9 million, respectively, using a fair value per SAR of $18.28 and $16.41, respectively.

9. Income Taxes

Con-way’s second-quarter and year-to-date effective tax rates in 2011 were 35.3% and 45.6%, respectively. In the second quarter and first half of 2010, the effective tax rates were 31.7% and 43.5%, respectively. The tax provision in 2011 included a $1.1 million second-quarter income-tax benefit associated with the reversal of a portion of Con-way’s accrued liability for uncertain tax positions and a $5.9 million first-quarter charge due to the matter discussed below under “Uncertain Tax Positions.” In 2010, the tax provision included a $2.2 million second-quarter income-tax benefit and a $2.3 million first-quarter charge related to health care legislation. Excluding these items and other less material discrete adjustments, the second-quarter and year-to-date effective tax rates in 2011 were 37.7% and 37.6%, respectively, compared to 42.6% in both periods of 2010. The rates in 2011 declined from 2010 due primarily to a benefit associated with a fuel-related tax credit that was not in effect during 2010 until legislation was enacted in December 2010.

Other accounts receivable in the consolidated balance sheets include income tax receivables of $10.6 million and $41.2 million at June 30, 2011 and December 31, 2010, respectively.

Uncertain Tax Positions

Con-way is subject to examination for federal income taxes for 2005 to 2010. The Internal Revenue Service ("IRS") has issued a Revenue Agent's Report for tax years 2005 through 2007 proposing certain adjustments, one of which relates primarily to the treatment of certain payments to retirees and former employees of Menlo Worldwide Forwarding, Inc. and its subsidiaries and Menlo Worldwide Expedite!, Inc. (collectively “MWF”) by Con-way after the sale of MWF to United Parcel Service, Inc. in 2004. Con-way disagrees with this proposed adjustment and has contested it through the IRS administrative appeals process. Con-way met with the IRS Appeals Division, and following negotiations, the IRS requested an offer from Con-way in July 2011 to settle. In July 2011, the IRS accepted Con-way’s offer to settle at an amount approximating the current liability recognized. Ultimate resolution of this matter is subject to final approval and documentation.

Due primarily to the matter discussed above, Con-way’s estimated liability for unrecognized tax benefits increased to $18.2 million (including $6.5 million of accrued interest and penalties) at June 30, 2011 from $15.9 million (including $6.1 million of accrued interest and penalties) at December 31, 2010.

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

Menlo Worldwide, LLC

Menlo Worldwide, LLC (“MW”) has asserted claims against the sellers of Chic Holdings, which MW acquired in 2007, alleging inaccurate books and records, misstatement of revenue, and other similar matters related to the pre-sale financial performance of the Chic businesses and is pursuing all legal and equitable remedies available to MW. There currently exists a $9 million hold-back in escrow against which MW may apply any award for breach of warranty under the purchase agreement. The ultimate outcome of this matter is uncertain and any resulting award will not be recognized until received.

Emery Worldwide Airlines, Inc.

In February 2002, a lawsuit was filed against Emery Worldwide Airlines, Inc. (“EWA”) in the District Court for the Southern District of Ohio, alleging violations of the Worker Adjustment and Retraining Notification Act (the “WARN Act”) in connection with employee layoffs and ultimate terminations due to the August 2001 grounding of EWA’s airline operations and the shutdown of the airline operations in December 2001. The court subsequently certified the lawsuit as a class action on behalf of affected employees laid off between August 11 and August 15, 2001. The WARN Act generally requires employers to give 60-days notice, or 60-days pay and benefits in lieu of notice, of any shutdown of operations or mass layoff at a site of employment. The lawsuit was tried in early January 2009, and on September 28, 2009, the court issued its decision in favor of EWA. The Plaintiffs appealed the judgment and the District Court’s decision was affirmed on February 16, 2011. Plaintiffs’ petitions for rehearing of the appellate court’s decision were denied by orders dated March 4, 2011 and March 9, 2011. Plaintiffs filed a petition with the Supreme Court on June 7, 2011 arguing that the lower courts were wrong in ruling that there is no right to a jury trial in a WARN Act case. Plaintiffs contend that there is a split in the circuit courts on the issue and that the Supreme Court should review the case to resolve that split. Con-way filed its opposition to the petition on July 14, 2011.

Con-way is a defendant in various other lawsuits incidental to its businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material effect on Con-way’s financial position, results of operations or cash flows.

11. Subsequent Event

Con-way has a $325 million unsecured revolving credit facility, which is more fully discussed in Note 7, “Debt and Other Financing Arrangements,” of Item 8, “Financial Statements and Supplementary Data,” in Con-way’s 2010 Annual Report on Form 10-K. On August 2, 2011, Con-way amended the revolving credit facility to extend the maturity date from November 4, 2014 to August 2, 2016. The amended facility also includes revised pricing that lowers Con-way’s cost of utilizing the facility. The financial covenants and available credit provided to Con-way under the facility are unchanged by the amendment.

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

Overview of Business

Con-way provides transportation, logistics and supply-chain management services for a wide range of manufacturing, industrial and retail customers through three primary business units: Con-way Freight, Menlo Worldwide Logistics and Con-way Truckload. These business units operate in regional and transcontinental less-than-truckload and full-truckload freight transportation, contract logistics and supply-chain management, and multimodal freight brokerage. For financial reporting purposes, Con-way is divided into four reporting segments:

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

(Dollars in thousands except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$1,348,549	$1,306,263	$2,594,176	$2,468,174
Costs and expenses
Other costs and expenses	1,288,384	1,270,831	2,497,315	2,415,575
Loss from impairment of intangible assets	---	--	---	2,767
	1,288,384	1,270,831	2,497,315	2,418,342
Operating income	60,165	35,432	96,861	49,832
Other non-operating expense	14,721	15,121	30,056	32,435
Income before income tax provision	45,444	20,311	66,805	17,397
Income tax provision	16,022	6,448	30,461	7,571
Net income available to
common shareholders	$29,422	$13,863	$36,344	$9,826

Diluted earnings per share	$0.52	$0.26	$0.65	$0.19

Overview

Con-way’s consolidated revenue for the second quarter of 2011 increased 3.2% from the second quarter of 2010 and, in the first half of 2011, increased 5.1% from the same prior-year period. The increase in revenue reflects higher revenue at the Freight, Logistics and Truckload reporting segments.

Con-way’s second-quarter consolidated operating income increased 69.8% to $60.2 million in 2011 from $35.4 million in 2010. In the year-to-date periods, operating income nearly doubled to $96.9 million in 2011 compared to $49.8 million in 2010. The increases in operating income were due to improved operating results at Freight and Truckload, partially offset by lower operating income at the Logistics and Other segments. Improved operating results at Freight and Truckload reflect increased pricing and cost controls, while lower operating income at Logistics was due to increased expenses.

Non-operating expense in the second quarter of 2011 decreased $0.4 million from the second quarter of 2010 and, in the first half of 2011, decreased $2.4 million from the same prior-year period, primarily reflecting lower interest expense. Lower interest expense in 2011 reflects the net effect of various financing transactions, including the repayment in the second quarter of 2010 of the $200 million outstanding under Con-way’s 8 7/8% Notes and capital-lease transactions entered into during the second and fourth quarters of 2010.

Con-way’s second-quarter and year-to-date effective tax rates in 2011 were 35.3% and 45.6%, respectively. In the second quarter and first half of 2010, the effective tax rates were 31.7% and 43.5%, respectively. The tax provision in 2011 included a $1.1 million second-quarter income-tax benefit associated with the reversal of a portion of Con-way’s accrued liability for uncertain tax positions and a $5.9 million first-quarter charge due to the matter discussed in Note 9, “Income Taxes,” of Item 1, “Financial Statements.” In 2010, the tax provision included a $2.2 million second-quarter income-tax benefit and a $2.3 million first-quarter charge related to health care legislation. Excluding these items and other less material discrete adjustments, the second-quarter and year-to-date effective tax rates in 2011 were 37.7% and 37.6%, respectively, compared to 42.6% in both periods of 2010. The rates in 2011 declined from 2010 due primarily to a benefit associated with a fuel-related tax credit that was not in effect during 2010 until legislation was enacted in December 2010.

Cost-Reduction Actions

In response to economic conditions, in March 2009 Con-way announced several employee-related measures to reduce costs and conserve cash, as detailed in Note 6, “Employee Benefit Plans,” of Item 1, “Financial Statements.”  Effective in January 2010, Con-way restored one-half of the salary and wage reductions, and effective in April 2010, Con-way reinstated the compensated-absences benefits. Con-way restored the remaining one-half of salary and wage reductions effective in January 2011. In July 2011, Con-way announced that it will prospectively reinstate the “basic” and “transition” contributions to the defined contribution retirement plan to their prior levels in the fourth quarter of 2011. Any future merit-based pay increases for those companies that instituted salary and wage reductions, and the reinstatement of Con-way’s “matching” contributions to the defined contribution retirement plan are based on a number of factors and are not currently subject to specified financial metrics.

The table below compares the estimated cost savings from employee-related cost-reduction measures. The predominant amount of the reported cost savings relate to the Freight segment. Actual results may differ from the estimated amounts depending on factors such as employee count and turnover and assumptions related to employee retirement plan contributions.

(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Salaries and wages	$--	$8	$--	$15
Compensated absences	--	--	--	15
Defined contribution plan
Matching	9	9	17	17
Basic and transition	6	6	12	12
Total estimated cost savings	$15	$23	$29	$59

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

Freight

The following table compares operating results, operating margins, and the percentage change in selected operating statistics of the Freight reporting segment:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue before inter-segment eliminations	$839,829	$816,965	$1,607,570	$1,541,968

Salaries, wages and employee benefits	375,916	389,091	737,658	745,925
Purchased transportation	136,718	138,317	258,241	258,324
Fuel and fuel-related taxes	103,722	84,629	196,454	161,810
Other operating expenses	115,748	117,515	223,495	231,352
Depreciation and amortization	27,591	25,343	55,167	48,259
Maintenance	23,935	22,195	45,233	43,871
Rents and leases	11,913	13,686	22,775	25,094
Purchased labor	5,131	8,963	9,048	13,260
Total operating expenses	800,674	799,739	1,548,071	1,527,895
Operating income	$39,155	$17,226	$59,499	$14,073

Operating margin	4.7%	2.1%	3.7%	0.9%

	2011 vs. 2010		2011 vs. 2010
Selected Operating Statistics
Weight per day	-8.3%		-6.6%
Revenue per hundredweight (“yield”)	+11.2%		+10.5%
Shipments per day (“volume”)	-10.1%		-9.2%
Weight per shipment	+2.1%		+2.9%

Freight’s revenue in the second quarter of 2011 increased 2.8% from the second quarter of 2010 and, in the first half of 2011, increased 4.3% from the same prior-year period. Revenue increased in the second quarter due to an 11.2% increase in yield, partially offset by an 8.3% decline in weight per day. The 8.3% decline in weight per day reflects a 10.1% decrease in shipments per day and a 2.1% increase in weight per shipment. In the first half of 2011, revenue increased due to a 10.5% increase in yield and a one-day increase in the number of working days, partially offset by a 6.6% decline in weight per day. The 6.6% decline in weight per day reflects a 9.2% decrease in shipments per day and a 2.9% increase in weight per shipment.

Excluding fuel surcharges, yields in the second quarter and first half of 2011 increased 6.0% and 5.7%, respectively. In the second quarter, Freight’s fuel-surcharge revenue increased to 17.7% of revenue in 2011 from 13.5% in 2010, and in the first six months, increased to 16.9% of revenue in 2011 from 13.0% in 2010. The fuel surcharge is intended to compensate Con-way Freight for the adverse effects of higher fuel costs and fuel-related increases in purchased transportation. Fuel surcharges are only one part of Con-way Freight’s overall rate structure, and the total price that Con-way Freight receives from customers for its services is governed by market forces, as more fully discussed below in Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Fuel.”

Con-way Freight’s management believes that the variations in yield and weight per day were due in part to sales and pricing initiatives implemented in 2010 that increased base freight rates and moderated the amount of freight transported, and reflect improved pricing conditions in the less-than-truckload market.

For the second quarter, Freight reported operating income of $39.2 million in 2011 compared to $17.2 million in 2010 and, in the first half, $59.5 million in 2011 compared to $14.1 million in 2010. Improved operating results in 2011 were due largely to higher revenue on improved yields and reflect strategic efforts in the second and third quarters of 2010 to moderate the amount of freight transported to improve network efficiency and control costs. Operating results in the periods presented include the effect of the cost-reduction measures announced in March 2009; however, the 2011 periods included higher expenses than the 2010 periods due to the reinstatement in 2010 and 2011 of certain benefits previously curtailed under the cost-reductions measures.

In the second quarter and first half of 2011, expenses for salaries, wages and employee benefits decreased 3.4% and 1.1%, respectively, from the same periods in 2010. Salaries and wages, excluding variable compensation, decreased 4.2% and 2.4%, respectively, due primarily to a lower average employee count, partially offset by the reinstatement of salary and wage reductions. In the second quarter and first half of 2011, employee benefits expense decreased 5.6% and 2.1%, respectively. Employee-benefit cost declines in the second quarter of 2011 primarily reflect lower expenses for workers’ compensation claims. Lower employee benefits expenses in the first half of 2011 were due primarily to decreases in expenses for workers’ compensation and employee medical claims, partially offset by higher expenses for compensated absences, which increased $17.0 million. Lower expenses for workers’ compensation and employee medical claims were due largely to decreases in the number of claims. The increase in the year-to-date expense for compensated-absences benefits was primarily due to the reinstatement of the benefit effective in April 2010. Variable compensation expense increased $4.4 million in the second quarter of 2011 and $8.8 million in first half of 2011 based on variations in performance measures relative to variable-compensation plan targets.

Purchased transportation expense declined 1.2% in the second quarter of 2011 and was essentially unchanged in the first half of 2011 due primarily to declines in the freight transported by third-party providers, partially offset by fuel-related rate increases.

Expenses for fuel and fuel-related taxes increased 22.6% in the second quarter of 2011 and 21.4% in the first half of 2011 due primarily to the increase in the cost per gallon of diesel fuel, partially offset by lower fuel consumption due to a moderation in shipment volumes.

Other operating expenses declined 1.5% and 3.4% in the second quarter and first half of 2011, respectively, due largely to decreases in self-insurance expense, particularly cargo claims, and lower marketing costs, partially offset by higher administrative corporate allocations for information-technology services. The decrease in cargo-claims expense reflects lower shipment volumes and improved freight handling, which was due in part to the utilization of the SafeStackTM cargo loading system for trailers that was deployed during 2010.

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

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue before inter-segment eliminations	$394,012	$385,775	$763,987	$740,958
Purchased transportation expense	(247,028)	(242,978)	(474,682)	(453,912)
Net revenue	146,984	142,797	289,305	287,046

Salaries, wages and employee benefits	56,621	54,285	109,970	106,517
Fuel and fuel-related taxes	285	216	541	429
Other operating expense	37,520	36,016	76,979	73,213
Depreciation and amortization	2,795	3,201	5,636	6,264
Maintenance	719	591	1,421	1,165
Rents and leases	15,679	15,506	31,387	31,751
Purchased labor	21,270	19,974	42,630	39,076
Loss from impairment of intangible assets	--	--	--	2,767
Total operating expenses excluding
purchased transportation	134,889	129,789	268,564	261,182
Operating income	$12,095	$13,008	$20,741	$25,864
Operating income excluding impairment	$12,095	$13,008	$20,741	$28,631

Operating margin on revenue	3.1%	3.4%	2.7%	3.5%
Operating margin on net revenue	8.2%	9.1%	7.2%	9.0%
Operating margin on revenue excluding impairment	3.1%	3.4%	2.7%	3.9%
Operating margin on net revenue excluding impairment	8.2%	9.1%	7.2%	10.0%

Logistics’ revenue in the second quarter and first half of 2011 increased 2.1% and 3.1%, respectively, due to increases in revenue from both carrier-management and warehouse-management services. In 2011, revenue from carrier-management services in the second quarter and first half increased 2.2% and 4.1%, respectively, while revenue from warehouse-management services increased 2.0% and 0.7%, respectively. Higher revenue from carrier-management services was due primarily from growth at existing customers and increased freight brokerage volumes. Increased revenue from warehouse-management services was due primarily to the addition of new customers.

Logistics’ net revenue in the second quarter and first half of 2011 increased 2.9% and 0.8%, respectively, when compared to the prior-year periods. Purchased transportation expense increased 1.7% and 4.6% in the second quarter and first half of 2011, respectively, due primarily to increased carrier-management volumes.

Logistics’ operating income in the second quarter and first half of 2011 declined 7.0% and 19.8%, respectively, when compared to the prior-year periods. As discussed more fully in Note 2, “Goodwill and Intangible Assets,” of Item 1, “Financial Statements,” Logistics recognized a $2.8 million charge in the first quarter of 2010 for the impairment of a customer-relationship intangible asset. Excluding the impairment, Logistics operating income in the first half of 2011 declined 27.6%. The declines in operating income reflect lower margins on both warehouse-management and carrier-management services. Lower margins on warehouse-management services were due largely to increased start-up costs associated with new customer contracts. Lower margins on carrier-management services were due largely to the decline in the amount of revenue recognized under performance-based arrangements. Under performance-based arrangements, revenue is recognized upon the achievement of contractually specified performance measures typically without an associated increase in operating expenses. The level of achievement, if any, relating to these performance measures varies each reporting period.

Salaries, wages and employee benefits increased 4.3% and 3.2% in the second quarter and first half of 2011. In the second quarter and first six months, salaries and wages, excluding variable compensation, rose 8.4% and 7.2%, respectively, due primarily to salary and wage rate increases and increased average employee counts. Variable compensation expense decreased $1.0 million or 21.3% in the second quarter of 2011 and $3.0 million or 31.2% in first half of 2011 based on variations in performance measures relative to variable-compensation plan targets. Employee benefits expense increased 2.6% and 5.2% in the second quarter and first half of 2011, respectively, due primarily to increased costs associated with providing benefits to international employees and expenses related to Con-way’s share-based compensation plans.

Other operating expenses increased 4.2% and 5.1% in the second quarter and first half of 2011, respectively. Increased other operating expenses reflect higher costs for information-technology projects (including administrative corporate allocations), increased usage of outside services related to a government contract and costs associated with a customer claim.

Purchased labor expense increased 6.5% and 9.1% in the second quarter and first half of 2011, respectively, due to increased labor demands as the result of warehouse relocations and the start-up of new warehouse-management facilities.

Truckload

The table below compares operating results, operating margins and the percentage change in selected operating statistics of the Truckload reporting segment. The table summarizes the segment’s revenue before inter-segment eliminations, including freight revenue, fuel-surcharge revenue and other non-freight revenue.

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Freight revenue	$113,965	$116,498	$224,578	$232,700
Fuel-surcharge revenue	37,152	25,039	67,469	45,784
Other revenue	4,334	3,917	8,619	7,586
Revenue before inter-segment eliminations	155,451	145,454	300,666	286,070

Salaries, wages and employee benefits	52,053	52,710	102,420	105,628
Purchased transportation	7,033	6,437	12,863	12,625
Fuel and fuel-related taxes	45,971	37,431	88,965	74,331
Other operating expenses	14,605	18,697	28,954	35,315
Depreciation and amortization	17,145	15,323	33,829	30,672
Maintenance	7,784	9,139	15,155	18,301
Rents and leases	264	261	533	480
Purchased labor	273	324	541	611
Total operating expenses	145,128	140,322	283,260	277,963
Operating income	$10,323	$5,132	$17,406	$8,107

Operating margin on revenue	6.6%	3.5%	5.8%	2.8%
Operating margin on revenue
excluding fuel-surcharge revenue	8.7%	4.3%	7.5%	3.4%

	2011 vs. 2010		2011 vs. 2010
Selected Operating Statistics
Loaded miles	-6.1%		-7.2%
Freight revenue per loaded mile	+4.2%		+4.0%

Truckload’s revenue increased 6.9% in the second quarter of 2011 from the same period of 2010, due primarily to a 48.4% increase in fuel-surcharge revenue, partially offset by a 2.2% decline in freight revenue. The 2.2% decline in freight revenue reflects a 6.1% decline in loaded miles and a 4.2% increase in revenue per loaded mile. In the first half of 2011, Truckload’s revenue increased 5.1% from the same prior-year period, reflecting a 47.4% increase in fuel-surcharge revenue, partially offset by a 3.5% decline in freight revenue. The 3.5% decline in freight revenue reflects a 7.2% decline in loaded miles and a 4.0% increase in revenue per loaded mile. In the periods presented, higher fuel-surcharge revenue was due primarily to higher fuel prices in 2011 compared to 2010. The decrease in loaded miles was due primarily to a decline in the number tractors operated by two-person teams, which resulted in lower miles per tractor, and a smaller fleet.

For the second quarter, Truckload reported operating income of $10.3 million in 2011 compared to $5.1 million in 2010 and, in the first half, $17.4 million in 2011 compared to $8.1 million in 2010. Higher operating income was due primarily to lower vehicular self-insurance expense and improved fuel-surcharge recovery rates.

Salaries, wages and employee benefits decreased 1.2% and 3.0% in the second quarter and first half of 2011, respectively, reflecting a decline in salaries and wages, excluding variable compensation, partially offset by an increase in variable compensation. Salaries and wages, excluding variable compensation, declined 6.3% and 6.2% in the second quarter and first half of 2011, respectively, due primarily to fewer miles. Variable compensation expense increased $1.9 million in the second quarter of 2011 and $2.8 million in first half of 2011 based on variations in performance measures relative to variable-compensation plan targets.

Expenses for fuel and fuel-related taxes increased 22.8% and 19.7% in the second quarter and first half of 2011, respectively, due primarily to a higher fuel cost per gallon, partially offset by a decrease in miles driven.

Other operating expenses decreased 21.9% and 18.0% in the second quarter and first half of 2011, respectively, due primarily to declines in vehicular self-insurance expense resulting from declines in the severity and number of claims. Vehicular self-insurance expense decreased $4.1 million and $6.7 million in the second quarter and first half of 2011, respectively.

Increased expense for depreciation and amortization and lower expense for maintenance reflect a tractor replacement program initiated in 2010.

Other

The Other reporting segment consists of the operating results of Road Systems, a trailer manufacturer, and certain corporate activities for which the related income or expense has not been allocated to other reporting segments. The table below summarizes the operating results for the Other reporting segment:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue
Road Systems	$12,297	$14,019	$24,294	$25,858

Operating income (loss)
Road Systems	$6	$91	$(79)	$(18)
Con-way re-insurance activities	(1,289)	271	36	2,418
Con-way corporate properties	(371)	(247)	(730)	(584)
Other	246	(49)	(12)	(28)
	$(1,408)	$66	$(785)	$1,788

Liquidity and Capital Resources

Cash and cash equivalents increased to $469.4 million at June 30, 2011 from $421.4 million at December 31, 2010, as $185.9 million provided by operating activities exceeded $122.5 million used in investing activities and $15.5 million used in financing activities. Cash provided by operating activities came primarily from net income after adjustment for non-cash items. Cash used in investing activities primarily reflects capital expenditures. Cash used in financing activities primarily reflects the payment of common dividends and repayment of capital leases.

(Dollars in thousands)	Six Months Ended June 30,
	2011	2010
Operating Activities
Net income	$36,344	$9,826
Non-cash adjustments (1)	140,322	109,571
Changes in assets and liabilities	9,280	(13,059)
Net Cash Provided by Operating Activities	185,946	106,338

Net Cash Used in Investing Activities	(122,497)	(129,575)

Net Cash Used in Financing Activities	(15,456)	(63,586)

Increase (Decrease) in Cash and Cash Equivalents	$47,993	$(86,823)

(1) “Non-cash adjustments” refer to depreciation, amortization, impairment charges, deferred income taxes, provision for uncollectible accounts, and other non-cash income and expenses.

Operating Activities

The most significant items affecting the comparison of Con-way’s operating cash flows for the periods presented are summarized below:

In the first six months of 2011, net income and non-cash adjustments collectively increased $57.3 million from the same period of 2010.

Changes in assets and liabilities were a source of cash in the first six months of 2011 and a use of cash in the first six months of 2010. The net change of $22.3 million increased operating cash flows in 2011 compared to 2010. Comparative changes were primarily associated with accrued income taxes, receivables, and self-insurance accruals.

Accrued income taxes provided $29.9 million in the first six months of 2011, compared to $6.4 million used in the same prior-year period due primarily to variations in income tax refunds and payments. In the first six months of 2011, Con-way received $28.9 million of net refunds, and in the first six months of 2010, Con-way made net payments of $16.5 million.

In the first six months of 2011, receivables used $96.1 million, compared to $121.6 million used in the first six months of 2010. Changes in receivables reflect variations in revenue and average collection periods.

The change in self-insurance accruals used $14.9 million in the first six months of 2011, compared to $22.0 million provided in the first six months of 2010. The cash used in the first six months of 2011 was due primarily to decreases in the liabilities for vehicular and workers compensation claims. The cash provided in the first six months of 2010 was due primarily to increases in the liabilities for vehicular and cargo claims.

Investing Activities

The most significant items affecting the comparison of Con-way’s investing cash flows for the periods presented are summarized below:

In the first six months, capital expenditures were $138.8 million in 2011, compared to $88.4 million in 2010. Increased capital expenditures in 2011 were due primarily to the acquisition of tractor equipment at Con-way Truckload. Higher capital expenditures at Con-way Truckload in the first six months of 2011 reflect an accelerated fleet replacement program that was approved by the Con-way board of directors in June 2010.

Proceeds from sales of property and equipment increased to $19.9 million in the first six months of 2011 compared to $2.4 million in the first six months of 2010 due primarily to the sale of tractors in connection with the tractor replacement program at Con-way Truckload.

In the first six months of 2010, $39.0 million of cash was used as the result of a net investment in marketable securities, compared to $0.3 million of net proceeds received in the first six months of 2011.

Financing Activities

The most significant items affecting the comparison of Con-way’s financing cash flows for the periods presented are summarized below:

Financing activities used cash of $15.5 million in the first half of 2011, compared to $63.6 million used in the same period of 2010. The first half of both 2011 and 2010 primarily reflect payments of dividends and the repayment of capital leases, while the first half of 2010 also includes the $200.0 million repayment of the amount outstanding under the 8 7/8% Notes Due 2010 and proceeds from the issuance of common stock. In the second quarter of 2010, Con-way issued repurchased common stock (also referred to as treasury stock) in a public offering and received net proceeds of $143.3 million, as discussed more fully in Note 7, “Shareholders’ Equity,” of Item 1, “Financial Statements.”

Contractual Cash Obligations

Con-way’s contractual cash obligations as of December 31, 2010 are summarized in Item 7, “Management’s Discussion and Analysis – Liquidity and Capital Resources – Contractual Cash Obligations,” of Con-way’s 2010 Annual Report on Form 10-K. In the first six months of 2011, there have been no material changes in Con-way’s contractual obligations outside the ordinary course of business.

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

Con-way has a $325 million unsecured revolving credit facility that matures on November 4, 2014. The revolving facility is available for cash borrowings and issuance of letters of credit. At June 30, 2011, no cash borrowings were outstanding under the credit facility; however, $180.9 million of letters of credit were outstanding, leaving $144.1 million of available capacity for additional letters of credit or cash borrowings. The revolving facility is guaranteed by certain of Con-way’s material domestic subsidiaries and contains two financial covenants: (i) a leverage ratio and (ii) a fixed-charge coverage ratio. At June 30, 2011, Con-way was in compliance with the revolving credit facility’s financial covenants and expects to remain in compliance through December 31, 2011 and thereafter. On August 2, 2011, Con-way amended its revolving credit facility, as more fully discussed in Note 11, “Subsequent Event,” of Item 1, “Financial Statements.”

Con-way had other uncommitted unsecured credit facilities totaling $64.1 million at June 30, 2011, which are available to support short-term borrowings, letters of credit, bank guarantees and overdraft facilities. At June 30, 2011, $19.2 million of cash borrowings and $28.0 million of other credit commitments were outstanding leaving $16.9 million of available capacity.

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

In the first six months of 2011 and 2010, Con-way used treasury stock to fund $17.3 million and $17.9 million, respectively, of contributions to the defined contribution retirement plan. Effective in July 2011, the contributions will be in the form of cash contributed by Con-way, rather than in treasury stock.

During 2011, Con-way’s net cash flows will benefit from capital expenditure-related tax legislation enacted in December 2010. As a result of the legislation, Con-way will be able to deduct a substantial portion of its 2011 capital expenditures in the 2011 tax year.

At June 30, 2011, Con-way’s senior unsecured debt was rated as investment grade by Standard and Poor’s (BBB-), Fitch Ratings (BBB-), and Moody’s (Baa3). Standard and Poor’s and Moody’s assigned an outlook of “negative,” while Fitch Ratings assigned an outlook of “stable.”

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

Con-way enters into derivative financial instruments only in circumstances that warrant the hedge of an underlying asset, liability or future cash flow against exposure to some form of interest rate, commodity or currency-related risk. Additionally, the designated hedges should have high correlation to the underlying exposure such that fluctuations in the value of the derivatives offset reciprocal changes in the underlying exposure. Con-way held no derivative financial instruments at June 30, 2011.

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

(101)
The following financial statements from Con-way’s Form 10-Q for the quarter ended June 30, 2011, filed on August 8, 2011, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Balance Sheets, (ii) Statements of Consolidated Income, (iii) Statements of Consolidated Cash Flows, and (iv) Notes to Consolidated Financial Statements.

* Previously filed with the Securities and Exchange Commission and incorporated herein by reference.
# Designates a contract or compensation plan for Management or Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Con-way Inc.
(Registrant)

August 8, 2011	/s/ Stephen L. Bruffett
Stephen L. Bruffett
Executive Vice President and
Chief Financial Officer