Form 10-Q
period 2011-09-30
Con-way Inc.
filed 2011-11-07
CIK 23675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Number of shares of Common Stock, $0.625 par value,
outstanding as of October 31, 2011:  55,588,740

CON-WAY INC.
FORM 10-Q
Quarter Ended September 30, 2011

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets -
	September 30, 2011 and December 31, 2010	3

	Statements of Consolidated Operations -
	Three and Nine Months Ended September 30, 2011 and 2010	5

	Statements of Consolidated Cash Flows -
	Nine Months Ended September 30, 2011 and 2010	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6.	Exhibits	34

Signatures		35

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CON-WAY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
ASSETS	2011	2010
	(Unaudited)
Current Assets
Cash and cash equivalents	$439,084	$421,420
Marketable securities	11,230	-
Trade accounts receivable, net	635,972	539,849
Other accounts receivable	51,356	79,065
Operating supplies, at lower of average cost or market	24,397	23,868
Prepaid expenses	30,995	47,345
Deferred income taxes	50,174	8,530
Total Current Assets	1,243,208	1,120,077

Property, Plant and Equipment
Land	194,818	194,818
Buildings and leasehold improvements	822,398	817,599
Revenue equipment	1,543,321	1,480,561
Other equipment	312,158	306,215
	2,872,695	2,799,193
Accumulated depreciation	(1,437,167)	(1,394,608)
Net Property, Plant and Equipment	1,435,528	1,404,585

Other Assets
Deferred charges and other assets	37,993	39,107
Capitalized software, net	20,329	19,083
Marketable securities	5,568	6,039
Intangible assets, net	14,818	17,191
Goodwill	338,188	337,650
	416,896	419,070

Total Assets	$3,095,632	$2,943,732

The accompanying notes are an integral part of these statements.

CON-WAY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share amounts)

	September 30,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2011	2010
	(Unaudited)
Current Liabilities
Accounts payable	$363,525	$304,176
Accrued liabilities	232,500	203,231
Self-insurance accruals	100,726	105,857
Short-term borrowings	15,439	18,552
Current maturities of long-term debt and capital leases	19,623	20,074
Total Current Liabilities	731,813	651,890

Long-Term Liabilities
Long-term debt	718,305	718,215
Long-term obligations under capital leases	61,232	75,735
Self-insurance accruals	162,472	169,311
Employee benefits	348,773	418,731
Other liabilities and deferred credits	39,594	41,789
Deferred income taxes	135,171	48,529
Total Liabilities	2,197,360	2,124,200

Commitments and Contingencies (Note 10)

Shareholders' Equity
Common stock, $0.625 par value; authorized 100,000,000 shares;
issued 63,057,046 and 62,750,994 shares, respectively	39,389	39,143
Additional paid-in capital, common stock	594,346	580,008
Retained earnings	861,794	821,187
Cost of repurchased common stock
(7,468,659 and 7,884,597 shares, respectively)	(322,454)	(340,912)
Total Common Shareholders' Equity	1,173,075	1,099,426
Accumulated Other Comprehensive Loss	(274,803)	(279,894)
Total Shareholders' Equity	898,272	819,532
Total Liabilities and Shareholders' Equity	$3,095,632	$2,943,732

The accompanying notes are an integral part of these statements.

CON-WAY INC.
STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$1,377,079	$1,270,183	$3,971,255	$3,738,357

Costs and Expenses
Salaries, wages and employee benefits	516,083	517,221	1,516,597	1,530,630
Purchased transportation	365,306	331,137	1,030,822	952,817
Fuel and fuel-related taxes	142,185	112,863	428,322	349,547
Other operating expenses	145,298	137,563	417,998	411,505
Depreciation and amortization	50,814	50,568	151,668	143,532
Maintenance	35,711	30,640	97,692	94,141
Rents and leases	30,423	29,622	86,944	88,673
Purchased labor	30,134	31,654	83,226	85,998
Loss from impairment of goodwill and other intangible assets	-	16,414	-	19,181
	1,315,954	1,257,682	3,813,269	3,676,024

Operating Income	61,125	12,501	157,986	62,333

Other Income (Expense)
Investment income	163	352	712	1,059
Interest expense	(13,909)	(13,818)	(41,751)	(44,906)
Miscellaneous, net	227	(568)	(2,536)	(2,622)
	(13,519)	(14,034)	(43,575)	(46,469)

Income (Loss) before Income Tax Provision	47,606	(1,533)	114,411	15,864
Income Tax Provision	18,478	6,695	48,939	14,266
Net Income (Loss) Applicable to Common Shareholders	$29,128	$(8,228)	$65,472	$1,598

Weighted-Average Common Shares Outstanding
Basic	55,535,074	54,286,677	55,331,170	51,780,610
Diluted	56,117,334	54,286,677	56,054,059	52,410,846

Earnings (Loss) per Common Share
Basic
Net Income (Loss) Applicable to Common Shareholders	$0.52	$(0.15)	$1.18	$0.03

Diluted
Net Income (Loss) Applicable to Common Shareholders	$0.52	$(0.15)	$1.17	$0.03

The accompanying notes are an integral part of these statements.

CON-WAY INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2011	2010

Cash and Cash Equivalents, Beginning of Period	$421,420	$476,575

Operating Activities
Net income	65,472	1,598
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization, net of accretion	150,905	140,619
Non-cash compensation and employee benefits	17,668	15,746
Increase in deferred income taxes	42,049	33,163
Provision for uncollectible accounts	4,973	5,519
Loss from impairment of goodwill and other intangible assets	-	19,181
Loss (Gain) from sales of property and equipment, net	(1,923)	972
Changes in assets and liabilities:
Receivables	(104,658)	(108,590)
Prepaid expenses	16,350	4,628
Accounts payable	53,788	57,052
Accrued variable compensation	12,806	7,873
Accrued liabilities, excluding accrued variable compensation
and employee benefits	15,172	(5,347)
Self-insurance accruals	(11,970)	29,596
Accrued income taxes	31,218	(31,021)
Employee benefits	(51,430)	(70,701)
Deferred charges and credits	1,508	(1,075)
Other	(5,878)	(3,940)
Net Cash Provided by Operating Activities	236,050	95,273

Investing Activities
Capital expenditures	(176,677)	(119,989)
Software expenditures	(7,280)	(7,015)
Proceeds from sales of property and equipment	6,083	3,258
Purchases of marketable securities	(11,230)	(54,260)
Proceeds from sales of marketable securities	525	28,460
Net Cash Used in Investing Activities	(188,579)	(149,546)

Financing Activities
Repayment of long-term debt and capital leases	(14,884)	(207,704)
Net proceeds from (repayments of) short-term borrowings	(3,732)	8,154
Payment of debt issuance costs	(661)	-
Proceeds from issuance of common stock	-	143,325
Proceeds from exercise of stock options	5,374	1,148
Excess tax benefit from stock-option exercises	713	150
Payments of common dividends	(16,617)	(15,367)
Net Cash Used in Financing Activities	(29,807)	(70,294)

Increase (Decrease) in Cash and Cash Equivalents	17,664	(124,567)
Cash and Cash Equivalents, End of Period	$439,084	$352,008

Supplemental Disclosures
Cash paid (refunded) for income taxes, net	$(28,005)	$16,988
Cash paid for interest, net of amounts capitalized	$43,765	$51,878

Non-cash Investing and Financing Activities
Capital lease incurred to acquire revenue equipment	$-	$35,104
Revenue equipment acquired through partial non-monetary exchanges	$25,708	$-
Repurchased common stock issued under defined contribution plan	$17,307	$27,383

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary to present fairly Con-way’s financial position, results of operations and cash flows for the periods presented. Results for the interim periods presented are not necessarily indicative of annual results.

Earnings (Loss) per Share (“EPS”)

Basic EPS is computed by dividing reported earnings by the weighted-average common shares outstanding. Diluted EPS is calculated as follows:

(Dollars in thousands except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income (loss) applicable to common
shareholders, as reported	$29,128	$(8,228)	$65,472	$1,598

Denominator:
Weighted-average common shares outstanding	55,535,074	54,286,677	55,331,170	51,780,610
Stock options and nonvested stock	582,260	--	722,889	630,236
	56,117,334	54,286,677	56,054,059	52,410,846

Diluted earnings (loss) per share	$0.52	$(0.15)	$1.17	$0.03

Antidilutive securities excluded from the
computation of diluted EPS	2,070,672	3,582,653	1,838,289	1,707,718

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” This ASU, codified in the “Intangibles – Goodwill and Other” topic of the FASB Accounting Standards Codification, allows an entity to first perform a qualitative assessment to determine whether it is necessary to perform the two-step goodwill impairment test required by the previous standard. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are to be applied prospectively and will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption for fiscal year 2011 annual tests is permitted. Con-way does not believe that the standard will have a material effect on its financial statements.

Reclassifications

Certain amounts in the prior-period financial statements have been reclassified to conform to the current-period presentation.

2. Goodwill and Intangible Assets

Goodwill

The following table shows the changes in the gross carrying amounts of goodwill attributable to each applicable segment:

(Dollars in thousands)	Logistics	Truckload	Other	Total

Balances at December 31, 2009
Goodwill	$54,968	$464,598	$727	$520,293
Accumulated impairment losses	(31,822)	(134,813)	--	(166,635)
	23,146	329,785	727	353,658

Impairment charge	(16,414)	--	--	(16,414)
Change in foreign currency exchange rates	406	--	--	406
Balances at December 31, 2010
Goodwill	55,374	464,598	727	520,699
Accumulated impairment losses	(48,236)	(134,813)	--	(183,049)
	7,138	329,785	727	337,650

Change in foreign currency exchange rates	538	--	--	538
Balances at September 30, 2011
Goodwill	55,912	464,598	727	521,237
Accumulated impairment losses	(48,236)	(134,813)	--	(183,049)
	$7,676	$329,785	$727	$338,188

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

Intangible Assets

The fair value of intangible assets is amortized on a straight-line basis over their estimated useful lives. In the third quarter and first nine months of 2011, amortization expense related to intangible assets was $0.9 million and $2.5 million, respectively, compared to $0.8 million and $2.5 million in the same respective periods of 2010. Intangible assets consisted of the following:

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$27,863	$13,045	$27,530	$10,339

In the first quarter of 2010, Con-way evaluated the fair value of Chic Logistics’ customer-relationship intangible asset due to lower projected revenues from customers comprising the customer relationship intangible asset. As a result, Menlo Worldwide Logistics recognized a $2.8 million impairment loss to reduce the carrying amount of the intangible asset to zero.

Estimated amortization expense for the next five years is presented in the following table:

(Dollars in thousands)

Year ending December 31:
Remaining three months of 2011	$800
2012	2,600
2013	2,400
2014	2,400
2015	2,400
2016	2,400

3. Restructuring Activities

As more fully discussed below, Con-way recognized restructuring charges of $0.1 million and $1.8 million in the third quarter and first nine months of 2011, respectively, and expects to recognize $0.3 million of additional expense in the last three months of 2011. In the third quarter and first nine months of 2010, Con-way recognized restructuring charges of $2.4 million and $3.8 million, respectively. Con-way reported the employee-separation costs in salaries, wages and employee benefits and all other costs in other operating expenses. Con-way’s remaining liability for amounts expensed but not yet paid was $0.1 million at September 30, 2011. The remaining liability relates to employee-separation costs that are expected to be paid through 2011.

Outsourcing Initiative

In 2009, as part of an ongoing effort to reduce costs and improve efficiencies, Con-way initiated a project to outsource a significant portion of its information-technology infrastructure function and a small portion of its administrative and accounting functions. Con-way does not expect to incur additional restructuring charges for the outsourcing initiative. There was not a remaining liability at September 30, 2011.

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

The following table summarizes the effect of the initiative:

(Dollars in thousands)	Employee-Separation Costs	Relocation and Other Costs	Total
Balance at December 31, 2010	$2,496	$--	$2,496
2011 charges	1,054	774	1,828
Cash payments	(3,493)	(774)	(4,267)
Balance at September 30, 2011	$57	$--	$57

Total expense recognized to date	$3,550	$774	$4,324
Expected remaining expenses	$--	$276	$276

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

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues before Inter-segment Eliminations
Freight	$843,300	$797,078	$2,450,870	$2,339,046
Logistics	417,142	370,049	1,181,129	1,111,007
Truckload	158,705	140,655	459,371	426,725
Other	12,160	10,416	36,454	36,274
Inter-segment Revenue Eliminations	(54,228)	(48,015)	(156,569)	(174,695)
	$1,377,079	$1,270,183	$3,971,255	$3,738,357

Inter-segment Revenue Eliminations
Freight	$13,205	$12,741	$36,931	$38,123
Logistics	9,411	5,447	24,216	13,977
Truckload	20,921	20,854	63,291	90,640
Other	10,691	8,973	32,131	31,955
	$54,228	$48,015	$156,569	$174,695

Revenues from External Customers
Freight	$830,095	$784,337	$2,413,939	$2,300,923
Logistics	407,731	364,602	1,156,913	1,097,030
Truckload	137,784	119,801	396,080	336,085
Other	1,469	1,443	4,323	4,319
	$1,377,079	$1,270,183	$3,971,255	$3,738,357
Operating Income (Loss)
Freight	$40,721	$13,062	$100,220	$27,135
Logistics	12,679	(6,282)	33,420	19,582
Truckload	7,867	5,475	25,273	13,582
Other	(142)	246	(927)	2,034
	$61,125	$12,501	$157,986	$62,333

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

The following table summarizes the valuation of financial instruments within the fair-value hierarchy:

	September 30, 2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Cash equivalents	$402,306	$89,532	$312,774	$--
Current marketable securities	11,230	--	11,230	--
Other marketable securities	5,568	--	--	5,568

	December 31, 2010
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Cash equivalents	$388,053	$118,763	$269,290	$--
Other marketable securities	6,039	--	--	6,039

Cash equivalents consist of short-term interest-bearing instruments (primarily commercial paper, certificates of deposit and money-market funds) with maturities of three months or less at the date of purchase. Current marketable securities consist of variable-rate demand notes.

Money-market funds reflect their published net asset value and are classified as Level 1 instruments. Commercial paper, certificates of deposit and variable-rate demand notes are generally valued using published interest rates for instruments with similar terms and maturities, and accordingly, are classified as Level 2 instruments. At September 30, 2011, the weighted-average remaining maturity of the cash equivalents was less than one month. Based on their short maturities, the carrying amount of the cash equivalents approximates their fair value.

Con-way holds one auction-rate security, which is valued with an income approach that utilizes a discounted cash flow model. The following table summarizes the change in fair values of Con-way’s auction-rate security, which was valued using Level 3 inputs:

(Dollars in thousands)	Auction-rate security
Balance at December 31, 2009	$6,691
Unrealized gain	48
Partial redemption	(700)
Balance at December 31, 2010	$6,039
Unrealized gain	54
Partial redemption	(525)
Balance at September 30, 2011	$5,568

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

Defined Benefit Pension Plans

As a result of plan amendments in previous years, no additional benefits accrue under these plans and already-accrued benefits will not be adjusted for future increases in compensation. The following table summarizes the components of net periodic benefit expense (income) for Con-way’s domestic defined benefit pension plans:

	Qualified Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010

Interest cost on benefit obligation	$17,827	$17,284	$53,482	$51,852
Expected return on plan assets	(21,483)	(18,760)	(64,451)	(56,279)
Amortization of net loss	2,636	2,268	7,909	6,803
Net periodic benefit expense (income)	$(1,020)	$792	$(3,060)	$2,376

	Non-Qualified Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010

Interest cost on benefit obligation	$946	$969	$2,840	$2,909
Amortization of net loss	170	113	509	339
Net periodic benefit expense	$1,116	$1,082	$3,349	$3,248

Con-way has made $62.6 million in contributions to its Qualified Pension Plans in 2011, including $3.5 million contributed in October 2011. Con-way does not anticipate making any further contributions to the plans in 2011.

Defined Contribution Retirement Plans

Con-way’s defined contribution retirement plans consist mostly of the primary defined contribution retirement plan (the “Primary DC Plan”). Con-way’s expense under the Primary DC Plan was $8.5 million and $26.2 million in the third quarter and first nine months of 2011, respectively, compared to $9.1 million and $28.3 million in the same periods of 2010. In the first nine months of 2011 and 2010, Con-way used 461,151 shares and 826,504 shares, respectively, of repurchased common stock (also referred to as treasury stock), to fund $17.3 million and $27.4 million, respectively, of contributions to the Primary DC Plan. Effective in July 2011, Con-way’s contributions to the Primary DC Plan were in the form of cash, rather than in treasury stock.

Postretirement Medical Plan

The following table summarizes the components of net periodic benefit expense for the postretirement medical plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010

Service cost	$360	$351	$1,081	$1,054
Interest cost on benefit obligation	1,123	1,208	3,369	3,624
Amortization of prior service credit	(303)	(301)	(909)	(902)
Net periodic benefit expense	$1,180	$1,258	$3,541	$3,776

Cost-Reduction Actions

In response to economic conditions, in March 2009, Con-way announced several measures to reduce costs and conserve cash, as detailed below. The measures announced in March 2009 consisted of the suspension or curtailment of employee benefits and a reduction in salaries and wages.

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

Defined Contribution Plan

Effective in April 2009, employer contributions to Con-way’s Primary DC Plan were suspended or limited. The “matching” and “transition” contributions were suspended and the “basic” contribution was limited to no more than 3% of an employee’s eligible compensation. Effective from the fourth quarter of 2011, Con-way prospectively reinstated the “basic” and “transition” contributions to their prior levels. The reinstated contributions, which are based on employees’ years of service, will consist of a “basic” contribution that ranges from 3% to 5% of eligible compensation and a “transition” contribution that ranges from 1% to 3% of eligible compensation. The “matching” contributions have not been reinstated.

7. Shareholders’ Equity

Comprehensive Income

Comprehensive income, which is a measure of all changes in equity except those resulting from investments by owners and distributions to owners, was as follows:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income (loss)	$29,128	$(8,228)	$65,472	$1,598

Other comprehensive income (loss):
Foreign currency translation adjustment	(1,226)	799	477	(1,639)
Unrealized gain (loss) on available-for-sale
security, net of deferred tax of $7, $5,
$21, and $17, respectively	12	(8)	33	26
Employee benefit plans, net of deferred tax of
$976, $812, $2,928, and $4,699,
respectively	1,527	1,268	4,581	6,058
Comprehensive income (loss)	$29,441	$(6,169)	$70,563	$6,043

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

The following expense was recognized for share-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010

Salaries, wages and employee benefits	$316	$4,224	$9,485	$11,119
Deferred income tax benefit	(89)	(1,632)	(3,665)	(4,289)
Net share-based compensation expense	$227	$2,592	$5,820	$6,830

The SARs are liability-classified awards and, as a result, Con-way re-measures the fair value of the awards each reporting period until the awards are settled. The decline in share-based compensation expense for 2011 reflects a decline in the fair value per SAR. At September 30, 2011 and December 31, 2010, Con-way had recognized accrued liabilities for cash-settled SARs of $1.7 million and $2.9 million, respectively, using a fair value per SAR of $6.11 and $16.41, respectively.

9. Income Taxes

Con-way recognized a tax provision of $18.5 million in the third quarter of 2011 and $6.7 million in the same quarter of 2010. In the first nine months, Con-way recognized a tax provision of $48.9 million in 2011 and $14.3 million in 2010. The tax provision in 2011 included a $1.1 million second-quarter income-tax benefit associated with the reversal of a portion of Con-way’s accrued liability for uncertain tax positions and a $5.9 million first-quarter charge due to the matter discussed below under “Uncertain Tax Positions.” In 2010, the effective tax rate was affected by the non-deductible goodwill impairment charge in the third quarter of 2010. Excluding these items and other discrete adjustments, the third-quarter and year-to-date effective tax rates in 2011 were 37.4% and 37.5%, respectively, compared to 42.6% in both periods of 2010. The rates in 2011 declined from 2010 due primarily to a benefit associated with a fuel-related tax credit that was not in effect during 2010 until legislation was enacted in December 2010.

Other accounts receivable in the consolidated balance sheets include income tax receivables of $8.3 million and $41.2 million at September 30, 2011 and December 31, 2010, respectively.

Uncertain Tax Positions

Con-way is subject to examination for federal income taxes for 2005 to 2010. The Internal Revenue Service ("IRS") issued a Revenue Agent's Report for tax years 2005 through 2007 proposing certain adjustments, one of which related primarily to the treatment of certain payments to retirees and former employees of Menlo Worldwide Forwarding, Inc. and its subsidiaries and Menlo Worldwide Expedite!, Inc. (collectively “MWF”) by Con-way after the sale of MWF to United Parcel Service, Inc. in 2004. Con-way contested this proposed adjustment through the IRS administrative appeals process. Con-way met with the IRS Appeals Division, and following negotiations, the IRS requested an offer from Con-way in July 2011 to settle. In July 2011, the IRS accepted Con-way’s offer to settle at an amount approximating the liability recognized in the first quarter of 2011.

Due primarily to the matter discussed above, Con-way’s estimated liability for unrecognized tax benefits increased to $18.7 million (including $6.9 million of accrued interest and penalties) at September 30, 2011 from $15.9 million (including $6.1 million of accrued interest and penalties) at December 31, 2010.

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

Menlo Worldwide, LLC

Menlo Worldwide, LLC (“MW”) has asserted claims against the sellers of Chic Holdings, which MW acquired in 2007, alleging inaccurate books and records, misstatement of revenue, and other similar matters related to the pre-sale financial performance of the Chic businesses. On October 17, 2011, MW and the sellers entered into an agreement in which the sellers agreed to pay MW $10.0 million as an adjustment of the original purchase price to settle this dispute. In the fourth quarter of 2011, MW received essentially the entire settlement amount and will recognize a corresponding gain in the fourth quarter of 2011.

Emery Worldwide Airlines, Inc.

In February 2002, a lawsuit was filed against Emery Worldwide Airlines, Inc. (“EWA”) in the District Court for the Southern District of Ohio, alleging violations of the Worker Adjustment and Retraining Notification Act (the “WARN Act”) in connection with employee layoffs and ultimate terminations due to the August 2001 grounding of EWA’s airline operations and the shutdown of the airline operations in December 2001. The court subsequently certified the lawsuit as a class action on behalf of affected employees laid off between August 11 and August 15, 2001. The WARN Act generally requires employers to give 60-days notice, or 60-days pay and benefits in lieu of notice, of any shutdown of operations or mass layoff at a site of employment. The lawsuit was tried in early January 2009, and on September 28, 2009, the court issued its decision in favor of EWA. The Plaintiffs appealed the judgment and the District Court’s decision was affirmed on February 16, 2011. Plaintiffs’ petitions for rehearing of the appellate court’s decision were denied by orders dated March 4, 2011 and March 9, 2011. Plaintiffs filed a petition with the Supreme Court on June 7, 2011 arguing that the lower courts were wrong in ruling that there is no right to a jury trial in a WARN Act case. Plaintiffs contended that there was a split in the circuit courts on the issue and that the Supreme Court should review the case to resolve that split. Con-way filed its opposition to the petition on July 14, 2011. On October 3, 2011, the Supreme Court denied the plaintiff’s petition and this case has now been completed.

Con-way is a defendant in various other lawsuits incidental to its businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material effect on Con-way’s financial position, results of operations or cash flows.

11. Debt and Other Financing Arrangements

On August 2, 2011, Con-way amended its $325 million revolving credit facility to extend the maturity date from November 4, 2014 to August 2, 2016. The amended facility also includes revised pricing that lowers Con-way’s cost of utilizing the facility. The financial covenants and available credit provided to Con-way under the facility are unchanged by the amendment. See Note 7, “Debt and Other Financing Arrangements,” of Item 8, “Financial Statements and Supplementary Data,” in Con-way’s 2010 Annual Report on Form 10-K for additional information concerning Con-way’s $325 million credit facility and its other debt instruments.

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

(Dollars in thousands except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$1,377,079	$1,270,183	$3,971,255	$3,738,357
Costs and expenses
Other costs and expenses	1,315,954	1,241,268	3,813,269	3,656,843
Loss from impairment of intangible assets	---	16,414	---	19,181
	1,315,954	1,257,682	3,813,269	3,676,024
Operating income	61,125	12,501	157,986	62,333
Other non-operating expense	13,519	14,034	43,575	46,469
Income (loss) before income tax provision	47,606	(1,533)	114,411	15,864
Income tax provision	18,478	6,695	48,939	14,266
Net income (loss) applicable to
common shareholders	$29,128	$(8,228)	$65,472	$1,598

Diluted earnings (loss) per share	$0.52	$(0.15)	$1.17	$0.03

Overview

Con-way’s consolidated revenue for the third quarter of 2011 increased 8.4% from the third quarter of 2010 and, in the first nine months of 2011, increased 6.2% from the same prior-year period. The increases in revenue reflect higher revenue at all reporting segments.

Con-way’s third-quarter consolidated operating income increased to $61.1 million in 2011 from $12.5 million in 2010. In the year-to-date periods, operating income increased to $158.0 million in 2011 from $62.3 million in 2010. With respect to both the third-quarter and year-to-date periods, the increases in operating income were due to improved operating results at Freight, Logistics and Truckload. Higher operating income at Freight and Truckload reflect increased pricing and improved operating efficiencies. Results at Logistics in the prior-year periods were adversely affected by a $16.4 million goodwill-impairment charge in the third quarter of 2010.

Non-operating expense in the third quarter of 2011 decreased $0.5 million from the third quarter of 2010 and, in the first nine months of 2011, decreased $2.9 million from the same prior-year period. Lower non-operating expense in the third quarter of 2011 was due primarily to gains on certain financial instruments. Lower non-operating expense in the first nine months of 2011 was due primarily to lower interest expense, reflecting the repayment in the second quarter of 2010 of the $200 million outstanding under Con-way’s 8 7/8% Notes Due 2010.

Con-way recognized a tax provision of $18.5 million in the third quarter of 2011 and $6.7 million in the same quarter of 2010. In the first nine months, Con-way recognized a tax provision of $48.9 million in 2011 and $14.3 million in 2010. The tax provision in 2011 included a $1.1 million second-quarter income-tax benefit associated with the reversal of a portion of Con-way’s accrued liability for uncertain tax positions and a $5.9 million first-quarter charge due to the uncertain tax position discussed in Note 9, “Income Taxes,” of Item 1, “Financial Statements.” In 2010, the effective tax rate was affected by the non-deductible goodwill impairment charge in the third quarter of 2010. Excluding these items and other discrete adjustments, the third-quarter and year-to-date effective tax rates in 2011 were 37.4% and 37.5%, respectively, compared to 42.6% in both periods of 2010. The rates in 2011 declined from 2010 due primarily to a benefit associated with a fuel-related tax credit that was not in effect during 2010 until legislation was enacted in December 2010.

Cost-Reduction Actions

In response to economic conditions, in March 2009, Con-way announced several employee-related measures to reduce costs and conserve cash, as detailed in Note 6, “Employee Benefit Plans,” of Item 1, “Financial Statements.”  Effective in January 2010, Con-way restored one-half of the salary and wage reductions, and effective in April 2010, Con-way reinstated the compensated-absences benefits. Con-way restored the remaining one-half of salary and wage reductions effective in January 2011. Effective from the fourth quarter of 2011, Con-way prospectively reinstated the “basic” and “transition” contributions to the defined contribution retirement plan to their prior levels. The “matching” contributions have not been reinstated. Any potential reinstatement of Con-way’s “matching” contributions to the defined contribution retirement plan is based on a number of factors.

The table below compares the estimated cost savings from employee-related cost-reduction measures. The predominant amount of the reported cost savings relate to the Freight segment. Actual results may differ from the estimated amounts depending on factors such as employee count and turnover and assumptions related to employee retirement plan contributions.

(Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Salaries and wages	$--	$7	$--	$22
Compensated absences	--	--	--	15
Defined contribution plan
Matching	9	9	26	26
Basic and transition	5	5	17	17
Total estimated cost savings	$14	$21	$43	$80

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

Freight

The following table compares operating results, operating margins, and the percentage change in selected operating statistics of the Freight reporting segment:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue before inter-segment eliminations	$843,300	$797,078	$2,450,870	$2,339,046

Salaries, wages and employee benefits	382,545	380,441	1,120,203	1,126,366
Purchased transportation	138,520	134,599	396,761	392,923
Fuel and fuel-related taxes	96,549	76,995	293,003	238,805
Other operating expenses	113,294	119,213	336,789	350,565
Depreciation and amortization	27,562	27,082	82,729	75,341
Maintenance	25,546	22,602	70,779	66,473
Rents and leases	12,460	13,078	35,235	38,172
Purchased labor	6,103	10,006	15,151	23,266
Total operating expenses	802,579	784,016	2,350,650	2,311,911
Operating income	$40,721	$13,062	$100,220	$27,135

Operating margin	4.8%	1.6%	4.1%	1.2%

	2011 vs. 2010		2011 vs. 2010
Selected Operating Statistics
Revenue per hundredweight (“yield”)	+12.0%		+10.9%
Weight per day	-5.5%		-6.3%
Shipments per day (“volume”)	-4.0%		-7.5%
Weight per shipment	-1.5%		+1.3%

Freight’s revenue in the third quarter of 2011 increased 5.8% from the third quarter of 2010 and, in the first nine months of 2011, increased 4.8% from the same prior-year period. Revenue increased in the third quarter due to a 12.0% increase in yield, partially offset by a 5.5% decline in weight per day. The 5.5% decline in weight per day reflects a 4.0% decrease in shipments per day and a 1.5% decrease in weight per shipment. In the first nine months of 2011, revenue increased due to a 10.9% increase in yield, partially offset by a 6.3% decline in weight per day. The 6.3% decline in weight per day reflects a 7.5% decrease in shipments per day and a 1.3% increase in weight per shipment.

Yield excluding fuel surcharges increased 6.7% in the third quarter and 6.1% for the first nine months of 2011. In the third quarter, Freight’s fuel-surcharge revenue increased to 17.2% of revenue in 2011 from 13.0% in 2010, and in the first nine months, increased to 17.0% of revenue in 2011 from 13.0% in 2010. The fuel surcharge is intended to compensate Con-way Freight for the adverse effects of higher fuel costs and fuel-related increases in purchased transportation. Fuel surcharges are only one part of Con-way Freight’s overall rate structure, and the total price that Con-way Freight receives from customers for its services is governed by market forces, as more fully discussed below in Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Fuel.”

Con-way Freight’s management believes that the variations in yield and weight per day were due in part to sales and pricing initiatives implemented in 2010 that increased base freight rates and moderated the amount of freight transported, and reflect improved pricing conditions in the less-than-truckload market.

Freight reported third-quarter operating income of $40.7 million in 2011 compared to $13.1 million in 2010 and, in the first nine months, $100.2 million in 2011 compared to $27.1 million in 2010. Improved operating results in 2011 were due largely to higher revenue on improved yields and reflect strategic efforts in the second and third quarters of 2010 to moderate the amount of freight transported to improve network efficiency and efforts to control costs. Operating results in the periods presented include the effect of the cost-reduction measures announced in March 2009; however, the 2011 periods included higher expenses than the 2010 periods due to the reinstatement in 2010 and 2011 of certain benefits previously curtailed under the cost-reductions measures. Results in 2010 were adversely affected by $4.4 million of third-quarter expense for employee severance and the planned consolidation of Con-way’s executive offices.

In the third quarter of 2011, expenses for salaries, wages and employee benefits increased 0.6% from the same period of 2010. Variable compensation expense increased $6.8 million. Employee benefits expense increased 1.4%, reflecting higher expenses for employee medical claims, partially offset by lower expenses for workers’ compensation claims. Higher expense for employee medical claims is due to an increase in the cost per claim, partially offset by a reduction in the number of claims. Salaries and wages, excluding variable compensation, decreased 2.3%.

In the first nine months of 2011, expenses for salaries, wages and employee benefits declined 0.5% from the same period of 2010. Salaries and wages, excluding variable compensation, decreased 2.3%. Employee benefits expense decreased 0.9% due primarily to decreases in expenses for workers’ compensation claims and defined-benefit pension plans, partially offset by higher expenses for compensated absences, which increased $17.9 million. The increase in the year-to-date expense for compensated-absences benefits was primarily due to the reinstatement of the benefit effective in April 2010. Variable compensation expense increased $15.6 million.

In the periods presented, lower expense for salaries and wages, excluding variable compensation, was due primarily to a lower average employee count, partially offset by the restoration of salary and wage reductions, while higher variable compensation expense was based on variations in performance measures relative to variable-compensation plan targets. Lower expense for workers’ compensation claims reflects a decrease in the number of claims, partially offset by an increase in the expense per claim.

Purchased transportation expense increased 2.9% in the third quarter of 2011 and 1.0% in the first nine months of 2011 due primarily to fuel-related rate increases, which were partially offset by declines in freight transported by third-party providers.

Expenses for fuel and fuel-related taxes increased 25.4% in the third quarter of 2011 and 22.7% in the first nine months of 2011 due primarily to the increase in the cost per gallon of diesel fuel, partially offset by lower fuel consumption due to fewer miles driven as a result of a moderation in shipment volumes.

Other operating expenses declined 5.0% and 3.9% in the third quarter and first nine months of 2011, respectively, due largely to decreases in self-insurance expense, particularly cargo claims, and lower marketing costs, partially offset by higher administrative corporate allocations for information-technology services. The decrease in cargo-claims expense reflects lower shipment volumes and improved freight handling, which was due in part to increased investment in training as well as the utilization of the SafeStackTM cargo loading system for trailers that was deployed during 2010.

Logistics

The table below compares operating results and operating margins of the Logistics reporting segment. The table summarizes Logistics’ revenue as well as net revenue (revenue less purchased transportation expense). Carrier-management revenue is attributable to contracts for which Menlo Worldwide Logistics manages the transportation of freight but subcontracts to third parties the actual transportation and delivery of products, which Menlo Worldwide Logistics refers to as purchased transportation. Menlo Worldwide Logistics’ management places emphasis on net revenue as a meaningful measure of the relative importance of its principal services since revenue earned on most carrier-management services consists largely of the third-party carriers’ charges to Menlo Worldwide Logistics for transporting the shipments. The table also includes operating income and operating margin excluding the loss from impairment of intangible assets. Management believes these measures are relevant to evaluate its on-going operations.

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue before inter-segment eliminations	$417,142	$370,049	$1,181,129	$1,111,007
Purchased transportation expense	(262,477)	(229,320)	(737,159)	(683,232)
Net revenue	154,665	140,729	443,970	427,775

Salaries, wages and employee benefits	58,913	54,770	168,883	161,287
Fuel and fuel-related taxes	267	187	808	616
Other operating expense	38,928	35,624	115,907	108,837
Depreciation and amortization	2,637	3,168	8,273	9,432
Maintenance	788	642	2,209	1,807
Rents and leases	17,067	15,391	48,454	47,142
Purchased labor	23,386	20,815	66,016	59,891
Loss from impairment of intangible assets	--	16,414	--	19,181
Total operating expenses excluding
purchased transportation	141,986	147,011	410,550	408,193
Operating income (loss)	$12,679	$(6,282)	$33,420	$19,582
Operating income excluding impairment	$12,679	$10,132	$33,420	$38,763

Operating margin on revenue	3.0%	(1.7%)	2.8%	1.8%
Operating margin on net revenue	8.2%	(4.5%)	7.5%	4.6%
Operating margin on revenue excluding impairment	3.0%	2.7%	2.8%	3.5%
Operating margin on net revenue excluding impairment	8.2%	7.2%	7.5%	9.1%

Logistics’ revenue in the third quarter and first nine months of 2011 increased 12.7% and 6.3%, respectively, due to increases in revenue from both carrier-management and warehouse-management services. In 2011, revenue from carrier-management services in the third quarter and first nine months increased 15.1% and 7.8%, respectively, while revenue from warehouse-management services increased 7.0% and 2.8%, respectively. Higher revenue from carrier-management services was due primarily from growth at existing customers and increased freight-brokerage volumes. Increased revenue from warehouse-management services was due primarily to the addition of new customers.

Logistics’ net revenue in the third quarter and first nine months of 2011 increased 9.9% and 3.8%, respectively, when compared to the prior-year periods. Purchased transportation expense increased 14.5% and 7.9% in the third quarter and first nine months of 2011, respectively, due primarily to increased carrier-management volumes.

Logistics reported operating income in the third quarter and first nine months of 2011 of $12.7 million and $33.4 million, respectively, compared to an operating loss of $6.3 million in the third quarter of 2010 and operating income of $19.6 million in the first nine months of 2010. As discussed more fully in Note 2, “Goodwill and Intangible Assets,” of Item 1, “Financial Statements,” Logistics recognized a $16.4 million goodwill-impairment charge in the third quarter of 2010 and a $2.8 million charge in the first quarter of 2010 for the impairment of a customer-relationship intangible asset. Excluding the impairments, Logistics’ operating income in the third quarter of 2011 increased 25.1% and in the first nine months of 2011 declined 13.8%. Higher operating income in the third quarter of 2011 was due primarily to the growth in net revenue and improved margins from carrier-management services. Higher margins on carrier-management services were due largely to increased volumes on higher margin freight-brokerage services. The decline in operating income in the first nine months of 2011 primarily reflects lower margins on warehouse-management services. Lower margins on warehouse-management services were due largely to increased start-up costs associated with new customer contracts.

Salaries, wages and employee benefits increased 7.6% and 4.7% in the third quarter and first nine months of 2011, respectively. In the third quarter and first nine months, salaries and wages, excluding variable compensation, rose 10.4% and 8.3%, respectively, due to salary and wage rate increases and increased average employee counts. Employee benefits expense increased 8.2% and 6.2% in the third quarter and first nine months of 2011, respectively, due primarily to increased costs for international employee benefits as well as expenses related to Con-way’s share-based compensation plans. Variable compensation expense decreased $0.7 million or 12.7% in the third quarter of 2011 and $3.7 million or 24.5% in first nine months of 2011 based on variations in performance measures relative to variable-compensation plan targets.

Other operating expenses increased 9.3% and 6.5% in the third quarter and first nine months of 2011, respectively. Increased other operating expenses reflect higher costs for information-technology projects (including corporate allocations of technology-related costs), and increased usage of outside services related to a customer contract.

Purchased labor expense increased 12.4% and 10.2% in the third quarter and first nine months of 2011, respectively, due to increased workload as the result of warehouse relocations and the start-up of new warehouse-management facilities.

Truckload

The table below compares operating results, operating margins and the percentage change in selected operating statistics of the Truckload reporting segment. The table summarizes the segment’s revenue before inter-segment eliminations, including freight revenue, fuel-surcharge revenue and other non-freight revenue.

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Freight revenue	$118,395	$113,457	$342,973	$346,157
Fuel-surcharge revenue	35,829	23,211	103,298	68,995
Other revenue	4,481	3,987	13,100	11,573
Revenue before inter-segment eliminations	158,705	140,655	459,371	426,725

Salaries, wages and employee benefits	54,142	53,199	156,562	158,827
Purchased transportation	7,594	6,073	20,457	18,698
Fuel and fuel-related taxes	45,234	35,640	134,199	109,971
Other operating expenses	16,238	15,731	45,192	51,046
Depreciation and amortization	17,764	16,608	51,593	47,280
Maintenance	9,280	7,334	24,435	25,635
Rents and leases	282	257	815	737
Purchased labor	304	338	845	949
Total operating expenses	150,838	135,180	434,098	413,143
Operating income	$7,867	$5,475	$25,273	$13,582

Operating margin on revenue	5.0%	3.9%	5.5%	3.2%
Operating margin on revenue
excluding fuel-surcharge revenue	6.4%	4.7%	7.1%	3.8%

	2011 vs. 2010		2011 vs. 2010
Selected Operating Statistics
Freight revenue per loaded mile	+4.6%		+4.3%
Loaded miles	-0.2%		-5.0%

Truckload’s revenue increased 12.8% in the third quarter of 2011 from the same period of 2010, due to a 54.4% increase in fuel-surcharge revenue and a 4.4% increase in freight revenue. The 4.4% increase in freight revenue reflects a 4.6% increase in revenue per loaded mile, partially offset by a 0.2% decline in loaded miles. In the first nine months of 2011, Truckload’s revenue increased 7.7% from the same prior-year period, reflecting a 49.7% increase in fuel-surcharge revenue, partially offset by a 0.9% decline in freight revenue. The 0.9% decline in freight revenue reflects a 5.0% decline in loaded miles, partially offset by a 4.3% increase in revenue per loaded mile. In the periods presented, higher fuel-surcharge revenue was due primarily to higher fuel prices in 2011 compared to 2010. The decrease in loaded miles was due primarily to a decline in the number of tractors operated by two-person teams, which resulted in lower miles per tractor, and a slightly smaller fleet.

For the third quarter, Truckload reported operating income of $7.9 million in 2011 compared to $5.5 million in 2010 and, in the first nine months, $25.3 million in 2011 compared to $13.6 million in 2010. Higher operating income includes the effect of improved fuel-surcharge recovery rates.

Salaries, wages and employee benefits increased 1.8% in the third quarter of 2011, reflecting a 23.2% increase in costs for employee benefits, partially offset by a 2.5% decline in salaries and wages, excluding variable compensation, and a $0.3 million or 27.4% decline in variable compensation.

In the first nine months of 2011, salaries wages and employee benefits declined 1.4%, reflecting a 5.0% decline in salaries and wages, excluding variable compensation, partially offset by a $2.5 million increase in variable compensation and a 5.5% increase in employee benefits. Salaries and wages, excluding variable compensation, declined 5.0%.

In the periods presented, lower expense for salaries and wages, excluding variable compensation, was due primarily to fewer miles driven. Changes in variable compensation expense were based on variations in performance measures relative to variable-compensation plan targets. Higher expense for employee benefits reflects increased costs for employee medical and workers’ compensation claims due primarily to an increase in the severity of claims, partially offset by a decline in the number of claims.

Expenses for fuel and fuel-related taxes increased 26.9% and 22.0% in the third quarter and first nine months of 2011, respectively, due primarily to a higher fuel cost per gallon, partially offset by a decrease in miles driven.

Other operating expenses increased 3.2% in the third quarter of 2011 and decreased 11.5% in the first nine months of 2011. The increase in other operating expense in the third quarter of 2011 was due in part to an increase in vehicular self-insurance expense.  The 11.5% decrease in other operating expenses in the first nine months of 2011 was due primarily to declines in vehicular self-insurance expense resulting from declines in the severity and number of claims. Vehicular self-insurance expense decreased $5.9 million in the first nine months of 2011.

Depreciation and amortization expense increased 7.0% and 9.1% in the third quarter and first nine months of 2011, respectively, reflecting a tractor replacement program initiated in 2010.

Other

The Other reporting segment consists of the operating results of Road Systems, a trailer manufacturer, and certain corporate activities for which the related income or expense has not been allocated to other reporting segments. The table below summarizes the operating results for the Other reporting segment:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue
Road Systems	$12,160	$10,416	$36,454	$36,274

Operating income (loss)
Road Systems	$56	$101	$(23)	$83
Con-way re-insurance activities	24	782	60	3,200
Con-way corporate properties	(351)	(412)	(1,081)	(996)
Other	129	(225)	117	(253)
	$(142)	$246	$(927)	$2,034

Liquidity and Capital Resources

Cash and cash equivalents increased to $439.1 million at September 30, 2011 from $421.4 million at December 31, 2010, as $236.1 million provided by operating activities exceeded $188.6 million used in investing activities and $29.8 million used in financing activities. Cash provided by operating activities came primarily from net income after adjustment for non-cash items. Cash used in investing activities primarily reflects capital expenditures. Cash used in financing activities primarily reflects the payment of common dividends and repayment of capital leases.

(Dollars in thousands)	Nine Months Ended September 30,
	2011	2010
Operating Activities
Net income	$65,472	$1,598
Non-cash adjustments (1)	213,672	215,200
Changes in assets and liabilities	(43,094)	(121,525)
Net Cash Provided by Operating Activities	236,050	95,273

Net Cash Used in Investing Activities	(188,579)	(149,546)

Net Cash Used in Financing Activities	(29,807)	(70,294)

Increase (Decrease) in Cash and Cash Equivalents	$17,664	$(124,567)

(1) “Non-cash adjustments” refer to depreciation, amortization, impairment charges, deferred income taxes, provision for uncollectible accounts, and other non-cash income and expenses.

Operating Activities

The most significant items affecting the comparison of Con-way’s operating cash flows for the periods presented are summarized below:

In the first nine months of 2011, net income and non-cash adjustments collectively increased $62.3 million from the same period of 2010.

Cash used from changes in assets and liabilities decreased $78.4 million in the first nine months of 2011 compared to the same period of 2010. Comparative changes were primarily from accrued income taxes, accrued liabilities, employee benefits, and self-insurance accruals.

Accrued income taxes provided $31.2 million in the first nine months of 2011, compared to $31.0 million used in the same prior-year period due primarily to variations in income tax refunds and payments. In the first nine months of 2011, Con-way received $28.0 million of net refunds, and in the first nine months of 2010, Con-way made net payments of $17.0 million. During 2011, Con-way’s cash flows related to income taxes benefited from capital expenditure-related tax legislation enacted in December 2010. As a result of the legislation, Con-way will be able to deduct a substantial portion of its 2011 capital expenditures in the 2011 tax year.

Accrued liabilities provided $15.2 million in the first nine months of 2011 compared to $5.3 million used in 2010, due primarily to changes in the liability for compensated absences. As more fully discussed in Note 6, “Employee Benefit Plans,” of Item 1, “Financial Statements,” a compensated-absence benefit was suspended at Con-way Freight from April 2009 through April 2010. During the period of suspension, no compensated-absences benefits were earned. This suspension was not in effect at any point during 2011, resulting in increased compensated-absence benefits for the first nine months of 2011 compared to the first nine months of 2010.

Employee benefits used $51.4 million in the first nine months of 2011, compared to $70.7 million used in the same prior-year period due primarily to a decrease in funding contributions. In the first nine months of 2011, Con-way contributed $59.1 million to its qualified pension plans, compared to $92.6 million in the first nine months of 2010. The level of Con-way’s annual contributions to its qualified pension plans is subject to variations in interest rates, asset returns, Pension Protection Act requirements and other factors.

Self-insurance accruals used $12.0 million in the first nine months of 2011, compared to $29.6 million provided in the first nine months of 2010. The cash used in the first nine months of 2011 was due primarily to decreases in the liabilities for vehicular and workers’ compensation claims. The cash provided in the first nine months of 2010 was due primarily to increases in the liabilities for vehicular and cargo claims.

Investing Activities

The most significant items affecting the comparison of Con-way’s investing cash flows for the periods presented are summarized below:

In the first nine months, capital expenditures were $176.7 million in 2011, compared to $120.0 million in 2010. Increased capital expenditures in 2011 were due primarily to the acquisition of tractor equipment at Con-way Truckload. Higher capital expenditures at Con-way Truckload in the first nine months of 2011 reflect an accelerated fleet replacement program that was implemented in June 2010.

Proceeds from sales of property and equipment increased to $6.1 million in the first nine months of 2011 compared to $3.3 million in the first nine months of 2010 due primarily to the sale of tractors in connection with the tractor replacement program at Con-way Truckload.

Cash used as the result of the net investment in marketable securities declined to $10.7 million in the first nine months of 2011 from $25.8 million in the first nine months of 2010.

Financing Activities

The most significant items affecting the comparison of Con-way’s financing cash flows for the periods presented are summarized below:

Financing activities used cash of $29.8 million in the first nine months of 2011, compared to $70.3 million used in the same period of 2010. The first nine months of both 2011 and 2010 reflect payments of dividends and the repayment of capital leases, while the first nine months of 2010 also includes the $200.0 million repayment of the amount outstanding under the 8 7/8% Notes Due 2010 and proceeds from the issuance of common stock. In the second quarter of 2010, Con-way issued repurchased common stock (also referred to as treasury stock) in a public offering and received net proceeds of $143.3 million, as discussed more fully in Note 7, “Shareholders’ Equity,” of Item 1, “Financial Statements.”

Contractual Cash Obligations

Con-way’s contractual cash obligations as of December 31, 2010 are summarized in Item 7, “Management’s Discussion and Analysis – Liquidity and Capital Resources – Contractual Cash Obligations,” of Con-way’s 2010 Annual Report on Form 10-K. In the first nine months of 2011, there have been no material changes in Con-way’s contractual obligations outside the ordinary course of business.

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

Con-way has a $325 million unsecured revolving credit facility that matures on August 2, 2016. The revolving facility is available for cash borrowings and issuance of letters of credit. At September 30, 2011, no cash borrowings were outstanding under the credit facility; however, $179.4 million of letters of credit were outstanding, leaving $145.6 million of available capacity for additional letters of credit or cash borrowings. The revolving facility is guaranteed by certain of Con-way’s material domestic subsidiaries and contains two financial covenants: (i) a leverage ratio and (ii) a fixed-charge coverage ratio. At September 30, 2011, Con-way was in compliance with the revolving credit facility’s financial covenants and expects to remain in compliance through December 31, 2011 and thereafter.

Con-way had other uncommitted unsecured credit facilities totaling $64.3 million at September 30, 2011, which are available to support short-term borrowings, letters of credit, bank guarantees and overdraft facilities. At September 30, 2011, $15.4 million of cash borrowings and $27.6 million of other credit commitments were outstanding leaving $21.3 million of available capacity.

See Item 1A, “Risk Factors,” in Con-way’s 2010 Annual Report on Form 10-K and Note 11, “Debt and Other Financing Arrangements,” of Item 1, “Financial Statements,” for additional information concerning Con-way’s $325 million credit facility.

In 2011, Con-way anticipates capital and software expenditures of approximately $285 million, net of asset dispositions, primarily for the acquisition of tractor equipment. Con-way’s actual 2011 capital expenditures may differ from the estimated amount depending on factors such as availability and timing of delivery of equipment.

In the first nine months of 2011 and 2010, Con-way used treasury stock to fund $17.3 million and $27.4 million, respectively, of contributions to the defined contribution retirement plan. Effective in July 2011, the contributions were in the form of cash contributed by Con-way, rather than in treasury stock.

At September 30, 2011, Con-way’s senior unsecured debt was rated as investment grade by Standard and Poor’s (BBB-), Fitch Ratings (BBB-), and Moody’s (Baa3). Moody’s assigned an outlook of “negative,” while Standard and Poor’s and Fitch Ratings assigned an outlook of “stable.”

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

Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of those terms or other variations of those terms or comparable terminology or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data and methods that may be incorrect or imprecise and there can be no assurance that they will be realized. In that regard, certain important factors, among others and in addition to the matters discussed elsewhere in this document and other reports and documents filed by Con-way with the Securities and Exchange Commission, could cause actual results and other matters to differ materially from those discussed in such forward-looking statements. A detailed description of certain of these risk factors is included in Item 1A, “Risk Factors,” of Con-way’s 2010 Annual Report on Form 10-K. Any forward-looking statements speak only as of the date the statement is made, and Con-way does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise  required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Con-way is exposed to a variety of market risks, including the effects of interest rates, fuel prices and foreign currency exchange rates.

Con-way enters into derivative financial instruments only in circumstances that warrant the hedge of an underlying asset, liability or future cash flow against exposure to some form of interest rate, commodity or currency-related risk. Additionally, the designated hedges should have high correlation to the underlying exposure such that fluctuations in the value of the derivatives offset reciprocal changes in the underlying exposure. Con-way held no derivative financial instruments at September 30, 2011.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Con-way has nothing to report under this Item.

Issuer Purchases of Equity Securities

The following table provides information about Con-way’s purchases of its common stock for each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July	--	--	--	--
August	--	--	--	--
September	2,156	25.13	--	--
Total	2,156	25.13	--	--

(1) The shares were withheld to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to Con-way employees.

ITEM 6. EXHIBITS

Exhibit No.

(4)	Instruments defining the rights of security holders, including debentures:

	4.1	First Amendment to Credit Agreement and Subsidiary Guaranty Agreement dated August 2, 2011 (Exhibit 10.1 to Con-way’s Report on Form 8-K filed on August 2, 2011).*

(31)	Certification of Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)
The following financial statements from Con-way’s Form 10-Q for the quarter ended September 30, 2011, filed on November 7, 2011, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Balance Sheets, (ii) Statements of Consolidated Operations, (iii) Statements of Consolidated Cash Flows, and (iv) Notes to Consolidated Financial Statements.

* Previously filed with the Securities and Exchange Commission and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Con-way Inc.
(Registrant)

November 7, 2011	/s/ Stephen L. Bruffett
Stephen L. Bruffett
Executive Vice President and
Chief Financial Officer