Form 10-K
period 2011-12-31
Con-way Inc.
filed 2012-02-28
CIK 23675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 1-05046

Con-way Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-1444798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2211 Old Earhart Road, Suite 100, Ann Arbor, MI	48105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (734) 994-6600

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock ($.625 par value)	New York Stock Exchange

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Aggregate market value of the registrant’s common stock held by persons other than Directors, Officers and those shareholders holding more than 5% of the outstanding voting stock, based upon the closing price per share on June 30, 2011: $1,505,809,294

Number of shares of common stock outstanding as of January 31, 2012: 55,782,059

DOCUMENTS INCORPORATED BY REFERENCE

Part III

Proxy Statement for Con-way’s Annual Meeting of Shareholders to be held on May 8, 2012 (only those portions referenced specifically herein are incorporated in this Form 10-K).

Con-way Inc.

FORM 10-K

Year Ended December 31, 2011

Con-way Inc.

FORM 10-K

Year Ended December 31, 2011

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

Reporting Segments

For financial reporting purposes, Con-way is divided into four reporting segments: Freight, Logistics, Truckload, and Other. For financial information concerning Con-way’s geographic and reporting-segment operating results, refer to Note 13, “Segment Reporting,” of Item 8, “Financial Statements and Supplementary Data.”

Freight

The Freight segment consists of the operating results of the Con-way Freight business unit. Con-way Freight is a less-than-truckload (“LTL”) motor carrier that utilizes a network of freight service centers to provide day-definite regional, inter-regional and transcontinental less-than-truckload freight services throughout North America.

LTL carriers transport shipments from multiple shippers utilizing a network of freight service centers combined with a fleet of linehaul and pickup-and-delivery tractors and trailers. Freight is picked up from customers and consolidated for shipment at the originating service center. Freight is consolidated for transportation to the destination service centers or freight assembly centers. At Freight assembly centers, freight from various service centers can be reconsolidated for transportation to other freight assembly centers or destination service centers. From the destination service center, the freight is delivered to the customer. Typically, LTL shipments weigh between 100 and 15,000 pounds. In 2011, Con-way Freight’s average weight per shipment was 1,305 pounds.

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

In 2011, Menlo Worldwide Logistics’ three largest customers collectively accounted for 45.4% of the revenue and 17.7% of net revenue (revenue less purchased transportation) reported for the Logistics reporting segment. Menlo Worldwide Logistics’ largest customer accounted for 7.0% of the consolidated revenue of Con-way in 2011.

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

General

Employees

At December 31, 2011, Con-way had approximately 27,800 regular full-time employees. The approximate number of regular full-time employees by segment was as follows: Freight, 19,000; Logistics, 4,400; Truckload, 3,600; and Other, 800. The 800 employees included in the Other segment consist primarily of executive, technology, and administrative positions that support Con-way’s operating subsidiaries.

Con-way’s business units utilize other sources of labor that provide flexibility in responding to varying levels of economic activity and customer demand. In addition to regular full-time employees, Con-way Freight employs part-time employees; Menlo Worldwide Logistics utilizes non-employee contract labor primarily related to its warehouse-management services; and Con-way Truckload contracts with owner-operators to transport shipments.

Cyclicality and Seasonality

Con-way’s operations are affected, in large part, by conditions in the cyclical markets of its customers and in the U.S. and global economies, as more fully discussed in Item 1A, “Risk Factors.”

Con-way’s operating results are also affected by seasonal fluctuations that change demand for transportation services. In the Freight segment, the months of September, October and November typically have the highest business levels while the months of December, January and February usually have the lowest business levels. In the Truckload segment, the months of September and October typically have the highest business levels while the months of December, January and February usually have the lowest business levels. The Logistics segment does not experience the seasonal fluctuations similar to those experienced by the Freight and Truckload segments.

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

In December 2010, the FMCSA launched the Compliance Safety Accountability (“CSA”) program in an effort to improve commercial truck and bus safety. A component of the CSA is the Safety Measurement System, which analyzes all safety-based violations to determine a commercial motor carrier’s safety performance. This safety program allows the FMCSA to identify carriers with safety-performance issues and intervene to address a carrier’s specific safety problems.

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

Hours of service (“HOS”) regulations establish the maximum number of hours that a commercial truck driver may work. The FMCSA issued a new HOS rule in December of 2011. The new rule reduces the number of hours a commercial truck driver may work during his or her work day. The full effects of this rule on various trucking operations are still being analyzed, but because the major provisions of the new rule do not become effective until July 2013, there should be little effect during 2012. Additionally, in January 2011, the FMCSA issued a proposed rule requiring all motor carriers to use electronic onboard recorders (“EOBRs”) to monitor their drivers’ compliance with HOS requirements. This rule was overturned by a court challenge, but it is expected that the agency will issue a new EOBR rule in 2012. Con-way Truckload’s entire fleet already utilizes EOBRs to capture HOS data, and Con-way Freight plans to implement the devices across its fleet.

Environmental

Con-way’s operations involve the storage, handling and use of diesel fuel and other hazardous substances. Con-way is subject to laws and regulations that (1) govern activities or operations that may have adverse environmental effects such as discharges to air and water, and the handling and disposal practices for solid and hazardous waste, and (2) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals, or other releases of hazardous materials. Environmental liabilities relating to Con-way’s properties may be imposed regardless of whether Con-way leases or owns the properties in question and regardless of whether such environmental conditions were created by Con-way or by a prior owner or tenant, and also may be imposed with respect to properties that Con-way may have owned or leased in the past. Con-way has accrued for its estimate of remediation costs at these sites.

Homeland Security

Con-way is subject to compliance with various cargo-security and transportation regulations issued by the Department of Homeland Security, including regulation by the Transportation Security Administration and the Bureau of Customs and Border Protection.

Other Information

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

Regulatory Certifications

In 2011, Con-way filed the written affirmations and Chief Executive Officer certifications required by Section 303A.12 of the NYSE Listing Manual and Section 302 of the Sarbanes-Oxley Act.

ITEM 1A. RISK FACTORS

Con-way’s consolidated financial condition, results of operations and cash flows could be adversely affected by various risks. These risks include, but are not limited to, the principal factors listed below and other matters set forth in this Annual Report on Form 10-K. You should carefully consider all of these risks before making any investment or other decisions.

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

Government Regulation

Con-way is subject to compliance with many laws and regulations that apply to its business activities. These include regulations related to driver hours-of-service limitations, labor-organizing activities, stricter cargo-security requirements, tax laws, employment practices and environmental matters, including potential limits on carbon emissions under climate-change legislation. Con-way is not able to accurately predict how new governmental laws and regulations, or changes to existing laws and regulations, will affect the transportation industry generally, or Con-way in particular. Although government regulation that affects Con-way and its competitors may simply result in higher costs that can be passed to customers with no adverse consequences, there can be no assurance that this will be the case. As a result, Con-way believes that any additional measures that may be required by future laws and regulations or changes to existing laws and regulations could result in additional costs and could have an adverse effect on Con-way.

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

Business Interruption

Con-way and its business units rely on shared-service facilities that provide shared administrative and technology services. Con-way is dependent on its automated systems and technology to operate its businesses and to increase employee productivity. Con-way has outsourced a significant portion of its information-technology infrastructure function and a small portion of its administrative and accounting functions. Although Con-way and the third-party service providers collectively maintain backup systems and have disaster-recovery processes and procedures in place, a sustained interruption in the operation of these facilities, whether due to terrorist activities, earthquakes, floods, fires, cyber-attacks, transition to upgraded or replacement technology or any other reason, could have a material adverse effect on Con-way. Certain of the outsourced services are performed in developing countries and, as a result, may be subject to geopolitical uncertainty. A service provider’s failure to perform could have a material adverse effect on Con-way.

Additionally, Con-way’s dependence on its automated systems and technology gives rise to cyber-security risks. Although Con-way and its third-party providers have preventive systems and processes in place to protect against the risk of cyber-attacks, a security breach may cause a disruption of Con-way’s business or the loss of information and could have a material adverse effect on Con-way.

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

Asset Impairments

Con-way’s assets include significant amounts of goodwill and other long-lived assets. Con-way’s regular reviews of the carrying value of its assets have resulted, from time to time, in significant impairment charges. It is possible that Con-way may be required to recognize additional impairment charges in the future, which could adversely affect Con-way’s results of operations.

Defined Benefit Plans

Con-way maintains defined benefit plans, including funded qualified pension plans, un-funded non-qualified pension plans, and an unfunded postretirement medical plan. A decline in interest rates and/or lower returns on funded plan assets may cause increases in the expense of, and funding requirements for, Con-way’s defined benefit pension plans. In 2009, Con-way amended its primary defined benefit pension plan to permanently curtail benefits. Despite this change, Con-way’s defined benefit pension plans remain subject to volatility associated with interest rates, returns on plan assets, and funding requirements. In addition to being subject to volatility associated with interest rates, Con-way’s expense and obligation under its postretirement medical plan are also subject to trends in health-care costs. As a result, Con-way is unable to predict the financial-statement effect associated with the defined benefit pension plans and the postretirement medical plan.

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

Con-way has a captive insurance company that participates in a reinsurance pool to reinsure a portion of Con-way’s workers’ compensation claims. The operating results of the captive insurance company are affected by the number and severity of claims and the associated premiums paid or received. Con-way’s financial condition, results of operations and cash flows could be adversely affected by the risk assumed and ceded by the captive insurance company.

The cost of medical claims is also affected by health-care reform legislation. In March 2010, the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act, was signed into law. This health-care reform legislation is expected to increase the costs associated with providing benefits under postretirement medical plans and employee medical plans. Changes made to the design of Con-way’s medical plans have the potential to mitigate some of the cost impact of the provisions included in the legislation. Ultimately, the cost of providing benefits under medical plans is dependent on a variety of factors, including governmental laws and regulations, health-care cost trends, claims experience, and health-care decisions by plan participants. As a result, Con-way is unable to predict how the cost of providing benefits under medical plans will affect its financial condition, results of operations or cash flows.

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

Other Factors

In addition to the risks identified above, Con-way’s annual and quarterly operating results may be affected by a number of business, economic, regulatory and competitive factors, including:

•	increasing competition and pricing pressure;

•	the creditworthiness of Con-way’s customers and their ability to pay for services rendered;

•	the effect of litigation;

•	the effect that the sovereign debt crisis in Europe may have on the global economy and capital markets;

•	the possibility of defaults under Con-way’s $325 million credit agreement and other debt instruments; and

•	labor matters, including labor-organizing activities, work stoppages or strikes.

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

Freight

At December 31, 2011, Con-way Freight operated 286 freight service centers, of which 144 were owned and 142 were leased. The service centers are strategically located to cover the geographic areas served by Con-way Freight and represent physical buildings and real property with dock, office and/or shop space. These facilities do not include meet-and-turn points or zone operations, which generally represent small owned or leased real property with no physical structures. At December 31, 2011, Con-way Freight’s owned service centers account for 69% of its door capacity. At December 31, 2011, Con-way Freight owned and operated approximately 9,200 tractors and 26,400 trailers, including tractors held under capital lease agreements. The headquarters for Con-way Freight are located in Ann Arbor, Michigan.

Logistics

At December 31, 2011, Menlo Worldwide Logistics operated 76 warehouses in North America, of which 55 were leased by Menlo Worldwide Logistics and 21 were leased or owned by clients of Menlo Worldwide Logistics. Outside of North America, Menlo Worldwide Logistics operated an additional 63 warehouses, of which 48 were leased by Menlo Worldwide Logistics and 15 were leased or owned by clients. Menlo Worldwide Logistics owns and operates a small fleet of tractors and trailers to support its operations, but primarily utilizes third-party transportation providers for the movement of customer shipments. The headquarters for Menlo Worldwide Logistics are located in San Mateo, California.

Truckload

At December 31, 2011, Con-way Truckload operated five owned terminals with bulk fuel, tractor and trailer parking, and in some cases, equipment maintenance and washing facilities. In addition, Con-way Truckload also utilizes various drop yards for temporary trailer storage throughout the United States. At December 31, 2011, Con-way Truckload owned and operated approximately 2,700 tractors and 8,000 trailers, including tractors held under capital lease agreements. The headquarters for Con-way Truckload are located in Joplin, Missouri.

Other

Principal properties of the Other segment included Con-way’s leased executive offices in Ann Arbor, Michigan and its owned shared-services center in Portland, Oregon. Road Systems owns and operates a manufacturing facility in Searcy, Arkansas.

ITEM 3. LEGAL PROCEEDINGS

Certain legal proceedings of Con-way are discussed in Note 12, “Commitments and Contingencies,” of Item 8, “Financial Statements and Supplementary Data.”

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant

The name, age and relevant business experience of Con-way’s executive officers as of February 28, 2012, are set forth below.

Name, Age and Positions with the Company	Relevant Business Experience
Douglas W. Stotlar 51, President and Chief Executive Officer	Served as Con-way’s President and Chief Executive Officer since April 2005. Prior to this, served as Con-way’s Senior Vice President and Con-way Freight’s President and Chief Executive Officer since December 2004. Prior to this, served as Con-way Freight’s Executive Vice President and Chief Operating Officer since June 2002. Prior to this, served as Con-way Freight’s Executive Vice President of Operations since 1999. Prior to this, from 1985 to 1999, served in various capacities with Con-way and Con-way Freight, including as Vice President and General Manager of Con-way’s expediting business.

Stephen L. Bruffett 48, Executive Vice President and Chief Financial Officer	Served as Con-way’s Executive Vice President and Chief Financial Officer since September 2008. Prior to this, from 1998 to 2008, served in various capacities in finance and accounting, operations, investor relations and sales and marketing with YRC Worldwide, including as Chief Financial Officer.

Robert L. Bianco Jr. 47, Executive Vice President of Con-way and President of Menlo Worldwide LLC	Served as Con-way’s Executive Vice President and Menlo Worldwide LLC’s President since June 2005. Prior to this, served as Menlo Worldwide Logistics’ President since 2002. Prior to this, from 1992 to 2002, served in various capacities with Menlo Worldwide Logistics, including as Vice President of Operations since 1997.

Kevin S. Coel 53, Senior Vice President and Corporate Controller	Served as Con-way’s Senior Vice President since April 2009 and Corporate Controller since 2000. Prior to this, from 1990 to 2000, served in various capacities in finance and accounting with Con-way.

Stephen K. Krull 47, Executive Vice President, General Counsel and Secretary	Served as Con-way’s Executive Vice President, General Counsel and Secretary since April 2011. Prior to this, from 2003 to 2011, served as Senior Vice President, General Counsel and Secretary of Owens Corning. Prior to this, from 1996 to 2003, served in various capacities in legal and corporate communications with Owens Corning.

W. Gregory Lehmkuhl 39, Executive Vice President of Con-way and President of Con-way Freight Inc.	Served as Con-way’s Executive Vice President and Con-way Freight Inc.’s President since September 2011. Prior to this, served as Con-way Freight’s Executive Vice President of Operations since August 2008. Served previously in various capacities with Menlo Worldwide Logistics, including as Vice President of Menlo’s Automotive Industry Group since January 2005.

Leslie P. Lundberg 54, Senior Vice President, Human Resources	Served as Con-way’s Senior Vice President, Human Resources since January 2006. Prior to this, served as Executive Director of Compensation, Benefits and Human Resource Information Systems for a division of Sun Microsystems since 2003.

Herbert J. Schmidt 56, Executive Vice President of Con-way and President of Con-way Truckload	Served as Con-way’s Executive Vice President and Con-way Truckload’s President since August 2007. Prior to this, served as President of Contract Freighters, Inc. since 2000. Prior to this, from 1984 to 2000, served in various capacities in administration, safety, operations and sales and marketing with Contract Freighters, Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Con-way’s common stock is listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “CNW.”

See Note 14, “Quarterly Financial Data,” of Item 8, “Financial Statements and Supplementary Data” for the range of common stock prices as reported on the NYSE and for the common stock dividends paid in 2011 and 2010. At January 31, 2012, Con-way had 6,161 common stockholders of record.

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

Performance Graph

The following performance graph compares Con-way’s five-year cumulative return (assuming an initial investment of $100 and reinvestment of dividends), with the S&P Midcap 400 Index and Dow Jones Transportation Average Index.

ITEM 6.	SELECTED FINANCIAL DATA

The following table includes selected financial and operating data for Con-way as of and for the five years ended December 31, 2011. This information should be read in conjunction with Item 7, “Management’s Discussion and Analysis,” and Item 8, “Financial Statements and Supplementary Data.”

Con-way Inc.

Five-Year Financial Summary

(Dollars in thousands except per share data)
	2011	2010	2009	2008	2007 [a]
Operating Results
Revenues	$5,289,953	$4,952,000	$4,269,239	$5,036,817	$4,387,363
Operating Income (Loss) [b]	207,928	78,170	(25,928)	192,622	264,453
Income (Loss) from Continuing Operations Before Income Tax Provision	148,072	16,557	(90,269)	134,917	242,646
Income Tax Provision [c]	59,629	12,572	17,478	69,494	88,871
Net Income (Loss) from Continuing Operations Applicable to Common Shareholders	88,443	3,985	(110,936)	58,635	146,815
Net Income (Loss) Applicable to Common Shareholders	88,443	3,985	(110,936)	66,961	145,952

Per Common Share
Basic Earnings (Loss)
Net Income (Loss) from Continuing Operations	$1.60	$0.08	$(2.33)	$1.29	$3.24
Net Income (Loss) Applicable to Common Shareholders	1.60	0.08	(2.33)	1.47	3.22
Diluted Earnings (Loss)
Net Income (Loss) from Continuing Operations	1.58	0.07	(2.33)	1.23	3.06
Net Income (Loss) Applicable to Common Shareholders	1.58	0.07	(2.33)	1.40	3.04
Cash Dividends	0.40	0.40	0.40	0.40	0.40
Market Price
High	42.38	40.34	48.32	55.00	57.81
Low	20.56	26.15	12.99	20.03	38.05

Weighted-Average Common Shares Outstanding
Basic	55,388,297	52,507,320	47,525,862	45,427,317	45,318,740
Diluted	56,101,903	53,169,299	47,525,862	48,619,292	48,327,784

Financial Position
Cash and cash equivalents	$438,010	$421,420	$476,575	$278,253	$176,298
Total assets	3,100,016	2,943,732	2,896,217	3,071,707	3,009,308
Long-term debt, guarantees and capital leases	770,238	793,950	760,789	926,224	955,722
Other Data at Year-End
Number of shareholders	6,168	6,481	6,745	7,016	7,410
Approximate number of regular full-time employees	27,800	27,900	27,400	26,600	27,100

[a]	Effective in August 2007, Con-way acquired Contract Freighters, Inc. and affiliated companies (collectively, “CFI”). CFI’s operating results are included only for periods subsequent to the acquisition.

[b]	The comparability of Con-way's consolidated operating income (loss) was affected by the following:
•	Gain of $10.0 million in 2011 at Menlo Worldwide Logistics resulting from a purchase-price adjustment to settle a dispute associated with the 2007 acquisition of Chic Logistics.
•	Charge of $19.2 million in 2010 for the impairment of goodwill and other intangible assets at Menlo Worldwide Logistics.
•	Charge of $134.8 million in 2009 for the impairment of goodwill at Con-way Truckload.
•	Charges of $23.9 million in 2008 and $13.2 million in 2007 related to restructuring activities at Con-way Freight.
•	Charge of $37.8 million in 2008 for the impairment of goodwill and other intangible assets at Menlo Worldwide Logistics.
[c]	The comparability of Con-way's income tax provision was affected by the following:
•	2010 reflects a non-deductible goodwill impairment charge at Menlo Worldwide Logistics.
•	2009 reflects a non-deductible goodwill impairment charge at Con-way Truckload.
•	2008 reflects a non-deductible goodwill impairment charge and write-down of an acquisition-related receivable at Menlo Worldwide Logistics.

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

Con-way Freight primarily transports shipments utilizing a network of freight service centers combined with a fleet of company-operated linehaul and pickup-and-delivery tractors and trailers. Menlo Worldwide Logistics manages the logistics functions of its customers and primarily utilizes third-party transportation providers for the movement of customer shipments. Con-way Truckload primarily transports shipments using a fleet of company-operated long-haul tractors and trailers.

Results of Operations

The overview below provides a high-level summary of Con-way’s results from continuing operations for the periods presented and is intended to provide context for the remainder of the discussion on reporting segments. Refer to “Reporting Segment Review” below for more complete and detailed discussion and analysis.

(Dollars in thousands except per share amounts)	2011	2010	2009
Revenues	$5,289,953	$4,952,000	$4,269,239
Costs and expenses
Other costs and expenses	5,090,044	4,849,659	4,157,501
Loss (gain) from asset impairments and purchase-price adjustment	(10,000)	19,181	134,813
Restructuring charges	1,981	4,990	2,853

	5,082,025	4,873,830	4,295,167

Operating income (loss)	207,928	78,170	(25,928)
Other non-operating expense	59,856	61,613	64,341

Income (loss) before income tax provision	148,072	16,557	(90,269)
Income tax provision	59,629	12,572	17,478

Net income (loss)	88,443	3,985	(107,747)
Preferred stock dividends	—	—	3,189

Net income (loss) applicable to common shareholders	$88,443	$3,985	$(110,936)

Diluted earnings (loss) per share	$1.58	$0.07	$(2.33)
Operating margin	3.9%	1.6%	(0.6%)

Overview

2011 Compared to 2010

Con-way’s consolidated revenue of $5.3 billion in 2011 increased 6.8% from $5.0 billion in 2010, reflecting higher revenue from Freight, Truckload and Logistics. Higher revenue from Freight and Truckload benefited from higher fuel surcharges and increased base freight rates. Logistics’ higher revenue was primarily due to increased carrier-management services.

Con-way’s operating income increased to $207.9 million in 2011 from $78.2 million in 2010. The increase in operating income was due to improved operating income at Freight, Logistics and Truckload. Higher operating income at Freight and Truckload was due in large part to increased revenues. Higher operating income at Logistics reflects a $10.0 million gain in 2011 that resulted from a purchase-price adjustment to settle a dispute associated with the 2007 acquisition of Chic Logistics, while the prior-year period included $19.2 million of asset-impairment charges.

Other non-operating expense in 2011 decreased $1.8 million compared with 2010, largely due to a $3.4 million decline in interest expense, partially offset by a $1.3 million increase in other miscellaneous expenses, primarily from letters of credit fees. The decline in interest expense reflects the $200.0 million repayment in the second quarter of 2010 of Con-way’s 8 7/8% Notes due 2010.

Con-way’s effective tax rate in 2011 was 40.3% compared to 75.9% in 2010. The effective tax rate in 2011 included the effect of the $10.0 million gain, for which there was only $1.1 million of related tax, and a $5.9 million charge in connection with the Internal Revenue Services audit settlement discussed in Note 8, “Income Taxes,” of Item 8, “Financial Statements and Supplementary Data.” Con-way’s effective tax rate in 2010 was adversely affected by non-deductible goodwill-impairment charges. Excluding these items and other discrete adjustments, the effective tax rate in 2011 was 37.6% compared to 39.0% in 2010.

2010 Compared to 2009

Con-way’s consolidated revenue of $5.0 billion in 2010 increased 16.0% from $4.3 billion in 2009, primarily due to increased revenue at Freight and Logistics.

Con-way’s operating results consisted of operating income of $78.2 million in 2010 compared to an operating loss of $25.9 million in 2009, primarily reflecting goodwill and intangible-asset impairment charges at Logistics in 2010 and a goodwill-impairment charge at Truckload in 2009. Excluding the impairment charges in both years, consolidated operating income in 2010 declined primarily due to the net effect of lower operating income at Freight, partially offset by improved operating results at Logistics. Lower operating income at Freight reflected weak industry pricing and higher costs, while higher operating income at Logistics was due to improved margins on higher revenue.

Other non-operating expense declined $2.7 million primarily due to a $5.4 million decline in interest expense, which reflects the net effect of various financing transactions, including the second-quarter $200.0 million repayment of Con-way’s 8 7/8 Notes due 2010 and various capital-lease transactions entered into in both years. Non-operating expense also reflects lower interest rates earned on Con-way’s cash-equivalent investments and marketable securities. Non-operating expense also reflects a $1.7 million increase in other miscellaneous expenses, primarily from letters of credit fees.

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

Salaries and Wages

Effective in March 2009, the salaries and wages of certain employees were reduced by 5%, including corporate and shared-services employees and those at the Con-way Freight and Road Systems business units. Con-way restored half of the salary and wage reductions in January 2010 and restored the remaining half in January 2011.

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

Defined Contribution Plan

As detailed in Note 10, “Employee Benefit Plans,” of Item 8, “Financial Statements and Supplementary Data,” effective in April 2009, employer contributions to Con-way’s primary defined contribution retirement plan were suspended or limited. The “matching” and “transition” contributions were suspended and the “basic” contribution was limited to no more than 3% of an employee’s eligible compensation. In the fourth quarter of 2011, Con-way prospectively reinstated the “basic” and “transition” contributions to the defined contribution retirement plan to their prior levels. The “matching” contributions have not been reinstated. Any potential reinstatement of Con-way’s “matching” contributions to the defined contribution retirement plan is based on a number of considerations.

The table below compares the estimated cost savings from employee-related cost-reduction measures. The predominant amount of the reported cost savings relate to the Freight segment. Actual results may differ from the estimated amounts depending on factors such as employee count and turnover, and assumptions related to employee retirement plan contributions.

(Dollars in millions)	2011	2010	2009
Salaries and wages	$—	$29	$41
Compensated absences	—	15	47
Defined contribution plan
Matching	34	34	22
Basic and transition	17	22	12

Total estimated cost savings	$51	$100	$122

Reporting Segment Review

For the discussion and analysis of segment operating results, management utilizes revenue before inter-segment eliminations. Management believes that revenue before inter-segment eliminations, combined with the detailed operating expense information, provides the most meaningful analysis of segment results. Revenue before inter-segment eliminations is reconciled to revenue from external customers in Note 13, “Segment Reporting,” of Item 8, “Financial Statements and Supplementary Data.”

Freight

The following table compares operating results, operating margins, and the percentage change in selected operating statistics of the Freight reporting segment for the years ended December 31:

(Dollars in thousands)	2011	2010	2009
Revenue before inter-segment eliminations	$3,247,107	$3,075,064	$2,623,989

Salaries, wages and employee benefits	1,493,421	1,492,512	1,316,306
Purchased transportation	532,059	510,406	402,463
Fuel and fuel-related taxes	386,928	316,627	227,655
Other operating expenses	441,891	458,603	405,286
Depreciation and amortization	109,875	101,391	106,733
Maintenance	94,654	88,025	76,710
Rents and leases	47,159	49,218	32,749
Purchased labor	21,341	29,374	5,336
Restructuring charges	—	—	(507)

Total operating expenses	3,127,328	3,046,156	2,572,731

Operating income	$119,779	$28,908	$51,258

Operating margin	3.7%	0.9%	2.0%

	2011 vs. 2010	2010 vs. 2009
Selected Operating Statistics
Weight per day	-4.6%	+16.7%
Revenue per hundredweight (“yield”)	+10.3%	+0.1%
Shipments per day (“volume”)	-5.7%	+8.5%
Weight per shipment	+1.2%	+7.5%

2011 Compared to 2010

Freight’s revenue in 2011 increased 5.6% from 2010, primarily due to a 10.3% increase in yield, partially offset by a 4.6% decline in weight per day. The 4.6% decline in weight per day reflects a 5.7% decline in shipments per day, partially offset by a 1.2% increase in weight per shipment. In 2011, yield benefited from increases in fuel-surcharge revenue and base freight rates, but was adversely affected by the increase in weight per shipment.

Excluding fuel surcharges, yield increased 5.7% in 2011. Fuel-surcharge revenue increased to 17.0% of revenue in 2011 from 13.2% in 2010. The fuel surcharge is intended to compensate Con-way Freight for the adverse effects of higher fuel costs and fuel-related increases in purchased transportation. Fuel surcharges are only one part of Con-way Freight’s overall rate structure, and the total price that Con-way Freight receives from customers for its services is governed by market forces, as more fully discussed in Item 1A, “Risk Factors.”

Higher yield and lower weight per day were due in part to sales and pricing initiatives implemented in the third quarter of 2010 that increased base freight rates and moderated the amount of freight transported in the network. Management initiatives in 2011 were adapted to focus on pricing improvements while maintaining volume. Con-way Freight’s management believes that yields were also impacted by improved pricing conditions in the less-than-truckload market in 2011 compared to 2010.

In 2011, Freight’s operating income increased $90.9 million when compared with 2010. Higher operating income in 2011 was largely due to higher revenue as described above and strategic efforts to improve network efficiency and control costs. Operating income in both years includes the effect of the cost-reduction measures announced in March 2009; however, 2011 included higher expenses than 2010 due to the reinstatement in 2010 and 2011 of certain benefits previously curtailed under the cost-reduction measures. Results in 2010 were adversely affected by $5.1 million of expense for employee severance and the consolidation of Con-way’s executive offices under which Freight was allocated a portion of the restructuring charges.

Expenses for salaries, wages and employee benefits were essentially flat in 2011 compared to 2010. Salaries and wages, excluding variable compensation, decreased 1.5% due in part to lower average employee counts, which reflected a decline in shipment volumes, a reduction in miles driven and increased productivity, partially offset by salary and wage restorations. Employee benefits expenses decreased 1.3%, primarily due to lower expense for workers’ compensation claims, partially offset by higher expenses for compensated absences. Lower expense for workers’ compensation claims reflects a decrease in the number of claims and lower expense per claim. The increase in expense for compensated-absences benefits was primarily due to the reinstatement of the benefit effective in April 2010. Variable-compensation expense increased $22.4 million, due to variations in performance measures relative to variable-compensation plan targets.

Purchased transportation expense increased 4.2% in 2011 reflecting fuel-related rate increases and higher base rates, partially offset by declines in freight transported by third-party providers.

Expenses for fuel and fuel-related taxes increased 22.2% primarily due to the increase in the cost per gallon of diesel fuel, partially offset by lower fuel consumption due to fewer miles driven as a result of a moderation in shipment volumes.

In 2011, other operating expenses decreased 3.6%, mainly due to lower self-insurance expense from cargo-loss and damage claims, partially offset by higher costs for information-technology services. The decrease in cargo-claims expense reflects lower shipment volumes and improved freight handling, which was due in part to increased investment in training and the utilization of the SafeStackTM cargo loading system for trailers that was deployed during 2010.

2010 Compared to 2009

Freight’s revenue in 2010 increased 17.2% from 2009 due to a 16.7% increase in weight per day and a 0.1% increase in yield. The 16.7% increase in weight per day reflects an 8.5% increase in shipments per day and a 7.5% increase in weight per shipment. In 2010, yield benefited from an increase in fuel-surcharge revenue and was adversely affected by lower base freight rates and the increase in weight per shipment. Excluding fuel surcharges, yield decreased 2.8% in 2010 and fuel-surcharge revenue increased to 13.2% of revenue from 10.5% in 2009.

Despite a relatively flat year-over-year change, Freight’s yield in the third and fourth quarter of 2010 increased 3.1 % and 7.1%, respectively, from the same prior-year periods. These positive comparisons were due in part to sales and pricing initiatives implemented in the third quarter of 2010, as more fully discussed above. Weight per day increased 8.7% in the third quarter of 2010 when compared to the prior-year period, but decreased 1.3% in the fourth quarter of 2010 when compared to the prior-year period.

In 2010, Freight’s operating income decreased 43.6% from 2009 primarily due to increased costs. Operating results in 2010 and 2009 benefited from the cost-reduction measures announced in March 2009; however, the comparative impact varied due to the timing of implementation and the partial reinstatement in 2010 of certain benefits curtailed under the cost-reduction measures. Results in 2010 were adversely affected by $5.1 million of expense for employee severance and the consolidation of Con-way’s executive offices. In 2009, Freight’s operating results were adversely affected by a change in accounting estimate for revenue adjustments, which lowered Freight’s revenue and operating income by $5.4 million.

Expenses for salaries, wages and employee benefits increased 13.4% from 2009. In 2010, salaries and wages, excluding variable compensation, increased 11.4% primarily due to a higher average employee count in response to increased shipment volumes and to the partial reinstatement of the salary and wage reductions. Employee benefits expense increased 17.5% in 2010 primarily due to higher expenses for compensated absences, which increased $37.2 million. The increase in expense for compensated absences was primarily due to the resumption of the benefit effective in April 2010. Employee benefit cost increases in 2010 also reflect higher expenses for workers’ compensation claims and payroll taxes, partially offset by a decrease in the collective expense for defined benefit and defined contribution retirement plans.

Purchased transportation expense increased 26.8% in 2010 reflecting an increase in freight transported by third-party providers and fuel-related increases.

Expenses for fuel and fuel-related taxes increased 39.1% primarily due to an increase in the cost per gallon of diesel fuel and increased fuel consumption due to more miles driven as a result of increased shipment volumes.

In 2010, other operating expenses increased 13.2% primarily due to increases in self-insurance expense, particularly cargo-loss and damage claims, increased corporate allocations and increased operating costs due to higher business volumes.

In 2010, expenses for rents and leases increased 50.3%, maintenance expense increased 14.8% and purchased labor increased $24.0 million primarily due to increased business volumes. Increased costs for maintenance expense in 2010 also reflect an increase in the average age of the tractor and trailer fleets.

Logistics

The table below compares operating results and operating margins of the Logistics reporting segment. The table summarizes Logistics’ revenue as well as net revenue (revenue less purchased transportation expense). Carrier-management revenue is attributable to contracts for which Menlo Worldwide Logistics manages the transportation of freight but subcontracts to carriers the actual transportation and delivery of products, which Menlo Worldwide Logistics refers to as purchased transportation. Menlo Worldwide Logistics’ management places emphasis on net revenue as a meaningful measure of the relative importance of its principal services since revenue earned on most carrier-management services includes the carriers’ charges to Menlo Worldwide Logistics for transporting the shipments. The table also includes operating income and operating margin excluding the loss (gain) from asset impairments and a purchase-price adjustment. Management believes these measures are relevant to evaluate its on-going operations.

(Dollars in thousands)	2011	2010	2009
Revenue before inter-segment eliminations	$1,589,994	$1,477,988	$1,331,894
Purchased transportation expense	(988,405)	(906,389)	(811,712)

Net revenue	601,589	571,599	520,182
Salaries, wages and employee benefits	230,760	218,126	200,433
Fuel and fuel-related taxes	1,034	846	1,411
Other operating expenses	156,334	148,174	151,447
Depreciation and amortization	10,846	12,226	12,402
Maintenance	2,998	2,617	2,752
Rents and leases	65,046	63,692	63,089
Purchased labor	89,824	80,462	60,420
Loss (gain) from asset impairments and purchase-price adjustment	(10,000)	19,181	—

Total operating expenses excluding purchased transportation	546,842	545,324	491,954

Operating income	$54,747	$26,275	$28,228

Operating income excluding impairments and purchase-price adjustment	$44,747	$45,456	$28,228
Operating margin on revenue	3.4%	1.8%	2.1%
Operating margin on net revenue	9.1%	4.6%	5.4%
Operating margin on revenue excluding asset impairments and purchase-price adjustment	2.8%	3.1%	2.1%
Operating margin on net revenue excluding asset impairments and purchase-price adjustment	7.4%	8.0%	5.4%

2011 Compared to 2010

In 2011, Logistics’ revenue increased 7.6% due to increases in revenue from both carrier-management and warehouse-management services. In 2011, revenue from carrier-management services increased 9.6%, while revenue from warehouse-management services increased 2.8%. Higher revenue from carrier-management services was primarily due to increased freight-brokerage volumes and growth at existing customers, and, to a lesser extent, fuel-related increases in purchased transportation. Increased revenue from warehouse-management services was primarily due to the addition of new customers.

Logistics’ net revenue in 2011 increased 5.2%, as revenue growth was partially offset by purchased transportation expense that grew at a faster rate than revenue. Purchased transportation expense increased 9.0% in 2011 primarily due to increased carrier-management volumes and, to a lesser extent, fuel-related rate increases.

In 2011, Logistics reported operating income of $54.7 million compared to $26.3 million in 2010. Operating results in 2011 included a $10.0 million gain resulting from a purchase-price adjustment to settle a dispute associated with the 2007 acquisition of Chic Logistics. Operating results in 2010 were adversely affected by a

$16.4 million goodwill-impairment charge and a $2.8 million charge for the impairment of a customer-relationship intangible asset. These items are more fully discussed in Note 2, “Goodwill and Intangible Assets,” of Item 8, “Financial Statements and Supplementary Data.” Excluding these items, Logistics’ operating income in 2011 decreased 1.6% from 2010 primarily due to lower margins on warehouse-management services. Lower margins on warehouse-management services reflect costs for warehouse-facility relocations, changes in customer mix and increased start-up costs associated with new customers.

Salaries, wages and employee benefits increased 5.8% in 2011. Salaries and wages, excluding variable compensation, rose 9.2% due to salary and wage rate increases and increased average employee counts due to new customer contracts. Variable compensation expense decreased $3.4 million or 18.1% in 2011 based on variations in performance measures relative to variable-compensation plan targets. Employee benefits expense increased 5.0% in 2011, primarily due to increased expenses for international employee benefits and payroll taxes.

Other operating expenses increased 5.5% in 2011 reflecting higher costs for information-technology services and increased facility costs due to new warehouse-management customers.

Purchased labor expense increased 11.6% in 2011 due to increased workloads from the start-up of new warehouse-management facilities and warehouse relocations.

2010 Compared to 2009

In 2010, Logistics’ revenue increased 11.0% due to increases in revenue from both carrier-management and warehouse-management services. In 2010, revenue from carrier-management services increased 11.1%, while revenue from warehouse-management services increased 10.6%. Higher revenue from carrier-management services was primarily due to revenue from a government contract, which was in an implementation phase during 2009, partially offset by lower revenue from changes to certain customer and carrier contracts. Increased revenue from warehouse-management services was due to contributions from both new and existing customers.

Logistics’ net revenue in 2010 increased 9.9%, as revenue growth was partially offset by purchased transportation expense that grew at a faster rate than revenue. Purchased transportation expense increased 11.7% in 2010 primarily due to increased carrier-management volumes.

In 2010, Logistics’ operating income decreased 6.9%. Operating results in 2010 were adversely affected by the $19.2 million of asset-impairment charges more fully discussed above. Excluding the impairment charges, Logistics’ operating income in 2010 increased $17.2 million primarily due to increases in net revenue and improved margins on both warehouse-management and carrier-management services. Menlo Worldwide Logistics’ management believes that improved margins on warehouse-management services reflect cost-control measures, while improved margins on carrier-management services were due largely to the recognition of revenue under performance-based arrangements. Under performance-based arrangements, revenue is recognized upon the achievement of contractually specified performance measures typically without an associated increase in operating expenses. The level of achievement, if any, relating to these performance measures varies each reporting period.

Salaries, wages and employee benefits increased 8.8% in 2010. Salaries and wages, excluding variable compensation, rose 8.2% due to salary and wage rate increases and headcount growth due to new customer contracts. Variable-compensation expense increased $2.7 million or 17.1% in 2010 based on variations in performance measures relative to variable-compensation plan targets. Employee benefits expense increased 7.9% in 2010, primarily due to increased expenses for compensated absences, employee medical and workers’ compensation claims. The increase in expenses for compensated absences was due in part to the reinstatement of these benefits in April 2010 to their prior levels, while higher expenses for employee medical and workers’ compensation claims reflect increases in the number and severity of claims.

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

(Dollars in thousands)	2011	2010	2009
Freight revenue	$459,221	$459,748	$486,944
Fuel-surcharge revenue	138,549	94,175	62,826
Other revenue	17,244	15,818	14,301

Revenue before inter-segment eliminations	615,014	569,741	564,071
Salaries, wages and employee benefits	209,220	212,311	225,934
Purchased transportation	27,650	24,384	23,342
Fuel and fuel-related taxes	177,633	147,225	129,824
Other operating expenses	61,267	65,696	68,575
Depreciation and amortization	70,003	64,109	58,891
Maintenance	32,171	32,910	27,172
Rents and leases	1,097	996	826
Purchased labor	1,160	1,266	1,665
Loss from goodwill impairment	—	—	134,813

Total operating expenses	580,201	548,897	671,042

Operating income (loss)	$34,813	$20,844	$(106,971)

Operating income excluding impairment	$34,813	$20,844	$27,842
Operating margin	5.7%	3.7%	(19.0)%
Operating margin excluding impairment	5.7%	3.7%	4.9%

	2011 vs. 2010	2010 vs. 2009
Selected Operating Statistics
Loaded miles	-4.0%	-7.4%
Freight revenue per loaded mile	+4.1%	+2.0%

2011 Compared to 2010

In 2011, Truckload’s revenue increased 7.9% from 2010, primarily due to a 47.1% increase in fuel-surcharge. Freight revenue was essentially flat reflecting a 4.1% increase in revenue per mile and a 4.0% decline in loaded miles. Higher fuel-surcharge revenue was due to higher fuel prices in 2011 compared to 2010. The decrease in loaded miles was primarily due to a decline in the number of tractors operated by two-person teams, which resulted in lower miles per tractor, and to a slightly smaller fleet.

In 2011, Truckload earned operating income of $34.8 million compared to $20.8 million in 2010, primarily reflecting the effect of an improved fuel-surcharge recovery rate.

Salaries, wages and employee benefits decreased 1.5% in 2011, reflecting decreases in salaries and wages, excluding variable compensation, partially offset by an increase in employee benefits expense. Salaries and wages, excluding variable compensation, decreased 2.7% primarily due to lower wages as a result of fewer miles driven. Employee benefits expense increased 2.3% in 2011, primarily reflecting increased costs for employee medical claims, which were primarily due to an increase in the severity of claims, partially offset by a decline in the number of claims.

Purchased transportation increased 13.4% in 2011, primarily due to fuel-related increases for Truckload’s owner-operator fleet.

Expenses for fuel and fuel-related taxes increased 20.7% in 2011 primarily due to a higher fuel cost per gallon, partially offset by lower fuel consumption due to fewer miles driven.

Other operating expenses decreased 6.7% in 2011, primarily reflecting declines in the severity of vehicular self-insurance claims. Vehicular self-insurance expense decreased $5.5 million in 2011 compared to 2010.

Depreciation and amortization expense increased 9.2% in 2011 reflecting a tractor replacement program initiated in 2010.

2010 Compared to 2009

In 2010, Truckload’s revenue increased 1.0% from 2009, primarily due to a 49.9% increase in fuel-surcharge revenue, partially offset by a 5.6% decrease in freight revenue. The 5.6% decrease in freight revenue reflects a 7.4% decline in loaded miles, partially offset by a 2.0% increase in revenue per mile. Higher fuel-surcharge revenue was primarily due to higher fuel prices in 2010 compared to 2009. The decrease in loaded miles reflects a smaller fleet and a planned reduction in the amount of services Truckload provided to Freight. Revenue per mile increased as the decrease in services provided to Freight allowed Truckload to take advantage of improved truckload pricing with external customers. The redeployment of equipment to serve external customers caused some deterioration in asset utilization in 2010, as revenue per tractor declined 1.2%.

In 2010, Truckload earned operating income of $20.8 million and reported an operating loss of $107.0 million in 2009. Truckload’s loss in 2009 was due to a goodwill-impairment charge of $134.8 million primarily due to lower projected revenues and operating income in future years, which reflected the adverse economic and market conditions at the goodwill measurement date. Excluding the charge, operating income in 2010 decreased 25.1% from 2009, reflecting higher operating expenses.

Salaries, wages and employee benefits decreased 6.0% in 2010, reflecting decreases in salaries and wages, excluding variable compensation, and lower costs for employee benefits, partially offset by an increase in expense for variable compensation. Salaries and wages, excluding variable compensation, decreased 6.5% primarily due to a decrease in miles driven. Employee benefits expense decreased 8.0% in 2010, primarily reflecting a decline in expense for self-insured workers’ compensation claims.

Other operating expenses decreased 4.2% in 2010, primarily reflecting a decline in losses on asset dispositions and a $2.4 million charge in 2009 to write down a tax-related receivable, partially offset by an $8.7 million increase in vehicular self-insurance expense. Expense in 2009 included losses on asset dispositions of $7.6 million.

Expenses for fuel and fuel-related taxes increased 13.4% in 2010 primarily due to a higher fuel cost per gallon, partially offset by lower fuel consumption due to fewer miles driven.

Depreciation and amortization expense increased 8.9% in 2010 primarily due to an increase in depreciation expense on tractors. In 2010, Truckload changed the estimated useful lives and estimated salvage values of Truckload tractors.

In 2010, maintenance expense increased 21.1% from 2009 due to an increase in the average age of the tractor fleet, which increased the amount of repairs not covered under manufacturers’ warranties.

Other

The Other reporting segment consists of the operating results of Road Systems, a trailer manufacturer, and certain corporate activities for which the related income or expense has not been allocated to other reporting segments. The table below summarizes the operating results for the Other reporting segment:

(Dollars in thousands)	2011	2010	2009
Revenues
Road Systems	$46,685	$52,890	$20,442

Operating Income (Loss)
Road Systems	$(123)	$(112)	$(1,920)
Unallocated corporate operating income (loss)
Reinsurance activities	(4,921)	3,567	3,545
Corporate properties	3,750	(1,248)	(485)
Other	(117)	(64)	417

	$(1,411)	$2,143	$1,557

Variations in Road Systems’ revenue reflect the number of trailers manufactured or refurbished for Con-way Freight and Con-way Truckload.

The results from reinsurance activities primarily relate to Con-way’s participation in a reinsurance pool, as more fully in Note 1, “Principal Accounting Policies,” of Item I, “Financial Statements and Supplementary Data.”

In 2011, the operating results related to corporate properties included a $5.1 million gain from the sale of excess real estate.

Liquidity and Capital Resources

Cash and cash equivalents increased to $438.0 million at December 31, 2011 from $421.4 million at December 31, 2010, as $344.7 million provided by operating activities exceeded $287.0 million used in investing activities and $41.1 million used in financing activities. Cash provided by operating activities came primarily from net income after adjustment for non-cash items. Cash used in investing activities primarily reflects capital expenditures. Cash used in financing activities primarily reflects the payment of common dividends and repayment of capital leases.

(Dollars in thousands)	2011	2010	2009
Operating Activities
Net income (loss)	$88,443	$3,985	$(107,747)
Non-cash adjustments (1)	265,489	310,849	382,338
Changes in assets and liabilities	(9,222)	(129,962)	2,061

Net Cash Provided by Operating Activities	344,710	184,872	276,652

Net Cash Used in Investing Activities	(287,028)	(161,064)	(40,678)

Net Cash Used in Financing Activities	(41,092)	(78,963)	(37,818)

Net Cash Provided by (Used in) Continuing Operations	16,590	(55,155)	198,156
Net Cash Provided by Discontinued Operations	—	—	166

Increase (Decrease) in Cash and Cash Equivalents	$16,590	$(55,155)	$198,322

(1)	“Non-cash adjustments” refer to depreciation, amortization, impairment charges, purchase-price adjustments, deferred income taxes, provision for uncollectible accounts and other non-cash income and expenses.

Operating Activities

The most significant items affecting the comparison of Con-way’s operating cash flows for the periods presented are summarized below:

2011 Compared to 2010

In 2011, net income and non-cash adjustments collectively increased operating cash flows $39.1 million from 2010. Changes in assets and liabilities improved operating cash flows by $120.7 million in 2011 when compared to the prior-year period. Changes in accrued income taxes, accrued liabilities (excluding variable compensation and employee benefits), receivables, and employee benefits increased operating cash flows in 2011 when compared to the prior year, while changes in self-insurance accruals decreased operating cash flows.

In 2011, accrued income taxes provided $34.4 million, compared to $39.6 million used in 2010, reflecting variations in income tax refunds and payments as well as variations in current and deferred income taxes. In 2011, Con-way received $28.7 million of net refunds, compared to $10.4 million of net refunds in 2010. During 2011, Con-way’s cash flows related to income taxes benefited from tax legislation enacted in December 2010. As a result of the legislation, Con-way deducted a substantial portion of its 2011 capital expenditures in the 2011 tax year.

Accrued liabilities (excluding variable compensation and employee benefits) provided $3.8 million in 2011, compared to $20.5 million used in 2010, primarily due to changes in the liability for compensated absences. As more fully discussed under “Results of Operations – Overview,” a compensated-absence benefit was suspended at Con-way Freight from April 2009 through April 2010. During the period of suspension, no compensated-absences benefits were earned. This suspension was not in effect at any point during 2011, resulting in increased compensated-absence benefits for 2011 compared to 2010.

In 2011, receivables used $42.3 million, compared to $61.3 million used in 2010. Changes in receivables reflect variations in revenue and average collection periods.

Employee benefits used $52.7 million in 2011, compared to $67.6 million used in 2010 primarily due to a decrease in pension funding contributions. In 2011, Con-way contributed $62.6 million to its qualified pension plans, compared to $93.8 million in 2010. The level of Con-way’s annual contributions to its qualified pension plans is subject to variations in interest rates, asset returns, Pension Protection Act (“PPA”) requirements and other factors.

Self-insurance accruals used $12.0 million in 2011, compared to $30.5 million provided in 2010. The cash used in 2011 was primarily due to decreases in the liabilities for vehicular and workers’ compensation claims. The cash provided in 2010 was primarily due to increases in the liabilities for vehicular and workers’ compensation claims.

2010 Compared to 2009

In 2010, net income (loss) and non-cash adjustments collectively increased operating cash flows $40.2 million from 2009. Changes in assets and liabilities lowered operating cash flows by $132.0 million in 2010 when compared to the prior-year period. Changes in receivables, employee benefits and accrued income taxes decreased operating cash flow in 2010 when compared to the prior year, while changes in self-insurance accruals, accounts payable and accrued liabilities (excluding variable compensation and employee benefits) increased operating cash flows.

In 2010, receivables used $61.3 million primarily due to increased trade accounts receivable resulting from increased revenue. In 2009, receivables provided $9.2 million primarily due to decreased trade accounts receivable at the Logistics segment partially offset by increased trade accounts receivable at the Freight segment.

Employee benefits used $67.6 million in 2010, compared to $0.3 million provided in the prior year primarily due to an increase in funding contributions. In 2010, Con-way contributed $93.8 million to its qualified pension plans, compared to $17.3 million in 2009.

In 2010, accrued income taxes used $39.6 million, compared to $21.2 million provided in 2009, reflecting variations in Con-way’s current and deferred income tax provisions.

The change in self-insurance accruals provided $30.5 million in 2010, compared to $2.4 million used in 2009. The cash provided in 2010 was primarily due to increases in the liabilities for workers compensation and vehicular claims.

Accounts payable provided $31.9 million in 2010, compared to $2.0 million provided in 2009. The increase in accounts payable reflected the increasing business volumes during 2010, particularly at the Truckload and Freight segments.

Changes in accrued liabilities used $20.5 million in 2010, compared to $41.8 million used in 2009, primarily due to changes in the liability for compensated absences. In 2010, the liability for compensated absences increased as a result of the reinstatement of compensated-absences benefits.

Investing Activities

The most significant items affecting the comparison of Con-way’s investing cash flows for the periods presented are summarized below:

In 2011, capital expenditures were $289.0 million, compared with $186.5 million in 2010 and $68.2 million in 2009. Increased capital expenditures in 2011 were primarily due to the acquisition of tractor equipment at Con-way Truckload. Higher capital expenditures at Con-way Truckload in 2011 reflect an accelerated fleet-replacement program that was implemented in June 2010. Con-way received sale-related proceeds of $13.2 million in 2011, $32.8 million in 2010 and $32.7 million in 2009. Proceeds in 2011 were primarily due to the sale of excess corporate properties and the sale of tractors in connection with the fleet-replacement program at Con-way Truckload. Proceeds in 2010 and 2009 include sale-leaseback transactions in which $20.4 million and $17.3 million were received, respectively, from the sale of revenue equipment.

In 2011, Con-way received $10.0 million as an adjustment of the original purchase price to settle a dispute associated with the 2007 acquisition of Chic Logistics, as more fully discussed in Note 2, “Goodwill and Intangible Assets,” of Item 8, “Financial Statements and Supplementary Data.”

In 2011, $12.6 million of cash was used as the result of a net investment in marketable securities, compared to $0.7 million and $0.4 million of net proceeds received in 2010 and 2009, respectively.

Financing Activities

The most significant items affecting the comparison of Con-way’s financing cash flows for the periods presented are summarized below:

Con-way used $19.8 million in 2011 for the repayment of debt obligations, compared to $211.1 million in 2010 and $22.4 million in 2009. Payments in 2011 and 2010 reflect repayments of capital leases, while 2010 also includes the $200.0 million repayment of the amount outstanding under the 8 7/8% Notes due 2010. Cash used in 2009 primarily reflects the repayment of the Primary DC Plan Notes, which matured in January 2009.

In 2010, Con-way issued common stock in a public offering and received net proceeds of $143.3 million, as discussed more fully in Note 9, “Shareholders’ Equity,” of Item 8, “Financial Statements and Supplementary Data.”

As detailed in Note 10, “Employee Benefit Plans,” of Item 8, “Financial Statements and Supplementary Data,” Con-way used common stock to fund $17.3 million in 2011 compared to $36.8 million in 2010 and $23.3 million in 2009 in contributions to the defined contribution retirement plans. Effective in July 2011, Con-way’s contributions were in the form of cash, rather than in common stock.

Contractual Cash Obligations

The table below summarizes contractual cash obligations for Con-way as of December 31, 2011. Some of the amounts in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, and other factors. Because of these estimates and assumptions, the actual future payments may vary from those reflected in the table. Certain liabilities, including those related to self-insurance accruals, are reported in Con-way’s consolidated balance sheets but not reflected in the table below due to the absence of stated due dates.

(Dollars in thousands)	Total	Payments Due by Period
		2012	2013-2014	2015-2016	2017 & Thereafter
Long-term debt	$1,378,088	$51,469	$101,825	$101,825	$1,122,969
Capital leases	80,290	25,833	42,774	11,683	—
Operating leases	226,691	75,746	87,155	34,488	29,302
Outsourcing contracts	231,662	48,561	97,984	85,117	—
Employee benefit plans	127,353	11,873	24,305	25,423	65,752

Total	$2,044,084	$213,482	$354,043	$258,536	$1,218,023

As presented above, contractual obligations on long-term debt and capital leases represent principal and interest payments. The amounts representing principal and a portion of interest payable in 2012 are reported in the consolidated balance sheets.

Contractual obligations for operating leases represent the payments under the lease arrangements and are not included in Con-way’s consolidated balance sheets.

The employee benefit plan-related cash obligations in the table represent estimated payments under Con-way’s non-qualified defined benefit pension plans and postretirement medical plan through December 31, 2021. Expected benefit payments for Con-way’s qualified defined benefit pension plans are not included in the table, as these benefits will be satisfied by the use of plan assets. Con-way estimates that it will make $51 million of contributions to its qualified defined benefit pension plans in 2012; however, this could change based on variations in interest rates, asset returns, PPA requirements and other factors.

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

The contractual obligations reported above exclude Con-way’s liability of $17.4 million for unrecognized tax benefits, which are more fully discussed in Note 8, “Income Taxes,” of Item 8, “Financial Statements and Supplementary Data.”

Letters of credit outstanding under Con-way’s credit facilities, as described below under “Capital Resources and Liquidity Outlook,” are generally required under self-insurance programs and do not represent additional liabilities as the underlying self-insurance accruals are already included in Con-way’s consolidated balance sheets.

For further discussion, see Note 6, “Debt and Other Financing Arrangements,” Note 7, “Leases,” Note 8, “Income Taxes,” and Note 10, “Employee Benefit Plans,” of Item 8, “Financial Statements and Supplementary Data.”

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

Con-way has a $325 million unsecured revolving credit facility that matures on August 2, 2016. The revolving facility is available for cash borrowings and issuance of letters of credit. At December 31, 2011, no cash borrowings were outstanding under the credit facility; however, $174.1 million of letters of credit were outstanding, leaving $150.9 million of available capacity for additional letters of credit or cash borrowings. The revolving facility is guaranteed by certain of Con-way’s material domestic subsidiaries and contains two financial covenants: (i) a leverage ratio and (ii) a fixed-charge coverage ratio. At December 31, 2011, Con-way was in compliance with the revolving credit facility’s financial covenants and expects to remain in compliance.

Con-way had other uncommitted unsecured credit facilities totaling $66.2 million at December 31, 2011, which are available to support short-term borrowings, letters of credit, bank guarantees and overdraft facilities. At December 31, 2011, $14.5 million of cash borrowings and $29.9 million of other credit commitments were outstanding leaving $21.9 million of available capacity.

In 2012, Con-way anticipates capital and software expenditures of approximately $300 million, net of asset dispositions, primarily for the acquisition of tractor equipment. Con-way’s actual 2012 capital expenditures may differ from the estimated amount depending on factors such as availability and timing of delivery of equipment.

At December 31, 2011, Con-way’s senior unsecured debt was rated as investment grade by Standard and Poor’s (BBB-), Fitch Ratings (BBB-), and Moody’s (Baa3). Moody’s assigned an outlook of “negative”, while Standard and Poor’s and Fitch Ratings assigned an outlook of “stable.”

Con-way believes that its working-capital requirements and capital-expenditure plans in 2012 will be adequately met with various sources of liquidity and capital, including Con-way’s cash and cash equivalents, cash flow from operations, credit facilities and access to capital markets.

As detailed in Note 8, “Income Taxes,” of Item 8, “Financial Statements and Supplementary Data,” the cumulative undistributed earnings of Con-way’s foreign subsidiaries were $29.3 million at December 31, 2011, which if remitted, are subject to withholding and U.S. taxes. Of Con-way’s $438.0 million in cash and cash equivalents at December 31, 2011, $29.3 million was related to these foreign subsidiaries. Con-way currently does not expect to utilize these foreign cash and cash-equivalent balances as a source of liquidity or capital to fund its domestic operations.

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

Significant assumptions

The amounts recognized as pension expense (income) and the accrued pension asset (liability) for Con-way’s defined benefit pension plans depend upon a number of assumptions and factors, the most significant being the discount rate used to measure the present value of pension obligations and the expected rate of return on plan assets for the funded qualified plans. Con-way assesses its plan assumptions for the discount rate, expected rate of return on plan assets, and other significant assumptions on a periodic basis, but concludes on those assumptions at the actuarial plan measurement date. Con-way’s most significant assumptions used in determining pension expense (income) for the periods presented and for 2012 are summarized below.

	2012	2011	2010	2009
Weighted-average assumptions:
Discount rate on plan obligations	4.65%	5.55%	6.05%	6.10%
Discount rate on plan obligations—curtailment	N/A	N/A	N/A	7.85%
Expected long-term rate of return on plan assets	7.65%	8.00%	8.50%	8.50%

Discount Rate

In determining the appropriate discount rate, Con-way is assisted by actuaries who utilize a yield-curve model based on a universe of high-grade corporate bonds (rated Aa or better by Moody’s rating service). The model determines a single equivalent discount rate by applying the yield curve to Con-way’s expected future benefit payments. Holding all other factors constant, a 0.25% decrease (increase) in the discount rate would cause the cumulative unrecognized actuarial loss at December 31, 2011 to increase (decrease) by about $64 million. The related loss or credit would be amortized in future-period earnings as described below.

Rate of Return on Plan Assets

For its qualified defined benefit pension plans, Con-way sets the expected return on plan assets using current market expectations and historical returns. The expected return on plan assets is based on the average annual return expected over the next 20 years based on the plans’ expected asset allocation over the course of the next year. The average annual expected return includes the effect of actively managing the plan assets, and is net of fees and expenses. The plan assets are managed pursuant to a long-term allocation strategy that seeks to mitigate the plans’ funded status volatility by increasing the plans’ investment in fixed-income investments over time. This strategy was developed by analyzing a variety of diversified asset-class combinations in conjunction with the projected liabilities of the plans. In 2011, the plans lowered their percentage of investments in equity securities and increased their percentage of investments in fixed-income securities. Using plan asset values as of December 31, 2011 and holding all other factors constant, a 0.25% decrease (increase) in the expected return on plan assets would cause the annual net periodic benefit cost to decrease (increase) by about $3 million.

Actuarial gains and losses

Differences between the expected and actual rate of return on plan assets and/or changes in the discount rate may result in cumulative unrecognized actuarial gains or losses. For Con-way’s defined benefit pension plans, accumulated unrecognized actuarial losses increased to $722.1 million at December 31, 2011 from $469.2 million at December 31, 2010. Any portion of the unrecognized actuarial gain (loss) outside of a corridor amount must be amortized and recognized as expense (income) over the estimated average remaining life expectancy of active plan participants.

Effect on operating results

The effect of the defined benefit pension plans on Con-way’s operating results consist primarily of the net effect of the interest cost on plan obligations for the qualified and non-qualified defined benefit pension plans, the expected return on plan assets for the funded qualified defined benefit pension plans and the amortization of unrecognized actuarial gain or loss in excess of the corridor. Con-way estimates that the defined benefit pension plans will result in annual expense of $9.3 million in 2012. For its defined benefit pension plans, Con-way recognized annual expense of $0.4 million in 2011, $7.5 million in 2010 and $28.4 million in 2009.

Funding

Con-way periodically reviews the funded status of its qualified defined benefit pension plans and makes contributions from time to time as necessary to comply with the funding requirements of the PPA. In determining the amount and timing of its pension contributions, Con-way considers its cash position, both the PPA- and GAAP-based measurements of funded status, and the tax deductibility of contributions, among other factors. Con-way made contributions of $62.6 million and $93.8 million to its qualified defined benefit pension plans in 2011 and 2010, respectively. Con-way estimates that it will make $51 million of contributions to its qualified defined benefit pension plans in 2012. The level of Con-way’s annual contributions to its qualified pension plans is subject to change based on variations in interest rates, asset returns, PPA requirements and other factors.

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

Con-way Truckload had $329.8 million of goodwill at December 31, 2011. For the valuation of Con-way Truckload, Con-way applied two equally weighted methods: public-company multiples and discounted cash flow models. In the assessment of Con-way Truckload’s goodwill, the fair value of the reporting unit exceeded its carrying value by 14% or approximately $89 million. A 1.0% change in the assumed discount rate would result in a $24 million change in fair value. A 10% change in estimated operating income for each of the next five years would result in a $33 million change in fair value.

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

The depreciation of property, plant and equipment over their estimated useful lives and the determination of any salvage values require management to make judgments about future events. Con-way periodically evaluates whether changes to estimated useful lives or salvage values are necessary to ensure these estimates accurately reflect the economic use of the assets. Con-way’s periodic evaluation may result in changes in the estimated lives and/or salvage values used to depreciate its assets, which can affect the amount of periodic depreciation expense recognized and, ultimately, the gain or loss on the disposal of the asset. In Con-way’s recent evaluation, the estimated salvage values for revenue equipment at Con-way Truckload were increased, reflecting conditions in the used-tractor market. As a result of this change at Con-way Truckload, depreciation expense is expected to decrease $6.7 million in 2012.

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

Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of those terms or other variations of those terms or comparable terminology or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data and methods that may be incorrect or imprecise and there can be no assurance that they will be realized. In that regard, certain important factors, among others and in addition to the matters discussed elsewhere in this document and other reports and documents filed by Con-way with the Securities and Exchange Commission, could cause actual results and other matters to differ materially from those discussed in such forward-looking statements. A detailed description of certain of these risk factors is included in Item 1A, “Risk Factors.” Any forward-looking statements speak only as of the date the statement is made, and Con-way does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Con-way is exposed to a variety of market risks, including the effects of interest rates, fuel prices and foreign currency exchange rates.

Con-way enters into derivative financial instruments only in circumstances that warrant the hedge of an underlying asset, liability or future cash flow against exposure to some form of interest rate, commodity or currency-related risk. Additionally, the designated hedges should have high correlation to the underlying exposure such that fluctuations in the value of the derivatives offset reciprocal changes in the underlying exposure. For the periods presented, Con-way held no material derivative financial instruments.

Interest Rates

Con-way invests in cash-equivalent investments and marketable securities that earn investment income. Con-way’s investment income was $0.9 million in 2011, $1.3 million in 2010 and $2.4 million in 2009. The potential change in annual investment income resulting from a hypothetical 10% change to variable interest rates would not have been significant for any of the periods presented.

Based on the fixed interest rates and maturities of its long-term debt, fluctuations in market interest rates would not significantly affect Con-way’s operating results or cash flows.

As discussed more fully above in “Critical Accounting Policies and Estimates,” the amounts recognized as pension expense and the accrued pension liability for Con-way’s defined benefit pension plans depend upon a number of assumptions and factors, including the discount rate used to measure the present value of the pension obligations.

Fuel

Con-way is exposed to the effects of changes in the price and availability of diesel fuel, as more fully discussed in Item 1A, “Risk Factors.” For the periods presented, Con-way used no material derivative financial instruments to manage the risk associated with changes in the price of diesel fuel.

Foreign Currency

The assets and liabilities of Con-way’s foreign subsidiaries are denominated in foreign currencies, which create exposure to changes in foreign currency exchange rates. However, the market risk related to foreign currency exchange rates is not material to Con-way’s financial condition, results of operations or cash flows. For the periods presented, Con-way used no material derivative financial instruments to manage foreign currency risk.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Con-way Inc.:

We have audited the accompanying consolidated balance sheets of Con-way Inc. (the Company) and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Con-way Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Portland, Oregon

February 28, 2012

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Con-way Inc.

Consolidated Balance Sheets

(Dollars in thousands)	December 31,
	2011	2010
Assets
Current Assets
Cash and cash equivalents	$438,010	$421,420
Marketable securities	13,255	—
Trade accounts receivable, net	577,522	539,849
Other accounts receivable	43,849	79,065
Operating supplies, at lower of average cost or market	22,822	23,868
Prepaid expenses	48,369	47,345
Deferred income taxes	46,563	8,530

Total Current Assets	1,190,390	1,120,077

Property, Plant and Equipment
Land	194,078	194,818
Buildings and leasehold improvements	827,910	817,599
Revenue equipment	1,613,806	1,480,561
Other equipment	318,313	306,215

	2,954,107	2,799,193
Accumulated depreciation	(1,458,074)	(1,394,608)

Net Property, Plant and Equipment	1,496,033	1,404,585

Other Assets
Deferred charges and other assets	36,743	39,107
Capitalized software, net	19,829	19,083
Marketable securities	5,354	6,039
Intangible assets, net	13,951	17,191
Goodwill	337,716	337,650

	413,593	419,070

Total Assets	$3,100,016	$2,943,732

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.

Consolidated Balance Sheets

(Dollars in thousands except per share data)	December 31,
	2011	2010
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$345,489	$304,176
Accrued liabilities	235,146	203,231
Self-insurance accruals	104,328	105,857
Short-term borrowings	14,481	18,552
Current maturities of long-term debt and capital leases	24,026	20,074

Total Current Liabilities	723,470	651,890
Long-Term Liabilities
Long-term debt	718,336	718,215
Long-term obligations under capital leases	51,902	75,735
Self-insurance accruals	158,889	169,311
Employee benefits	610,850	418,731
Other liabilities and deferred credits	39,120	41,789
Deferred income taxes	38,195	48,529

Total Liabilities	2,340,762	2,124,200

Commitments and Contingencies (Notes 6, 7, 8 and 12)

Shareholders’ Equity
Common stock, $.625 par value; authorized 100,000,000 shares; issued 63,065,931 and 62,750,994 shares, respectively	39,394	39,143
Additional paid-in capital, common stock	595,992	580,008
Retained earnings	884,758	821,187
Cost of repurchased common stock (7,468,869 and 7,884,597 shares, respectively)	(322,454)	(340,912)
Accumulated Other Comprehensive Loss	(438,436)	(279,894)

Total Shareholders’ Equity	759,254	819,532

Total Liabilities and Shareholders’ Equity	$3,100,016	$2,943,732

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.

Statements of Consolidated Operations

(Dollars in thousands except per share data)	Years ended December 31,
	2011	2010	2009
Revenues	$5,289,953	$4,952,000	$4,269,239

Costs and Expenses
Salaries, wages and employee benefits	2,026,739	2,024,606	1,853,585
Purchased transportation	1,381,267	1,265,848	983,432
Fuel and fuel-related taxes	566,026	464,997	359,037
Other operating expenses	552,842	547,095	495,196
Depreciation and amortization	202,647	192,502	192,411
Maintenance	130,179	123,864	106,776
Rents and leases	116,415	117,312	99,244
Purchased labor	113,929	113,435	67,820
Loss (Gain) from asset impairments and purchase-price adjustment	(10,000)	19,181	134,813
Restructuring charges	1,981	4,990	2,853

	5,082,025	4,873,830	4,295,167

Operating Income (Loss)	207,928	78,170	(25,928)

Other Income (Expense)
Investment income	920	1,327	2,358
Interest expense	(55,589)	(59,015)	(64,440)
Miscellaneous, net	(5,187)	(3,925)	(2,259)

	(59,856)	(61,613)	(64,341)

Income (Loss) Before Income Tax Provision	148,072	16,557	(90,269)
Income Tax Provision	59,629	12,572	17,478

Net Income (Loss)	88,443	3,985	(107,747)
Preferred Stock Dividends	—	—	3,189

Net Income (Loss) Applicable to Common Shareholders	$88,443	$3,985	$(110,936)

Weighted-Average Common Shares Outstanding
Basic	55,388,297	52,507,320	47,525,862
Diluted	56,101,903	53,169,299	47,525,862
Earnings (Loss) Per Common Share
Basic
Net Income (Loss) Applicable to Common Shareholders	$1.60	$0.08	$(2.33)

Diluted
Net Income (Loss) Applicable to Common Shareholders	$1.58	$0.07	$(2.33)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.

Statements of Consolidated Cash Flows

(Dollars in thousands)	Years ended December 31,
	2011	2010	2009
Cash and Cash Equivalents, Beginning of Year	$421,420	$476,575	$278,253

Operating Activities
Net income (loss)	88,443	3,985	(107,747)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net of accretion	201,638	189,517	185,428
Non-cash compensation and employee benefits	22,050	20,256	34,821
Increase in deferred income taxes	52,160	68,343	7,987
Provision for uncollectible accounts	6,761	7,319	8,007
Loss (Gain) from asset impairments and purchase-price adjustment	(10,000)	19,181	134,813
Loss from restructuring activities	—	4,990	3,360
Loss (Gain) from sales of property and equipment, net	(7,120)	1,243	7,922
Changes in assets and liabilities:
Receivables	(42,315)	(61,264)	9,154
Prepaid expenses	(1,024)	(4,542)	(808)
Accounts payable	41,313	31,891	2,008
Accrued variable compensation	22,439	8,268	4,576
Accrued liabilities, excluding accrued variable compensation and employee benefits	3,808	(20,492)	(41,810)
Self-insurance accruals	(11,951)	30,487	(2,417)
Accrued income taxes	34,362	(39,583)	21,163
Employee benefits	(52,713)	(67,629)	327
Deferred charges and credits	(952)	(3,572)	4,418
Other	(2,189)	(3,526)	5,450

Net Cash Provided by Operating Activities	344,710	184,872	276,652

Investing Activities
Capital expenditures	(288,994)	(186,496)	(68,207)
Software expenditures	(8,667)	(8,101)	(5,593)
Proceeds from sales of property and equipment	13,213	12,403	15,398
Proceeds from sale-leaseback transactions	—	20,430	17,310
Proceeds from purchase-price adjustment	10,000	—	—
Purchases of marketable securities	(13,480)	(59,260)	(164,077)
Proceeds from sales of marketable securities	900	59,960	164,491

Net Cash Used in Investing Activities	(287,028)	(161,064)	(40,678)

Financing Activities
Repayment of long-term debt, guarantees and capital leases	(19,811)	(211,124)	(22,400)
Net proceeds from (repayments of) short-term borrowings	(4,691)	7,912	2,832
Payment of debt issuance costs	(661)	(2,123)	—
Net proceeds from issuance of common stock	—	143,325	—
Proceeds from exercise of stock options	5,532	3,459	4,171
Excess tax benefit from share-based compensation	716	433	165
Payments of common dividends	(22,177)	(20,845)	(19,079)
Payments of preferred dividends	—	—	(3,507)

Net Cash Used in Financing Activities	(41,092)	(78,963)	(37,818)

Net Cash Provided by (Used in) Continuing Operations	16,590	(55,155)	198,156

Discontinued Operations
Net Cash Provided by Operating Activities	—	—	166

Increase (Decrease) in Cash and Cash Equivalents	16,590	(55,155)	198,322

Cash and Cash Equivalents, End of Year	$438,010	$421,420	$476,575

Supplemental Disclosure
Cash paid (refunded) for income taxes, net	$(28,740)	$(10,354)	$(10,164)

Cash paid for interest, net of amounts capitalized	$54,676	$62,869	$69,313

Non-cash Investing and Financing Activities
Capital lease incurred to acquire revenue equipment	$—	$55,534	$49,999

Revenue equipment acquired through partial non-monetary exchanges	$33,463	$—	$—

Repurchased common stock issued under defined contribution plan	$17,307	$36,763	$23,316

Repurchased common stock issued for payment of preferred dividends	$—	$—	$3,189

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.

Statements of Consolidated Shareholders' Equity and Comprehensive Income (Loss)

(Dollars in thousands except per share data)

	Preferred Stock Series B		Common Stock		Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Repurchased Common Stock	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	Amount
Balance, December 31, 2008	523,911	$5	62,379,868	$38,851	$663,910	$(10,435)	$1,020,930	$(713,095)	$(374,574)
Net loss	—	—	—	—	—	—	(107,747)	—	—	$(107,747)
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	2,184	2,184
Employee benefit plans
Actuarial gain, net of deferred tax of $87,813	—	—	—	—	—	—	—	—	137,381	137,381
Prior-service credit, net of deferred tax of $477	—	—	—	—	—	—	—	—	(745)	(745)
Unrealized gain on available-for-sale security, net of deferred tax of $147	—	—	—	—	—	—	—	—	232	232

Comprehensive income										$31,305

Exercise of stock options, including tax benefits of $447	—	—	137,257	86	4,532	—	—	—	—
Share-based compensation, net of tax of $421	—	—	(4,669)	34	10,618	—	—	(110)	—
Primary DC Plan deferred compensation	—	—	—	—	—	10,435	—	—	—
Repurchased common stock issued for conversion of preferred stock	(30,691)	—	—	—	(8,913)	—	—	8,913	—
Repurchased common stock issued for redemption of preferred stock	(493,220)	(5)	—	—	(93,840)	—	—	93,845	—
Repurchased common stock issued for payment of preferred stock dividend	—	—	—	—	(800)	—	—	3,989	—
Repurchased common stock issued for 401k match	—	—	—	—	(7,923)	—	—	31,239	—
Common dividends declared ($.40 per share)	—	—	—	—	—	—	(19,079)	—	—
Series B, Preferred dividends ($12.93 per share), net of tax benefits of zero	—	—	—	—	—	—	(3,189)	—	—

Balance, December 31, 2009	—	$—	62,512,456	$38,971	$567,584	$—	$890,915	$(575,219)	$(235,522)
Net income	—	—	—	—	—	—	3,985	—	—	$3,985
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(913)	(913)
Employee benefit plans
Actuarial loss, net of deferred tax of $31,178	—	—	—	—	—	—	—	—	(42,885)	(42,885)
Prior-service credit, net of deferred tax of $386	—	—	—	—	—	—	—	—	(603)	(603)
Unrealized gain on available-for-sale security, net of deferred tax of $19	—	—	—	—	—	—	—	—	29	29

Comprehensive loss										$(40,387)

Exercise of stock options, net of tax of $397	—	—	165,480	104	2,958	—	—	—	—
Share-based compensation, net of tax of $269	—	—	73,058	68	11,594	—	(64)	(713)	—
Repurchased common stock issued for 401k match	—	—	—	—	(2,128)	—	(10,025)	48,916	—
Common stock offering	—	—	—	—	—	—	(42,779)	186,104	—
Common dividends declared ($.40 per share)	—	—	—	—	—	—	(20,845)	—	—

Balance, December 31, 2010	—	$—	62,750,994	$39,143	$580,008	$—	$821,187	$(340,912)	$(279,894)
Net income	—	—	—	—	—	—	88,443	—	—	$88,443
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(1,331)	(1,331)
Employee benefit plans
Actuarial loss, net of deferred tax of $100,053	—	—	—	—	—	—	—	—	(156,475)	(156,475)
Prior-service credit, net of deferred tax of $467	—	—	—	—	—	—	—	—	(730)	(730)
Unrealized loss on available-for-sale security, net of deferred tax of $4	—	—	—	—	—	—	—	—	(6)	(6)

Comprehensive loss										$(70,099)

Exercise of stock options, net of tax of $629	—	—	244,944	153	6,008	—	—	—	—
Share-based compensation, net of tax of $1,966	—	—	69,993	98	9,976	—	(73)	(1,471)	—
Repurchased common stock issued for 401k match	—	—	—	—	—	—	(2,622)	19,929	—
Common dividends declared ($.40 per share)	—	—	—	—	—	—	(22,177)	—	—

Balance, December 31, 2011	—	$—	63,065,931	$39,394	$595,992	$—	$884,758	$(322,454)	$(438,436)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.

Notes to Consolidated Financial Statements

1. Principal Accounting Policies

Organization

Con-way Inc. and its consolidated subsidiaries (“Con-way” or the “Company”) provide transportation and logistics services for a wide range of manufacturing, industrial and retail customers. As more fully discussed in Note 13, “Segment Reporting,” for financial reporting purposes, Con-way is divided into four reporting segments: Freight, Logistics, Truckload and Other.

Principles of Consolidation

The consolidated financial statements include the accounts of Con-way Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Estimates

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

Recognition of Revenues

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

Under certain Menlo Worldwide Logistics contracts, billings in excess of revenues recognized are recorded as unearned revenue. Unearned revenue is recognized over the contract period as services are provided. At December 31, 2011 and 2010, unearned revenue of $16.6 million and $13.6 million was reported in Con-way’s consolidated balance sheets as accrued liabilities. In addition, Menlo Worldwide Logistics has deferred certain direct and incremental costs related to the setup of logistics operations under long-term contracts. These deferred setup costs are recognized as expense over the contract term. At December 31, 2011 and 2010, these deferred setup costs of $15.7 million and $13.4 million were reported in the consolidated balance sheets as deferred charges and other assets.

Cash Equivalents and Marketable Securities

Cash equivalents consist of short-term interest-bearing instruments with maturities of three months or less at the date of purchase. At December 31, 2011 and 2010, cash-equivalent investments of $398.5 million and $388.1 million, respectively, consisted primarily of commercial paper, certificates of deposit, and money-market funds.

Con-way classifies its marketable debt securities as available-for-sale and reports them at fair value. Changes in the fair value of available-for-sale securities are recognized in accumulated other comprehensive income or loss in shareholders’ equity, unless an unrealized loss is an other-than-temporary loss. If any portion of the unrealized loss is determined to be other than temporary, that portion of the loss is recognized in earnings. At December 31, 2011, Con-way held $13.3 million of variable-rate demand notes. The variable-rate demand notes have contractual maturities of greater than three months at the date of purchase; however, the securities have interest rates that reset every 5 to 7 days and can generally be liquidated quickly. Additionally, at December 31, 2011 and December 31, 2010, Con-way held $5.4 million and $6.0 million, respectively, of long-term marketable securities, which consisted of one auction-rate security, as more fully discussed in Note 4, “Fair-Value Measurements.”

Trade Accounts Receivable, Net

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

(Dollars in thousands)		Additions
	Balance at beginning of period	Charged to expense	Charged to other accounts	Write-offs net of recoveries	Balance at end of period
2011	$6,209	$6,761	$—	$(6,019)	$6,951
2010	$3,456	$7,319	$—	$(4,566)	$6,209
2009	$5,248	$8,007	$—	$(9,799)	$3,456

Estimates for billing adjustments, including those related to weight and freight-classification verifications and pricing discounts, are also reported as a reduction to accounts receivable. Activity in the allowance for revenue adjustments is presented in the following table:

(Dollars in thousands)		Additions
	Balance at beginning of period	Charged to expense	Charged to other accounts - Revenue	Write-offs	Balance at end of period
2011	$14,291	$—	$86,853	$(84,224)	$16,920
2010	$14,454	$—	$85,272	$(85,435)	$14,291
2009	$13,758	$—	$83,122	$(82,426)	$14,454

Property, Plant and Equipment

Property, plant and equipment are reported at historical cost and are depreciated primarily on a straight-line basis over their estimated useful lives, generally 25 years for buildings, 4 to 14 years for revenue equipment, and 3 to

10 years for most other equipment. Leasehold improvements and assets acquired under capital leases are amortized over the shorter of the terms of the respective leases or the useful lives of the assets, with the resulting expense reported as depreciation. Depreciation expense was $191.4 million in 2011, $178.9 million in 2010, and $175.1 million in 2009.

Expenditures for equipment maintenance and repairs are charged to operating expenses as incurred; betterments are capitalized. Gains or losses on sales of equipment and property are recorded in other operating expenses.

Tires

The cost of replacement tires are expensed at the time those tires are placed into service, as is the case with other repairs and maintenance costs. The cost of tires on new revenue equipment is capitalized and depreciated over the estimated useful life of the related equipment.

Capitalized Software, Net

Capitalized software consists of certain direct internal and external costs associated with internal-use software, net of accumulated amortization. Amortization of capitalized software is computed on an item-by-item basis depending on the estimated useful life of the software, currently between 3 and 7 years. Amortization expense related to capitalized software was $7.9 million in 2011, $10.3 million in 2010, and $12.9 million in 2009. Accumulated amortization at December 31, 2011 and 2010 was $148.4 million and $140.7 million, respectively.

Long-Lived Assets

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

Book Overdrafts

Book overdrafts represent outstanding drafts not yet presented to the bank that are in excess of recorded cash. These amounts do not represent bank overdrafts, which occur when drafts presented to the bank are in excess of cash in Con-way’s bank account, and would effectively be a loan to Con-way. At December 31, 2011 and 2010, book overdrafts of $38.5 million and $24.2 million, respectively, were included in accounts payable.

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

Con-way participates in a reinsurance pool to reinsure a portion of its workers’ compensation claims. Each participant in the pool cedes claims to the pool and assumes an equivalent amount of claims. Reinsurance does not relieve Con-way of its liabilities under the original policy. However, in the opinion of management, potential exposure to Con-way for non-payment is minimal. At December 31, 2011 and 2010, Con-way had recorded a liability related to assumed claims of $57.7 million and $49.8 million, respectively, and had recorded a receivable from the reinsurance pool of $44.0 million and $44.7 million, respectively. Revenues related to these reinsurance activities are reported net of the associated expenses and are classified as other operating expenses. In connection with its participation in the reinsurance pool, Con-way recognized an operating loss of $4.4 million in 2011, and operating income of $4.1 million in 2010 and $4.0 million in 2009.

Foreign Currency Translation

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

Marketing Expenses

Marketing costs, including sales promotions, printed sales materials and advertising, are expensed as incurred and are classified as other operating expenses. Marketing expenses were $4.2 million in 2011, $9.6 million in 2010, and $9.7 million in 2009.

Earnings (Loss) Per Share (EPS)

Basic EPS is computed by dividing reported net income or loss (after preferred stock dividends) by the weighted-average common shares outstanding. Diluted EPS is calculated as follows:

(Dollars in thousands except per share data)	Years ended December 31,
	2011	2010	2009
Numerator:
Net income (loss) applicable to common shareholders, as reported	$88,443	$3,985	$(110,936)

Denominator:
Weighted-average common shares outstanding	55,388,297	52,507,320	47,525,862
Stock options and nonvested stock	713,606	661,979	—

	56,101,903	53,169,299	47,525,862

Diluted Earnings (Loss) per Share:	$1.58	$0.07	$(2.33)

Antidilutive securities excluded from the computation of diluted EPS	1,878,191	1,582,355	5,025,354

In the computation of diluted EPS, only potential common shares that are dilutive are included. Potential common shares are dilutive if they reduce earnings per share or increase loss per share. Stock options, nonvested stock and convertible preferred stock are not included in the computation if the result is antidilutive, such as when a loss applicable to common shareholders is reported.

New Accounting Standards

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income.” This ASU, codified in the “Comprehensive Income” topic of the FASB Accounting Standards Codification, eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, entities are required to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive statements. In addition, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. The accounting guidance in ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and requires full retrospective application. Con-way currently reports other comprehensive income in the statement of shareholders’ equity. Upon adoption, Con-way will be required to present net income, other comprehensive income and comprehensive income in accordance with the amended standards.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” This ASU, codified in the “Intangibles, Goodwill and Other” topic of the FASB Accounting Standards Codification, allows an entity to first perform a qualitative assessment to determine whether it is necessary to perform the two-step goodwill impairment test required by the previous standard. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are to be applied prospectively and will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption for fiscal year 2011 annual tests is permitted. Con-way does not believe that the standard will have a material effect on its financial statements.

Reclassifications

Certain amounts in the prior-period financial statements have been reclassified to conform to the current-period presentation.

2. Goodwill and Intangible Assets

Goodwill

The following table shows the changes in the gross carrying amounts of goodwill attributable to each applicable segment:

(Dollars in thousands)	Logistics	Truckload	Other	Total
Balance at December 31, 2009
Goodwill	$54,968	$464,598	$727	$520,293
Accumulated impairment losses	(31,822)	(134,813)	—	(166,635)

	23,146	329,785	727	353,658

Impairment charge	(16,414)	—	—	(16,414)
Change in foreign currency exchange rates	406	—	—	406

Balances at December 31, 2010
Goodwill	55,374	464,598	727	520,699
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)

	7,138	329,785	727	337,650

Change in foreign currency exchange rates	66	—	—	66

Balances at December 31, 2011
Goodwill	55,440	464,598	727	520,765
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)

	$7,204	$329,785	$727	$337,716

Con-way assesses goodwill for impairment on an annual basis in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

In the first quarter of 2009, Con-way evaluated its goodwill for impairment prior to its annual measurement date primarily due to deteriorating truckload market conditions, lower profit projections for Con-way Truckload and a decline in Con-way’s market capitalization. In the first quarter of 2009, Con-way determined that the goodwill associated with Con-way Truckload was impaired and, as a result, Con-way Truckload recognized a $134.8 million impairment charge to reduce the carrying amount of the goodwill to its implied fair value. The impairment charge was primarily due to lower projected revenues and operating income in future years and a discount rate that reflected the adverse economic and market conditions at the measurement date.

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

In the third quarter of 2010, Con-way evaluated the goodwill associated with Chic Logistics primarily due to continued operating losses and lower-than-forecasted operating results at the Chic Logistics reporting unit. Con-way determined that the goodwill related to Chic Logistics was impaired and, as a result, Menlo Worldwide Logistics recognized a $16.4 million impairment charge to reduce the carrying amount of the goodwill to zero. The impairment was primarily due to a decrease in projected operating income in future years. For the valuation of Chic Logistics, Con-way utilized a discounted cash flow model.

In connection with the annual impairment test in the fourth quarter of 2011, Con-way concluded that the goodwill of its reporting units was not impaired at December 31, 2011.

Intangible Assets

The fair value of intangible assets is amortized on a straight-line basis over the estimated useful life. Amortization expense related to intangible assets was $3.3 million in 2011, $3.3 million in 2010, and $4.4 million in 2009. Intangible assets consisted of the following:

	December 31, 2011		December 31, 2010
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$27,570	$13,619	$27,530	$10,339

In the first quarter of 2010, Con-way evaluated the fair value of Chic Logistics’ customer-relationship intangible asset due to lower projected revenues from customers comprising the customer-relationship intangible asset. As a result, Menlo Worldwide Logistics recognized a $2.8 million impairment loss and reduced the carrying amount of the intangible asset to zero.

Con-way’s remaining customer-relationship intangible asset relates to the Con-way Truckload business unit. Estimated amortization expense for the next five years is presented in the following table:

(Dollars in thousands)
Year ending December 31:
2012	$2,500
2013	2,356
2014	2,356
2015	2,356
2016	2,356

Purchase-Price Dispute

Menlo Worldwide, LLC (“MW”) had asserted claims against the sellers of Chic Logistics, which MW acquired in 2007, alleging inaccurate books and records, misstatement of revenue, and other similar matters related to the pre-sale financial performance of Chic Logistics. On October 17, 2011, MW and the sellers entered into an agreement in which the sellers agreed to pay MW $10.0 million as an adjustment of the original purchase price to settle this dispute. In the fourth quarter of 2011, MW received the full settlement amount and recognized a corresponding gain of $10.0 million. As more fully discussed above, the entire amount of goodwill associated with Chic Logistics had previously been written off.

3. Restructuring Activities

During the periods presented, Con-way incurred expenses in connection with a number of restructuring activities. These expenses are reported as restructuring charges in the statements of consolidated operations. As detailed below, Con-way recognized restructuring charges of $2.0 million in 2011, $5.0 million in 2010, and $2.9 million in 2009, and does not expect to incur additional expense in 2012 in connection with these activities.

Con-way Other

Outsourcing Initiative

In 2009, as part of an ongoing effort to reduce costs and improve efficiencies, Con-way initiated a project to outsource a significant portion of its information-technology infrastructure function and a small portion of its administrative and accounting functions. Con-way completed the initiative in 2010. In connection with the outsourcing initiative, Con-way recognized expense of $2.5 million in 2010 and $3.4 million in 2009.

Consolidation of Executive Offices

In 2010, in an effort to more closely align corporate functions and better support the business, Con-way initiated a project to consolidate its executive offices located in San Mateo, California and Ann Arbor, Michigan. The consolidation was substantially completed in the second quarter of 2011 when the executive office in San Mateo closed. Con-way does not expect to incur additional restructuring charges for the consolidation of the executive offices.

The following table summarizes the effect of the initiative for year ended December 31, 2011:

(Dollars in thousands)	Employee- Separation Costs	Relocation and Other Costs	Total
2010 charges	$2,496	$—	$2,496

Balance at December 31, 2010	2,496	—	2,496
2011 charges	1,122	859	1,981
Cash payments	(3,493)	(859)	(4,352)

Balance at December 31, 2011	$125	$—	$125

Total expense recognized to date	$3,618	$859	$4,477

Con-way Freight

Network Re-Engineering

In November 2008, Con-way Freight completed a major network re-engineering to reduce service exceptions, improve on-time delivery and bring faster transit times while deploying a lower-cost, more efficient service center network better aligned to customer needs and business volumes. The re-engineering did not change Con-way Freight’s service coverage, but did involve the closure of 40 service centers, with shipment volumes from closing locations redistributed and balanced among more than 100 nearby service centers. For the periods presented, Con-way recognized $1.6 million of net adjustments that reduced expense in 2009.

Economic Workforce Reduction

In December 2008, Con-way Freight reduced its workforce by 1,450 positions. The workforce reduction was in response to a decline in year-over-year business volumes that accelerated during the fourth quarter of 2008. In addition to reducing the workforce at operating locations, the reduction also eliminated positions at Con-way Freight’s general office and administrative center, and included a realignment of its area and regional division structure to streamline management. For the periods presented, Con-way recognized expense of $1.1 million in 2009.

4. Fair-Value Measurements

Assets and liabilities reported at fair value are classified in one of the following three levels within the fair-value hierarchy:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

Financial Assets Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of financial instruments within the fair-value hierarchy:

	December 31, 2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents	$398,450	$84,872	$313,578	$—
Current marketable securities	13,255	—	13,255	—
Other marketable securities	5,354	—	—	5,354

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Cash equivalents	$388,053	$118,763	$269,290	$—
Other marketable securities	6,039	—	—	6,039

Cash equivalents consist of short-term interest-bearing instruments (primarily commercial paper, certificates of deposit and money-market funds) with maturities of three months or less at the date of purchase. Current marketable securities consist of variable-rate demand notes.

Money-market funds reflect their published net asset value and are classified as Level 1 instruments. Commercial paper, certificates of deposit and variable-rate demand notes are generally valued using published interest rates for instruments with similar terms and maturities, and accordingly, are classified as Level 2 instruments. At December 31, 2011, the weighted-average remaining maturity of the cash equivalents was less than one month. Based on their short maturities, the carrying amount of the cash equivalents approximates their fair value.

Con-way holds one auction-rate security, which is valued with an income approach that utilizes a discounted cash flow model. The following table summarizes the change in fair values of Con-way’s auction-rate security, which was valued using Level 3 inputs:

(Dollars in thousands)	Auction-rate security
Balance at December 31, 2008	$6,712
Unrealized gain	379
Partial redemption	(400)

Balance at December 31, 2009	$6,691
Unrealized gain	48
Partial redemption	(700)

Balance at December 31, 2010	$6,039
Unrealized loss	(10)
Partial redemption	(675)

Balance at December 31, 2011	$5,354

For the periods presented, the fair value of Con-way’s auction-rate security varied primarily due to changes in interest-rate benchmarks. Con-way has recorded a cumulative $0.4 million decline in the carrying value of the auction-rate security with an equal and offsetting unrealized loss in accumulated other comprehensive loss in shareholders’ equity. Con-way has evaluated the unrealized loss and concluded that the decline in fair value is not other-than-temporary.

Non-financial Assets Measured at Fair Value on a Nonrecurring Basis

In 2009 and 2010, Con-way measured the implied fair value of its reporting-unit goodwill as part of goodwill impairment tests. The inputs used to measure the fair value of the reporting units were within Level 3 of the fair-value hierarchy. The fair-value methods applied by Con-way are more fully discussed in Note 2, “Goodwill and Intangible Assets.”

5. Accrued Liabilities

Accrued liabilities consisted of the following:

(Dollars in thousands)	December 31,
	2011	2010
Variable compensation	$49,512	$27,073
Employee benefits	40,281	34,683
Compensated absences	38,108	32,547
Wages and salaries	36,027	34,732
Taxes other than income taxes	19,988	20,517
Interest	17,695	17,750
Other	33,535	35,929

Total accrued liabilities	$235,146	$203,231

6. Debt and Other Financing Arrangements

Long-term debt consisted of the following:

(Dollars in thousands)	December 31,
	2011	2010
Promissory note, 1.75% and 2.61%, respectively, due 2012 (interest paid quarterly)	$550	$1,400

7.25% Senior Notes due 2018 (interest payable semi-annually)	425,000	425,000

6.70% Senior Debentures due 2034 (interest payable semi-annually)	300,000	300,000
Discount	(6,664)	(6,785)

	293,336	293,215

	718,886	719,615
Less current maturities	(550)	(1,400)

Long-term debt	$718,336	$718,215

Revolving Credit Facility

In August 2011, Con-way amended its $325 million revolving credit facility to extend the maturity date from November 4, 2014 to August 2, 2016. At December 31, 2011, no cash borrowings were outstanding under the credit facility; however, $174.1 million of letters of credit were outstanding, leaving $150.9 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions to borrowing. The letters of credit outstanding at December 31, 2011 provided collateral for Con-way’s self-insurance programs.

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

Other Credit Facilities and Short-term Borrowings

At December 31, 2011, Con-way had $29.9 million of bank guarantees, letters of credit and overdraft facilities outstanding under other credit facilities.

Con-way had short-term borrowings of $14.5 million and $18.6 million at December 31, 2011 and 2010, respectively. Excluding the non-interest bearing borrowings described below, the weighted-average interest rate on the short-term borrowings was 7.1% at December 31, 2011 and 4.9% at December 31, 2010.

Of the short-term borrowings outstanding at December 31, 2011 and 2010, non-interest bearing borrowings of $6.2 million and $4.9 million, respectively, related to a credit facility that Menlo Worldwide Logistics utilizes for one of its logistics contracts. Borrowings under the facility related to amounts the financial institution paid to vendors on behalf of Menlo Worldwide Logistics.

7.25% Senior Notes due 2018

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

Senior Debentures due 2034

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

Other

The aggregate annual maturities of long-term debt for 2012 are $0.6 million. Following 2012, Con-way does not have any principal payments due until 2018.

As of December 31, 2011 and 2010, the estimated fair value of long-term debt was $770 million and $790 million, respectively. For 2011, fair values were estimated using broker-provided pricing. In 2010, fair values were estimated based on current rates offered for debt with similar terms and maturities.

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

In connection with the capital leases, Con-way reported $105.3 million and $105.6 million of revenue equipment and $31.9 million and $13.8 million of accumulated depreciation in the consolidated balance sheets at December 31, 2011 and 2010, respectively.

Future minimum lease payments with initial or remaining non-cancelable lease terms in excess of one year, at December 31, 2011, were as follows:

(Dollars in thousands)
	Capital Leases	Operating Leases
Year ending December 31:
2012	$25,833	$75,746
2013	22,891	53,192
2014	19,883	33,963
2015	11,683	19,505
2016	—	14,983
Thereafter (through 2026)	—	29,302

Total minimum lease payments	80,290	$226,691

Amount representing interest	(4,912)

Present value of minimum lease payments	75,378
Current maturities of obligations under capital leases	(23,476)

Long-term obligations under capital leases	$51,902

Future minimum lease payments in the table above are net of $6.4 million of sublease income expected to be received under non-cancelable subleases.

The remaining unamortized gain resulting from past sale-leaseback transactions, $13.0 million at December 31, 2011, is reported in other liabilities and deferred credits in the consolidated balance sheets and will be amortized as a reduction to lease expense through 2018 when the corresponding lease terms expire.

Rental expense for operating leases comprised the following:

(Dollars in thousands)	Years ended December 31,
	2011	2010	2009
Minimum rentals	$118,810	$118,838	$103,925
Sublease rentals	(2,395)	(1,526)	(4,681)

	$116,415	$117,312	$99,244

8. Income Taxes

Income Tax Provision

The components of the provision for income taxes were as follows:

(Dollars in thousands)	Years ended December 31,
	2011	2010	2009
Current provision (benefit)
Federal	$3,804	$(52,792)	$7,849
State and local	4,156	179	624
Foreign	2,228	1,589	2,237

	10,188	(51,024)	10,710

Deferred provision (benefit)
Federal	85,106	63,509	5,541
Federal net operating loss	(40,057)	—	—
State and local	4,544	2,533	(262)
Foreign	(152)	(2,446)	1,489

	49,441	63,596	6,768

	$59,629	$12,572	$17,478

Income taxes have been provided for foreign operations based upon the various tax laws and rates of the countries in which operations are conducted. The components of income (loss) before income taxes were as follows:

(Dollars in thousands)	Years ended December 31,
	2011	2010	2009
U.S. sources	$139,978	$30,706	$(94,089)
Non-U.S. sources	8,094	(14,149)	3,820

	$148,072	$16,557	$(90,269)

Con-way’s income tax provision varied from the amounts calculated by applying the U.S. statutory income tax rate to the pretax income (loss) as shown in the following reconciliation:

(Dollars in thousands)	Years ended December 31,
	2011	2010	2009
Federal statutory tax rate of 35%	$51,825	$5,795	$(31,594)
State income tax, net of federal income tax benefit	7,458	2,607	(676)
Foreign taxes in excess of (less than) U.S. statutory rate	(757)	(1,606)	2,388
Non-deductible operating expenses and tax-exempt income	113	878	2,231
Creditable foreign tax, net of foreign tax credits	925	631	246
Non-deductible goodwill impairment, write-down of an acquisition-related receivable and purchase-price adjustment	(2,351)	5,745	47,185
Fuel tax credit	(3,632)	(4,054)	(3,123)
IRS audit settlement	5,888	—	—
Other, net	160	2,576	821

Income tax provision	$59,629	$12,572	$17,478

Current and Deferred Income Tax Balances

The components of deferred tax assets and liabilities related to the following:

(Dollars in thousands)	December 31,
	2011	2010
Deferred tax assets
Employee benefits	$248,481	$163,119
Self-insurance accruals	37,426	42,950
Capital-loss carryforwards	695	92
Operating-loss carryforwards	57,635	15,636
Tax-credit carryforwards	6,877	6,259
Share-based compensation	13,724	12,650
Other	14,350	14,161
Valuation allowance	(17,515)	(12,749)

	361,673	242,118

Deferred tax liabilities
Property, plant and equipment	313,041	245,083
Prepaid expenses	25,056	23,814
Revenue	6,939	7,562
Other	8,269	5,658

	353,305	282,117

Net deferred tax asset (liability)	$8,368	$(39,999)

Deferred tax assets and liabilities in the consolidated balance sheets are classified as current or non-current based on the related asset or liability creating the deferred tax. Deferred taxes not related to a specific asset or liability are classified based on the estimated period of reversal.

At December 31, 2011, Con-way had a federal tax loss carryforward of $114.4 million. This federal tax loss carryforward will expire in 20 years. In addition to the federal tax loss carryforward, other carryforwards, including state tax credits, foreign taxes creditable against federal tax, state and foreign tax losses, and capital losses, may create future benefits. The resulting benefit of the future use of all tax losses is $57.6 million while tax credit carryforwards provide a benefit of $6.9 million and capital losses provide $0.7 million. Because Con-way does not anticipate that future state and foreign taxable income will allow realization of the full benefits, management concluded that these assets fail to meet the more-likely-than-not threshold for realization. These combined future tax benefits of $65.2 million, therefore, have been offset by a valuation allowance of $17.5 million.

For all other deferred tax assets, management believes it is more likely than not that the results of future operations will generate taxable income of a sufficient amount and type to realize these deferred tax assets.

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was signed into law. This law allows for 100% bonus depreciation on certain capital expenditures made between September 9, 2010 and December 31, 2011. As a result, Con-way deducted a substantial portion of its 2011 capital expenditures in the 2011 tax year. The new law also allows for 50% bonus depreciation on certain capital expenditures made after December 31, 2011 and before January 1, 2013. As a result of this provision, Con-way may deduct a substantial portion of its 2012 capital expenditures in the 2012 tax year.

No deferred taxes have been provided for the cumulative undistributed earnings of Con-way’s foreign subsidiaries ($29.3 million at December 31, 2011), which if remitted, are subject to withholding and U.S. taxes. Such amounts have been indefinitely reinvested in the respective foreign subsidiaries’ operations until it becomes advantageous for tax or foreign exchange reasons to remit these earnings. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable.

Income tax receivables of $4.8 million and $41.2 million were included in other accounts receivable in Con-way’s consolidated balance sheets at December 31, 2011 and 2010, respectively.

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

During 2010, the estimate for uncertain tax positions decreased to $15.9 million (including $6.1 million of accrued interest and penalties), primarily due to settlements with state taxing authorities. During 2011, the estimate increased to $17.4 million (including $6.7 million of accrued interest and penalties), primarily due to current year uncertain tax positions and the Internal Revenue Service (“IRS”) audit settlement, more fully discussed below.

At December 31, 2011 and 2010, Con-way estimated that $8.7 million and $8.0 million, respectively, of the unrecognized tax benefits, if recognized, would change the effective tax rate. In 2011, $0.8 million of interest and penalties were included in income tax expense, and in 2010, $0.6 million of interest and penalties were included in income tax expense.

The following summarizes the changes in the unrecognized tax benefits during the year, excluding interest and penalties:

(Dollars in thousands)
Balance at December 31, 2009	$14,818
Gross increases — prior-period tax positions	140
Gross decreases — prior-period tax positions	(1,684)
Gross increases — current-period tax positions	358
Settlements	(2,234)
Lapse of statute of limitations	(1,595)

Balance at December 31, 2010	9,803
Gross increases — prior-period tax positions	2,770
Gross increases — current-period tax positions	1,014
Settlements	(1,758)
Lapse of statute of limitations	(1,152)

Balance at December 31, 2011	$10,677

In the normal course of business, Con-way is subject to examination by taxing authorities throughout the world. As a result of these examinations, Con-way maintains ongoing discussions and negotiations relating to tax matters with the taxing authorities in these various jurisdictions.

Con-way is subject to examination for federal income taxes for tax years 2008 forward. In 2011, the IRS began its audit of the 2008 through 2010 periods with the objective of bringing Con-way into its Compliance Assurance Program (“CAP”) by 2013. CAP is designed to make audits more effective, efficient and current such that when the federal tax return is filed it has been approved by the IRS.

In 2011, Con-way settled a disputed issue with the IRS that arose in the 2005 to 2007 audit cycle. This issue primarily related to the treatment and character of certain payments Con-way made to retirees and former employees of Menlo Worldwide Forwarding, Inc. and its subsidiaries (“MWF”) since the 2004 sale of MWF to United Parcel Service, Inc. Con-way and the IRS agreed in the settlement to re-characterize a portion of these payments as capital losses. The re-characterized portion may not be deducted, but may be used only to offset capital gains. As a result, Con-way paid taxes and interest of $1.8 million in 2011 for the additional 2005 to 2007 liability. Con-way recorded a remaining liability of $0.8 million for 2008 to 2010. Additionally, a valuation allowance of $3.3 million, representing the balance of the settlement, was recorded in 2011 against deferred tax assets.

As a separate but mitigating factor, Con-way realized capital gains on sales of property in 2011. These gains may be offset with capital loss carryovers, generating a $1.8 million tax refund.

Con-way is also subject to examination by state, local, and foreign jurisdictions for 2004 to 2010. Con-way is currently under audit in many state and foreign tax jurisdictions, and management expects that, in the next 12 months, it is reasonably possible that the total of unrecognized tax benefits will decrease in the range of $5.4 million to $7.4 million. This decrease is primarily due to settlement agreements Con-way expects to reach with various tax authorities and lapses of statutes of limitations.

9. Shareholders’ Equity

Accumulated Other Comprehensive Loss

All changes in equity, except those resulting from investments by owners and distributions to owners, are reported as comprehensive income (loss) in the statements of consolidated shareholders’ equity. The following is a summary of the components of accumulated other comprehensive loss:

(Dollars in thousands)	December 31,
	2011	2010
Accumulated foreign currency translation adjustments	$(1,776)	$(445)
Unrealized loss on available-for-sale security, net of tax	(226)	(220)
Employee benefit plans, net of tax	(436,434)	(279,229)

Accumulated other comprehensive loss	$(438,436)	$(279,894)

Common Stock Offering

In May 2010, Con-way sold 4,300,000 shares of repurchased common stock (also referred to as treasury stock) in an underwritten public offering at a price of $35.00 per share. The net proceeds from the offering were $143.3 million after deducting the underwriting discount and direct costs. The $42.8 million difference between the net proceeds and the $186.1 million historical cost of the treasury stock was recorded as a reduction to retained earnings in shareholders’ equity.

Series B Preferred Stock

Con-way’s Series B Cumulative Convertible Preferred Stock was held by the primary defined contribution retirement plan. The preferred stock earned an annual dividend of $12.93 per share that was used to pay debt service on the related retirement plan debt. Dividends on these preferred shares were deductible for income tax purposes and, accordingly, are reflected net of their tax benefits in the statements of consolidated operations.

In the second quarter of 2009, Con-way exercised its right to redeem all shares of its preferred stock that were outstanding on June 30, 2009. Each share of preferred stock was converted into common stock at a rate equal to the number of shares of common stock that could be purchased for $152.10. Accordingly, $93.8 million or 2,202,937 shares of treasury stock were issued to convert and redeem $75.0 million or 493,220 shares of outstanding preferred stock. The $18.8 million difference between the historical cost of the treasury stock and the converted preferred stock was recorded as a reduction to additional paid-in capital, common stock in shareholder’s equity. Also on the redemption date, $4.0 million or 93,636 shares of treasury stock were used to pay the common-stock equivalent of the then-accrued $3.2 million cash dividend on preferred stock, with the $0.8 million difference recorded as a reduction to additional paid-in capital, common stock in shareholders’ equity.

10. Employee Benefit Plans

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

Plan Assets

Investment Policies and Strategies

Assets of the Qualified Pension Plans are managed pursuant to a long-term allocation strategy that seeks to mitigate the Plans’ funded status volatility by increasing the Plans’ investment in fixed-income investments over time. This strategy was developed by analyzing a variety of diversified asset-class combinations in conjunction with the projected liabilities of the Qualified Pension Plans. In 2011, the Plans lowered their percentage of investments in equity securities and increased their percentage of investments in fixed-income securities.

The Plans’ current investment strategy is to achieve a mix of approximately 55% of investments in equity securities, 42% in fixed-income securities and 3% in real estate. The target allocations for equity securities include 27% in U.S. large companies, 8% in U.S. small companies and 20% in international companies. Investments in equity securities are allocated between growth-and value-style investment strategies and are diversified across industries and investment managers. Investments in fixed-income securities consist primarily of high-quality U.S. corporate debt instruments in a variety of industries. The Plans’ investments in equity and fixed-income securities consist of individual securities held in managed separate accounts as well as commingled investment funds.

The Plans’ investment strategy does not include a meaningful long-term investment allocation to cash and cash equivalents; however, the Plan’s cash allocation may rise periodically in response to timing considerations regarding contributions, investments, and the payment of benefits and eligible plan expenses. Additionally, the level of cash and cash equivalents may reflect the un-invested balance of each manager’s allocated portfolio balance. This “un-invested cash” is typically held in a short-term fund that invests in money-market instruments, including commercial paper and other liquid short-term interest-bearing instruments.

The Plans’ investment policy does not allow investment managers to use market-timing strategies or financial derivative instruments for speculative purposes, but these investment managers can use financial derivative instruments to manage risk. Generally, the investment managers are prohibited from short selling, trading on margin, and trading commodities, warrants or other options, except when acquired as a result of the purchase of another security, or in the case of options, when sold as part of a covered position. Con-way’s investment policies also restrict the investment managers from accumulating concentrations by issuer, country or industry segment.

The assumption of 7.65% for the overall expected long-term rate of return in 2012 was developed using asset allocation, return, risk (defined as standard deviation), and correlation expectations. The return expectations are created using long-term historical returns and current market expectations for inflation, interest rates and economic growth.

Categories and Fair-Value Measurements of Plan Assets

The following table summarizes the fair value of Con-way’s pension plan assets within the fair-value hierarchy:

	December 31, 2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Cash and cash equivalents
Short-term investment fund [a]	$52,076	$—	$52,076	$—
Equity
U.S. large companies
S&P 500 index fund [a]	116,391	—	116,391	—
Growth [b]	133,556	133,556	—	—
Value [b]	138,241	138,241	—	—
U.S. small companies
Growth [b]	36,483	36,483	—	—
Value [b]	64,764	64,764	—	—
International
Growth [b]	69,982	69,982	—	—
Value fund [a]	79,855	—	79,855	—
Fixed-income securities
U.S. long-term debt instruments [c]	287,828	42,663	245,165	—
Low-duration fund [d]	72,066	72,066	—	—
Real estate
Private fund [e]	34,520	—	—	34,520
Real estate investment trust index fund [a]	19,608	—	19,608	—

Total	$1,105,370	$557,755	$513,095	$34,520

	December 31, 2010
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Cash and cash equivalents
Short-term investment fund [a]	$17,356	$—	$17,356	$—
Equity
U.S. large companies
S&P 500 index fund [a]	113,869	—	113,869	—
Growth [b]	123,153	123,153	—	—
Value [b]	145,553	145,553	—	—
U.S. small companies
Growth [b]	43,793	43,793	—	—
Value [b]	68,986	68,986	—	—
International
Growth [b]	84,069	84,069	—	—
Value fund [a]	95,240	—	95,240	—
Fixed-income securities
U.S. long-term debt instruments [c]	247,968	25,859	222,109	—
Low-duration fund [d]	85,659	85,659	—	—
Real estate
Private fund [e]	29,553	—	—	29,553
Real estate investment trust index fund [a]	18,014	—	18,014	—

Total	$1,073,213	$577,072	$466,588	$29,553

[a]	These funds are not publicly traded and do not have readily determinable fair values. Accordingly, they are valued at their net asset value per share. The underlying investments in the funds consist primarily of publicly traded securities with quoted market prices.
[b]	Publicly traded equity securities are valued at their closing market prices.
[c]	U.S. government securities are valued at their quoted market price, while corporate-debt instruments are generally valued using observable bid-ask spreads or broker-provided pricing.
[d]	The low-duration fund is valued at its published net asset value per share.
[e]	The fair value of the private real estate fund is based on the fair values of the underlying assets, which consist of commercial and residential properties valued using periodic appraisals.

The following table summarizes the change in fair value for pension assets valued using Level 3 inputs:

(Dollars in thousands)	Private real estate fund
Balance at December 31, 2009	$27,323
Actual return on plan assets:
Relating to assets still held at the reporting date	2,230

Balance at December 31, 2010	$29,553
Actual return on plan assets:
Relating to assets still held at the reporting date	4,967

Balance at December 31, 2011	$34,520

Funding

Con-way’s funding practice is to evaluate its tax and cash position, as well as the Qualified Pension Plans’ funded status, in determining its planned contributions. Con-way estimates that it will contribute $51 million to its Qualified Pension Plans in 2012; however, this could change based on variations in interest rates, asset returns, Pension Protection Act requirements and other factors.

Funded Status of Defined Benefit Pension Plans

The following table reports the changes in the projected benefit obligation, the fair value of plan assets and the determination of the amounts recognized in the consolidated balance sheets for Con-way’s defined benefit pension plans at December 31:

(Dollars in thousands)	Qualified Pension Plans		Non-Qualified Pension Plans
	2011	2010	2011	2010
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,314,650	$1,166,176	$69,934	$66,847
Interest cost on projected benefit obligation	71,308	69,136	3,787	3,879
Actuarial loss	183,293	118,385	7,587	4,155
Benefits paid	(43,115)	(39,047)	(5,079)	(4,947)

Projected and accumulated benefit obligation at end of year	$1,526,136	$1,314,650	$76,229	$69,934

Change in plan assets:
Fair value of plan assets at beginning of year	$1,073,213	$902,276	$—	$—
Actual return on plan assets	12,657	116,223	—	—
Con-way contributions	62,615	93,761	5,079	4,947
Benefits paid	(43,115)	(39,047)	(5,079)	(4,947)

Fair value of plan assets at end of year	$1,105,370	$1,073,213	$—	$—

Funded status of the plans	$(420,766)	$(241,437)	$(76,229)	$(69,934)

Amounts recognized in the balance sheet consist of:
Current liabilities	$—	$—	$(5,051)	$(4,757)
Long-term liabilities	(420,766)	(241,437)	(71,178)	(65,177)

Net amount recognized	$(420,766)	$(241,437)	$(76,229)	$(69,934)

Plans with a projected and accumulated benefit obligation in excess of plan assets:
Projected and accumulated benefit obligation	$1,503,510	$1,290,483	$76,229	$69,934
Fair value of plan assets	1,074,284	1,040,882	—	—
Weighted-average assumptions as of December 31:
Discount rate	4.65%	5.55%	4.65%	5.55%

The amounts included in accumulated other comprehensive loss that have not yet been recognized in net periodic benefit expense, consist of the following:

(Dollars in thousands)	Qualified Pension Plans		Non-Qualified Pension Plans
	2011	2010	2011	2010
Actuarial loss	$(690,688)	$(444,663)	$(31,421)	$(24,512)

The actuarial loss for the Qualified Pension Plans and the Non-Qualified Pension Plans that will be amortized from accumulated other comprehensive loss during 2012 is $19.3 million and $0.9 million, respectively.

Net Periodic Benefit Expense (Income) for Defined Benefit Pension Plans

Net periodic benefit expense (income) and amounts recognized in other comprehensive income or loss for the years ended December 31 includes the following:

(Dollars in thousands)	Qualified Pension Plans			Non-Qualified Pension Plans
	2011	2010	2009	2011	2010	2009
Net periodic benefit expense (income):
Interest cost on benefit obligation	$71,308	$69,136	$69,857	$3,787	$3,879	$4,203
Expected return on plan assets	(85,935)	(75,039)	(60,527)	—	—	—
Amortization of actuarial loss (gain)	10,546	9,071	17,235	678	452	(2,366)

Net periodic benefit expense (income)	$(4,081)	$3,168	$26,565	$4,465	$4,331	$1,837

Amounts recognized in other comprehensive income or loss
Actuarial loss (gain)	$256,571	$77,201	$(192,798)	$7,587	$4,219	$(6,419)
Amortization of actuarial loss (gain)	(10,546)	(9,071)	(17,235)	(678)	(452)	2,366

Loss (gain) recognized in other comprehensive income or loss	$246,025	$68,130	$(210,033)	$6,909	$3,767	$(4,053)

Weighted-average assumptions used to calculate net cost:
Discount rate	5.55%	6.05%	6.10%	5.55%	6.05%	6.10%
Discount rate – curtailment	N/A	N/A	7.85%	N/A	N/A	7.85%
Expected long-term rate of return on plan assets	8.00%	8.50%	8.50%	—	—	—

Expected benefit payments for the defined benefit pension plans are summarized below. These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.

(Dollars in thousands)	Qualified Pension Plans	Non-Qualified Pension Plans
Year ending December 31:
2012	$46,428	$5,051
2013	49,444	4,963
2014	52,795	4,951
2015	56,468	4,925
2016	60,498	4,947
2017-2021	366,223	24,684

Defined Contribution Retirement Plans

Con-way’s defined contribution retirement plans consist mostly of the primary defined contribution retirement plan (the “Primary DC Plan”), which covers non-contractual U.S. employees who were participating in the plan as of December 31, 2009. Prior to the implementation of Con-way’s cost-reduction actions, which were announced in March 2009, Con-way made “matching” contributions equal to 50% of the first six percent of employees’ eligible compensation and made additional discretionary contributions to employees’ 401(k) accounts for the Primary DC Plan. The additional contributions, which were based on employees’ years of service, consisted of a “basic” contribution that ranged from 3% to 5% of eligible compensation and a “transition” contribution that ranged from 1% to 3% of eligible compensation. Effective in April 2009, the “matching” and “transition” contributions were suspended and the “basic” contribution was limited to no more than 3% of an employee’s eligible compensation. Con-way prospectively reinstated the “basic” and “transition” contributions to the defined contribution retirement plan to their prior levels in the fourth quarter of 2011. The “matching” contributions have not been reinstated.

Con-way’s expense for the defined contribution retirement plans was $38.2 million in 2011, $36.7 million in 2010, and $45.0 million in 2009. At December 31, 2011 and 2010, Con-way had accrued liabilities of $14.7 million and $10.4 million, respectively, for its contributions related to the defined contribution retirement plans. In the periods presented, Con-way’s contributions included allocations of Con-way preferred stock and contributions of cash and Con-way common stock. From January 2009 through June 2011, the common stock contributions were made with treasury stock, rather than open-market purchases from cash contributed by Con-way. In 2011, 2010, and 2009 Con-way used 461,151 shares, 1,130,515 shares and 733,219 shares, respectively, of treasury stock to fund $17.3 million, $36.8 million and $23.3 million, respectively, of contributions to the defined contributions retirement plans.

In the second quarter of 2009, Con-way exercised its right to redeem all shares of its preferred stock that were outstanding on June 30, 2009, as more fully discussed in Note 9, “Shareholders’ Equity.” Prior to the redemption, allocation of preferred stock to participants’ accounts was based upon the ratio of the current year’s principal and interest payments to the total plan-related debt. Deferred compensation expense was recognized as the preferred shares were allocated to participants and was equivalent to the cost of the preferred shares allocated. Deferred compensation expense of $10.4 million was recognized in 2009.

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

Funded Status of Postretirement Medical Plan

The following sets forth the changes in the benefit obligation and the determination of the amounts recognized in the consolidated balance sheets for the Postretirement Plan at December 31:

(Dollars in thousands)
	2011	2010
Change in benefit obligation:
Projected benefit obligation at beginning of year	$92,993	$89,843
Service cost – benefits earned during the year	1,441	1,405
Interest cost on projected benefit obligation	4,492	4,832
Actuarial loss	3,493	2,354
Participant contributions	2,911	2,856
Plan amendments	—	(198)
Benefits paid	(6,913)	(8,099)

Projected and accumulated benefit obligation at end of year	$98,417	$92,993

Funded status of the plan	$(98,417)	$(92,993)

Amounts recognized in the balance sheet consist of :
Current liabilities	$(6,822)	$(6,763)
Long-term liabilities	(91,595)	(86,230)

Net amount recognized	$(98,417)	$(92,993)

Discount rate assumption as of December 31	4.30%	5.00%

The amounts included in accumulated other comprehensive loss that have not yet been recognized in net periodic benefit expense consist of the following:

(Dollars in thousands)	2011	2010
Actuarial gain	$374	$3,867
Prior-service credit	2,786	3,998

	$3,160	$7,865

During 2012, prior-service credits of $1.2 million will be amortized from accumulated other comprehensive loss.

Net Periodic Benefit Expense for Postretirement Medical Plan

Net periodic benefit expense and amounts recognized in other comprehensive income or loss for the years ended December 31 includes the following:

(Dollars in thousands)
	2011	2010	2009
Net periodic benefit expense:
Service cost - benefits earned during the year	$1,441	$1,405	$1,539
Interest cost on benefit obligation	4,492	4,832	5,578
Amortization of prior-service credit	(1,212)	(1,202)	(1,222)

Net periodic benefit expense	$4,721	$5,035	$5,895

Amounts recognized in other comprehensive income or loss:
Actuarial loss (gain)	$3,493	$2,354	$(10,353)
Plan amendments	—	(198)	—
Amortization of prior-service credit	1,212	1,202	1,222

Loss (gain) recognized in other comprehensive income or loss	$4,705	$3,358	$(9,131)

Discount rate assumption used to calculate interest cost:	5.00%	5.65%	6.38%

Expected benefit payments, which reflect expected future service, as appropriate, are summarized below. These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.

(Dollars in thousands)
Benefit Payments
Year ending December 31:
2012	$6,822
2013	7,044
2014	7,347
2015	7,603
2016	7,948
2017-2021	41,068

The assumed health-care cost trend rates used to determine the benefit obligation are as follows:

	2011	2010
Health-care cost trend rate assumed for next year	7.60%	7.80%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2027	2027

Assumed health-care cost trends affect the amounts reported for Con-way’s postretirement benefits. A one-percentage-point change in assumed health-care cost trend rates would not have a material effect on the aggregate service and interest cost, but would change the accumulated and projected benefit obligation by approximately $3 million.

11. Share-Based Compensation

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

Con-way recognizes expense on a straight-line basis over the shorter of (1) the requisite service period stated in the award or (2) the period from the grant date of the award up to the employee’s retirement-eligibility date if the award contains an accelerated-vesting provision. The following expense was recognized for share-based compensation:

(Dollars in thousands)	Years Ended December 31,
	2011	2010	2009
Salaries, wages and employee benefits	$12,764	$15,020	$11,090
Deferred income tax benefit	(4,935)	(5,803)	(4,262)

Net share-based compensation expense	$7,829	$9,217	$6,828

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

At December 31, 2011, Con-way had 1,933,604 common shares available for the grant of stock options, nonvested stock or other share-based compensation under its equity plans. Shares are issued from Con-way’s balance of authorized common stock.

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

The following table summarizes stock-option activity for 2011:

	Number of Options	Weighted- Average Exercise Price
Outstanding at December 31, 2010	2,585,385	$36.41
Granted	629,789	32.37
Exercised	(244,944)	22.59
Expired or cancelled	(319,367)	45.85

Outstanding at December 31, 2011	2,650,863	$35.59

Exercisable at December 31, 2011	1,792,691	$38.76

	Outstanding	Exercisable
Weighted-average remaining contractual term	5.80 years	4.48 years
Aggregate intrinsic value (in thousands)	$6,157	$3,980

The aggregate intrinsic value reported in the table above represents the total pretax value that would have been received by employees and directors had all of the holders exercised their in-the-money stock options on December 31, 2011.

In 2011, 2010 and 2009, the aggregate intrinsic value of exercised options was $3.5 million, $1.9 million and $2.0 million, respectively. The total amount of cash received from the exercise of options in 2011, 2010 and 2009 was $5.5 million, $3.5 million and $4.2 million, respectively, and the related tax benefit realized from the exercise of options was $1.4 million, $0.8 million and $0.8 million, respectively.

At December 31, 2011, the total unrecorded deferred compensation cost of stock options, net of forfeitures, was $5.2 million, which is expected to be recognized over a weighted-average period of 1.93 years.

The following is a summary of the weighted-average assumptions used in the Black-Scholes option-pricing model and the calculated weighted-average grant-date fair value:

	2011	2010	2009
Estimated fair value	$12.64	N/A	$5.83
Risk-free interest rate	2.2%	N/A	2.0%
Expected term (years)	4.73	N/A	4.30
Expected volatility	48%	N/A	39%
Expected dividend yield	1.24%	N/A	1.97%

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

The following table summarizes nonvested stock activity for 2011:

	Number of Awards	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2010	768,512	$27.93
Awarded – Employees	278,383	32.41
Awarded – Directors	22,300	38.11
Vested	(156,881)	37.78
Forfeited	(47,781)	25.15

Outstanding at December 31, 2011	864,533	$28.00

The total fair value of nonvested stock that vested in 2011, 2010 and 2009 was $5.4 million, $3.3 million and $1.4 million, respectively, based on Con-way’s closing common stock price on the vesting date. At December 31, 2011, the total unrecorded deferred compensation cost of shares of nonvested stock, net of forfeitures, was $11.6 million, which is expected to be recognized over a weighted-average period of 1.65 years.

Stock Appreciation Rights

In 2010, Con-way awarded cash-settled SARs to eligible employees. The SARs were granted at the stock price on the grant date and have a three-year graded-vesting term. The awards provide for accelerated vesting if the employee ceases employment due to retirement, death, disability, or a change in control (as defined in the SAR agreement). The SARs are liability-classified awards and, as a result, Con-way re-measures the fair value of the awards each reporting period until the awards are settled. During the vesting period, compensation cost is recognized based on the proportionate amount of service rendered to date. Con-way will recognize any changes in fair value after the vesting period as compensation cost in the current period. The ultimate expense recognized for the SARs is equal to the intrinsic value at settlement. Con-way’s accrued liability for cash-settled SARs of $3.1 million and $2.9 million at December 31, 2011 and 2010 was determined using a weighted-average fair value of $10.85 and $16.41 per SAR at December 31, 2011 and 2010, respectively.

The following table summarizes SAR activity for 2011:

	Number of Rights	Weighted- Average Exercise Price
Outstanding at December 31, 2010	627,746	$28.92
Exercised	(63,123)	28.92
Expired or cancelled	(41,517)	28.92

Outstanding at December 31, 2011	523,106	$28.92

Exercisable at December 31, 2011	173,465	$28.92

	Outstanding	Exercisable
Weighted-average remaining
contractual term	8.12 years	8.12 years
Aggregate intrinsic value (in thousands)	$126	$42

The aggregate intrinsic value reported in the table above represents the total pretax value that would have been received by employees had all of the holders exercised their in-the-money SARs on December 31, 2011.

In 2011 and 2010, Con-way paid $0.6 million and $0.1 million to settle exercised SARs and realized a tax benefit of $0.2 million and $0.1 million, respectively.

At December 31, 2011, the total unrecorded deferred compensation cost of SARs, net of forfeitures, was $1.6 million, which is expected to be recognized over a weighted-average period of 1.00 years.

The following is a summary of the weighted-average assumptions used in the Black-Scholes option-pricing model and the calculated weighted-average grant-date fair value:

2010
Estimated fair value	$10.78
Risk-free interest rate	2.4%
Expected term (years)	4.30
Expected volatility	48%
Expected dividend yield	1.38%

12. Commitments and Contingencies

Purchase Obligations

In connection with its outsourcing initiative, Con-way entered into agreements with third-party service providers in the first quarter of 2010. Payments to the third-party providers are estimated to be $232 million between 2012 and 2016, when the agreements are expected to expire. The payments under the terms of the agreements are subject to change depending on the quantities and types of services consumed. The contracts also contain provisions that allow Con-way to terminate the contract at any time; however, Con-way would be required to pay additional fees if termination is for causes other than the failure of the service providers to perform. If Con-way had elected, for convenience, to terminate the contract for the outsourced information-technology services at December 31, 2011, the termination fee would have been approximately $34 million, compared to approximately $28 million if Con-way elects to terminate the contract on December 31, 2012.

Emery Worldwide Airlines, Inc.

In February 2002, a lawsuit was filed against Emery Worldwide Airlines, Inc. (“EWA”) in the District Court for the Southern District of Ohio, alleging violations of the Worker Adjustment and Retraining Notification Act (the “WARN Act”) in connection with employee layoffs and ultimate terminations due to the August 2001 grounding of EWA’s airline operations and the shutdown of the airline operations in December 2001. The court subsequently certified the lawsuit as a class action on behalf of affected employees laid off between August 11 and August 15, 2001. The WARN Act generally requires employers to give 60- days notice, or 60-days pay and benefits in lieu of notice, of any shutdown of operations or mass layoff at a site of employment.

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

Other

Con-way is a defendant in various other lawsuits incidental to its businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material effect on Con-way’s financial position, results of operations or cash flows.

13. Segment Reporting

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

(Dollars in thousands)	Years ended December 31,
	2011	2010	2009
Revenues before Inter-segment Eliminations
Freight	$3,247,107	$3,075,064	$2,623,989
Logistics	1,589,994	1,477,988	1,331,894
Truckload	615,014	569,741	564,071
Other	46,685	52,890	20,442
Inter-segment Revenue Eliminations	(208,847)	(223,683)	(271,157)

	$5,289,953	$4,952,000	$4,269,239

Inter-segment Revenue Eliminations
Freight	$50,543	$49,027	$49,689
Logistics	34,572	18,768	5,881
Truckload	82,849	108,631	198,949
Other	40,883	47,257	16,638

	$208,847	$223,683	$271,157

Revenues from External Customers
Freight	$3,196,564	$3,026,037	$2,574,300
Logistics	1,555,422	1,459,220	1,326,013
Truckload	532,165	461,110	365,122
Other	5,802	5,633	3,804

	$5,289,953	$4,952,000	$4,269,239

Operating Income (Loss)
Freight	$119,779	$28,908	$51,258
Logistics	54,747	26,275	28,228
Truckload	34,813	20,844	(106,971)
Other	(1,411)	2,143	1,557

	$207,928	$78,170	$(25,928)

Depreciation and Amortization, net of Accretion
Freight	$109,875	$101,391	$106,733
Logistics	8,783	10,328	10,619
Truckload	70,003	64,109	58,891
Other	12,977	13,689	9,185

	$201,638	$189,517	$185,428

Capital Expenditures
Freight	$146,001	$127,415	$13,070
Logistics	10,055	5,490	10,758
Truckload	131,413	51,129	42,514
Other	1,525	2,462	1,865

	$288,994	$186,496	$68,207

Assets
Freight	$1,368,249	$1,331,795	$1,252,588
Logistics	315,410	291,903	282,432
Truckload	791,864	720,540	732,530
Other	624,493	599,494	628,667

	$3,100,016	$2,943,732	$2,896,217

Geographic Data

For geographic reporting, freight transportation revenues are allocated equally between the origin and destination. Revenues for contract services are allocated to the country in which the services are performed. Long-lived assets outside of the United States were immaterial for all periods presented.

(Dollars in thousands)	Years ended December 31,
	2011	2010	2009
Revenues
United States	$4,965,630	$4,665,728	$4,018,870
Canada	110,799	106,331	81,351
Other	213,524	179,941	169,018

Total	$5,289,953	$4,952,000	$4,269,239

14. Quarterly Financial Data

Con-way Inc.

Quarterly Financial Data

(Unaudited)

(Dollars in thousands except per share data)

	March 31	June 30	September 30	December 31
2011 - Quarter Ended
Operating Results
Revenues	$1,245,627	$1,348,549	$1,377,079	$1,318,698
Operating Income [a]	36,696	60,165	61,125	49,942
Income before Income Tax Provision	21,361	45,444	47,606	33,661
Income Tax Provision [b]	14,439	16,022	18,478	10,690
Net Income Available to Common Shareholders	6,922	29,422	29,128	22,971

Per Common Share
Basic Earnings
Net Income Available to Common Shareholders	0.13	0.53	0.52	0.41
Diluted Earnings
Net Income Available to Common Shareholders	0.12	0.52	0.52	0.41
Market Price
High	39.78	40.36	42.38	30.71
Low	30.56	35.42	21.32	20.56
Cash Dividends	0.10	0.10	0.10	0.10

2010 - Quarter Ended
Operating Results
Revenues	$1,161,911	$1,306,263	$1,270,183	$1,213,643
Operating Income [a]	14,400	35,432	12,501	15,837
Income (Loss) before Income Tax Provision (Benefit)	(2,914)	20,311	(1,533)	693
Income Tax Provision (Benefit) [b]	1,123	6,448	6,695	(1,694)
Net Income (Loss) Applicable to Common Shareholders	(4,037)	13,863	(8,228)	2,387

Per Common Share
Basic Earnings (Loss)
Net Income (Loss) Applicable to Common Shareholders	(0.08)	0.27	(0.15)	0.04
Diluted Earnings (Loss)
Net Income (Loss) Applicable to Common Shareholders	(0.08)	0.26	(0.15)	0.04
Market Price
High	36.74	40.34	35.35	37.10
Low	28.13	28.43	26.15	29.87
Cash Dividends	0.10	0.10	0.10	0.10
[a]	The comparability of Con-way's consolidated operating income was affected by the following unusual income or expense:
-	A gain of $10.0 million in the fourth quarter of 2011 resulting from a purchase-price adjustment to settle a dispute associated with the 2007 acquisition of Chic Logistics.
-	A goodwill impairment charge of $16.4 million at Menlo Worldwide Logistics in the third quarter of 2010.
[b]	The comparability of Con-way's income tax provision (benefit) was affected by the following:
-	The first quarter of 2011 reflects a $5.9 million charge in connection with an IRS audit settlement.
-	The third quarter of 2010 reflects the non-deductible goodwill impairment charge at Menlo Worldwide Logistics.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(b) Internal Control Over Financial Reporting.

There have not been any changes in Con-way’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, Con-way’s internal control over financial reporting.

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

Con-way’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2011, and concluded that its internal control over financial reporting is effective. In making this assessment, management utilized the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The effectiveness of Con-way’s internal control over financial reporting as of December 31, 2011, has been audited by KMPG LLP, the independent registered public accounting firm who also audited Con-way’s consolidated financial statements included in this Annual Report on Form 10-K. The attestation report issued by KPMG LLP precedes Item 8, “Financial Statements and Supplementary Data.”

ITEM 9B.	OTHER INFORMATION

None.

PART III

Information for Items 10 through 14 of Part III of this Report appears in the Proxy Statement for Con-way’s Annual Meeting of Shareholders to be held on May 8, 2012 (the “2012 Proxy Statement”), as indicated below. For the limited purpose of providing the information required by these items, the 2012 Proxy Statement is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding members of Con-way’s Board of Directors and Code of Ethics is presented in the 2012 Proxy Statement and is incorporated herein by reference. Information regarding executive officers of Con-way is included above in Part I under the caption “Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is presented in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and information regarding securities authorized for issuance under equity compensation plans is presented in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions, and director independence is presented in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accountant fees and services is presented in the 2012 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page
(a)	1.	FINANCIAL STATEMENTS:

		Report of Independent Registered Public Accounting Firm by KPMG LLP	38
		Consolidated Balance Sheets at December 31, 2011 and 2010	39
		Statements of Consolidated Operations for the years ended December 31, 2011, 2010 and 2009	41
		Statements of Consolidated Cash Flows for the years ended December 31, 2011, 2010 and 2009	42
		Statements of Consolidated Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009	43
		Notes to Consolidated Financial Statements	44

	2.	FINANCIAL STATEMENT SCHEDULE

		Schedule II - Valuation of Qualifying Accounts has been omitted for the allowance for uncollectible accounts and allowance for revenue adjustments because the required information has been included in Note 1, “Principal Accounting Policies,” of Item 8, “Financial Statements and Supplementary Data.”

	3.	EXHIBITS

		Exhibits are being filed in connection with this Report and are incorporated herein by reference. The Exhibit Index on pages 80 through 85 is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Con-way Inc.
(Registrant)

February 28, 2012	/s/ Douglas W. Stotlar
Douglas W. Stotlar
President and Chief Executive Officer

February 28, 2012	/s/ Stephen L. Bruffett
Stephen L. Bruffett
Executive Vice President and Chief Financial Officer

February 28, 2012	/s/ Kevin S. Coel
Kevin S. Coel
Senior Vice President and Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 28, 2012	/s/ W. Keith Kennedy Jr.
W. Keith Kennedy Jr.,
Chairman of the Board

February 28, 2012	/s/ Douglas W. Stotlar
Douglas W. Stotlar, Director

February 28, 2012	/s/ John J. Anton
John J. Anton, Director

February 28, 2012	/s/ William R. Corbin
William R. Corbin, Director

February 28, 2012	/s/ Robert Jaunich II
Robert Jaunich II, Director

February 28, 2012	/s/ Michael J. Murray
Michael J. Murray, Director

February 28, 2012	/s/ Edith R. Perez
Edith R. Perez, Director

February 28, 2012	/s/ John C. Pope
John C. Pope, Director

February 28, 2012	/s/ William J. Schroeder
William J. Schroeder, Director

February 28, 2012	/s/ Peter W. Stott
Peter W. Stott, Director

February 28, 2012	/s/ Chelsea C. White III
Chelsea C. White III, Director

INDEX TO EXHIBITS

ITEM 15(3)

Exhibit No.
(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession:

	2.1	Con-way Inc. plan for discontinuance of Con-way Forwarding (Item 2.05 to Con-way’s Report on Form 8-K (File No. 1-05046) filed on June 5, 2006*).

	2.2	Con-way Inc. plan for reorganization of Con-way Freight Inc. (Item 7.01 to Con-way’s Report on Form 8-K (File No. 1-05046) filed on August 22, 2007*).

	2.3	Con-way Inc. Plan for reorganization of Con-way Freight Inc. (Item 2.05 to Con-way’s Report on Form 8-K filed on November 3, 2008*).

	2.4	Con-way Inc. Plan for reorganization of Con-way Freight Inc. (Item 2.05 to Con-way’s Report on Form 8-K filed on December 8, 2008*).

(3)	Articles of incorporation and by-laws:

	3.1	Con-way Inc. Certificate of Incorporation, as amended May 19, 2009 (Exhibit 3.1 to Con-way’s Form 10-Q for the quarter ended June 30, 2009*).

	3.2	Con-way Inc. By-Laws, as amended January 24, 2012 (Exhibit 3.1 to Con-way’s Form 8-K filed on January 27, 2012*).

(4)	Instruments defining the rights of security holders, including debentures:

	4.1	Form of Indenture between CNF Transportation Inc. and Bank One Trust Company, National Association (Exhibit 4(d)(i) to Con-way’s Form 8-K (File No. 1-05046) dated March 3, 2000*).

	4.2	Supplemental Indenture No. 1 dated as of April 30, 2004 to Indenture dated as of March 8, 2000 between CNF Inc. as issuer and The Bank of New York, N.A. as successor trustee, relating to 6.70% Senior Debentures due 2034 (filed as Exhibit 4.2 to Form S-4 dated June 4, 2004*).

	4.3	Form of Global 6.70% Senior Debentures due 2034 (included in Exhibit 4.2 to Form S-4 dated June 4, 2004*).

	4.4	Form of Indenture dated as of December 27, 2007 between Con-way Inc. as issuer and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.1 to Con-way’s Report on Form 8-K (File No. 1-05046) filed on December 27, 2007*).

	4.5	Form of 7.25% Senior Notes due 2018 (Exhibit 4.3 to Con-way’s Report on Form 8-K (File No. 1-05046) filed on December 27, 2007*).

	4.6	$325 million Credit Agreement dated November 4, 2010 among Con-way Inc. and various financial institutions (Exhibit 99.1 to Con-way’s Report on Form 8-K filed on November 5, 2010*).

	4.7	Subsidiary Guaranty Agreement dated as of November 4, 2010 made by Con-Way Freight, Inc., Menlo Worldwide, LLC and Transportation Resources, Inc. in favor of the banks referred to in 4.11 (Exhibit 99.2 to Con-way’s Report on Form 8-K filed on November 5, 2010*).

	4.8	First Amendment to Credit Agreement and Subsidiary Guaranty Agreement dated August 2, 2011 (Exhibit 10.1 to Con-way’s Report on Form 8-K filed on August 2, 2011*).

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

(10)	Material contracts:

	10.1	Distribution Agreement between Consolidated Freightways, Inc., and Consolidated Freightways Corporation dated November 25, 1996 (Exhibit 10.34 to Con-way’s Form 10-K (File No. 1-05046) for the year ended December 31, 1996*).

	10.2	Employee Benefit Matters Agreement by and between Consolidated Freightways, Inc. and Consolidated Freightways Corporation dated December 2, 1996 (Exhibit 10.33 to Con-way’s Form 10-K (File No. 1-05046) for the year ended December 31, 1996*#).

	10.3	Transition Services Agreement between CNF Service Company, Inc. and Consolidated Freightways Corporation dated December 2, 1996 (Exhibit to Con-way’s Form 10-K (File No. 1-05046) for the year ended December 31, 1996*).

	10.4	Tax Sharing Agreement between Consolidated Freightways, Inc., and Consolidated Freightways Corporation dated December 2, 1996 (Exhibit to Con-way’s Form 10-K (File No. 1-05046) for the year ended December 31, 1996*).

	10.5	Stock Purchase Agreement between CNF Inc. and Menlo Worldwide, LLC and United Parcel Service dated October 5, 2004 (Exhibit 99.1 to Con-way’s Form 8-K (File No. 1-05046) dated October 6, 2004*).

	10.6	Amendment No. 1 dated December 17, 2004 to the Stock Purchase Agreement between CNF Inc. and Menlo Worldwide, LLC and United Parcel Service dated October 5, 2004 (Exhibit 99.1 to Con-way’s Form 8-K (File No. 1-05046) dated December 21, 2004*).

	10.7	Transition Services Agreement between CNF Inc and Menlo Worldwide, LLC and United Parcel Service date October 5, 2004 (Exhibit 99.1 to Con-way’s Form 8-K (File No. 1-05046) dated October 6, 2004*).

	10.8	Agreement and Plan of Merger dated as of July 13, 2007, by and among the Company, Seattle Acquisition Corporation, a Missouri corporation and a wholly owned subsidiary of the Company, Transportation Resources, Inc., a Missouri corporation, the Shareholders’ Agent (as defined therein) and the Principal Shareholders (as defined therein). (Exhibit 10.1 to Con-way’s Form 10-Q (File No. 1-05046) for the quarter ended June 30, 2007*).

	10.9	Stock Purchase Agreement to purchase Chic Holdings Limited between Menlo Worldwide, LLC and various sellers dated September 7, 2007 (Exhibit 10.8 to Con-way’s Form 10-Q (File No. 1-05046) for the quarter ended September 30, 2007*).

	10.10	Settlement and Release Agreement between Con-way Inc. and Central States (Item 1.01 to Con-way’s Report on Form 8-K filed on December 31, 2008*).

	10.11	Supplemental Retirement Plan dated January 1, 1990 (Exhibit 10.31 to Con-way’s Form 10-K (File No. 1-05046) for the year ended December 31, 1993*#).

	10.12	Con-way Inc. Nonqualified Executive Benefit Plans Trust Agreement 2004 Restatement dated as of December 30, 2004 between Con-way Inc. and Wachovia Bank, NA (Exhibit 10.5 to Con-way’s Form 10-Q (File No. 1-05046) for the quarter ended March 31, 2005*#).

	10.13	Directors’ 24-Hour Accidental Death and Dismemberment Plan (Exhibit 10.32 to Con-way’s Form 10-K (File No. 1-05046) for the year ended December 31, 1993*#).

	10.14	Directors’ Business Travel Insurance Plan (Exhibit 10.36 to Con-way’s Form 10-K (File No. 1-05046) for the year ended December 31, 1993*#).

	10.15	Emery Air Freight Plan for Retirees, effective October 31, 1987 (Exhibit 4.23 to the Emery Air Freight Corporation Quarterly Report on Form 10-Q ended September 30, 1987*#).

	10.16	Separation Agreement and General Release between Con-way Freight Inc. and David S. McClimon effective September 28, 2007 (Exhibit 99 to Con-way’s Report on Form 8-K (File No. 1-05046) filed on October 1, 2007*#).

10.17	Summary of Certain Compensation Arrangements (Exhibit 10.3 to Con-way’s Form 10-Q (File No. 1-05046) for the quarter ended March 31, 2005*#).

10.18	Summary of Certain Compensation Arrangements (Exhibit 10.9 to Con-way’s Form 10-K (File No. 1-05046) for the year ended December 31, 2005*#).

10.19	Summary of Material Executive Employee Agreements (Item 1.01 to Con-way’s Report on Form 8-K (File No. 1-05046) filed on June 6, 2005*#)

10.20	Summary of Material Executive Employee Relocation Package (Item 1.01 to Con-way’s Report on Form 8-K (File No. 1-05046) filed on August 25, 2006*#).

10.21	Summary of Revisions to Incentive Compensation and Value Management Plan Awards (Item 1.01 (c) to Con-way’s Report on Form 8-K (File No. 1-05046) filed on September 29, 2006*#).

10.22	Summary of Executive Stock Ownership Guidelines (Item 1.01 (d) to Con-way’s Report on Form 8-K (File No. 1-05046) filed on September 29, 2006*#).

10.23	Summary of Changes to Con-way’s Pension and Retirement Benefits Programs (Exhibit 99.1 to Con-way’s Report on Form 8-K (File No. 1-05046) filed on October 17, 2006*).

10.24	Summary of Directors Stock Ownership Guidelines (Item 7.01 to Con-way’s Report on Form 8-K (File No. 1-05046) filed on December 7, 2006*#).

10.25	Summary of Directors Compensation Arrangements (Item 7.01 to Con-way’s Report on Form 8-K (File No. 1-05046) filed on December 7, 2006*#).

10.26	Summary of Certain Compensation Arrangements (Item 5.02 to Con-way’s Report on Form 8-K (File No. 1-05046) filed on January 31, 2007*#).

10.27	Summary of Certain Compensation Agreements (Item 5.02 to Con-way’s Report on Form 8-K filed on January 30, 2008*#).

10.28	Summary of Material Executive Relocation Package (Item 5.02 to Con-way’s Report on Form 8-K filed on May 29, 2008 *#).

10.29	Summary of Certain Compensation Agreements (Item 5.02 to Con-way’s Report on Form 8-K filed on August 14, 2008*#).

10.30	Summary of Certain Compensation Agreements (Item 5.02 to Con-way’s Report on Form 8-K filed on January 29, 2009*#).

10.31	Summary of Certain Compensation Agreements (Item 5.02 to Con-way’s Report on Form 8-K filed on February 11, 2010*#).

10.32	Con-way Inc. Deferred Compensation Plan for Non-Employee Directors Amended and Restated December 2008 (Exhibit 10.50 to Con-way’s Form 10-K for the year ended December 31, 2008*#).

10.33	Con-way Inc. 2005 Deferred Compensation Plan for Non-Employee Directors Amended and Restated December 2008 (Exhibit 10.51 to Con-way’s Form 10-K for the year ended December 31, 2008*#).

10.34	Con-way Inc. Amended and Restated 2003 Equity Incentive Plan for Non-Employee Directors Amended and Restated December 2011#.

10.35	Con-way Inc. 1997 Equity and Incentive Plan (2006 Amendment and Restatement) (Exhibit 99.7 to Con-way’s Report on Form 8-K (File No. 1-05046) filed on December 6, 2005*#).

10.36	Con-way Inc. 2006 Equity and Incentive Plan Amended and Restated December 2008 (Exhibit 10.52 to Con-way’s Form 10-K for the year ended December 31, 2008*#).

10.37	Amendment No. 1 to the Con-way Inc. 2006 Equity and Incentive Plan Amended and Restated December 2008 (Exhibit 99.7 to Con-way’s Report on Form 8-K filed on December 18, 2009*#).

10.38	Form of Stock Option Agreement (Exhibit 99.10 to Con-way’s Report on Form 8-K (File No. 1-05046) filed on December 6, 2005*#).

10.39	Form of Stock Option Agreement (Exhibit 99.2 to Con-way’s Report on Form 8-K (File No. 1-05046) filed on September 29, 2006*#).

10.40	Form of Stock Appreciation Rights Agreement (Exhibit 99.2 to Con-way’s Report on Form 8-K filed on February 11, 2010*#).

10.41	Form of Performance Share Plan Unit Grant Agreement (Exhibit 99.3 to Con-way’s Report on Form 8-K (File No. 1-05046) filed on January 31, 2007*#).

10.42	Form of Performance Share Plan Unit Grant Agreement (Exhibit 99.1 to Con-way’s Report on Form 8-K/A filed on February 1, 2008*#).

10.43	Form of Restricted Stock Award Agreement (Exhibit 99.11 to Con-way’s Report on Form 8-K (File No. 1-05046) filed on December 6, 2005*#).

10.44	Form of Restricted Stock Award Agreement for officers of Con-way (Exhibit 99.2 to Con-way’s Report on Form 8-K filed on January 30, 2008*#).

10.45	Form of Restricted Stock Unit Grant Agreement (Exhibit 99 to Con-way’s Report on Form 8-K filed on January 29, 2009*#).

10.46	Form of Restricted Stock Unit Grant Agreement (Exhibit 99.2 to Con-way’s Report on Form 8-K filed on February 11, 2010*#).

10.47	Con-way Inc. 1993 Deferred Compensation Plan for Executives and Key Employees Amended and Restated December 2008 (Exhibit 10.53 to Con-way’s Form 10-K for the year ended December 31, 2008*#).

10.48	Con-way Inc. 2005 Deferred Compensation Plan for Executives and Key Employees Amended and Restated December 2008 (Exhibit 10.54 to Con-way’s Form 10-K for the year ended December 31, 2008*#).

10.49	Con-way Inc. Executive Incentive Compensation Plan Amended and Restated December 2008 (Exhibit 10.55 to Con-way’s Form 10-K for the year ended December 31, 2008*#).

10.50	Con-way Inc. Executive Incentive Plan (Exhibit 10.50 to Con-way’s Form 10-K for the year ended December 31, 2009*#).

10.51	Con-way Inc 2005 Supplemental Excess Retirement Plan Amended and Restated December 2008 (Exhibit 10.57 to Con-way’s Form 10-K for the year ended December 31, 2008*#).

10.52	Con-way Inc. Supplemental Retirement Savings Plan Amended and Restated December 2008 (Exhibit 10.58 to Con-way’s Form 10-K for the year ended December 31, 2008*#).

10.53	Amendment No. 1 to Con-way Inc. Supplemental Retirement Savings Plan Amended and Restated December 2008 (Exhibit 10.53 to Con-way’s Form 10-K for the year ended December 31, 2009*#).

10.54	Amendment No. 2 to Con-way Inc. Supplemental Retirement Savings Plan Amended and Restated December 2008 (Exhibit 10.54 to Con-way’s Form 10-K for the year ended December 31, 2009*#).

10.55	Amendment No. 3 to Con-way Inc. Supplemental Retirement Savings Plan Amended and Restated December 2008#.

10.56	Form of Severance Agreement (Change in Control) for Douglas W. Stotlar (Exhibit 99.1 to Con-way’s Report on Form 8-K filed on December 18, 2009*#).

10.57	Form of Severance Agreement (Change in Control) for Stephen L. Bruffett (Exhibit 99.2 to Con-way’s Report on Form 8-K filed on December 18, 2009*#).

10.58	Form of Severance Agreement (Change in Control) for Robert L. Bianco Jr. (Exhibit 99.3 to Con-way’s Report on Form 8-K filed on December 18, 2009*#).

10.59	Form of Severance Agreement (Change in Control) for Herbert J. Schmidt (Exhibit 99.6 to Con-way’s Report on Form 8-K filed on December 18, 2009*#).

10.60	Form of Severance Agreement (Change in Control) for Leslie P. Lundberg (Exhibit 10.61 to Con-way’s Form 10-K for the year ended December 31, 2009*#).

10.61	Form of Severance Agreement (Change in Control) for Kevin S. Coel (Exhibit 10.63 to Con-way’s Form 10-K for the year ended December 31, 2009*#).

10.62	Form of Amendment No. 1 to Severance Agreement (Change in Control) (Exhibit 10.64 to Con-way’s Form 10-K for the year ended December 31, 2009*#).

10.63	Form of Amendment No. 1 to Severance Agreement (Non-Change in Control) (Exhibit 10.74 to Con-way’s Form 10-K for the year ended December 31, 2009*#).

10.64	Amended and Restated Form of Non-Change in Control Severance Policy (Con-way Inc. and Con-way Enterprise Services, Inc.) (Exhibit 10.65 to Con-way’s Form 10-K for the year ended December 31, 2010*#).

10.65	Amended and Restated Form of Non-Change in Control Severance Policy (Con-way Affiliates) (Exhibit 10.66 to Con-way’s Form 10-K for the year ended December 31, 2010*#).

10.66	Con-way Inc. Executive Incentive Plan Amended January 2010 (Exhibit 10.1 to Con-way’s Form 10-Q for the quarter ended March 31, 2010*#).

10.67	Amended and Restated Form of Severance Agreement (Non-change in Control) for Douglas W. Stotlar (Exhibit 99.1 to Con-way’s Report on Form 8-K filed on June 24, 2010*#).

10.68	Amended and Restated Form of Severance Agreement (Non-change in Control) for Stephen L. Bruffett (Exhibit 99.2 to Con-way’s Report on Form 8-K filed on June 24, 2010*#).

10.69	Amended and Restated Form of Severance Agreement (Non-change in Control) for Robert L. Bianco Jr. (Exhibit 99.3 to Con-way’s Report on Form 8-K filed on June 24, 2010*#).

10.70	Amended and Restated Form of Severance Agreement (Non-change in Control) for Herbert J. Schmidt (Exhibit 99.5 to Con-way’s Report on Form 8-K filed on June 24, 2010*#).

10.71	Amended and Restated Form of Severance Agreement (Non-Change in Control) for Leslie P. Lundberg (Exhibit 10.74 to Con-way’s Form 10-K for the year ended December 31, 2010*#).

10.72	Amended and Restated Form of Severance Agreement (Non-Change in Control) for Kevin S. Coel (Exhibit 10.76 to Con-way’s Form 10-K for the year ended December 31, 2010*#).

10.73	Summary of Certain Compensation Arrangements (Item 5.02 to Con-way’s Report on Form 8-K filed on June 24, 2010*#).

10.74	Summary of Certain Compensation Arrangements (Item 5.02 to Con-way’s Report on Form 8-K filed on September 21, 2010*#).

10.75	Summary of Certain Compensation Arrangements (Item 5.02 to Con-way’s Report on Form 8-K filed on January 27, 2011*#).

10.76	Summary of Certain Compensation Arrangements (Item 5.02 to Con-way’s Report on Form 8-K filed on February 9, 2011*#).

10.77	Form of Stock Option Agreement (Exhibit 99.1 to Con-way’s Report on Form 8-K filed on February 9, 2011*#).

	10.78	Form of Restricted Stock Unit Grant Agreement (Exhibit 99.2 to Con-way’s Report on Form 8-K filed on February 9, 2011*#).

	10.79	Summary of Certain Compensation Arrangements (Item 5.02 to Con-way’s Report on Form 8-K filed on April 27, 2011*#).

(12)	Computation of ratios of earnings to fixed charges.

(21)	Significant Subsidiaries of Con-way Inc.

(23)	Consent of Independent Registered Public Accounting Firm.

(31)	Certification of Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional documents:

	99.1	Con-way Inc. 2012 Notice of Annual Meeting and Proxy Statement filed on Form DEF 14A. (Only those portions referenced herein are incorporated in this Form 10-K. Other portions are not required and, therefore, are not “filed” as a part of this Form 10-K. *)

(101)	The following financial statements from Con-way’s Form 10-K for the year ended December 31, 2011, filed on February 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Statements of Consolidated Operations, (iii) Statements of Consolidated Cash Flows, (iv) Statements of Consolidated Shareholders’ Equity and Comprehensive Income (Loss), and (v) Notes to Consolidated Financial Statements.

Footnotes to Exhibit Index

*	Previously filed with the Securities and Exchange Commission and incorporated herein by reference.

#	Designates a contract or compensation plan for Management or Directors.