Form 10-Q
period 2012-03-31
Con-way Inc.
filed 2012-05-04
CIK 23675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

___           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to___

COMMISSION FILE NUMBER: 1-05046

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Number of shares of Common Stock, $0.625 par value,
outstanding as of April 30, 2012:  55,810,280

CON-WAY INC.
FORM 10-Q
Quarter Ended March 31, 2012

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets -
	March 31, 2012 and December 31, 2011	3

	Statements of Consolidated Income -
	Three Months Ended March 31, 2012 and 2011	5

	Statements of Consolidated Comprehensive Income -
	Three Months Ended March 31, 2012 and 2011	6

	Statements of Consolidated Cash Flows -
	Three Months Ended March 31, 2012 and 2011	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 6.	Exhibits	27

Signatures		28

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CON-WAY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
ASSETS	2012	2011
	(Unaudited)
Current Assets
Cash and cash equivalents	$402,846	$438,010
Marketable securities	16,215	13,255
Trade accounts receivable, net	644,881	577,522
Other accounts receivable	47,797	43,849
Operating supplies, at lower of average cost or market	24,029	22,822
Prepaid expenses	61,851	48,369
Deferred income taxes	37,135	46,563
Total Current Assets	1,234,754	1,190,390

Property, Plant and Equipment
Land	191,515	194,078
Buildings and leasehold improvements	827,171	827,910
Revenue equipment	1,667,117	1,613,806
Other equipment	322,120	318,313
	3,007,923	2,954,107
Accumulated depreciation	(1,482,285)	(1,458,074)
Net Property, Plant and Equipment	1,525,638	1,496,033

Other Assets
Deferred charges and other assets	37,139	36,743
Capitalized software, net	18,902	19,829
Marketable securities	5,394	5,354
Intangible assets, net	13,150	13,951
Goodwill	337,951	337,716
	412,536	413,593

Total Assets	$3,172,928	$3,100,016

The accompanying notes are an integral part of these statements.

CON-WAY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share amounts)

	March 31,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2012	2011
	(Unaudited)
Current Liabilities
Accounts payable	$385,855	$345,489
Accrued liabilities	242,850	235,146
Self-insurance accruals	104,544	104,328
Short-term borrowings	15,804	14,481
Current maturities of long-term debt and capital leases	23,086	24,026
Total Current Liabilities	772,139	723,470

Long-Term Liabilities
Long-term debt	718,368	718,336
Long-term obligations under capital leases	48,026	51,902
Self-insurance accruals	159,682	158,889
Employee benefits	601,810	610,850
Other liabilities and deferred credits	41,422	39,120
Deferred income taxes	46,202	38,195
Total Liabilities	2,387,649	2,340,762

Commitments and Contingencies (Note 8)

Shareholders' Equity
Common stock, $0.625 par value; authorized 100,000,000 shares;
issued 63,363,118 and 63,065,931 shares, respectively	39,583	39,394
Additional paid-in capital, common stock	601,256	595,992
Retained earnings	904,821	884,758
Cost of repurchased common stock
(7,569,160 and 7,468,869 shares, respectively)	(325,696)	(322,454)
Accumulated other comprehensive loss	(434,685)	(438,436)
Total Shareholders' Equity	785,279	759,254
Total Liabilities and Shareholders' Equity	$3,172,928	$3,100,016

The accompanying notes are an integral part of these statements.

CON-WAY INC.
STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended
	March 31,
	2012	2011

Revenues	$1,366,161	$1,245,627

Costs and Expenses
Salaries, wages and employee benefits	522,470	491,640
Purchased transportation	368,051	316,990
Fuel and fuel-related taxes	143,831	136,027
Other operating expenses	136,515	130,682
Depreciation and amortization	51,842	50,314
Maintenance	31,910	29,472
Rents and leases	28,700	27,791
Purchased labor	27,152	26,015
	1,310,471	1,208,931

Operating Income	55,690	36,696

Other Income (Expense)
Investment income	235	322
Interest expense	(13,794)	(13,919)
Miscellaneous, net	(709)	(1,738)
	(14,268)	(15,335)

Income before Income Tax Provision	41,422	21,361
Income Tax Provision	15,776	14,439
Net Income	$25,646	$6,922

Weighted-Average Common Shares Outstanding
Basic	55,703,722	55,039,751
Diluted	56,257,783	55,725,230

Earnings per Common Share
Basic	$0.46	$0.13
Diluted	$0.46	$0.12

The accompanying notes are an integral part of these statements.

CON-WAY INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2012	2011

Net Income	$25,646	$6,922

Other Comprehensive Income:
Foreign currency translation adjustment	730	994
Unrealized gain on available-for-sale security,
net of deferred tax of $45 and $24, respectively	70	37
Employee benefit plans
Amortization of actuarial loss included in expense, net of
deferred tax of $1,858 and $1,011, respectively	2,951	1,582
	3,751	2,613
Comprehensive Income	$29,397	$9,535

The accompanying notes are an integral part of these statements.

CON-WAY INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2012	2011

Cash and Cash Equivalents, Beginning of Period	$438,010	$421,420

Operating Activities
Net income	25,646	6,922
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization, net of accretion	51,593	50,078
Non-cash compensation and employee benefits	8,720	6,106
Increase in deferred income taxes	15,532	11,702
Provision for uncollectible accounts	1,158	1,963
Gain from sales of property and equipment, net	(1,450)	(161)
Changes in assets and liabilities:
Receivables	(68,093)	(90,497)
Prepaid expenses	(13,482)	(16,667)
Accounts payable	40,366	59,150
Accrued variable compensation	(35,459)	(15,618)
Accrued liabilities, excluding accrued variable compensation
and employee benefits	42,359	36,995
Self-insurance accruals	1,009	(11,392)
Accrued income taxes	(4,509)	17,240
Employee benefits	(8,236)	3,119
Deferred charges and credits	617	5,732
Other	(2,942)	(3,267)
Net Cash Provided by Operating Activities	52,829	61,405

Investing Activities
Capital expenditures	(82,486)	(51,485)
Software expenditures	(873)	(1,938)
Proceeds from sales of property and equipment	5,759	1,458
Purchases of marketable securities	(5,000)	-
Proceeds from sales of marketable securities	2,115	125
Net Cash Used in Investing Activities	(80,485)	(51,840)

Financing Activities
Repayment of capital leases	(4,816)	(4,618)
Net proceeds from (repayments of) short-term borrowings	1,248	(410)
Proceeds from exercise of stock options	279	2,078
Excess tax benefit from share-based compensation	1,360	150
Payments of common dividends	(5,579)	(5,510)
Net Cash Used in Financing Activities	(7,508)	(8,310)

Increase (Decrease) in Cash and Cash Equivalents	(35,164)	1,255
Cash and Cash Equivalents, End of Period	$402,846	$422,675

Supplemental Disclosure
Cash paid (refunded) for income taxes, net	$3,400	$(18,204)
Cash paid for interest, net of amounts capitalized	$16,200	$16,376

Non-cash Financing Activities
Revenue equipment acquired through partial non-monetary exchanges	$6,908	$6,933
Repurchased common stock issued under defined contribution plan	$-	$8,589

The accompanying notes are an integral part of these statements.

CON-WAY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Principal Accounting Policies

Organization

Con-way Inc. and its consolidated subsidiaries (“Con-way”) provide transportation, logistics and supply-chain management services for a wide range of manufacturing, industrial and retail customers. Con-way’s business units operate in regional and transcontinental less-than-truckload and full-truckload freight transportation, contract logistics and supply-chain management, multimodal freight brokerage, and trailer manufacturing. As more fully discussed in Note 3, “Segment Reporting,” for financial reporting purposes, Con-way is divided into four reporting segments: Freight, Logistics, Truckload and Other.

Basis of Presentation

These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Rule 10-01 of Regulation S-X, and should be read in conjunction with Con-way’s 2011 Annual Report on Form 10-K. Accordingly, significant accounting policies and other disclosures normally provided have been reduced or omitted.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary to present fairly Con-way’s financial position, results of operations and cash flows for the periods presented. Results for the interim periods presented are not necessarily indicative of annual results.

Earnings per Share (“EPS”)

Basic EPS is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted EPS is calculated as follows:

(Dollars in thousands except per share data)	Three Months Ended March 31,
	2012	2011
Numerator:
Net income	$25,646	$6,922

Denominator:
Weighted-average common shares outstanding	55,703,722	55,039,751
Stock options and nonvested stock	554,061	685,479
	56,257,783	55,725,230

Diluted Earnings per Share:	$0.46	$0.12

Anti-dilutive securities excluded from the
computation of diluted EPS	1,932,324	1,992,478

New Accounting Standards

As of March 31, 2012, there are no material new accounting standards that have been issued but not yet adopted by Con-way.

Reclassifications

Certain amounts in the prior-period financial statements have been reclassified to conform to the current-period presentation, including the presentation of revenue equipment acquired through partial non-monetary exchanges and the resulting effect on previously reported capital expenditures and proceeds from sales of property and equipment.

2. Goodwill and Intangible Assets

Goodwill

The following table shows the changes in the gross carrying amounts of goodwill attributable to each applicable segment:

(Dollars in thousands)	Logistics	Truckload	Other	Total

Balance at December 31, 2010
Goodwill	$55,374	$464,598	$727	$520,699
Accumulated impairment losses	(48,236)	(134,813)	--	(183,049)
	7,138	329,785	727	337,650

Change in foreign currency exchange rates	66	--	--	66
Balances at December 31, 2011
Goodwill	55,440	464,598	727	520,765
Accumulated impairment losses	(48,236)	(134,813)	--	(183,049)
	7,204	329,785	727	337,716

Change in foreign currency exchange rates	235	--	--	235
Balances at March 31, 2012
Goodwill	55,675	464,598	727	521,000
Accumulated impairment losses	(48,236)	(134,813)	--	(183,049)
	$7,439	$329,785	$727	$337,951

Intangible Assets

Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. The first-quarter amortization expense related to intangible assets was $0.8 million for both 2012 and 2011.

Intangible assets consisted of the following:

	March 31, 2012		December 31, 2011
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$27,716	$14,566	$27,570	$13,619

Estimated amortization expense for the next five years is presented in the following table:

(Dollars in thousands)

Year ending December 31:
Remaining nine months of 2012	$2,154
2013	2,356
2014	2,356
2015	2,356
2016	2,356
2017	1,571

3. Segment Reporting

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

•
Logistics. The Logistics segment consists of the operating results of the Menlo Worldwide Logistics business unit, which develops contract-logistics solutions, including the management of complex distribution networks and supply-chain engineering and consulting, and also provides multimodal freight-brokerage services.

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

Financial Data

Management evaluates segment performance primarily based on revenue and operating income (loss). Accordingly, investment income, interest expense, and other non-operating items are not reported in segment results. Corporate expenses are generally allocated based on measurable services provided to each segment, or for general corporate expenses, based on segment revenue. Inter-segment revenue and related operating income (loss) have been eliminated to reconcile to consolidated revenue and operating income. Transactions between segments are generally based on negotiated prices.

(Dollars in thousands)	Three Months Ended March 31,
	2012	2011
Revenues before Inter-segment Eliminations
Freight	$831,047	$767,741
Logistics	419,146	369,975
Truckload	157,323	145,215
Other	14,291	11,997
Inter-segment Revenue Eliminations	(55,646)	(49,301)
	$1,366,161	$1,245,627

Inter-segment Revenue Eliminations
Freight	$12,406	$11,291
Logistics	10,345	6,161
Truckload	19,566	20,846
Other	13,329	11,003
	$55,646	$49,301

Revenues from External Customers
Freight	$818,641	$756,450
Logistics	408,801	363,814
Truckload	137,757	124,369
Other	962	994
	$1,366,161	$1,245,627
Operating Income (Loss)
Freight	$34,502	$20,344
Logistics	12,294	8,646
Truckload	10,550	7,083
Other	(1,656)	623
	$55,690	$36,696

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

Financial Assets Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of financial instruments within the fair-value hierarchy:

	March 31, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Cash equivalents	$351,020	$84,870	$266,150	$--
Current marketable securities	16,215	--	16,215	--
Other marketable securities	5,394	--	--	5,394

	December 31, 2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Cash equivalents	$398,450	$84,872	$313,578	$--
Current marketable securities	13,255	--	13,255	--
Other marketable securities	5,354	--	--	5,354

Cash equivalents consist of short-term interest-bearing instruments (primarily commercial paper, certificates of deposit and money-market funds) with maturities of three months or less at the date of purchase. Current marketable securities consist of variable-rate demand notes.

Money-market funds reflect their published net asset value and are classified as Level 1 instruments. Commercial paper, certificates of deposit and variable-rate demand notes are generally valued using published interest rates for instruments with similar terms and maturities, and accordingly, are classified as Level 2 instruments. At March 31, 2012, the weighted-average remaining maturity of the cash equivalents was less than one month. Based on their short maturities, the carrying amount of the cash equivalents approximates their fair value.

Con-way holds one auction-rate security, which is valued with an income approach that utilizes a discounted cash flow model. The following table summarizes the change in fair values of Con-way’s auction-rate security, which was valued using Level 3 inputs:

(Dollars in thousands)	Auction-rate security
Balance at December 31, 2010	$6,039
Unrealized loss	(10)
Partial redemption	(675)
Balance at December 31, 2011	$5,354
Unrealized gain	115
Partial redemption	(75)
Balance at March 31, 2012	$5,394

5. Employee Benefit Plans

In the periods presented, employees of Con-way and its subsidiaries in the U.S. were covered under several retirement benefit plans, including defined benefit pension plans, defined contribution retirement plans and a postretirement medical plan. See Note 10, “Employee Benefit Plans,” of Item 8, “Financial Statements and Supplementary Data,” in Con-way’s 2011 Annual Report on Form 10-K for additional information concerning its employee benefit plans, including changes to its defined contribution retirement plans.

Defined Benefit Pension Plans

As a result of plan amendments in previous years, no additional benefits accrue under these plans and already-accrued benefits will not be adjusted for future increases in compensation. The following table summarizes the components of net periodic benefit expense (income) for Con-way’s domestic defined benefit pension plans:

	Qualified Pension Plans		Non-Qualified Pension Plans
	Three Months Ended March 31,		Three Months Ended March 31,
(Dollars in thousands)	2012	2011	2012	2011

Interest cost on benefit obligation	$17,502	$17,970	$856	$937
Expected return on plan assets	(21,111)	(21,542)	--	--
Amortization of net loss	4,830	2,739	281	157
Net periodic benefit expense (income)	$1,221	$(833)	$1,137	$1,094

Con-way expects to make required contributions of $51.4 million to its Qualified Pension Plans in 2012, including $11.9 million contributed through April 2012. Con-way’s estimate of its 2012 contribution is subject to change based on variations in interest rates, asset returns, Pension Protection Act requirements and other factors.

Defined Contribution Retirement Plans

Con-way’s expense for the defined contribution retirement plans was $12.9 million in the first quarter of 2012, compared to $9.0 million in the same period of 2011. In the periods presented, Con-way’s contributions included cash and Con-way common stock. From January 2009 through June 2011, the common stock contributions were made with repurchased common stock (also referred to as treasury stock). In the first three months of 2011, Con-way used 237,184 shares of treasury stock to fund $8.6 million of contributions. Effective in July 2011, Con-way’s contributions were in the form of cash, rather than in treasury stock.

Postretirement Medical Plan

The following table summarizes the components of net periodic benefit expense for the postretirement medical plan:

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011

Service cost	$423	$405
Interest cost on benefit obligation	1,021	1,121
Amortization of prior service credit	(302)	(303)
Net periodic benefit expense	$1,142	$1,223

6. Share-Based Compensation

Under terms of its share-based compensation plans, Con-way grants various types of share-based compensation awards to employees and directors. The plans provide for awards in the form of stock options, nonvested stock (also known as restricted stock), performance-share plan units (“PSPUs”) and stock appreciation rights (“SARs”). See Note 11, “Share-Based Compensation,” of Item 8, “Financial Statements and Supplementary Data,” in Con-way’s 2011 Annual Report on Form 10-K for additional information concerning its share-based compensation awards.

A portion of the awards Con-way granted in the first quarter of 2012 included PSPUs. The PSPUs vest three years from the grant date if certain performance criteria are achieved. The number of shares the award recipients ultimately receive depends upon the achievement of certain performance criteria and can range from 0% to 200% of the grant target. PSPUs are subject to forfeiture if an award recipient leaves Con-way during the three-year period. The PSPUs are valued at the market price of Con-way’s common stock at the date of the award, reduced by the present value of the dividends not received during the three-year vesting period. The amount of expense recorded each period is based on Con-way’s current estimate of the number of shares that will ultimately vest.

The SARs are liability-classified awards and, as a result, Con-way re-measures the fair value of the awards each reporting period until the awards are settled. At March 31, 2012 and December 31, 2011, Con-way had recognized accrued liabilities for cash-settled SARs of $4.2 million and $3.1 million, respectively, using a weighted-average fair value per SAR of $13.33 and $10.85, respectively.

The following expense was recognized for share-based compensation:

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011

Salaries, wages and employee benefits	$5,062	$4,763
Deferred income tax benefit	(1,965)	(1,844)
Net share-based compensation expense	$3,097	$2,919

7. Income Taxes

Con-way recognized a tax provision of $15.8 million in the first quarter of 2012 and $14.4 million in the same quarter of 2011. The first-quarter tax provision in 2011 reflects a $5.9 million charge due to the matter discussed below under “Audit Settlement.” Excluding the effect of various discrete tax adjustments, the first-quarter effective tax rate increased to 38.6% in 2012 from 37.3% in 2011, primarily due to a 2011 benefit associated with a now-expired fuel-related tax credit.

Other accounts receivable in the consolidated balance sheets include income tax receivables of $9.2 million and $4.8 million at March 31, 2012 and December 31, 2011, respectively.

Audit Settlement

In 2011, Con-way settled a disputed issue with the IRS that arose in the 2005 to 2007 audit cycle. This issue primarily related to the treatment and character of certain payments Con-way made to retirees and former employees of Menlo Worldwide Forwarding, Inc. and its subsidiaries (“MWF”) since the 2004 sale of MWF to United Parcel Service, Inc. Con-way and the IRS agreed in the settlement to re-characterize a portion of these payments as capital losses. The re-characterized portion may not be deducted and may be used only to offset capital gains.

8. Commitments and Contingencies

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

Legal Matters

Con-way is a defendant in various legal matters incidental to its businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material effect on Con-way’s financial position, results of operations or cash flows.

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

•
Logistics. The Logistics segment consists of the operating results of the Menlo Worldwide Logistics business unit, which develops contract-logistics solutions, including the management of complex distribution networks and supply-chain engineering and consulting, and also provides multimodal freight-brokerage services.

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

Con-way’s primary business-unit results generally depend on the number, weight and distance of shipments transported, the prices received on those shipments or services and the mix of services provided to customers, as well as the fixed and variable costs incurred by Con-way in providing the services and the ability to manage those costs under changing circumstances. Due to Con-way Freight’s cost structure, sudden or severe changes in shipment volumes can have a negative impact on management’s ability to manage costs.

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

(Dollars in thousands except per share amounts)	Three Months Ended March 31,
	2012	2011

Revenues	$1,366,161	$1,245,627

Operating expenses	1,310,471	1,208,931
Operating income	55,690	36,696
Other non-operating expense	14,268	15,335
Income before income tax provision	41,422	21,361
Income tax provision	15,776	14,439
Net income	$25,646	$6,922

Diluted earnings per share	$0.46	$0.12

Overview

Consolidated revenue for Con-way for the first quarter of 2012 increased 9.7% compared to the first quarter of 2011. The increase in revenue reflects higher revenue at all reporting segments.

Con-way’s 2012 first-quarter consolidated operating income increased 51.8% from the first quarter of 2011 primarily due to increased operating income at Freight. In the first quarter of 2012, Freight’s operating income increased 69.6% from the prior-year period, reflecting higher revenue largely due to increased revenue per hundredweight. Logistics and Truckload also reported increased operating income in the first quarter of 2012.

Other non-operating expense for the first quarter of 2012 decreased $1.1 million from the first quarter of 2011, primarily due to lower fees associated with Con-way’s revolving credit facility and positive variations in foreign exchange gains and losses.

Con-way recognized a tax provision of $15.8 million in the first quarter of 2012 and $14.4 million in the same quarter of 2011. The first-quarter tax provision in 2011 reflects a $5.9 million charge due to the matter more fully discussed in Note 7, “Income Taxes,” of Item 1, “Financial Statements.” Excluding this item and other less material discrete adjustments, the first-quarter 2012 effective tax rate was 38.6%, compared with 37.3% for the first quarter of 2011.

Cost-Reduction Actions

In response to economic conditions, in March 2009 Con-way announced several employee-related measures to reduce costs and conserve cash, as detailed in Item 7, “Management’s Discussion and Analysis – Results of Operations – Overview,” in Con-way’s 2011 Annual Report on Form 10-K. For the comparative periods presented, Con-way’s estimated cost savings related to the suspended contributions to the defined contribution retirement plan were approximately $8 million in the first quarter of 2012 compared to approximately $14 million in the first quarter of 2011. In the fourth quarter of 2011, Con-way reinstated certain contributions to the defined contribution retirement plan; however, the matching contributions have not been reinstated. Any potential reinstatement of Con-way’s matching contributions to the defined contribution retirement plan is based on a number of considerations. The predominant amount of the reported cost savings relate to the Freight segment. Actual results may differ from the estimated amounts depending on factors such as employee count and turnover, and assumptions related to employee retirement plan contributions.

Reporting Segment Review

For the discussion and analysis of segment operating results, management utilizes revenue before inter-segment eliminations. Management believes that revenue before inter-segment eliminations, combined with the detailed operating expense information, provides the most meaningful analysis of segment results. Revenue before inter-segment eliminations is reconciled to revenue from external customers in Note 3, “Segment Reporting,” of Item 1, “Financial Statements.”

Freight

The following table compares operating results, operating margins, and the percentage change in selected operating statistics of the Freight reporting segment:

(Dollars in thousands)	Three Months Ended March 31,
	2012	2011

Revenue before inter-segment eliminations	$831,047	$767,741

Salaries, wages and employee benefits	380,496	361,742
Purchased transportation	138,275	121,523
Fuel and fuel-related taxes	98,305	92,732
Other operating expenses	109,371	107,747
Depreciation and amortization	29,972	27,576
Maintenance	23,596	21,298
Rents and leases	12,096	10,862
Purchased labor	4,434	3,917
Total operating expenses	796,545	747,397
Operating income	$34,502	$20,344

Operating margin	4.2%	2.6%

	2012 vs. 2011
Selected Operating Statistics
Weight per day	+1.5%
Revenue per hundredweight (“yield”)	+6.1%
Shipments per day (“volume”)	+1.1%
Weight per shipment	+0.4%

Freight’s revenue increased 8.2% in the first quarter of 2012 compared with the prior year due to a 6.1% increase in yield and a 1.5% increase in weight per day. The increase in yield was primarily due to increases in base freight rates and fuel-surcharge revenue. The increase in weight per day was due to a 1.1% increase in shipments per day and a 0.4% increase in weight per shipment.

Excluding fuel surcharges, yield in the first quarter of 2012 increased 4.1% as the result of negotiated contractual rate increases as well as a general rate increase that went into effect in August 2011. In the first quarter, fuel-surcharge revenue increased to 17.5% of revenue in 2012 from 16.0% in 2011. The fuel surcharge is intended to compensate Con-way Freight for the adverse effects of higher fuel costs and fuel-related increases in purchased transportation. Fuel surcharges are only one part of Con-way Freight’s overall rate structure, and the total price that Con-way Freight receives from customers for its services is governed by market forces, as more fully discussed below in Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Fuel.”

In the first quarter, Freight’s operating income increased 69.6% to $34.5 million in 2012 from $20.3 million in 2011, reflecting higher revenue and improved margin. In addition to the effect from higher yield, the improved margin in 2012 reflects improved productivity and cost controls, which benefited from steady shipment volumes.

Expenses for salaries, wages and employee benefits increased 5.2% in the first quarter of 2012, reflecting a 17.1% increase in employee benefits and a 1.0% increase in salaries and wages, including variable compensation. Higher expense for employee benefits was primarily due to higher costs for employee medical claims, and increased expenses for holiday pay and defined contribution retirement plans. Higher costs for employee medical claims were primarily due to an increase in expense per claim. Higher expense for holiday pay reflects one paid holiday in the first quarter of 2012 compared to no paid holiday in the first quarter of 2011. The increase in defined contribution retirement plan expense was primarily due to the restoration of certain benefits in the fourth quarter of 2011, as more fully discussed above in “Overview.”

Purchased transportation expense increased 13.8% in the first quarter due to higher rates, including fuel-related cost increases, and increased third-party carrier miles.

In the first quarter of 2012, expenses for fuel and fuel-related taxes increased 6.0% primarily due to an increase in the cost per gallon of diesel fuel, partially offset by lower fuel consumption due to fewer miles driven by company-operated tractors.

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

(Dollars in thousands)	Three Months Ended March 31,
	2012	2011

Revenue before inter-segment eliminations	$419,146	$369,975
Purchased transportation expense	(263,423)	(227,654)
Net revenue	155,723	142,321

Salaries, wages and employee benefits	63,022	53,349
Fuel and fuel-related taxes	237	256
Other operating expense	38,715	39,459
Depreciation and amortization	2,628	2,841
Maintenance	976	702
Rents and leases	15,847	15,708
Purchased labor	22,004	21,360
Total operating expenses excluding
purchased transportation	143,429	133,675
Operating income	$12,294	$8,646

Operating margin on revenue	2.9%	2.3%
Operating margin on net revenue	7.9%	6.1%

In the first quarter of 2012, Logistics’ revenue increased 13.3% due to increases in revenue from both carrier-management and warehouse-management services. In 2012, revenue from carrier-management services in the first quarter increased 16.8% while revenue from warehouse-management services increased 4.9%. Higher revenue from carrier-management services was due to new customers, growth at existing logistics customers and increased freight-brokerage volumes and, to a lesser extent, fuel-related increases in purchased transportation. Increased revenue from warehouse-management services was due to the addition of new customers and growth at existing customers.

Logistics’ net revenue in the first quarter of 2012 increased 9.4%, as revenue growth was partially offset by purchased transportation expense that grew at a higher percentage than revenue. Purchased transportation expense increased 15.7% in the first quarter of 2012 primarily due to increased carrier-management volumes and, to a lesser extent, fuel-related rate increases.

In the first quarter, Logistics’ operating income increased 42.2% to $12.3 million in 2012 from $8.6 million in 2011. Higher operating income was primarily due to the growth in net revenue and improved margins from both warehouse-management services and carrier-management services. Higher margins on warehouse-management services reflect costs incurred in the first quarter of 2011 as the result of warehouse relocations. Higher margins on carrier-management services reflect improved operating results related to freight-brokerage services.

Salaries, wages and employee benefits increased 18.1% in the first quarter of 2012. In the first quarter, salaries and wages, excluding variable compensation, rose 16.7% primarily due to increased average employee counts. Variable compensation expense increased $1.1 million or 39.7% in the first quarter of 2012 based on variations in performance measures relative to variable-compensation plan targets. Employee benefits expense increased 17.7% in the first quarter of 2012 primarily due to increased costs associated with payroll taxes and employee medical claims. Increased expense for payroll taxes was primarily due to the increase in salaries and wages. Higher costs for employee medical claims were primarily due to an increase in expense per claim.

Other operating expenses decreased 1.9% in the first quarter of 2012, primarily due to lower first-quarter costs for information-technology projects (including administrative corporate allocations).

Purchased labor expense increased 3.0% in the first quarter of 2012 due to increased labor demands for new customers, partially offset by a decline in expense as a result of costs incurred in the first quarter of 2011 for warehouse relocations.

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

(Dollars in thousands)	Three Months Ended March 31,
	2012	2011

Freight revenue	$116,253	$110,613
Fuel-surcharge revenue	36,406	30,317
Other revenue	4,664	4,285
Revenue before inter-segment eliminations	157,323	145,215

Salaries, wages and employee benefits	52,910	50,367
Purchased transportation	8,398	5,830
Fuel and fuel-related taxes	45,164	42,994
Other operating expenses	15,854	14,349
Depreciation and amortization	16,595	16,684
Maintenance	7,251	7,371
Rents and leases	324	269
Purchased labor	277	268
Total operating expenses	146,773	138,132
Operating income	$10,550	$7,083

Operating margin on revenue	6.7%	4.9%
Operating margin on revenue
excluding fuel-surcharge revenue	8.7%	6.2%

	2012 vs. 2011
Selected Operating Statistics
Freight revenue per loaded mile	+3.3%
Loaded miles	+1.8%

Truckload’s revenue increased 8.3% in the first quarter of 2012 from the same period of 2011, primarily due to a 20.1% increase in fuel-surcharge revenue and a 5.1% increase in freight revenue. The 5.1% increase in freight revenue reflects a 3.3% increase in revenue per loaded mile, and a 1.8% increase in loaded miles. In the periods presented, higher fuel-surcharge revenue was primarily due to higher fuel prices in 2012 compared to 2011. The increase in loaded miles was primarily due to an increase in the size of the tractor fleet, including owner-operated units, in the first quarter of 2012 from the same period of 2011.

For the first quarter, Truckload’s operating income increased 48.9% to $10.6 million in 2012 from $7.1 million in 2011. Higher operating income was primarily due to an increase in the rate per loaded mile and an improved fuel-surcharge recovery rate.

Salaries, wages and employee benefits increased 5.0% in the first quarter of 2012. Employee benefits expense increased 15.2% in the first quarter of 2012 primarily due to increased costs for employee medical and workers’ compensation claims, which reflect increases in expense per claim. In the first quarter, salaries and wages, excluding variable compensation, rose 1.3% primarily due to an increase in miles driven.

Purchased transportation increased 44.0% in 2012, primarily due to increased miles and fuel-related increases related to Truckload’s owner-operator fleet.

Expenses for fuel and fuel-related taxes increased 5.0% in the first quarter of 2012, reflecting a higher fuel cost per gallon.

Other operating expenses increased 10.5% in the first quarter of 2012, primarily due to a $1.6 million increase in vehicular self-insurance expense. Despite a decline in the number of accidents, vehicular self-insurance expense increased primarily due to an increase in expense per claim. Other increases in other operating expenses were offset by a $1.0 million increase in gains resulting from the disposition of equipment, which reflect improved conditions in the used-tractor market. The estimated salvage values for Con-way Truckload’s tractors have been increased, which is expected to moderate the amount of gains recognized in the remainder of 2012. The increase in estimated salvage values will also result in lower depreciation; however, that change is expected to be more than offset by increases in depreciation associated with trailer and tractor purchases.

Other

The Other reporting segment consists of the operating results of Road Systems, a trailer manufacturer, and certain corporate activities for which the related income or expense has not been allocated to other reporting segments. The table below summarizes the operating results for the Other reporting segment:

(Dollars in thousands)	Three Months Ended March 31,
	2012	2011

Revenue
Road Systems	$14,291	$11,997

Operating income (loss)
Road Systems	$(76)	$(85)
Con-way re-insurance activities	(1,219)	1,325
Con-way corporate properties	(349)	(359)
Other	(12)	(258)
	$(1,656)	$623

Liquidity and Capital Resources

Cash and cash equivalents decreased to $402.8 million at March 31, 2012 from $438.0 million at December 31, 2011, as $80.5 million used in investing activities and $7.5 million used in financing activities exceeded $52.8 million provided by operating activities. Cash used in investing activities primarily reflects capital expenditures for the acquisition of revenue equipment. Cash used in financing activities primarily reflects the payment of common dividends and repayment of capital leases. Cash provided by operating activities came primarily from net income after adjustment for non-cash items.

(Dollars in thousands)	Three Months Ended March 31,
	2012	2011
Operating Activities
Net income	$25,646	$6,922
Non-cash adjustments (1)	75,553	69,688
Changes in assets and liabilities	(48,370)	(15,205)
Net Cash Provided by Operating Activities	52,829	61,405

Net Cash Used in Investing Activities	(80,485)	(51,840)

Net Cash Used in Financing Activities	(7,508)	(8,310)

Increase (Decrease) in Cash and Cash Equivalents	$(35,164)	$1,255

(1) “Non-cash adjustments” refer to depreciation, amortization, deferred income taxes, provision for uncollectible accounts, and other non-cash income and expenses.

Operating Activities

The most significant items affecting the comparison of Con-way’s operating cash flows for the periods presented are summarized below:

In the first three months of 2012, net income and non-cash adjustments collectively increased operating cash flows $24.6 million from the same period of 2011. Changes in assets and liabilities lowered operating cash flow by $33.2 million in the first three months of 2012 compared to the same period of 2011. Changes in accrued income taxes and accrued variable compensation decreased operating cash flows in the first three months of 2012 when compared to the same period of last year, while changes in receivables and self-insurance accruals increased operating cash flows.

Accrued income taxes used $4.5 million in the first three months of 2012, compared to $17.2 million provided in the same prior-year period primarily due to variations in income tax refunds and payments. In the first three months of 2012, Con-way made net payments of $3.4 million and in the first three months of 2011 Con-way received $18.2 million of net refunds.

Accrued variable compensation used $35.5 million in the first quarter of 2012, compared to $15.6 million used in the first quarter of 2011. Variations in performance measures relative to variable-compensation plan targets resulted in a higher level of payments in the first quarter of 2012 when compared to the prior-year period.

In the first three months of 2012, receivables used $68.1 million, compared to $90.5 million used in the first three months of 2011. Changes in receivables reflect variations in revenue and average collection periods.

The change in self-insurance accruals provided $1.0 million in the first three months of 2012, compared to $11.4 million used in the first three months of 2011. The cash provided in the first three months of 2012 was primarily due to increases in cargo claims. The cash used in the first three months of 2011 was primarily due to decreases in the liabilities for vehicular and workers compensation claims.

Investing Activities

The most significant item affecting the comparison of Con-way’s investing cash flows for the periods presented was the change in capital expenditures. In the first three months, capital expenditures were $82.5 million in 2012, compared to $51.5 million in 2011. Increased capital expenditures in 2012 were primarily due to the acquisition of tractor equipment at Con-way Freight.

Financing Activities

There were no significant financing transactions that affected the comparison of Con-way’s financing cash flows for the periods presented.

Contractual Cash Obligations

Con-way’s contractual cash obligations as of December 31, 2011 are summarized in Item 7, “Management’s Discussion and Analysis – Liquidity and Capital Resources – Contractual Cash Obligations,” of Con-way’s 2011 Annual Report on Form 10-K. In the first three months of 2012, there have been no material changes in Con-way’s contractual obligations outside the ordinary course of business.

Capital Resources and Liquidity Outlook

Con-way’s capital requirements relate primarily to the acquisition of revenue equipment to support growth and/or replacement of older equipment with newer equipment. In funding these capital expenditures and meeting working-capital requirements, Con-way utilizes various sources of liquidity and capital, including cash and cash equivalents, cash flow from operations, credit facilities and access to capital markets. Con-way may also manage its liquidity requirements and cash-flow generation by varying the timing and amount of capital expenditures.

Con-way has a $325 million unsecured revolving credit facility that matures on August 2, 2016. The revolving facility is available for cash borrowings and issuance of letters of credit. At March 31, 2012, no cash borrowings were outstanding under the credit facility; however, $171.6 million of letters of credit were outstanding, leaving $153.4 million of available capacity for additional letters of credit or cash borrowings. The revolving facility is guaranteed by certain of Con-way’s material domestic subsidiaries and contains two financial covenants: (i) a leverage ratio and (ii) a fixed-charge coverage ratio. At March 31, 2012, Con-way was in compliance with the revolving credit facility’s financial covenants and expects to remain in compliance.

Con-way had other uncommitted unsecured credit facilities totaling $63.4 million at March 31, 2012, which are available to support short-term borrowings, letters of credit, bank guarantees and overdraft facilities. At March 31, 2012, $15.8 million of cash borrowings and $26.8 million of other credit commitments were outstanding leaving $20.8 million of available capacity.

See “– Forward-Looking Statements” below and Item 1A, “Risk Factors,” and Note 6, “Debt and Other Financing Arrangements,” of Item 8, “Financial Statements and Supplementary Data,” in Con-way’s 2011 Annual Report on Form 10-K for additional information concerning Con-way’s $325 million credit facility and its other debt instruments.

In 2012, Con-way anticipates capital and software expenditures of approximately $300 million, net of asset dispositions, primarily for the acquisition of tractor equipment. Con-way’s actual 2012 capital expenditures may differ from the estimated amount depending on factors such as availability and timing of delivery of equipment.

In the first three months of 2011, Con-way used repurchased common stock (also referred to as treasury stock) to fund $8.6 million of contributions to the defined contribution retirement plan. Effective in July 2011, the contributions were in the form of cash contributed by Con-way, rather than in treasury stock.

At March 31, 2012, Con-way’s senior unsecured debt was rated as investment grade by Standard and Poor’s (BBB-), Fitch Ratings (BBB-), and Moody’s (Baa3). Moody’s assigned an outlook of “negative,” while Standard and Poor’s and Fitch Ratings assigned an outlook of “stable.”

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

There have been no significant changes to the critical accounting policies and estimates disclosed in Con-way’s 2011 Annual Report on Form 10-K.

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

Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of those terms or other variations of those terms or comparable terminology or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data and methods that may be incorrect or imprecise and there can be no assurance that they will be realized. In that regard, certain important factors, among others and in addition to the matters discussed elsewhere in this document and other reports and documents filed by Con-way with the Securities and Exchange Commission, could cause actual results and other matters to differ materially from those discussed in such forward-looking statements. A detailed description of certain of these risk factors is included in Item 1A, “Risk Factors,” of Con-way’s 2011 Annual Report on Form 10-K. Any forward-looking statements speak only as of the date the statement is made, and Con-way does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise  required by law.

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

Interest Rates

Con-way’s exposure to interest-rate fluctuations is more fully discussed in Item 7, “Quantitative and Qualitative Disclosures About Market Risk,” of Con-way’s 2011 Annual Report on Form 10-K.

Fuel

Con-way is subject to risks associated with the price and availability of fuel, which are subject to political, economic and market factors that are outside of Con-way’s control.

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

Con-way’s competitors in the less-than-truckload (“LTL”) and truckload markets also impose fuel surcharges. Although fuel surcharges are generally based on a published national index, there is no industry-standard fuel- surcharge formula. As a result, fuel-surcharge revenue constitutes only part of the overall rate structure. Revenue excluding fuel surcharges (sometimes referred to as base freight rates) represents the collective pricing elements that exclude fuel surcharges. Ultimately, the total amount that Con-way Freight and Con-way Truckload can charge for their services is determined by competitive pricing pressures and market factors.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Certain legal proceedings of Con-way are discussed in Note 8, “Commitments and Contingencies,” of Item 1, “Financial Statements.”

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors previously disclosed in Item 1A, “Risk Factors,” of Con-way’s 2011 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Exhibit No.

(10)	Material Contracts:

	10.1	Form of Restricted Stock Unit Grant Agreement#.

	10.2	Form of Performance Share Plan Unit Grant Agreement (portions of this exhibit have been omitted pursuant to a request for confidential treatment)#.

(31)	Certification of Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)
The following financial statements from Con-way’s Form 10-Q for the quarter ended March 31, 2012, filed on May 4, 2012, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Balance Sheets, (ii) Statements of Consolidated Income, (iii) Statement of Consolidated Comprehensive Income, (iv) Statements of Consolidated Cash Flows, and (v) Notes to Consolidated Financial Statements.

# Designates a contract or compensation Plan for Management or Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Con-way Inc.
(Registrant)

May 4, 2012	/s/ Stephen L. Bruffett
Stephen L. Bruffett
Executive Vice President and
Chief Financial Officer