Form 10-Q
period 2012-06-30
Con-way Inc.
filed 2012-08-03
CIK 23675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Number of shares of Common Stock, $0.625 par value,
outstanding as of July 31, 2012:  55,937,588

CON-WAY INC.
FORM 10-Q
Quarter Ended June 30, 2012

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets -
	June 30, 2012 and December 31, 2011	3

	Statements of Consolidated Income -
	Three and Six Months Ended June 30, 2012 and 2011	5

	Statements of Consolidated Comprehensive Income -
	Three and Six Months Ended June 30, 2012 and 2011	6

	Statements of Consolidated Cash Flows -
	Six Months Ended June 30, 2012 and 2011	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 6.	Exhibits	29

Signatures		30

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CON-WAY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
ASSETS	2012	2011
	(Unaudited)
Current Assets
Cash and cash equivalents	$454,989	$438,010
Marketable securities	5,000	13,255
Trade accounts receivable, net	665,713	577,522
Other accounts receivable	52,087	43,849
Operating supplies, at lower of average cost or market	25,810	22,822
Prepaid expenses	47,773	48,369
Deferred income taxes	21,288	46,563
Total Current Assets	1,272,660	1,190,390

Property, Plant and Equipment
Land	189,737	194,078
Buildings and leasehold improvements	825,669	827,910
Revenue equipment	1,697,720	1,613,806
Other equipment	322,611	318,313
	3,035,737	2,954,107
Accumulated depreciation	(1,500,166)	(1,458,074)
Net Property, Plant and Equipment	1,535,571	1,496,033

Other Assets
Deferred charges and other assets	35,826	36,743
Capitalized software, net	19,272	19,829
Marketable securities	5,185	5,354
Intangible assets, net	12,327	13,951
Goodwill	337,820	337,716
	410,430	413,593
Total Assets	$3,218,661	$3,100,016

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CON-WAY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share amounts)
	June 30,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2012	2011
	(Unaudited)
Current Liabilities
Accounts payable	$402,875	$345,489
Accrued liabilities	256,605	235,146
Self-insurance accruals	101,740	104,328
Short-term borrowings	14,215	14,481
Current maturities of long-term debt and capital leases	21,531	24,026
Total Current Liabilities	796,966	723,470

Long-Term Liabilities
Long-term debt	718,950	718,336
Long-term obligations under capital leases	44,190	51,902
Self-insurance accruals	150,530	158,889
Employee benefits	590,299	610,850
Other liabilities and deferred credits	37,032	39,120
Deferred income taxes	57,783	38,195
Total Liabilities	2,395,750	2,340,762

Commitments and Contingencies (Note 8)

Shareholders' Equity
Common stock, $0.625 par value; authorized 100,000,000 shares;
issued 63,475,232 and 63,065,931 shares, respectively	39,645	39,394
Additional paid-in capital, common stock	606,861	595,992
Retained earnings	935,437	884,758
Cost of repurchased common stock
(7,569,248 and 7,468,869 shares, respectively)	(325,695)	(322,454)
Accumulated other comprehensive loss	(433,337)	(438,436)
Total Shareholders' Equity	822,911	759,254
Total Liabilities and Shareholders' Equity	$3,218,661	$3,100,016

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CON-WAY INC.
STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	$1,446,096	$1,348,549	$2,812,257	$2,594,176

Costs and Expenses
Salaries, wages and employee benefits	544,624	508,874	1,067,094	1,000,514
Purchased transportation	400,200	348,526	768,251	665,516
Fuel and fuel-related taxes	140,354	150,110	284,185	286,137
Other operating expenses	138,529	142,018	275,044	272,700
Depreciation and amortization	53,442	50,540	105,284	100,854
Maintenance	32,671	32,509	64,581	61,981
Rents and leases	28,242	28,730	56,942	56,521
Purchased labor	27,891	27,077	55,043	53,092
	1,365,953	1,288,384	2,676,424	2,497,315

Operating Income	80,143	60,165	135,833	96,861

Other Income (Expense)
Investment income	209	227	444	549
Interest expense	(13,738)	(13,923)	(27,532)	(27,842)
Miscellaneous, net	(1,917)	(1,025)	(2,626)	(2,763)
	(15,446)	(14,721)	(29,714)	(30,056)

Income before Income Tax Provision	64,697	45,444	106,119	66,805
Income Tax Provision	22,897	16,022	38,673	30,461
Net Income	$41,800	$29,422	$67,446	$36,344

Weighted-Average Common Shares Outstanding
Basic	55,809,358	55,413,243	55,756,540	55,227,528
Diluted	56,439,845	56,136,065	56,377,198	55,939,330

Earnings per Common Share
Basic	$0.75	$0.53	$1.21	$0.66
Diluted	$0.74	$0.52	$1.20	$0.65

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CON-WAY INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net Income	$41,800	$29,422	$67,446	$36,344

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(1,456)	709	(726)	1,703
Unrealized gain (loss) on available-for-sale security,
net of deferred tax of $82, $10, $37 and $14, respectively	(127)	(16)	(57)	21
Employee benefit plans
Amortization of actuarial loss included in expense, net of
deferred tax of $1,903, $941, $3,761 and $1,952, respectively	2,931	1,472	5,882	3,054
	1,348	2,165	5,099	4,778

Comprehensive Income	$43,148	$31,587	$72,545	$41,122

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CON-WAY INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash and Cash Equivalents, Beginning of Period	$438,010	$421,420
Operating Activities
Net income	67,446	36,344
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization, net of accretion	104,785	100,364
Non-cash compensation and employee benefits	17,250	12,207
Increase in deferred income taxes	41,139	26,224
Provision for uncollectible accounts	2,426	3,159
Gain from sales of property and equipment, net	(6,446)	(1,632)
Changes in assets and liabilities:
Receivables	(90,218)	(96,076)
Prepaid expenses	596	2,055
Accounts payable	51,792	63,386
Accrued variable compensation	(14,251)	(1,506)
Accrued liabilities, excluding accrued variable compensation
and employee benefits	35,496	25,000
Self-insurance accruals	(10,947)	(14,858)
Accrued income taxes	(7,676)	29,942
Employee benefits	(20,337)	1,389
Deferred charges and credits	(4,611)	1,699
Other	(4,543)	(1,751)
Net Cash Provided by Operating Activities	161,901	185,946
Investing Activities
Capital expenditures	(148,669)	(123,468)
Software expenditures	(3,076)	(3,854)
Proceeds from sales of property and equipment	15,721	4,525
Purchases of marketable securities	(5,000)	—
Proceeds from sales of marketable securities	13,330	300
Net Cash Used in Investing Activities	(127,694)	(122,497)
Financing Activities
Repayment of capital leases	(9,657)	(9,272)
Net proceeds from (repayments of) short-term borrowings	(312)	245
Proceeds from exercise of stock options	2,396	4,087
Excess tax benefit from share-based compensation	1,510	544
Payments of common dividends	(11,165)	(11,060)
Net Cash Used in Financing Activities	(17,228)	(15,456)
Increase in Cash and Cash Equivalents	16,979	47,993
Cash and Cash Equivalents, End of Period	$454,989	$469,413
Supplemental Disclosure
Cash paid (refunded) for income taxes, net	$6,160	$(28,881)
Cash paid for interest, net of amounts capitalized	$27,012	$27,421
Non-cash Investing and Financing Activities
Revenue equipment acquired through partial non-monetary exchanges	$13,658	$15,366
Repurchased common stock issued under defined contribution plan	$—	$17,307
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

Basis of Presentation

These interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and Rule 10-01 of Regulation S-X, and should be read in conjunction with Con-way’s 2011 Annual Report on Form 10-K. Accordingly, significant accounting policies and other disclosures normally provided have been reduced or omitted.

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

Earnings per Share (“EPS”)

Basic EPS is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted EPS is calculated as follows:

(Dollars in thousands except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income	$41,800	$29,422	$67,446	$36,344

Denominator:
Weighted-average common shares outstanding	55,809,358	55,413,243	55,756,540	55,227,528
Stock options and nonvested stock	630,487	722,822	620,658	711,802
	56,439,845	56,136,065	56,377,198	55,939,330

Diluted Earnings per Share:	$0.74	$0.52	$1.20	$0.65

Anti-dilutive securities excluded from the
computation of diluted EPS	1,721,576	2,004,579	1,813,188	2,004,579

New Accounting Standards

As of June 30, 2012, there are no material new accounting standards that have been issued but not yet adopted by Con-way.

Reclassifications

Certain amounts in the prior-period financial statements have been reclassified to conform to the current-period presentation, including the presentation of revenue equipment acquired through partial non-monetary exchanges and the resulting effect on previously reported capital expenditures and proceeds from sales of property and equipment.

2. Goodwill and Intangible Assets

Goodwill

The following table shows the changes in the gross carrying amounts of goodwill attributable to each applicable segment:

(Dollars in thousands)	Logistics	Truckload	Other	Total
Balance at December 31, 2010
Goodwill	$55,374	$464,598	$727	$520,699
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)
	7,138	329,785	727	337,650

Change in foreign currency exchange rates	66	—	—	66
Balances at December 31, 2011
Goodwill	55,440	464,598	727	520,765
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)
	7,204	329,785	727	337,716

Change in foreign currency exchange rates	104	—	—	104
Balances at June 30, 2012
Goodwill	55,544	464,598	727	520,869
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)
	$7,308	$329,785	$727	$337,820

Intangible Assets

Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. In the second quarter and first six months of 2012, amortization expense related to intangible assets was $0.8 million and $1.6 million, respectively, compared to $0.8 million and $1.6 million in the same periods of 2011.

Intangible assets consisted of the following:

	June 30, 2012		December 31, 2011
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$27,635	$15,308	$27,570	$13,619

Estimated amortization expense for the next five years is presented in the following table:

(Dollars in thousands)

Year ending December 31:
Remaining six months of 2012	$1,330
2013	2,356
2014	2,356
2015	2,356
2016	2,356
2017	1,571

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

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues before Inter-segment Eliminations
Freight	$878,524	$839,829	$1,709,571	$1,607,570
Logistics	448,029	394,012	867,175	763,987
Truckload	162,920	155,451	320,243	300,666
Other	14,636	12,297	28,927	24,294
Inter-segment Revenue Eliminations	(58,013)	(53,040)	(113,659)	(102,341)
	$1,446,096	$1,348,549	$2,812,257	$2,594,176
Inter-segment Revenue Eliminations
Freight	$13,466	$12,435	$25,872	$23,726
Logistics	11,822	8,644	22,167	14,805
Truckload	19,205	21,524	38,771	42,370
Other	13,520	10,437	26,849	21,440
	$58,013	$53,040	$113,659	$102,341
Revenues from External Customers
Freight	$865,058	$827,394	$1,683,699	$1,583,844
Logistics	436,207	385,368	845,008	749,182
Truckload	143,715	133,927	281,472	258,296
Other	1,116	1,860	2,078	2,854
	$1,446,096	$1,348,549	$2,812,257	$2,594,176
Operating Income (Loss)
Freight	$53,429	$39,155	$87,931	$59,499
Logistics	12,688	12,095	24,982	20,741
Truckload	14,619	10,323	25,169	17,406
Other	(593)	(1,408)	(2,249)	(785)
	$80,143	$60,165	$135,833	$96,861

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

Financial Assets Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of financial instruments within the fair-value hierarchy:

	June 30, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents	$424,049	$84,076	$339,973	$—
Current marketable securities	5,000	—	5,000	—
Other marketable securities	5,185	—	—	5,185

	December 31, 2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents	$398,450	$84,872	$313,578	$—
Current marketable securities	13,255	—	13,255	—
Other marketable securities	5,354	—	—	5,354

Cash equivalents consist of short-term interest-bearing instruments (primarily commercial paper, certificates of deposit and money-market funds) with maturities of three months or less at the date of purchase. Current marketable securities consist of variable-rate demand notes.

Money-market funds reflect their published net asset value and are classified as Level 1 instruments. Commercial paper, certificates of deposit and variable-rate demand notes are generally valued using published interest rates for instruments with similar terms and maturities, and accordingly, are classified as Level 2 instruments. At June 30, 2012, the weighted-average remaining maturity of the cash equivalents was less than one month. Based on their short maturities, the carrying amount of the cash equivalents approximates their fair value.

Con-way holds one auction-rate security, which is valued with an income approach that utilizes a discounted cash flow model. The following table summarizes the change in fair values of Con-way’s auction-rate security, which was valued using Level 3 inputs:

(Dollars in thousands)	Auction-rate security
Balance at December 31, 2010	$6,039
Unrealized loss	(10)
Partial redemption	(675)
Balance at December 31, 2011	$5,354
Unrealized loss	(94)
Partial redemption	(75)
Balance at June 30, 2012	$5,185

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

Defined Benefit Pension Plans

As a result of plan amendments in previous years, no additional benefits accrue under these plans and already-accrued benefits will not be adjusted for future increases in compensation. The following table summarizes the components of net periodic benefit expense (income) for Con-way’s domestic defined benefit pension plans:

	Qualified Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Interest cost on benefit obligation	$17,582	$17,685	$35,084	$35,655
Expected return on plan assets	(21,095)	(21,426)	(42,206)	(42,968)
Amortization of net loss	4,893	2,534	9,723	5,273
Net periodic benefit expense (income)	$1,380	$(1,207)	$2,601	$(2,040)

	Non-Qualified Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Interest cost on benefit obligation	$863	$957	$1,719	$1,894
Amortization of net loss	242	182	523	339
Net periodic benefit expense	$1,105	$1,139	$2,242	$2,233

Con-way expects to contribute $51.4 million to its Qualified Pension Plans in 2012. Through June 30, 2012, Con-way contributed $11.9 million and in July 2012, contributed $31.1 million to its Qualified Pension Plans. Con-way's estimate of its 2012 contributions is subject to change based on variations in interest rates, asset returns, Pension Protection Act ("PPA") requirements and other factors. In July 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) became law. Among other things, this legislation alters how PPA minimum funding requirements are determined. For 2012, MAP-21 reduced Con-way's PPA minimum funding requirements for its defined benefit pension plans; however, Con-way does not expect to change its 2012 planned contributions.

Defined Contribution Retirement Plans

Con-way’s expense for the defined contribution retirement plans was $12.7 million and $25.6 million in the second quarter and first six months of 2012, respectively, compared to $8.8 million and $17.8 million in the same periods of 2011. In the periods presented, Con-way’s contributions included cash and Con-way common stock. From January 2009 through June 2011, the common stock contributions were made with repurchased common stock (also referred to as treasury stock). In the first six months of 2011, Con-way used 461,151 shares of treasury stock to fund $17.3 million of contributions. Effective in July 2011, Con-way’s contributions were in the form of cash, rather than in treasury stock.

Postretirement Medical Plan

The following table summarizes the components of net periodic benefit expense for the postretirement medical plan:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Service cost	$417	$316	$840	$721
Interest cost on benefit obligation	1,138	1,125	2,159	2,246
Amortization of prior service credit	(301)	(303)	(603)	(606)
Net periodic benefit expense	$1,254	$1,138	$2,396	$2,361

6. Share-Based Compensation

Under terms of its share-based compensation plans, Con-way grants various types of share-based compensation awards to employees and directors. In addition to the awards described in Note 11, “Share-Based Compensation,” of Item 8, “Financial Statements and Supplementary Data,” in Con-way’s 2011 Annual Report on Form 10-K, the plans also provide for awards in the form of performance-share plan units ("PSPUs"). The PSPUs vest three years from the grant date if certain performance criteria are achieved. The number of shares the award recipients ultimately receive depends upon the achievement of certain performance criteria and can range from 0% to 200% of the grant target. PSPUs are subject to forfeiture if an award recipient leaves Con-way during the three-year period. The PSPUs are valued at the market price of Con-way's common stock at the date of the award, reduced by the present value of the dividends not received during the three-year vesting period. The amount of expense recorded each period is based on Con-way's current estimate of the number of shares that will ultimately vest.

At June 30, 2012 and December 31, 2011, Con-way had recognized accrued liabilities for cash-settled Stock Appreciation Rights ("SARs") of $5.3 million and $3.1 million, respectively, using a weighted-average fair value per SAR of $14.96 and $10.85, respectively.

The following expense was recognized for share-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Salaries, wages and employee benefits	$4,767	$4,406	$9,829	$9,169
Deferred income tax benefit	(1,853)	(1,732)	(3,818)	(3,576)
Net share-based compensation expense	$2,914	$2,674	$6,011	$5,593

7. Income Taxes

Con-way recognized a tax provision of $22.9 million in the second quarter of 2012 and $16.0 million in the same quarter of 2011. In the first six months of 2012, Con-way recognized a tax provision of $38.7 million, compared with $30.5 million in 2011. The 2012 first-half tax provision reflects a $2.5 million benefit for discrete adjustments, including $4.2 million of benefit in the second quarter for the release of reserves due to the expiration of the statute of limitations on uncertain tax positions, partially offset by a $2.5 million second-quarter charge for a proposed Internal Revenue Service ("IRS") audit adjustment. The 2011 first-half tax provision reflects $5.3 million of charges for discrete adjustments, including a $5.9 million first-quarter charge due to the matter discussed below under “Audit Settlement.” Excluding the effect of various discrete tax adjustments, the second-quarter effective tax rate increased to 38.9% in 2012 from 37.7% in 2011. For the first half of the year, the effective tax rate increased to 38.8% in 2012 from 37.6% in 2011. The rates in 2012 increased from 2011 primarily due to a 2011 benefit associated with a now-expired fuel-related tax credit.

Other accounts receivable in the consolidated balance sheets include income tax receivables of $12.1 million and $4.8 million at June 30, 2012 and December 31, 2011, respectively.

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

(Dollars in thousands except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$1,446,096	$1,348,549	$2,812,257	$2,594,176

Operating expenses	1,365,953	1,288,384	2,676,424	2,497,315
Operating income	80,143	60,165	135,833	96,861
Other non-operating expense	15,446	14,721	29,714	30,056
Income before income tax provision	64,697	45,444	106,119	66,805
Income tax provision	22,897	16,022	38,673	30,461
Net income	$41,800	$29,422	$67,446	$36,344

Diluted earnings per share	$0.74	$0.52	$1.20	$0.65

Overview

Con-way's consolidated revenue for the second quarter of 2012 increased 7.2% from the second quarter of 2011 and, in the first half of 2012, increased 8.4% from the same prior-year period. The increase in revenue reflects higher revenue at all reporting segments.

Con-way's consolidated operating income for the second quarter increased 33.2% to $80.1 million in 2012 from $60.2 million in 2011. In the year-to-date periods, operating income increased 40.2% to $135.8 million in 2012 from $96.9 million in 2011. For the periods presented, increased operating income at Freight and Truckload reflect improved margins. Logistics also reported higher operating income in the second quarter and first six months of 2012.

Con-way's second-quarter and year-to-date effective tax rates in 2012 were 35.4% and 36.4%, respectively. In the second quarter and first half of 2011, the effective tax rates were 35.3% and 45.6%, respectively. Both years included discrete tax adjustments that affected the effective tax rate, as more fully discussed in Note 7, “Income Taxes,” of Item 1, “Financial Statements.” Excluding the discrete tax adjustments, the second-quarter and year-to-date effective tax rates in 2012 were 38.9% and 38.8%, respectively, compared to 37.7% and 37.6%, respectively, in 2011. The rates in 2012 increased from 2011 primarily due to a 2011 benefit associated with a now-expired fuel-related tax credit.

Cost-Reduction Actions

In response to economic conditions, in March 2009, Con-way announced several employee-related measures to reduce costs and conserve cash, as detailed in Item 7, “Management's Discussion and Analysis - Results of Operations - Overview,” in Con-way's 2011 Annual Report on Form 10-K. For the periods presented, Con-way's comparative expenses were affected by the reinstatement of certain contributions to the defined contribution retirement plan in the fourth quarter of 2011. One of the suspended benefits, matching contributions to the defined contribution retirement plan, has not been reinstated. Any potential reinstatement of Con-way's matching contributions is based on a number of considerations.

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

Freight

The following table compares operating results, operating margins, and the percentage change in selected operating statistics of the Freight reporting segment:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue before inter-segment eliminations	$878,524	$839,829	$1,709,571	$1,607,570

Salaries, wages and employee benefits	396,169	375,916	776,665	737,658
Purchased transportation	148,987	136,718	287,262	258,241
Fuel and fuel-related taxes	95,957	103,722	194,262	196,454
Other operating expenses	111,524	115,748	220,895	223,495
Depreciation and amortization	31,076	27,591	61,048	55,167
Maintenance	24,245	23,935	47,841	45,233
Rents and leases	12,014	11,913	24,110	22,775
Purchased labor	5,123	5,131	9,557	9,048
Total operating expenses	825,095	800,674	1,621,640	1,548,071
Operating income	$53,429	$39,155	$87,931	$59,499

Operating margin	6.1%	4.7%	5.1%	3.7%

	2012 vs. 2011		2012 vs. 2011
Selected Operating Statistics
Weight per day	+0.9%		+1.2%
Revenue per hundredweight ("yield")	+3.2%		+4.6%
Shipments per day ("volume")	-1.2%		-0.1%
Weight per shipment	+2.2%		+1.3%

Freight's revenue in the second quarter of 2012 increased 4.6% from the second quarter of 2011 and in the first half of 2012, increased 6.3% from the same prior-year period. Revenue increased in the second quarter due to a 3.2% increase in yield and a 0.9% increase in weight per day. The 0.9% increase in weight per day reflects a 2.2% increase in weight per shipment, partially offset by a 1.2% decrease in shipments per day. In the first half of 2012, revenue increased due to a 4.6% increase in yield and a 1.2% increase in weight per day. The 1.2% increase in weight per day reflects a 1.3% increase in weight per shipment, partially offset by a 0.1% decrease in shipments per day. The increases in yield were primarily due to increases in base freight rates.

Excluding fuel surcharges, yield in the second quarter and first half of 2012 increased 3.2% and 3.6%, respectively. In the second quarter, Freight's fuel-surcharge revenue decreased to 17.6% of revenue in 2012 from 17.7% in 2011, and in the first six months, increased to 17.6% of revenue in 2012 from 16.9% in 2011. The fuel surcharge is intended to compensate Con-way Freight for the adverse effects of higher fuel costs and fuel-related increases in purchased transportation. Fuel surcharges are only one part of Con-way Freight's overall rate structure, and the total price that Con-way Freight receives from customers for its services is governed by market forces, as more fully discussed below in Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Fuel.”

Freight's operating income in the second quarter and first half of 2012 increased 36.5% and 47.8%, respectively, over the same periods in 2011. Improved operating results in 2012 reflected higher revenues and improved margins. The revenue gains were largely due to yield improvements. The margin improvements also reflect improved productivity and cost controls.

In the second quarter and first half of 2012, expenses for salaries, wages and employee benefits increased 5.4% and 5.3%, respectively, from the same periods in 2011. Salaries and wages, excluding variable compensation, increased 2.7% and 1.6%, respectively, primarily due to salary and wage rate increases in the second quarter of 2012. Variable-compensation expense increased $5.6 million in the second quarter of 2012 and $7.2 million in the first half of 2012 based on improved performance against variable-compensation plan targets. Employee benefits expense increased 7.4% and 12.1%, respectively, when compared to the second quarter and first half of last year. Higher expenses for employee benefits in the second quarter of 2012 were primarily due to increased costs for the defined contribution retirement plans. Higher expenses for employee benefits in the first half of 2012 were primarily due to higher costs for employee medical claims and defined contribution retirement plans. Higher costs for employee medical claims were due to increases in the number of claims and expense per claim. The increase in defined contribution retirement plan expense was primarily due to the restoration of benefits in the fourth quarter of 2011, as more fully discussed above in “Overview.”

Purchased transportation expense increased 9.0% in the second quarter of 2012, and 11.2% in the first half, due to increased third-party miles and higher carrier rates.

Expenses for fuel and fuel-related taxes decreased 7.5% in the second quarter of 2012 and 1.1% in the first half of 2012, primarily due to lower fuel consumption as the result of fewer miles driven by company-operated tractors.

Other operating expenses decreased year-over-year, down 3.6% in the second quarter and 1.2% in the first half, reflecting $3.9 million of second-quarter gains from the sale of excess properties.

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

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue before inter-segment eliminations	$448,029	$394,012	$867,175	$763,987
Purchased transportation expense	(286,191)	(247,028)	(549,614)	(474,682)
Net revenue	161,838	146,984	317,561	289,305

Salaries, wages and employee benefits	66,776	56,621	129,798	109,970
Fuel and fuel-related taxes	206	285	443	541
Other operating expenses	41,413	37,520	80,128	76,979
Depreciation and amortization	2,435	2,795	5,063	5,636
Maintenance	627	719	1,603	1,421
Rents and leases	15,636	15,679	31,483	31,387
Purchased labor	22,057	21,270	44,061	42,630
Total operating expenses excluding purchased transportation	149,150	134,889	292,579	268,564
Operating income	$12,688	$12,095	$24,982	$20,741

Operating margin on revenue	2.8%	3.1%	2.9%	2.7%
Operating margin on net revenue	7.8%	8.2%	7.9%	7.2%

Logistics' revenue in the second quarter and first half of 2012 increased 13.7% and 13.5%, respectively, due to increases in revenue from both carrier-management and warehouse-management services. In 2012, revenue from carrier-management services in the second quarter and first six months increased 18.1% and 17.5%, respectively, while revenue from warehouse-management services increased 2.5% and 3.7%, respectively. Higher revenue from carrier-management services was primarily due to new customers, growth at existing logistics customers and increased freight-brokerage volumes. Increased revenue from warehouse-management services was primarily due to growth at existing customers.

Logistics’ net revenue in the second quarter and first half of 2012 increased 10.1% and 9.8%, respectively, when compared to the prior-year periods. Purchased transportation expense increased 15.9% and 15.8% in the second quarter and first half of 2012, respectively, primarily due to increased carrier-management volumes.

Logistics’ operating income in the second quarter and first half of 2012 increased 4.9% and 20.4%, respectively, when compared to the prior-year periods. Higher operating income in the second quarter of 2012 was primarily due to growth in net revenue and improved margins from carrier-management services, partially offset by lower margins on warehouse-management services. Higher margins on carrier-management services were primarily due to the increase in recognition of revenue under performance-based arrangements. Under performance-based arrangements, revenue is recognized upon the achievement of contractually specified performance measures typically without an associated increase in operating expenses. The level of achievement relating to these performance measures varies each period. Lower margins on warehouse-management services in the second quarter of 2012 were primarily due to increased costs for information-technology projects and higher expenses for salaries and wages. Higher operating income in the first half of 2012 was primarily due to the growth in net revenue and improved margins from both warehouse-management services and carrier-management services. Higher margins on warehouse-management services reflect costs incurred in the first half of 2011 as the result of warehouse relocations. Higher margins on carrier-management services were primarily due to the increase in recognition of revenue under performance-based arrangements.

Salaries, wages and employee benefits increased 17.9% and 18.0% in the second quarter and first half of 2012, respectively. In the second quarter and first six months, salaries and wages, excluding variable compensation, rose 19.5% and 18.1%, respectively, primarily due to increased average employee counts in response to growth from new and existing customers. Employee benefits expense increased 15.1% and 16.3% in the second quarter and first half of 2012, respectively, primarily due to increased costs associated with payroll taxes and employee medical claims. Increased expense for payroll taxes was primarily due to the increase in salaries and wages. Higher costs for employee medical claims were primarily due to an increase in the number of claims. Variable-compensation expense increased $0.5 million or 13.0% in the second quarter of 2012 and $1.6 million or 24.3% in the first half of 2012 primarily due to increases in salaries and wages.

Other operating expenses increased 10.4% and 4.1% in the second quarter and first half of 2012, respectively, primarily due to higher costs for information-technology projects that support customer operations.

Truckload

The table below compares operating results, operating margins and the percentage change in selected operating statistics of the Truckload reporting segment. The table summarizes the segment’s revenue before inter-segment eliminations, including freight revenue, fuel-surcharge revenue and other non-freight revenue.

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Freight revenue	$120,173	$113,965	$236,426	$224,578
Fuel-surcharge revenue	38,015	37,152	74,421	67,469
Other revenue	4,732	4,334	9,396	8,619
Revenue before inter-segment eliminations	162,920	155,451	320,243	300,666

Salaries, wages and employee benefits	53,682	52,053	106,592	102,420
Purchased transportation	9,194	7,033	17,592	12,863
Fuel and fuel-related taxes	44,059	45,971	89,223	88,965
Other operating expenses	15,966	14,605	31,820	28,954
Depreciation and amortization	17,096	17,145	33,691	33,829
Maintenance	7,691	7,784	14,942	15,155
Rents and leases	324	264	648	533
Purchased labor	289	273	566	541
Total operating expenses	148,301	145,128	295,074	283,260
Operating income	$14,619	$10,323	$25,169	$17,406

Operating margin on revenue	9.0%	6.6%	7.9%	5.8%
Operating margin on revenue
excluding fuel-surcharge revenue	11.7%	8.7%	10.2%	7.5%

	2012 vs. 2011		2012 vs. 2011
Selected Operating Statistics
Freight revenue per loaded mile	+3.0%		+3.1%
Loaded miles	+2.4%		+2.1%

Truckload’s revenue increased 4.8% in the second quarter of 2012 from the same period of 2011, primarily due to a 5.4% increase in freight revenue. The 5.4% increase in freight revenue reflects a 3.0% increase in revenue per loaded mile, and a 2.4% increase in loaded miles. In the first six months of 2012, Truckload's revenue increased 6.5% from the same prior-year period, reflecting a 5.3% increase in freight revenue, and a 10.3% increase in fuel-surcharge revenue. The 5.3% increase in freight revenue reflects a 3.1% increase in revenue per loaded mile and a 2.1% increase in loaded miles. In the first six months of 2012, higher fuel-surcharge revenue was primarily due to higher fuel prices in 2012 compared to 2011. The increase in loaded miles was primarily due to an increase in the number of owner-operated units, in the second quarter and first six months of 2012 when compared to the same periods of 2011.

For the second quarter, Truckload reported operating income of $14.6 million in 2012 compared to $10.3 million in 2011, and in the first half, $25.2 million in 2012 compared to $17.4 million in 2011. Higher operating income was primarily due to an increase in the rate per loaded mile and an improved fuel-surcharge recovery rate.

Salaries, wages and employee benefits increased 3.1% and 4.1% in the second quarter and first half of 2012, respectively. Employee benefits expense increased 7.0% in the second quarter of 2012 primarily due to increased costs for workers' compensation claims, which reflect increases in the number of claims and expense per claim. Employee benefits expense increased 11.0% in the first half of 2012 primarily due to increased costs for workers' compensation and employee medical claims. The increase in expense for workers' compensation claims in the first half of 2012 was due to an increase in expense per claim, partially offset by a decline in the number of claims. The increase in expense for employee medical claims was due to increases in the number of claims and expense per claim. Variable-compensation expense increased $0.5 million or 49.3% in the second quarter of 2012 and $1.1 million or 72.7% in the first half of 2012 based on variations in performance measures relative to variable-compensation plan targets.

Purchased transportation increased 30.7% and 36.8% in the second quarter and first half of 2012, respectively, primarily due to increased miles and fuel-related increases related to Truckload’s owner-operator fleet.

Expenses for fuel and fuel-related taxes decreased 4.2% in the second quarter of 2012, primarily due to a decrease in the average fuel price per gallon and improved miles per gallon compared to the same period of 2011. Expenses for fuel and fuel-related taxes increased 0.3% in the first half of 2012, reflecting higher cost per gallon compared to the first half of 2011.

Other operating expenses increased 9.3% and 9.9% in the second quarter and first half of 2012, respectively. Higher other operating expenses in the second quarter of 2012 reflect increases in a variety of expense categories, including employee development. Higher operating expenses in the first half of 2012 were primarily due to increases for vehicular self-insurance and employee development. Higher expenses for employee development relate to increased driver certification and training costs. Higher vehicular self-insurance expense in the first half of 2012 was due to an increase in expense per claim. In the second quarter and first half of 2012, other operating expenses benefited from gains resulting from the disposition of equipment, which lowered expenses by $0.7 million and $1.7 million, respectively, when compared to the prior-year periods. The gains reflect improved conditions in the used-tractor market. The estimated salvage values for Con-way Truckload's tractors have been increased, which is expected to moderate the amount of gains recognized in the remainder of 2012. The increase in estimated salvage values will also result in lower depreciation; however, that change is expected to be more than offset by increases in depreciation associated with trailer and tractor purchases.

Other

The Other reporting segment consists of the operating results of Road Systems, a trailer manufacturer, and certain corporate activities for which the related income or expense has not been allocated to other reporting segments. The table below summarizes the operating results for the Other reporting segment:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue
Road Systems	$14,636	$12,297	$28,927	$24,294

Operating income (loss)
Road Systems	$(49)	$6	$(125)	$(79)
Con-way re-insurance activities	(209)	(1,289)	(1,428)	36
Con-way corporate properties	(331)	(371)	(680)	(730)
Other	(4)	246	(16)	(12)
	$(593)	$(1,408)	$(2,249)	$(785)

Liquidity and Capital Resources

Cash and cash equivalents increased to $455.0 million at June 30, 2012 from $438.0 million at December 31, 2011, as $161.9 million provided by operating activities exceeded $127.7 million used in investing activities and $17.2 million used in financing activities. Cash provided by operating activities came primarily from net income after adjustment for non-cash items. Cash used in investing activities primarily reflects capital expenditures. Cash used in financing activities primarily reflects the payment of common dividends and repayment of capital leases.

(Dollars in thousands)	Six Months Ended June 30,
	2012	2011
Operating Activities
Net income	$67,446	$36,344
Non-cash adjustments (1)	159,154	140,322
Changes in assets and liabilities	(64,699)	9,280
Net Cash Provided by Operating Activities	161,901	185,946

Net Cash Used in Investing Activities	(127,694)	(122,497)

Net Cash Used in Financing Activities	(17,228)	(15,456)

Increase in Cash and Cash Equivalents	$16,979	$47,993

(1) “Non-cash adjustments” refer to depreciation, amortization, deferred income taxes, provision for uncollectible accounts, and other non-cash income and expenses.

Operating Activities

The most significant items affecting the comparison of Con-way’s operating cash flows for the periods presented are summarized below:

In the first six months of 2012, net income and non-cash adjustments collectively increased operating cash flows $49.9 million over the same period of 2011. Changes in assets and liabilities decreased operating cash flow by $74.0 million in the first six months of 2012 compared to the same period of 2011. Comparative changes were primarily due to accrued income taxes, employee benefits and accrued variable compensation.

Accrued income taxes used $7.7 million in the first six months of 2012, compared to $29.9 million provided in the same prior-year period primarily due to variations in income tax payments and refunds. In the first six months of 2012, Con-way made net payments of $6.2 million, and in the first six months of 2011 Con-way received $28.9 million of net refunds.

Employee benefits used $20.3 million in the first six months of 2012, compared to $1.4 million provided in the same prior-year period primarily due to a change in the funding method for contributions to the defined contribution retirement plan. As detailed in Note 5, “Employee Benefit Plans,” of Item 1, “Financial Statements,” Con-way used repurchased common stock (also referred to as treasury stock) to fund contributions to the defined contribution retirement plan in the first six months of 2011. Effective in July 2011, the contributions were in the form of cash contributed by Con-way, rather than in treasury stock.

Accrued variable compensation used $14.3 million in the first six months of 2012, compared to $1.5 million used in the same prior-year period. Variations in performance measures relative to variable-compensation plan targets resulted in a higher level of payments in the first six months of 2012 when compared to the prior-year period.

Investing Activities

The most significant item affecting the comparison of Con-way’s investing cash flows for the periods presented was the change in capital expenditures. In the first six months, capital expenditures were $148.7 million in 2012, compared to $123.5 million in 2011. Increased capital expenditures in 2012 were primarily due to the acquisition of tractor equipment at Con-way Freight.

Proceeds from sales of property and equipment increased to $15.7 million in the first six months of 2012 compared to $4.5 million in the first six months of 2011, primarily due to the sale of two facilities in the Freight segment.

Financing Activities

There were no significant financing transactions that affected the comparison of Con-way’s financing cash flows for the periods presented.

Contractual Cash Obligations

Con-way’s contractual cash obligations as of December 31, 2011 are summarized in Item 7, “Management’s Discussion and Analysis – Liquidity and Capital Resources – Contractual Cash Obligations,” of Con-way’s 2011 Annual Report on Form 10-K. In the first six months of 2012, there have been no material changes in Con-way’s contractual obligations outside the ordinary course of business.

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

Con-way has a $325 million unsecured revolving credit facility that matures on August 2, 2016. The revolving facility is available for cash borrowings and issuance of letters of credit. At June 30, 2012, no cash borrowings were outstanding under the credit facility; however, $170.2 million of letters of credit were outstanding, leaving $154.8 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions of borrowing. The revolving facility is guaranteed by certain of Con-way’s material domestic subsidiaries and contains two financial covenants: (i) a leverage ratio and (ii) a fixed-charge coverage ratio. At June 30, 2012, Con-way was in compliance with the revolving credit facility’s financial covenants and expects to remain in compliance.

Con-way had other uncommitted unsecured credit facilities totaling $65.3 million at June 30, 2012, which are available to support short-term borrowings, letters of credit, bank guarantees and overdraft facilities. At June 30, 2012, $14.2 million of cash borrowings and $27.8 million of other credit commitments were outstanding leaving $23.3 million of available capacity.

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

At June 30, 2012, Con-way’s senior unsecured debt was rated as investment grade by Standard and Poor’s (BBB-), Fitch Ratings (BBB-), and Moody’s (Baa3). Standard and Poor's, Fitch Ratings, and Moody's assigned an outlook of “stable.”

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Certain legal proceedings of Con-way are discussed in Note 8, “Commitments and Contingencies,” of Item 1, “Financial Statements.”

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors previously disclosed in Item 1A, “Risk Factors,” of Con-way’s 2011 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Exhibit No.
(10)	Material Contracts:

	10.1	Con-way Inc. 2012 Equity and Incentive Plan (Appendix A to Con-way's Proxy Statement filed on April 3, 2012). *#

	10.2	Form of Restricted Stock Award Agreement for Non-Employee Directors.#

	10.3	Consulting Agreement between Con-way Inc. and Herbert J. Schmidt dated June 26, 2012 (Exhibit 10.1 to Con-way's Report on Form 8-K filed on June 29, 2012*#).

(31)	Certification of Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)
The following financial statements from Con-way’s Form 10-Q for the quarter ended June 30, 2012, filed on August 3, 2012, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Balance Sheets, (ii) Statements of Consolidated Income, (iii) Statement of Consolidated Comprehensive Income, (iv) Statements of Consolidated Cash Flows, and (v) Notes to Consolidated Financial Statements.

* Previously filed with the Securities and Exchange Commission and incorporated herein by reference.
# Designates a contract or compensation plan for Management or Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Con-way Inc.
(Registrant)

August 3, 2012	/s/ Stephen L. Bruffett
Stephen L. Bruffett
Executive Vice President and
Chief Financial Officer

