Form 10-Q
period 2012-09-30
Con-way Inc.
filed 2012-11-02
CIK 23675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Number of shares of Common Stock, $0.625 par value,
outstanding as of October 31, 2012:  55,968,995

CON-WAY INC.
FORM 10-Q
Quarter Ended September 30, 2012

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets -
	September 30, 2012 and December 31, 2011	3

	Statements of Consolidated Income -
	Three and Nine Months Ended September 30, 2012 and 2011	5

	Statements of Consolidated Comprehensive Income -
	Three and Nine Months Ended September 30, 2012 and 2011	6

	Statements of Consolidated Cash Flows -
	Nine Months Ended September 30, 2012 and 2011	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 6.	Exhibits	30

Signatures		31

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CON-WAY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
ASSETS	2012	2011
	(Unaudited)
Current Assets
Cash and cash equivalents	$442,021	$438,010
Marketable securities	3,200	13,255
Trade accounts receivable, net	629,370	577,522
Other accounts receivable	53,196	43,849
Operating supplies, at lower of average cost or market	25,674	22,822
Prepaid expenses	38,564	48,369
Deferred income taxes	17,069	46,563
Total Current Assets	1,209,094	1,190,390

Property, Plant and Equipment
Land	189,319	194,078
Buildings and leasehold improvements	829,231	827,910
Revenue equipment	1,709,507	1,613,806
Other equipment	328,304	318,313
	3,056,361	2,954,107
Accumulated depreciation	(1,509,860)	(1,458,074)
Net Property, Plant and Equipment	1,546,501	1,496,033

Other Assets
Deferred charges and other assets	34,957	36,743
Capitalized software, net	20,941	19,829
Marketable securities	—	5,354
Intangible assets, net	11,586	13,951
Goodwill	338,041	337,716
	405,525	413,593
Total Assets	$3,161,120	$3,100,016

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CON-WAY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share amounts)
	September 30,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2012	2011
	(Unaudited)
Current Liabilities
Accounts payable	$361,489	$345,489
Accrued liabilities	255,472	235,146
Self-insurance accruals	104,272	104,328
Short-term borrowings	10,639	14,481
Current maturities of long-term debt and capital leases	12,745	24,026
Total Current Liabilities	744,617	723,470

Long-Term Liabilities
Long-term debt	718,983	718,336
Long-term obligations under capital leases	36,765	51,902
Self-insurance accruals	148,903	158,889
Employee benefits	555,070	610,850
Other liabilities and deferred credits	34,814	39,120
Deferred income taxes	71,581	38,195
Total Liabilities	2,310,733	2,340,762

Commitments and Contingencies (Note 8)

Shareholders' Equity
Common stock, $0.625 par value; authorized 100,000,000 shares;
issued 63,550,965 and 63,065,931 shares, respectively	39,692	39,394
Additional paid-in capital, common stock	611,094	595,992
Retained earnings	955,141	884,758
Cost of repurchased common stock
(7,581,970 and 7,468,869 shares, respectively)	(326,088)	(322,454)
Accumulated other comprehensive loss	(429,452)	(438,436)
Total Shareholders' Equity	850,387	759,254
Total Liabilities and Shareholders' Equity	$3,161,120	$3,100,016

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CON-WAY INC.
STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues	$1,404,113	$1,377,079	$4,216,370	$3,971,255

Costs and Expenses
Salaries, wages and employee benefits	534,011	516,083	1,601,105	1,516,597
Purchased transportation	384,312	365,306	1,152,563	1,030,822
Other operating expenses	145,660	145,298	420,704	417,998
Fuel and fuel-related taxes	136,011	142,185	420,196	428,322
Depreciation and amortization	55,403	50,814	160,687	151,668
Maintenance	33,893	35,711	98,474	97,692
Rents and leases	29,654	30,423	86,596	86,944
Purchased labor	29,956	30,134	84,999	83,226
	1,348,900	1,315,954	4,025,324	3,813,269

Operating Income	55,213	61,125	191,046	157,986

Other Income (Expense)
Investment income	204	163	648	712
Interest expense	(13,667)	(13,909)	(41,199)	(41,751)
Miscellaneous, net	(592)	227	(3,218)	(2,536)
	(14,055)	(13,519)	(43,769)	(43,575)

Income before Income Tax Provision	41,158	47,606	147,277	114,411
Income Tax Provision	15,854	18,478	54,527	48,939
Net Income	$25,304	$29,128	$92,750	$65,472

Weighted-Average Common Shares Outstanding
Basic	55,906,636	55,535,074	55,806,937	55,331,170
Diluted	56,463,535	56,117,334	56,432,216	56,054,059

Earnings per Common Share
Basic	$0.45	$0.52	$1.66	$1.18
Diluted	$0.45	$0.52	$1.64	$1.17

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CON-WAY INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net Income	$25,304	$29,128	$92,750	$65,472

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	674	(1,226)	(52)	477
Unrealized gain on available-for-sale security,
net of deferred tax of $182, $7, $145 and $21, respectively	283	12	226	33
Employee benefit plans
Amortization of actuarial loss included in expense, net of
deferred tax of $1,872, $976, $5,633 and $2,928, respectively	2,928	1,527	8,810	4,581
	3,885	313	8,984	5,091

Comprehensive Income	$29,189	$29,441	$101,734	$70,563

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CON-WAY INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash and Cash Equivalents, Beginning of Period	$438,010	$421,420
Operating Activities
Net income	92,750	65,472
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization, net of accretion	159,936	150,905
Non-cash compensation and employee benefits	25,299	17,668
Increase in deferred income taxes	57,102	42,049
Provision for uncollectible accounts	3,267	4,973
Gain from sales of property, equipment and investment, net	(8,015)	(1,923)
Changes in assets and liabilities:
Receivables	(54,586)	(104,658)
Prepaid expenses	9,805	16,350
Accounts payable	8,716	53,788
Accrued variable compensation	(4,742)	12,806
Accrued liabilities, excluding accrued variable compensation
and employee benefits	25,153	15,172
Self-insurance accruals	(10,042)	(11,970)
Accrued income taxes	(8,949)	31,218
Employee benefits	(55,865)	(51,430)
Deferred charges and credits	(3,915)	1,508
Other	(6,211)	(5,878)
Net Cash Provided by Operating Activities	229,703	236,050
Investing Activities
Capital expenditures	(213,217)	(176,677)
Software expenditures	(5,743)	(7,280)
Proceeds from sales of property and equipment	19,385	6,083
Purchases of marketable securities	(8,200)	(11,230)
Proceeds from sales of marketable securities	23,613	525
Net Cash Used in Investing Activities	(184,162)	(188,579)
Financing Activities
Repayment of capital leases	(25,868)	(14,884)
Net repayments of short-term borrowings	(3,891)	(3,732)
Payment of debt issuance costs	—	(661)
Proceeds from exercise of stock options	3,357	5,374
Excess tax benefit from share-based compensation	1,632	713
Payments of common dividends	(16,760)	(16,617)
Net Cash Used in Financing Activities	(41,530)	(29,807)
Increase in Cash and Cash Equivalents	4,011	17,664
Cash and Cash Equivalents, End of Period	$442,021	$439,084
Supplemental Disclosure
Cash paid (refunded) for income taxes, net	$7,260	$(28,005)
Cash paid for interest, net of amounts capitalized	$43,105	$43,765
Non-cash Investing and Financing Activities
Revenue equipment acquired through partial non-monetary exchanges	$23,974	$25,708
Repurchased common stock issued under defined contribution plan	$—	$17,307
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

Basis of Presentation

These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and Rule 10-01 of Regulation S-X, and should be read in conjunction with Con-way’s 2011 Annual Report on Form 10-K. Accordingly, significant accounting policies and other disclosures normally provided have been reduced or omitted. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary to present fairly Con-way’s financial position, results of operations and cash flows for the periods presented. Results for the interim periods presented are not necessarily indicative of annual results.

Earnings per Share (“EPS”)

Basic EPS is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted EPS is calculated as follows:

(Dollars in thousands except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income	$25,304	$29,128	$92,750	$65,472

Denominator:
Weighted-average common shares outstanding	55,906,636	55,535,074	55,806,937	55,331,170
Stock options and nonvested stock	556,899	582,260	625,279	722,889
	56,463,535	56,117,334	56,432,216	56,054,059

Diluted Earnings per Share:	$0.45	$0.52	$1.64	$1.17

Anti-dilutive securities excluded from the
computation of diluted EPS	1,818,992	2,070,672	1,779,609	1,838,289

New Accounting Standards

As of September 30, 2012, there are no material new accounting standards that have been issued but not yet adopted by Con-way.

2. Goodwill and Intangible Assets

Goodwill

The following table shows the changes in the gross carrying amounts of goodwill attributable to each applicable segment:

(Dollars in thousands)	Logistics	Truckload	Other	Total
Balance at December 31, 2010
Goodwill	$55,374	$464,598	$727	$520,699
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)
	7,138	329,785	727	337,650

Change in foreign currency exchange rates	66	—	—	66
Balances at December 31, 2011
Goodwill	55,440	464,598	727	520,765
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)
	7,204	329,785	727	337,716

Change in foreign currency exchange rates	325	—	—	325
Balances at September 30, 2012
Goodwill	55,765	464,598	727	521,090
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)
	$7,529	$329,785	$727	$338,041

Intangible Assets

Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. In the third quarter and first nine months of 2012, amortization expense related to intangible assets was $0.8 million and $2.4 million, respectively, compared to $0.9 million and $2.5 million in the same periods of 2011.

Intangible assets consisted of the following:

	September 30, 2012		December 31, 2011
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$23,098	$11,512	$27,570	$13,619

Estimated amortization expense for the next five years is presented in the following table:

(Dollars in thousands)

Year ending December 31:
Remaining three months of 2012	$590
2013	2,356
2014	2,356
2015	2,356
2016	2,356
2017	1,571

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

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues before Inter-segment Eliminations
Freight	$858,276	$843,300	$2,567,847	$2,450,870
Logistics	427,790	417,142	1,294,965	1,181,129
Truckload	160,094	158,705	480,337	459,371
Other	15,229	12,160	44,156	36,454
Inter-segment Revenue Eliminations	(57,276)	(54,228)	(170,935)	(156,569)
	$1,404,113	$1,377,079	$4,216,370	$3,971,255
Inter-segment Revenue Eliminations
Freight	$11,996	$13,205	$37,868	$36,931
Logistics	12,625	9,411	34,792	24,216
Truckload	18,502	20,921	57,273	63,291
Other	14,153	10,691	41,002	32,131
	$57,276	$54,228	$170,935	$156,569
Revenues from External Customers
Freight	$846,280	$830,095	$2,529,979	$2,413,939
Logistics	415,165	407,731	1,260,173	1,156,913
Truckload	141,592	137,784	423,064	396,080
Other	1,076	1,469	3,154	4,323
	$1,404,113	$1,377,079	$4,216,370	$3,971,255
Operating Income (Loss)
Freight	$34,441	$40,721	$122,372	$100,220
Logistics	10,990	12,679	35,972	33,420
Truckload	11,273	7,867	36,442	25,273
Other	(1,491)	(142)	(3,740)	(927)
	$55,213	$61,125	$191,046	$157,986

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

Financial Assets Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of financial instruments within the fair-value hierarchy:

	September 30, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents	$398,496	$84,082	$314,414	$—
Current marketable securities	3,200	—	3,200	—

	December 31, 2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents	$398,450	$84,872	$313,578	$—
Current marketable securities	13,255	—	13,255	—
Other marketable securities	5,354	—	—	5,354

Cash equivalents consist of short-term interest-bearing instruments (primarily commercial paper, certificates of deposit and money-market funds) with maturities of three months or less at the date of purchase. Current marketable securities consist of variable-rate demand notes.

Money-market funds reflect their published net asset value and are classified as Level 1 instruments. Commercial paper, certificates of deposit and variable-rate demand notes are generally valued using published interest rates for instruments with similar terms and maturities, and accordingly, are classified as Level 2 instruments. At September 30, 2012, the weighted-average remaining maturity of the cash equivalents was less than one month. Based on their short maturities, the carrying amount of the cash equivalents approximates their fair value.

Level 3 investments consisted of one auction-rate security at December 31, 2010 and December 31, 2011, which was valued with an income approach that utilized a discounted cash flow model. This investment was sold during the three months ended September 30, 2012. The following table summarizes the change in fair value of Con-way’s auction-rate security, which was valued using Level 3 inputs:

(Dollars in thousands)	Auction-rate security
Balance at December 31, 2010	$6,039
Loss included in other comprehensive income	(10)
Settlements	(675)
Balance at December 31, 2011	$5,354
Gains (Losses)
Included in earnings	(367)
Included in other comprehensive income	371
Settlements and Sales
Settlements	(75)
Sales	(5,283)
Balance at September 30, 2012	$—

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

Defined Benefit Pension Plans

As a result of plan amendments in previous years, no additional benefits accrue under these plans and already-accrued benefits will not be adjusted for future increases in compensation. The following table summarizes the components of net periodic benefit expense (income) for Con-way’s domestic defined benefit pension plans:

	Qualified Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Interest cost on benefit obligation	$17,542	$17,827	$52,626	$53,482
Expected return on plan assets	(21,102)	(21,483)	(63,308)	(64,451)
Amortization of net loss	4,862	2,636	14,585	7,909
Net periodic benefit expense (income)	$1,302	$(1,020)	$3,903	$(3,060)

	Non-Qualified Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Interest cost on benefit obligation	$860	$946	$2,579	$2,840
Amortization of net loss	240	170	763	509
Net periodic benefit expense	$1,100	$1,116	$3,342	$3,349

Con-way has made $51.4 million in contributions to its Qualified Pension Plans in 2012, including $8.4 million contributed in October 2012. Con-way does not anticipate making any further contributions to the plans in 2012.

Defined Contribution Retirement Plans

Con-way’s expense for defined contribution retirement plans was $12.0 million and $37.6 million in the third quarter and first nine months of 2012, respectively, compared to $8.4 million and $26.2 million in the same periods of 2011. In the periods presented, Con-way’s contributions included cash and Con-way common stock. From January 2009 through June 2011, the common stock contributions were made with repurchased common stock (also referred to as treasury stock). In 2011, Con-way used 461,151 shares of treasury stock to fund $17.3 million of contributions.

Postretirement Medical Plan

The following table summarizes the components of net periodic benefit expense for the postretirement medical plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Service cost	$419	$360	$1,259	$1,081
Interest cost on benefit obligation	1,080	1,123	3,239	3,369
Amortization of prior service credit	(302)	(303)	(905)	(909)
Net periodic benefit expense	$1,197	$1,180	$3,593	$3,541

6. Share-Based Compensation

Under terms of its share-based compensation plans, Con-way grants various types of share-based compensation awards to employees and directors. In addition to the awards described in Note 11, “Share-Based Compensation,” of Item 8, “Financial Statements and Supplementary Data,” in Con-way’s 2011 Annual Report on Form 10-K, the plans also provide for awards in the form of performance-share plan units ("PSPUs"). The PSPUs vest three years from the grant date if certain performance criteria are achieved. The number of shares the award recipients ultimately receive depends upon the achievement of certain performance criteria and can range from 0% to 200% of the grant target. PSPUs are subject to forfeiture if an award recipient ceases to be an active full-time employee prior to the end of the three-year period, subject in some cases to early vesting upon specified events, including death or disability of the award recipient, or termination of employment following a change in control of Con-way. The PSPUs are valued at the market price of Con-way's common stock at the date of the award, reduced by the present value of the dividends not received during the three-year vesting period. The amount of expense recorded each period is based on Con-way's current estimate of the number of shares that will ultimately vest.

At September 30, 2012 and December 31, 2011, Con-way had recognized accrued liabilities for cash-settled Stock Appreciation Rights ("SARs") of $3.6 million and $3.1 million, respectively, using a weighted-average fair value per SAR of $7.91 and $10.85, respectively.

The following expense was recognized for share-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Salaries, wages and employee benefits	$1,542	$316	$11,371	$9,485
Deferred income tax benefit	(596)	(89)	(4,414)	(3,665)
Net share-based compensation expense	$946	$227	$6,957	$5,820

7. Income Taxes

Con-way's third-quarter and year-to-date effective tax rates in 2012 were 38.5% and 37.0%, respectively. In the third quarter and first nine months of 2011, the effective tax rates were 38.8% and 42.8%, respectively. The year-to-date 2012 tax provision reflects a $2.5 million benefit for discrete adjustments, including $4.2 million of benefit in the second quarter for the release of reserves due to the expiration of the statute of limitations on uncertain tax positions, partially offset by a $2.5 million second-quarter charge for a proposed Internal Revenue Service ("IRS") audit adjustment. The 2011 year-to-date tax provision reflects $6.0 million of charges for discrete adjustments, including a $5.9 million first-quarter charge due to the matter discussed below under “Audit Settlement.” Excluding the effect of various discrete tax adjustments, the third-quarter and year-to-date 2012 effective tax rates were 38.4% and 38.7%, respectively. In the third quarter and first nine months of 2011, the effective tax rates, excluding discrete adjustments, were 37.4% and 37.5%, respectively. The rates in 2012 increased from 2011 primarily due to a 2011 benefit associated with a now-expired fuel-related tax credit.

Other accounts receivable in the consolidated balance sheets include income tax receivables of $13.3 million and $4.8 million at September 30, 2012 and December 31, 2011, respectively.

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

(Dollars in thousands except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$1,404,113	$1,377,079	$4,216,370	$3,971,255

Operating expenses	1,348,900	1,315,954	4,025,324	3,813,269
Operating income	55,213	61,125	191,046	157,986
Other non-operating expense	14,055	13,519	43,769	43,575
Income before income tax provision	41,158	47,606	147,277	114,411
Income tax provision	15,854	18,478	54,527	48,939
Net income	$25,304	$29,128	$92,750	$65,472

Diluted earnings per share	$0.45	$0.52	$1.64	$1.17

Overview

Con-way's third-quarter consolidated revenue increased 2.0% in 2012 compared with 2011, and consolidated revenue on a year-to-date basis increased 6.2% from 2011 to 2012. The increases in consolidated revenue for both periods reflect higher revenue at all segments.

Con-way's consolidated operating income for the third quarter decreased 9.7% to $55.2 million in 2012 from $61.1 million in 2011, the result of declines in the Freight, Logistics and Other segments. The declines at Freight and Logistics were the result of reduced operating margins, while the decline in Other was due to reinsurance activities. In the year-to-date periods, operating income increased 20.9% to $191.0 million in 2012 from $158.0 million in 2011, primarily due to increases at the Freight and Truckload segments.

Con-way's third-quarter and year-to-date effective tax rates in 2012 were 38.5% and 37.0%, respectively. In the third quarter and first nine months of 2011, the effective tax rates were 38.8% and 42.8%, respectively. Both years included discrete tax adjustments that affected the effective tax rate, as more fully discussed in Note 7, “Income Taxes,” of Item 1, “Financial Statements.” Excluding the discrete tax adjustments, the third-quarter and year-to-date effective tax rates in 2012 were 38.4% and 38.7%, respectively, compared to 37.4% and 37.5%, respectively, in 2011. The rates in 2012 increased from 2011 primarily due to a 2011 benefit associated with a now-expired fuel-related tax credit.

Cost-Reduction Actions

In response to economic conditions, in March 2009, Con-way announced several employee-related measures to reduce costs and conserve cash, as detailed in Item 7, “Management's Discussion and Analysis - Results of Operations - Overview,” in Conway's 2011 Annual Report on Form 10-K. For the periods presented, Con-way's comparative expenses were affected by the reinstatement of certain employer contributions to the defined contribution retirement plan in the fourth quarter of 2011. One of the suspended benefits, matching contributions to the defined contribution retirement plan, has not been reinstated. Any potential reinstatement of Con-way's matching contributions is based on a number of considerations.

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

Freight

The following table compares operating results, operating margins, and the percentage change in selected operating statistics of the Freight reporting segment:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue before inter-segment eliminations	$858,276	$843,300	$2,567,847	$2,450,870

Salaries, wages and employee benefits	393,509	382,545	1,170,174	1,120,203
Purchased transportation	149,655	138,520	436,917	396,761
Other operating expenses	113,153	113,294	334,048	336,789
Fuel and fuel-related taxes	91,239	96,549	285,501	293,003
Depreciation and amortization	31,576	27,562	92,624	82,729
Maintenance	24,868	25,546	72,709	70,779
Rents and leases	13,119	12,460	37,229	35,235
Purchased labor	6,716	6,103	16,273	15,151
Total operating expenses	823,835	802,579	2,445,475	2,350,650
Operating income	$34,441	$40,721	$122,372	$100,220

Operating margin	4.0%	4.8%	4.8%	4.1%

	2012 vs. 2011		2012 vs. 2011
Selected Operating Statistics
Weight per day	-0.2%		+0.7%
Revenue per hundredweight ("yield")	+3.5%		+4.2%
Shipments per day ("volume")	-2.8%		-1.0%
Weight per shipment	+2.6%		+1.8%

Freight's revenue in the third quarter of 2012 increased 1.8% from the third quarter of 2011, and in the first nine months of 2012, increased 4.8% from 2011. The third-quarter increase in revenue was due to a 3.5% increase in yield, partially offset by a 0.2% decrease in weight per day. The increase in yield was primarily due to an increase in base freight rates. The decrease in weight per day reflects a 2.8% decline in shipments per day, partially offset by a 2.6% increase in weight per shipment. In the first nine months of 2012, the revenue increase was due to a 4.2% increase in yield and a 0.7% increase in weight per day. The increase in yield was primarily due to an increase in base freight rates, while the increase in weight per day reflects a 1.8% increase in weight per shipment, partially offset by a 1.0% decrease in shipments per day. Freight's revenue was adversely affected by one less work day in the third quarter and first nine months of 2012 when compared to the same periods of 2011.

After a 1.5% year-over-year increase in weight per day in the first quarter of 2012, the year-to-date increase in weight per day was 1.2% at June 2012 and 0.7% at September 2012. For October 2012 monthly activity, weight per day declined approximately 3% from October 2011.

Yield excluding fuel surcharges increased by 3.4% and 3.6%, respectively, in the third quarter and first nine months of 2012. In the third quarter, Freight's fuel-surcharge revenue increased to 17.3% of revenue in 2012 from 17.2% in 2011, and in the first nine months, increased to 17.5% of revenue in 2012 from 17.0% in 2011. The fuel surcharge is intended to compensate Con-

way Freight for the adverse effects of higher fuel costs and fuel-related increases in purchased transportation. Fuel surcharges are only one part of Con-way Freight's overall rate structure, and the total price that Con-way Freight receives from customers for its services is governed by market forces, as more fully discussed below in Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Fuel.”

Freight's operating income decreased 15.4% in the third quarter of 2012 compared to the third quarter of 2011, and in the first nine months, increased 22.1% from the prior-year period. The third-quarter decrease in operating income was the result of reduced margins, as higher revenues from improved yields were more than offset by increased expenses, particularly for employee benefits. The increase in year-to-date operating income reflected revenue gains that were largely due to yield improvements.

In the third quarter and first nine months of 2012, expenses for salaries, wages and employee benefits increased 2.9% and 4.5%, respectively, from the same periods in 2011. Employee benefits expense increased 9.5% and 11.2%, respectively, when compared to the third quarter and first nine months of last year. Higher expenses for employee benefits in the third quarter and first nine months of 2012 were primarily due to higher costs for employee medical benefits and defined contribution retirement plans. Higher costs for employee medical benefits were largely due to increases in the number of claims. The increase in defined contribution retirement plan expense was mainly due to the restoration of benefits in the fourth quarter of 2011, as more fully discussed above in “Overview.” Salaries and wages, excluding variable compensation, increased 1.5% and 1.6%, respectively, primarily due to salary and wage rate increases in the second quarter of 2012. Variable-compensation expense decreased $3.3 million or 38.2% in the third quarter of 2012, but increased $3.9 million or 17.9% in the first nine months of 2012 based primarily on variations in performance measures relative to variable-compensation plan targets.

Purchased transportation expense increased 8.0% in the third quarter of 2012, and 10.1% in the first nine months, due to increased third-party miles and higher carrier rates.

Expense for fuel and fuel-related taxes decreased 5.5% in the third quarter of 2012 and 2.6% in the first nine months of 2012, primarily due to lower fuel consumption as the result of fewer miles driven by company-operated tractors.

The increase in purchased transportation expense and the decrease in fuel expense are related. Both are largely due to a shift toward a higher proportion of miles driven by third-party carriers as opposed to company drivers. The increase in third-party miles is part of Con-way Freight's effort to reduce total linehaul costs by reducing empty miles. The increase in third-party miles was more than offset by the decrease in miles driven by company-operated tractors.

Depreciation and amortization expense increased 14.6% in the third quarter of 2012 compared to the third quarter of 2011, and increased 12.0% in the year-to-date period, primarily due to the replacement of older tractors with newer models.

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

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue before inter-segment eliminations	$427,790	$417,142	$1,294,965	$1,181,129
Purchased transportation expense	(268,031)	(262,477)	(817,645)	(737,159)
Net revenue	159,759	154,665	477,320	443,970

Salaries, wages and employee benefits	64,492	58,913	194,290	168,883
Other operating expenses	42,741	38,928	122,869	115,907
Fuel and fuel-related taxes	193	267	636	808
Depreciation and amortization	2,303	2,637	7,366	8,273
Maintenance	610	788	2,213	2,209
Rents and leases	15,872	17,067	47,355	48,454
Purchased labor	22,558	23,386	66,619	66,016
Total operating expenses excluding purchased transportation	148,769	141,986	441,348	410,550
Operating income	$10,990	$12,679	$35,972	$33,420

Operating margin on revenue	2.6%	3.0%	2.8%	2.8%
Operating margin on net revenue	6.9%	8.2%	7.5%	7.5%

In the third quarter of 2012, Logistics' revenue increased 2.6% due to a 4.7% increase in revenue from carrier-management services, partially offset by a 3.0% decrease in revenue from warehouse-management services. In the first nine months of 2012, Logistics' revenue increased 9.6% due to a 12.9% increase in revenue from carrier-management services and a 1.4% increase in revenue from warehouse-management services. In the third quarter of 2012, higher revenue from carrier-management services was primarily due to new customers, while lower revenue from warehouse-management services was primarily due to the closure of two warehouse facilities and to lower volumes. In the first nine months of 2012, higher revenue from carrier-management services was primarily due to new customers. In the same period, increased revenue from warehouse-management services was primarily due to growth at existing customers.

Logistics’ net revenue in the third quarter and first nine months of 2012 increased 3.3% and 7.5%, respectively, when compared to the prior-year periods. Purchased transportation expense increased 2.1% and 10.9% in the third quarter and first nine months of 2012, respectively, primarily due to increased carrier-management volumes.

Logistics’ operating income in the third quarter of 2012 decreased 13.3% from the same period of 2011, reflecting increases in salaries, wages and employee benefits expense, and higher other operating expenses. In the first nine months of 2012, Logistics' operating income increased 7.6% from the same period of 2011. Higher operating income in the first nine months of 2012 reflects growth in net revenue, partially offset by increased operating expenses, particularly salaries, wages and employee benefits expense, and other operating expenses.

Salaries, wages and employee benefits increased 9.5% and 15.0% in the third quarter and first nine months of 2012, respectively. In the third quarter and first nine months, salaries and wages, excluding variable compensation, rose 11.6% and 15.8%, respectively, primarily due to increased average employee counts in response to growth from new and existing customers. Employee benefits expense increased 18.3% in the third quarter of 2012, primarily due to increased costs for employee medical benefits. In the first nine months of 2012, employee benefits expense increased 17.0%, primarily due to increased costs for employee medical benefits and payroll taxes. Higher costs for employee medical benefits were largely due to increases in the number of claims. Increased expense for payroll taxes was primarily due to the increase in salaries and wages. Variable-compensation expense decreased $1.6 million or 34.9% in the third quarter of 2012 based primarily on variations in performance measures relative to variable-compensation plan targets. In the first nine months of 2012, variable-compensation expense was relatively unchanged from 2011.

Other operating expenses increased 9.8% and 6.0% in the third quarter and first nine months of 2012, respectively, primarily due to increased expenses for warehouse-related packaging materials and supplies, amortization of set-up expenses related to carrier-management services, and higher costs for information-technology projects that support customer operations.

Truckload

The table below compares operating results, operating margins and the percentage change in selected operating statistics of the Truckload reporting segment. The table summarizes the segment’s revenue before inter-segment eliminations, including freight revenue, fuel-surcharge revenue and other non-freight revenue.

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Freight revenue	$119,409	$118,395	$355,835	$342,973
Fuel-surcharge revenue	35,628	35,829	110,050	103,298
Other revenue	5,057	4,481	14,452	13,100
Revenue before inter-segment eliminations	160,094	158,705	480,337	459,371

Salaries, wages and employee benefits	52,604	54,142	159,196	156,562
Purchased transportation	9,463	7,594	27,055	20,457
Other operating expenses	15,477	16,238	47,297	45,192
Fuel and fuel-related taxes	44,458	45,234	133,681	134,199
Depreciation and amortization	17,904	17,764	51,595	51,593
Maintenance	8,332	9,280	23,274	24,435
Rents and leases	310	282	958	815
Purchased labor	273	304	839	845
Total operating expenses	148,821	150,838	443,895	434,098
Operating income	$11,273	$7,867	$36,442	$25,273

Operating margin on revenue	7.0%	5.0%	7.6%	5.5%
Operating margin on revenue
excluding fuel-surcharge revenue	9.1%	6.4%	9.8%	7.1%

	2012 vs. 2011		2012 vs. 2011
Selected Operating Statistics
Freight revenue per loaded mile	+2.0%		+2.7%
Loaded miles	-1.1%		+1.0%

Truckload’s revenue increased 0.9% in the third quarter of 2012 from the same period of 2011, primarily due to a 0.9% increase in freight revenue. The 0.9% increase in freight revenue was due to a 2.0% increase in revenue per loaded mile, partially offset by a 1.1% decrease in loaded miles. The decrease in loaded miles was due to lower miles per tractor, partially offset by an increase in the number of owner-operated units. In the first nine months of 2012, Truckload's revenue increased 4.6% from the same prior-year period, reflecting a 3.8% increase in freight revenue and a 6.5% increase in fuel-surcharge revenue. The 3.8% increase in freight revenue was due to a 2.7% increase in revenue per loaded mile and a 1.0% increase in loaded miles. The increase in loaded miles was due to an increase in the number of owner-operated units, partially offset by lower miles per tractor. In the first nine months of 2012, higher fuel-surcharge revenue reflects higher fuel prices in 2012 compared to 2011 and an improved fuel-surcharge recovery rate.

Truckload's operating income increased 43.3% in the third quarter of 2012 compared to the third quarter of 2011, and in the first nine months, increased 44.2% from the prior-year period. Increased operating income in the third quarter of 2012 was primarily due to lower expenses for employee benefits and an increase in the rate per loaded mile. Higher operating income in the first nine months of 2012 was primarily due to an increase in the rate per loaded mile and an improved fuel-surcharge recovery rate.

Salaries, wages and employee benefits decreased 2.8% in the third quarter of 2012 and increased 1.7% in the first nine months of 2012. Employee benefits expense decreased 14.0% in the third quarter of 2012 primarily due to decreased costs for workers' compensation claims, partially offset by an increase in expense for employee medical benefits. Employee benefits expense increased 1.2% in the first nine months of 2012 primarily due to increases for employee medical benefits and defined contribution retirement plans, partially offset by a decrease in costs for workers' compensation claims. The decreases in expense for workers' compensation claims were due to decreases in expense per claim and the number of claims. The increases in expense for employee medical benefits were largely due to increases in the number of claims. The increase in expenses for defined contribution retirement plans was mainly due to the restoration of benefits in the fourth quarter of 2011. Variable-compensation expense increased $1.0 million in the third quarter of 2012 and $2.1 million in the first nine months of 2012 based on variations in performance measures relative to variable-compensation plan targets.

Purchased transportation expense increased 24.6% and 32.3% in the third quarter and first nine months of 2012, respectively, primarily due to growth in Truckload’s owner-operator fleet.

Expense for fuel and fuel-related taxes decreased 1.7% and 0.4% in the third quarter and first nine months of 2012, respectively, primarily due to improved miles per gallon compared to the same periods of 2011.

Other operating expenses decreased 4.7% in the third quarter of 2012 and increased 4.7% in the first nine months of 2012. Lower other operating expenses in the third quarter of 2012 primarily reflect gains resulting from the disposition of equipment. Higher other operating expenses in the first nine months of 2012 were primarily due to increases for vehicular self-insurance and employee development expenses, partially offset by gains resulting from the disposition of equipment. The increase in expenses for vehicular self-insurance was due to an increase in expense per claim. Higher expenses for employee development relate to increased driver certification and training costs. The increases in gains from the disposition of equipment reflect improved conditions in the used-tractor market.

Other

The Other reporting segment consists of the operating results of Road Systems, a trailer manufacturer, and certain corporate activities for which the related income or expense has not been allocated to other reporting segments. The table below summarizes the operating results for the Other reporting segment:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue
Road Systems	$15,229	$12,160	$44,156	$36,454

Operating income (loss)
Road Systems	$19	$56	$(106)	$(23)
Con-way reinsurance activities	(1,166)	24	(2,594)	60
Con-way corporate properties	(319)	(351)	(999)	(1,081)
Other	(25)	129	(41)	117
	$(1,491)	$(142)	$(3,740)	$(927)

Liquidity and Capital Resources

Cash and cash equivalents increased to $442.0 million at September 30, 2012 from $438.0 million at December 31, 2011, as $229.7 million provided by operating activities exceeded $184.2 million used in investing activities and $41.5 million used in financing activities. Cash provided by operating activities came primarily from net income after adjustment for non-cash items. Cash used in investing activities primarily reflects capital expenditures. Cash used in financing activities primarily reflects the repayment of capital leases and payment of common dividends.

(Dollars in thousands)	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net income	$92,750	$65,472
Non-cash adjustments (1)	237,589	213,672
Changes in assets and liabilities	(100,636)	(43,094)
Net Cash Provided by Operating Activities	229,703	236,050

Net Cash Used in Investing Activities	(184,162)	(188,579)

Net Cash Used in Financing Activities	(41,530)	(29,807)

Increase in Cash and Cash Equivalents	$4,011	$17,664

(1) “Non-cash adjustments” refer to depreciation, amortization, deferred income taxes, provision for uncollectible accounts, and other non-cash income and expenses.

Operating Activities

The most significant items affecting the comparison of Con-way’s operating cash flows for the periods presented are summarized below:

In the first nine months of 2012, net income and non-cash adjustments collectively increased operating cash flows $51.2 million over the same period of 2011. Changes in assets and liabilities decreased operating cash flow by $57.5 million in the first nine months of 2012 compared to the same period of 2011. Significant comparative changes include accrued income taxes and accrued variable compensation.

Accrued income taxes used $8.9 million in the first nine months of 2012, compared to $31.2 million provided in the same prior-year period primarily due to variations in income tax payments and refunds. In the first nine months of 2012, Con-way made net payments of $7.3 million, and in the first nine months of 2011 Con-way received $28.0 million of net refunds.

Accrued variable compensation used $4.7 million in the first nine months of 2012, compared to $12.8 million provided in the same prior-year period. Variations in performance measures relative to variable-compensation plan targets resulted in a higher level of payments in the first nine months of 2012 when compared to the prior-year period.

Investing Activities

The most significant item affecting the comparison of Con-way’s investing cash flows for the periods presented was the change in capital expenditures. In the first nine months, capital expenditures were $213.2 million in 2012, compared to $176.7 million in 2011. Increased capital expenditures in 2012 were primarily due to increased acquisitions of tractor equipment at Con-way Freight.

Proceeds from sales of property and equipment increased to $19.4 million in the first nine months of 2012 compared to $6.1 million in the first nine months of 2011, primarily due to the sale of facilities in the Freight segment.

Financing Activities

Cash used in financing activities increased to $41.5 million in the first nine months of 2012 compared to $29.8 million used in the same period of 2011 primarily due to the repayment of capital leases. Payments in the first nine months of 2012 included the repayment of certain capital leases previously scheduled to mature in December of 2012 and December 2013.

Contractual Cash Obligations

Con-way’s contractual cash obligations as of December 31, 2011 are summarized in Item 7, “Management’s Discussion and Analysis – Liquidity and Capital Resources – Contractual Cash Obligations,” of Con-way’s 2011 Annual Report on Form 10-K. In the first nine months of 2012, there have been no material changes in Con-way’s contractual obligations outside the ordinary course of business.

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

Con-way has a $325 million unsecured revolving credit facility that matures on August 2, 2016. The revolving facility is available for cash borrowings and issuance of letters of credit. At September 30, 2012, no cash borrowings were outstanding under the credit facility; however, $169.8 million of letters of credit were outstanding, leaving $155.2 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions of borrowing. The revolving facility is guaranteed by certain of Con-way’s material domestic subsidiaries and contains two financial covenants: (i) a leverage ratio and (ii) a fixed-charge coverage ratio. At September 30, 2012, Con-way was in compliance with the revolving credit facility’s financial covenants and expects to remain in compliance.

Con-way had other uncommitted unsecured credit facilities totaling $67.7 million at September 30, 2012, which are available to support short-term borrowings, letters of credit, bank guarantees and overdraft facilities. At September 30, 2012, $10.6 million of cash borrowings and $27.3 million of other credit commitments were outstanding leaving $29.8 million of available capacity.

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

At September 30, 2012, Con-way’s senior unsecured debt was rated as investment grade by Standard and Poor’s (BBB-), Fitch Ratings (BBB-), and Moody’s (Baa3). Standard and Poor's, Fitch Ratings, and Moody's assigned an outlook of “stable.”

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

Other than described below, there have been no significant changes to the critical accounting policies and estimates disclosed in Con-way’s 2011 Annual Report on Form 10-K.

Defined Benefit Pension Plans

Funding

Con-way periodically reviews the funded status of its qualified defined benefit pension plans and makes contributions from time to time as necessary to increase the funded status of the plans and to comply with the funding requirements of the Pension Projection Act (“PPA”). In determining the amount and timing of its pension contributions, Con-way considers its cash position, both the PPA- and GAAP-based measurements of funded status, and the tax deductibility of contributions, among other factors. In 2011, Con-way contributed $62.6 million to its qualified defined benefit pension plans, and through October 31, Con-way contributed $51.4 million to its qualified defined benefit pension plans in 2012. Con-way does not anticipate making any further contributions to the plans in 2012. In July 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) became law. Among other things, this legislation alters how PPA minimum funding requirements are determined. Although MAP-21 reduces Con-way's PPA minimum funding requirements, Con-way estimates that its 2013 contributions to its qualified defined benefit pension plans will be comparable to the amount contributed in 2012. The level of Con-way's annual contributions to its qualified pension plans is subject to change based on variations in interest rates, asset returns, PPA requirements and other factors.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Certain legal proceedings of Con-way are discussed in Note 8, “Commitments and Contingencies,” of Item 1, “Financial Statements.”

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors previously disclosed in Item 1A, “Risk Factors,” of Con-way’s 2011 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Exhibit No.
(10)	Material Contracts:

	10.1	Compliance Amendment 2012-1 to the Con-way Inc. 2005 Supplemental Excess Retirement Plan (Amended and Restated December 2008)#.

	10.2	Form of Amendment No. 2 to Severance Agreement (Change in Control)#.

	10.3	Form of Severance Agreement (Change in Control) for Saul Gonzalez#.

	10.4	Form of Severance Agreement (Change in Control) for Stephen K. Krull#.

	10.5	Form of Severance Agreement (Change in Control) for W. Gregory Lehmkuhl#.

	10.6	Form of Severance Agreement (Change in Control) for C. Randal Mullett#.

	10.7	Form of Amendment No. 2 to Amended and Restated Severance Agreement (Non-Change in Control)#.

	10.8	Form of Severance Agreement (Non-Change in Control) for Saul Gonzalez#.

	10.9	Form of Severance Agreement (Non-Change in Control) for Stephen K. Krull#.

	10.10	Form of Severance Agreement (Non-Change in Control) for W. Gregory Lehmkuhl#.

	10.11	Form of Non-Change in Control Severance Policy (Con-way Inc. and Con-way Enterprise Services, Inc.) #.

	10.12	Form of Non-Change in Control Severance Policy (Con-way Affiliates)#.

(31)	Certification of Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)
The following financial statements from Con-way’s Form 10-Q for the quarter ended September 30, 2012, filed on November 2, 2012, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Balance Sheets, (ii) Statements of Consolidated Income, (iii) Statement of Consolidated Comprehensive Income, (iv) Statements of Consolidated Cash Flows, and (v) Notes to Consolidated Financial Statements.

# Designates a contract or compensation plan for Management or Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Con-way Inc.
(Registrant)

November 2, 2012	/s/ Stephen L. Bruffett
Stephen L. Bruffett
Executive Vice President and
Chief Financial Officer

