Form 10-K
period 2012-12-31
Con-way Inc.
filed 2013-02-25
CIK 23675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

Commission File Number 1-05046
Con-way Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-1444798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2211 Old Earhart Road, Suite 100, Ann Arbor, MI	48105
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (734) 994-6600
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.625 par value)	New York Stock Exchange (NYSE)
Securities Registered Pursuant to Section 12(g) of the Act:
7.25% Senior Notes due 2018
6.70% Senior Debentures due 2034
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒Yes      ☐No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐Yes      ☒No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒Yes      ☐No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒Yes      ☐No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes     ☒No
The aggregate market value of the shares of common stock held by non-affiliates of the registrant on June 29, 2012 (based upon the closing price of the common stock as of that date on the NYSE) was approximately $1,658,974,756.
The number of shares of common stock outstanding as of January 31, 2013 was 55,999,176.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement related to its annual meeting of shareholders scheduled to be held on May 7, 2013 are incorporated by reference into Part III of this Form 10-K.

Con-way Inc.
FORM 10-K
Year Ended December 31, 2012
-------------------------
Table of Contents
-------------------------

Con-way Inc.
FORM 10-K
Year Ended December 31, 2012

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
LTL carriers transport shipments from multiple shippers utilizing a network of freight service centers combined with a fleet of linehaul and pickup-and-delivery tractors and trailers. Freight is picked up from customers and consolidated for shipment at the originating service center. Freight is consolidated for transportation to the destination service centers or other intermediate service centers (referred to as freight assembly centers). At freight assembly centers, freight from various service centers can be reconsolidated for transportation to other freight assembly centers or destination service centers. From the destination service center, the freight is delivered to the customer. Typically, LTL shipments weigh between 100 and 15,000 pounds. In 2012, Con-way Freight’s average weight per shipment was 1,326 pounds.
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
In 2012, Menlo Worldwide Logistics’ three largest customers collectively accounted for 40.2% of the revenue and 16.2% of net revenue (revenue less purchased transportation) reported for the Logistics reporting segment. Menlo Worldwide Logistics’ largest customer accounted for 6.3% of the consolidated revenue of Con-way in 2012.
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
Truckload
The Truckload segment consists of the operating results of the Con-way Truckload business unit. Con-way Truckload is a full-truckload motor carrier that utilizes a fleet of tractors and trailers to provide short- and long-haul, asset-based transportation services throughout North America. Con-way Truckload provides dry-van transportation services to manufacturing, industrial and retail customers while using single drivers as well as two-person driver teams over long-haul routes, with each trailer containing only one customer’s goods. This origin-to-destination freight movement limits intermediate handling and is not dependent on the same network of locations utilized by LTL carriers. On average, Con-way Truckload transports shipments more than 800 miles from origin to destination. Under its regional service offering, Con-way Truckload transports truckload shipments between 100 and 600 miles, including local-area service for truckload shipments of less than 100 miles.
Con-way Truckload offers “through-trailer” service into and out of Mexico through all major gateways in Texas, Arizona and California. This service eliminates the need for shipment transfer and/or storage fees at the border and typically involves equipment-interchange operations with various Mexican motor carriers. For a shipment with an origin or destination in Mexico, Con-way Truckload provides transportation for the domestic portion of the freight move, and a Mexican carrier provides the pick-up, linehaul and delivery services within Mexico.
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
General
Employees
At December 31, 2012, Con-way had approximately 29,100 regular full-time employees. The approximate number of regular full-time employees by segment was as follows: Freight, 19,300; Logistics, 5,300; Truckload, 3,600; and Other, 900. The 900 employees included in the Other segment consist primarily of executive, technology and administrative positions that support Con-way’s operating subsidiaries.
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

Con-way’s operating results are also affected by seasonal fluctuations that change demand for transportation services. In the Freight segment, the months of September, October and November typically have the highest business levels while the months of December, January and February usually have the lowest business levels. In the Truckload segment, the months of September and October typically have the highest business levels while the months of December and February usually have the lowest business levels. The Logistics segment does not generally experience seasonal fluctuations.
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
The FMCSA operates the Compliance Safety Accountability (“CSA”) program in an effort to improve commercial truck and bus safety. A component of the CSA is the Safety Measurement System, which analyzes all safety-based violations to determine a commercial motor carrier's safety performance. This safety program allows the FMCSA to identify carriers with safety-performance issues and intervene to address a carrier's specific safety problems.
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
Hours of service (“HOS”) regulations establish the maximum number of hours that a commercial truck driver may work. The FMCSA issued a new HOS rule in December 2011. This rule reduces the number of hours a commercial truck driver may work during his or her work day. The full effects of this rule on various trucking operations are unclear due to a court challenge brought by the American Trucking Association. The major provisions of the new rule are scheduled to go into effect in July 2013 and Con-way is proceeding with plans to be in compliance at that time despite the uncertainty created by the court challenge. Should the courts require a change in the rule or in the effective date, Con-way will respond appropriately to ensure compliance. Additionally, in January 2011, the FMCSA issued a proposed rule requiring all motor carriers to use electronic onboard recorders (“EOBRs”) to monitor their drivers' compliance with HOS requirements. This rule was overturned by a court challenge, but it is expected that the agency will issue a new rule mandating the use of EOBRs. Con-way Truckload's entire fleet already utilizes EOBRs to capture HOS data, and Con-way Freight plans to implement the devices across its fleet.
Environmental
Con-way's operations involve the storage, handling and use of diesel fuel and other hazardous substances. Con-way is subject to laws and regulations that (1) govern activities or operations that may have adverse environmental effects such as discharges to air and water, and the handling and disposal practices for solid and hazardous waste, and (2) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals, or other releases of hazardous materials. Environmental liabilities relating to Con-way's properties may be imposed regardless of whether Con-way leases or owns the properties in question and regardless of whether such environmental conditions were created by Con-way or by a prior owner or tenant, and also may be imposed with respect to properties that Con-way may have owned or leased in the past. Con-way has accrued for its estimate of remediation costs at these sites.
Homeland Security
Con-way is subject to compliance with various cargo-security and transportation regulations issued by the Department of Homeland Security, including regulation by the Transportation Security Administration and the Bureau of Customs and Border Protection.

Other Information
Information Available on Website
Con-way makes available, free of charge, on its website at “www.con-way.com,” under the heading “Annual Reports & SEC Filings,” within the "Investors" tab, copies of its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and any amendments to those reports, in each case as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission.
In addition, Con-way makes available, free of charge, on its website at “www.con-way.com,” under the heading “Corporate Governance,” within the "Investors" tab, current copies of the following documents: (1) the charters of the Audit, Compensation, and Governance and Nominating Committees of its Board of Directors; (2) its Corporate Governance Guidelines; and (3) its Code of Business Ethics. Copies of these documents are also available in print to shareholders upon request, addressed to the Corporate Secretary at 2211 Old Earhart Road, Suite 100, Ann Arbor, Michigan 48105.
None of the information on Con-way’s website shall be deemed to be a part of this report.
Regulatory Certifications
In 2012, Con-way filed the written affirmations and Chief Executive Officer certifications required by Section 303A.12 of the NYSE Listing Manual and Section 302 of the Sarbanes-Oxley Act.
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
Government Regulation
Con-way is subject to various federal, state and local, as well as foreign, laws and regulations that apply to its business activities. These include regulations related to, among other things, driver hours-of-service limitations, labor-organizing activities, cargo-security requirements, anti-corruption and anti-bribery laws, tax laws, employment practices, and environmental matters, including potential limits on carbon emissions under climate-change legislation. The costs of compliance with, liabilities under, or violations of, existing or future laws or regulations could have an adverse effect on Con-way. Con-way is not able to accurately predict how new governmental laws and regulations, or changes to existing laws and regulations, will affect the transportation industry generally, or Con-way in particular. Although government regulation that affects Con-way and its competitors may simply result in higher costs that can be passed to customers with no adverse consequences, there can be no assurance that this will be the case. As a result, Con-way believes that any additional measures that may be required by future laws and regulations or changes to existing laws and regulations could result in additional costs and could have an adverse effect on Con-way.
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
Capital Markets
Significant disruptions or volatility in the global capital markets may increase Con-way’s cost of borrowing or affect its ability to access credit, debt and equity capital markets. Market conditions may affect Con-way’s ability to refinance indebtedness as and when it becomes due. In addition, changes in Con-way’s credit ratings could adversely affect its ability and cost to borrow funds. Con-way is unable to predict how conditions in the capital markets will affect its financial condition, results of operations or cash flows.
Price and Availability of Fuel
Con-way is subject to risks associated with the availability and price of fuel, which are subject to political, economic and market factors that are outside of Con-way’s control.
Con-way would be adversely affected by an inability to obtain fuel in the future. Although, historically, Con-way has been able to obtain fuel from various sources and in the desired quantities, there can be no assurance that this will continue to be the case in the future.
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
Business Interruption
A sustained interruption in Con-way's systems or operations in the event of a catastrophic event, such as terrorist activity, earthquake, weather event, or cyber attack, could have a material adverse effect on Con-way.

Con-way and its business units rely on shared-service facilities that provide shared administrative and technology services. Con-way is dependent on its automated systems and technology to operate its businesses and to increase employee productivity. Con-way has outsourced a significant portion of its information-technology infrastructure function and a small portion of its administrative and accounting functions. Although Con-way and the third-party service providers collectively maintain backup systems and have disaster-recovery processes and procedures in place, a sustained interruption in the operation of these facilities, whether due to transition to upgraded or replacement technology or any other reason, could have a material adverse effect on Con-way. Certain of the outsourced services are performed in developing countries and, as a result, may be subject to geopolitical uncertainty. A service provider’s failure to perform could have a material adverse effect on Con-way.
Additionally, Con-way’s dependence on its automated systems and technology gives rise to cyber-security risks. Although Con-way and its third-party providers have preventive systems and processes in place to protect against the risk of cyber attacks, a security breach may cause a disruption of Con-way’s business or the loss of information and could have a material adverse effect on Con-way.
Capital Intensity
Two of Con-way’s primary businesses are capital-intensive. Con-way Freight and Con-way Truckload make significant investments in revenue equipment and Con-way Freight also makes significant investments in freight service centers. The amount and timing of capital investments depend on various factors, including anticipated volume levels, and the price and availability of appropriate-use property for service centers and newly manufactured tractors and diesel engines, which are subject to restrictive Environmental Protection Agency engine-design requirements. If anticipated service-center and/or fleet requirements differ materially from actual usage, Con-way’s capital-intensive business units may have too much or too little capacity. Con-way attempts to mitigate the risk associated with too much or too little revenue equipment capacity by adjusting capital expenditures and by utilizing short-term equipment rentals and sub-contracted operators in order to match capacity with business volumes. Con-way’s investments in revenue equipment and freight service centers depend on its ability to generate cash flow from operations and its access to credit, debt and equity capital markets. A decline in the availability of these funding sources could adversely affect Con-way.
Asset Impairments
Con-way’s assets include significant amounts of goodwill and other long-lived assets. Con-way’s regular reviews of the carrying value of its assets have resulted, from time to time, in significant impairment charges. It is possible that Con-way may be required to recognize additional impairment charges in the future, which could adversely affect Con-way’s financial condition or results of operations.
Defined Benefit Plans
Con-way maintains defined benefit plans, including funded qualified pension plans, unfunded non-qualified pension plans, and an unfunded postretirement medical plan. A decline in interest rates and/or lower returns on funded plan assets may cause increases in the expense and funding requirements for Con-way’s defined benefit pension plans. Despite past amendments that permanently curtailed benefits under its primary defined benefit pension plan, Con-way’s defined benefit pension plans remain subject to volatility associated with interest rates, returns on plan assets and funding requirements. In addition to being subject to volatility associated with interest rates, Con-way’s expense and obligation under its postretirement medical plan are also subject to trends in health-care costs. As a result, Con-way is unable to predict the financial-statement effect associated with the defined benefit pension plans and the postretirement medical plan.
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
Con-way has a captive insurance company that participates in a reinsurance pool to reinsure a portion of Con-way’s workers’ compensation claims. Each company that participates in the pool cedes claims to the pool and assumes an equivalent amount of claims. The operating results of the captive insurance company are affected by the number and severity of claims and the associated premiums paid or received. Con-way’s financial condition, results of operations and cash flows could be adversely affected by the risk assumed and ceded by the captive insurance company.
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
Menlo Worldwide Logistics is also subject to credit risk associated with its customer concentration. If one or more of its largest customers were to become bankrupt, insolvent or otherwise were unable to pay for services provided, Menlo Worldwide Logistics may incur significant write-offs of accounts receivable or incur lease or asset-impairment charges that may have a material adverse effect on Con-way's financial condition, results of operations or cash flows. Menlo Worldwide Logistics generally seeks to reduce risks related to the termination of a customer relationship, for reasons other than the business failure of a customer, by requiring, upon the termination of the contract by the customer, that the customer assume any related lease obligations and/or purchase contract-specific assets purchased by Menlo Worldwide Logistics.
Other Factors
In addition to the risks identified above, Con-way’s annual and quarterly operating results may be affected by a number of business, economic, regulatory and competitive factors, including:
•increasing competition and pricing pressure;
•the creditworthiness of Con-way’s customers and their ability to pay for services rendered;
•the effect of litigation;

•	the effect that the sovereign debt crisis and economic uncertainty in Europe may have on the global economy and capital markets;
•the possibility of defaults under Con-way’s $325 million credit agreement and other debt instruments; and
•labor matters, including labor-organizing activities, work stoppages or strikes.
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
Freight
At December 31, 2012, Con-way Freight operated 303 freight service centers, of which 150 were owned and 153 were leased. The service centers are strategically located to cover the geographic areas served by Con-way Freight and represent physical buildings and real property with dock, office and/or shop space. These facilities do not include meet-and-turn points or zone operations, which generally represent small owned or leased real property with no physical structures. At December 31, 2012, Con-way Freight’s owned service centers account for 69% of its door capacity. At December 31, 2012, Con-way Freight owned and operated approximately 9,300 tractors and 26,000 trailers, including tractors held under capital lease agreements. The headquarters for Con-way Freight are located at a leased facility in Ann Arbor, Michigan.
Logistics
At December 31, 2012, Menlo Worldwide Logistics operated 65 warehouses in North America, of which 45 were leased by Menlo Worldwide Logistics and 20 were leased or owned by clients of Menlo Worldwide Logistics. Outside of North America, Menlo Worldwide Logistics operated an additional 74 warehouses, of which 60 were leased by Menlo Worldwide Logistics and 14 were leased or owned by clients. Menlo Worldwide Logistics owns and operates a small fleet of tractors and trailers to support its operations, but primarily utilizes third-party transportation providers for the movement of customer shipments. The headquarters for Menlo Worldwide Logistics are located at a leased facility in San Francisco, California.
Truckload
At December 31, 2012, Con-way Truckload operated five owned terminals with bulk fuel, tractor and trailer parking, and in some cases, equipment maintenance and washing facilities. In addition, Con-way Truckload also utilizes various drop yards for temporary trailer storage throughout the United States. At December 31, 2012, Con-way Truckload owned and operated approximately 2,700 tractors and 8,000 trailers, including tractors held under capital lease agreements. The Con-way Truckload headquarters are located at an owned facility in Joplin, Missouri.
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

Executive Officers of Con-way Inc.

The name, age and relevant business experience of Con-way's executive officers as of February 25, 2013, are set forth below.

Name, Age and Positions with the Company	Relevant Business Experience
Douglas W. Stotlar 52, President and Chief Executive Officer
Served as Con-way's President and Chief Executive Officer since April 2005. Prior to this, served as Con-way's Senior Vice President and Con-way Freight's President and Chief Executive Officer since December 2004. Prior to this, served as Con-way Freight's Executive Vice President and Chief Operating Officer since June 2002. Prior to this, served as Con-way Freight's Executive Vice President of Operations since 1999. Prior to this, from 1985 to 1999, served in various capacities with Con-way and Con-way Freight, including as Vice President and General Manager of Con-way's expediting business.

Stephen L. Bruffett 49, Executive Vice President and Chief Financial Officer
Served as Con-way's Executive Vice President and Chief Financial Officer since September 2008. Prior to this, from 1998 to 2008, served in various capacities in finance and accounting, operations, investor relations and sales and marketing with YRC Worldwide, including as Chief Financial Officer.

Robert L. Bianco Jr. 48, Executive Vice President of Con-way and President of Menlo Worldwide LLC
Served as Con-way's Executive Vice President and Menlo Worldwide LLC's President since June 2005. Prior to this, served as Menlo Worldwide Logistics' President since 2002. Prior to this, from 1992 to 2002, served in various capacities with Menlo Worldwide Logistics, including as Vice President of Operations since 1997.

Kevin S. Coel 54, Senior Vice President and Corporate Controller	Served as Con-way's Senior Vice President since April 2009 and Corporate Controller since 2000. Prior to this, from 1990 to 2000, served in various capacities in finance and accounting with Con-way.
Saul Gonzalez 55, Executive Vice President of Con-way and President of Con-way Truckload
Served as Con-way's Executive Vice President and Con-way Truckload's President since September 2012. Prior to this, from 1991 to 2012, served in various capacities with Con-way Truckload and its predecessor, Contract Freighters, Inc. , including as Vice President, Operations and as Vice President, Mexican Carrier Relations.

Stephen K. Krull 48, Executive Vice President, General Counsel and Secretary
Served as Con-way's Executive Vice President, General Counsel and Secretary since April 2011. Prior to this, from 2003 to 2011, served as Senior Vice President, General Counsel and Secretary of Owens Corning. Prior to this, from 1996 to 2003, served in various capacities in legal and corporate communications with Owens Corning.

W. Gregory Lehmkuhl 40, Executive Vice President of Con-way and President of Con-way Freight Inc.
Served as Con-way's Executive Vice President and Con-way Freight Inc.'s President since September 2011. Prior to this, served as Con-way Freight's Executive Vice President of Operations since August 2008. Served previously in various capacities with Menlo Worldwide Logistics LLC, including as Vice President of Menlo's Automotive Industry Group since January 2005.

Leslie P. Lundberg 55, Senior Vice President, Human Resources
Served as Con-way's Senior Vice President, Human Resources since January 2006. Prior to this, served as Executive Director of Compensation, Benefits and Human Resource Information Systems for a division of Sun Microsystems since 2003.

Charles R. Mullett 59, Vice President, Government Relations and Public Affairs
Served as Con-way's Vice President, Government Relations and Public Affairs since September 2007. Prior to this, served as Vice President of Government Relations since January 2005, and before that as Director Government Relations since January 2003. Prior to this, from 1989 to 2003, served in various capacities in operations and sales management with Con-way Freight Inc.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Con-way’s common stock is listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “CNW.”
See Note 14, “Quarterly Financial Data,” of Item 8, “Financial Statements and Supplementary Data” for the range of common stock prices as reported on the NYSE and for the common stock dividends paid in 2012 and 2011. At January 31, 2013, Con-way had 5,761 common stockholders of record.
Performance Graph
The following performance graph compares Con-way’s five-year cumulative return (assuming an initial investment of $100 and reinvestment of dividends), with the S&P Midcap 400 Index and Dow Jones Transportation Average Index.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN*
Con-way Inc., S&P Midcap 400 Index, Dow Jones Transportation Average Index

$150
$100
$50
$0
12/07
12/08
12/09
12/10
12/11
12/12
Con-way Inc.
S&P Midcap 400
DJ Transportation Average

	Cumulative Total Returns
	12/07	12/08	12/09	12/10	12/11	12/12
Con-way Inc.	$100.00	64.65	86.01	91.23	73.71	71.24
S&P Midcap 400	$100.00	63.77	87.61	110.94	109.02	128.51
DJ Transportation Average	$100.00	78.59	93.19	118.11	118.12	127.03

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2013 Dow Jones & Co. All rights reserved.

ITEM 6. SELECTED FINANCIAL DATA
The following table includes selected financial and operating data for Con-way as of and for the five years ended December 31, 2012. This information should be read in conjunction with Item 7, “Management’s Discussion and Analysis,” and Item 8, “Financial Statements and Supplementary Data.”
Con-way Inc.
Five-Year Financial Summary

(Dollars in thousands, except per share data)
	2012	2011	2010	2009	2008
Results of Operations
Revenues	$5,580,247	$5,289,953	$4,952,000	$4,269,239	$5,036,817
Operating Income (Loss) [a]	228,841	207,928	78,170	(25,928)	192,622
Income (Loss) from Continuing
Operations Before Income Tax Provision	170,954	148,072	16,557	(90,269)	134,917
Income Tax Provision [b]	66,408	59,629	12,572	17,478	69,494
Net Income (Loss) from
Continuing Operations Applicable to Common Shareholders	104,546	88,443	3,985	(110,936)	58,635
Net Income (Loss) Applicable to
Common Shareholders [c]	104,546	88,443	3,985	(110,936)	66,961
Per Common Share
Basic Earnings (Loss)
Net Income (Loss) from Continuing
Operations	$1.87	$1.60	$0.08	$(2.33)	$1.29
Net Income (Loss) Applicable
to Common Shareholders	1.87	1.60	0.08	(2.33)	1.47
Diluted Earnings (Loss)
Net Income (Loss) from Continuing
Operations	1.85	1.58	0.07	(2.33)	1.23
Net Income (Loss) Applicable
to Common Shareholders	1.85	1.58	0.07	(2.33)	1.40
Cash Dividends	0.40	0.40	0.40	0.40	0.40
Market Price
High	38.78	42.38	40.34	48.32	55.00
Low	25.97	20.56	26.15	12.99	20.03
Weighted-Average Common Shares
Outstanding
Basic	55,837,574	55,388,297	52,507,320	47,525,862	45,427,317
Diluted	56,485,987	56,101,903	53,169,299	47,525,862	48,619,292
Financial Condition
Cash and cash equivalents	$429,784	$438,010	$421,420	$476,575	$278,253
Total assets	3,141,464	3,100,016	2,943,732	2,896,217	3,071,707
Long-term debt, guarantees and capital
leases	749,371	770,238	793,950	760,789	926,224
Other Data at Year-End
Number of shareholders	5,803	6,168	6,481	6,745	7,016
Approximate number of regular full-time
employees	29,100	27,800	27,900	27,400	26,600

[a]	The comparability of Con-way's consolidated operating income (loss) was affected by the following:

•	Gain of $10.0 million in 2011 at Menlo Worldwide Logistics resulting from a purchase-price adjustment to settle a dispute associated with the 2007 acquisition of Chic Logistics.

•	Charge of $19.2 million in 2010 for the impairment of goodwill and other intangible assets at Menlo Worldwide Logistics.

•	Charge of $134.8 million in 2009 for the impairment of goodwill at Con-way Truckload.

•	Charge of $23.9 million in 2008 related to restructuring activities at Con-way Freight.

•	Charge of $37.8 million in 2008 for the impairment of goodwill and other intangible assets at Menlo Worldwide Logistics.

[b]	The comparability of Con-way's income tax provision was affected by the following:

•	2010 reflects a non-deductible goodwill impairment charge at Menlo Worldwide Logistics.

•	2009 reflects a non-deductible goodwill impairment charge at Con-way Truckload.

•	2008 reflects a non-deductible goodwill impairment charge and write-down of an acquisition-related receivable at Menlo Worldwide Logistics.

[c]	In 2008, net income (loss) applicable to common shareholders included an $8.3 million gain (net of tax) primarily related to the shut-down of Emery Worldwide Airlines, Inc.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
Management’s Discussion and Analysis of Financial Condition and Results of Operations (referred to as “Management’s Discussion and Analysis”) is intended to assist in a historical and prospective understanding of Con-way’s financial condition, results of operations and cash flows, including a discussion and analysis of the following:
•Overview of Business
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•New Accounting Standards
•Forward-Looking Statements
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
Con-way Freight primarily transports shipments utilizing a network of freight service centers combined with a fleet of company-operated linehaul and pickup-and-delivery tractors and trailers. Menlo Worldwide Logistics manages the logistics functions of its customers and primarily utilizes third-party transportation providers for the movement of customer shipments. Con-way Truckload primarily transports shipments using a fleet of company-operated tractors and trailers.

Con-way's primary business-unit results generally depend on the number, weight and distance of shipments transported, the prices received on those shipments or services and the mix of services provided to customers, as well as the fixed and variable costs incurred by Con-way in providing the services and the ability to manage those costs under changing circumstances. Due to Con-way Freight's relatively high fixed-cost structure, sudden or severe changes in shipment volumes can have a negative impact on management's ability to manage costs.

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

(Dollars in thousands, except per share amounts)	2012	2011	2010
Revenues	$5,580,247	$5,289,953	$4,952,000
Costs and expenses
Other costs and expenses	5,351,406	5,090,044	4,849,659
Loss (gain) from asset impairments and purchase-price adjustment	—	(10,000)	19,181
Restructuring charges	—	1,981	4,990
	5,351,406	5,082,025	4,873,830
Operating income	228,841	207,928	78,170
Other non-operating expense	57,887	59,856	61,613
Income before income tax provision	170,954	148,072	16,557
Income tax provision	66,408	59,629	12,572
Net income	$104,546	$88,443	$3,985

Diluted earnings per share	$1.85	$1.58	$0.07
Operating margin	4.1%	3.9%	1.6%
Overview
2012 Compared to 2011
Con-way’s consolidated revenue of $5.6 billion in 2012 increased 5.5% from $5.3 billion in 2011 reflecting higher revenue from all segments. Higher revenue from Freight and Truckload was primarily the result of increased base freight rates and higher fuel surcharges. Higher revenue from Logistics was due to increased revenue for both transportation-management and warehouse-management services.
Con-way’s operating income increased to $228.8 million in 2012 from $207.9 million in 2011. The increase in operating income was due to improved operating income at Freight and Truckload, offset by reduced operating income at Logistics. Higher operating income at Freight and Truckload was due to increased revenues and improved operating margins. Lower operating income at Logistics was primarily due to a 2011 gain of $10.0 million from a purchase-price adjustment to settle a dispute associated with the acquisition of Chic Logistics.
Other non-operating expense in 2012 decreased $2.0 million compared with 2011, largely due to a $1.2 million decrease in other miscellaneous expenses, mostly from letters-of-credit fees. Also, interest expense declined $0.8 million.
Con-way’s effective tax rate in 2012 was 38.8% compared to 40.3% in 2011. Con-way's tax provision in 2012 benefited from discrete tax adjustments, while the effective tax rate in 2011 was adversely affected by discrete tax adjustments. The 2011 income tax provision also included the effect of the $10.0 million gain, for which there was only $1.1 million of related tax. The effective tax rate in 2011 benefited from a fuel-related tax credit which expired and was not available for 2012. Con-way's effective tax rate in 2013 is expected to be lower than its 2012 rate as the result of legislation that extended the fuel-related tax credit, as more fully discussed in Note 8, “Income Taxes,” of Item 8, “Financial Statements and Supplementary Data.”
2011 Compared to 2010
Con-way’s consolidated revenue of $5.3 billion in 2011 increased 6.8% from $5.0 billion in 2010, reflecting higher revenue from Freight, Truckload and Logistics. Higher revenue from Freight and Truckload benefited from higher fuel surcharges and increased base freight rates. Logistics’ higher revenue was primarily due to increased transportation-management services.
Con-way’s operating income increased to $207.9 million in 2011 from $78.2 million in 2010. The increase in operating income was due to improved operating income at Freight, Logistics and Truckload. Higher operating income at Freight and Truckload was due in large part to increased revenues. Higher operating income at Logistics reflects the $10.0 million gain in 2011, while 2010 included $19.2 million of asset-impairment charges.
Other non-operating expense in 2011 decreased $1.8 million compared with 2010, largely due to a $3.4 million decline in interest expense, partially offset by a $1.3 million increase in other miscellaneous expenses, primarily from letters-of-credit fees. The decline in interest expense reflects the $200.0 million repayment in the second quarter of 2010 of Con-way’s 8 7/8% Notes due 2010.
Con-way’s effective tax rate in 2011 was 40.3% compared to 75.9% in 2010. As noted above, the effective tax rate in 2011 included the effect of the $10.0 million gain and discrete items. Con-way’s effective tax rate in 2010 was adversely affected by non-deductible goodwill-impairment charges.
Cost-Reduction Actions
In response to economic conditions, in March 2009, Con-way announced several employee-related measures to reduce costs and conserve cash. For the periods presented, Con-way's comparative expenses were affected by various reinstatements of previously suspended benefits, including the fourth-quarter 2011 reinstatement of certain employer contributions to the defined contribution retirement plan, the January 2010 and 2011 reinstatements of salary and wage reductions for certain employees, and the second-quarter 2010 reinstatement of compensated-absences benefits at the Freight and Logistics segments. The remaining suspended benefit, the matching contributions to the defined contribution retirement plan, has not been reinstated. Any potential reinstatement of Con-way's matching contributions is based on a number of considerations.

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
Freight
The following table compares operating results, operating margins and the percentage change in selected operating statistics of the Freight reporting segment for the years ended December 31:

(Dollars in thousands)	2012	2011	2010
Revenue before inter-segment eliminations	$3,392,596	$3,247,107	$3,075,064

Salaries, wages and employee benefits	1,551,742	1,493,421	1,492,512
Purchased transportation	585,489	532,059	510,406
Other operating expenses	445,940	441,891	458,603
Fuel and fuel-related taxes	376,323	386,928	316,627
Depreciation and amortization	124,372	109,875	101,391
Maintenance	93,402	94,654	88,025
Rents and leases	48,755	47,159	49,218
Purchased labor	22,704	21,341	29,374
Total operating expenses	3,248,727	3,127,328	3,046,156
Operating income	$143,869	$119,779	$28,908
Operating margin	4.2%	3.7%	0.9%

	2012 vs. 2011	2011 vs. 2010
Selected Operating Statistics
Weight per day	-0.3%	-4.6%
Revenue per hundredweight ("yield")	+4.4%	+10.3%
Shipments per day ("volume")	-1.9%	-5.7%
Weight per shipment	+1.6%	+1.2%
2012 Compared to 2011
Freight’s revenue in 2012 increased 4.5% from 2011, primarily due to a 4.4% increase in yield, partially offset by a 0.3% decline in weight per day. The 4.4% increase in yield was largely due to increased base freight rates, while the 0.3% decline in weight per day reflects a 1.9% decline in shipments per day, partially offset by a 1.6% increase in weight per shipment.
Excluding fuel surcharges, yield increased 3.7% in 2012. Fuel-surcharge revenue increased to 17.5% of revenue in 2012 from 17.0% in 2011. The fuel surcharge is intended to compensate Con-way Freight for the adverse effects of higher fuel costs and fuel-related increases in purchased transportation. Fuel surcharges are only one part of Con-way Freight’s overall rate structure, and the total price that Con-way Freight receives from customers for its services is governed by market forces, as more fully discussed in Item 1A, “Risk Factors.”
In 2012, Freight’s operating income increased $24.1 million when compared with 2011. Higher operating income in 2012 was largely due to higher revenue and higher operating margins.
Expenses for salaries, wages and employee benefits increased 3.9% in 2012 compared to 2011. 2012 included higher expenses than 2011 due in part to the timing of the reinstatement of certain employee-related costs that were suspended under the cost-reduction measures, as more fully discussed above in “Overview.” Salaries and wages, excluding variable compensation, increased 1.9% due to annual pay increases and a new sales bonus program, partially offset by a decline in the number of miles driven by company drivers. Employee benefits expense increased 8.4% primarily due to higher costs for employee medical benefits, and defined contribution and defined benefit retirement plans. Higher costs for employee medical benefits were largely due to an increase in the number of claims. The increase in defined contribution retirement plan expense was mainly due to the restoration of certain benefits in the fourth quarter of 2011.

Purchased transportation expense increased 10.0% in 2012 due to increased third-party miles and higher carrier rates.

Expenses for fuel and fuel-related taxes decreased 2.7% primarily due to lower fuel consumption, the result of decreased miles driven by company drivers, partly offset by an increase in the cost per gallon of diesel fuel.

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

Depreciation and amortization expense increased 13.2% in 2012 compared to 2011 primarily due to the replacement of older tractors with newer models. Newer models are more costly due in part to the inclusion of more expensive emissions-control and safety technology.
2011 Compared to 2010
Freight’s revenue in 2011 increased 5.6% from 2010 primarily due to a 10.3% increase in yield, partially offset by a 4.6% decline in weight per day. The 4.6% decline in weight per day reflects a 5.7% decline in shipments per day, partially offset by a 1.2% increase in weight per shipment. In 2011, yield benefited from increases in fuel-surcharge revenue and base freight rates, but was adversely affected by the increase in weight per shipment. Excluding fuel surcharges, yield increased 5.7% in 2011. Fuel-surcharge revenue increased to 17.0% of revenue in 2011 from 13.2% in 2010.
Higher yield and lower weight per day were due in part to sales and pricing initiatives implemented in the third quarter of 2010 that increased base freight rates and moderated the amount of freight transported in the network. Management initiatives in 2011 were adapted to focus on pricing improvements while maintaining volume.
In 2011, Freight’s operating income increased $90.9 million when compared with 2010. Higher operating income in 2011 was largely due to higher revenue and strategic efforts to improve network efficiency and control costs. Results in 2010 were adversely affected by $5.1 million of expense for employee severance and the consolidation of Con-way’s executive offices under which Freight was allocated a portion of the restructuring charges.
Expenses for salaries, wages and employee benefits were essentially flat in 2011 compared to 2010. Salaries and wages, excluding variable compensation, decreased 1.5% due in part to lower average employee counts, which reflected a decline in shipment volumes, a reduction in miles driven and increased productivity, partially offset by salary and wage restorations. Employee benefits expense decreased 1.3%, primarily due to lower expense for workers’ compensation claims, partially offset by higher expenses for compensated absences. Lower expense for workers’ compensation claims reflects a decrease in the number of claims and lower expense per claim. The increase in expense for compensated-absences benefits was primarily due to the reinstatement of the benefit effective in April 2010. Variable-compensation expense increased $22.4 million, due to variations in performance measures relative to variable-compensation plan targets.
Purchased transportation expense increased 4.2% in 2011 reflecting fuel-related rate increases and higher base rates, partially offset by declines in freight transported by third-party providers.
In 2011, other operating expenses decreased 3.6%, mainly due to lower self-insurance expense from cargo-loss and damage claims, partially offset by higher costs for information-technology services. The decrease in cargo-claims expense reflects lower shipment volumes and improved freight handling, which was due in part to increased investment in training and the utilization of the SafeStack™ cargo loading system for trailers that was deployed during 2010.
Expenses for fuel and fuel-related taxes increased 22.2% primarily due to the increase in the cost per gallon of diesel fuel, partially offset by lower fuel consumption due to fewer miles driven as a result of a moderation in shipment volumes.

Logistics
The table below compares operating results and operating margins of the Logistics reporting segment. The table summarizes Logistics’ revenue as well as net revenue (revenue less purchased transportation expense). Transportation-management revenue is attributable to contracts for which Menlo Worldwide Logistics manages the transportation of freight but subcontracts to carriers the actual transportation and delivery of products, which Menlo Worldwide Logistics refers to as purchased transportation. Menlo Worldwide Logistics’ management places emphasis on net revenue as a meaningful measure of the relative importance of its principal services since revenue earned on most transportation-management services includes the carriers’ charges to Menlo Worldwide Logistics for transporting the shipments. The table also includes operating income and operating margin excluding the loss (gain) from asset impairments and a purchase-price adjustment. Management believes these measures are relevant to evaluate its on-going operations.

(Dollars in thousands)	2012	2011	2010
Revenue before inter-segment eliminations	$1,726,200	$1,589,994	$1,477,988
Purchased transportation	(1,087,056)	(988,405)	(906,389)
Net revenue	639,144	601,589	571,599

Salaries, wages and employee benefits	260,863	230,760	218,126
Other operating expenses	167,478	156,334	148,174
Fuel and fuel-related taxes	850	1,034	846
Depreciation and amortization	9,605	10,846	12,226
Maintenance	3,132	2,998	2,617
Rents and leases	64,508	65,046	63,692
Purchased labor	88,092	89,824	80,462
Loss (Gain) from asset impairments and purchase-price adjustment	—	(10,000)	19,181
Total operating expenses excluding purchased transportation	594,528	546,842	545,324
Operating income	$44,616	$54,747	$26,275
Operating income excluding impairments and purchase-price adjustment	$44,616	$44,747	$45,456
Operating margin on revenue	2.6%	3.4%	1.8%
Operating margin on net revenue	7.0%	9.1%	4.6%
Operating margin on revenue excluding asset impairments and
purchase-price adjustment	2.6%	2.8%	3.1%
Operating margin on net revenue excluding asset impairments and
purchase-price adjustment	7.0%	7.4%	8.0%
2012 Compared to 2011
In 2012, Logistics’ revenue increased 8.6% due to increases in revenue from both transportation-management and warehouse-management services. In 2012, revenue from transportation-management services increased 11.5%, while revenue from warehouse-management services increased 1.2%. Higher revenue from transportation-management services was primarily due to new customers. Increased revenue from warehouse-management services was primarily due to growth at existing customers.
Logistics’ net revenue in 2012 increased 6.2%, as revenue growth was partially offset by purchased transportation expense that grew at a faster rate than revenue. Purchased transportation expense increased 10.0% in 2012 primarily due to increased transportation-management volumes.
In 2012, Logistics reported operating income of $44.6 million compared to $54.7 million in 2011. Operating results in 2011 included a $10.0 million gain resulting from a purchase-price adjustment to settle a dispute associated with the 2007 acquisition of Chic Logistics. Excluding this item, Logistics’ operating income in 2012 decreased 0.3% from 2011, reflecting increases in salaries, wages and employee benefits expense, and higher other operating expenses.

Salaries, wages and employee benefits increased 13.0% in 2012. Salaries and wages, excluding variable compensation, rose 14.9% primarily due to increased average employee counts in response to growth from new and existing customers, and salary and wage rate increases. Employee benefits expense increased 14.5% in 2012, primarily due to increased costs for employee medical benefits, payroll taxes and compensated absences. Higher costs for employee medical benefits were largely due to increases in the number of claims. Increased expense for compensated absences and payroll taxes was primarily due to the increase in salaries and wages.
Other operating expenses increased 7.1% in 2012 primarily due to increased administrative corporate allocations, higher expenses for warehouse-related packaging materials and supplies, higher expenses for professional services that support customer operations, and an increase in the provision for uncollectible accounts receivable. The increase in the provision for uncollectible accounts receivable in 2012 was primarily due to a single international customer.
2011 Compared to 2010
In 2011, Logistics’ revenue increased 7.6% due to increases in revenue from both transportation-management and warehouse-management services. In 2011, revenue from transportation-management services increased 9.6%, while revenue from warehouse-management services increased 2.8%. Higher revenue from transportation-management services was primarily due to increased freight-brokerage volumes and growth at existing customers, and, to a lesser extent, fuel-related increases in purchased transportation. Increased revenue from warehouse-management services was primarily due to the addition of new customers.
Logistics' net revenue in 2011 increased 5.2%, as revenue growth was partially offset by purchased transportation expense that grew at a faster rate than revenue. Purchased transportation expense increased 9.0% in 2011 primarily due to increased transportation-management volumes and, to a lesser extent, fuel-related rate increases.
In 2011, Logistics reported operating income of $54.7 million compared to $26.3 million in 2010. Operating results in 2011 included the $10.0 million gain. Operating results in 2010 were adversely affected by a $16.4 million goodwill-impairment charge and a $2.8 million charge for the impairment of a customer-relationship intangible asset. These items are more fully discussed in Note 2, “Goodwill and Intangible Assets,” of Item 8, “Financial Statements and Supplementary Data.” Excluding these items, Logistics' operating income in 2011 decreased 1.6% from 2010 primarily due to lower margins on warehouse-management services. Lower margins on warehouse-management services reflect costs for warehouse-facility relocations, changes in customer mix and increased start-up costs associated with new customers.
Salaries, wages and employee benefits increased 5.8% in 2011. Salaries and wages, excluding variable compensation, rose 9.2% due to salary and wage rate increases and increased average employee counts due to new customer contracts. Variable-compensation expense decreased $3.4 million or 18.1% in 2011 based on variations in performance measures relative to variable-compensation plan targets. Employee benefits expense increased 5.0% in 2011, primarily due to increased expenses for international employee benefits and payroll taxes.
Other operating expenses increased 5.5% in 2011 reflecting higher costs for information-technology services and increased facility costs due to new warehouse-management customers.
Purchased labor expense increased 11.6% in 2011 due to increased workloads from the start-up of new warehouse-management facilities and warehouse relocations.

Truckload
The table below compares operating results, operating margins and the percentage change in selected operating statistics of the Truckload reporting segment. The table summarizes the segment’s revenue before inter-segment eliminations, including freight revenue, fuel-surcharge revenue and other non-freight revenue. The table also includes operating income and operating margin excluding fuel-surcharge revenue. Truckload’s management believes these measures are relevant to evaluate its on-going operations.

(Dollars in thousands)	2012	2011	2010
Freight revenue	$470,429	$459,221	$459,748
Fuel-surcharge revenue	145,972	138,549	94,175
Other revenue	19,155	17,244	15,818
Revenue before inter-segment eliminations	635,556	615,014	569,741

Salaries, wages and employee benefits	210,515	209,220	212,311
Purchased transportation	36,397	27,650	24,384
Other operating expenses	64,723	61,267	65,696
Fuel and fuel-related taxes	175,635	177,633	147,225
Depreciation and amortization	69,799	70,003	64,109
Maintenance	31,184	32,171	32,910
Rents and leases	1,242	1,097	996
Purchased labor	1,140	1,160	1,266
Total operating expenses	590,635	580,201	548,897
Operating income	$44,921	$34,813	$20,844
Operating margin on revenue	7.1%	5.7%	3.7%
Operating margin on revenue excluding fuel-surcharge
revenue	9.2%	7.3%	4.4%

	2012 vs. 2011	2011 vs. 2010
Selected Operating Statistics
Freight revenue per loaded mile	+2.6%	+4.1%
Loaded miles	-0.2%	-4.0%
2012 Compared to 2011
In 2012, Truckload’s revenue increased 3.3% from 2011, primarily due to a 2.4% increase in freight revenue and a 5.4% increase in fuel-surcharge revenue. The 2.4% increase in freight revenue reflects a 2.6% increase in revenue per loaded mile, partially offset by a 0.2% decrease in loaded miles. The higher revenue per loaded mile included the effect of negotiated rate increases. The decrease in loaded miles was primarily due to a decline in the number of tractors operated by two-person teams, which resulted in lower miles per tractor. Higher fuel-surcharge revenue reflects higher fuel prices in 2012 compared to 2011 and an improved fuel-surcharge recovery rate.
In 2012, Truckload earned operating income of $44.9 million compared to $34.8 million in 2011, primarily reflecting the increase in revenue and higher operating margins.
Salaries, wages and employee benefits increased 0.6% in 2012, reflecting an increase in variable-compensation expense, partially offset by decreases in salaries and wages, excluding variable compensation, and employee benefits expense. Variable-compensation expense increased $1.8 million or 79.7% in 2012 based on variations in performance measures relative to variable-compensation plan targets. Salaries and wages, excluding variable compensation, decreased 0.3% primarily due to lower wages as a result of fewer miles driven by company drivers. Employee benefits expense decreased 0.1% in 2012, primarily due to a decrease in costs for workers compensation claims, partially offset by increases for employee medical benefits and defined contribution retirement plans. The decreases in expense for workers' compensation claims were due to decreases in expense per claim and the number of claims. The increases in expense for employee medical benefits were largely due to increases in the number of claims. The increase in expenses for defined contribution retirement plans was mainly due to the restoration of certain benefits in the fourth quarter of 2011.
Purchased transportation increased 31.6% in 2012 due to increased miles driven by Truckload's owner-operator fleet, which grew during the period, and fuel-related rate increases.
Expenses for fuel and fuel-related taxes decreased 1.1% in 2012 primarily due to improved miles per gallon and lower fuel consumption due to fewer miles driven by company drivers compared to 2011. These decreases were partially offset by higher fuel cost per gallon in 2012 compared to 2011.
Other operating expenses increased 5.6% in 2012 primarily due to increases for vehicular self-insurance and employee development expenses, partially offset by gains from the disposition of equipment. The increase in expenses for vehicular self-insurance was due to an increase in expense per claim, partially offset by a decline in the number of claims. Higher expenses for employee development relate to increased driver certification and training costs. The increase in gains from the disposition of equipment reflect improved conditions in the used tractor market.
2011 Compared to 2010
In 2011, Truckload’s revenue increased 7.9% from 2010, primarily due to a 47.1% increase in fuel-surcharge revenue. Freight revenue was essentially flat reflecting a 4.1% increase in revenue per mile and a 4.0% decline in loaded miles. Higher fuel-surcharge revenue was due to higher fuel prices in 2011 compared to 2010. The decrease in loaded miles was primarily due to a decline in the number of tractors operated by two-person teams, which resulted in lower miles per tractor, and to a slightly smaller fleet.
In 2011, Truckload earned operating income of $34.8 million compared to $20.8 million in 2010, primarily reflecting the effect of an improved fuel-surcharge recovery rate.
Salaries, wages and employee benefits decreased 1.5% in 2011, reflecting decreases in salaries and wages, excluding variable compensation, partially offset by an increase in employee benefits expense. Salaries and wages, excluding variable compensation, decreased 2.7% primarily due to lower wages as a result of fewer miles driven by company drivers. Employee benefits expense increased 2.3% in 2011, primarily reflecting increased costs for employee medical benefits, which were primarily due to an increase in the severity of claims, partially offset by a decline in the number of claims.
Purchased transportation increased 13.4% in 2011, primarily due to fuel-related increases for Truckload’s owner-operator fleet.
Expenses for fuel and fuel-related taxes increased 20.7% in 2011 primarily due to a higher fuel cost per gallon, partially offset by lower fuel consumption due to fewer miles driven by company drivers.
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

Other
The Other reporting segment consists of the operating results of Road Systems, a trailer manufacturer, and certain corporate activities for which the related income or expense has not been allocated to other reporting segments. The table below summarizes the operating results for the Other reporting segment:

(Dollars in thousands)	2012	2011	2010
Revenue
Road Systems	$57,664	$46,685	$52,890

Operating income (loss)
Road Systems	$(112)	$(123)	$(112)
Unallocated corporate operating income (loss)
Con-way reinsurance activities	(3,049)	(4,921)	3,567
Con-way corporate properties	(1,363)	3,750	(1,248)
Other	(41)	(117)	(64)
	$(4,565)	$(1,411)	$2,143
The results from reinsurance activities primarily relate to Con-way’s participation in a reinsurance pool, as more fully discussed in Note 1, “Principal Accounting Policies,” of Item I, “Financial Statements and Supplementary Data.”
In 2011, the operating results related to corporate properties included a $5.1 million gain from the sale of excess real estate.

Liquidity and Capital Resources
Cash and cash equivalents decreased to $429.8 million at December 31, 2012 from $438.0 million at December 31, 2011, as $265.8 million used in investing activities and $53.8 million used in financing activities exceeded $311.4 million provided by operating activities. Cash used in investing activities primarily reflects capital expenditures. Cash used in financing activities primarily reflects the repayment of capital leases and payment of common dividends. Cash provided by operating activities came from net income after non-cash adjustments, partially offset by changes in assets and liabilities.

(Dollars in thousands)	2012	2011	2010
Operating Activities
Net income	$104,546	$88,443	$3,985
Non-cash adjustments (1)	309,182	265,489	310,849
Changes in assets and liabilities	(102,317)	(9,222)	(129,962)
Net Cash Provided by Operating Activities	311,411	344,710	184,872

Net Cash Used in Investing Activities	(265,845)	(287,028)	(161,064)

Net Cash Used in Financing Activities	(53,792)	(41,092)	(78,963)

Increase (Decrease) in Cash and Cash Equivalents	$(8,226)	$16,590	$(55,155)

(1)
“Non-cash adjustments” refer to depreciation, amortization, impairment charges, purchase-price adjustments, deferred income taxes, provision for uncollectible accounts and other non-cash income and expenses.

Operating Activities
The most significant items affecting the comparison of Con-way’s operating cash flows for the periods presented are summarized below:
2012 Compared to 2011
In 2012, net income and non-cash adjustments collectively increased operating cash flows $59.8 million from 2011. Changes in assets and liabilities decreased operating cash flows by $93.1 million in 2012 when compared to the prior-year period. Significant comparative changes include accrued income taxes, accrued variable compensation and employee benefits.
In 2012, accrued income taxes used $2.3 million, compared to $34.4 million provided in 2011, reflecting variations in income tax refunds and payments as well as variations in current income tax provisions. In 2012, Con-way made net payments of $6.2 million, compared to $28.7 million of net refunds in 2011.
Accrued variable compensation provided $1.2 million in 2012, compared to $22.4 million provided in 2011. Variations in performance measures relative to variable-compensation plan targets resulted in a higher level of payments in 2012 when compared to 2011.
Employee benefits used $67.3 million in 2012, compared to $52.7 million used in 2011. Comparative period changes were primarily due to a change in the funding method for contributions to the defined contribution retirement plan and a decline in the amount of funding for the defined benefit pension plans. As detailed in Note 10, "Employee Benefit Plans," of Item 8, "Financial Statements," Con-way used repurchased common stock (also referred to as treasury stock) to fund contributions to the defined contribution retirement plan in the first six months of 2011. In 2011, Con-way used 461,151 shares of treasury stock to fund $17.3 million of contributions to the defined contributions retirement plans. In 2012, Con-way contributed $51.4 million to its qualified defined benefit pension plans, compared to $62.6 million in 2011.
2011 Compared to 2010
In 2011, net income and non-cash adjustments collectively increased operating cash flows $39.1 million from 2010. Changes in assets and liabilities improved operating cash flows by $120.7 million in 2011 when compared to the prior-year period. Changes in accrued income taxes, accrued liabilities (excluding variable compensation and employee benefits) and employee benefits increased operating cash flows in 2011 when compared to the prior year, while changes in self-insurance accruals decreased operating cash flows.
In 2011, accrued income taxes provided $34.4 million, compared to $39.6 million used in 2010, reflecting variations in income tax refunds and payments as well as variations in current income tax provisions. In 2011, Con-way received $28.7 million of net refunds, compared to $10.4 million of net refunds in 2010.
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
Investing Activities
The most significant items affecting the comparison of Con-way’s investing cash flows for the periods presented are summarized below:
In 2012, capital expenditures were $293.1 million, compared with $289.0 million in 2011 and $186.5 million in 2010. Increased capital expenditures in 2012 were primarily due to increased acquisitions of tractor equipment at Con-way Freight. Increased capital expenditures in 2011 were primarily due to the acquisition of tractor equipment at Con-way Truckload. Con-way received sale-related proceeds of $20.8 million in 2012, $13.2 million in 2011 and $32.8 million in 2010. Proceeds in 2012 were primarily due to the sale of facilities in the Freight segment. Proceeds in 2011 were primarily due to the sale of excess corporate properties and the sale of tractors in connection with the fleet-replacement program at Con-way Truckload. Proceeds in 2010 include sale-leaseback transactions in which $20.4 million was received from the sale of revenue equipment.
In 2011, Con-way received $10.0 million as an adjustment of the original purchase price to settle a dispute associated with the 2007 acquisition of Chic Logistics, as more fully discussed in Note 2, “Goodwill and Intangible Assets,” of Item 8, “Financial Statements and Supplementary Data.”
Investment transactions involving the purchase and sale of marketable securities resulted in $15.4 million of net proceeds in 2012, $12.6 million of cash used in 2011 and $0.7 million of net proceeds in 2010.
Financing Activities
The most significant items affecting the comparison of Con-way’s financing cash flows for the periods presented are summarized below:
Con-way used $29.0 million in 2012 for the repayment of debt obligations, compared to $19.8 million in 2011 and $211.1 million in 2010. Payments in 2012, 2011 and 2010 reflect repayments of capital leases, while 2010 also includes the $200.0 million repayment of the amount outstanding under the 8 7/8% Notes due 2010.
In 2010, Con-way issued common stock in a public offering and received net proceeds of $143.3 million, as discussed more fully in Note 9, “Shareholders’ Equity,” of Item 8, “Financial Statements and Supplementary Data.”

Contractual Cash Obligations
The table below summarizes contractual cash obligations for Con-way as of December 31, 2012. Some of the amounts in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, and other factors. Because of these estimates and assumptions, the actual future payments may vary from those reflected in the table. Certain liabilities, including those related to self-insurance accruals, are reported in Con-way’s consolidated balance sheets but not reflected in the table below due to the absence of stated due dates.

(Dollars in thousands)	Total	Payments Due by Period
		2013	2014-2015	2016-2017	2018 & Thereafter
Long-term debt	$1,327,221	50,928	101,854	102,383	1,072,056
Capital leases	48,936	17,441	31,495	—	—
Operating leases	276,888	80,022	98,779	58,922	39,165
Outsourcing contracts	187,435	51,146	99,161	37,128	—
Employee benefit plans	129,244	11,723	24,222	25,952	67,347
Total	$1,969,724	$211,260	$355,511	$224,385	$1,178,568
As presented above, contractual obligations on long-term debt and capital leases represent principal and interest payments.
Contractual obligations for operating leases represent the payments under the lease arrangements and are not included in Con-way’s consolidated balance sheets.
The employee benefit plan-related cash obligations in the table represent estimated payments under Con-way’s non-qualified defined benefit pension plans and postretirement medical plan through December 31, 2022. Expected benefit payments for Con-way’s qualified defined benefit pension plans are not included in the table, as these benefits will be satisfied by the use of plan assets. Con-way estimates that it will make $55 million of contributions to its qualified defined benefit pension plans in 2013; however, the contribution amount could change based on variations in interest rates, asset returns, Pension Protection Act ("PPA") requirements and other factors.
Con-way has agreements with third-party service providers to outsource a significant portion of its information-technology infrastructure function and a small portion of its administrative and accounting functions. The payments under the terms of the agreements are subject to change depending on the quantities and types of services consumed. As presented above, the payments reflect amounts based on projections of services expected to be consumed. The contracts also contain provisions that allow Con-way to terminate the contract at any time; however, Con-way would be required to pay additional fees if termination is for causes other than the failure of the service providers to perform.
The contractual obligations reported above exclude Con-way’s liability of $15.0 million for unrecognized tax benefits, which is more fully discussed in Note 8, “Income Taxes,” of Item 8, “Financial Statements and Supplementary Data.”
Letters of credit outstanding under Con-way’s credit facilities, as described below under “Capital Resources and Liquidity Outlook,” are generally required as collateral to support self-insurance programs and do not represent additional liabilities as the underlying self-insurance accruals are already included in Con-way’s consolidated balance sheets.
For further discussion, see Note 6, “Debt and Other Financing Arrangements,” Note 7, “Leases,” Note 8, “Income Taxes,” and Note 10, “Employee Benefit Plans,” of Item 8, “Financial Statements and Supplementary Data.”
Capital Resources and Liquidity Outlook
Con-way’s capital requirements relate primarily to the acquisition of revenue equipment to support growth and/or replacement of older equipment with newer equipment. In funding these capital expenditures and meeting working-capital requirements, Con-way may utilize various sources of liquidity and capital, including cash and cash equivalents, cash flow from operations, credit facilities and access to capital markets. Con-way may also manage its liquidity requirements and cash-flow generation by varying the timing and amount of capital expenditures.
As more fully discussed in Note 6, “Debt and Other Financing Arrangements,” of Item 8, “Financial Statements and Supplementary Data,” Con-way has a $325 million unsecured revolving credit facility. At December 31, 2012, no cash borrowings were outstanding under the credit facility; however, $138.5 million of letters of credit were outstanding, leaving $186.5 million of available capacity for additional letters of credit or cash borrowings. At December 31, 2012, Con-way was in compliance with the revolving credit facility's financial covenants and expects to remain in compliance.

Con-way had other uncommitted unsecured credit facilities totaling $63.8 million at December 31, 2012, which are available to support short-term borrowings, letters of credit, bank guarantees and overdraft facilities. At December 31, 2012, $7.0 million of cash borrowings and $17.5 million of other credit commitments were outstanding leaving $39.4 million of available capacity.
In 2013, Con-way anticipates capital and software expenditures of approximately $300 million, net of asset dispositions, primarily for the acquisition of tractor equipment. Con-way’s actual 2013 capital expenditures may differ from the estimated amount depending on factors such as availability and timing of delivery of equipment.
At December 31, 2012, Con-way’s senior unsecured debt was rated as investment grade by Standard and Poor’s (BBB-), Fitch Ratings (BBB-), and Moody’s (Baa3). Standard and Poor's, Fitch Ratings, and Moody’s assigned an outlook of “stable.”
Con-way believes that its working-capital requirements and capital-expenditure plans in 2013 will be adequately met with various sources of liquidity and capital, including Con-way’s cash and cash equivalents, cash flow from operations, credit facilities and access to capital markets.
As detailed in Note 8, “Income Taxes,” of Item 8, “Financial Statements and Supplementary Data,” the cumulative undistributed earnings of Con-way’s foreign subsidiaries were $33.0 million at December 31, 2012, which if remitted, are subject to withholding and U.S. taxes. Of Con-way’s $429.8 million in cash and cash equivalents at December 31, 2012, $42.8 million was related to its foreign subsidiaries. Con-way currently does not expect to rely on these foreign cash and cash-equivalent balances as a source of liquidity or capital to fund its domestic operations.

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to adopt accounting policies and make significant judgments and estimates. In many cases, there are alternative policies or estimation techniques that could be used. Con-way maintains a process to evaluate the appropriateness of its accounting policies and estimation techniques, including discussion with and review by the Audit Committee of its Board of Directors and its independent auditors. Accounting policies and estimates may require adjustment based on changing facts and circumstances and actual results could differ from estimates. Con-way believes that the accounting policies that are most judgmental and material to the financial statements are those related to the following:

•Defined Benefit Pension Plans
•Goodwill
•Income Taxes
•Property, Plant and Equipment and Other Long-Lived Assets
•Revenue Recognition
•Self-Insurance Accruals
Defined Benefit Pension Plans
In the periods presented, certain employees of Con-way and its subsidiaries in the U.S. were covered under several retirement benefit plans, including several qualified and non-qualified defined benefit pension plans.
Significant assumptions
The net periodic benefit expense (income) and the projected benefit obligation for Con-way’s defined benefit pension plans depend upon a number of assumptions and factors, the most significant being the discount rate used to measure the present value of pension obligations and the expected rate of return on plan assets for the funded qualified plans. Con-way assesses its plan assumptions for the discount rate, expected rate of return on plan assets, and other significant assumptions on a periodic basis, but concludes on those assumptions at the actuarial plan measurement date.
Discount Rate
In determining the appropriate discount rate, Con-way is assisted by actuaries who utilize a yield-curve model based on a universe of high-grade corporate bonds (rated Aa or better by Moody's rating service). The model determines a single equivalent discount rate by applying the yield curve to Con-way's expected future benefit payments. For the December 31, 2012 measurement, Con-way used a newly developed yield curve that more closely matches the expected portfolio of bonds that would be used to settle the obligation. The yield-curve model used for the December 31, 2012 measurement produced a discount rate 35 basis points higher than the previous model, which resulted in a $93.6 million reduction in the projected benefit obligation. The discount rate used in determining net periodic benefit expense (income) for the periods presented and for 2013 are as follows:

	2013	2012	2011	2010
Discount rate on plan obligations	4.25%	4.65%	5.55%	6.05%

Rate of Return on Plan Assets
For its qualified defined benefit pension plans, Con-way sets the expected return on plan assets using current market expectations and historical returns. The expected return on plan assets is based on estimates of long-term expected returns and considers the plans' anticipated asset allocation over the course of the next year. The expected return includes the effect of actively managing the plan assets, and is net of fees and expenses. The plan assets are managed pursuant to a long-term allocation strategy that seeks to mitigate the plans’ funded status volatility by increasing the plans’ investment in fixed-income investments over time. This strategy was developed by analyzing a variety of diversified asset-class combinations in conjunction with the projected liabilities of the plans. As a result of these strategies, the expected return on plan assets has declined over time as follows:

	2013	2012	2011	2010
Expected rate of return on plan assets	7.10%	7.65%	8.00%	8.50%
Significant assumption sensitivity
The decline in the discount rate from 4.65% at December 31, 2011 to 4.25% at December 31, 2012 caused a $101.5 million increase in the benefit obligation for Con-way's defined benefit pension plans. For the year ended December 31, 2012, Con-way's expected return on plan assets was $84.4 million compared to the actual return on plan assets of $170.9 million. The sensitivity analysis below shows the effect on net periodic benefit expense (income) and the projected benefit obligation from a 25 basis point change in the assumed discount rate and expected return on plan assets.

(Dollars in thousands)	25 Basis Point Increase	25 Basis Point Decrease
Discount rate
Effect on 2012 net periodic benefit expense (income)	$(895)	$866
Effect on December 31, 2012 projected benefit obligation	(67,793)	71,924

Expected return on plan assets
Effect on 2012 net periodic benefit expense (income)	(2,759)	2,759

Actuarial gains and losses
Changes in the discount rate and/or differences between the expected and actual rate of return on plan assets may result in unrecognized actuarial gains or losses. For Con-way’s defined benefit pension plans, accumulated unrecognized actuarial losses decreased to $704.2 million at December 31, 2012 from $721.8 million at December 31, 2011. Any portion of the unrecognized actuarial gain (loss) that exceeds 10% of the greater of the projected benefit obligation or the fair value of plan assets at the beginning of the year is amortized and recognized as expense (income) over the estimated average remaining life expectancy of plan participants.
Effect on operating results
The effect of the defined benefit pension plans on Con-way’s operating results consist primarily of the net effect of the interest cost on plan obligations for the qualified and non-qualified defined benefit pension plans, the expected return on plan assets for the funded qualified defined benefit pension plans and the amortization of gains or losses. Con-way estimates that the defined benefit pension plans will result in annual expense of $4 million in 2013. For its defined benefit pension plans, Con-way recognized annual expense of $9.6 million in 2012, $0.4 million in 2011 and $7.5 million in 2010.
Funding
In determining the amount and timing of its pension contributions, Con-way considers its cash position, both the PPA- and GAAP-based measurements of funded status, and the tax deductibility of contributions, among other factors. Con-way made contributions of $51.4 million and $62.6 million to its qualified defined benefit pension plans in 2012 and 2011, respectively. Con-way estimates that it will make $55 million of contributions to its qualified defined benefit pension plans in 2013. The level of Con-way’s annual contributions to its qualified pension plans is subject to change based on variations in interest rates, asset returns, PPA requirements and other factors.

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
Con-way uses multiple valuation methods when possible to determine the fair value of a reporting unit. The methods used include the use of public-company multiples, precedent transactions and discounted cash flow models, and may vary depending on the availability of information. In any of the valuation methods, assumptions used to determine the fair value of reporting units may significantly impact the result. The key assumptions used in discounted cash flow models are cash flow projections involving forecasted revenues and expenses, capital expenditures, working capital changes, and the discount rate and the terminal growth rate applied to projected cash flows. Cash flow projections are developed from Con-way’s annual planning process. The discount rate equals the estimated weighted-average cost of capital of the reporting unit from a market-participant perspective. Terminal growth rates are based on inflation assumptions adjusted for factors that may impact future growth such as industry-specific expectations. These estimates and assumptions may be incomplete or inaccurate because of unanticipated events and circumstances. As a result, changes in assumptions and estimates related to goodwill could have a material effect on Con-way’s valuation result, and accordingly, its financial condition or results of operations.
Con-way Truckload had $329.8 million of goodwill at December 31, 2012. For the valuation of Con-way Truckload, Con-way applied two equally weighted methods: public-company multiples and discounted cash flow models. In the assessment of Con-way Truckload’s goodwill, the fair value of the reporting unit exceeded its carrying value by 15% or approximately $93 million. A 100 basis point change in the assumed discount rate would result in a $24 million change in fair value. A 10% change in estimated operating income for each of the next five years would result in a $34 million change in fair value.
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
Estimated revenue adjustments
Generally, the pricing assessed by companies in the transportation industry is subject to subsequent adjustment due to several factors, including weight and freight-classification verifications and pricing discounts. Revenue adjustments are estimated based largely on historical experience.
Uncollectible accounts receivable
Con-way Freight and Con-way Truckload report accounts receivable at net realizable value and provide an allowance for uncollectible accounts when losses are probable. Estimates for uncollectible accounts are based on various judgments and assumptions, including revenue levels, historical loss experience, economic conditions and the aging of outstanding accounts receivable.
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
Interest Rates
Con-way invests in cash-equivalent investments and marketable securities that earn investment income. For the periods presented, the amount of investment income earned on Con-way’s investments was not material.
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

We have audited the accompanying consolidated balance sheets of Con-way Inc. (the Company) and subsidiaries as of December 31, 2012 and 2011, and the related statements of consolidated income, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Con-way Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Portland, Oregon
February 25, 2013

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Con-way Inc.
Consolidated Balance Sheets

(Dollars in thousands)	December 31,
	2012	2011
Assets
Current Assets
Cash and cash equivalents	$429,784	$438,010
Marketable securities	3,200	13,255
Trade accounts receivable, net	567,097	577,522
Other accounts receivable	43,912	43,849
Operating supplies, at lower of average cost or market	23,180	22,822
Prepaid expenses	49,681	48,369
Deferred income taxes	34,520	46,563
Total Current Assets	1,151,374	1,190,390

Property, Plant and Equipment
Land	195,737	194,078
Buildings and leasehold improvements	840,966	827,910
Revenue equipment	1,746,816	1,613,806
Other equipment	329,730	318,313
	3,113,249	2,954,107
Accumulated depreciation	(1,526,648)	(1,458,074)
Net Property, Plant and Equipment	1,586,601	1,496,033

Other Assets
Deferred charges and other assets	33,963	36,743
Capitalized software, net	20,365	19,829
Marketable securities	—	5,354
Intangible assets, net	10,997	13,951
Goodwill	338,164	337,716
	403,489	413,593
Total Assets	$3,141,464	$3,100,016
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.
Consolidated Balance Sheets

(Dollars in thousands, except per share data)	December 31,
	2012	2011
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$330,665	$345,489
Accrued liabilities	253,209	235,146
Self-insurance accruals	100,828	104,328
Short-term borrowings	6,982	14,481
Current maturities of long-term debt and capital leases	16,008	24,026
Total Current Liabilities	707,692	723,470

Long-Term Liabilities
Long-term debt	719,016	718,336
Long-term obligations under capital leases	30,355	51,902
Self-insurance accruals	143,735	158,889
Employee benefits	592,668	610,850
Other liabilities and deferred credits	32,201	39,120
Deferred income taxes	77,412	38,195
Total Liabilities	2,303,079	2,340,762

Commitments and Contingencies (Notes 6, 7, 8 and 12)

Shareholders' Equity
Common stock, $0.625 par value; authorized 100,000,000 shares; issued
63,565,453 and 63,065,931 shares, respectively	39,701	39,394
Additional paid-in capital, common stock	614,334	595,992
Retained earnings	966,939	884,758
Cost of repurchased common stock (7,583,471 and 7,468,869 shares,
respectively)	(326,128)	(322,454)
Accumulated Other Comprehensive Loss	(456,461)	(438,436)
Total Shareholders' Equity	838,385	759,254
Total Liabilities and Shareholders' Equity	$3,141,464	$3,100,016
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.
Statements of Consolidated Income

(Dollars in thousands, except per share data)	Years ended December 31,
	2012	2011	2010
Revenues	$5,580,247	$5,289,953	$4,952,000

Costs and Expenses
Salaries, wages and employee benefits	2,125,104	2,026,739	2,024,606
Purchased transportation	1,531,319	1,381,267	1,265,848
Other operating expenses	567,810	552,842	547,095
Fuel and fuel-related taxes	553,301	566,026	464,997
Depreciation and amortization	216,215	202,647	192,502
Maintenance	128,084	130,179	123,864
Rents and leases	115,954	116,415	117,312
Purchased labor	113,619	113,929	113,435
Loss (Gain) from asset impairments and purchase-price adjustment	—	(10,000)	19,181
Restructuring charges	—	1,981	4,990
	5,351,406	5,082,025	4,873,830
Operating Income	228,841	207,928	78,170

Other Income (Expense)
Investment income	831	920	1,327
Interest expense	(54,777)	(55,589)	(59,015)
Miscellaneous, net	(3,941)	(5,187)	(3,925)
	(57,887)	(59,856)	(61,613)
Income before Income Tax Provision	170,954	148,072	16,557
Income Tax Provision	66,408	59,629	12,572
Net Income	$104,546	$88,443	$3,985

Weighted-Average Common Shares Outstanding
Basic	55,837,574	55,388,297	52,507,320
Diluted	56,485,987	56,101,903	53,169,299

Earnings per Common Share
Basic	$1.87	$1.60	$0.08
Diluted	$1.85	$1.58	$0.07
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.
Statements of Consolidated Comprehensive Income (Loss)

(Dollars in thousands)	Years ended December 31,
	2012	2011	2010
Net Income	$104,546	$88,443	$3,985

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	481	(1,331)	(913)

Unrealized gain (loss) on available-for-sale security, net of deferred tax of
$145, $4, and $19, respectively	226	(6)	29

Employee benefit plans
Actuarial loss, net of deferred tax of $1,903, $104,425,
and $34,886, respectively	(2,977)	(163,312)	(48,685)
Net loss included in net periodic benefit expense or
income, net of deferred tax of $7,969, $4,373, and $3,709, respectively	12,465	6,837	5,800
Prior-service credit, net of deferred tax of $17,577, $0, and $77,
respectively	(27,493)	—	121
Amortization of prior service credit included in net periodic benefit
expense or income, net of deferred tax of $465, $468, and $464, respectively	(727)	(730)	(724)
	(18,732)	(157,205)	(43,488)
Total Other Comprehensive Loss	(18,025)	(158,542)	(44,372)

Comprehensive Income (Loss)	$86,521	$(70,099)	$(40,387)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.
Statements of Consolidated Cash Flows

(Dollars in thousands)	Years ended December 31,
	2012	2011	2010
Cash and Cash Equivalents, Beginning of Period	$438,010	$421,420	$476,575
Operating Activities
Net income	104,546	88,443	3,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net of accretion	215,202	201,638	189,517
Non-cash compensation and employee benefits	33,180	22,050	20,256
Increase in deferred income taxes	63,091	52,160	68,343
Provision for uncollectible accounts	6,358	6,761	7,319
Loss (Gain) from asset impairments and purchase-price adjustment	—	(10,000)	19,181
Loss from restructuring activities	—	—	4,990
Loss (Gain) from sales of property, equipment and investment, net	(8,649)	(7,120)	1,243
Changes in assets and liabilities:
Receivables	7,076	(42,315)	(61,264)
Prepaid expenses	(1,312)	(1,024)	(4,542)
Accounts payable	(14,824)	41,313	31,891
Accrued variable compensation	1,201	22,439	8,268
Accrued liabilities, excluding accrued variable compensation and
employee benefits	1,988	3,808	(20,492)
Self-insurance accruals	(18,654)	(11,951)	30,487
Accrued income taxes	(2,316)	34,362	(39,583)
Employee benefits	(67,291)	(52,713)	(67,629)
Deferred charges and credits	(5,217)	(952)	(3,572)
Other	(2,968)	(2,189)	(3,526)
Net Cash Provided by Operating Activities	311,411	344,710	184,872
Investing Activities
Capital expenditures	(293,135)	(288,994)	(186,496)
Software expenditures	(8,963)	(8,667)	(8,101)
Proceeds from sales of property and equipment	20,840	13,213	12,403
Proceeds from sale-leaseback transactions	—	—	20,430
Proceeds from purchase-price adjustment	—	10,000	—
Purchases of marketable securities	(8,200)	(13,480)	(59,260)
Proceeds from sales of marketable securities	23,613	900	59,960
Net Cash Used in Investing Activities	(265,845)	(287,028)	(161,064)
Financing Activities
Repayment of long-term debt and capital leases	(29,015)	(19,811)	(211,124)
Net proceeds from (repayments of) short-term borrowings	(7,621)	(4,691)	7,912
Payment of debt issuance costs	—	(661)	(2,123)
Net proceeds from issuance of common stock	—	—	143,325
Proceeds from exercise of stock options	3,560	5,532	3,459
Excess tax benefit from share-based compensation	1,641	716	433
Payments of common dividends	(22,357)	(22,177)	(20,845)
Net Cash Used in Financing Activities	(53,792)	(41,092)	(78,963)
Increase (Decrease) in Cash and Cash Equivalents	(8,226)	16,590	(55,155)
Cash and Cash Equivalents, End of Period	$429,784	$438,010	$421,420
Supplemental Disclosure
Cash paid (refunded) for income taxes, net	$6,163	$(28,740)	$(10,354)
Cash paid for interest, net of amounts capitalized	$53,806	$54,676	$62,869
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.
Statements of Consolidated Shareholders' Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Repurchased Common Stock	Accumulated Other Comprehensive Loss
(Dollars in thousands except per share data)	Number of Shares	Amount
Balance, December 31, 2009	62,512,456	$38,971	$567,584	$890,915	$(575,219)	$(235,522)
Net income	—	—	—	3,985	—	—
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	(913)
Employee benefit plans, net of deferred tax of $31,564	—	—	—	—	—	(43,488)
Unrealized gain on available-for-sale security, net of deferred
tax of $19	—	—	—	—	—	29
Exercise of stock options, net of tax of $397	165,480	104	2,958	—	—	—
Share-based compensation, net of tax of $269	73,058	68	11,594	(64)	(713)	—
Repurchased common stock issued under defined contribution plan	—	—	(2,128)	(10,025)	48,916	—
Common stock offering	—	—	—	(42,779)	186,104	—
Common dividends declared ($.40 per share)	—	—	—	(20,845)	—	—
Balance, December 31, 2010	62,750,994	$39,143	$580,008	$821,187	$(340,912)	$(279,894)
Net income	—	—	—	88,443	—	—
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	(1,331)
Employee benefit plans, net of deferred tax of $100,520	—	—	—	—	—	(157,205)
Unrealized loss on available-for-sale security, net of deferred
tax of $4	—	—	—	—	—	(6)
Exercise of stock options, including tax of $629	244,944	153	6,008	—	—	—
Share-based compensation, net of tax of $1,966	69,993	98	9,976	(73)	(1,471)	—
Repurchased common stock issued under defined contribution plan	—	—	—	(2,622)	19,929	—
Common dividends declared ($.40 per share)	—	—	—	(22,177)	—	—
Balance, December 31, 2011	63,065,931	$39,394	$595,992	$884,758	$(322,454)	$(438,436)
Net income	—	—	—	104,546	—	—
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	481
Employee benefit plans, net of deferred tax of $24,108	—	—	—	—	—	(18,732)
Unrealized gain on available-for-sale security, net of deferred
tax of $145	—	—	—	—	—	226
Exercise of stock options, including tax of $165	150,213	94	3,631	—	—	—
Share-based compensation, including tax of $986	349,309	213	14,711	(8)	(3,674)	—
Common dividends declared ($.40 per share)	—	—	—	(22,357)	—	—
Balance, December 31, 2012	63,565,453	$39,701	$614,334	$966,939	$(326,128)	$(456,461)
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
Estimates
Management makes estimates and assumptions when preparing the financial statements in conformity with accounting principles generally accepted in the U.S. These estimates and assumptions affect the amounts reported in the accompanying financial statements and notes. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Such estimates relate to revenue-related adjustments, impairment of goodwill and long-lived assets, amortization and depreciation, income taxes, self-insurance accruals, pension plan and postretirement obligations, contingencies, and assets and liabilities recognized in connection with acquisitions, restructurings and dispositions.
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
Menlo Worldwide Logistics records revenue on a gross basis, without deducting third-party purchased transportation costs, on transactions for which it acts as a principal. Menlo Worldwide Logistics records revenue on a net basis, after deducting purchased transportation costs, on transactions for which it acts as an agent.
Under certain Menlo Worldwide Logistics contracts, billings in excess of revenues recognized are recorded as unearned revenue. Unearned revenue is recognized over the contract period as services are provided. At December 31, 2012 and 2011, unearned revenue of $16.9 million and $16.6 million was reported in Con-way’s consolidated balance sheets as accrued liabilities. In addition, Menlo Worldwide Logistics has deferred certain direct and incremental costs related to the setup of logistics operations under long-term contracts. These deferred setup costs are recognized as expense over the contract term. At December 31, 2012 and 2011, these deferred setup costs of $15.2 million and $15.7 million were reported in the consolidated balance sheets as deferred charges and other assets.
Cash Equivalents and Marketable Securities
Cash equivalents consist of short-term interest-bearing instruments with maturities of three months or less at the date of purchase. At December 31, 2012 and 2011, cash-equivalent investments of $378.3 million and $398.5 million, respectively, consisted primarily of commercial paper, certificates of deposit and money-market funds.

Con-way classifies its marketable debt securities as available-for-sale and reports them at fair value. Changes in the fair value of available-for-sale securities are recognized in other comprehensive income or loss, unless an unrealized loss is an other-than-temporary loss. If any portion of the unrealized loss is determined to be other than temporary, that portion of the loss is recognized in earnings. At December 31, 2012 and December 31, 2011, Con-way held $3.2 million and $13.3 million, respectively, of variable-rate demand notes, which have contractual maturities of greater than three months at the date of purchase; however, the securities have interest rates that reset every 5 to 7 days and can generally be liquidated quickly. Also, in 2012, Con-way sold its only long-term marketable security, an auction-rate security, as more fully discussed in Note 4, “Fair-Value Measurements.” At December 31, 2011, this security had a balance of $5.4 million.
Trade Accounts Receivable, Net
Con-way Freight and Con-way Truckload report accounts receivable at net realizable value and provide an allowance when losses are probable. Estimates for uncollectible accounts are based on various judgments and assumptions, including revenue levels, historical loss experience and the aging of outstanding accounts receivable. Menlo Worldwide Logistics, based on the size and nature of its client base, performs a periodic evaluation of its customers’ creditworthiness and accounts receivable portfolio and recognizes expense from uncollectible accounts when losses are both probable and reasonably estimable. Activity in the allowance for uncollectible accounts is presented in the following table:

(Dollars in thousands)		Additions
	Balance at beginning of period	Charged to expense	Charged to other accounts	Write-offs net of recoveries	Balance at end of period
2012	$6,951	$6,358	$—	$(3,535)	$9,774
2011	$6,209	$6,761	$—	$(6,019)	$6,951
2010	$3,456	$7,319	$—	$(4,566)	$6,209
Estimates for billing adjustments, including those related to weight and freight-classification verifications and pricing discounts, are also reported as a reduction to accounts receivable. Activity in the allowance for revenue adjustments is presented in the following table:

(Dollars in thousands)		Additions
	Balance at beginning of period	Charged to expense	Charged to other accounts - Revenue	Write-offs	Balance at end of period
2012	$16,920	$—	$77,310	$(80,414)	$13,816
2011	$14,291	$—	$86,853	$(84,224)	$16,920
2010	$14,454	$—	$85,272	$(85,435)	$14,291
Property, Plant and Equipment
Property, plant and equipment are reported at historical cost and are depreciated primarily on a straight-line basis over their estimated useful lives, generally 25 years for buildings, 4 to 14 years for revenue equipment, and 3 to 10 years for most other equipment. Leasehold improvements and assets acquired under capital leases are amortized over the shorter of the terms of the respective leases or the useful lives of the assets, with the resulting expense reported as depreciation. Depreciation expense was $204.9 million in 2012, $191.4 million in 2011, and $178.9 million in 2010.
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
Capitalized Software, Net
Capitalized software consists of certain direct internal and external costs associated with internal-use software, net of accumulated amortization. Amortization of capitalized software is computed on an item-by-item basis depending on the estimated useful life of the software, currently between 3 and 7 years. Amortization expense related to capitalized software was

$8.3 million in 2012, $7.9 million in 2011, and $10.3 million in 2010. Accumulated amortization at December 31, 2012 and 2011 was $155.9 million and $148.4 million, respectively.
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
Book Overdrafts
Book overdrafts represent outstanding drafts not yet presented to the bank that are in excess of recorded cash. These amounts do not represent bank overdrafts, which occur when drafts presented to the bank are in excess of cash in Con-way’s bank account, and would effectively be a loan to Con-way. At December 31, 2012 and 2011, book overdrafts of $43.0 million and $38.5 million, respectively, were included in accounts payable.
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
Con-way participates in a reinsurance pool to reinsure a portion of its workers’ compensation claims. Each company that participates in the pool cedes claims to the pool and assumes an equivalent amount of claims. Reinsurance does not relieve Con-way of its liabilities under the original policy. However, in the opinion of management, potential exposure to Con-way for non-payment is minimal. At December 31, 2012 and 2011, Con-way had recorded a liability related to assumed claims of $57.6 million and $57.7 million, respectively, and had recorded a receivable from the reinsurance pool of $39.6 million and $44.0 million, respectively. Revenues related to these reinsurance activities are reported net of the associated expenses and are classified as other operating expenses. In connection with its participation in the reinsurance pool, Con-way recognized an operating loss of $2.5 million in 2012, operating loss of $4.4 million in 2011, and operating income of $4.1 million in 2010.
Foreign Currency Translation
Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment in the statements of consolidated comprehensive income (loss). Transaction gains and losses that arise from exchange-rate fluctuations on transactions denominated in a currency other than the functional currency are included in results of operations and are reported as miscellaneous, net in the statements of consolidated income.
Con-way has determined that advances to certain of its foreign subsidiaries are indefinite in nature. Accordingly, the corresponding foreign currency translation gains or losses related to these advances are included in the foreign currency translation adjustment in the statements of consolidated comprehensive income (loss).

Earnings Per Share (EPS)
Basic EPS is computed by dividing reported net income or loss by the weighted-average common shares outstanding. Diluted EPS is calculated as follows:

(Dollars in thousands except per share data)	Years ended December 31,
	2012	2011	2010
Numerator:
Net income	$104,546	$88,443	$3,985
Denominator:
Weighted-average common shares outstanding	55,837,574	55,388,297	52,507,320
Stock options and nonvested stock	648,413	713,606	661,979
	56,485,987	56,101,903	53,169,299
Diluted Earnings per Share	$1.85	$1.58	$0.07
Anti-dilutive securities excluded from the computation of diluted EPS	1,801,995	1,878,191	1,582,355
In the computation of diluted EPS, only potential common shares that are dilutive are included. Potential common shares are dilutive if they reduce earnings per share or increase loss per share.
Non-cash Investing and Financing Activities
Investing and financing activities that are not reported in the statements of consolidated cash flows due to their non-cash nature are summarized below:

(Dollars in thousands)	Years ended December 31,
	2012	2011	2010
Capital lease incurred to acquire revenue equipment	$—	$—	$55,534
Revenue equipment acquired through partial non-monetary exchanges	$34,759	$33,463	$—
Revenue equipment acquired through increase in accrued liabilities	$14,034	$—	$—
Repurchased common stock issued under defined contribution plan	$—	$17,307	$36,763
New Accounting Standards
In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU, codified in the “Comprehensive Income” topic of the FASB Accounting Standards Codification, requires additional disclosures about the amounts reclassified out of other comprehensive income, including the effect on net income. The accounting guidance in ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 and provides for prospective application. Upon adoption, Con-way will be required to make additional disclosures about the effect that reclassification adjustments have on net income, which may include cross-referencing to other disclosures currently required by accounting principles generally accepted in the U.S. In 2012, Con-way adopted related “Comprehensive Income” standards by presenting the components of other comprehensive income (loss) in the statements of consolidated comprehensive income (loss), including separate disclosure of reclassification adjustments.
Reclassifications
Certain amounts in the prior-period financial statements have been reclassified to conform to the current-period presentation.

2. Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the gross carrying amounts of goodwill attributable to each applicable segment:

(Dollars in thousands)	Logistics	Truckload	Other	Total
Balances at December 31, 2010
Goodwill	$55,374	$464,598	$727	$520,699
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)
	7,138	329,785	727	337,650
Change in foreign currency exchange rates	66	—	—	66
Balances at December 31, 2011
Goodwill	55,440	464,598	727	520,765
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)
	7,204	329,785	727	337,716
Change in foreign currency exchange rates	448	—	—	448
Balances at December 31, 2012
Goodwill	55,888	464,598	727	521,213
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)
	$7,652	$329,785	$727	$338,164
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
In connection with the annual impairment test in the fourth quarter of 2012, Con-way concluded that the goodwill of its reporting units was not impaired at December 31, 2012.
Intangible Assets
Intangible assets are amortized on a straight-line basis over their estimated useful life. Amortization expense related to intangible assets was $3.0 million in 2012, $3.3 million in 2011, and $3.3 million in 2010. Intangible assets consisted of the following:

	December 31, 2012		December 31, 2011
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$23,088	$12,091	$27,570	$13,619
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

Con-way’s remaining customer-relationship intangible asset relates to the Con-way Truckload business unit. Estimated amortization expense for the next five years is presented in the following table:

(Dollars in thousands)
Year ending December 31:
2013	$2,356
2014	2,356
2015	2,356
2016	2,356
2017	1,571
Purchase-Price Dispute
Menlo Worldwide, LLC (“MW”) had asserted claims against the sellers of Chic Logistics, which MW acquired in 2007, alleging inaccurate books and records, misstatement of revenue, and other similar matters related to the pre-sale financial performance of Chic Logistics. In 2011, MW and the sellers entered into an agreement in which the sellers agreed to pay MW $10.0 million as an adjustment of the original purchase price to settle this dispute. MW received the full settlement amount in 2011 and recognized a corresponding gain of $10.0 million. The entire amount of goodwill associated with Chic Logistics had previously been written off.
3. Restructuring Activities
During the periods presented, Con-way incurred expenses in connection with restructuring activities. These expenses are reported as restructuring charges in the statements of consolidated income. As detailed below, Con-way recognized restructuring charges of $2.0 million in 2011 and $5.0 million in 2010. As corporate restructuring activities, the related costs were incurred by the Other reporting segment. Note 13, "Segment Reporting" discusses the methods used to allocate corporate costs to the other reporting segments.
Outsourcing Initiative
In 2009, as part of an ongoing effort to reduce costs and improve efficiencies, Con-way initiated a project to outsource a significant portion of its information-technology infrastructure function and a small portion of its administrative and accounting functions. Con-way completed the initiative in 2010. For the periods presented, Con-way recognized expense of $2.5 million in 2010.
Consolidation of Executive Offices
In 2010, in an effort to more closely align corporate functions and better support the business, Con-way initiated a project to consolidate its executive offices located in San Mateo, California and Ann Arbor, Michigan. The consolidation was substantially completed in the second quarter of 2011 when the executive office in San Mateo closed. In connection with the consolidation of executive offices, Con-way recognized expense of $2.0 million in 2011 and $2.5 million in 2010.
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
Financial Assets Measured at Fair Value on a Recurring Basis
The following table summarizes the valuation of financial instruments within the fair-value hierarchy:

	December 31, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents	$378,266	$70,488	$307,778	$—
Current marketable securities	3,200	—	3,200	—

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Cash equivalents	$398,450	$84,872	$313,578	$—
Current marketable securities	13,255	—	13,255	—
Other marketable securities	5,354	—	—	5,354
Cash equivalents consist of short-term interest-bearing instruments (primarily commercial paper, certificates of deposit and money-market funds) with maturities of three months or less at the date of purchase. Current marketable securities consist of variable-rate demand notes.
Money-market funds reflect their published net asset value and are classified as Level 1 instruments. Commercial paper, certificates of deposit and variable-rate demand notes are generally valued using published interest rates for instruments with similar terms and maturities, and accordingly, are classified as Level 2 instruments. At December 31, 2012, the weighted-average remaining maturity of the cash equivalents was less than one month. Based on their short maturities, the carrying amount of the cash equivalents approximates their fair value.
Level 3 investments consisted of one auction-rate security at December 31, 2011, which was valued with an income approach that utilized a discounted cash flow model. This investment was sold in the third quarter of 2012. The following table summarizes the change in fair value of Con-way's auction-rate security, which was valued using Level 3 inputs:

(Dollars in thousands)	Auction-rate security
Balance at December 31, 2011	$5,354
Gains (Losses)
Included in earnings	(367)
Included in other comprehensive income	371
Settlements and Sales
Settlements	(75)
Sales	(5,283)
Balance at December 31, 2012	$—
Non-financial Assets Measured at Fair Value on a Nonrecurring Basis
In 2010, Con-way measured the implied fair value of its reporting-unit goodwill as part of goodwill impairment tests. The inputs used to measure the fair value of the reporting units were within Level 3 of the fair-value hierarchy. The fair-value methods applied by Con-way are more fully discussed in Note 2, “Goodwill and Intangible Assets.”

5. Accrued Liabilities
Accrued liabilities consisted of the following:

(Dollars in thousands)	December 31,
	2012	2011
Variable compensation	$50,713	$49,512
Compensated absences	40,254	38,108
Employee benefits	38,761	40,281
Wages and salaries	29,451	36,027
Taxes other than income taxes	23,930	19,988
Interest	17,607	17,695
Other	52,493	33,535
Total accrued liabilities	$253,209	$235,146
6. Debt and Other Financing Arrangements
Long-term debt consisted of the following:

(Dollars in thousands)	December 31,
	2012	2011
Promissory note, 2.63%, due 2016 (interest paid quarterly)	$550	$550
7.25% Senior Notes due 2018 (interest payable semi-annually)	425,000	425,000
6.70% Senior Debentures due 2034 (interest payable semi-annually)	300,000	300,000
Discount	(6,534)	(6,664)
	293,466	293,336
	719,016	718,886
Less current maturities	—	(550)
Long-term debt	$719,016	$718,336
Revolving Credit Facility
Con-way has a $325 million revolving credit facility that matures on August 2, 2016. At December 31, 2012, no cash borrowings were outstanding under the credit facility; however, $138.5 million of letters of credit were outstanding, leaving $186.5 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions to borrowing. The letters of credit outstanding at December 31, 2012 provided collateral for Con-way’s self-insurance programs.
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
Other Credit Facilities and Short-term Borrowings
At December 31, 2012, Con-way had $17.5 million of bank guarantees, letters of credit and overdraft facilities outstanding under other credit facilities.
Con-way had short-term borrowings of $7.0 million and $14.5 million at December 31, 2012 and 2011, respectively. Excluding the non-interest bearing borrowings described below, the weighted-average interest rate on the short-term borrowings was 5.5% at December 31, 2012 and 7.1% at December 31, 2011.

Of the short-term borrowings outstanding at December 31, 2012 and 2011, non-interest bearing borrowings of $4.2 million and $6.2 million, respectively, related to a credit facility that Menlo Worldwide Logistics utilizes for one of its logistics contracts. Borrowings under the facility related to amounts the financial institution paid to vendors on behalf of Menlo Worldwide Logistics.
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
Other
The aggregate annual maturities of long-term debt for the next five years ending December 31 are $0.6 million in 2016. Following 2016, Con-way does not have any principal payments due until 2018.
As of December 31, 2012 and 2011, the estimated fair value of long-term debt was $817 million and $770 million, respectively. For the periods presented, fair values were estimated using broker-provided pricing.
7. Leases
Con-way and its subsidiaries are obligated under non-cancelable leases for certain facilities, equipment and vehicles. Certain leases also contain provisions that allow Con-way to extend the leases for various renewal periods.
Con-way has acquired tractors for Con-way Freight and Con-way Truckload under various capital-lease agreements with lease terms ranging from three to five years and extending into 2015. Under the agreements, Con-way guarantees the residual value of the tractors at the end of the lease term. The stated amounts of the residual-value guarantees have been included in the minimum lease payments below.
A portion of the capital-lease agreements relates to tractors that were previously owned by Con-way Truckload. Under sale-leaseback arrangements involving these tractors, Con-way received sale proceeds of $20.4 million in 2010.
In connection with the capital leases, Con-way reported $77.9 million and $105.3 million of revenue equipment and $33.3 million and $31.9 million of accumulated depreciation in the consolidated balance sheets at December 31, 2012 and 2011, respectively.

Future minimum lease payments with initial or remaining non-cancelable lease terms in excess of one year, at December 31, 2012, were as follows:

(Dollars in thousands)
	Capital Leases	Operating Leases
Year ending December 31:
2013	$17,441	$80,022
2014	19,812	57,100
2015	11,683	41,679
2016	—	34,554
2017	—	24,368
Thereafter (through 2027)	—	39,165
Total minimum lease payments	48,936	$276,888
Amount representing interest	(2,573)
Present value of minimum lease payments	46,363
Current maturities of obligations under capital leases	(16,008)
Long-term obligations under capital leases	$30,355
Future minimum lease payments in the table above are net of $7.1 million of sublease income expected to be received under non-cancelable subleases.
The remaining unamortized gain resulting from past sale-leaseback transactions, $11.7 million at December 31, 2012, is reported in other liabilities and deferred credits in the consolidated balance sheets and will be amortized as a reduction to lease expense through 2018 when the corresponding lease terms expire.
Rental expense for operating leases comprised the following:

(Dollars in thousands)	Years ended December 31,
	2012	2011	2010
Minimum rentals	$118,797	$118,810	$118,838
Sublease rentals	(2,843)	(2,395)	(1,526)
	$115,954	$116,415	$117,312
8. Income Taxes
Income Tax Provision
The components of the provision for income taxes were as follows:

(Dollars in thousands)	Years ended December 31,
	2012	2011	2010
Current provision (benefit)
Federal	$3,872	$3,804	$(52,792)
State and local	34	4,156	179
Foreign	2,566	2,228	1,589
	6,472	10,188	(51,024)
Deferred provision (benefit)
Federal	45,920	85,106	63,509
Federal net operating loss	11,166	(40,057)	—
State and local	5,270	4,544	2,533
Foreign	(2,420)	(152)	(2,446)
	59,936	49,441	63,596
	$66,408	$59,629	$12,572

Income taxes have been provided for foreign operations based upon the various tax laws and rates of the countries in which operations are conducted. The components of income (loss) before income taxes were as follows:

(Dollars in thousands)	Years ended December 31,
	2012	2011	2010
U.S. sources	$164,619	$139,978	$30,706
Non-U.S. sources	6,335	8,094	(14,149)
	$170,954	$148,072	$16,557
Con-way’s income tax provision varied from the amounts calculated by applying the U.S. statutory income tax rate to the pretax income as shown in the following reconciliation:

	Years ended December 31,
	2012	2011	2010
Federal statutory tax rate of 35%	35.0	35.0	35.0
State income tax, net of federal income tax benefit	3.1	5.0	15.7
Foreign taxes in excess of (less than) U.S. statutory rate	(1.2)	(0.5)	(9.7)
Non-deductible operating expenses and tax-exempt income	—	0.1	5.3
Creditable foreign tax, net of foreign tax credits	0.5	0.6	3.8
Non-deductible goodwill impairment, write-down of an
acquisition-related receivable and purchase-price adjustment	—	(1.6)	34.7
Fuel tax credit	(0.1)	(2.5)	(24.5)
IRS audit settlement	—	4.0	—
Other, net	1.5	0.2	15.6
Effective income tax rate	38.8	40.3	75.9
Current and Deferred Income Tax Balances
The components of deferred tax assets and liabilities related to the following:

(Dollars in thousands)	December 31,
	2012	2011
Deferred tax assets
Employee benefits	$231,386	$248,481
Self-insurance accruals	32,336	37,426
Capital-loss carryforwards	—	695
Operating-loss carryforwards	49,125	57,635
Tax-credit carryforwards	9,138	6,877
Share-based compensation	15,558	13,724
Other	13,242	14,350
Valuation allowance	(19,120)	(17,515)
	331,665	361,673
Deferred tax liabilities
Property, plant and equipment	331,325	313,041
Prepaid expenses	27,626	25,056
Revenue	6,808	6,939
Other	8,798	8,269
	374,557	353,305
Net deferred tax asset (liability)	$(42,892)	$8,368
Deferred tax assets and liabilities in the consolidated balance sheets are classified as current or non-current based on the related asset or liability creating the deferred tax. Deferred taxes not related to a specific asset or liability are classified based on the estimated period of reversal.

At December 31, 2012, Con-way had a federal tax loss carryforward of $82.5 million. This federal tax loss carryforward will expire in 2031. In addition to the federal tax loss carryforward, other carryforwards, including state tax credits, foreign taxes creditable against federal tax, and state and foreign tax losses, may create future benefits. The resulting benefit of the future use of all tax losses is $49.1 million while tax credit carryforwards provide a benefit of $9.1 million. Because Con-way does not anticipate that future state and foreign taxable income will allow realization of the full benefits, management concluded that these assets fail to meet the more-likely-than-not threshold for realization. These combined future tax benefits of $58.3 million, therefore, have been offset by a valuation allowance of $19.1 million.
For all other deferred tax assets, management believes it is more likely than not that the results of future operations will generate taxable income of a sufficient amount and type to realize these deferred tax assets.
In December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was signed into law. This law allowed for 100% bonus depreciation on certain capital expenditures made between September 9, 2010 and December 31, 2011 resulting in Con-way deducting a substantial portion of its 2011 capital expenditures in the 2011 tax year. The Act also allows for 50% bonus depreciation on certain capital expenditures made after December 31, 2011 and before January 1, 2013. As a result of this provision, Con-way deducted a substantial portion of its 2012 capital expenditures in the 2012 tax year. In January 2013, the American Taxpayer Relief Act of 2012 was enacted. Part of the act extended the alternative-fuel credit to the 2012 and 2013 tax years. As a result, Con-way will record a discrete benefit of $3.3 million in the first quarter of 2013 to recognize the effect of the credit associated with the 2012 tax year. The alternative-fuel credit for the 2013 tax year will be recognized over the course of 2013. The American Taxpayer Relief Act also extends the 50% bonus depreciation on certain capital expenditures into the 2013 tax year. Con-way may deduct a substantial amount of its 2013 capital expenditures in the 2013 tax year.
No deferred taxes have been provided for the cumulative undistributed earnings of Con-way’s foreign subsidiaries ($33.0 million at December 31, 2012), which if remitted, are subject to withholding and U.S. taxes. Such amounts have been indefinitely reinvested in the respective foreign subsidiaries’ operations until it becomes advantageous for tax or foreign exchange reasons to remit these earnings. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable.
Income tax receivables of $6.6 million and $4.8 million were included in other accounts receivable in Con-way’s consolidated balance sheets at December 31, 2012 and 2011, respectively.
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
During 2011, the estimate for uncertain tax positions increased to $17.4 million (including $6.7 million of accrued interest and penalties), primarily due to current year uncertain tax positions and the Internal Revenue Service ("IRS") audit settlement, more fully discussed below. During 2012, the estimate decreased to $15.0 million (including $5.3 million of accrued interest and penalties), primarily due to the lapse of statute of limitations and settlements with various taxing authorities, more fully discussed below.

At December 31, 2012 and 2011, Con-way estimated that $8.2 million and $8.7 million, respectively, of the unrecognized tax benefits, if recognized, would change the effective tax rate. In 2012, a $1.3 million reversal of interest and penalties was included in income tax expense, and in 2011, $0.8 million of interest and penalties were included in income tax expense.
The following summarizes the changes in the unrecognized tax benefits during the year, excluding interest and penalties:

(Dollars in thousands)
Balance at December 31, 2010	$9,803
Gross increases — prior-period tax positions	2,770
Gross increases — current-period tax positions	1,014
Settlements	(1,758)
Lapse of statute of limitations	(1,152)
Balance at December 31, 2011	10,677
Gross increases — prior-period tax positions	2,676
Gross increases — current-period tax positions	1,039
Settlements	(1,102)
Lapse of statute of limitations	(3,562)
Balance at December 31, 2012	$9,728
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
During 2012, the IRS finished its field audit of the 2008 through 2010 tax years and an issue emerged that resulted in an increase to the estimate for uncertain tax positions in 2012. Con-way is contesting the issue with the IRS and has taken the issue to the IRS Appeals Division.
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
Con-way is also subject to examination by state, local, and foreign jurisdictions for 2003 to 2011. Con-way is currently under audit in many state and foreign tax jurisdictions, and management expects that, in the next 12 months, it is reasonably possible that the total of unrecognized tax benefits will decrease $4.3 million. This decrease is primarily due to settlement agreements Con-way expects to reach with various tax authorities and lapses of statutes of limitations.

9. Shareholders’ Equity
Accumulated Other Comprehensive Loss
All changes in equity, except those resulting from investments by owners and distributions to owners, are reported in the statements of consolidated comprehensive income (loss). The following is a summary of the components of accumulated other comprehensive loss:

(Dollars in thousands)	December 31,
	2012	2011
Accumulated foreign currency translation adjustments	$(1,295)	$(1,776)
Unrealized loss on available-for-sale security, net of tax	—	(226)
Employee benefit plans, net of tax	(455,166)	(436,434)
Accumulated other comprehensive loss	$(456,461)	$(438,436)
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
Defined Benefit Pension Plans
Con-way’s defined benefit pension plans include qualified plans that are eligible for certain beneficial treatment under the Internal Revenue Code (“IRC”), as well as non-qualified plans that do not meet IRC criteria. Con-way’s qualified defined benefit pension plans (collectively, the “Qualified Pension Plans”) consist mostly of a primary qualified defined benefit pension plan (the “Primary DB Plan”), which covers the non-contractual employees and former employees of Con-way’s continuing operations as well as former employees of its discontinued operations. Con-way’s other qualified defined benefit pension plans cover only the former employees of discontinued operations.
Con-way's non-qualified defined benefit pension plans (collectively, the “Non-Qualified Pension Plans”) consisting mostly of the primary non-qualified supplemental defined benefit pension plan (the “Supplemental DB Plan”). The Supplemental DB Plan provides additional benefits for certain employees who are affected by IRC limitations on compensation eligible for benefits available under the qualified Primary DB Plan.

Some of Con-way's foreign subsidiaries sponsor defined benefit pension plans. These international defined benefit pension plans are excluded from the disclosures below due to their immateriality.
Benefits
As a result of plan amendments in previous years, no additional benefits accrue under these plans and already-accrued benefits will not be adjusted for future increases in compensation. In 2012, as a result of an actuarial equivalence review, Con-way amended its defined benefit pension plans, increasing the expected benefits to be paid.

Funded Status of Defined Benefit Pension Plans
The following table reports the changes in the projected benefit obligation, the fair value of plan assets and the determination of the amounts recognized in the consolidated balance sheets for Con-way’s defined benefit pension plans at December 31:

(Dollars in thousands)	Qualified Pension Plans		Non-Qualified Pension Plans
	2012	2011	2012	2011
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,526,136	$1,314,650	$76,229	$69,934
Interest cost on projected benefit obligation	70,168	71,308	3,438	3,787
Plan amendments	44,961	—	109	—
Actuarial loss	85,755	183,293	3,574	7,587
Benefits paid	(46,417)	(43,115)	(5,132)	(5,079)
Projected and accumulated benefit obligation
at end of year	$1,680,603	$1,526,136	$78,218	$76,229
Change in plan assets:
Fair value of plan assets at beginning of year	$1,105,370	$1,073,213	$—	$—
Actual return on plan assets	170,886	12,657	—	—
Con-way contributions	51,422	62,615	5,132	5,079
Benefits paid	(46,417)	(43,115)	(5,132)	(5,079)
Fair value of plan assets at end of year	$1,281,261	$1,105,370	$—	$—
Funded status of the plans	$(399,342)	$(420,766)	$(78,218)	$(76,229)
Amounts recognized in the balance sheet consist of:
Current liabilities	$—	$—	$(5,135)	$(5,051)
Long-term liabilities	(399,342)	(420,766)	(73,083)	(71,178)
Net amount recognized	$(399,342)	$(420,766)	$(78,218)	$(76,229)
Plans with a projected and accumulated benefit obligation
in excess of plan assets:
Projected and accumulated benefit obligation	$1,657,701	$1,503,510	$78,218	$76,229
Fair value of plan assets	1,247,409	1,074,284	—	—
Weighted-average assumptions as of December 31:
Discount rate	4.25%	4.65%	4.25%	4.65%
The amounts included in accumulated other comprehensive loss that have not yet been recognized in net periodic benefit expense, consist of the following:

(Dollars in thousands)	Qualified Pension Plans		Non-Qualified Pension Plans
	2012	2011	2012	2011
Actuarial loss	$(670,188)	$(690,340)	$(33,993)	$(31,421)
Prior-service cost	(45,295)	(348)	(109)	—
	$(715,483)	$(690,688)	$(34,102)	$(31,421)
The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost in 2013 are as follows:

(Dollars in thousands)	Qualified Pension Plans	Non-Qualified Pension Plans
Amortization of actuarial loss	$18,600	$1,116
Amortization of prior-service cost	1,670	5

Net Periodic Benefit Expense (Income) for Defined Benefit Pension Plans
Net periodic benefit expense (income) and amounts recognized in other comprehensive income or loss for the years ended December 31 includes the following:

(Dollars in thousands)	Qualified Pension Plans			Non-Qualified Pension Plans
	2012	2011	2010	2012	2011	2010
Net periodic benefit expense (income):
Interest cost on benefit obligation	$70,168	$71,308	$69,136	$3,438	$3,787	$3,879
Expected return on plan assets	(84,411)	(85,935)	(75,039)	—	—	—
Amortization of actuarial loss	19,432	10,532	9,057	958	678	452
Amortization of prior-service cost	14	14	14	—	—	—
Settlement loss	—	—	—	44	—	—
Net periodic benefit expense
(income)	$5,203	$(4,081)	$3,168	$4,440	$4,465	$4,331
Amounts recognized in other comprehensive
income or loss
Actuarial loss (gain)	$(720)	$256,571	$77,201	$3,574	$7,587	$4,219
Prior-service cost	44,961	—	—	109	—	—
Amortization of actuarial loss	(19,432)	(10,532)	(9,057)	(1,002)	(678)	(452)
Amortization of prior-service cost	(14)	(14)	(14)	—	—	—
Loss recognized in other
comprehensive income or loss	$24,795	$246,025	$68,130	$2,681	$6,909	$3,767
Weighted-average assumptions used to
calculate net cost:
Discount rate	4.65%	5.55%	6.05%	4.65%	5.55%	6.05%
Expected long-term rate of return on
plan assets	7.65%	8.00%	8.50%	—	—	—
Expected benefit payments for the defined benefit pension plans are summarized below. These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.

(Dollars in thousands)	Qualified Pension Plans	Non-Qualified Pension Plans
Year ending December 31:
2013	$53,386	$5,135
2014	57,240	5,144
2015	61,505	5,120
2016	65,900	5,154
2017	70,729	5,211
2018-2022	428,158	25,783
Plan Assets
Investment Policies and Strategies
Assets of the Qualified Pension Plans are managed pursuant to a long-term allocation strategy that seeks to mitigate the Plans' funded status volatility by increasing the Plans' exposure to fixed income investments over time. This strategy was developed by analyzing a variety of diversified asset-class combinations in conjunction with the projected liabilities of the Qualified Pension Plans. In 2012, the Plans lowered their percentage of investments in equity securities and increased their percentage of investments in fixed-income securities.
The Plans' current investment strategy is to achieve a mix of approximately 48% in fixed-income securities, 44% of investments in equity securities, 5% in a hedge fund, and 3% in real estate. Investments in fixed-income securities consist primarily of high-quality U.S. corporate debt instruments in a variety of industries. The target allocations for equity securities include 24% in U.S. large companies, 6% in U.S. small companies, and 14% in international companies. Investments in equity securities are allocated between growth- and value-style investment strategies and are diversified across industries and investment managers. The Plans' investments in fixed-income and equity securities consist of individual securities held in managed separate accounts as well as commingled investment funds.
The Plans' investment strategy does not include a meaningful long-term investment allocation to cash and cash equivalents; however, the Plan's cash allocation may rise periodically in response to timing considerations regarding contributions, investments, and the payment of benefits and eligible plan expenses. Additionally, the level of cash and cash equivalents may reflect the un-invested balance of each manager's allocated portfolio balance. This “un-invested cash” is typically held in a short-term fund that invests in money-market instruments, including commercial paper and other liquid short-term interest-bearing instruments.
The Plans' investment policy does not allow investment managers to use market-timing strategies or financial derivative instruments for speculative purposes, but these investment managers can use financial derivative instruments to manage risk. Generally, the investment managers are prohibited from short selling, trading on margin, and trading commodities, warrants or other options, except when acquired as a result of the purchase of another security, or in the case of options, when sold as part of a covered position. Con-way's investment policies also restrict the investment managers from accumulating concentrations by issuer, country or industry segment. The assumption of 7.10% for the overall expected long-term rate of return in 2013 was developed using asset allocation, return, risk (defined as standard deviation), and correlation expectations. The return expectations are created using long-term historical returns and current market expectations for inflation, interest rates and economic growth.
Categories and Fair-Value Measurements of Plan Assets
The following table summarizes the fair value of Con-way’s pension plan assets within the fair-value hierarchy:

(Dollars in thousands)	December 31, 2012
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents
Short-term investment fund [a]	$33,569	$—	$33,569	$—
Equity
U.S. large companies
S&P 500 index fund [a]	105,523	—	105,523	—
Growth [b]	96,409	96,409	—	—
Value [b]	146,501	146,501	—	—
U.S. small companies
Growth [b]	41,720	41,720	—	—
Value [b]	58,126	58,126	—	—
International
Growth [b]	84,673	84,673	—	—
Value fund [a]	92,724	—	92,724	—
Fixed-income securities
U.S. long-term debt instruments [c]	511,990	52,524	459,466	—
Real estate
Private fund [e]	36,911	—	—	36,911
Real estate investment trust index fund [a]	22,966	—	22,966	—
Hedge fund
Multi-Strategy [f]	50,149	—	—	50,149
Total	$1,281,261	$479,953	$714,248	$87,060

(Dollars in thousands)	December 31, 2011
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents
Short-term investment fund [a]	$52,076	$—	$52,076	$—
Equity
U.S. large companies
S&P 500 index fund [a]	116,391	—	116,391	—
Growth [b]	133,556	133,556	—	—
Value [b]	138,241	138,241	—	—
U.S. small companies
Growth [b]	36,483	36,483	—	—
Value [b]	64,764	64,764	—	—
International
Growth [b]	69,982	69,982	—	—
Value fund [a]	79,855	—	79,855	—
Fixed-income securities
U.S. long-term debt instruments [c]	287,828	42,663	245,165	—
Low-duration fund [d]	72,066	72,066	—	—
Real estate
Private fund [e]	34,520	—	—	34,520
Real estate investment trust index fund [a]	19,608	—	19,608	—
Total	$1,105,370	$557,755	$513,095	$34,520

[a]
These funds are not publicly traded and do not have readily determinable fair values. Accordingly, they are valued at their net asset value per share. The underlying investments in the funds consist primarily of publicly traded securities with quoted market prices.

[b]	Publicly traded equity securities are valued at their closing market prices.

[c]	U.S. government securities are valued at their quoted market price, while corporate-debt instruments are generally valued using observable bid-ask spreads or broker-provided pricing.

[d]	The publicly traded low-duration fund is valued at its published net asset value per share.

[e]
The fair value of the private real estate fund is based on the fair values of the underlying assets, which consist of commercial and residential properties valued using periodic appraisals. The fund maintains a redemption plan whereby redemption requests must be received in writing 45 days prior to the end of the quarter. If the fund is unable to satisfy all redemption requests, partial redemptions may be made on a prorated basis.

[f]
The fair value of the hedge fund is based on the fair value of the underlying assets, which consists of individual equities, convertible securities, futures, forward contracts, currency forwards, swaps, high-yield debt portfolios, options, other derivative instruments, and cash which are all valued monthly by an administrator engaged by the fund.

The following table summarizes the change in fair value for Level 3 pension assets:

(Dollars in thousands)	Private real estate fund	Hedge fund	Total
Balance at December 31, 2010	$29,553	$—	$29,553
Actual return on plan assets:
Relating to assets still held at the reporting date	4,967	—	4,967
Balance at December 31, 2011	$34,520	$—	$34,520
Purchases	—	50,000	50,000
Actual return on plan assets:
Relating to assets still held at the reporting date	2,391	149	2,540
Balance at December 31, 2012	$36,911	$50,149	$87,060
Funding
Con-way's funding practice is to evaluate its tax and cash position, as well as the Qualified Pension Plans' funded status, in determining its planned contributions. Con-way estimates that it will contribute $55 million to its Qualified Pension Plans in 2013; however, this could change based on variations in interest rates, asset returns, Pension Protection Act requirements and other factors.
Defined Contribution Retirement Plans
Con-way’s expense for defined contribution retirement plans was $50.8 million in 2012, $38.4 million in 2011, and $36.9 million in 2010. In the fourth quarter of 2011, Con-way reinstated certain contributions to its defined contribution retirement plans to their prior levels that had previously been suspended in the second quarter of 2009 as part of a cost-savings initiative. In the periods presented, Con-way’s contributions included cash and Con-way common stock. From January 2009 through June 2011, the common stock contributions were made with repurchased common stock (also referred to as treasury stock). In 2011 and 2010 Con-way used 461,151 shares and 1,130,515 shares, respectively, of treasury stock to fund $17.3 million and $36.8 million in contributions.
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
Funded Status of Postretirement Medical Plan
The following sets forth the changes in the benefit obligation and the determination of the amounts recognized in the consolidated balance sheets for the Postretirement Plan at December 31:

(Dollars in thousands)	2012	2011
Change in benefit obligation:
Projected benefit obligation at beginning of year	$98,417	$92,993
Service cost – benefits earned during the year	1,679	1,441
Interest cost on projected benefit obligation	4,318	4,492
Actuarial loss	1,979	3,493
Participant contributions	3,265	2,911
Benefits paid	(7,367)	(6,913)
Projected and accumulated benefit obligation at end of year	$102,291	$98,417
Funded status of the plan	$(102,291)	$(98,417)
Amounts recognized in the balance sheet consist of :
Current liabilities	$(6,588)	$(6,822)
Long-term liabilities	(95,703)	(91,595)
Net amount recognized	$(102,291)	$(98,417)
Discount rate assumption as of December 31	3.60%	4.30%

The amounts included in accumulated other comprehensive loss that have not yet been recognized in net periodic benefit expense consist of the following:

(Dollars in thousands)	2012	2011
Actuarial gain (loss)	$(1,605)	$374
Prior-service credit	1,580	2,786
	$(25)	$3,160
During 2013, prior-service credits of $1.1 million will be amortized from accumulated other comprehensive loss.

Net Periodic Benefit Expense for Postretirement Medical Plan
Net periodic benefit expense and amounts recognized in other comprehensive income or loss for the years ended December 31 includes the following:

(Dollars in thousands)	2012	2011	2010
Net periodic benefit expense:
Service cost - benefits earned during the year	$1,679	$1,441	$1,405
Interest cost on benefit obligation	4,318	4,492	4,832
Amortization of prior-service credit	(1,206)	(1,212)	(1,202)
Net periodic benefit expense	$4,791	$4,721	$5,035
Amounts recognized in other comprehensive income or loss:
Actuarial loss	$1,979	$3,493	$2,354
Plan amendments	—	—	(198)
Amortization of prior-service credit	1,206	1,212	1,202
Loss recognized in other comprehensive income or loss	$3,185	$4,705	$3,358
Discount rate assumption used to calculate interest cost:	4.30%	5.00%	5.65%
Expected benefit payments, which reflect expected future service, as appropriate, are summarized below. These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.

(Dollars in thousands)	Benefit Payments
Year ending December 31:
2013	$6,588
2014	6,822
2015	7,136
2016	7,618
2017	7,969
2018-2022	41,564
The assumed health-care cost trend rates used to determine the benefit obligation are as follows:

2012
Health-care cost trend rate assumed for next year	7.40%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%
Year that the rate reaches the ultimate trend rate	2027
Assumed health-care cost trends affect the amounts recognized for Con-way’s postretirement benefits. The sensitivity to changes in assumed health-care cost trends are as follows:

(Dollars in thousands)	2012
One-percentage-point increase in trend rate:
Effect on total service cost and interest cost components	$179
Effect on accumulated postretirement benefit obligation	3,579

One-percentage-point decrease in trend rate:
Effect on total service cost and interest cost components	$(160)
Effect on accumulated postretirement benefit obligation	(3,199)
11. Share-Based Compensation
Under terms of its share-based compensation plans, Con-way grants various types of share-based compensation awards to employees and directors. The plans provide for awards in the form of nonvested stock (also known as restricted stock), performance-share plan units ("PSPUs"), stock options and stock appreciation rights (“SARs”).

Con-way recognizes expense on a straight-line basis over the shorter of (1) the requisite service period stated in the award or (2) the period from the grant date of the award up to the employee’s retirement-eligibility date if the award contains an accelerated-vesting provision. The following expense was recognized for share-based compensation:

(Dollars in thousands)	Years ended December 31,
	2012	2011	2010
Salaries, wages and employee benefits	$14,464	$12,764	$15,020
Deferred income tax benefit	(5,616)	(4,935)	(5,803)
Net share-based compensation expense	$8,848	$7,829	$9,217
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
At December 31, 2012, Con-way had 4,069,637 common shares available for the grant of stock options, nonvested stock or other share-based compensation under its equity plans. Shares are issued from Con-way’s balance of authorized common stock.
Nonvested Stock
Awards granted to directors prior to 2012 generally have three-year graded-vesting terms, while those granted in 2012 generally vest one year from the award date. Awards granted to employees generally vest three years from the award date. Nonvested stock awards provide for accelerated vesting as a result of a change in control, death or disability (as defined in the award agreement). The awards allow for pro-rata vesting if the award recipient leaves Con-way due to a qualifying retirement during the vesting period. Shares of nonvested stock that are eligible for dividends are valued at the market price of Con-way's common stock at the date of the award. Those awards that are not eligible for dividends are valued at the market price of Con-way’s common stock at the date of award, reduced by the present value of the dividends not received during the vesting period.
The following table summarizes nonvested stock activity for 2012:

	Number of Awards	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2011	864,533	$28.00
Awarded – Employees	312,817	30.37
Awarded – Directors	25,180	33.75
Vested	(341,345)	22.32
Forfeited	(43,866)	31.91
Outstanding at December 31, 2012	817,319	$31.25
The total fair value of nonvested stock that vested in 2012, 2011 and 2010 was $11.0 million, $5.4 million and $3.3 million, respectively, based on Con-way’s closing common stock price on the vesting date. At December 31, 2012, the total unrecorded deferred compensation cost of shares of nonvested stock, net of forfeitures, was $11.6 million, which is expected to be recognized over a weighted-average period of 1.56 years.
Performance-share Plan Units
The PSPUs vest three years from the grant date if certain performance criteria are achieved. The number of shares the award recipients ultimately receive can range from 0% to 200% of the grant target depending on achievement relative to the performance criteria. PSPUs are subject to forfeiture if any award recipient ceases to be an active full-time employee prior to the end of the three-year period, subject in some cases to early vesting upon specified events, including death or disability of the award recipient, or termination of employment following a change in control of Con-way. The awards allow for pro-rata vesting if the award recipient leaves Con-way due to a qualifying retirement during the vesting period. The PSPUs are valued at the market price of Con-way's common stock at the date of the award, reduced by the present value of the dividends not received during the three-year vesting period. The amount of expense recorded each period is based on Con-way's current estimate of the number of shares that will ultimately vest.
The following table summarizes PSPU activity for 2012:

	Number of Awards	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2011	—	$—
Awarded	252,557	29.67
Forfeited	(16,573)	29.67
Outstanding at December 31, 2012	235,984	$29.67
At December 31, 2012, the total unrecorded deferred compensation cost of shares of PSPUs, net of forfeitures, was $5.4 million, which is expected to be recognized over a weighted-average period of 2.10 years.
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
The following table summarizes stock option activity for 2012:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	2,650,863	$35.59
Granted	9,007	29.73
Exercised	(150,213)	23.70
Expired or cancelled	(109,397)	41.36
Outstanding at December 31, 2012	2,400,260	$36.05	4.93	$4,432
Exercisable at December 31, 2012	2,012,356	$36.76	4.31	$4,415
The aggregate intrinsic value reported in the table above represents the total pretax value that would have been received by employees and directors had all of the holders exercised their in-the-money stock options on December 31, 2012.
The following table summarizes stock option exercise activity:

(Dollars in thousands)	2012	2011	2010
Aggregate intrinsic value of exercised options	$1,614	$3,513	$1,925
Cash received from exercise of options	3,560	5,532	3,459
Tax benefit realized from exercise of options	629	1,370	751
At December 31, 2012, the total unrecorded deferred compensation cost of stock options, net of forfeitures, was $2.6 million, which is expected to be recognized over a weighted-average period of 1.10 years.
The following is a summary of the weighted-average assumptions used in the Black-Scholes option-pricing model and the calculated weighted-average grant-date fair value:

63

	2012	2011	2010
Estimated fair value	$11.79	$12.64	N/A
Risk-free interest rate	0.7%	2.2%	N/A
Expected term (years)	4.91	4.73	N/A
Expected volatility	52%	48%	N/A
Expected dividend yield	1.37%	1.24%	N/A
Stock Appreciation Rights
The cash-settled SARs were granted at the stock price on the grant date and have a three-year graded-vesting term. The awards provide for accelerated vesting if the employee ceases employment due to retirement, death, disability, or a change in control (as defined in the SAR agreement). The SARs are liability-classified awards and, as a result, Con-way re-measures the fair value of the awards each reporting period until the awards are settled. During the vesting period, compensation cost is recognized based on the proportionate amount of service rendered to date. Con-way will recognize any changes in fair value after the vesting period as compensation cost in the current period. The ultimate expense recognized for the SARs is equal to the intrinsic value at settlement. Con-way’s accrued liability for cash-settled SARs of $3.6 million and $3.1 million at December 31, 2012 and 2011 was determined using a weighted-average fair value of $7.43 and $10.85 per SAR at December 31, 2012 and 2011 respectively.
The following table summarizes SAR activity for 2012:

	Number of Rights	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	523,106	$28.92
Exercised	(15,748)	28.92
Outstanding at December 31, 2012	507,358	$28.92	7.11	—
Exercisable at December 31, 2012	348,712	$28.92	7.11	—
The following table summarizes SAR exercise activity:

(Dollars in thousands)	2012	2011	2010
Cash paid to settle exercised SARs	$51	$559	$148
Realized tax benefit	20	218	58
At December 31, 2012, the total unrecorded deferred compensation cost of SARs, net of forfeitures, was $0.2 million, which is expected to be recognized in January 2013 when the SARs become fully vested.
The following is a summary of the weighted-average assumptions used in the Black-Scholes option-pricing model at the grant date and the calculated weighted-average fair value:

2010
Estimated fair value	$10.78
Risk-free interest rate	2.4%
Expected term (years)	4.30
Expected volatility	48%
Expected dividend yield	1.38%
12. Commitments and Contingencies

Outsourcing Contracts

Con-way has agreements with third-party service providers to outsource a significant portion of its information-technology infrastructure function and a small portion of its administrative and accounting functions. The payments under the terms of the agreements are subject to change depending on the quantities and types of services consumed. The contracts also contain provisions that allow Con-way to terminate the contract at any time; however, Con-way would be required to pay additional fees if termination is for causes other than the failure of the service providers to perform.
California Wage and Hour
Con-way is a defendant in several class action lawsuits alleging violations of the state of California's wage and hour laws. Plaintiffs allege that Con-way failed to pay certain drivers for all compensable time and that certain other drivers were not provided with required meal breaks and rest breaks. Plaintiffs seek to recover unspecified monetary damages, penalties, interest and attorneys' fees.

The two primary cases are Jorge R. Quezada v. Con-way Inc., dba Con-way Freight, (the "Quezada" case), and Jose Alberto Fonseca Pina, et al, v. Con-way Freight Inc., et al. (the "Pina" case). The Quezada case was initially filed in February 2009 in San Mateo County Superior Court, and was removed to the U.S. District Court of California, Northern District. The Pina case was initially filed in November 2009 in Monterey County Superior Court and was removed to the U.S. District Court of California, Northern District. By agreement of the parties, in March 2010, the Pina case and the Quezada case were deemed related and transferred to the same judge. On April 12, 2012, the Court granted Plaintiff's request for class certification in the Pina case as to a limited number of issues. On October 15, 2012, the Court granted Plaintiffs' request for class certification in the Quezada case and granted summary judgment as to certain issues.
Con-way has denied any liability with respect to these claims and intends to vigorously defend itself in this case. Con-way plans to appeal the class certification and summary judgment rulings. Given the nature and status of the claims, Con-way cannot yet determine the amount or a reasonable range of potential loss, if any.
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

(Dollars in thousands)	Years ended December 31,
	2012	2011	2010
Revenues before Inter-segment Eliminations
Freight	$3,392,596	$3,247,107	$3,075,064
Logistics	1,726,200	1,589,994	1,477,988
Truckload	635,556	615,014	569,741
Other	57,664	46,685	52,890
Inter-segment Revenue Eliminations	(231,769)	(208,847)	(223,683)
	$5,580,247	$5,289,953	$4,952,000
Inter-segment Revenue Eliminations
Freight	$52,991	$50,543	$49,027
Logistics	48,921	34,572	18,768
Truckload	76,842	82,849	108,631
Other	53,015	40,883	47,257
	$231,769	$208,847	$223,683
Revenues from External Customers
Freight	$3,339,605	$3,196,564	$3,026,037
Logistics	1,677,279	1,555,422	1,459,220
Truckload	558,714	532,165	461,110
Other	4,649	5,802	5,633
	$5,580,247	$5,289,953	$4,952,000
Operating Income (Loss)
Freight	$143,869	$119,779	$28,908
Logistics	44,616	54,747	26,275
Truckload	44,921	34,813	20,844
Other	(4,565)	(1,411)	2,143
	$228,841	$207,928	$78,170
Depreciation and Amortization, net of Accretion
Freight	$124,372	$109,875	$101,391
Logistics	7,532	8,783	10,328
Truckload	69,799	70,003	64,109
Other	13,499	12,977	13,689
	$215,202	$201,638	$189,517
Capital Expenditures
Freight	$190,218	$146,001	$127,415
Logistics	7,186	10,055	5,490
Truckload	93,117	131,413	51,129
Other	2,614	1,525	2,462
	$293,135	$288,994	$186,496
Assets
Freight	$1,459,576	$1,368,249	$1,331,795
Logistics	336,291	315,410	291,903
Truckload	807,470	791,864	720,540
Other	538,127	624,493	599,494
	$3,141,464	$3,100,016	$2,943,732

Geographic Data
For geographic reporting, freight transportation revenues are allocated equally between the origin and destination. Revenues for contract services are allocated to the country in which the services are performed. Long-lived assets outside of the United States were immaterial for all periods presented.

(Dollars in thousands)	Years ended December 31,
	2012	2011	2010
Revenues
United States	$5,189,792	$4,965,630	$4,665,728
Canada	114,451	110,799	106,331
Other	276,004	213,524	179,941
Total	$5,580,247	$5,289,953	$4,952,000

14. Quarterly Financial Data
Con-way Inc.
Quarterly Financial Data
(Unaudited)

(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
2012 - Quarter Ended
Operating Results
Revenues	$1,366,161	$1,446,096	$1,404,113	$1,363,877
Operating Income [a]	55,690	80,143	55,213	37,795
Income before Income Tax Provision	41,422	64,697	41,158	23,677
Income Tax Provision	15,776	22,897	15,854	11,881
Net Income	25,646	41,800	25,304	11,796
Per Common Share
Basic Earnings	0.46	0.75	0.45	0.21
Diluted Earnings	0.46	0.74	0.45	0.21
Market Price
High	34.69	38.78	37.30	29.91
Low	28.26	30.89	26.51	25.97
Cash Dividends	0.10	0.10	0.10	0.10
2011 - Quarter Ended
Operating Results
Revenues	$1,245,627	$1,348,549	$1,377,079	$1,318,698
Operating Income [a]	36,696	60,165	61,125	49,942
Income before Income Tax Provision	21,361	45,444	47,606	33,661
Income Tax Provision [b]	14,439	16,022	18,478	10,690
Net Income	6,922	29,422	29,128	22,971
Per Common Share
Basic Earnings	0.13	0.53	0.52	0.41
Diluted Earnings	0.12	0.52	0.52	0.41
Market Price
High	39.78	40.36	42.38	30.71
Low	30.56	35.42	21.32	20.56
Cash Dividends	0.10	0.10	0.10	0.10

[a]	The comparability of Con-way's consolidated operating income was affected by the following unusual income or expense:

-	A gain of $3.9 million at Con-way Freight in the second quarter of 2012 from the sale of excess properties.

-	A gain of $10.0 million in the fourth quarter of 2011 resulting from a purchase-price adjustment to settle a dispute associated with the 2007 acquisition of Chic Logistics.

[b]	The comparability of Con-way's income tax provision was affected by the following:

-	The first quarter of 2011 reflects a $5.9 million charge in connection with an IRS audit settlement.

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
(b) Internal Control Over Financial Reporting.
There have not been any changes in Con-way’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, Con-way’s internal control over financial reporting.
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
Con-way’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2012, and concluded that its internal control over financial reporting is effective. In making this assessment, management utilized the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The effectiveness of Con-way’s internal control over financial reporting as of December 31, 2012, has been audited by KMPG LLP, the independent registered public accounting firm who also audited Con-way’s consolidated financial statements included in this Annual Report on Form 10-K. The audit report issued by KPMG LLP precedes Item 8, “Financial Statements and Supplementary Data.”
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding directors and executive officers of Con-way is incorporated herein by reference to the material under the headings “Proposal Number 1: Election of Directors,” “Information about the Board of Directors and Certain Board Committees; Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Con-way's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2013 (the “2013 Proxy Statement”).
We have adopted a Code of Business Ethics that applies to our chief executive officer, chief financial officer and controller, as well as other officers, directors and employees of Con-way. Con-way's Code of Business Ethics is posted on its website at www.con-way.com, under the heading “Corporate Governance” within the “Investors” tab. Con-way intends to satisfy any disclosure requirements regarding an amendment to, or waiver from, the Code of Business Ethics by posting such information on its website at www.con-way.com.
ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive and director compensation is incorporated herein by reference to the material under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables,” “Other Potential Post-Employment Payments,” “Compensation Committee Interlocks and Insider Participation” and “2012 Director Compensation” of the 2013 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the headings “Stock Ownership by Directors and Executive Officers” and “Stock Ownership by Principal Shareholders” of the 2013 Proxy Statement.
Equity Compensation Plan Information
The following table gives information as of December 31, 2012 regarding Company shares that may be issued upon the exercise of options, warrants and rights under all of the Company's existing equity compensation plans (together, the “Equity Plans”).

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,453,563	(2)	$36.05	4,069,637	(3)
Equity compensation plans not approved by security holders	—	(4)	—	—	(4)
Total	3,453,563		$36.05	4,069,637

(1)	The weighted average exercise price is based solely on the outstanding options.

71

(2)
Includes 15,438 stock options outstanding under the Company's 1994 Equity Incentive Plan for Non-Employee Directors, 44,750 stock options outstanding under the Company's 2003 Equity Incentive Plan for the Non-Employee Directors, 439,964 stock options outstanding under the Company's 1997 Equity and Incentive Plan, 1,891,101 stock options outstanding under the Company's 2006 Equity and Incentive Plan, and 9,007 stock options outstanding under the Company's 2012 Equity and Incentive Plan. Also includes 18,121 restricted stock award shares issued under the 2003 Equity Incentive Plan for the Non-Employee Directors, an aggregate of 949,742 restricted stock units and performance share plan units granted under the 2006 Equity and Incentive Plan, and 25,180 restricted stock award shares issued and 60,260 restricted stock units granted under the 2012 Equity and Incentive Plan.

(3)	All securities are available for issuance in the form of restricted stock, stock options or other equity-based awards under the 2012 Equity and Incentive Plan.

(4)
Does not include shares purchased under the Company's non-qualified employee stock purchase program. The employee stock purchase program offers participants the opportunity to purchase shares at fair market value using payroll deductions. The shares are purchased by the program's administrator in the open market.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the headings “Information about the Board of Directors and Certain Board Committees; Corporate Governance - Policies and Procedures Regarding Related Person Transactions; Transactions with Related Persons” and “- Director Independence Standards” and “- Director Independence” of the 2013 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is incorporated herein by reference to the material under the heading “Proposal Number 6: Ratification of Appointment of Independent Registered Public Accounting Firm - Fees” of the 2013 Proxy Statement.

73

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page
(a)	1.	FINANCIAL STATEMENTS:
		Report of Independent Registered Public Accounting Firm by KPMG LLP	34
		Consolidated Balance Sheets at December 31, 2012 and 2011	35
		Statements of Consolidated Income for the years ended December 31, 2012, 2011 and 2010	37
		Statements of Consolidated Comprehensive Income (Loss) for the years ended December 31, 2012, 2011, and 2010	38
		Statements of Consolidated Cash Flows for the years ended December 31, 2012, 2011 and 2010	39
		Statements of Consolidated Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010	40
		Notes to Consolidated Financial Statements	41
	2.	FINANCIAL STATEMENT SCHEDULE

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

Con-way Inc.
(Registrant)

February 25, 2013	/s/ Douglas W. Stotlar
Douglas W. Stotlar
Director, President and Chief Executive Officer

75

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Douglas W. Stotlar	Director, President and Chief Executive Officer (Principal Executive Officer)	February 25, 2013
Douglas W. Stotlar

/s/ Stephen L. Bruffett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2013
Stephen L. Bruffett

/s/ Kevin S. Coel	Senior Vice President and Controller (Controller)	February 25, 2013
Kevin S. Coel

/s/ W. Keith Kennedy Jr.		February 25, 2013
W. Keith Kennedy Jr.	Chairman

/s/ John J. Anton		February 25, 2013
John J. Anton	Director

/s/ William R. Corbin		February 25, 2013
William R. Corbin	Director

/s/ Michael J. Murray		February 25, 2013
Michael J. Murray	Director

/s/ Edith R. Perez		February 25, 2013
Edith R. Perez	Director

/s/ John C. Pope		February 25, 2013
John C. Pope	Director

/s/ William J. Schroeder		February 25, 2013
William J. Schroeder	Director

/s/ Peter W. Stott		February 25, 2013
Peter W. Stott	Director

/s/ Roy W. Templin		February 25, 2013
Roy W. Templin	Director

/s/ Chelsea C. White III		February 25, 2013
Chelsea C. White III	Director

INDEX TO EXHIBITS

Exhibit No.
(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession:
	2.1	Con-way Inc. plan for discontinuance of Con-way Forwarding (Item 2.05 to Con-way's Report on Form 8-K (File No. 1-05046) filed on June 5, 2006*).
	2.2	Con-way Inc. plan for reorganization of Con-way Freight Inc. (Item 7.01 to Con-way's Report on Form 8-K (File No. 1-05046) filed on August 22, 2007*).
	2.3	Con-way Inc. plan for reorganization of Con-way Freight Inc. (Item 2.05 to Con-way's Report on Form 8-K (File No. 1-05046) filed on November 3, 2008*).
	2.4	Con-way Inc. plan for reorganization of Con-way Freight Inc. (Item 2.05 to Con-way's Report on Form 8-K (File No. 1-05046) filed on December 8, 2008*).
(3)	Articles of incorporation and Bylaws:
	3.1	Con-way Inc. Certificate of Incorporation, as amended May 19, 2009 (Exhibit 3.1 to Con-way's Form 10-Q for the quarter ended June 30, 2009*).
	3.2	Con-way Inc. Bylaws, as amended January 24, 2012 (Exhibit 3.1 to Con-way's Form 8-K filed on January 27, 2012*).
(4)	Instruments defining the rights of security holders, including indentures:
	4.1	Form of Indenture between CNF Transportation Inc. and Bank One Trust Company, National Association (Exhibit 4(d)(i) to Con-way's Form 8-K (File No. 1-05046) dated March 3, 2000*).
4.2
Supplemental Indenture No. 1 dated as of April 30, 2004 to Indenture dated as of March 8, 2000 between CNF Inc. as issuer and The Bank of New York, N.A. as successor trustee, relating to 6.70% Senior Debentures due 2034 (filed as Exhibit 4.2 to Form S-4 (File No. 333-116211) dated June 4, 2004*).

	4.3	Form of Global 6.70% Senior Debentures due 2034 (included in Exhibit 4.2 to Form S-4 (File No. 333-116211) dated June 4, 2004*).
4.4
Form of Indenture dated as of December 27, 2007 between Con-way Inc. as issuer and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.1 to Con-way's Report on Form 8-K (File No. 1-05046) filed on December 27, 2007*).

	4.5	Form of 7.25% Senior Notes due 2018 (Exhibit 4.3 to Con-way's Report on Form 8-K (File No. 1-05046) filed on December 27, 2007*).
	4.6	$325 million Credit Agreement dated November 4, 2010 among Con-way Inc. and various financial institutions (Exhibit 99.1 to Con-way's Report on Form 8-K filed on November 5, 2010*).
4.7
Subsidiary Guaranty Agreement dated as of November 4, 2010 made by Con-way Freight, Inc., Menlo Worldwide, LLC and Transportation Resources, Inc. in favor of various financial institutions (Exhibit 99.2 to Con-way's Report on Form 8-K filed on November 5, 2010*).

	4.8	First Amendment to Credit Agreement and Subsidiary Guaranty Agreement dated August 2, 2011 (Exhibit 10.1 to Con-way's Report on Form 8-K filed on August 2, 2011*).

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
10.1
Distribution Agreement between Consolidated Freightways, Inc., and Consolidated Freightways Corporation dated November 25, 1996 (Exhibit 10.34 to Con-way's Form 10-K (File No. 1-05046) for the year ended December 31, 1996*).

10.2
Employee Benefit Matters Agreement by and between Consolidated Freightways, Inc. and Consolidated Freightways Corporation dated December 2, 1996 (Exhibit 10.33 to Con-way's Form 10-K (File No. 1-05046) for the year ended December 31, 1996*#).

10.3
Transition Services Agreement between CNF Service Company, Inc. and Consolidated Freightways Corporation dated December 2, 1996 (Exhibit to Con-way's Form 10-K (File No. 1-05046) for the year ended December 31, 1996*).

10.4
Tax Sharing Agreement between Consolidated Freightways, Inc., and Consolidated Freightways Corporation dated December 2, 1996 (Exhibit to Con-way's Form 10-K (File No. 1-05046) for the year ended December 31, 1996*).

10.5	Stock Purchase Agreement between CNF Inc. and Menlo Worldwide, LLC and United Parcel Service dated October 5, 2004 (Exhibit 99.1 to Con-way's Form 8-K (File No. 1-05046) dated October 6, 2004*).
10.6
Amendment No. 1 dated December 17, 2004 to the Stock Purchase Agreement between CNF Inc. and Menlo Worldwide, LLC and United Parcel Service dated October 5, 2004 (Exhibit 99.1 to Con-way's Form 8-K (File No. 1-05046) dated December 21, 2004*).

10.7	Transition Services Agreement between CNF Inc and Menlo Worldwide, LLC and United Parcel Service date October 5, 2004 (Exhibit 99.1 to Con-way's Form 8-K (File No. 1-05046) dated October 6, 2004*).
10.8
Agreement and Plan of Merger dated as of July 13, 2007, by and among the Company, Seattle Acquisition Corporation, a Missouri corporation and a wholly owned subsidiary of the Company, Transportation Resources, Inc., a Missouri corporation, the Shareholders’ Agent (as defined therein) and the Principal Shareholders (as defined therein). (Exhibit 10.1 to Con-way's Form 10-Q (File No. 1-05046) for the quarter ended June 30, 2007*).

10.9
Stock Purchase Agreement to purchase Chic Holdings Limited between Menlo Worldwide, LLC and various sellers dated September 7, 2007 (Exhibit 10.8 to Con-way's Form 10-Q (File No. 1-05046) for the quarter ended September 30, 2007*).

10.10	Settlement and Release Agreement between Con-way Inc. and Central States (Item 1.01 to Con-way's Report on Form 8-K (File No. 1-05046) filed on December 31, 2008*).
10.11	Supplemental Retirement Plan dated January 1, 1990 (Exhibit 10.31 to Con-way's Form 10-K (File No. 1-05046) for the year ended December 31, 1993*#).
10.12
Con-way Inc. Nonqualified Executive Benefit Plans Trust Agreement 2004 Restatement dated as of December 30, 2004 between Con-way Inc. and Wachovia Bank, NA (Exhibit 10.5 to Con-way's Form 10-Q (File No. 1-05046) for the quarter ended March 31, 2005*#).

10.13	Directors Business Travel Insurance Plan#.
10.14	Emery Air Freight Plan for Retirees, effective October 31, 1987 (Exhibit 4.23 to the Emery Air Freight Corporation Quarterly Report on Form 10-Q ended September 30, 1987*#).
10.15
Separation Agreement and General Release between Con-way Freight Inc. and David S. McClimon effective September 28, 2007 (Exhibit 99 to Con-way's Report on Form 8-K (File No. 1-05046) filed on October 1, 2007*#).

10.16	Summary of Executive Stock Ownership Guidelines (Item 1.01(d) to Con-way's Report on Form 8-K (File No. 1-05046) filed on September 29, 2006*#).
10.17	Summary of Directors Stock Ownership Guidelines (Item 7.01 to Con-way's Report on Form 8-K (File No. 1-05046) filed on December 7, 2006*#).
10.18	Con-way Inc. Deferred Compensation Plan for Non-Employee Directors Amended and Restated December 2008 (Exhibit 10.50 to Con-way's Form 10-K (File No. 1-05046) for the year ended December 31, 2008*#).
10.19
Con-way Inc. 2005 Deferred Compensation Plan for Non-Employee Directors Amended and Restated December 2008 (Exhibit 10.51 to Con-way's Form 10-K (File No. 1-05046) for the year ended December 31, 2008*#).

10.20
Con-way Inc. Amended and Restated 2003 Equity Incentive Plan for Non-Employee Directors Amended and Restated December 2011 (Exhibit 10.34 to Con-way's Form 10-K for the year ended December 31, 2011*#).

10.21	Con-way Inc. 1997 Equity and Incentive Plan (2006 Amendment and Restatement) (Exhibit 99.7 to Con-way's Report on Form 8-K (File No. 1-05046) filed on December 6, 2005*#).
10.22	Con-way Inc. 2006 Equity and Incentive Plan Amended and Restated December 2008 (Exhibit 10.52 to Con-way's Form 10-K (File No. 1-05046) for the year ended December 31, 2008*#).
10.23	Amendment No. 1 to the Con-way Inc. 2006 Equity and Incentive Plan Amended and Restated December 2008 (Exhibit 99.7 to Con-way's Report on Form 8-K filed on December 18, 2009*#).
10.24	Con-way Inc. 2012 Equity and Incentive Plan (Appendix A to Con-way's Proxy Statement filed on April 3, 2012*#).
10.25
Con-way Inc. 1993 Deferred Compensation Plan for Executives and Key Employees Amended and Restated December 2008 (Exhibit 10.53 to Con-way's Form 10-K (File No. 1-05046) for the year ended December 31, 2008*#).

77

10.26
Con-way Inc. 2005 Deferred Compensation Plan for Executives and Key Employees Amended and Restated December 2008 (Exhibit 10.54 to Con-way's Form 10-K (File No. 1-05046) for the year ended December 31, 2008*#).

10.27	Con-way Inc. 2005 Supplemental Excess Retirement Plan (Amended and Restated December 2008) (Exhibit 10.57 to Con-way's Form 10-K (File No. 1-05046) for the year ended December 31, 2008*#).
10.28
Compliance Amendment 2012-1 to the Con-way Inc. 2005 Supplemental Excess Retirement Plan (Amended and Restated December 2008)(Exhibit 10.1 to Con-way's Form 10-Q for the quarter ended September 30, 2012*#).

10.29	Con-way Inc. Supplemental Retirement Savings Plan Amended and Restated December 2008 (Exhibit 10.58 to Con-way's Form 10-K (File No. 1-05046) for the year ended December 31, 2008*#).
10.30	Amendment No. 1 to Con-way Inc. Supplemental Retirement Savings Plan Amended and Restated December 2008 (Exhibit 10.53 to Con-way's Form 10-K for the year ended December 31, 2009*#).
10.31	Amendment No. 2 to Con-way Inc. Supplemental Retirement Savings Plan Amended and Restated December 2008 (Exhibit 10.54 to Con-way's Form 10-K for the year ended December 31, 2009*#).
10.32	Amendment No. 3 to Con-way Inc. Supplemental Retirement Savings Plan Amended and Restated December 2008 (Exhibit 10.55 to Con-way's Form 10-K for the year ended December 31, 2011*#).
10.33	Amendment No. 4 to Con-way Inc. Supplemental Retirement Savings Plan Amended and Restated December 2008#.
10.34	Form of Severance Agreement (Change in Control) for Douglas W. Stotlar (Exhibit 99.1 to Con-way's Report on Form 8-K filed on December 18, 2009*#).
10.35	Form of Severance Agreement (Change in Control) for Stephen L. Bruffett (Exhibit 99.2 to Con-way's Report on Form 8-K filed on December 18, 2009*#).
10.36	Form of Severance Agreement (Change in Control) for Robert L. Bianco Jr. (Exhibit 99.3 to Con-way's Report on Form 8-K filed on December 18, 2009*#).
10.37	Form of Severance Agreement (Change in Control) for Leslie P. Lundberg (Exhibit 10.61 to Con-way's Form 10-K for the year ended December 31, 2009*#).
10.38	Form of Severance Agreement (Change in Control) for Kevin S. Coel (Exhibit 10.63 to Con-way's Form 10-K for the year ended December 31, 2009*#).
10.39	Form of Amendment No. 1 to Severance Agreement (Change in Control) (Exhibit 10.64 to Con-way's Form 10-K for the year ended December 31, 2009*#).
10.40	Form of Amendment No. 2 to Severance Agreement (Change in Control)(Exhibit 10.2 to Con-way's Form 10-Q for the quarter ended September 30, 2012*#).
10.41	Form of Severance Agreement (Change in Control) for Saul Gonzalez (Exhibit 10.3 to Con-way's Form 10-Q for the quarter ended September 30, 2012*#).
10.42	Form of Severance Agreement (Change in Control) for Stephen K. Krull (Exhibit 10.4 to Con-way's Form 10-Q for the quarter ended September 30, 2012*#).
10.43	Form of Severance Agreement (Change in Control) for W. Gregory Lehmkuhl (Exhibit 10.5 to Con-way's Form 10-Q for the quarter ended September 30, 2012*#).
10.44	Form of Severance Agreement (Change in Control) for C. Randal Mullett (Exhibit 10.6 to Con-way's Form 10-Q for the quarter ended September 30, 2012*#).
10.45	Form of Non-Change in Control Severance Policy (Con-way Inc. and Con-way Enterprise Services, Inc.) (Exhibit 10.11 to Con-way's Form 10-Q for the quarter ended September 30, 2012*#).
10.46	Form of Non-Change in Control Severance Policy (Con-way Affiliates) (Exhibit 10.12 to Con-way's Form 10-Q for the year ended September 30, 2012*#).
10.47	Con-way Inc. Executive Incentive Plan Amended January 2010 (Exhibit 10.1 to Con-way's Form 10-Q for the quarter ended March 31, 2010*#).
10.48	Amended and Restated Form of Severance Agreement (Non-change in Control) for Douglas W. Stotlar (Exhibit 99.1 to Con-way's Report on Form 8-K filed on June 24, 2010*#).
10.49	Amended and Restated Form of Severance Agreement (Non-change in Control) for Stephen L. Bruffett (Exhibit 99.2 to Con-way's Report on Form 8-K filed on June 24, 2010*#).
10.50	Amended and Restated Form of Severance Agreement (Non-change in Control) for Robert L. Bianco Jr. (Exhibit 99.3 to Con-way's Report on Form 8-K filed on June 24, 2010*#).
10.51	Amended and Restated Form of Severance Agreement (Non-Change in Control) for Leslie P. Lundberg (Exhibit 10.74 to Con-way's Form 10-K for the year ended December 31, 2010*#).
10.52	Amended and Restated Form of Severance Agreement (Non-Change in Control) for Kevin S. Coel (Exhibit 10.76 to Con-way's Form 10-K for the year ended December 31, 2010*#).

78

	10.53	Form of Amendment No. 1 to Severance Agreement (Non-Change in Control) (Exhibit 10.74 to Con-way's Form 10-K for the year ended December 31, 2009*#).
	10.54	Form of Amendment No. 2 to Amended and Restated Severance Agreement (Non-Change in Control) (Exhibit 10.7 to Con-way's Form 10-Q for the quarter ended September 30, 2012*#).
	10.55	Form of Severance Agreement (Non-Change in Control) for Saul Gonzalez (Exhibit 10.8 to Con-way's Form 10-Q for the quarter ended September 30, 2012*#).
	10.56	Form of Severance Agreement (Non-Change in Control) for Stephen K. Krull (Exhibit 10.9 to Con-way's Form 10-Q for the quarter ended September 30, 2012*#).
	10.57	Form of Severance Agreement (Non-Change in Control) for W. Gregory Lehmkuhl (Exhibit 10.10 to Con-way's Form 10-Q for the quarter ended September 30, 2012*#).
	10.58	Form of Restricted Stock Award Agreement for Non-Employee Directors (Exhibit 10.2 to Con-way's Form 10-Q for the quarter ended June 30, 2012*#).
	10.59	Form of Stock Option Agreement (Exhibit 99.10 to Con-way's Report on Form 8-K (File No. 1-05046) filed on December 6, 2005*#).
	10.60	Form of Stock Option Agreement (Exhibit 99.2 to Con-way's Report on Form 8-K (File No. 1-05046) filed on September 29, 2006*#).
	10.61	Form of Stock Appreciation Rights Agreement (Exhibit 99.2 to Con-way's Report on Form 8-K filed on February 11, 2010*#).
	10.62	Form of Stock Option Agreement (Exhibit 99.1 to Con-way's Report on Form 8-K filed on February 9, 2011*#).
	10.63	Form of Restricted Stock Unit Grant Agreement (Exhibit 99.2 to Con-way's Report on Form 8-K filed on February 9, 2011*#).
	10.64	Form of Restricted Stock Unit Grant Agreement (Exhibit 10.1 to Con-way's Form 10-Q for the quarter ended March 31, 2012*#).
	10.65	Form of Performance Share Plan Unit Grant Agreement (Exhibit 10.2 to Con-way's Form 10-Q for the quarter ended March 31, 2012*#).
(12)	Computation of ratios of earnings to fixed charges.
(21)	Significant Subsidiaries of Con-way Inc.
(23)	Consent of Independent Registered Public Accounting Firm.
(31)	Certification of Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional documents:
99.1
Con-way Inc. 2013 Notice of Annual Meeting and Proxy Statement filed on Form DEF 14A. (Only those portions referenced herein are incorporated in this Form 10-K. Other portions are not required and, therefore, are not “filed” as a part of this Form 10-K.*)

(101)	Interactive Data File:
	101. INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes to Exhibit Index
*	Previously filed with the Securities and Exchange Commission and incorporated herein by reference.
#	Designates a contract or compensation plan for Management or Directors.

79