Form 10-Q
period 2013-03-31
Con-way Inc.
filed 2013-05-01
CIK 23675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Yes ☐    No ☒

The number of shares of common stock outstanding as of April 30, 2013 was 56,339,759.

CON-WAY INC.
FORM 10-Q
Quarter Ended March 31, 2013

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets -
	March 31, 2013 and December 31, 2012	3

	Statements of Consolidated Income -
	Three Months Ended March 31, 2013 and 2012	5

	Statements of Consolidated Comprehensive Income -
	Three Months Ended March 31, 2013 and 2012	6

	Statements of Consolidated Cash Flows -
	Three Months Ended March 31, 2013 and 2012	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 6.	Exhibits	29

Signatures		30

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CON-WAY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
ASSETS	2013	2012
	(Unaudited)
Current Assets
Cash and cash equivalents	$404,531	$429,784
Marketable securities	—	3,200
Trade accounts receivable, net	615,286	567,097
Other accounts receivable	56,226	43,912
Operating supplies, at lower of average cost or market	24,378	23,180
Prepaid expenses	63,629	49,681
Deferred income taxes	27,237	34,520
Total Current Assets	1,191,287	1,151,374

Property, Plant and Equipment
Land	195,737	195,737
Buildings and leasehold improvements	844,857	840,966
Revenue equipment	1,732,586	1,746,816
Other equipment	331,729	329,730
	3,104,909	3,113,249
Accumulated depreciation	(1,538,409)	(1,526,648)
Net Property, Plant and Equipment	1,566,500	1,586,601

Other Assets
Deferred charges and other assets	35,168	33,963
Capitalized software, net	20,349	20,365
Employee benefits	11,301	10,951
Intangible assets, net	10,408	10,997
Goodwill	338,029	338,164
	415,255	414,440
Total Assets	$3,173,042	$3,152,415

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CON-WAY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share amounts)
	March 31,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2013	2012
	(Unaudited)
Current Liabilities
Accounts payable	$366,652	$330,665
Accrued liabilities	228,537	253,209
Self-insurance accruals	105,862	100,828
Short-term borrowings	2,830	6,982
Current maturities of long-term debt and capital leases	15,480	16,008
Total Current Liabilities	719,361	707,692

Long-Term Liabilities
Long-term debt	719,050	719,016
Long-term obligations under capital leases	27,710	30,355
Self-insurance accruals	143,884	143,735
Employee benefits	589,286	603,619
Other liabilities and deferred credits	37,857	32,201
Deferred income taxes	77,521	77,412
Total Liabilities	2,314,669	2,314,030

Commitments and Contingencies (Note 8)

Shareholders' Equity
Common stock, $0.625 par value; authorized 100,000,000 shares;
issued 63,946,222 and 63,565,453 shares, respectively	39,942	39,701
Additional paid-in capital, common stock	624,244	614,334
Retained earnings	975,327	966,939
Cost of repurchased common stock
(7,644,407 and 7,583,471 shares, respectively)	(328,221)	(326,128)
Accumulated other comprehensive loss	(452,919)	(456,461)
Total Shareholders' Equity	858,373	838,385
Total Liabilities and Shareholders' Equity	$3,173,042	$3,152,415

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CON-WAY INC.
STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended
	March 31,
	2013	2012

Revenues	$1,336,164	$1,366,161

Costs and Expenses
Salaries, wages and employee benefits	517,841	522,470
Purchased transportation	348,523	368,051
Other operating expenses	157,697	136,515
Fuel and fuel-related taxes	137,412	143,831
Depreciation and amortization	55,928	51,842
Rents and leases	29,850	28,700
Maintenance	29,332	31,910
Purchased labor	27,982	27,152
	1,304,565	1,310,471

Operating Income	31,599	55,690

Other Income (Expense)
Investment income	164	235
Interest expense	(13,505)	(13,794)
Miscellaneous, net	(1,483)	(709)
	(14,824)	(14,268)

Income before Income Tax Provision	16,775	41,422
Income Tax Provision	2,770	15,776
Net Income	$14,005	$25,646

Weighted-Average Common Shares Outstanding
Basic	56,096,637	55,703,722
Diluted	56,731,972	56,257,783

Earnings per Common Share
Basic	$0.25	$0.46
Diluted	$0.25	$0.46

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CON-WAY INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012

Net Income	$14,005	$25,646

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	440	730
Unrealized gain on available-for-sale security,
net of deferred tax of $0 and $45, respectively	—	70
Employee benefit plans
Net loss included in net periodic benefit expense or income, net of deferred tax of $1,922 and $1,975, respectively	3,007	3,133
Amortization of prior service cost or credit included in net periodic benefit expense or income, net of deferred tax of $61 and $117, respectively	95	(182)
	3,102	2,951
Total Other Comprehensive Income	3,542	3,751
Comprehensive Income	$17,547	$29,397

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CON-WAY INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash and Cash Equivalents, Beginning of Period	$429,784	$438,010
Operating Activities
Net income	14,005	25,646
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization, net of accretion	55,673	51,593
Non-cash compensation and employee benefits	9,180	8,720
Increase in deferred income taxes	5,556	15,532
Provision for uncollectible accounts	401	1,158
Loss (Gain) from sales of property, equipment and investment, net	249	(1,450)
Changes in assets and liabilities:
Receivables	(49,353)	(68,093)
Prepaid expenses	(9,307)	(13,482)
Accounts payable	26,290	40,366
Accrued variable compensation	(44,256)	(35,459)
Accrued liabilities, excluding accrued variable compensation
and employee benefits	39,831	42,359
Self-insurance accruals	(1,157)	1,009
Accrued income taxes	(5,483)	(4,509)
Employee benefits	(15,675)	(8,236)
Other	1,393	(2,325)
Net Cash Provided by Operating Activities	27,347	52,829
Investing Activities
Capital expenditures	(49,686)	(82,486)
Software expenditures	(960)	(873)
Proceeds from sales of property and equipment	1,396	5,759
Purchases of marketable securities	—	(5,000)
Proceeds from sales of marketable securities	3,200	2,115
Net Cash Used in Investing Activities	(46,050)	(80,485)
Financing Activities
Repayment of capital leases	(3,173)	(4,816)
Net proceeds from (repayments of) short-term borrowings	(4,162)	1,248
Proceeds from exercise of stock options	5,669	279
Excess tax benefit from share-based compensation	733	1,360
Payments of common dividends	(5,617)	(5,579)
Net Cash Used in Financing Activities	(6,550)	(7,508)
Decrease in Cash and Cash Equivalents	(25,253)	(35,164)
Cash and Cash Equivalents, End of Period	$404,531	$402,846
Supplemental Disclosure
Cash paid for income taxes, net	$1,897	$3,400
Cash paid for interest	$15,929	$16,200
Non-cash Investing and Financing Activities
Revenue equipment acquired through partial non-monetary exchanges	$6,394	$6,908
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CON-WAY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Principal Accounting Policies
Organization
Con-way Inc. and its consolidated subsidiaries (“Con-way”) provide transportation, logistics and supply-chain management services for a wide range of manufacturing, industrial and retail customers. Con-way’s business units operate in regional and transcontinental less-than-truckload and full-truckload freight transportation, contract logistics and supply-chain management, multimodal freight brokerage, and trailer manufacturing. As more fully discussed in Note 3, “Segment Reporting,” for financial reporting purposes, Con-way is divided into three reporting segments: Freight, Logistics, and Truckload.
Basis of Presentation
These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and Rule 10-01 of Regulation S-X, and should be read in conjunction with Con-way’s 2012 Annual Report on Form 10-K. Accordingly, significant accounting policies and other disclosures normally provided have been reduced or omitted. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary to present fairly Con-way’s financial position, results of operations and cash flows for the periods presented. Results for the interim periods presented are not necessarily indicative of annual results.
Earnings per Share (“EPS”)
Basic EPS is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted EPS is calculated as follows:

(Dollars in thousands except per share data)	Three Months Ended March 31,
	2013	2012
Numerator:
Net income	$14,005	$25,646

Denominator:
Weighted-average common shares outstanding	56,096,637	55,703,722
Stock options and nonvested stock	635,335	554,061
	56,731,972	56,257,783

Diluted Earnings per Share:	$0.25	$0.46

Anti-dilutive securities excluded from the
computation of diluted EPS	1,141,137	1,932,324
New Accounting Standards
In March 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU, codified in the "Foreign Currency Matters" topic of the FASB Accounting Standards Codification, resolves the differing views in practice about whether the deconsolidation guidance in the "Consolidation" topic of the FASB Accounting Standards Codification impacts the guidance in "Foreign Currency Matters" topic in regard to when to release the cumulative translation adjustment into earnings. Under this ASU, complete or substantially complete liquidation of the foreign entity is required to release the cumulative translation adjustment for transactions occurring within a foreign entity. However, for transactions impacting the parent's investments in a foreign entity, the cumulative translation adjustment should be released into earnings in a manner consistent with the deconsolidation guidance in the "Consolidation" topic. This accounting guidance in ASU 2013-05 will be applied prospectively and will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Con-way does not believe that the standard will have a material effect on its financial statements.
Reclassifications
Certain amounts in the prior-period financial statements have been reclassified to conform to the current-period presentation.
2. Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the gross carrying amounts of goodwill:

(Dollars in thousands)	Logistics	Truckload	Corporate and Eliminations	Total
Balance at December 31, 2011
Goodwill	$55,440	$464,598	$727	$520,765
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)
	7,204	329,785	727	337,716

Change in foreign currency exchange rates	448	—	—	448
Balances at December 31, 2012
Goodwill	55,888	464,598	727	521,213
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)
	7,652	329,785	727	338,164

Change in foreign currency exchange rates	(135)	—	—	(135)
Balances at March 31, 2013
Goodwill	55,753	464,598	727	521,078
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)
	$7,517	$329,785	$727	$338,029
Intangible Assets
Intangible assets are amortized on a straight-line basis over their estimated useful life. In the first quarter of 2013, amortization expense related to intangible assets was $0.6 million compared to $0.8 million in the same period of 2012. Intangible assets consisted of the following:

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$23,088	$12,680	$23,088	$12,091
Estimated amortization expense for the next five years is presented in the following table:

(Dollars in thousands)

Year ending December 31:
Remaining nine months of 2013	$1,767
2014	2,356
2015	2,356
2016	2,356
2017	1,571
2018	—

3. Segment Reporting
Con-way discloses segment information in the manner in which the business units are organized for making operating decisions, assessing performance and allocating resources. For the periods presented, Con-way is divided into the following three reporting segments:

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
In prior periods, the Other reporting segment consisted of the operating results of Road Systems, a trailer manufacturer, and certain corporate activities for which the related income or expense has not been allocated to other reporting segments. Beginning in the first quarter of 2013, the former Other segment was reported as Corporate and Eliminations in order to reconcile the segment results to the consolidated totals. All periods presented reflect this change to the reporting segment structure.
Financial Data
Management evaluates segment performance primarily based on revenue and operating income (loss). Accordingly, investment income, interest expense, and other non-operating items are not reported in segment results. Corporate expenses are generally allocated based on measurable services provided to each segment, or for general corporate expenses, based on segment revenue. Beginning in the first quarter of 2013, defined benefit pension plan costs were no longer allocated from Corporate to the reporting segments. The amount of defined benefit pension cost retained in Corporate and Eliminations for the three months ended March 31, 2013 was $1.1 million. For the three months ended March 31, 2012, $2.4 million of defined benefit pension cost was allocated from Corporate to the three reporting segments. Inter-segment revenue and related operating income (loss) have been eliminated to reconcile to consolidated revenue and operating income. Transactions between segments are generally based on negotiated prices.

(Dollars in thousands)	Three Months Ended March 31,
	2013	2012
Revenues from External Customers
Freight	$817,136	$818,641
Logistics	378,728	408,801
Truckload	138,349	137,757
Corporate and Eliminations	1,951	962
	$1,336,164	$1,366,161
Revenues from Internal Customers
Freight	$10,400	$12,406
Logistics	13,629	10,345
Truckload	18,654	19,566
Corporate and Eliminations	14,652	13,329
	$57,335	$55,646
Operating Income (Loss)
Freight	$16,024	$34,502
Logistics	6,532	12,294
Truckload	9,955	10,550
Corporate and Eliminations	(912)	(1,656)
	$31,599	$55,690

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
Financial Assets Measured at Fair Value on a Recurring Basis
The following table summarizes the valuation of financial instruments within the fair-value hierarchy:

	March 31, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents	$345,784	$64,592	$281,192	$—

	December 31, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents	$378,266	$70,488	$307,778	$—
Current marketable securities	3,200	—	3,200	—
Cash equivalents consist of short-term interest-bearing instruments (primarily commercial paper, certificates of deposit and money-market funds) with maturities of three months or less at the date of purchase. Current marketable securities consist of variable-rate demand notes.
Money-market funds reflect their published net asset value and are classified as Level 1 instruments. Commercial paper, certificates of deposit and variable-rate demand notes are generally valued using published interest rates for instruments with similar terms and maturities, and accordingly, are classified as Level 2 instruments. At March 31, 2013, the weighted-average remaining maturity of the cash equivalents was less than one month. Based on their short maturities, the carrying amount of the cash equivalents approximates their fair value.
5. Employee Benefit Plans
In the periods presented, certain employees of Con-way and its subsidiaries in the U.S. were covered under several retirement benefit plans, including defined benefit pension plans, defined contribution retirement plans and a postretirement medical plan. See Note 10, “Employee Benefit Plans,” of Item 8, “Financial Statements and Supplementary Data,” in Con-way’s 2012 Annual Report on Form 10-K for additional information concerning its employee benefit plans.
Defined Benefit Pension Plans
As a result of plan amendments in previous years, no additional benefits accrue under these plans and already-accrued benefits will not be adjusted for future increases in compensation. The following table summarizes the components of net periodic benefit expense for Con-way’s domestic defined benefit pension plans:

	Qualified Pension Plans		Non-Qualified Pension Plans
	Three Months Ended March 31,		Three Months Ended March 31,
(Dollars in thousands)	2013	2012	2013	2012
Interest cost on benefit obligation	$17,589	$17,502	$804	$856
Expected return on plan assets	(22,657)	(21,111)	—	—
Amortization of actuarial loss	4,650	4,827	279	281
Amortization of prior-service costs	418	3	1	—
Net periodic benefit expense	$—	$1,221	$1,084	$1,137

Con-way expects to make contributions of $55.3 million to its Qualified Pension Plans in 2013, including $8.3 million contributed through March 2013. Con-way's estimate of its 2013 contribution is subject to change based on variations in interest rates, asset returns, Pension Protection Act requirements and other factors.
Defined Contribution Retirement Plans
Con-way’s expense for defined contribution retirement plans was $13.3 million in the first quarter of 2013, compared to $12.9 million in the same period of 2012.
Postretirement Medical Plan
The following table summarizes the components of net periodic benefit expense for the postretirement medical plan:

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Service cost	$429	$423
Interest cost on benefit obligation	891	1,021
Amortization of prior-service credit	(263)	(302)
Net periodic benefit expense	$1,057	$1,142
6. Share-Based Compensation
Under terms of its share-based compensation plans, Con-way grants various types of share-based compensation awards to employees and directors. The plans provide for awards in the form of nonvested stock (also known as restricted stock), performance-share plan units, stock options and stock appreciation rights ("SARs"). See Note 11, “Share-Based Compensation,” of Item 8, “Financial Statements and Supplementary Data,” in Con-way’s 2012 Annual Report on Form 10-K for additional information concerning its share-based compensation awards.
The following expense was recognized for share-based compensation:

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Salaries, wages and employee benefits	$6,031	$5,062
Deferred income tax benefit	(2,347)	(1,965)
Net share-based compensation expense	$3,684	$3,097
At March 31, 2013 and December 31, 2012, Con-way had recognized accrued liabilities for cash-settled SARs of $4.9 million and $3.6 million, respectively, using a weighted-average fair value per SAR of $12.41 and $7.43, respectively.
7. Income Taxes
Con-way's first-quarter effective tax rate in 2013 was 16.5%, compared to the first-quarter 2012 effective tax rate of 38.1%. Significant variations in the customary relationship between income tax expense and pretax income are largely due to discrete adjustments. The 2013 tax rate was impacted by a $3.4 million benefit for discrete adjustments, mainly the result of a $3.3 million benefit for the alternative-fuel tax credits for 2012 that were recognized in the first quarter of 2013 because of a retroactive change to tax laws. The 2012 tax rate reflects a $0.2 million benefit for discrete adjustments.
Other accounts receivable in the consolidated balance sheets include income tax receivables of $11.7 million and $6.6 million at March 31, 2013 and December 31, 2012, respectively.
8. Commitments and Contingencies
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
Menlo Worldwide Logistics Receivable Dispute
Menlo Worldwide Logistics ("Menlo") filed for and received an asset preservation order from the Ningxia High Court in China in April of 2013 in connection with an unpaid accounts receivable balance.  The order secures customer's assets for the equivalent unpaid accounts receivable balance.  Following the customer's failure to pay $6.1 million within agreed upon terms, Menlo, in the fourth quarter of 2012 recorded an allowance of $2.3 million leaving a remaining balance of $3.8 million. In connection with that, Menlo seized coal inventory and the customer provided two shareholder's personal guarantees to Menlo in the event the customer fails to pay any or all the unpaid accounts receivable balance after selling all its assets including the coal inventory.  Menlo's ability to settle the remaining receivable balance is dependent on the amount of proceeds realized from a sale of the coal inventory, any assets of the customer and the two personal guarantors.
Other
Con-way is a defendant in various other lawsuits incidental to its businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material effect on Con-way's financial condition, results of operations or cash flows.

9. Shareholders' Equity
Accumulated Other Comprehensive Loss
All changes in equity, except those resulting from investments by owners and distributions to owners, are reported in the statements of consolidated comprehensive income.
In the first quarter of 2013, Con-way adopted ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU, codified in the “Comprehensive Income” topic of the FASB Accounting Standards Codification, requires additional disclosures about the amounts reclassified out of other comprehensive income and the changes in the balances for each component of comprehensive income or loss included in accumulated other comprehensive loss. In 2012, Con-way adopted related “Comprehensive Income” standards by presenting the components of other comprehensive income (loss) in the statements of consolidated comprehensive income (loss), including separate disclosure of reclassification adjustments.
The following is a summary of the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment	Employee Benefit Plans	Total
Balances at December 31, 2012	$(1,295)	$(455,166)	$(456,461)
Other comprehensive income before reclassifications	440	—	440
Amounts reclassified from accumulated other comprehensive loss	—	3,102	3,102
Balances at March 31, 2013	$(855)	$(452,064)	$(452,919)
See Note 5, “Employee Benefit Plans” for additional information concerning Con-way's employee benefit plans, including amounts reported for net periodic benefit expense.

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
•Overview of Business
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Forward-Looking Statements
Overview of Business
Con-way provides transportation, logistics and supply-chain management services for a wide range of manufacturing, industrial and retail customers through three primary business units: Con-way Freight, Menlo Worldwide Logistics and Con-way Truckload. These business units operate in regional and transcontinental less-than-truckload and full-truckload freight transportation, contract logistics and supply-chain management, and multimodal freight brokerage. For financial reporting purposes, Con-way is divided into three reporting segments:

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
In prior periods, the Other reporting segment consisted of the operating results of Road Systems, a trailer manufacturer, and certain corporate activities for which the related income or expense has not been allocated to other reporting segments. Beginning in the first quarter of 2013, the former Other segment was reported as Corporate and Eliminations in order to reconcile the segment results to the consolidated totals. All periods presented reflect this change to the reporting segment structure.
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
Con-way’s primary business-unit results generally depend on the number, weight and distance of shipments transported, the prices received on those shipments or services and the mix of services provided to customers, as well as the fixed and variable costs incurred by Con-way in providing the services and the ability to manage those costs under changing circumstances. Due to Con-way Freight’s relatively high fixed-cost structure, sudden or severe changes in shipment volumes can have a negative impact on management’s ability to manage costs.
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

(Dollars in thousands except per share amounts)	Three Months Ended March 31,
	2013	2012
Revenues	$1,336,164	$1,366,161

Operating expenses	1,304,565	1,310,471
Operating income	31,599	55,690
Other non-operating expense	14,824	14,268
Income before income tax provision	16,775	41,422
Income tax provision	2,770	15,776
Net income	$14,005	$25,646

Diluted earnings per share	$0.25	$0.46
Overview

Con-way's first-quarter consolidated revenue decreased 2.2% in 2013 compared with 2012, primarily the result of lower revenue from Logistics due to a decline in volumes. First-quarter revenue also declined at Freight and Truckload mainly as a result of fewer working days in the first quarter of 2013 when compared to the first quarter of 2012.
Con-way's consolidated operating income in the first quarter decreased 43.3% to $31.6 million in 2013 from $55.7 million in 2012, primarily the result of significant declines at the Freight and Logistics reporting segments. The declines at Freight and Logistics were largely the result of increased operating expenses.
Con-way's first-quarter effective tax rate in 2013 was 16.5%, compared with 38.1% in 2012. Both years included discrete tax adjustments that impacted the effective tax rate, as more fully discussed in Note 7, “Income Taxes,” of Item 1, “Financial Statements.”

Reporting Segment Review
For the discussion and analysis of segment operating results, management utilizes revenue before inter-segment eliminations. Management believes that revenue before inter-segment eliminations, combined with the detailed operating expense information, provides the most meaningful analysis of segment results. Both revenue from external customers and revenue from internal customers are reported in Note 3, “Segment Reporting,” of Item 1, “Financial Statements.”
Freight
The following table compares operating results, operating margins, and the percentage change in selected operating statistics of the Freight reporting segment:

(Dollars in thousands)	Three Months Ended March 31,
	2013	2012
Revenue before inter-segment eliminations	$827,536	$831,047

Salaries, wages and employee benefits	377,745	380,496
Purchased transportation	145,914	138,275
Other operating expenses	124,316	109,371
Fuel and fuel-related taxes	93,844	98,305
Depreciation and amortization	32,384	29,972
Rents and leases	11,762	12,096
Maintenance	21,575	23,596
Purchased labor	3,972	4,434
Total operating expenses	811,512	796,545
Operating income	$16,024	$34,502

Operating margin	1.9%	4.2%

	2013 vs. 2012
Selected Operating Statistics
Weight per day	-1.3%
Revenue per hundredweight ("yield")	+3.7%
Shipments per day ("volume")	-1.8%
Weight per shipment	+0.5%
Freight's revenue in the first quarter of 2013 decreased 0.4% from the same quarter of 2012. The decrease in revenue was primarily due to 1.5 fewer working days in the first quarter of 2013. Revenue was also partly impacted by the 1.3% decrease in weight per day, which reflects a 1.8% decline in shipments per day, partially offset by a 0.5% increase in weight per shipment. These declines were mostly offset by a 3.7% increase in yield, which reflected increased length of haul, increased base freight rates and higher fuel surcharge revenue.
Yield excluding fuel surcharges increased by 3.4% in the first quarter of 2013. Freight's fuel-surcharge revenue increased in 2013 to 17.8% of revenue from 17.5% in 2012. The fuel surcharge is intended to compensate Con-way Freight for the adverse effects of higher fuel costs and fuel-related increases in purchased transportation. Fuel surcharges are only one part of Con-way Freight's overall rate structure, and the total price that Con-way Freight receives from customers for its services is governed by market forces, as more fully discussed below in Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Fuel.”
Freight's operating income decreased 53.6% in the first quarter of 2013 compared to the first quarter of 2012. The decrease in operating income was the result of reduced margins, largely driven by increased operating expenses. Key initiatives to improve operating results at Freight consist of lane-based pricing and line-haul optimization. These initiatives will be implemented over the course of 2013.
In the first quarter of 2013, expenses for salaries, wages and employee benefits decreased 0.7% from the same period in 2012, largely due to decreases in employee benefits and variable compensation expenses, partially offset by increases in salaries and wages. Employee benefits expense decreased 5.4%, primarily due to lower expenses for workers' compensation claims and payroll taxes. Lower expense for workers' compensation claims reflects a decrease in cost per claim, partially offset by an increase in the number of claims. The decrease in expenses for payroll taxes is primarily due to decreases in certain payroll-tax rates. Variable-compensation expense decreased $4.4 million or 59.9% in the first quarter of 2013, primarily based on variations in performance relative to variable-compensation plan targets. Salaries and wages, excluding variable compensation, increased 2.9%, primarily due to annual salary and wage rate increases in the second quarter of 2012 and an increase in employee hours for training associated with the line-haul optimization initiative.
Purchased transportation expense increased 5.5% in the first quarter of 2013 primarily due to increased third-party miles and higher carrier rates.
Other operating expenses increased 13.7% in the first quarter of 2013 compared with the same period in 2012. This increase was primarily due to higher expenses for information-technology services (including an early termination fee related to the transition to a new information-technology vendor), vehicular claims and uniforms. The increase in vehicular claims expense is due to increases in cost per claim and the number of claims. Cost per claim was adversely affected by a single large claim occurring during the first quarter of 2013. The increase in expense for uniforms is related to the rollout of new uniforms. Additionally, other operating expenses were adversely impacted by increased expenses as a result of adverse winter weather.
Expense for fuel and fuel-related taxes decreased 4.5% in the first quarter of 2013 primarily due to lower fuel consumption, the result of decreased miles driven by company drivers, partly offset by an increase in the cost per gallon of diesel fuel.
The increase in purchased transportation expense and the decrease in fuel expense are related. Both are due in part to a shift toward a higher proportion of miles driven by third-party carriers as opposed to company drivers. The increase in third-party miles is part of Con-way Freight's effort to reduce total line-haul costs by reducing empty miles. The increase in third-party miles was more than offset by the decrease in miles driven by company drivers.
Depreciation and amortization expense increased 8.0% in the first quarter of 2013 compared to the first quarter of 2012 primarily due to the replacement of older tractors with newer models. Newer models are more costly due in part to the inclusion of more expensive emissions-control and safety technology.

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

(Dollars in thousands)	Three Months Ended March 31,
	2013	2012
Revenue before inter-segment eliminations	$392,357	$419,146
Purchased transportation expense	(235,200)	(263,423)
Net revenue	157,157	155,723

Salaries, wages and employee benefits	65,330	63,022
Other operating expenses	43,540	38,715
Fuel and fuel-related taxes	151	237
Depreciation and amortization	2,203	2,628
Rents and leases	17,163	15,847
Maintenance	570	976
Purchased labor	21,668	22,004
Total operating expenses excluding purchased transportation	150,625	143,429
Operating income	$6,532	$12,294

Operating margin on revenue	1.7%	2.9%
Operating margin on net revenue	4.2%	7.9%
In the first quarter of 2013, Logistics' revenue decreased 6.4% due to an 8.6% decrease in revenue from transportation-management services and a 0.6% decrease from warehouse-management services. In 2013, lower revenue from transportation-management services and warehouse-management services was primarily due to lower volumes. The decline in volumes for transportation-management services includes the effect of the termination of certain customer contracts and lower volumes from existing contracts. These declines were partially offset by increases from new business.
Logistics’ net revenue in the first quarter of 2013 increased 0.9% primarily due to an increase in transportation-management net revenue, which increased 4.7%. The increase in transportation-management net revenue was due to an increase in revenue from performance-based arrangements. Under performance-based arrangements, revenue is recognized upon the achievement of contractually specified performance measures typically without an associated increase in operating expenses. Purchased transportation expense decreased 10.7% in the first quarter of 2013 primarily due to lower volumes in transportation-management services.
In the first quarter, Logistics’ operating income decreased 46.9% to $6.5 million in 2013 from $12.3 million in 2012. Lower operating income was primarily due to increases in other operating expenses, and salaries, wages and employee benefits expense, partially offset by the increase in net revenue. Operating income was also adversely affected by the termination of certain customer contracts.
Salaries, wages and employee benefits increased 3.7% in the first quarter of 2013. In the first quarter, salaries and wages, excluding variable compensation, rose 7.0% primarily due to increased average employee counts. A change in the mix of services performed for transportation-management customers resulted in additional labor requirements at certain customers. Employee benefits expense increased 4.8% in the first quarter of 2013, primarily due to increased costs for employee medical benefits as the result of increases in the number of claims and the expense per claim. Variable-compensation expense decreased $1.5 million or 38.3% in the first quarter of 2013 based primarily on variations in performance relative to variable-compensation plan targets.

Other operating expenses increased 12.5% in the first quarter of 2013, primarily due to higher costs for information-technology projects and infrastructure, and an early termination fee related to the transition to a new information-technology vendor.
In the first quarter of 2013, expenses for rents and leases increased 8.3% primarily due to increases in the number of leased warehouse facilities, including facilities to support customer contracts that were in the start-up phase during the first quarter of 2013.
Truckload
The table below compares operating results, operating margins and the percentage change in selected operating statistics of the Truckload reporting segment. The table summarizes the segment’s revenue before inter-segment eliminations, including freight revenue, fuel-surcharge revenue and other non-freight revenue.

(Dollars in thousands)	Three Months Ended March 31,
	2013	2012
Freight revenue	$116,280	$116,253
Fuel-surcharge revenue	36,082	36,406
Other revenue	4,641	4,664
Revenue before inter-segment eliminations	157,003	157,323

Salaries, wages and employee benefits	49,955	52,910
Purchased transportation	9,884	8,398
Other operating expenses	15,922	15,854
Fuel and fuel-related taxes	43,385	45,164
Depreciation and amortization	18,385	16,595
Rents and leases	356	324
Maintenance	8,893	7,251
Purchased labor	268	277
Total operating expenses	147,048	146,773
Operating income	$9,955	$10,550

Operating margin on revenue	6.3%	6.7%
Operating margin on revenue
excluding fuel-surcharge revenue	8.2%	8.7%

	2013 vs. 2012
Selected Operating Statistics
Freight revenue per loaded mile	+3.3%
Loaded miles	-3.1%
Truckload’s revenue was relatively unchanged in the first quarter of 2013 from the same period of 2012, primarily due to a 3.3% increase in revenue per loaded mile, partially offset by a 3.1% decrease in loaded miles. The decrease in loaded miles was attributable to a 4.6% decrease in tractor productivity (as measured by miles per tractor) partially offset by a 1.5% increase in the fleet size.Tractor productivity was adversely affected by a decline in workdays and severe winter weather.
For the first quarter, Truckload's operating income decreased 5.6% to $10.0 million in 2013 from $10.6 million in 2012. Lower operating income in the first quarter of 2013 was due to slightly lower revenue and higher operating expenses. Higher operating expenses were primarily due to increases in depreciation and amortization, and maintenance.
Salaries, wages and employee benefits decreased 5.6% in the first quarter of 2013 primarily due to a 21.0% decrease in expenses for employee benefits. Lower expenses for employee benefits reflects declines in costs for workers' compensation claims and employee medical benefits. Expenses for workers' compensation claims decreased primarily due to a decrease in expense per claim. Expenses for employee medical benefits decreased in the first quarter of 2013 due to decreases in the number of claims and expense per claim.

Purchased transportation expense increased 17.7% in the first quarter of 2013 due to increased miles driven by Truckload's owner-operator fleet.
Expenses for fuel and fuel-related taxes decreased 3.9% in the first quarter of 2013 primarily due to fewer miles driven by company drivers.
Depreciation and amortization expense increased 10.8% in the first quarter of 2013 reflecting the higher cost of new tractors. Newer models are more costly due in part to the inclusion of more expensive emissions-control and safety technology.
Maintenance expense increased 22.6% in the first quarter of 2013. Based on axle specifications, Truckload's 2012 model-year tractors required tire replacement on an accelerated schedule compared to older models, which resulted in higher maintenance expense in the first quarter of 2013. Increased maintenance expense also included higher costs to maintain newer equipment with more complex emission-control technology, which is subject to more frequent servicing during winter months.
Corporate and Eliminations
Corporate and Eliminations consists of the operating results of Road Systems, a trailer manufacturer, and certain corporate activities for which the related income or expense has not been allocated to other reporting segments. Beginning in 2013, costs associated with the defined benefit pension plans are included in Corporate and Eliminations as other corporate costs. The amount of defined benefit pension cost retained in Corporate and Eliminations for the three months ended March 31, 2013 was $1.1 million. In prior periods, these costs are included in the results of the Freight, Logistics and Truckload reporting segments. The table below summarizes components of Corporate and Eliminations other than inter-segment revenue eliminations:

(Dollars in thousands)	Three Months Ended March 31,
	2013	2012
Revenue before inter-segment eliminations
Road Systems	$16,603	$14,291

Operating income (loss)
Road Systems	$30	$(76)
Con-way reinsurance activities	482	(1,219)
Con-way corporate properties	(407)	(349)
Other corporate costs	(1,017)	(12)
	$(912)	$(1,656)

Liquidity and Capital Resources
Cash and cash equivalents decreased to $404.5 million at March 31, 2013 from $429.8 million at December 31, 2012, as $46.1 million used in investing activities and $6.6 million used in financing activities exceeded $27.3 million provided by operating activities. Cash used in investing activities primarily reflects capital expenditures for the acquisition of revenue equipment. Cash used in financing activities primarily reflects the payment of common dividends and repayment of short-term borrowings and capital leases. Cash provided by operating activities came primarily from net income after adjustment for non-cash items.

(Dollars in thousands)	Three Months Ended March 31,
	2013	2012
Operating Activities
Net income	$14,005	$25,646
Non-cash adjustments (1)	71,059	75,553
Changes in assets and liabilities	(57,717)	(48,370)
Net Cash Provided by Operating Activities	27,347	52,829

Net Cash Used in Investing Activities	(46,050)	(80,485)

Net Cash Used in Financing Activities	(6,550)	(7,508)

Decrease in Cash and Cash Equivalents	$(25,253)	$(35,164)

(1) “Non-cash adjustments” refer to depreciation, amortization, deferred income taxes, provision for uncollectible accounts, and other non-cash income and expenses.
Operating Activities
The most significant items affecting the comparison of Con-way’s operating cash flows for the periods presented are summarized below:
In the first three months of 2013, net income and non-cash adjustments collectively decreased operating cash flows $16.1 million from the same period of 2012. Changes in assets and liabilities decreased operating cash flows by $9.3 million in the first three months of 2013 compared to the same period of 2012. Significant comparative changes include accrued variable compensation and employee benefits.
Accrued variable compensation used $44.3 million in the first three months of 2013, compared to $35.5 million used in the same prior-year period. Variations in performance relative to variable-compensation plan targets resulted in a higher level of payments in the first three months of 2013 when compared to the prior-year period.
Employee benefits used $15.7 million in the first three months of 2013, compared to $8.2 million used in the same prior-year period primarily due to an increase in pension funding contributions. In the first three months of 2013, Con-way contributed $8.3 million to its qualified pension plans, compared to $3.5 million in the first three months of 2012.
Investing Activities
The most significant item affecting the comparison of Con-way’s investing cash flows for the periods presented was the change in capital expenditures. In the first three months, capital expenditures were $49.7 million in 2013, compared to $82.5 million in 2012. Lower capital expenditures in 2013 reflect variations in the timing of capital expenditures, as Con-way expects full-year 2013 capital expenditures to be at a similar level as 2012.
Financing Activities
There were no significant financing transactions that affected the comparison of Con-way's financing cash flows for the periods presented.

Contractual Cash Obligations
Con-way’s contractual cash obligations as of December 31, 2012 are summarized in Item 7, “Management’s Discussion and Analysis – Liquidity and Capital Resources – Contractual Cash Obligations,” of Con-way’s 2012 Annual Report on Form 10-K. Except for changes in agreements with third-party service providers in connection with Con-way's outsourced information-technology infrastructure functions, there have been no material changes in Con-way's contractual obligations outside the ordinary course of business. As a result of these changes, the estimated contractual cash obligations for outsourcing contracts have increased by approximately $128 million from the $187 million reported in Con-way's 2012 Annual Report on Form 10-K. The increase was due to additional infrastructure functions being outsourced and an extension of the contract term for certain outsourced functions. Payments under the new agreement are expected to be relatively even over the term of the agreement through its expiration in January 2019.
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
Con-way has a $325 million unsecured revolving credit facility that matures on August 2, 2016. The revolving facility is available for cash borrowings and issuance of letters of credit. At March 31, 2013, no cash borrowings were outstanding under the credit facility; however, $137.4 million of letters of credit were outstanding, leaving $187.6 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions of borrowing. At March 31, 2013, Con-way was in compliance with the revolving credit facility’s financial covenants and expects to remain in compliance.
Con-way had other uncommitted unsecured credit facilities totaling $63.6 million at March 31, 2013, which are available to support short-term borrowings, letters of credit, bank guarantees and overdraft facilities. At March 31, 2013, $2.8 million of cash borrowings and $17.4 million of other credit commitments were outstanding leaving $43.4 million of available capacity.
See “– Forward-Looking Statements” below and Item 1A, “Risk Factors,” and Note 6, “Debt and Other Financing Arrangements,” of Item 8, “Financial Statements and Supplementary Data,” in Con-way’s 2012 Annual Report on Form 10-K for additional information concerning Con-way’s $325 million credit facility and its other debt instruments.
In 2013, Con-way anticipates capital and software expenditures of approximately $300 million, net of asset dispositions, primarily for the acquisition of tractor equipment. Con-way’s actual 2013 capital expenditures may differ from the estimated amount depending on factors such as availability and timing of delivery of equipment.
At March 31, 2013, Con-way’s senior unsecured debt was rated as investment grade by Standard and Poor’s (BBB-), Fitch Ratings (BBB-), and Moody’s (Baa3). Standard and Poor's, Fitch Ratings, and Moody's assigned an outlook of “stable.”

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
•Self-Insurance Accruals
There have been no significant changes to the critical accounting policies and estimates disclosed in Con-way’s 2012 Annual Report on Form 10-K.

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
Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of those terms or other variations of those terms or comparable terminology or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data and methods that may be incorrect or imprecise and there can be no assurance that they will be realized. In that regard, certain important factors, among others and in addition to the matters discussed elsewhere in this document and other reports and documents filed by Con-way with the Securities and Exchange Commission, could cause actual results and other matters to differ materially from those discussed in such forward-looking statements. A detailed description of certain of these risk factors is included in Item 1A, “Risk Factors,” of Con-way’s 2012 Annual Report on Form 10-K. Any forward-looking statements speak only as of the date the statement is made, and Con-way does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise  required by law.

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
As discussed more fully in “Critical Accounting Policies and Estimates,” of Con-way's 2012 Annual Report on Form 10-K, the amounts recognized as pension expense and the accrued pension liability for Con-way’s defined benefit pension plans depend upon a number of assumptions and factors, including the discount rate used to measure the present value of the pension obligations.
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Certain legal proceedings of Con-way are discussed in Note 8, “Commitments and Contingencies,” of Item 1, “Financial Statements.”
ITEM 1A. RISK FACTORS
There are no material changes to the risk factors previously disclosed in Item 1A, “Risk Factors,” of Con-way’s 2012 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Exhibit No.
(10)	Material Contracts:

	10.1	Form of Restricted Stock Unit Grant Agreement#.

	10.2	Form of Performance Share Plan Unit Grant Agreement#.

	10.3	Con-way Inc. Executive Incentive Plan#.

(31)	Certification of Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File:
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

# Designates a contract or compensation plan for Management or Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Con-way Inc.
(Registrant)

May 1, 2013	/s/ Stephen L. Bruffett
Stephen L. Bruffett
Executive Vice President and
Chief Financial Officer

