Form 10-Q
period 2013-06-30
Con-way Inc.
filed 2013-07-31
CIK 23675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Yes ☐    No ☒

The number of shares of common stock outstanding as of June 30, 2013 was 56,495,252.

CON-WAY INC.
FORM 10-Q
Quarter Ended June 30, 2013

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets -
	June 30, 2013 and December 31, 2012	3

	Statements of Consolidated Income -
	Three and Six Months Ended June 30, 2013 and 2012	5

	Statements of Consolidated Comprehensive Income -
	Three and Six Months Ended June 30, 2013 and 2012	6

	Statements of Consolidated Cash Flows -
	Six Months Ended June 30, 2013 and 2012	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 6.	Exhibits	30

Signatures		31

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CON-WAY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
ASSETS	2013	2012
	(Unaudited)
Current Assets
Cash and cash equivalents	$433,387	$429,784
Marketable securities	—	3,200
Trade accounts receivable, net	601,958	567,097
Other accounts receivable	56,276	43,912
Operating supplies, at lower of average cost or market	25,199	23,180
Prepaid expenses	49,525	49,681
Deferred income taxes	15,618	34,520
Total Current Assets	1,181,963	1,151,374

Property, Plant and Equipment
Land	195,557	195,737
Buildings and leasehold improvements	846,729	840,966
Revenue equipment	1,761,947	1,746,816
Other equipment	331,065	329,730
	3,135,298	3,113,249
Accumulated depreciation	(1,546,217)	(1,526,648)
Net Property, Plant and Equipment	1,589,081	1,586,601

Other Assets
Deferred charges and other assets	33,308	33,963
Capitalized software, net	19,979	20,365
Employee benefits	11,649	10,951
Intangible assets, net	9,818	10,997
Goodwill	337,943	338,164
	412,697	414,440
Total Assets	$3,183,741	$3,152,415

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CON-WAY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share amounts)
	June 30,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2013	2012
	(Unaudited)
Current Liabilities
Accounts payable	$353,828	$330,665
Accrued liabilities	231,204	253,209
Self-insurance accruals	105,708	100,828
Short-term borrowings	2,285	6,982
Current maturities of long-term debt and capital leases	14,950	16,008
Total Current Liabilities	707,975	707,692

Long-Term Liabilities
Long-term debt	719,085	719,016
Long-term obligations under capital leases	25,040	30,355
Self-insurance accruals	141,348	143,735
Employee benefits	556,587	603,619
Other liabilities and deferred credits	41,247	32,201
Deferred income taxes	92,722	77,412
Total Liabilities	2,284,004	2,314,030

Commitments and Contingencies (Notes 8 and 10)

Shareholders' Equity
Common stock, $0.625 par value; authorized 100,000,000 shares;
issued 64,162,795 and 63,565,453 shares, respectively	40,080	39,701
Additional paid-in capital, common stock	631,809	614,334
Retained earnings	1,006,935	966,939
Cost of repurchased common stock
(7,667,543 and 7,583,471 shares, respectively)	(328,988)	(326,128)
Accumulated other comprehensive loss	(450,099)	(456,461)
Total Shareholders' Equity	899,737	838,385
Total Liabilities and Shareholders' Equity	$3,183,741	$3,152,415

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CON-WAY INC.
STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues	$1,381,370	$1,446,096	$2,717,534	$2,812,257

Costs and Expenses
Salaries, wages and employee benefits	539,556	544,624	1,057,397	1,067,094
Purchased transportation	329,021	400,200	677,544	768,251
Other operating expenses	147,117	138,529	304,814	275,044
Fuel and fuel-related taxes	135,547	140,354	272,959	284,185
Depreciation and amortization	57,235	53,442	113,163	105,284
Purchased labor	34,045	27,891	62,027	55,043
Rents and leases	31,136	28,242	60,986	56,942
Maintenance	31,414	32,671	60,746	64,581
	1,305,071	1,365,953	2,609,636	2,676,424

Operating Income	76,299	80,143	107,898	135,833

Other Income (Expense)
Investment income	159	209	323	444
Interest expense	(13,659)	(13,738)	(27,164)	(27,532)
Miscellaneous, net	50	(1,917)	(1,433)	(2,626)
	(13,450)	(15,446)	(28,274)	(29,714)

Income before Income Tax Provision	62,849	64,697	79,624	106,119
Income Tax Provision	19,952	22,897	22,722	38,673
Net Income	$42,897	$41,800	$56,902	$67,446

Weighted-Average Common Shares Outstanding
Basic	56,354,017	55,809,358	56,226,038	55,756,540
Diluted	56,960,738	56,439,845	56,860,095	56,377,198

Earnings per Common Share
Basic	$0.76	$0.75	$1.01	$1.21
Diluted	$0.75	$0.74	$1.00	$1.20

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CON-WAY INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net Income	$42,897	$41,800	$56,902	$67,446

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(182)	(1,456)	258	(726)
Unrealized loss on available-for-sale security,
net of deferred tax of $0, $82, $0 and $37, respectively	—	(127)	—	(57)
Employee benefit plans
Net loss included in net periodic benefit expense or income, net of deferred tax of $1,859, $2,019, $3,781 and $3,993, respectively	2,907	3,112	5,914	6,246
Amortization of prior service cost or credit included in net periodic benefit expense or income, net of deferred tax of $61, $116, $122 and $232, respectively	95	(181)	190	(364)
	3,002	2,931	6,104	5,882
Total Other Comprehensive Income	2,820	1,348	6,362	5,099
Comprehensive Income	$45,717	$43,148	$63,264	$72,545

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CON-WAY INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash and Cash Equivalents, Beginning of Period	$429,784	$438,010
Operating Activities
Net income	56,902	67,446
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization, net of accretion	112,774	104,785
Non-cash compensation and employee benefits	18,275	17,250
Increase in deferred income taxes	26,911	41,139
Provision for uncollectible accounts	5,334	2,426
Gain from sales of property and equipment, net	(7,062)	(6,446)
Changes in assets and liabilities:
Receivables	(37,987)	(90,218)
Prepaid expenses	4,797	596
Accounts payable	16,793	51,792
Accrued variable compensation	(33,902)	(14,251)
Accrued liabilities, excluding accrued variable compensation
and employee benefits	29,570	35,496
Self-insurance accruals	(3,859)	(10,947)
Accrued income taxes	(8,358)	(7,676)
Employee benefits	(48,286)	(20,337)
Other	3,880	(9,154)
Net Cash Provided by Operating Activities	135,782	161,901
Investing Activities
Capital expenditures	(129,273)	(148,669)
Software expenditures	(3,246)	(3,076)
Proceeds from sales of property and equipment	9,965	15,721
Purchases of marketable securities	—	(5,000)
Proceeds from sales of marketable securities	3,200	13,330
Net Cash Used in Investing Activities	(119,354)	(127,694)
Financing Activities
Repayment of capital leases	(6,373)	(9,657)
Repayment of short-term borrowings	(4,698)	(312)
Payment of debt issuance costs	(543)	—
Proceeds from exercise of stock options	8,987	2,396
Excess tax benefit from share-based compensation	1,057	1,510
Payments of common dividends	(11,255)	(11,165)
Net Cash Used in Financing Activities	(12,825)	(17,228)
Increase in Cash and Cash Equivalents	3,603	16,979
Cash and Cash Equivalents, End of Period	$433,387	$454,989
Supplemental Disclosure
Cash paid for income taxes, net	$3,136	$6,160
Cash paid for interest	$26,516	$27,012
Non-cash Investing and Financing Activities
Revenue equipment acquired through partial non-monetary exchanges	$16,872	$13,658
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CON-WAY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Principal Accounting Policies
Organization
Con-way Inc. and its consolidated subsidiaries (“Con-way”) provide transportation, logistics and supply-chain management services for a wide range of manufacturing, industrial and retail customers. Con-way’s business units operate in regional and transcontinental less-than-truckload and full-truckload freight transportation, contract logistics and supply-chain management, multimodal freight brokerage, and trailer manufacturing. As more fully discussed in Note 3, “Segment Reporting,” for financial reporting purposes, Con-way is divided into three reporting segments: Freight, Logistics and Truckload.
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
Earnings per Share (“EPS”)
Basic EPS is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted EPS is calculated as follows:

(Dollars in thousands except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income	$42,897	$41,800	$56,902	$67,446

Denominator:
Weighted-average common shares outstanding	56,354,017	55,809,358	56,226,038	55,756,540
Stock options and nonvested stock	606,721	630,487	634,057	620,658
	56,960,738	56,439,845	56,860,095	56,377,198

Diluted Earnings per Share:	$0.75	$0.74	$1.00	$1.20

Anti-dilutive securities excluded from the
computation of diluted EPS	1,119,661	1,721,576	1,119,661	1,813,188
New Accounting Standards
In March 2013, the FASB issued ASU 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU, codified in the "Foreign Currency Matters" topic of the FASB Accounting Standards Codification, resolves the differing views in practice about whether the deconsolidation guidance in the "Consolidation" topic of the FASB Accounting Standards Codification impacts the guidance in "Foreign Currency Matters" topic in regard to when to release the cumulative translation adjustment into earnings. Under this ASU, complete or substantially complete liquidation of the foreign entity is required to release the cumulative translation adjustment for transactions occurring within a foreign entity. However, for transactions impacting the parent's investments in a foreign entity, the cumulative translation adjustment should be released into earnings in a manner consistent with the deconsolidation guidance in the "Consolidation" topic. This accounting guidance in ASU 2013-05 will be applied prospectively and will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Con-way does not believe that the standard will have a material effect on its financial statements.
Reclassifications
Certain amounts in the prior-period financial statements have been reclassified to conform to the current-period presentation.
2. Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the gross carrying amounts of goodwill:

(Dollars in thousands)	Logistics	Truckload	Corporate and Eliminations	Total
Balance at December 31, 2011
Goodwill	$55,440	$464,598	$727	$520,765
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)
	7,204	329,785	727	337,716

Change in foreign currency exchange rates	448	—	—	448
Balances at December 31, 2012
Goodwill	55,888	464,598	727	521,213
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)
	7,652	329,785	727	338,164

Change in foreign currency exchange rates	(221)	—	—	(221)
Balances at June 30, 2013
Goodwill	55,667	464,598	727	520,992
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)
	$7,431	$329,785	$727	$337,943
Intangible Assets
Intangible assets are amortized on a straight-line basis over their estimated useful life. In the second quarter and first six months of 2013, amortization expense related to intangible assets was $0.6 million and $1.2 million, respectively, compared to $0.8 million and $1.6 million in the same periods of 2012. Intangible assets consisted of the following:

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$23,088	$13,270	$23,088	$12,091

Estimated amortization expense for the next five years is presented in the following table:

(Dollars in thousands)

Year ending December 31:
Remaining six months of 2013	$1,178
2014	2,356
2015	2,356
2016	2,356
2017	1,572
2018	—
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
In prior periods, the Other reporting segment consisted of the operating results of Con-way's trailer manufacturer and certain corporate activities for which the related income or expense has not been allocated to other reporting segments. Beginning in the first quarter of 2013, the former Other segment was reported as Corporate and Eliminations in order to reconcile the segment results to the consolidated totals. All periods presented reflect this change to the reporting segment structure.
Financial Data
Management evaluates segment performance primarily based on revenue and operating income (loss). Accordingly, investment income, interest expense, and other non-operating items are not reported in segment results. Corporate expenses are generally allocated based on measurable services provided to each segment, or for general corporate expenses, based on segment revenue. Beginning in the first quarter of 2013, defined benefit pension plan costs were no longer allocated from Corporate to the reporting segments. The amount of defined benefit pension cost retained in Corporate and Eliminations was $0.4 million and $1.5 million in the second quarter and first six months of 2013, respectively. For the same periods of 2012, the amount of defined benefit pension cost allocated from Corporate to the three reporting segments was $2.4 million and $4.8 million respectively. Inter-segment revenue and related operating income (loss) have been eliminated to reconcile to consolidated revenue and operating income. Transactions between segments are generally based on negotiated prices.

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues from External Customers
Freight	$881,824	$865,058	$1,698,960	$1,683,699
Logistics	353,528	436,207	732,256	845,008
Truckload	144,490	143,715	282,839	281,472
Corporate and Eliminations	1,528	1,116	3,479	2,078
	$1,381,370	$1,446,096	$2,717,534	$2,812,257
Revenues from Internal Customers
Freight	$10,451	$13,466	$20,851	$25,872
Logistics	16,850	11,822	30,479	22,167
Truckload	17,314	19,205	35,968	38,771
Corporate and Eliminations	16,393	13,520	31,045	26,849
	$61,008	$58,013	$118,343	$113,659
Operating Income (Loss)
Freight	$54,689	$53,429	70,713	87,931
Logistics	6,039	12,688	12,571	24,982
Truckload	10,873	14,619	20,828	25,169
Corporate and Eliminations	4,698	(593)	3,786	(2,249)
	$76,299	$80,143	$107,898	$135,833
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
Financial Assets Measured at Fair Value on a Recurring Basis
The following table summarizes the valuation of financial instruments within the fair-value hierarchy:

	June 30, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents	$380,245	$64,092	$316,153	$—

	December 31, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents	$378,266	$70,488	$307,778	$—
Current marketable securities	3,200	—	3,200	—
Cash equivalents consist of short-term interest-bearing instruments (primarily commercial paper, certificates of deposit and money-market funds) with maturities of three months or less at the date of purchase. Current marketable securities consist of variable-rate demand notes.
Money-market funds reflect their published net asset value and are classified as Level 1 instruments. Commercial paper, certificates of deposit and variable-rate demand notes are generally valued using published interest rates for instruments with similar terms and maturities, and accordingly, are classified as Level 2 instruments. At June 30, 2013, the weighted-average remaining maturity of the cash equivalents was less than one month. Based on their short maturities, the carrying amount of the cash equivalents approximates their fair value.

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
Defined Benefit Pension Plans
As a result of plan amendments in previous years, no additional benefits accrue under these plans and already-accrued benefits will not be adjusted for future increases in compensation. The following table summarizes the components of net periodic benefit expense for Con-way’s domestic defined benefit pension plans:

	Qualified Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Interest cost on benefit obligation	$17,422	$17,582	$35,011	$35,084
Expected return on plan assets	(23,005)	(21,095)	(45,662)	(42,206)
Amortization of actuarial loss	4,486	4,889	9,136	9,716
Amortization of prior-service costs	417	4	835	7
Net periodic benefit expense (income)	$(680)	$1,380	$(680)	$2,601

	Non-Qualified Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Interest cost on benefit obligation	$803	$863	$1,607	$1,719
Amortization of actuarial loss	280	242	559	523
Amortization of prior-service costs	2	—	3	—
Net periodic benefit expense	$1,085	$1,105	$2,169	$2,242
Con-way expects to make contributions of $55.3 million to its Qualified Pension Plans in 2013, including $31.8 million contributed through June 2013. Con-way's estimate of its 2013 contribution is subject to change based on variations in interest rates, asset returns, Pension Protection Act requirements and other factors.
Defined Contribution Retirement Plans
Con-way’s expense for defined contribution retirement plans was $13.9 million and $27.2 million in the second quarter and first six months of 2013, respectively, compared to $12.7 million and $25.6 million in the same periods of 2012.
Postretirement Medical Plan
The following table summarizes the components of net periodic benefit expense for the postretirement medical plan:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Service cost	$313	$417	$742	$840
Interest cost on benefit obligation	848	1,138	1,739	2,159
Amortization of prior-service credit	(263)	(301)	(526)	(603)
Net periodic benefit expense	$898	$1,254	$1,955	$2,396

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Salaries, wages and employee benefits	$5,163	$4,767	$11,194	$9,829
Deferred income tax benefit	(2,010)	(1,853)	(4,357)	(3,818)
Net share-based compensation expense	$3,153	$2,914	$6,837	$6,011
At June 30, 2013 and December 31, 2012, Con-way had recognized accrued liabilities for cash-settled SARs of $5.8 million and $3.6 million, respectively, using a weighted-average fair value per SAR of $15.03 and $7.43, respectively.
7. Income Taxes
Con-way's second-quarter and year-to-date effective tax rates in 2013 were 31.7% and 28.5%, respectively. In the second quarter and first half of 2012, the effective tax rates were 35.4% and 36.4%, respectively. Significant variations in the customary relationship between income tax expense and pretax income were largely due to discrete adjustments. In the second quarter and first half of 2013, the effective tax rates included discrete tax benefits of $3.8 million and $7.2 million, respectively. In the second quarter and first half of 2012, the effective tax rates included discrete tax benefits of $2.3 million and $2.5 million, respectively. In the second quarters of 2013 and 2012, the discrete items primarily related to the expiration of the statute of limitations on uncertain tax positions. The effective tax rate in 2013 also included a first-quarter benefit for the alternative-fuel tax credits for 2012 that were recognized in the first quarter of 2013 because of a retroactive change to tax laws.
Other accounts receivable in the consolidated balance sheets include income tax receivables of $14.5 million and $6.6 million at June 30, 2013 and December 31, 2012, respectively.
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
Menlo Worldwide Logistics Receivable Dispute
Menlo Worldwide Logistics ("Menlo") filed for and received an asset preservation order from the Ningxia High Court in China in April of 2013 in connection with an unpaid accounts receivable balance. The order secures the customer's assets for the equivalent unpaid accounts receivable balance. Following the customer's failure to pay $6.1 million within agreed upon terms, Menlo, in the fourth quarter of 2012, became less confident of its ability to collect the full amount of the outstanding receivable balance. As a result, Menlo recorded an allowance of $2.3 million in the fourth quarter of 2012. In connection with that, Menlo seized coal inventory and the customer provided two shareholders' personal guarantees to Menlo in the event the customer fails to pay any or all the unpaid accounts receivable balance after selling all its assets including the coal inventory. In the second quarter of 2013, new information came to Menlo's attention that caused Menlo to question whether it could continue to recognize any portion of the outstanding receivable balance, including information that raised uncertainty regarding Menlo's ability to realize value from the sale of secured assets of the customer. Accordingly, Menlo reserved for the remaining balance of the receivable in June 2013. Menlo's ability to realize proceeds from the sales of any customer assets will be recognized in future periods when and if they occur.
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
In the first quarter of 2013, Con-way adopted ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU, codified in the “Comprehensive Income” topic of the FASB Accounting Standards Codification, requires additional disclosures about the amounts reclassified out of accumulated other comprehensive income (loss) and the changes in the balances for each component of comprehensive income (loss) included in accumulated other comprehensive income (loss). In 2012, Con-way adopted related “Comprehensive Income” standards by presenting the components of other comprehensive income (loss) in the statements of consolidated comprehensive income (loss), including separate disclosure of reclassification adjustments.

The following is a summary of the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment	Unrealized Loss on Available-for-Sale Security	Employee Benefit Plans	Total
Balances at March 31, 2013	$(855)	$—	$(452,064)	$(452,919)
Other comprehensive loss before reclassifications	(182)	—	—	(182)
Amounts reclassified from accumulated other comprehensive loss	—	—	3,002	3,002
Balances at June 30, 2013	$(1,037)	$—	$(449,062)	$(450,099)

	Foreign Currency Translation Adjustment	Unrealized Loss on Available-for-Sale Security	Employee Benefit Plans	Total
Balances at December 31, 2012	$(1,295)	$—	$(455,166)	$(456,461)
Other comprehensive income before reclassifications	258	—	—	258
Amounts reclassified from accumulated other comprehensive loss	—	—	6,104	6,104
Balances at June 30, 2013	$(1,037)	$—	$(449,062)	$(450,099)

	Foreign Currency Translation Adjustment	Unrealized Loss on Available-for-Sale Security	Employee Benefit Plans	Total
Balances at March 31, 2012	$(1,046)	$(156)	$(433,483)	$(434,685)
Other comprehensive loss before reclassifications	(1,456)	(127)	—	(1,583)
Amounts reclassified from accumulated other comprehensive loss	—	—	2,931	2,931
Balances at June 30, 2012	$(2,502)	$(283)	$(430,552)	$(433,337)

	Foreign Currency Translation Adjustment	Unrealized Loss on Available-for-Sale Security	Employee Benefit Plans	Total
Balances at December 31, 2011	$(1,776)	$(226)	$(436,434)	$(438,436)
Other comprehensive loss before reclassifications	(726)	(57)	—	(783)
Amounts reclassified from accumulated other comprehensive loss	—	—	5,882	5,882
Balances at June 30, 2012	$(2,502)	$(283)	$(430,552)	$(433,337)
See Note 5, “Employee Benefit Plans” for additional information concerning Con-way's employee benefit plans, including amounts reported for net periodic benefit expense.
10. Debt and Other Financing Arrangements
On June 28, 2013, Con-way amended its $325 million revolving credit facility to extend the maturity date from August 2, 2016 to June 28, 2018. The amended facility also includes revised pricing that lowers Con-way's cost of utilizing the facility. The financial covenants and available credit provided to Con-way under the facility are unchanged by the amendment. See Note 6, “Debt and Other Financing Arrangements,” of Item 8, “Financial Statements and Supplementary Data,” in Con-way's 2012

Annual Report on Form 10-K for additional information concerning Con-way's $325 million credit facility and its other debt instruments.
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
In prior periods, the Other reporting segment consisted of the operating results of Con-way's trailer manufacturer and certain corporate activities for which the related income or expense has not been allocated to other reporting segments. Beginning in the first quarter of 2013, the former Other segment was reported as Corporate and Eliminations in order to reconcile the segment results to the consolidated totals. All periods presented reflect this change to the reporting segment structure.
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

(Dollars in thousands except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$1,381,370	$1,446,096	$2,717,534	$2,812,257

Operating expenses	1,305,071	1,365,953	2,609,636	2,676,424
Operating income	76,299	80,143	107,898	135,833
Other non-operating expense	(13,450)	(15,446)	(28,274)	(29,714)
Income before income tax provision	62,849	64,697	79,624	106,119
Income tax provision	19,952	22,897	22,722	38,673
Net income	$42,897	$41,800	$56,902	$67,446

Diluted earnings per share	$0.75	$0.74	$1.00	$1.20
Overview
Con-way's consolidated revenue for the second quarter of 2013 decreased 4.5% from the second quarter of 2012 and, in the first half of 2013, decreased 3.4% from the same prior-year period. The declines in revenue were primarily the result of lower revenue from Logistics due to declines in volumes. Revenue at Truckload in the second quarter and first half of 2013 was essentially flat, reflecting lower volumes and improved revenue per mile. Revenue at Freight increased in the second quarter and first half of 2013 as the result of higher revenue per hundredweight, partially offset by lower volumes.
Con-way's consolidated operating income in the second quarter decreased 4.8% to $76.3 million in 2013 from $80.1 million in the same period of 2012, primarily the result of declines at the Logistics and Truckload reporting segments. In the year-to-date periods, operating income decreased 20.6% to $107.9 million in 2013 from $135.8 million in 2012 with lower income at all three reporting segments.
Non-operating expense in the second quarter of 2013 decreased $2.0 million from the second quarter of 2012 and, in the first half of 2013, decreased $1.4 million from the same prior-year period. Lower non-operating expense includes the effect of variations in foreign exchange gains and losses, and lower fees for letters of credit.
Con-way's second-quarter and year-to-date effective tax rates in 2013 were 31.7% and 28.5%, respectively. In the second quarter and first half of 2012, the effective tax rates were 35.4% and 36.4%, respectively. Both years included discrete tax adjustments that impacted the effective tax rate, as more fully discussed in Note 7, “Income Taxes,” of Item 1, “Financial Statements.”

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
Freight
The following table compares operating results, operating margins, and the percentage change in selected operating statistics of the Freight reporting segment:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue before inter-segment eliminations	$892,275	$878,524	$1,719,811	$1,709,571

Salaries, wages and employee benefits	400,915	396,169	778,660	776,665
Purchased transportation	152,985	148,987	298,899	287,262
Other operating expenses	111,722	111,524	236,038	220,895
Fuel and fuel-related taxes	93,474	95,957	187,318	194,262
Depreciation and amortization	33,469	31,076	65,853	61,048
Purchased labor	8,667	5,123	12,639	9,557
Rents and leases	12,901	12,014	24,663	24,110
Maintenance	23,453	24,245	45,028	47,841
Total operating expenses	837,586	825,095	1,649,098	1,621,640
Operating income	$54,689	$53,429	$70,713	$87,931

Operating margin	6.1%	6.1%	4.1%	5.1%

	2013 vs. 2012		2013 vs. 2012
Selected Operating Statistics
Weight per day	-1.4%		-1.3%
Revenue per hundredweight ("yield")	+2.7%		+3.1%
Shipments per day ("volume")	-1.3%		-1.5%
Weight per shipment	-0.2%		+0.1%
Freight's revenue in the second quarter of 2013 increased 1.6% from the second quarter of 2012 and in the first half of 2013, increased 0.6% from 2012. The second quarter increase in revenue was due to a 2.7% increase in yield, partially offset by a 1.4% decrease in weight per day. The decrease in weight per day reflects a 1.3% decline in shipments per day and a 0.2% decline in weight per shipment. In the first half of 2013, the revenue increase was due to a 3.1% increase in yield, partially offset by one less working day and a 1.3% decrease in weight per day. The decrease in weight per day reflects a 1.5% decline in shipments, partially offset by a 0.1% increase in weight per shipment.
Yield excluding fuel surcharges increased by 3.3% and 3.4%, respectively, in the second quarter and first half of 2013. In the second quarter, Freight's fuel-surcharge revenue decreased to 17.2% of revenue in 2013 from 17.6% in 2012, and in the first half, decreased to 17.5% of revenue in 2013 from 17.6% in 2012. Fuel surcharges are only one part of Con-way Freight's overall rate structure, and the total price that Con-way Freight receives from customers for its services is governed by market forces, as more fully discussed below in Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Fuel.”
Freight's operating income increased 2.4% in the second quarter of 2013 compared to the second quarter of 2012, and in the first half, decreased 19.6% from the prior-year period. The second-quarter increase in operating income reflects the effect of higher revenue and an operating margin that was unchanged from the second quarter of 2012. The first-half decrease in operating income was the result of reduced margins, largely driven by increased operating expenses. Key initiatives under Freight's three-year plan to improve operating results consist of lane-based pricing and line-haul optimization. These initiatives are being implemented over the course of 2013 (the second year of the three-year plan), and the operating results in the second quarter and first half of 2013 reflect progress made under these strategic initiatives.

In the second quarter of 2013, expenses for salaries, wages and employee benefits increased 1.2% from the same period of 2012, due to a 1.7% increase in salaries and wages (excluding variable compensation), and a 2.9% increase in employee benefits, partially offset by a $3.1 million or 23.5% decrease in variable compensation. In the first half of 2013, expenses for salaries, wages and employee benefits increased 0.3% from the same period of 2012 due to a 2.3% increase in salaries and wages (excluding variable compensation), partially offset by a $7.5 million or 36.4% decrease in variable compensation and a 1.3% decrease in employee benefits. Increases in salaries and wages (excluding variable compensation) were largely due to annual salary and wage rate increases. Variable-compensation expense decreased in 2013 based primarily on variations in performance relative to variable-compensation plan targets. The 2.9% increase in employee benefits for the second quarter of 2013 was largely due to higher costs for workers' compensation claims, which increased as the result of an increase in expense per claim, partially offset by fewer claims.
Purchased transportation expense increased 2.7% in the second quarter of 2013 and 4.1% in the first half, primarily due to increased third-party miles.
Other operating expenses increased 0.2% in the second quarter of 2013, reflecting a decline in gains from the sale of property, partially offset by a decline in expenses for vehicular claims. The decrease in vehicular claims expense is primarily due to a decline in cost per claim. Other operating expenses increased 6.9% in the first half of 2013, and included higher expenses for information-technology services (including an early termination fee related to the transition to a new information-technology vendor) and a decline in gains from the sale of property. The 2012 periods included $3.9 million in second-quarter gains from the sale of excess properties.
Expense for fuel and fuel-related taxes decreased 2.6% in the second quarter of 2013 and 3.6% in the first half of 2013, primarily due to lower fuel consumption, the result of decreased miles driven by company drivers and a lower cost per gallon of diesel fuel.
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
Depreciation and amortization expense increased 7.7% in the second quarter of 2013 compared to the second quarter of 2012, and increased 7.9% in the year-to-date period, primarily due to the replacement of older tractors with newer models. Newer models are more costly due in part to the inclusion of more expensive emissions-control and safety technology.

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

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue before inter-segment eliminations	$370,378	$448,029	$762,735	$867,175
Purchased transportation expense	(209,008)	(286,191)	(444,208)	(549,614)
Net revenue	161,370	161,838	318,527	317,561

Salaries, wages and employee benefits	62,140	66,776	127,470	129,798
Other operating expenses	49,928	41,413	93,468	80,128
Fuel and fuel-related taxes	171	206	322	443
Depreciation and amortization	2,261	2,435	4,464	5,063
Purchased labor	22,882	22,057	44,550	44,061
Rents and leases	17,250	15,636	34,413	31,483
Maintenance	699	627	1,269	1,603
Total operating expenses excluding purchased transportation	155,331	149,150	305,956	292,579
Operating income	$6,039	$12,688	$12,571	$24,982

Operating margin on revenue	1.6%	2.8%	1.6%	2.9%
Operating margin on net revenue	3.7%	7.8%	3.9%	7.9%
In the second quarter of 2013, Logistics' revenue decreased 17.3% due to a 24.3% decrease in revenue from transportation-management services, partially offset by a 2.9% increase in revenue from warehouse-management services. In the first half of 2013, Logistics' revenue decreased 12.0% due to a 16.8% decrease in revenue from transportation-management services, partially offset by a 1.2% increase in revenue from warehouse-management services. In 2013, lower revenue from transportation-management services was primarily due to lower volumes, including the effect of changes to a large customer contract and the conclusion of work under other customer contracts. These declines were partially offset by increases from new business.
Logistics' net revenue in the second quarter and first half of 2013 was essentially flat, as purchased transportation expense decreased at a similar rate as revenue from transportation-management services.
In the second quarter, Logistics' operating income decreased 52.4% to $6.0 million in 2013 from $12.7 million in 2012. In the first half, Logistics' operating income decreased 49.7% to $12.6 million in 2013 from $25.0 million in 2012. Lower income was primarily due to increases in other operating expenses, including costs incurred during the start-up phase of certain warehouse-management contracts. Operating income was also adversely affected by the conclusion of work under certain customer contracts and an increase in the provision for uncollectible accounts receivable.
In the second quarter of 2013, expenses for salaries, wages and employee benefits decreased 6.9% from the same period of 2012, primarily due to a $5.4 million decrease in variable compensation, partially offset by a 2.3% increase in salaries and wages (excluding variable compensation). In the first half of 2013, expenses for salaries, wages and employee benefits decreased 1.8% from the same period of 2012, primarily due to a $6.9 million decrease in variable compensation, partially offset by a 4.6% increase in salaries and wages (excluding variable compensation). Variable-compensation expense decreased in 2013 based primarily on variations in performance relative to variable-compensation plan targets. Increases in salaries and wages (excluding variable compensation) were largely due to increased average employee counts as the result of new and expanded warehouse-management business.

Other operating expenses increased 20.6% and 16.6% in the second quarter and first half of 2013, respectively, primarily due to higher costs for information-technology projects and infrastructure, an increase in the provision for uncollectible accounts receivable, and higher expenses for facilities, and warehouse-related packaging materials and supplies. The increase in the provision for uncollectible accounts receivable in 2013 was primarily due to an additional $3.7 million reserve accrued in the second quarter that related to a single international customer, as more fully discussed in Note 8, "Commitments and Contingencies," of Item 1, "Financial Statements." Higher expenses for facilities and other warehouse-related costs were incurred primarily in support of new warehouse-management contracts.
In the second quarter and first half of 2013, expenses for rents and leases increased 10.3% and 9.3%, respectively, primarily due to increases in the number of leased warehouse facilities, including facilities to support customer contracts that were in the start-up phase during the second quarter and first half of 2013.
Truckload
The table below compares operating results, operating margins and the percentage change in selected operating statistics of the Truckload reporting segment. The table summarizes the segment’s revenue before inter-segment eliminations, including freight revenue, fuel-surcharge revenue and other non-freight revenue.

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Freight revenue	$120,875	$120,173	$237,155	$236,426
Fuel-surcharge revenue	35,876	38,016	71,958	74,422
Other revenue	5,053	4,731	9,694	9,395
Revenue before inter-segment eliminations	161,804	162,920	318,807	320,243

Salaries, wages and employee benefits	51,660	53,682	101,615	106,592
Purchased transportation	11,374	9,194	21,258	17,592
Other operating expenses	17,417	15,966	33,339	31,820
Fuel and fuel-related taxes	41,874	44,059	85,259	89,223
Depreciation and amortization	18,774	17,096	37,159	33,691
Purchased labor	285	289	553	566
Rents and leases	386	324	742	648
Maintenance	9,161	7,691	18,054	14,942
Total operating expenses	150,931	148,301	297,979	295,074
Operating income	$10,873	$14,619	$20,828	$25,169

Operating margin on revenue	6.7%	9.0%	6.5%	7.9%
Operating margin on revenue
excluding fuel-surcharge revenue	8.6%	11.7%	8.4%	10.2%

	2013 vs. 2012		2013 vs. 2012
Selected Operating Statistics
Freight revenue per loaded mile	+1.6%		+2.4%
Loaded miles	-1.0%		-2.1%
Truckload's revenue decreased 0.7% in the second quarter of 2013 from the same period of 2012, primarily due to a 5.6% decrease in fuel-surcharge revenue, partially offset by a 0.6% increase in freight revenue. The increase in freight revenue was due to a 1.6% increase in revenue per loaded mile, partially offset by a 1.0% decrease in loaded miles. In the first half of 2013, Truckload's revenue decreased 0.4% from the same prior-year period, primarily due to a 3.3% decrease in fuel-surcharge revenue, partially offset by a 0.3% increase in freight revenue. The increase in freight revenue was due to a 2.4% increase in revenue per loaded mile, partially offset by a 2.1% decrease in loaded miles. Lower fuel-surcharge revenue in the 2013 periods includes the effects of lower diesel fuel prices and the decreases in loaded miles, which were attributable to lower tractor productivity (as measured by miles per tractor) in 2013 when compared to 2012.

Truckload's operating income decreased 25.6% in the second quarter of 2013 compared to the second quarter of 2012, and in the first half, decreased 17.2% from the prior-year period. Lower operating income in 2013 was due to higher operating expense and slightly lower revenue. Higher operating expenses were primarily due to increases in expenses for vehicular claims, depreciation and amortization, and maintenance.
Salaries, wages and employee benefits decreased 3.8% in the second quarter of 2013 compared to the second quarter of 2012, and in the first half, decreased 4.7% from the prior-year period, due primarily to lower expense for employee benefits. Lower expenses for employee benefits reflect declines in costs for workers' compensation claims and employee medical benefits. Expenses for workers' compensation claims decreased primarily due to decreases in expense per claim. Expenses for employee medical benefits decreased primarily due to decreases in the number of claims.
Other operating expenses increased 9.1% and 4.8% in the second quarter and first half of 2013, respectively, primarily due to increased vehicular claims expense. The increases in vehicular claims expense is primarily due to increases in cost per claim.
Purchased transportation expense increased 23.7% and 20.8% in the second quarter and first half of 2013, respectively, due to increased miles driven by the owner-operator fleet.
Expenses for fuel and fuel-related taxes decreased 5.0% and 4.4% in the second quarter and first half of 2013, respectively, primarily due to lower fuel consumption, the result of decreased miles driven by company drivers, and a lower cost per gallon of diesel fuel.
Depreciation and amortization expense increased 9.8% and 10.3% in the second quarter and first half of 2013, respectively, reflecting the higher cost of new tractors. Newer models are more costly due in part to the inclusion of more expensive emissions-control and safety technology.
Maintenance expense increased 19.1% and 20.8% in the second quarter and first half of 2013, respectively. Based on axle specifications, newer models of tractors require tire replacement on an accelerated schedule compared to older models, which resulted in higher maintenance expense in 2013. Increased maintenance expense also included higher repair costs for trailers as the trailer fleet increases in age, and higher costs to maintain newer tractors with more complex emission-control technology.
Corporate and Eliminations
Corporate and Eliminations consists of the operating results of Con-way's trailer manufacturer and certain corporate activities for which the related income or expense has not been allocated to other reporting segments. Beginning in 2013, costs associated with the defined benefit pension plans are included in Corporate and Eliminations as other corporate costs. The amount of defined benefit pension cost retained in Corporate and Eliminations for the three and six months ended June 30, 2013 was $0.4 million and $1.5 million, respectively. In prior periods, these costs are included in the results of the Freight, Logistics and Truckload reporting segments. In 2013, the results for Con-way corporate properties include a $5.6 million second-quarter gain from the sale of a property. The table below summarizes components of Corporate and Eliminations other than inter-segment revenue eliminations:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue before inter-segment eliminations
Trailer manufacturing	$17,921	$14,636	$34,524	$28,927

Operating income (loss)
Trailer manufacturing	$(59)	$(49)	$(29)	$(125)
Reinsurance activities	617	(209)	1,099	(1,428)
Corporate properties	4,639	(331)	4,232	(680)
Other corporate costs	(499)	(4)	(1,516)	(16)
	$4,698	$(593)	$3,786	$(2,249)

Liquidity and Capital Resources
Cash and cash equivalents increased to $433.4 million at June 30, 2013 from $429.8 million at December 31, 2012, as $135.8 million provided by operating activities exceeded $119.4 million used in investing activities and $12.8 million used in financing activities. Cash used in investing activities primarily reflects capital expenditures for the acquisition of revenue equipment. Cash used in financing activities primarily reflects the payment of common dividends and repayment of capital leases and short-term borrowings. Cash provided by operating activities came from net income after adjustment for non-cash items.

(Dollars in thousands)	Six Months Ended June 30,
	2013	2012
Operating Activities
Net income	$56,902	$67,446
Non-cash adjustments (1)	156,232	159,154
Changes in assets and liabilities	(77,352)	(64,699)
Net Cash Provided by Operating Activities	135,782	161,901

Net Cash Used in Investing Activities	(119,354)	(127,694)

Net Cash Used in Financing Activities	(12,825)	(17,228)

Increase in Cash and Cash Equivalents	$3,603	$16,979

(1) “Non-cash adjustments” refer to depreciation, amortization, deferred income taxes, provision for uncollectible accounts, and other non-cash income and expenses.
Operating Activities
The most significant items affecting the comparison of Con-way’s operating cash flows for the periods presented are summarized below:
In the first six months of 2013, net income and non-cash adjustments collectively provided $13.5 million less operating cash flow compared to the same period of 2012. Changes in assets and liabilities used $12.7 million more cash in the first six months of 2013 compared to the same period of 2012. Significant comparative changes include accrued variable compensation and employee benefits.
Accrued variable compensation used $33.9 million in the first six months of 2013, compared to $14.3 million used in the same prior-year period. Variations in performance relative to variable-compensation plan targets resulted in lower variable-compensation expense accruals in the first six months of 2013 when compared to the prior-year period.
Employee benefits used $48.3 million in the first six months of 2013, compared to $20.3 million used in the same prior-year period primarily due to an increase in pension funding contributions. In the first six months of 2013, Con-way contributed $31.8 million to its qualified pension plans, compared to $11.9 million in the first six months of 2012. Con-way expects full-year contributions to its qualified pension plans in 2013 to be at a similar level as 2012 full-year contributions.
Investing Activities
The most significant item affecting the comparison of Con-way’s investing cash flows for the periods presented was the change in capital expenditures. In the first six months, capital expenditures were $129.3 million in 2013, compared to $148.7 million in 2012. Capital expenditures in both periods were primarily for the acquisition of revenue equipment. Con-way's anticipated full-year capital expenditures are discussed below under "Capital Resources and Liquidity Outlook."
Financing Activities
The most significant item affecting the comparison of Con-way's financing cash flows for the periods presented was a $6.6 million increase in proceeds received from the exercise of stock options.

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
Con-way has a $325.0 million unsecured revolving credit facility that matures on June 28, 2018. The revolving facility is available for cash borrowings and issuance of letters of credit. At June 30, 2013, no cash borrowings were outstanding under the credit facility; however, $135.9 million of letters of credit were outstanding, leaving $189.1 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions of borrowing. At June 30, 2013, Con-way was in compliance with the revolving credit facility’s financial covenants and expects to remain in compliance.
Con-way had other uncommitted unsecured credit facilities totaling $63.0 million at June 30, 2013, which are available to support short-term borrowings, letters of credit, bank guarantees and overdraft facilities. At June 30, 2013, $2.3 million of cash borrowings and $15.5 million of other credit commitments were outstanding leaving $45.2 million of available capacity.
See “– Forward-Looking Statements” below and Item 1A, “Risk Factors,” in Con-way's 2012 Annual Report on Form 10-K and Note 10, “Debt and Other Financing Arrangements,” of Item 1, “Financial Statements,” for additional information concerning Con-way's $325 million credit facility.
In 2013, Con-way anticipates capital and software expenditures of approximately $275 million, net of asset dispositions, which compares to $281.3 million in 2012. Con-way’s actual 2013 capital expenditures may differ from the estimated amount depending on factors such as availability and timing of delivery of equipment.
At June 30, 2013, Con-way’s senior unsecured debt was rated as investment grade by Standard and Poor’s (BBB-), Fitch Ratings (BBB-), and Moody’s (Baa3). Standard and Poor's, Fitch Ratings, and Moody's assigned an outlook of “stable.”

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Certain legal proceedings of Con-way are discussed in Note 8, “Commitments and Contingencies,” of Item 1, “Financial Statements.”
ITEM 1A. RISK FACTORS
There are no material changes to the risk factors previously disclosed in Item 1A, “Risk Factors,” of Con-way’s 2012 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Exhibit No.

(4)	Instruments defining the rights of security holders, including indentures:

	4.1	Second Amendment to Credit Agreement dated June 28, 2013 (Exhibit 99.1 to Con-way's Report on Form 8-K filed on July 1, 2013*).

(10)	Material Contracts:

	10.1	Form of Restricted Stock Award Agreement for Non-Employee Directors#.

(31)	Certification of Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File:
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed with the Securities and Exchange Commission and incorporated herein by reference.
# Designates a contract or compensation plan for Management or Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Con-way Inc.
(Registrant)

July 31, 2013	/s/ Stephen L. Bruffett
Stephen L. Bruffett
Executive Vice President and
Chief Financial Officer

