Form 10-Q
period 2013-09-30
Con-way Inc.
filed 2013-10-30
CIK 23675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes ☐    No ☒

The number of shares of common stock, $0.625 par value, outstanding as of September 30, 2013 was 56,890,911.

CON-WAY INC.
FORM 10-Q
Quarter Ended September 30, 2013

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets -
	September 30, 2013 and December 31, 2012	3

	Statements of Consolidated Income -
	Three and Nine Months Ended September 30, 2013 and 2012	5

	Statements of Consolidated Comprehensive Income -
	Three and Nine Months Ended September 30, 2013 and 2012	6

	Statements of Consolidated Cash Flows -
	Nine Months Ended September 30, 2013 and 2012	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 6.	Exhibits	31

Signatures		32

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CON-WAY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
ASSETS	2013	2012
	(Unaudited)
Current Assets
Cash and cash equivalents	$478,120	$429,784
Marketable securities	—	3,200
Trade accounts receivable, net	597,896	567,097
Other accounts receivable	55,659	43,912
Operating supplies, at lower of average cost or market	25,010	23,180
Prepaid expenses and other current assets	42,720	49,681
Deferred income taxes	16,147	34,520
Total Current Assets	1,215,552	1,151,374

Property, Plant and Equipment
Land	194,539	195,737
Buildings and leasehold improvements	851,365	840,966
Revenue equipment	1,800,885	1,746,816
Other equipment	339,997	329,730
	3,186,786	3,113,249
Accumulated depreciation	(1,572,515)	(1,526,648)
Net Property, Plant and Equipment	1,614,271	1,586,601

Other Assets
Deferred charges and other assets	32,572	33,963
Capitalized software, net	19,727	20,365
Employee benefits	11,999	10,951
Intangible assets, net	9,229	10,997
Goodwill	337,866	338,164
	411,393	414,440
Total Assets	$3,241,216	$3,152,415

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CON-WAY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share amounts)
	September 30,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2013	2012
	(Unaudited)
Current Liabilities
Accounts payable	$360,987	$330,665
Accrued liabilities	244,180	253,209
Self-insurance accruals	107,232	100,828
Short-term borrowings	2,047	6,982
Current maturities of capital leases	14,668	16,008
Total Current Liabilities	729,114	707,692

Long-Term Liabilities
Long-term debt	719,120	719,016
Long-term obligations under capital leases	23,693	30,355
Self-insurance accruals	144,484	143,735
Employee benefits	524,852	603,619
Other liabilities and deferred credits	41,009	32,201
Deferred income taxes	114,990	77,412
Total Liabilities	2,297,262	2,314,030

Commitments and Contingencies (Notes 8 and 10)

Shareholders' Equity
Common stock, $0.625 par value; authorized 100,000,000 shares;
issued 64,559,832 and 63,565,453 shares, respectively	40,328	39,701
Additional paid-in capital, common stock	647,639	614,334
Retained earnings	1,031,777	966,939
Cost of repurchased common stock
(7,668,921 and 7,583,471 shares, respectively)	(329,047)	(326,128)
Accumulated other comprehensive loss	(446,743)	(456,461)
Total Shareholders' Equity	943,954	838,385
Total Liabilities and Shareholders' Equity	$3,241,216	$3,152,415

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CON-WAY INC.
STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues	$1,398,021	$1,404,113	$4,115,555	$4,216,370

Costs and Expenses
Salaries, wages and employee benefits	541,373	534,011	1,598,770	1,601,105
Purchased transportation	327,691	384,312	1,005,235	1,152,563
Other operating expenses	162,736	145,660	467,550	420,704
Fuel and fuel-related taxes	133,093	136,011	406,052	420,196
Depreciation and amortization	58,911	55,403	172,074	160,687
Purchased labor	38,750	29,956	100,777	84,999
Rents and leases	33,778	29,654	94,764	86,596
Maintenance	34,014	33,893	94,760	98,474
	1,330,346	1,348,900	3,939,982	4,025,324

Operating Income	67,675	55,213	175,573	191,046

Other Income (Expense)
Investment income	150	204	473	648
Interest expense	(13,395)	(13,667)	(40,559)	(41,199)
Miscellaneous, net	(1,052)	(592)	(2,485)	(3,218)
	(14,297)	(14,055)	(42,571)	(43,769)

Income before Income Tax Provision	53,378	41,158	133,002	147,277
Income Tax Provision	22,821	15,854	45,543	54,527
Net Income	$30,557	$25,304	$87,459	$92,750

Weighted-Average Common Shares Outstanding
Basic	56,714,423	55,906,636	56,390,621	55,806,937
Diluted	57,362,834	56,463,535	57,065,146	56,432,216

Earnings per Common Share
Basic	$0.54	$0.45	$1.55	$1.66
Diluted	$0.53	$0.45	$1.53	$1.64

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CON-WAY INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net Income	$30,557	$25,304	$87,459	$92,750

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	305	674	563	(52)
Unrealized gain on available-for-sale security,
net of deferred tax of $0, $182, $0 and $145, respectively	—	283	—	226
Employee benefit plans
Net actuarial loss included in net periodic benefit expense or income, net of deferred tax of $1,892, $1,988, $5,672 and $5,982, respectively	2,956	3,110	8,871	9,355
Amortization of prior service cost or credit included in net periodic benefit expense or income, net of deferred tax of $61, $116, $184 and $349, respectively	95	(182)	284	(545)
	3,051	2,928	9,155	8,810
Total Other Comprehensive Income	3,356	3,885	9,718	8,984
Comprehensive Income	$33,913	$29,189	$97,177	$101,734

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CON-WAY INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash and Cash Equivalents, Beginning of Period	$429,784	$438,010
Operating Activities
Net income	87,459	92,750
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization, net of accretion	171,426	159,936
Non-cash compensation and employee benefits	27,797	25,299
Increase in deferred income taxes	46,784	57,102
Provision for uncollectible accounts	5,045	3,267
Gain from sales of property and equipment, net	(6,169)	(8,015)
Changes in assets and liabilities:
Receivables	(34,563)	(54,586)
Prepaid expenses	14,334	9,805
Accounts payable	21,044	8,716
Accrued variable compensation	(22,896)	(4,742)
Accrued liabilities, excluding accrued variable compensation
and employee benefits	29,675	25,153
Self-insurance accruals	758	(10,042)
Accrued income taxes	(7,344)	(8,949)
Employee benefits	(78,540)	(55,865)
Other	4,853	(10,126)
Net Cash Provided by Operating Activities	259,663	229,703
Investing Activities
Capital expenditures	(212,549)	(213,217)
Software expenditures	(4,716)	(5,743)
Proceeds from sales of property and equipment	12,239	19,385
Purchases of marketable securities	—	(8,200)
Proceeds from sales of marketable securities	3,200	23,613
Net Cash Used in Investing Activities	(201,826)	(184,162)
Financing Activities
Payment of capital leases	(9,598)	(25,868)
Repayment of short-term borrowings	(4,673)	(3,891)
Payment of debt issuance costs	(543)	—
Proceeds from exercise of stock options	19,757	3,357
Excess tax benefit from share-based compensation	2,486	1,632
Payments of common dividends	(16,930)	(16,760)
Net Cash Used in Financing Activities	(9,501)	(41,530)
Increase in Cash and Cash Equivalents	48,336	4,011
Cash and Cash Equivalents, End of Period	$478,120	$442,021
Supplemental Disclosure
Cash paid for income taxes, net	$3,692	$7,260
Cash paid for interest	$42,349	$43,105
Non-cash Investing and Financing Activities
Revenue equipment acquired through partial non-monetary exchanges	$23,683	$23,974
Revenue equipment acquired through capital lease	$1,596	$—

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
Earnings per Share (“EPS”)
Basic EPS is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted EPS is calculated as follows:

(Dollars in thousands except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income	$30,557	$25,304	$87,459	$92,750

Denominator:
Weighted-average common shares outstanding	56,714,423	55,906,636	56,390,621	55,806,937
Stock options and nonvested stock	648,411	556,899	674,525	625,279
	57,362,834	56,463,535	57,065,146	56,432,216

Diluted Earnings per Share:	$0.53	$0.45	$1.53	$1.64

Anti-dilutive securities excluded from the
computation of diluted EPS	930,616	1,818,992	954,749	1,779,609
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
2. Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the gross carrying amounts of goodwill:

(Dollars in thousands)	Logistics	Truckload	Corporate and Eliminations	Total
Balance at December 31, 2011
Goodwill	$55,440	$464,598	$727	$520,765
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)
	7,204	329,785	727	337,716

Change in foreign currency exchange rates	448	—	—	448
Balances at December 31, 2012
Goodwill	55,888	464,598	727	521,213
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)
	7,652	329,785	727	338,164

Change in foreign currency exchange rates	(298)	—	—	(298)
Balances at September 30, 2013
Goodwill	55,590	464,598	727	520,915
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)
	$7,354	$329,785	$727	$337,866
Intangible Assets
Intangible assets are amortized on a straight-line basis over their estimated useful life. In the third quarter and first nine months of 2013, amortization expense related to intangible assets was $0.6 million and $1.8 million, respectively, compared to $0.8 million and $2.4 million in the same periods of 2012. Intangible assets consisted of the following:

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$23,088	$13,859	$23,088	$12,091

Estimated amortization expense for the next five years is presented in the following table:

(Dollars in thousands)

Year ending December 31:
Remaining three months of 2013	$589
2014	2,356
2015	2,356
2016	2,356
2017	1,572
2018	—
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
In prior periods, the Other reporting segment consisted of the operating results of Con-way's trailer manufacturer and certain corporate activities for which the related income or expense was not allocated to other reporting segments. Beginning in the first quarter of 2013, the former Other segment is reported as Corporate and Eliminations in order to reconcile the segment results to the consolidated totals. All periods presented reflect this change to the reporting segment structure.
Financial Data
Management evaluates segment performance primarily based on revenue and operating income (loss). Accordingly, investment income, interest expense, and other non-operating items are not reported in segment results. Corporate expenses are generally allocated based on measurable services provided to each segment, or for general corporate expenses, based on segment revenue. Beginning in the first quarter of 2013, defined benefit pension plan costs are no longer allocated from Corporate to the reporting segments. The amount of defined benefit pension cost retained in Corporate and Eliminations was $0.7 million and $2.2 million in the third quarter and first nine months of 2013, respectively. For the same periods of 2012, the amount of defined benefit pension cost allocated from Corporate to the three reporting segments was $2.4 million and $7.2 million, respectively. Inter-segment revenue and related operating income (loss) have been eliminated to reconcile to consolidated revenue and operating income. Transactions between segments are generally based on negotiated prices.

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues from External Customers
Freight	$888,508	$846,280	$2,587,468	$2,529,979
Logistics	362,830	415,165	1,095,086	1,260,173
Truckload	144,583	141,592	427,422	423,064
Corporate and Eliminations	2,100	1,076	5,579	3,154
	$1,398,021	$1,404,113	$4,115,555	$4,216,370
Revenues from Internal Customers
Freight	$10,746	$11,996	$31,597	$37,868
Logistics	17,719	12,625	48,198	34,792
Truckload	17,596	18,502	53,564	57,273
Corporate and Eliminations	18,410	14,153	49,455	41,002
	$64,471	$57,276	$182,814	$170,935
Operating Income (Loss)
Freight	$51,570	$34,441	122,283	122,372
Logistics	8,178	10,990	20,749	35,972
Truckload	8,971	11,273	29,799	36,442
Corporate and Eliminations	(1,044)	(1,491)	2,742	(3,740)
	$67,675	$55,213	$175,573	$191,046
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
Financial Assets Measured at Fair Value on a Recurring Basis
The following table summarizes the valuation of financial instruments within the fair-value hierarchy:

	September 30, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents	$418,484	$94,092	$324,392	$—

	December 31, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents	$378,266	$70,488	$307,778	$—
Current marketable securities	3,200	—	3,200	—
Cash equivalents consist of short-term interest-bearing instruments (primarily commercial paper, certificates of deposit and money-market funds) with maturities of three months or less at the date of purchase. Current marketable securities at December 31, 2012 consisted of variable-rate demand notes.
Money-market funds reflect their published net asset value and are classified as Level 1 instruments. Commercial paper, certificates of deposit and variable-rate demand notes are generally valued using published interest rates for instruments with similar terms and maturities, and accordingly, are classified as Level 2 instruments. At September 30, 2013, the weighted-average remaining maturity of the cash equivalents was less than one month. Based on their short maturities, the carrying amount of the cash equivalents approximates their fair value.

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
Defined Benefit Pension Plans
As a result of plan amendments in previous years, no additional benefits accrue under these plans and already-accrued benefits will not be adjusted for future increases in compensation. The following table summarizes the components of net periodic benefit expense for Con-way’s domestic defined benefit pension plans:

	Qualified Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Interest cost on benefit obligation	$17,506	$17,542	$52,517	$52,626
Expected return on plan assets	(22,831)	(21,102)	(68,493)	(63,308)
Amortization of actuarial loss	4,568	4,858	13,704	14,574
Amortization of prior-service costs	418	4	1,253	11
Net periodic benefit expense (income)	$(339)	$1,302	$(1,019)	$3,903

	Non-Qualified Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Interest cost on benefit obligation	$803	$860	$2,410	$2,579
Amortization of actuarial loss	280	240	839	763
Amortization of prior-service costs	1	—	4	—
Net periodic benefit expense	$1,084	$1,100	$3,253	$3,342
Con-way has made $55.3 million in contributions to its Qualified Pension Plans in 2013. Con-way does not anticipate making any further contributions to the plans in 2013.
Defined Contribution Retirement Plans
Con-way’s expense for defined contribution retirement plans was $14.1 million and $41.3 million in the third quarter and first nine months of 2013, respectively, compared to $12.0 million and $37.6 million in the same periods of 2012.
Postretirement Medical Plan
The following table summarizes the components of net periodic benefit expense for the postretirement medical plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Service cost	$370	$419	$1,112	$1,259
Interest cost on benefit obligation	869	1,080	2,608	3,239
Amortization of prior-service credit	(263)	(302)	(789)	(905)
Net periodic benefit expense	$976	$1,197	$2,931	$3,593
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Salaries, wages and employee benefits	$5,505	$1,542	$16,699	$11,371
Deferred income tax benefit	(2,144)	(596)	(6,501)	(4,414)
Net share-based compensation expense	$3,361	$946	$10,198	$6,957
At September 30, 2013 and December 31, 2012, Con-way had recognized accrued liabilities for cash-settled SARs of $5.2 million and $3.6 million, respectively, using a weighted-average fair value per SAR of $17.91 and $7.43, respectively.
7. Income Taxes
Con-way's third-quarter and year-to-date effective tax rates in 2013 were 42.8% and 34.2%, respectively. In the third quarter and first nine months of 2012, the effective tax rates were 38.5% and 37.0%, respectively. The customary relationship between income tax expense and pretax income was affected by discrete adjustments. In the third quarter of 2013, the effective tax rate included a discrete tax charge of $1.0 million. In the first nine months of 2013 and 2012, the effective tax rates included discrete tax benefits of $6.2 million and $2.5 million, respectively, which included second-quarter benefits related to the expiration of the statute of limitations on uncertain tax positions. The effective tax rate in 2013 also included a first-quarter benefit for the alternative-fuel tax credits for 2012 that were recognized in the first quarter of 2013 because of a retroactive change to tax laws. The effective tax rates in the 2013 periods were also adversely affected by foreign income taxes.
Other accounts receivable in the consolidated balance sheets include income tax receivables of $12.8 million and $6.6 million at September 30, 2013 and December 31, 2012, respectively.
8. Commitments and Contingencies
Service Contracts
Con-way has agreements with third-party service providers to provide certain information-technology, administrative and accounting services. The payments under the terms of the agreements are subject to change depending on the quantities and types of services consumed. The contracts also contain provisions that allow Con-way to terminate the contract at any time; however, Con-way would be required to pay additional fees if termination is for causes other than the failure of the service providers to perform.
California Wage and Hour
Con-way is a defendant in several class action lawsuits alleging violations of the state of California's wage and hour laws. Plaintiffs allege that Con-way failed to pay certain drivers for all compensable time and that certain other drivers were not provided with required meal breaks and rest breaks. Plaintiffs seek to recover unspecified monetary damages, penalties, interest and attorneys' fees. The two primary cases are Jorge R. Quezada v. Con-way Inc., dba Con-way Freight, (the "Quezada" case), and Jose Alberto Fonseca Pina, et al, v. Con-way Freight Inc., et al. (the "Pina" case). The Quezada case was initially filed in February 2009 in San Mateo County Superior Court, and was removed to the U.S. District Court of California, Northern District. The Pina case was initially filed in November 2009 in Monterey County Superior Court and was removed to the U.S. District Court of California, Northern District. By agreement of the parties, in March 2010, the Pina case and the Quezada case were deemed related and transferred to the same judge. On April 12, 2012, the Court granted plaintiff's request for class certification in the Pina case as to a limited number of issues. On October 15, 2012, the Court granted plaintiffs' request for class certification in the Quezada case and granted summary judgment as to certain issues. The class certification rulings do not address whether Con-way will ultimately be held liable. In the Quezada case, trial is currently scheduled for April 2014. Con-way continues to challenge the certification of the class, and further contends that plaintiffs' claims are pre-empted by federal law. Con-way has denied any liability with respect to these claims and intends to vigorously defend itself in these cases. There are multiple factors that prevent Con-way from being able to estimate the amount of potential loss, if any, in excess of its accrued liability that may result from this matter, including: (1) Con-way is vigorously defending itself and believes that it has a number of meritorious legal defenses; and (2) at this early stage in the cases, there are unresolved questions of law and fact that could be important to the resolution of these matters. Accordingly, Con-way cannot estimate the amount or range of potential loss, if any, in excess of its accrued liability.

Menlo Worldwide Logistics Receivable Dispute
Menlo Worldwide Logistics ("Menlo") filed for and received an asset preservation order from the Ningxia High Court in China in April of 2013 in connection with an unpaid accounts receivable balance. The order secures the customer's assets for the equivalent unpaid accounts receivable balance. Following the customer's failure to pay $6.1 million within agreed-upon terms, Menlo, in the fourth quarter of 2012, became less confident of its ability to collect the full amount of the outstanding receivable balance. As a result, Menlo recorded an allowance of $2.3 million in the fourth quarter of 2012. In connection with that, Menlo seized coal inventory and the customer provided two shareholders' personal guarantees to Menlo in the event the customer fails to pay any or all the unpaid accounts receivable balance after selling all its assets, including the coal inventory. In the second quarter of 2013, new information came to Menlo's attention that caused Menlo to question whether it could continue to recognize any portion of the outstanding receivable balance, including information that raised uncertainty regarding Menlo's ability to realize value from the sale of secured assets of the customer. Accordingly, Menlo reserved for the remaining balance of the receivable in June 2013. Any proceeds from the sales of any customer assets will be recognized in future periods when and if they occur.
Unclaimed-Property Audits
Con-way is currently being audited by eight states, primarily the State of Delaware, for compliance with unclaimed-property laws. The property subject to review in this audit process generally includes unclaimed securities and unclaimed payments and refunds to employees, vendors and customers. State and federal escheat laws generally require companies to report and remit unclaimed property to the states. Con-way believes it has procedures in place to comply with these laws. The audits of Con-way securities were completed in the third quarter of 2013 with no material findings and the remaining audits will continue into 2014. Given the current stage of the remaining audits, Con-way cannot estimate the amount or range of potential loss, if any.
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

The following is a summary of the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment	Unrealized Loss on Available-for-Sale Security	Employee Benefit Plans	Total
Balances at June 30, 2013	$(1,037)	$—	$(449,062)	$(450,099)
Other comprehensive income before reclassifications	305	—	—	305
Amounts reclassified from accumulated other comprehensive loss	—	—	3,051	3,051
Balances at September 30, 2013	$(732)	$—	$(446,011)	$(446,743)

	Foreign Currency Translation Adjustment	Unrealized Loss on Available-for-Sale Security	Employee Benefit Plans	Total
Balances at December 31, 2012	$(1,295)	$—	$(455,166)	$(456,461)
Other comprehensive income before reclassifications	563	—	—	563
Amounts reclassified from accumulated other comprehensive loss	—	—	9,155	9,155
Balances at September 30, 2013	$(732)	$—	$(446,011)	$(446,743)

	Foreign Currency Translation Adjustment	Unrealized Loss on Available-for-Sale Security	Employee Benefit Plans	Total
Balances at June 30, 2012	$(2,502)	$(283)	$(430,552)	$(433,337)
Other comprehensive income before reclassifications	674	283	—	957
Amounts reclassified from accumulated other comprehensive loss	—	—	2,928	2,928
Balances at September 30, 2012	$(1,828)	$—	$(427,624)	$(429,452)

	Foreign Currency Translation Adjustment	Unrealized Loss on Available-for-Sale Security	Employee Benefit Plans	Total
Balances at December 31, 2011	$(1,776)	$(226)	$(436,434)	$(438,436)
Other comprehensive income (loss) before reclassifications	(52)	226	—	174
Amounts reclassified from accumulated other comprehensive loss	—	—	8,810	8,810
Balances at September 30, 2012	$(1,828)	$—	$(427,624)	$(429,452)
See Note 5, “Employee Benefit Plans” for additional information concerning Con-way's employee benefit plans, including amounts reported for net periodic benefit expense.
10. Debt and Other Financing Arrangements
In the second quarter of 2013, Con-way amended its $325 million revolving credit facility to extend the maturity date from August 2, 2016 to June 28, 2018. The amended facility also includes revised pricing that lowers Con-way's cost of utilizing the facility. The financial covenants and available credit provided to Con-way under the facility are unchanged by the amendment. See Note 6, “Debt and Other Financing Arrangements,” of Item 8, “Financial Statements and Supplementary Data,” in Con-

way's 2012 Annual Report on Form 10-K for additional information concerning Con-way's $325 million credit facility and its other debt instruments.

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
In prior periods, the Other reporting segment consisted of the operating results of Con-way's trailer manufacturer and certain corporate activities for which the related income or expense was not allocated to other reporting segments. Beginning in the first quarter of 2013, the former Other segment is reported as Corporate and Eliminations in order to reconcile the segment results to the consolidated totals. All periods presented reflect this change to the reporting segment structure.
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

(Dollars in thousands except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$1,398,021	$1,404,113	$4,115,555	$4,216,370

Operating expenses	1,330,346	1,348,900	3,939,982	4,025,324
Operating income	67,675	55,213	175,573	191,046
Other income (expense)	(14,297)	(14,055)	(42,571)	(43,769)
Income before income tax provision	53,378	41,158	133,002	147,277
Income tax provision	22,821	15,854	45,543	54,527
Net income	$30,557	$25,304	$87,459	$92,750

Diluted earnings per share	$0.53	$0.45	$1.53	$1.64
Overview
Con-way's consolidated revenue for the third quarter of 2013 decreased 0.4% from the third quarter of 2012 and, in the first nine months of 2013, decreased 2.4% from the same prior-year period. The declines in revenue were the result of lower revenue from Logistics due to declines in transportation-management volumes, partially offset by higher revenues at Freight and Truckload. Revenue at Freight increased in the third quarter and first nine months of 2013 primarily from higher revenue per hundredweight. When compared to the prior-year periods, Freight experienced an increase in weight per day in the third quarter, but lower weight per day in the year-to-date period. Revenue at Truckload in the third quarter and first nine months of 2013 included the effect of improved revenue per mile with higher loaded miles in the third quarter and lower loaded miles in the year-to-date period.
Con-way's consolidated operating income in the third quarter increased 22.6% to $67.7 million in 2013 from $55.2 million in the same period of 2012, as a 49.7% increase in operating income at Freight was partially offset by declines in operating income at Logistics and Truckload. In the year-to-date periods, operating income decreased 8.1% to $175.6 million in 2013 from $191.0 million in 2012 with lower operating income at Logistics and Truckload and essentially flat operating income at Freight.
Non-operating expense in the third quarter of 2013 increased $0.2 million from the third quarter of 2012 and, in the first nine months of 2013, decreased $1.2 million from the same prior-year period. For the year-to-date period, lower non-operating expense included the effect of variations in foreign exchange gains and losses, and lower fees for letters of credit.
Con-way's third-quarter and year-to-date effective tax rates in 2013 were 42.8% and 34.2%, respectively. In the third quarter and first nine months of 2012, the effective tax rates were 38.5% and 37.0%, respectively. Both years included discrete tax adjustments that impacted the effective tax rate, as more fully discussed in Note 7, “Income Taxes,” of Item 1, “Financial Statements.”

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
Freight
The following table compares operating results, operating margins, and the percentage change in selected operating statistics of the Freight reporting segment:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue before inter-segment eliminations	$899,254	$858,276	$2,619,065	$2,567,847

Salaries, wages and employee benefits	397,089	393,509	1,175,749	1,170,174
Purchased transportation	153,325	149,655	452,224	436,917
Other operating expenses	124,199	113,153	360,237	334,048
Fuel and fuel-related taxes	89,161	91,239	276,479	285,501
Depreciation and amortization	34,701	31,576	100,554	92,624
Purchased labor	11,246	6,716	23,885	16,273
Rents and leases	12,576	13,119	37,239	37,229
Maintenance	25,387	24,868	70,415	72,709
Total operating expenses	847,684	823,835	2,496,782	2,445,475
Operating income	$51,570	$34,441	$122,283	$122,372

Operating margin	5.7%	4.0%	4.7%	4.8%

	2013 vs. 2012		2013 vs. 2012
Selected Operating Statistics
Weight per day	+1.0%		-0.6%
Revenue per hundredweight ("yield")	+2.5%		+2.6%
Shipments per day ("volume")	+0.2%		-0.9%
Weight per shipment	+0.9%		+0.4%
Freight's revenue in the third quarter of 2013 increased 4.8% from the third quarter of 2012, and in the first nine months of 2013, increased 2.0% from the same period of 2012. The third-quarter increase in revenue was due to a 2.5% increase in yield and a 1.8% increase in weight (a 1.0% increase in weight per day). The increase in weight per day reflects a 0.9% increase in weight per shipment and a 0.2% increase in shipments per day. In the first nine months of 2013, the revenue increase was due to a 2.6% increase in yield, partially offset by a 0.6% decrease in weight per day. The decrease in weight per day reflects a 0.9% decline in shipments, partially offset by a 0.4% increase in weight per shipment.
Yield excluding fuel surcharges increased by 2.4% and 2.7% in the third quarter and first nine months of 2013, respectively. In the third quarter, Freight's fuel-surcharge revenue was 17.3% of revenue for both years, and in the first nine months, decreased to 17.4% of revenue in 2013 from 17.5% in 2012. Fuel surcharges are only one part of Con-way Freight's overall rate structure, and the total price that Con-way Freight receives from customers for its services is governed by market forces, as more fully discussed below in Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Fuel.”
Freight's operating income increased 49.7% in the third quarter of 2013 compared to the third quarter of 2012, and in the first nine months, decreased 0.1% from the prior-year period. The third-quarter increase in operating income reflects the effect of higher revenue and an improved operating margin. The slight decrease in operating income for the year-to-date period was the result of reduced margins. Key initiatives for 2013 under Freight's three-year plan to improve operating results consist of lane-based pricing and line-haul optimization. These initiatives are being implemented over the course of 2013 (the second year of the three-year plan), and the operating results in the third quarter and first nine months of 2013 reflect progress made under these strategic initiatives.

In the third quarter of 2013, expenses for salaries, wages and employee benefits increased 0.9% from the same period of 2012, due to a 2.4% increase in salaries and wages (excluding variable compensation), and a $4.0 million or 74.9% increase in variable compensation, partially offset by a 5.8% decrease in employee benefits. In the first nine months of 2013, expenses for salaries, wages and employee benefits increased 0.5% from the same period of 2012 due to a 2.3% increase in salaries and wages (excluding variable compensation), mostly offset by a 2.9% decrease in employee benefits and a 13.6% decrease in variable compensation. Increases in salaries and wages (excluding variable compensation) were largely due to annual salary and wage rate increases. Lower expenses for employee benefits resulted primarily from declines in expenses for employee medical claims, which reflected declines in expense per claim and the number of claims. The changes in variable compensation were based primarily on variations in performance relative to variable-compensation plan targets.
Purchased transportation expense increased 2.5% in the third quarter of 2013 and 3.5% in the first nine months, due to increased third-party miles and higher cost per mile.
Other operating expenses increased 9.8% in the third quarter of 2013, due to higher expenses for information-technology services, and increased costs for cargo loss and damage, and vehicular claims. Other operating expenses increased 7.8% in the first nine months of 2013, and included higher expenses for information-technology services (including an early termination fee related to the transition to a new information-technology vendor), increased costs for cargo loss and damage, and higher vehicular claims, and a decline in gains from the sale of property. Increased costs for cargo loss and damage claims resulted from increases in the number of claims and the cost per claim. Higher vehicular claims expense was due to increases in the cost per claim, partially offset by declines in the number of claims. The first nine months of 2012 included $3.9 million in second-quarter gains from the sale of excess properties.
Expense for fuel and fuel-related taxes decreased 2.3% in the third quarter of 2013 and 3.2% in the first nine months of 2013, primarily due to lower fuel consumption, the result of improved miles per gallon and fewer miles driven by company drivers, and a lower cost per gallon of diesel fuel.
The increases in purchased transportation expense and the decreases in fuel expense are related. Both are due in part to a shift toward a higher proportion of miles driven by third-party carriers as opposed to company drivers. The increase in third-party miles is part of Con-way Freight's effort to reduce total line-haul costs by reducing empty miles. The increase in third-party miles was accompanied by decreases in miles driven by company drivers.
Depreciation and amortization expense increased 9.9% in the third quarter of 2013 compared to the third quarter of 2012, and increased 8.6% in the year-to-date period, primarily due to the replacement of older tractors with newer models. Newer models are more costly due in part to the inclusion of more expensive emissions-control and safety technology.
Purchased labor expense increased 67.5% and 46.8% in the third quarter and first nine months of 2013, respectively, as more of this source of labor was used for freight-handling services.

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

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue before inter-segment eliminations	$380,549	$427,790	$1,143,284	$1,294,965
Purchased transportation expense	(207,712)	(268,031)	(651,920)	(817,645)
Net revenue	172,837	159,759	491,364	477,320

Salaries, wages and employee benefits	67,485	64,492	194,955	194,290
Other operating expenses	48,569	42,741	142,037	122,869
Fuel and fuel-related taxes	242	193	564	636
Depreciation and amortization	2,350	2,303	6,814	7,366
Purchased labor	24,985	22,558	69,535	66,619
Rents and leases	20,264	15,872	54,677	47,355
Maintenance	764	610	2,033	2,213
Total operating expenses excluding purchased transportation	164,659	148,769	470,615	441,348
Operating income	$8,178	$10,990	$20,749	$35,972

Operating margin on revenue	2.1%	2.6%	1.8%	2.8%
Operating margin on net revenue	4.7%	6.9%	4.2%	7.5%
In the third quarter of 2013, Logistics' revenue decreased 11.0% due to a 20.0% decrease in revenue from transportation-management services, partially offset by a 13.6% increase in revenue from warehouse-management services. In the first nine months of 2013, Logistics' revenue decreased 11.7% due to a 17.8% decrease in revenue from transportation-management services, partially offset by a 5.2% increase in revenue from warehouse-management services. In 2013, lower revenue from transportation-management services was primarily due to lower volumes, including the effect of a change in the scope of a large customer contract and the conclusion of work under other customer contracts. These declines were partially offset by increases from new business. Growth in revenue from warehouse-management services resulted primarily from new business.
Logistics' net revenue in the third quarter and first nine months of 2013 increased 8.2% and 2.9%, respectively, when compared to the prior-year periods. Growth in net revenue resulted from increases in revenues from warehouse-management services, partially offset by declines in net revenue from transportation-management services. The declines in net revenue from transportation-management services reflect declines in revenue that exceeded the declines in purchased-transportation expense.
In the third quarter, Logistics' operating income decreased 25.6% to $8.2 million in 2013 from $11.0 million in 2012. In the first nine months, Logistics' operating income decreased 42.3% to $20.7 million in 2013 from $36.0 million in 2012. Lower operating income was primarily due to increases in other operating expenses, including costs incurred during the start-up phase of certain warehouse-management contracts, and warehouse-related increases in costs for rents and leases, and purchased labor. Operating income in the year-to-date period was also adversely affected by an increase in the provision for uncollectible accounts receivable in the second quarter of 2013. Additionally, in 2013, Logistics' operating margin on net revenue was adversely affected by an increase in the proportion of net revenue earned from warehouse-management services, which generally have a lower margin on net revenue than transportation-management services.
Salaries, wages and employee benefits increased 4.6% and 0.3% in the third quarter and first nine months of 2013, respectively. In the third quarter and first nine months, salaries and wages (excluding variable compensation) rose 9.9% and 6.4%, respectively, primarily due to increased average employee counts as the result of new and expanded warehouse-management business. Employee benefits increased 6.6% and 3.4% from the same periods of 2012, as increased expenses for various benefits, which partially resulted from higher salaries and wages, were offset in part by declines in expenses for employee medical claims. Lower expenses for employee medical claims were largely due to decreases in expense per claim. Variable-compensation expense decreased $2.5 million and $9.5 million in the third quarter and first nine months of 2013, respectively. In the first nine months of 2013, only $1.7 million of variable-compensation expense was recognized as the result of a low level of performance relative to variable-compensation plan targets.
Other operating expenses increased 13.6% and 15.6% in the third quarter and first nine months of 2013, respectively, primarily due to higher costs for information-technology projects and infrastructure, and higher expenses for facilities, other warehouse-related costs and travel. Higher expenses for facilities, other warehouse-related costs and travel were incurred primarily in support of new warehouse-management contracts. In the year-to-date period, higher other operating expenses included an increase in the provision for uncollectible accounts receivable in 2013 primarily due to an additional $3.7 million reserve accrued in the second quarter that related to a single international customer, as more fully discussed in Note 8, "Commitments and Contingencies," of Item 1, "Financial Statements."
Purchased labor expense increased 10.8% and 4.4% in the third quarter and first nine months of 2013, respectively, primarily due to new warehouse-management contracts.
In the third quarter and first nine months of 2013, expenses for rents and leases increased 27.7% and 15.5%, respectively, primarily due to increases in the number of leased warehouse facilities, including facilities to support customer contracts that were at various stages of start-up during 2013.
Truckload
The table below compares operating results, operating margins and the percentage change in selected operating statistics of the Truckload reporting segment. The table summarizes the segment’s revenue before inter-segment eliminations, including freight revenue, fuel-surcharge revenue and other non-freight revenue.

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Freight revenue	$121,336	$119,409	$358,491	$355,835
Fuel-surcharge revenue	35,985	35,628	107,943	110,050
Other revenue	4,858	5,057	14,552	14,452
Revenue before inter-segment eliminations	162,179	160,094	480,986	480,337

Salaries, wages and employee benefits	51,063	52,604	152,678	159,196
Purchased transportation	12,442	9,463	33,700	27,055
Other operating expenses	16,373	15,477	49,712	47,297
Fuel and fuel-related taxes	43,665	44,458	128,924	133,681
Depreciation and amortization	19,169	17,904	56,328	51,595
Purchased labor	282	273	835	839
Rents and leases	361	310	1,103	958
Maintenance	9,853	8,332	27,907	23,274
Total operating expenses	153,208	148,821	451,187	443,895
Operating income	$8,971	$11,273	$29,799	$36,442

Operating margin on revenue	5.5%	7.0%	6.2%	7.6%
Operating margin on revenue
excluding fuel-surcharge revenue	7.1%	9.1%	8.0%	9.8%

	2013 vs. 2012		2013 vs. 2012
Selected Operating Statistics
Freight revenue per loaded mile	+0.4%		+1.8%
Loaded miles	+1.2%		-1.0%

Truckload's revenue increased 1.3% in the third quarter of 2013 from the same period of 2012, primarily due to a 1.6% increase in freight revenue. The increase in freight revenue was due to a 1.2% increase in loaded miles and a 0.4% increase in revenue per loaded mile. The increase in loaded miles resulted from an increase in the size of the tractor fleet, partially offset by lower tractor productivity (as measured by miles per tractor). In the first nine months of 2013, Truckload's revenue increased 0.1% from the same prior-year period, primarily due to a 0.7% increase in freight revenue, partially offset by a 1.9% decrease in fuel-surcharge revenue. The increase in freight revenue was due to a 1.8% increase in revenue per loaded mile, partially offset by a 1.0% decrease in loaded miles. The decline in loaded miles resulted from lower tractor productivity, partially offset by an increase in the size of the tractor fleet. During 2013, Truckload's tractor fleet grew as a result of an increase in the number of owner-operator units.
Truckload's operating income decreased 20.4% in the third quarter of 2013 compared to the third quarter of 2012, and in the first nine months, decreased 18.2% from the prior-year period. Lower operating income in 2013 was due to higher operating expenses, primarily from increases in depreciation and maintenance.
Salaries, wages and employee benefits decreased 2.9% in the third quarter of 2013 compared to the third quarter of 2012, and in the first nine months, decreased 4.1% from the prior-year period, primarily due to lower expense for employee benefits. Lower expenses for employee benefits reflect declines in costs for employee medical benefits and workers' compensation claims, which benefited from declines in expense per claim.
Purchased transportation expense increased 31.5% and 24.6% in the third quarter and first nine months of 2013, respectively, due to increased miles driven by the owner-operator fleet.
Other operating expenses increased 5.8% and 5.1% in the third quarter and first nine months of 2013, respectively, primarily due to declines in gains from the sale of tractors.
Expenses for fuel and fuel-related taxes decreased 1.8% and 3.6% in the third quarter and first nine months of 2013, respectively, primarily due to lower fuel consumption, the result of decreased miles driven by company drivers, and a lower cost per gallon of diesel fuel.
Depreciation and amortization expense increased 7.1% and 9.2% in the third quarter and first nine months of 2013, respectively, reflecting the higher cost of new tractors. Newer models are more costly due in part to the inclusion of more expensive emissions-control and safety technology.
Maintenance expense increased 18.3% and 19.9% in the third quarter and first nine months of 2013, respectively. Based on axle specifications, newer models of tractors require tire replacement on an accelerated schedule compared to older models, which resulted in higher maintenance expense in 2013. Increased maintenance expense also included higher repair costs for trailers as the trailer fleet increases in age, and higher costs to maintain newer tractors with more complex emission-control technology.
Corporate and Eliminations
Corporate and Eliminations consists of the operating results of Con-way's trailer manufacturer, certain corporate activities for which the related income or expense was not allocated to other reporting segments and eliminations. Beginning in 2013, costs associated with the defined benefit pension plans are included in Corporate and Eliminations as other corporate costs. The amount of defined benefit pension cost retained in Corporate and Eliminations for the three and nine months ended September 30, 2013 was $0.7 million and $2.2 million, respectively. In prior periods, these costs are included in the results of the Freight, Logistics and Truckload reporting segments. In 2013, the results for Con-way corporate properties include a $5.6 million second-quarter gain from the sale of a property. The table below summarizes components of Corporate and Eliminations other than inter-segment revenue eliminations:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue before inter-segment eliminations
Trailer manufacturing	$20,510	$15,229	$55,034	$44,156

Operating income (loss)
Trailer manufacturing	$97	$19	$68	$(106)
Reinsurance activities	103	(1,166)	1,202	(2,594)
Corporate properties	(480)	(319)	3,752	(999)
Other corporate costs	(764)	(25)	(2,280)	(41)
	$(1,044)	$(1,491)	$2,742	$(3,740)

Liquidity and Capital Resources
Cash and cash equivalents increased to $478.1 million at September 30, 2013 from $429.8 million at December 31, 2012, as $259.7 million provided by operating activities exceeded $201.8 million used in investing activities and $9.5 million used in financing activities. Cash provided by operating activities came from net income after adjustment for non-cash items. Cash used in investing activities primarily reflects capital expenditures for the acquisition of revenue equipment. Cash used in financing activities primarily reflects the payment of common dividends and capital-lease obligations, and repayments of short-term borrowings, partially offset by proceeds from the exercise of stock options.

(Dollars in thousands)	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net income	$87,459	$92,750
Non-cash adjustments (1)	244,883	237,589
Changes in assets and liabilities	(72,679)	(100,636)
Net Cash Provided by Operating Activities	259,663	229,703

Net Cash Used in Investing Activities	(201,826)	(184,162)

Net Cash Used in Financing Activities	(9,501)	(41,530)

Increase in Cash and Cash Equivalents	$48,336	$4,011

(1) “Non-cash adjustments” refer to depreciation, amortization, deferred income taxes, provision for uncollectible accounts, and other non-cash income and expenses.
Operating Activities
The most significant items affecting the comparison of Con-way’s operating cash flows for the periods presented are summarized below:
In the first nine months of 2013, net income and non-cash adjustments collectively provided $2.0 million more operating cash flow compared to the same period of 2012. Changes in assets and liabilities used $28.0 million less cash in the first nine months of 2013 compared to the same period of 2012. Significant comparative changes include receivables, accounts payable, accrued variable compensation and employee benefits.
Changes in receivables and accounts payable increased cash provided by operating activities by $32.4 million compared to the first nine months of 2013 to the prior-year period. Variations in receivables and accounts payable were largely due to lower transportation-management volumes at Logistics during 2013.
Accrued variable compensation used $22.9 million in the first nine months of 2013, compared to $4.7 million used in the same prior-year period. Variations in performance relative to variable-compensation plan targets resulted in lower variable-compensation expense accruals in the first nine months of 2013 when compared to the prior-year period.
Employee benefits used $78.5 million in the first nine months of 2013, compared to $55.9 million used in the same prior-year period primarily due to an increase in pension funding contributions. In the first nine months of 2013, Con-way contributed $55.3 million to its qualified pension plans, compared to $43.0 million in the first nine months of 2012. Con-way does not anticipate any additional contributions to its qualified pension plans in 2013.
Investing Activities
The most significant items affecting the comparison of Con-way’s investing cash flows for the periods presented are summarized below:
Investment transactions involving the purchase and sale of marketable securities resulted in net proceeds of $3.2 million in the first nine months of 2013, compared to $15.4 million in prior-year period.
In the first nine months, proceeds from the sale of property and equipment provided cash of $12.2 million in 2013 and $19.4 million in 2012. Higher proceeds in 2012 included the sale of several excess properties.

Financing Activities
The most significant items affecting the comparison of Con-way’s financing cash flows for the periods presented are summarized below:
In the first nine months, repayments of capital leases were $9.6 million in 2013, compared to $25.9 million in 2012. Payments in the first nine months of 2012 included the early payment of certain capital leases previously scheduled to mature in December 2012 and December 2013.
In the first nine months, cash provided by the exercise of stock options increased to $19.8 million in 2013 from $3.4 million in 2012 primarily due to an increase in the market price for Con-way’s common stock.
Contractual Cash Obligations
Con-way’s contractual cash obligations as of December 31, 2012 are summarized in Item 7, “Management’s Discussion and Analysis – Liquidity and Capital Resources – Contractual Cash Obligations,” of Con-way’s 2012 Annual Report on Form 10-K. Except for changes in agreements with third-party service providers of information-technology services, there have been no material changes in Con-way's contractual obligations outside the ordinary course of business. As a result of these changes, the estimated contractual cash obligations for service contracts have increased by approximately $128 million from the $187 million reported in Con-way's 2012 Annual Report on Form 10-K. The increase was due to additional infrastructure functions being outsourced and an extension of the contract term for certain outsourced functions. Payments under the new agreement are expected to be relatively even over the term of the agreement through its expiration in January 2019.
Capital Resources and Liquidity Outlook
Con-way’s capital requirements relate primarily to the acquisition of revenue equipment to support growth and/or replacement of older equipment with newer equipment. In funding these capital expenditures and meeting working-capital requirements, Con-way may utilize various sources of liquidity and capital, including cash and cash equivalents, cash flow from operations, credit facilities, and access to capital markets. Con-way may also manage its liquidity requirements and cash-flow generation by varying the timing and amount of capital expenditures.
Con-way has a $325.0 million unsecured revolving credit facility that matures on June 28, 2018. The revolving facility is available for cash borrowings and issuance of letters of credit. At September 30, 2013, no cash borrowings were outstanding under the credit facility; however, $134.6 million of letters of credit were outstanding, leaving $190.4 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions of borrowing. At September 30, 2013, Con-way was in compliance with the revolving credit facility’s financial covenants and expects to remain in compliance.
Con-way had other uncommitted unsecured credit facilities totaling $62.1 million at September 30, 2013, which are available to support short-term borrowings, letters of credit, bank guarantees and overdraft facilities. At September 30, 2013, Con-way had $44.0 million of available capacity under these facilities.
See “– Forward-Looking Statements” below and Item 1A, “Risk Factors,” in Con-way's 2012 Annual Report on Form 10-K and Note 10, “Debt and Other Financing Arrangements,” of Item 1, “Financial Statements,” for additional information concerning Con-way's $325 million credit facility.
In 2013, Con-way anticipates capital and software expenditures of approximately $275 million, net of asset dispositions, which compares to $281.3 million in 2012. Through the first nine months of 2013, Con-way had $205.0 million of capital and software expenditures, net of asset dispositions. Con-way’s actual 2013 capital expenditures may differ from the estimated amount depending on factors such as availability and timing of delivery of equipment.
At September 30, 2013, Con-way’s senior unsecured debt was rated as investment grade by Standard and Poor’s (BBB-), Fitch Ratings (BBB-), and Moody’s (Baa3). Standard and Poor's, Fitch Ratings, and Moody's assigned an outlook of “stable.”

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

Forward-Looking Statements

Certain statements included herein constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties, and should not be relied upon as predictions of future events. All statements other than statements of historical fact are forward-looking statements, including:

•	any projections of earnings, revenues, weight, yield, volumes, income or other financial or operating items;

•	any statements of the plans, strategies, expectations or objectives of Con-way’s management for future operations or other future items;

•	any statements concerning proposed new products or services;

•	any statements regarding Con-way’s estimated future contributions to pension plans;

•	any statements as to the adequacy of reserves;

•	any statements regarding the outcome of any legal and other claims and proceedings that may be brought by or against Con-way;

•	any statements regarding future economic conditions or performance;

•	any statements regarding strategic acquisitions; and

•	any statements of estimates or belief and any statements or assumptions underlying the foregoing.
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

CON-WAY INC.
(Registrant)

October 30, 2013	By:	/s/ Stephen L. Bruffett
Stephen L. Bruffett
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

