Form 10-K
period 2013-12-31
Con-way Inc.
filed 2014-02-25
CIK 23675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number 1-05046
Con-way Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-1444798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2211 Old Earhart Road, Suite 100, Ann Arbor, MI	48105
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (734) 994-6600
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($0.625 par value)	New York Stock Exchange (NYSE)
Securities Registered Pursuant to Section 12(g) of the Act:
7.25% Senior Notes due 2018
6.70% Senior Debentures due 2034
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒Yes      ☐No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes      ☒No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes      ☐No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes      ☐No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one): Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes     ☒No
The aggregate market value of the shares of common stock held by non-affiliates of the registrant on June 28, 2013 (based upon the closing price of the common stock as of that date on the NYSE) was $1,605,429,045.
The number of shares of common stock, $0.625 par value, outstanding as of January 31, 2014 was 56,924,043.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement related to its annual meeting of shareholders scheduled to be held on May 13, 2014 are incorporated by reference into Part III of this Form 10-K.

Con-way Inc.
FORM 10-K

PART I
ITEM 1. BUSINESS
Overview
Con-way Inc. was incorporated in Delaware in 1958. Con-way Inc. and its subsidiaries (“Con-way” or “the Company”) provide transportation, logistics and supply-chain management services for a wide range of manufacturing, industrial and retail customers. Con-way’s business units operate in regional, inter-regional and transcontinental less-than-truckload and full-truckload freight transportation, contract logistics and supply-chain management, multimodal freight brokerage, and trailer manufacturing.
Reporting Segments
For financial reporting purposes, Con-way is divided into three reporting segments: Freight, Logistics and Truckload. For financial information concerning Con-way’s geographic and reporting-segment operating results, refer to Note 12, “Segment Reporting,” of Item 8, “Financial Statements and Supplementary Data.”
Freight
The Freight segment consists of the operating results of the Con-way Freight business unit. Con-way Freight is a less-than-truckload (“LTL”) motor carrier that utilizes a network of freight service centers to provide day-definite regional, inter-regional and transcontinental less-than-truckload freight services throughout North America.
LTL carriers transport shipments from multiple shippers utilizing a network of freight service centers combined with a fleet of linehaul and pickup-and-delivery tractors and trailers. Freight is picked up from customers and consolidated for shipment at the originating service center. Freight is consolidated for transportation to the destination service centers or other intermediate service centers (referred to as freight assembly centers). At freight assembly centers, freight from various service centers can be reconsolidated for transportation to other freight assembly centers or destination service centers. From the destination service center, the freight is delivered to the customer. Typically, LTL shipments weigh between 100 and 15,000 pounds. In 2013, Con-way Freight’s average weight per shipment was 1,334 pounds.
The LTL trucking environment is highly competitive. Principal competitors of Con-way Freight include regional and national LTL companies, some of which are subsidiaries of global, integrated transportation service providers. Competition is based on freight rates, service, reliability, transit times and scope of operations.
Logistics
The Logistics segment consists of the operating results of the Menlo Worldwide Logistics ("Menlo") business unit. Menlo develops contract-logistics solutions, which can include managing complex distribution networks, and providing supply-chain engineering and consulting, and multimodal freight brokerage services. The term “supply chain” generally refers to a strategically designed process that directs the movement of materials and related information from the acquisition of raw materials to the delivery of products to the end-user.
Menlo's supply-chain management offerings are primarily related to transportation-management and contract-warehousing services. Transportation management refers to the management of asset-based carriers and third-party transportation providers for customers’ inbound and outbound supply-chain needs through the use of logistics-management systems to consolidate, book and track shipments. Contract warehousing refers to the optimization and operation of warehouses for customers using technology and warehouse-management systems to reduce inventory carrying costs and supply-chain cycle times. For several customers, contract-warehousing operations include light assembly or kitting operations. Menlo's ability to link these systems with its customers’ internal enterprise resource-planning systems is intended to provide customers with improved visibility to their supply chains. Compensation from Menlo's customers takes different forms, including cost-plus, transactional, fixed-dollar, performance-based and consulting-fee arrangements.
Menlo provides its services using a customer- or project-based approach when the supply-chain solution requires customer-specific transportation management, single-client warehouses, and/or single-customer technological solutions. However, Menlo also utilizes a shared-resource, process-based approach that leverages a centralized transportation-management group, multi-client warehouses and technology to provide scalable solutions to multiple customers. Additionally, Menlo segments its business based on customer type. These industry-focused groups leverage the capabilities of personnel, systems and solutions throughout the organization to give customers expertise in their respective sectors.

In 2013, Menlo's three largest customers collectively accounted for 33.6% of the revenue and 13.3% of net revenue (revenue less purchased transportation) reported for the Logistics reporting segment. Menlo's largest customer accounted for 3.6% of the consolidated revenue of Con-way in 2013.
There are numerous competitors in the contract-logistics market that include domestic and foreign logistics companies, the logistics arms of integrated transportation companies, and contract manufacturers. However, Menlo primarily competes against a limited number of major competitors that have sufficient resources to provide services under large logistics contracts. Competition for projects is generally based on price and the ability to rapidly implement technology-based transportation and logistics solutions. With an increase in the number of freight brokers and the increasing availability of commercial logistics-management systems, customers’ cost-reduction efforts are often focused on price. In response to this competitive pressure, Menlo seeks to design logistics solutions for customers based on innovative solutions that use a structured continuous-improvement program.
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
General
Employees
At December 31, 2013, Con-way had approximately 29,500 regular full-time employees. The approximate number of regular full-time employees by segment was as follows: Freight, 19,000; Logistics, 6,000; and Truckload, 3,600. In addition to the regular full-time employees at the reporting segments, Con-way had approximately 900 regular full-time employees consisting primarily of executive, technology and administrative positions that support Con-way’s operating subsidiaries.
Con-way’s business units utilize other sources of labor that provide flexibility in responding to varying levels of economic activity and customer demand. In addition to regular full-time employees, Con-way Freight employs part-time employees and non-employee contract labor; Menlo utilizes non-employee contract labor primarily related to its warehouse-management services; and Con-way Truckload contracts with owner-operators to transport shipments.
Cyclicality and Seasonality
Con-way’s operations are affected, in large part, by conditions in the cyclical markets of its customers and in the U.S. and global economies, as more fully discussed in Item 1A, “Risk Factors.”
Con-way’s operating results are also affected by seasonal fluctuations that change demand for transportation services. In the Freight segment, generally the second and third quarters have the highest business levels while the fourth quarter usually has the lowest business levels. In the Truckload segment, the months of August and October typically have the highest business levels while the months of December and February usually have the lowest business levels. The Logistics segment does not generally experience seasonal fluctuations.

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
Hours of service (“HOS”) regulations establish the maximum number of hours that a commercial truck driver may work. The FMCSA issued a new HOS rule in December 2011 that went into effect in July 2013. This rule reduced the number of hours a commercial truck driver may work during his or her work day. The full effects of this rule on various trucking operations are still not completely known and Congress is considering proposals that may alter certain aspects of the HOS rule.
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
Regulatory Certifications
In 2013, Con-way filed the written affirmations and Chief Executive Officer certifications required by Section 303A.12 of the NYSE Listing Manual and Section 302 of the Sarbanes-Oxley Act.
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
Government Regulation
Con-way is subject to various federal, state and local, as well as foreign, laws and regulations that apply to its business activities. These include regulations related to, among other things, driver hours-of-service limitations, labor-organizing activities, cargo-security requirements, anti-corruption and anti-bribery laws, tax laws, employment practices, and environmental matters, including potential limits on carbon emissions under climate-change legislation. The costs of compliance with, liabilities under, or violations of, existing or future laws or regulations could have an adverse effect on Con-way. Con-way is not able to accurately predict how new governmental laws and regulations, or changes to existing laws and regulations, will affect the transportation industry generally, or Con-way in particular. Although government regulation that affects Con-way and its competitors may simply result in higher costs that could be passed to customers with no adverse consequences, there can be no assurance that this would be the case. As a result, Con-way believes that any additional measures that may be required by future laws and regulations or changes to existing laws and regulations could result in additional costs and could have an adverse effect on Con-way.
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
Con-way would be adversely affected by an inability to obtain fuel in the future. Although, historically, Con-way has been able to obtain fuel from various sources and in the desired quantities, there can be no assurance that this would continue to be the case in the future.
Con-way may also be adversely affected by the timing and degree of fluctuations in fuel prices. Currently, Con-way’s business units have fuel-surcharge revenue programs or cost-recovery mechanisms in place with a majority of customers. Con-way Freight and Con-way Truckload maintain fuel-surcharge programs designed to offset or mitigate the adverse effect of rising fuel prices. Menlo has cost-recovery mechanisms incorporated into most of its customer contracts under which it recognizes fuel-surcharge revenue designed to eliminate the adverse effect of rising fuel prices on purchased transportation.
Con-way’s competitors in the LTL and truckload markets also impose fuel surcharges. Although fuel surcharges are generally based on a published national index, there is no industry-standard fuel-surcharge formula. As a result, fuel-surcharge revenue constitutes only part of the overall rate structure. Revenue excluding fuel surcharges (sometimes referred to as base freight rates) represents the collective pricing elements that exclude fuel surcharges. Ultimately, the total amount that Con-way Freight and Con-way Truckload can charge for their services is determined by competitive pricing pressures and market factors.
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

Capital Intensity
Two of Con-way’s primary businesses are capital-intensive. Con-way Freight and Con-way Truckload make significant investments in revenue equipment and Con-way Freight also makes significant investments in freight service centers. The amount and timing of capital investments depend on various factors, including anticipated volume levels, and the price and availability of appropriate-use property for service centers and newly manufactured tractors, which are subject to restrictive Environmental Protection Agency engine-design requirements. If anticipated service-center and/or fleet requirements differ materially from actual usage, Con-way’s capital-intensive business units may have too much or too little capacity. Con-way attempts to mitigate the risk associated with too much or too little revenue equipment capacity by adjusting capital expenditures and by utilizing short-term equipment rentals and sub-contracted operators in order to match capacity with business volumes. Con-way’s investments in revenue equipment and freight service centers depend on its ability to generate cash flow from operations and its access to credit, debt and equity capital markets. A decline in the availability of these funding sources could adversely affect Con-way.
Asset Impairments
Con-way’s assets include significant amounts of goodwill and other long-lived assets. Con-way’s regular reviews of the carrying value of its assets have resulted, from time to time, in significant impairment charges. It is possible that Con-way may be required to recognize additional impairment charges in the future, which could adversely affect Con-way’s results of operations.
Defined Benefit Plans
Con-way maintains defined benefit plans, including funded qualified pension plans, unfunded non-qualified pension plans, and an unfunded postretirement medical plan. A decline in interest rates and/or lower returns on funded plan assets may cause increases in the expense and funding requirements for Con-way’s defined benefit pension plans. Despite past amendments that permanently curtailed benefits under its defined benefit pension plans, Con-way’s defined benefit pension plans remain subject to volatility associated with interest rates, returns on plan assets and funding requirements. In addition to being subject to volatility associated with interest rates, Con-way’s expense and obligation under its postretirement medical plan are also subject to trends in health-care costs. As a result, Con-way is unable to predict the financial-statement effect associated with the defined benefit pension plans and the postretirement medical plan.
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
Con-way expects costs associated with providing benefits under postretirement medical plans and employee medical plans to increase due to health-care reform legislation. Changes made to the design of Con-way’s medical plans have the potential to mitigate some of the cost impact of the provisions included in the legislation. Ultimately, the cost of providing benefits under medical plans is dependent on a variety of factors, including governmental laws and regulations, health-care cost trends, claims experience, and health-care decisions by plan participants. As a result, Con-way is unable to predict how the cost of providing benefits under medical plans will affect its financial condition, results of operations or cash flows.
Customer Concentration and Contract Terms
Menlo is subject to risk related to customer concentration because of the relative importance of its largest customers and the ability of those customers to negotiate aggressive pricing and other customer-favorable contract terms. Many of its competitors in the logistics industry segment are subject to the same risk. Although Menlo strives to broaden and diversify its customer base, a significant portion of its revenue is derived from a relatively small number of large and sophisticated customers, as more fully discussed in Item 1, “Business.” Consequently, a significant loss of business from, or adverse performance by,

Menlo's major customers, may have a material adverse effect on Con-way’s financial condition, results of operations and cash flows. Similarly, the renegotiation of major customer contracts may also have an adverse effect on Con-way.
Menlo is also subject to credit risk associated with its customer concentration. If one or more of its largest customers were to become bankrupt, insolvent or otherwise were unable to pay for services provided, Menlo may incur significant write-offs of accounts receivable or incur lease or asset-impairment charges that may have a material adverse effect on Con-way's financial condition, results of operations or cash flows. Menlo always seeks to reduce risks related to the termination of a customer relationship, for reasons other than the business failure of a customer, by requiring, upon the termination of the contract, that the customer assume any related lease obligations and/or purchase contract-specific assets purchased by Menlo. Its ability to successfully negotiate for those contract terms with any particular customer is, however, dependent upon many factors.
Additionally, Menlo is subject to risk if contract terms and conditions do not adequately cover Menlo's exposure to increased or unexpected expenses. Changes in customers' business needs or operations may result in Menlo incurring expenses it may not be able to completely recover or offset through contractual pricing terms or contract renegotiations. Also, contract terms and conditions may not sufficiently limit Menlo's exposure to claims from customers or third parties. As a result, increased expenses resulting from these exposures could have an adverse effect on Con-way.
Other Factors
In addition to the risks identified above, Con-way’s annual and quarterly operating results may be affected by a number of business, economic, regulatory and competitive factors, including:
•increasing competition and pricing pressure;
•the creditworthiness of Con-way’s customers and their ability to pay for services rendered;

•
any liability resulting from and the costs of defending against litigation and claims related to labor and employment, personal injury, property damage, business practices, environmental liability and other matters;

•	the effect of severe winter weather or other weather-related events;
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
Freight
At December 31, 2013, Con-way Freight operated 300 freight service centers, of which 149 were owned and 151 were leased. The service centers are strategically located to cover the geographic areas served by Con-way Freight and represent physical buildings and real property with dock, office and/or shop space. These facilities do not include meet-and-turn points or zone operations, which generally represent small owned or leased real property with no physical structures. At December 31, 2013, Con-way Freight’s owned service centers accounted for 69% of its door capacity. At December 31, 2013, Con-way Freight owned and operated approximately 9,300 tractors and 24,600 trailers, including tractors held under capital lease agreements. The headquarters for Con-way Freight are located at a leased facility in Ann Arbor, Michigan which is shared with Con-way's executive offices.
Logistics
At December 31, 2013, Menlo operated 86 warehouses in North America, of which 64 were leased by Menlo and 22 were leased or owned by clients of Menlo. Outside of North America, Menlo operated an additional 74 warehouses, of which 56 were leased by Menlo and 18 were leased or owned by clients. Menlo owns and operates a small fleet of tractors and trailers to support its operations, but primarily utilizes third-party transportation providers for the movement of customer shipments. The headquarters for Menlo are located at a leased facility in San Francisco, California.
Truckload
At December 31, 2013, Con-way Truckload operated five owned terminals with bulk fuel, tractor and trailer parking, and in some cases, equipment maintenance and washing facilities. In addition, Con-way Truckload also utilizes various drop yards for temporary trailer storage throughout the United States. At December 31, 2013, Con-way Truckload owned and operated approximately 2,700 tractors and 8,200 trailers. The Con-way Truckload headquarters are located at an owned facility in Joplin, Missouri.
Corporate
Other principal properties include Con-way’s leased executive offices in Ann Arbor, Michigan and its owned shared-services center in Portland, Oregon. Con-way's trailer manufacturing business owns and operates a facility in Searcy, Arkansas.
ITEM 3. LEGAL PROCEEDINGS
Certain legal proceedings of Con-way are discussed in Note 11, “Commitments and Contingencies,” of Item 8, “Financial Statements and Supplementary Data.”
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Executive Officers of Con-way Inc.
The name, age and relevant business experience of Con-way's executive officers as of February 25, 2014, are set forth below.

Name, Age and Positions with the Company	Relevant Business Experience
Douglas W. Stotlar 53, President and Chief Executive Officer
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

Stephen L. Bruffett 50, Executive Vice President and Chief Financial Officer
Served as Con-way's Executive Vice President and Chief Financial Officer since September 2008. Prior to this, from 1998 to 2008, served in various capacities in finance and accounting, operations, investor relations and sales and marketing with YRC Worldwide, including as Chief Financial Officer.

Robert L. Bianco Jr. 49, Executive Vice President of Con-way and President of Menlo Worldwide, LLC
Served as Con-way's Executive Vice President and Menlo Worldwide, LLC's President since June 2005. Prior to this, served as Menlo Logistics' President since 2002. Prior to this, from 1992 to 2002, served in various capacities with Menlo Logistics, including as Vice President of Operations since 1997.

Kevin S. Coel 55, Senior Vice President and Corporate Controller	Served as Con-way's Senior Vice President since April 2009 and Corporate Controller since 2000. Prior to this, from 1990 to 2000, served in various capacities in finance and accounting with Con-way.
Joseph M. Dagnese 53, Executive Vice President of Con-way and President of Con-way Truckload Inc.
Served as Con-way's Executive Vice President and Con-way Truckload Inc.'s President since February 2014. Prior to this, from 1995 to 2014, served in various capacities with Menlo Worldwide Logistics including as Vice President of International since October 2013 and prior to that, as Vice President of Menlo's Automotive and Government Services Group since September 2008.

Stephen K. Krull 49, Executive Vice President, General Counsel and Secretary
Served as Con-way's Executive Vice President, General Counsel and Secretary since April 2011. Prior to this, from 2003 to 2011, served as Senior Vice President, General Counsel and Secretary of Owens Corning. Prior to this, from 1996 to 2003, served in various capacities in legal and corporate communications with Owens Corning.

W. Gregory Lehmkuhl 41, Executive Vice President of Con-way and President of Con-way Freight Inc.
Served as Con-way's Executive Vice President and Con-way Freight Inc.'s President since September 2011. Prior to this, served as Con-way Freight's Executive Vice President of Operations since August 2008. Served previously in various capacities with Menlo Worldwide Logistics, including as Vice President of Menlo's Automotive Industry Group since January 2005.

Leslie P. Lundberg 56, Senior Vice President, Human Resources
Served as Con-way's Senior Vice President, Human Resources since January 2006. Prior to this, served as Executive Director of Compensation, Benefits and Human Resource Information Systems for a division of Sun Microsystems since 2003.

Charles R. Mullett 60, Vice President, Government Relations and Public Affairs
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
See Note 13, “Quarterly Financial Data,” of Item 8, “Financial Statements and Supplementary Data” for the range of common stock prices as reported on the NYSE and for the common stock dividends paid in 2013 and 2012. At January 31, 2014, Con-way had 5,443 common stockholders of record.
Performance Graph
The following performance graph compares Con-way’s five-year cumulative return (assuming an initial investment of $100 and reinvestment of dividends), with the S&P Midcap 400 Index and Dow Jones Transportation Average Index.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDERS RETURN*
Con-way Inc., S&P Micap 400 Index, Dow Jones Transportation Average Index

	Cumulative Total Return
	12/08	12/09	12/10	12/11	12/12	12/13
Con-way Inc.	$100.00	133.05	141.13	114.01	110.21	158.99
S&P Midcap 400	$100.00	137.38	173.98	170.96	201.53	269.04
DJ Transportation Average	$100.00	118.58	150.29	150.30	161.64	228.52

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2014 Dow Jones & Co. All rights reserved.

ITEM 6. SELECTED FINANCIAL DATA
The following table includes selected financial and operating data for Con-way as of and for the five years ended December 31, 2013. This information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data.”
Con-way Inc.
Five-Year Financial Summary

(Dollars in thousands, except per share data)
	2013	2012	2011	2010	2009
Results of Operations
Revenue	$5,473,356	$5,580,247	$5,289,953	$4,952,000	$4,269,239
Operating Income (Loss) [a]	208,953	228,841	207,928	78,170	(25,928)
Income (Loss) Before Income Tax
Provision	154,365	170,954	148,072	16,557	(90,269)
Income Tax Provision [b]	55,212	66,408	59,629	12,572	17,478
Net Income (Loss)	99,153	104,546	88,443	3,985	(107,747)
Net Income (Loss) Applicable to
Common Shareholders	99,153	104,546	88,443	3,985	(110,936)
Per Common Share
Basic Earnings (Loss)
Net Income (Loss) Applicable
to Common Shareholders	1.75	1.87	1.60	0.08	(2.33)
Diluted Earnings (Loss)
Net Income (Loss) Applicable
to Common Shareholders	1.73	1.85	1.58	0.07	(2.33)
Cash Dividends	0.40	0.40	0.40	0.40	0.40
Market Price
High	46.04	38.78	42.38	40.34	48.32
Low	29.12	25.97	20.56	26.15	12.99
Weighted-Average Common Shares
Outstanding
Basic	56,511,563	55,837,574	55,388,297	52,507,320	47,525,862
Diluted	57,240,588	56,485,987	56,101,903	53,169,299	47,525,862
Financial Condition
Cash and cash equivalents	$484,502	$429,784	$438,010	$421,420	$476,575
Total assets	3,279,931	3,152,415	3,100,016	2,943,732	2,896,217
Long-term debt and capital leases	735,340	749,371	770,238	793,950	760,789
Other Data at Year-End
Number of shareholders	5,452	5,803	6,168	6,481	6,745
Approximate number of regular full-time
employees	29,500	29,100	27,800	27,900	27,400

[a]	The comparability of Con-way's consolidated operating income (loss) was affected by the following:

•	Gain of $10.0 million in 2011 at Menlo Worldwide Logistics resulting from a purchase-price adjustment to settle a dispute associated with the 2007 acquisition of Chic Logistics.

•	Charge of $19.2 million in 2010 for the impairment of goodwill and other intangible assets at Menlo Worldwide Logistics.

•	Charge of $134.8 million in 2009 for the impairment of goodwill at Con-way Truckload.

[b]	The comparability of Con-way's income tax provision was affected by the following:

•	2010 reflects a non-deductible goodwill impairment charge at Menlo Worldwide Logistics.

•	2009 reflects a non-deductible goodwill impairment charge at Con-way Truckload.

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
•Overview of Business
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•New Accounting Standards
•Forward-Looking Statements
Overview of Business
Con-way provides transportation, logistics and supply-chain management services for a wide range of manufacturing, industrial and retail customers. Con-way’s business units operate in regional, inter-regional and transcontinental less-than-truckload and full-truckload freight transportation, contract logistics and supply-chain management, multimodal freight brokerage, and trailer manufacturing. For financial reporting purposes, Con-way is divided into three reporting segments: Freight, Logistics and Truckload.
Con-way Freight primarily transports shipments utilizing a network of freight service centers combined with a fleet of company-operated linehaul and pickup-and-delivery tractors and trailers. Menlo Worldwide Logistics ("Menlo") manages the logistics functions of its customers and primarily utilizes third-party transportation providers for the movement of customer shipments. Con-way Truckload primarily transports shipments using a fleet of company-operated tractors and trailers.
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

	Years ended December 31,
(Dollars in thousands, except per share data)	2013	2012	2011
Revenue	$5,473,356	$5,580,247	$5,289,953
Operating expenses
Other costs and expenses	5,264,403	5,351,406	5,092,025
Gain from purchase-price adjustment	—	—	(10,000)
	5,264,403	5,351,406	5,082,025
Operating income	208,953	228,841	207,928
Other income (expense)	(54,588)	(57,887)	(59,856)
Income before income tax provision	154,365	170,954	148,072
Income tax provision	55,212	66,408	59,629
Net income	$99,153	$104,546	$88,443

Diluted earnings per share	$1.73	$1.85	$1.58
Operating margin	3.8%	4.1%	3.9%
Overview
2013 Compared to 2012
Con-way’s consolidated revenue of $5.5 billion in 2013 decreased 1.9% from $5.6 billion in 2012 due to lower revenue from Logistics, partially offset by higher revenue from Freight and Truckload. Lower revenue from Logistics was the result of decreased transportation-management services, partially offset by increased warehouse-management services. Freight's revenue increased due to an increase in yield, partially offset by a decrease in weight per day. Truckload's revenue increased primarily due to improved revenue per mile, partially offset by a decrease in loaded miles.
Con-way’s consolidated operating income decreased to $209.0 million in 2013 from $228.8 million in 2012. The decrease in operating income was due to lower operating income at Logistics and Truckload, partially offset by improved operating income at Freight. Logistics' operating income declined due to higher warehouse-related operating costs for certain warehouse-management contracts. Truckload’s operating income decreased due to higher operating expenses, primarily from increases in depreciation and maintenance.
Other income (expense) in 2013 decreased $3.3 million compared to 2012, reflecting lower interest expense and lower letters-of-credit fees.
Con-way’s effective tax rate in 2013 was 35.8% compared to 38.8% in 2012. The lower effective tax provision in 2013 benefited from $8.2 million in discrete tax benefits, including a $3.3 million benefit in the first quarter to recognize the 2012 alternative-fuel credit. Discrete tax benefits were $0.8 million in 2012. Excluding discrete items, the effective tax rate in 2013 benefited from the 2013 alternative-fuel credit; this credit is not expected to be available in 2014.
2012 Compared to 2011
Con-way’s consolidated revenue of $5.6 billion in 2012 increased 5.5% from $5.3 billion in 2011, reflecting higher revenue from all segments. Higher revenue from Freight and Truckload was primarily the result of increased base freight rates and higher fuel surcharges. Higher revenue from Logistics was due to increased revenue for both transportation-management and warehouse-management services.
Con-way’s operating income increased to $228.8 million in 2012 from $207.9 million in 2011. The increase in operating income was due to improvements at Freight and Truckload, partially offset by reduced operating income at Logistics. Higher operating income at Freight and Truckload was due to increased revenue and improved operating margins. Lower operating income at Logistics was primarily due to a 2011 gain of $10.0 million from a purchase-price adjustment to settle a dispute associated with the acquisition of Chic Logistics.
Other income (expense) in 2012 decreased $2.0 million compared with 2011, largely due to a $1.2 million decrease in other miscellaneous expenses, mostly from letters-of-credit fees. Also, interest expense declined $0.8 million.

Con-way’s effective tax rate in 2012 was 38.8% compared to 40.3% in 2011. Con-way's tax provision in 2012 benefited from discrete tax adjustments, while the effective tax rate in 2011 was adversely affected by discrete tax adjustments. The 2011 income tax provision also included the effect of the $10.0 million gain, for which there was only $1.1 million of related tax. The effective tax rate in 2011 benefited from a fuel-related tax credit that was not available to be recognized in 2012.
Reporting Segment Review
For the discussion and analysis of segment operating results, management utilizes revenue before inter-segment eliminations. Management believes that revenue before inter-segment eliminations, combined with the detailed operating expense information, provides the most meaningful analysis of segment results. Both revenue from external customers and revenue from internal customers are reported in Note 12, “Segment Reporting,” of Item 8, “Financial Statements and Supplementary Data.”
Freight
The following table compares operating results, operating margins and the percentage change in selected operating statistics of the Freight reporting segment:

	Years ended December 31,
(Dollars in thousands)	2013	2012	2011
Revenue before inter-segment eliminations	$3,466,100	$3,392,596	$3,247,107

Salaries, wages and employee benefits	1,572,021	1,551,742	1,493,421
Purchased transportation	594,356	585,489	532,059
Other operating expenses	480,649	445,940	441,891
Fuel and fuel-related taxes	363,026	376,323	386,928
Depreciation and amortization	135,310	124,372	109,875
Purchased labor	33,669	22,704	21,341
Rents and leases	49,477	48,755	47,159
Maintenance	91,545	93,402	94,654
Total operating expenses	3,320,053	3,248,727	3,127,328
Operating income	$146,047	$143,869	$119,779
Operating margin	4.2%	4.2%	3.7%

	2013 vs. 2012	2012 vs. 2011
Selected Operating Statistics
Weight per day	-0.2%	-0.3%
Revenue per hundredweight ("yield")	+2.2%	+4.4%
Shipments per day ("volume")	-0.8%	-1.9%
Weight per shipment	+0.6%	+1.6%
2013 Compared to 2012
Freight’s revenue in 2013 increased 2.2% compared to 2012, due to a 2.2% increase in yield, partially offset by a 0.2% decline in weight per day. The 2.2% increase in yield was largely due to increased base freight rates, while the 0.2% decline in weight per day reflects a 0.8% decline in shipments per day, partially offset by a 0.6% increase in weight per shipment.
Excluding fuel surcharges, yield increased 2.4% in 2013 compared to 2012. Fuel-surcharge revenue decreased to 17.3% of revenue in 2013 from 17.5% in 2012. The fuel surcharge is intended to compensate Con-way Freight for the adverse effects of higher fuel costs and fuel-related increases in purchased transportation. Fuel surcharges are only one part of Con-way Freight’s overall rate structure, and the total price that Con-way Freight receives from customers for its services is governed by market forces, as more fully discussed in Item 1A, “Risk Factors.”
Freight’s operating income increased by $2.2 million in 2013 compared to 2012 primarily due to an increase in yield. In addition, operating results in 2013 reflect progress made under Freight’s lane-based pricing and linehaul optimization initiatives. These initiatives were implemented over the course of 2013; however, the benefits of these initiatives were largely offset by increased costs for cargo, workers’ compensation and vehicular claims.

Expenses for salaries, wages and employee benefits increased 1.3% in 2013 compared to 2012 due to a 2.2% increase in salaries and wages (excluding variable compensation), which was partially offset by a $2.9 million or 9.8% decrease in variable compensation. Benefits expense was relatively flat in 2013 as a decrease in costs for employee medical benefits was offset by an increase in workers' compensation expense. The 2.2% increase in salaries and wages (excluding variable compensation) was largely due to annual salary and wage rate increases. The 9.8% decrease in variable compensation was based primarily on variations in performance relative to variable compensation plan targets. The decrease in costs for employee medical benefits was primarily due to a decrease in the number of claims. The increase in workers' compensation expense was due to an increase in the expense per claim, partially offset by a decrease in the number of claims.
Purchased transportation expense increased 1.5% in 2013 from 2012 due to higher carrier rates and increased third-party miles, as more fully discussed below.
Other operating expenses increased 7.8% in 2013 compared to 2012 due to higher expenses for information-technology services, increased costs for cargo and vehicular claims, and a decline in gains from the sale of property. The increase in information-technology expenses was primarily due to higher costs for information-technology projects (including the initiatives discussed above) and infrastructure. The increase in costs for cargo and vehicular claims resulted from an increase in the cost per claim and the number of claims.
Expenses for fuel and fuel-related taxes decreased 3.5% compared to 2012 primarily due to lower fuel consumption, which reflects improved miles per gallon and fewer miles driven by company drivers, and a lower cost per gallon of diesel fuel. The decline in miles driven by company drivers included the effect of improved linehaul productivity (as measured by average weight per trailer).
The increase in purchased transportation expense and the decrease in fuel expense are related. Both reflect a higher proportion of miles driven by third-party carriers as opposed to company drivers. The increase in third-party miles is part of Con-way Freight's effort to reduce total linehaul costs by reducing empty miles. The increase in third-party miles was more than offset by the decrease in miles driven by company drivers, which resulted largely from improved linehaul productivity.
Depreciation and amortization expense increased 8.8% in 2013 compared to 2012 primarily due to the replacement of older tractors with newer models. Newer models are more costly due in part to the inclusion of more expensive emissions-control and safety technology.
Purchased labor expense increased 48.3% in 2013 compared to 2012 as more of this source of labor was used in freight-handling functions.
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
Expenses for salaries, wages and employee benefits increased 3.9% in 2012 compared to 2011. Salaries and wages (excluding variable compensation) increased 1.9% due to annual pay increases and a new sales bonus program, partially offset by a decline in the number of miles driven by company drivers. Employee benefits expense increased 8.4% primarily due to higher costs for employee medical benefits, and defined contribution and defined benefit retirement plans. Higher costs for employee medical benefits were largely due to an increase in the number of claims. The increase in defined contribution retirement plan expense was mainly due to the restoration of certain benefits previously suspended in March 2009 in response to economic conditions.
Purchased transportation expense increased 10.0% in 2012 due to increased third-party miles and higher carrier rates.
Expenses for fuel and fuel-related taxes decreased 2.7% primarily due to lower fuel consumption, the result of decreased miles driven by company drivers, partly offset by an increase in the cost per gallon of diesel fuel.
Depreciation and amortization expense increased 13.2% in 2012 compared to 2011 primarily due to the replacement of older tractors with newer models. Newer models are more costly due in part to more expensive emissions-control and safety technology.

Logistics
The table below compares operating results and operating margins of the Logistics reporting segment. The table summarizes Logistics’ revenue as well as net revenue (revenue less purchased transportation expense). Transportation-management revenue is attributable to contracts for which Menlo manages the transportation of freight but subcontracts to carriers the actual transportation and delivery of products, which Menlo refers to as purchased transportation. Menlo's management places emphasis on net revenue as a meaningful measure of the relative importance of its principal services since revenue earned on most transportation-management services includes the carriers’ charges to Menlo for transporting the shipments.

	Years ended December 31,
(Dollars in thousands)	2013	2012	2011
Revenue before inter-segment eliminations	$1,540,399	$1,726,200	$1,589,994
Purchased transportation	(858,468)	(1,087,056)	(988,405)
Net revenue	681,931	639,144	601,589

Salaries, wages and employee benefits	265,837	260,863	230,760
Other operating expenses	198,187	167,478	156,334
Fuel and fuel-related taxes	780	850	1,034
Depreciation and amortization	9,647	9,605	10,846
Purchased labor	104,914	88,092	89,824
Rents and leases	76,243	64,508	65,046
Maintenance	2,856	3,132	2,998
Gain from purchase-price adjustment	—	—	(10,000)
Total operating expenses excluding purchased transportation	658,464	594,528	546,842
Operating income	$23,467	$44,616	$54,747
Operating margin on revenue	1.5%	2.6%	3.4%
Operating margin on net revenue	3.4%	7.0%	9.1%
2013 Compared to 2012
In 2013, Logistics’ revenue decreased 10.8% compared to 2012 due to an 18.4% decrease in revenue from transportation-management services, partially offset by a 10.3% increase in revenue from warehouse-management services. In 2013, lower revenue from transportation-management services was primarily due to lower volumes, including the effect of a change in the scope of a large customer contract and the conclusion of work under other customer contracts. These declines were partially offset by increased revenue from warehouse-management services primarily due to new business.
Logistics’ net revenue in 2013 increased 6.7% compared to 2012, as increased warehouse-management services revenue was partially offset by declines in net revenue from transportation-management services.
In 2013, Logistics reported operating income of $23.5 million compared to $44.6 million in 2012. Lower operating income was primarily due to increases in other operating expenses, including costs incurred during the start-up phase of certain warehouse-management contracts, increases in costs for purchased labor, and rents and leases. Lower operating income also reflects a decline in transportation-management margins on net revenue. Additionally, Logistics operating margin on net revenue was adversely affected by an increase in the proportion of net revenue earned from warehouse-management services, which generally have a lower margin on net revenue than transportation-management services.
Salaries, wages and employee benefits increased 1.9% in 2013 compared to 2012 due to increased salaries and wages (excluding variable compensation), and benefits expense, partially offset by decreased variable compensation expense. Salaries and wages (excluding variable compensation expense) increased 7.7% in 2013 due to increased headcount in response to growth from new and existing warehouse-management services customers. Employee benefits expense increased 4.1% in 2013, reflecting increased expenses for various benefits as the result of growth in headcount and increased salaries and wages. Variable-compensation expense decreased $11.6 million or 85.9%, as only $1.9 million of expense was recognized as the result of low performance relative to variable-compensation plan targets.
Other operating expenses increased 18.3% in 2013 compared to 2012 primarily due to higher costs for information-technology projects and infrastructure, and higher expenses for other warehouse-related costs, facilities, and travel. Higher expenses for other warehouse-related costs, facilities, and travel were incurred primarily in support of new warehouse-management contracts. Additionally, increased other operating expenses include an increase in the provision for uncollectible accounts receivable, primarily related to two specific customers.
Purchased labor expense increased 19.1% as additional labor was required to support new business from warehouse-management services, including contracts in the start-up phase.
Expenses for rents and leases increased 18.2% in 2013 compared to 2012 due to increases in the number of leased warehouse facilities, including facilities to support customer contracts that were at various stages of start-up during 2013.
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
Salaries, wages and employee benefits increased 13.0% in 2012. Salaries and wages (excluding variable compensation) rose 14.9% primarily due to increased average employee counts in response to growth from new and existing customers, and salary and wage rate increases. Employee benefits expense increased 14.5% in 2012, primarily due to increased costs for employee medical benefits, payroll taxes and compensated absences. Higher costs for employee medical benefits were largely due to increases in the number of claims. Increased expense for compensated absences and payroll taxes was primarily due to the increase in salaries and wages.
Other operating expenses increased 7.1% in 2012 primarily due to increased costs for information-technology projects and infrastructure, higher expenses for warehouse-related packaging materials and supplies, higher expenses for professional services that support customer operations, and an increase in the provision for uncollectible accounts receivable. The increase in the provision for uncollectible accounts receivable in 2012 was primarily due to a single customer.

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

	Years ended December 31,
(Dollars in thousands)	2013	2012	2011
Freight revenue	$475,439	$470,429	$459,221
Fuel-surcharge revenue	142,037	145,972	138,549
Other revenue	19,334	19,155	17,244
Revenue before inter-segment eliminations	636,810	635,556	615,014

Salaries, wages and employee benefits	203,528	210,515	209,220
Purchased transportation	46,703	36,397	27,650
Other operating expenses	65,904	64,723	61,267
Fuel and fuel-related taxes	169,041	175,635	177,633
Depreciation and amortization	74,450	69,799	70,003
Purchased labor	1,101	1,140	1,160
Rents and leases	1,464	1,242	1,097
Maintenance	35,928	31,184	32,171
Total operating expenses	598,119	590,635	580,201
Operating income	$38,691	$44,921	$34,813
Operating margin on revenue	6.1%	7.1%	5.7%
Operating margin on revenue excluding fuel-surcharge revenue	7.8%	9.2%	7.3%

	2013 vs. 2012	2012 vs. 2011
Selected Operating Statistics
Freight revenue per loaded mile	+1.6%	+2.6%
Loaded miles	-0.5%	-0.2%
2013 Compared to 2012
In 2013, Truckload’s revenue increased 0.2% from 2012, primarily due to a 1.1% increase in freight revenue which was partially offset by a 2.7% decrease in fuel-surcharge revenue. The increase in freight revenue reflects a 1.6% increase in revenue per loaded mile, partially offset by a 0.5% decrease in loaded miles. The decrease in loaded miles resulted from lower tractor productivity, partially offset by an increase in the size of the tractor fleet. During 2013, Truckload's tractor fleet grew as a result of an increase in the number of owner-operator units.
In 2013, Truckload operating income decreased 13.9% compared to 2012 as a result of increased operating expenses, primarily from increases in depreciation and maintenance.
Salaries, wages and employee benefits decreased 3.3% primarily due to lower expense for employee benefits. Lower expenses for employee benefits reflect declines in costs for workers’ compensation claims and employee medical benefits. Workers' compensation claims expense decreased in 2013 due to a decrease in expense per claim, partially offset by an increase in the number of claims. Employee medical decreased in 2013 due to decreases in the number of claims and expense per claim.
Purchased transportation increased 28.3% in 2013 compared to 2012 due to increased miles driven by Truckload's owner-operator fleet, which grew during the period.
Other operating expenses increased 1.8% in 2013 compared to 2012 primarily due to declines in gains from the sale of tractors.
Expenses for fuel and fuel-related taxes decreased 3.8% in 2013 compared to 2012 primarily due to lower fuel consumption from fewer miles driven by company drivers compared to 2012. Additionally, the cost per gallon of diesel fuel decreased during 2013.

Depreciation and amortization expense increased 6.7% in 2013 compared to 2012, reflecting the higher cost of new tractors. Newer models are more costly due in part to more expensive emission-control and safety technology. This was partially offset by the effect of a change in estimated salvage values for certain trailers. As a result of this change, depreciation and amortization expense was relatively consistent in the fourth quarter of 2013 compared to the fourth quarter of 2012. Con-way Truckload’s change in estimated salvage value for trailers is more fully discussed in Note 1, “Principal Accounting Policies,” of Item 8, “Financial Statements and Supplementary Data.”
Maintenance expense increased 15.2% in 2013 compared to 2012. Based on axle specifications, newer models of tractors require more frequent tire replacement than older models, which resulted in higher maintenance expense in 2013. Increased maintenance expense also included higher repair costs for trailers as the trailer fleet increases in age, and higher costs to maintain newer tractors with more complex emission-control technology.
2012 Compared to 2011
In 2012, Truckload’s revenue increased 3.3% from 2011, primarily due to a 2.4% increase in freight revenue and a 5.4% increase in fuel-surcharge revenue. The increase in freight revenue reflects a 2.6% increase in revenue per loaded mile, partially offset by a 0.2% decrease in loaded miles. The higher revenue per loaded mile included the effect of negotiated rate increases. The decrease in loaded miles was primarily due to a decline in the number of tractors operated by two-person teams, which resulted in lower miles per tractor. Higher fuel-surcharge revenue reflects higher fuel prices in 2012 compared to 2011 and an improved fuel-surcharge recovery rate.
In 2012, Truckload earned operating income of $44.9 million compared to $34.8 million in 2011, primarily reflecting the increase in revenue and higher operating margins.
Salaries, wages and employee benefits increased 0.6% in 2012, reflecting an increase in variable-compensation expense, partially offset by decreases in salaries and wages (excluding variable compensation) and employee benefits expense. Variable-compensation expense increased $1.8 million or 79.7% in 2012 based on variations in performance measures relative to variable-compensation plan targets. Salaries and wages (excluding variable compensation) decreased 0.3% primarily due to lower wages as a result of fewer miles driven by company drivers. Employee benefits expense decreased 0.1% in 2012, primarily due to a decrease in costs for workers compensation claims, partially offset by increases for employee medical benefits and defined contribution retirement plans. The decreases in expense for workers' compensation claims were due to decreases in expense per claim and the number of claims. The increases in expense for employee medical benefits were largely due to increases in the number of claims. The increase in expenses for defined contribution retirement plans was mainly due to the restoration of certain benefits in the fourth quarter of 2011.
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
Other operating expenses increased 5.6% in 2012 primarily due to increases for vehicular self-insurance and employee development expenses, partially offset by gains from equipment sales. The increase in expenses for vehicular self-insurance was due to an increase in expense per claim, partially offset by a decline in the number of claims. Higher expenses for employee development relate to increased driver certification and training costs. The increase in gains from equipment sales reflect improved conditions in the used tractor market.

Corporate and Eliminations
Corporate and Eliminations consists of the operating results of Con-way's trailer manufacturer, certain corporate activities for which the related income or expense was not allocated to the reporting segments and inter-segment eliminations. Beginning in 2013, costs associated with the defined benefit pension plans are included in Corporate and Eliminations as other corporate costs. The amount of defined benefit pension cost retained in Corporate and Eliminations for the year ended December 31, 2013 was $4.2 million. In prior periods, these costs are included in the results of the Freight, Logistics and Truckload reporting segments and total $9.6 million in 2012 and $0.4 million in 2011. In 2013 and 2011, the results for Con-way corporate properties include gains of $5.6 million and $5.1 million, respectively from the sales of properties. The table below summarizes components of Corporate and Eliminations other than inter-segment revenue eliminations:

	Years ended December 31,
(Dollars in thousands)	2013	2012	2011
Revenue before inter-segment eliminations
Trailer manufacturing	$78,279	$57,664	$46,685

Operating income (loss)
Trailer manufacturing	$(37)	$(112)	$(123)
Reinsurance activities	1,712	(3,049)	(4,921)
Corporate properties	3,303	(1,363)	3,750
Other corporate costs	(4,230)	(41)	(117)
	$748	$(4,565)	$(1,411)
The results from reinsurance activities primarily relate to Con-way’s participation in a reinsurance pool, as more fully discussed in Note 1, “Principal Accounting Policies,” of Item 8, “Financial Statements and Supplementary Data.”
Liquidity and Capital Resources
Cash and cash equivalents increased to $484.5 million at December 31, 2013 from $429.8 million at December 31, 2012, as $348.0 million provided by operating activities exceeded $271.9 million used in investing activities and $21.3 million used in financing activities. Cash provided by operating activities came from net income after non-cash adjustments, partially offset by changes in assets and liabilities. Cash used in investing activities primarily reflects capital expenditures. Cash used in financing activities primarily reflects the payment of common dividends and capital leases.

	Years ended December 31,
(Dollars in thousands)	2013	2012	2011
Operating Activities
Net income	$99,153	$104,546	$88,443
Non-cash adjustments (1)	326,343	309,182	265,489
Changes in assets and liabilities	(77,512)	(102,317)	(9,222)
Net Cash Provided by Operating Activities	347,984	311,411	344,710
Net Cash Used in Investing Activities	(271,939)	(265,845)	(287,028)
Net Cash Used in Financing Activities	(21,327)	(53,792)	(41,092)
Increase (Decrease) in Cash and Cash Equivalents	$54,718	$(8,226)	$16,590

(1)	“Non-cash adjustments” refer to depreciation, amortization, deferred income taxes, provision for uncollectible accounts, purchase-price adjustments and other non-cash income and expenses.

Operating Activities
The most significant items affecting the comparison of Con-way’s operating cash flows for the periods presented are summarized below:
2013 Compared to 2012
In 2013, net income and non-cash adjustments collectively provided $11.8 million more operating cash flow compared to 2012. Changes in assets and liabilities used $24.8 million less operating cash flows in 2013 when compared to the prior-year period. Significant comparative changes included accounts payable, receivables, accrued variable compensation, employee benefits and self-insurance accruals.
Accounts payable and receivables collectively provided $13.1 million in 2013 compared to $7.7 million used in 2012. Variations in accounts payable and receivables included the effect of lower transportation-management volumes at Logistics during 2013.
Accrued variable compensation used $17.1 million in 2013, compared to $1.2 million provided in 2012. Variations in performance relative to variable-compensation plan targets resulted in lower variable-compensation expense accruals in 2013.
Employee benefits used $82.5 million in 2013, compared to $67.3 million used in 2012 primarily due to lower expense accruals for defined benefit pension and long-term disability plans, and increased funding contributions to the qualified defined benefit pension plans. In 2013, Con-way contributed $55.3 million to its qualified defined benefit pension plans, compared to $51.4 million in 2012.
Accruals for self-insurance used $3.7 million in 2013, compared to $18.7 million used in 2012, due primarily to increases in vehicular and cargo claims liabilities.
2012 Compared to 2011
In 2012, net income and non-cash adjustments collectively increased operating cash flows $59.8 million from 2011. Changes in assets and liabilities decreased operating cash flows by $93.1 million in 2012 when compared to the prior-year period. Significant comparative changes included accrued income taxes, accrued variable compensation and employee benefits.
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
Investing Activities
The most significant items affecting the comparison of Con-way’s investing cash flows for the periods presented are summarized below:
2013 compared to 2012
Cash used by capital expenditures decreased to $281.9 million in 2013 from $293.1 million in 2012 primarily due to increased capital expenditures in 2012 to update Con-way Freight's fleet of tractor equipment. Cash provided from the proceeds of property and equipment decreased to $14.2 million in 2013 from $20.8 million in 2012 primarily due to fewer sales of excess properties in 2013.
Net proceeds from marketable securities declined to $3.2 million in 2013 from $15.4 million in 2012 due to decreased investing activity.

2012 Compared to 2011
In 2012, capital expenditures were $293.1 million, compared with $289.0 million in 2011. Increased capital expenditures in 2012 were primarily due to increased acquisitions of tractor equipment at Con-way Freight. Con-way received sale-related proceeds of $20.8 million in 2012 and $13.2 million in 2011. Proceeds in 2012 were primarily due to the sale of facilities in the Freight segment. Proceeds in 2011 were primarily due to the sale of excess corporate properties and the sale of tractors in connection with the fleet-replacement program at Con-way Truckload.
Investment transactions involving the purchase and sale of marketable securities resulted in $15.4 million of net proceeds in 2012 and $12.6 million of cash used in 2011.
Financing Activities
The most significant items affecting the comparison of Con-way’s financing cash flows for the periods presented are summarized below:
2013 compared to 2012
Cash provided by the exercise of stock options increased to $20.8 million in 2013, compared to $3.6 million in 2012 primarily due to an increase in the market price for Con-way’s common stock.
Con-way used $16.1 million in 2013 for the payment of capital leases, compared to $29.0 million used in 2012. Payments in 2012 included the early payment of certain capital leases scheduled to mature in December 2013.
2012 compared to 2011
Con-way used $29.0 million in 2012 for the repayment of debt obligations, compared to $19.8 million used in 2011. Payments in 2012 included the early payment of certain capital leases previously scheduled to mature in December 2012 and December 2013.
Contractual Cash Obligations
The table below summarizes contractual cash obligations for Con-way as of December 31, 2013. Some of the amounts in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, and other factors. Because of these estimates and assumptions, the actual future payments may vary from those reflected in the table. Certain long-term liabilities, including self-insurance accruals, and other liabilities and deferred credits, are reported in Con-way’s consolidated balance sheets but not reflected in the table below due to the absence of stated due dates.

(Dollars in thousands)	Total	Payments Due by Period
		2014	2015-2016	2017-2018	2019 & Thereafter
Long-term debt	$1,276,294	$50,927	$102,398	$511,419	$611,550
Capital leases	38,065	21,063	14,186	2,504	312
Operating leases	299,111	94,438	113,854	49,116	41,703
Service contracts	301,005	76,959	136,909	70,350	16,787
Employee benefit plans	102,067	9,606	19,563	20,746	52,152
Total	$2,016,542	$252,993	$386,910	$654,135	$722,504
As presented above, contractual obligations on long-term debt and capital leases represent principal and interest payments.
Contractual obligations for operating leases represent the payments under the lease arrangements and are not included in Con-way’s consolidated balance sheets.
Con-way has agreements with third-party service providers who provide certain information-technology, administrative and accounting services. The payments under the terms of the agreements are subject to change depending on the quantities and types of services consumed. As presented above, the payments reflect amounts based on projections of services expected to be consumed. The contracts also contain provisions that allow Con-way to terminate the contract at any time; however, Con-way would be required to pay fees if termination is for causes other than the failure of the service providers to perform.
The employee benefit plan-related cash obligations in the table represent estimated payments under Con-way’s non-qualified defined benefit pension plans and postretirement medical plan through December 31, 2023. Expected benefit payments for

Con-way’s qualified defined benefit pension plans are not included in the table, as these benefits will be satisfied by the use of plan assets. Con-way estimates that it will make $59 million of contributions to its qualified defined benefit pension plans in 2014; however, the contribution amount could change based on variations in interest rates, asset returns, Pension Protection Act ("PPA") requirements and other factors.
Letters of credit outstanding under Con-way’s credit facilities, as described below under “Capital Resources and Liquidity Outlook,” are generally required as collateral to support self-insurance programs and do not represent additional liabilities as the underlying self-insurance accruals are already included in Con-way’s consolidated balance sheets.
For further discussion, see Note 5, “Debt and Other Financing Arrangements,” Note 6, “Leases,” Note 7, “Income Taxes,” and Note 9, “Employee Benefit Plans,” of Item 8, “Financial Statements and Supplementary Data.”
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
As more fully discussed in Note 5, “Debt and Other Financing Arrangements,” of Item 8, “Financial Statements and Supplementary Data,” Con-way has a $325 million unsecured revolving credit facility. At December 31, 2013, no cash borrowings were outstanding under the credit facility; however, $109.3 million of letters of credit were outstanding, leaving $215.7 million of available capacity for additional letters of credit or cash borrowings. At December 31, 2013, Con-way was in compliance with the revolving credit facility's financial covenants and expects to remain in compliance.
Con-way had other uncommitted unsecured credit facilities totaling $67.8 million at December 31, 2013, which are available to support short-term borrowings, letters of credit, bank guarantees and overdraft facilities. At December 31, 2013, $1.6 million of cash borrowings and $29.9 million of other credit commitments were outstanding leaving $36.3 million of available capacity.
In 2014, Con-way anticipates capital and software expenditures of approximately $285 million, net of asset dispositions, primarily for the acquisition of tractor equipment. Con-way’s actual 2014 capital expenditures may differ from the estimated amount depending on factors such as availability and timing of delivery of equipment.
At December 31, 2013, Con-way’s senior unsecured debt was rated as investment grade by Standard and Poor’s (BBB-), Fitch Ratings (BBB-), and Moody’s (Baa3). Standard and Poor's, Fitch Ratings, and Moody’s assigned an outlook of “stable.”
Con-way believes that its working-capital requirements and capital-expenditure plans in 2014 will be adequately met with various sources of liquidity and capital, including Con-way’s cash and cash equivalents, cash flow from operations, credit facilities and access to capital markets.
As detailed in Note 7, “Income Taxes,” of Item 8, “Financial Statements and Supplementary Data,” the cumulative undistributed earnings of Con-way’s foreign subsidiaries were $29.9 million at December 31, 2013, which if remitted, are subject to withholding and U.S. taxes. Of Con-way’s $484.5 million in cash and cash equivalents at December 31, 2013, $52.8 million was related to its foreign subsidiaries. Con-way currently does not expect to rely on these foreign cash and cash-equivalent balances as a source of liquidity or capital to fund its domestic operations.

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
Discount Rate
In determining the appropriate discount rate, Con-way is assisted by actuaries who utilize a yield-curve model based on a universe of high-grade corporate bonds (rated Aa or better by Moody's rating service). The model determines a single equivalent discount rate by applying the yield curve to Con-way's expected future benefit payments. The discount rate used in determining net periodic benefit expense (income) for the periods presented and for 2014 are as follows:

	2014	2013	2012	2011
Discount rate on plan obligations	5.05%	4.25%	4.65%	5.55%
Rate of Return on Plan Assets
For its qualified defined benefit pension plans, Con-way sets the expected return on plan assets using current market expectations and historical returns. The expected return on plan assets is based on estimates of long-term expected returns and considers the plans' anticipated asset allocation over the course of the next year. The expected return includes the effect of actively managing the plan assets, and is net of fees and expenses. The plan assets are managed pursuant to a long-term allocation strategy that seeks to mitigate the plans’ funded status volatility by increasing the plans’ investment in fixed-income investments over time. This strategy was developed by analyzing a variety of diversified asset-class combinations in conjunction with the projected liabilities of the plans. As a result of the higher concentration in fixed-income securities, the expected return on plan assets has declined over time as follows:

	2014	2013	2012	2011
Expected long-term rate of return on plan assets	6.53%	7.10%	7.65%	8.00%
Significant assumption sensitivity
The increase in the discount rate from 4.25% at December 31, 2012 to 5.05% at December 31, 2013 resulted in a $185.1 million decrease in the benefit obligation for Con-way's defined benefit pension plans. The sensitivity analysis below shows the effect on net periodic benefit expense (income) and the projected benefit obligation from a 25 basis point change in the assumed discount rate:

(Dollars in thousands)	25 Basis Point Increase	25 Basis Point Decrease
Discount rate
Effect on 2013 net periodic benefit expense (income)	$(983)	$947
Effect on December 31, 2013 projected benefit obligation	(53,610)	56,559
The funded status of Con-way’s defined benefit pension plans is less sensitive to a 25 basis point change in the assumed discount rate, given that the fixed-income investments held by some of these plans would also experience a corresponding change in value.
For the year ended December 31, 2013, Con-way's expected return on plan assets was $91.3 million compared to the actual return on plan assets of $152.0 million. The sensitivity analysis below shows the effect on net periodic benefit expense (income) from a 25 basis point change in the expected return on plan assets:

(Dollars in thousands)	25 Basis Point Increase	25 Basis Point Decrease
Expected return on plan assets
Effect on 2013 net periodic benefit expense (income)	$(3,215)	$3,215
Actuarial gains and losses
Changes in the discount rate and/or differences between the expected and actual rate of return on plan assets may result in unrecognized actuarial gains or losses. For Con-way’s defined benefit pension plans, accumulated unrecognized actuarial losses decreased to $441.2 million at December 31, 2013 from $704.2 million at December 31, 2012. The portion of the unrecognized actuarial gain/loss that exceeds 10% of the greater of the projected benefit obligation or the fair value of plan assets at the beginning of the year is amortized and recognized as income/expense over the estimated average remaining life expectancy of plan participants.
Effect on operating results
The effect of the defined benefit pension plans on Con-way’s operating results consist primarily of the net effect of the interest cost on plan obligations for the qualified and non-qualified defined benefit pension plans, the expected return on plan assets for the funded qualified defined benefit pension plans and the amortization of gains or losses. Con-way estimates that the defined benefit pension plans will result in annual income of $2.0 million in 2014. For its defined benefit pension plans, Con-way recognized annual expense of $4.2 million in 2013, $9.6 million in 2012 and $0.4 million in 2011.
Funding
In determining the amount and timing of its pension contributions, Con-way considers its cash position, both the PPA- and GAAP-based measurements of funded status, and the tax deductibility of contributions, among other factors. Con-way made contributions of $55.3 million and $51.4 million to its qualified defined benefit pension plans in 2013 and 2012, respectively. Con-way estimates that it will make $59 million of contributions to its qualified defined benefit pension plans in 2014. The level of Con-way’s annual contributions to its qualified pension plans is subject to change based on variations in interest rates, asset returns, PPA requirements and other factors.
Goodwill
Goodwill is recorded as the excess of the acquired entity’s purchase price over the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed. Con-way tests for impairment of goodwill annually (with a measurement date of November 30) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Each quarter, Con-way considers events that may trigger an impairment of goodwill, including such factors as changes in the total company market value compared to underlying book value, and significant adverse changes that may impact reporting segments or underlying reporting units. A reporting unit for goodwill impairment purposes may be a component of a reporting segment that independently generates revenue and has discrete financial information that is regularly reviewed by management.

Con-way considers multiple valuation methods to determine the fair value of a reporting unit. These methods include the use of public-company multiples, precedent transactions and discounted cash flow models, and may vary depending on the availability of information. In any of the valuation methods, assumptions used to determine the fair value of reporting units may significantly impact the result. The key assumptions used in discounted cash flow models are cash flow projections involving forecasted revenue and expenses, capital expenditures, working capital changes, and the discount rate and the terminal growth rate applied to projected cash flows. Cash flow projections are developed from Con-way’s annual planning process. The discount rate equals the estimated weighted-average cost of capital of the reporting unit from a market-participant perspective. Terminal growth rates are based on inflation assumptions adjusted for factors that may impact future growth such as industry-specific expectations. These estimates and assumptions may be incomplete or inaccurate because of unanticipated events and circumstances. As a result, changes in assumptions and estimates related to goodwill could have a material effect on Con-way’s valuation result, and accordingly, its financial condition or results of operations.
Con-way Truckload had $329.8 million of goodwill at December 31, 2013. For the valuation of Con-way Truckload, Con-way applied three methods: public-company multiples, discounted cash flow, and precedent transaction models. In the assessment of Con-way Truckload’s goodwill, the fair value of the reporting unit exceeded its carrying value by 13% or approximately $78 million. A 100 basis point change in the assumed discount rate would result in a $16 million change in fair value. A 10% change in estimated operating income for each of the next five years would result in a $22 million change in fair value. Changes in forecasted operating results and other assumptions could materially affect the estimated fair value of Con-way Truckload and may result in impairment charges in the future.
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
The depreciation of property, plant and equipment over their estimated useful lives and the determination of any salvage values require management to make judgments about future events. Con-way periodically evaluates whether changes to estimated useful lives or salvage values are necessary to ensure these estimates accurately reflect the economic use of the assets. Con-way’s periodic evaluation may result in changes in the estimated lives and/or salvage values used to depreciate its assets, which can affect the amount of periodic depreciation expense recognized and, ultimately, the gain or loss on the disposal of the asset. In response to recent conditions in the used-trailer market, Con-way Truckload increased the estimated salvage values for certain of its trailers in the fourth quarter of 2013. This change decreased depreciation expense by $1.3 million in 2013 and is expected to decrease 2014 depreciation expense by $7.3 million.
Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets that are to be held and used, an impairment charge is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than the carrying value. If impairment exists, a charge is recognized for the difference between the carrying value and the fair value. Fair values are determined using quoted market values, discounted cash flows or external appraisals, as applicable. Assets held for disposal are carried at the lower of carrying value or estimated net realizable value.
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

Revenue Recognition
Con-way Freight recognizes revenue between reporting periods based on relative transit time in each period and recognizes expense as incurred. Con-way Truckload recognizes revenue and related direct costs when the shipment is delivered. Menlo recognizes revenue based on the service outputs provided to the customer.
Critical revenue-related policies and estimates for Con-way Freight and Con-way Truckload include those related to revenue adjustments and uncollectible accounts receivable. Critical revenue-related policies and estimates for Menlo include those related to uncollectible accounts receivable, measuring the service outputs provided to customers, and gross- or net-basis revenue recognition. Con-way believes that its revenue recognition policies are appropriate and that its use of revenue-related estimates and judgments provide a reasonable approximation of the actual revenue earned.
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
Menlo, based on the size and nature of its client base, performs a periodic evaluation of its customers’ creditworthiness and accounts receivable portfolio and recognizes expense from uncollectible accounts when losses are both probable and reasonably estimable.
Service outputs
For certain customer contracts, Menlo makes estimates when measuring the service outputs provided to the customer, including services provided under performance-based incentive arrangements. The contingent portion of the revenue in these performance-based incentive arrangements is not considered fixed or determinable until the performance criteria have been met.
Gross or net-basis revenue recognition
Determining whether revenue should be reported on a gross or net basis is based on an assessment of whether Menlo is acting as the principal or the agent in the transaction and involves judgment based on the terms of the arrangement.
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
The measurement and classification of self-insured costs requires the consideration of historical cost experience, demographic and severity factors, and judgments about the current and expected levels of cost per claim and retention levels. These methods provide estimates of undiscounted liability associated with claims incurred as of the balance sheet date, including estimates of claims incurred but not reported. Con-way believes its actuarial methods are appropriate for measuring these highly judgmental self-insurance accruals. However, based on the magnitude of claims and the length of time from incurrence of the claims to ultimate settlement, the use of any estimation method is sensitive to the assumptions and factors described above. Accordingly, changes in these assumptions and factors can materially affect the estimated liability and those amounts may be different than the actual costs paid to settle the claims.

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
Forward-Looking Statements
Certain statements included herein constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties, and should not be relied upon as predictions of future events. All statements other than statements of historical fact are forward-looking statements, including:

•	any projections of earnings, revenue, weight, yield, volumes, income or other financial or operating items;

•	any statements of the plans, strategies, expectations or objectives of Con-way’s management for future operations or other future items;

•	any statements concerning proposed new products or services;

•	any statements regarding Con-way’s estimated future contributions to pension plans;

•	any statements as to the adequacy of reserves;

•	any statements regarding the outcome of any legal and other claims and proceedings that may be brought by or against Con-way;

•	any statements regarding future economic conditions or performance;

•	any statements regarding strategic acquisitions; and

•	any statements of estimates or belief and any statements or assumptions underlying the foregoing.
Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of those terms or other variations of those terms or comparable terminology or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data and methods that may be incorrect or imprecise and there can be no assurance that they will be realized. In that regard, certain important factors, among others and in addition to the matters discussed elsewhere in this document and other reports and documents filed by Con-way with the Securities and Exchange Commission, could cause actual results and other matters to differ materially from those discussed in such forward-looking statements. A detailed description of certain of these risk factors is included in Item 1A, “Risk Factors.” Any forward-looking statements speak only as of the date the statement is made and are subject to change. Con-way does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

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
We have audited the accompanying consolidated balance sheets of Con-way Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related statements of consolidated income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Con-way Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Portland, Oregon
February 25, 2014

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Con-way Inc.
Consolidated Balance Sheets

(Dollars in thousands)	December 31,
	2013	2012
Assets
Current Assets
Cash and cash equivalents	$484,502	$429,784
Marketable securities	—	3,200
Trade accounts receivable, net	575,013	567,097
Other accounts receivable	51,063	43,912
Operating supplies, at lower of average cost or market	23,910	23,180
Prepaid expenses and other current assets	57,961	49,681
Deferred income taxes	15,332	34,520
Total Current Assets	1,207,781	1,151,374

Property, Plant and Equipment
Land	193,364	195,737
Buildings and leasehold improvements	856,038	840,966
Revenue equipment	1,857,737	1,746,816
Other equipment	353,205	329,730
	3,260,344	3,113,249
Accumulated depreciation	(1,603,511)	(1,526,648)
Net Property, Plant and Equipment	1,656,833	1,586,601

Other Assets
Deferred charges and other assets	32,200	33,963
Capitalized software, net	21,488	20,365
Employee benefits	15,018	10,951
Intangible assets, net	8,640	10,997
Goodwill	337,971	338,164
	415,317	414,440
Total Assets	$3,279,931	$3,152,415
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.
Consolidated Balance Sheets

(Dollars in thousands, except per share data)	December 31,
	2013	2012
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$390,537	$330,665
Accrued liabilities	229,078	253,209
Self-insurance accruals	105,063	100,828
Short-term borrowings	1,588	6,982
Current maturities of long-term debt and capital leases	19,685	16,008
Total Current Liabilities	745,951	707,692

Long-Term Liabilities
Long-term debt	719,155	719,016
Long-term obligations under capital leases	16,185	30,355
Self-insurance accruals	142,307	143,735
Employee benefits	240,171	603,619
Other liabilities and deferred credits	39,524	32,201
Deferred income taxes	237,949	77,412
Total Liabilities	2,141,242	2,314,030

Commitments and Contingencies (Notes 5, 6, 7 and 11)

Shareholders' Equity
Common stock, $0.625 par value; authorized 100,000,000 shares; issued
64,592,756 and 63,565,453 shares, respectively	40,349	39,701
Additional paid-in capital, common stock	653,487	614,334
Retained earnings	1,043,472	966,939
Cost of repurchased common stock (7,669,889 and 7,583,471 shares, respectively)	(329,088)	(326,128)
Accumulated other comprehensive loss	(269,531)	(456,461)
Total Shareholders' Equity	1,138,689	838,385
Total Liabilities and Shareholders' Equity	$3,279,931	$3,152,415
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.
Statements of Consolidated Income

(Dollars in thousands, except per share data)	Years ended December 31,
	2013	2012	2011
Revenue	$5,473,356	$5,580,247	$5,289,953

Costs and Expenses
Salaries, wages and employee benefits	2,143,036	2,125,104	2,027,870
Purchased transportation	1,323,005	1,531,319	1,381,267
Other operating expenses	634,107	567,810	553,692
Fuel and fuel-related taxes	532,958	553,301	566,026
Depreciation and amortization	230,751	216,215	202,647
Purchased labor	148,165	113,619	113,929
Rents and leases	129,325	115,954	116,415
Maintenance	123,056	128,084	130,179
Gain from purchase-price adjustment	—	—	(10,000)
	5,264,403	5,351,406	5,082,025
Operating Income	208,953	228,841	207,928

Other Income (Expense)
Investment income	621	831	920
Interest expense	(53,339)	(54,777)	(55,589)
Miscellaneous, net	(1,870)	(3,941)	(5,187)
	(54,588)	(57,887)	(59,856)
Income before Income Tax Provision	154,365	170,954	148,072
Income Tax Provision	55,212	66,408	59,629
Net Income	$99,153	$104,546	$88,443

Weighted-Average Common Shares Outstanding
Basic	56,511,563	55,837,574	55,388,297
Diluted	57,240,588	56,485,987	56,101,903

Earnings per Common Share
Basic	$1.75	$1.87	$1.60
Diluted	$1.73	$1.85	$1.58
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.
Statements of Consolidated Comprehensive Income (Loss)

(Dollars in thousands)	Years ended December 31,
	2013	2012	2011
Net Income	$99,153	$104,546	$88,443

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	871	481	(1,331)
Unrealized gain (loss) on available-for-sale security, net of deferred tax of
$0, $145, and $4, respectively	—	226	(6)
Employee benefit plans
Actuarial gain (loss), net of deferred tax of $103,308, $1,903,
and $104,425, respectively	161,631	(2,977)	(163,312)
Net actuarial loss included in net periodic benefit expense or income,
net of deferred tax of $7,562, $7,969, and $4,373, respectively	11,827	12,465	6,837
Prior-service cost or credit, net of deferred tax of $7,505, $17,577,
and $0, respectively	11,738	(27,493)	—
Amortization of prior service cost or credit included in net periodic
benefit expense or income, net of deferred tax of $552, $465, and $468, respectively	863	(727)	(730)
	186,059	(18,732)	(157,205)
Total Other Comprehensive Income (Loss)	186,930	(18,025)	(158,542)

Comprehensive Income (Loss)	$286,083	$86,521	$(70,099)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.
Statements of Consolidated Cash Flows

(Dollars in thousands)	Years ended December 31,
	2013	2012	2011
Cash and Cash Equivalents, Beginning of Period	$429,784	$438,010	$421,420
Operating Activities
Net income	99,153	104,546	88,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net of accretion	229,236	215,202	201,638
Non-cash compensation and employee benefits	38,496	33,180	22,050
Increase in deferred income taxes	57,423	63,091	52,160
Provision for uncollectible accounts	6,908	6,358	6,761
Gain from purchase-price adjustment	—	—	(10,000)
Gain from sales of property, equipment and investment, net	(5,720)	(8,649)	(7,120)
Changes in assets and liabilities:
Receivables	(12,869)	7,076	(42,315)
Prepaid expenses	21	(1,312)	(1,024)
Accounts payable	25,972	(14,824)	41,313
Accrued variable compensation	(17,140)	1,201	22,439
Accrued liabilities, excluding accrued variable compensation
and employee benefits	11,572	1,988	3,808
Self-insurance accruals	(3,661)	(18,654)	(11,951)
Accrued income taxes	(4,846)	(2,316)	34,362
Employee benefits	(82,507)	(67,291)	(52,713)
Other	5,946	(8,185)	(3,141)
Net Cash Provided by Operating Activities	347,984	311,411	344,710
Investing Activities
Capital expenditures	(281,943)	(293,135)	(288,994)
Software expenditures	(7,398)	(8,963)	(8,667)
Proceeds from sales of property and equipment	14,202	20,840	13,213
Proceeds from purchase-price adjustment	—	—	10,000
Purchases of marketable securities	—	(8,200)	(13,480)
Proceeds from sales of marketable securities	3,200	23,613	900
Net Cash Used in Investing Activities	(271,939)	(265,845)	(287,028)
Financing Activities
Payment of capital leases	(16,068)	(29,015)	(19,811)
Net repayments of short-term borrowings	(5,383)	(7,621)	(4,691)
Payment of debt issuance costs	(543)	—	(661)
Proceeds from exercise of stock options	20,777	3,560	5,532
Excess tax benefit from share-based compensation	2,510	1,641	716
Payments of common dividends	(22,620)	(22,357)	(22,177)
Net Cash Used in Financing Activities	(21,327)	(53,792)	(41,092)
Increase (Decrease) in Cash and Cash Equivalents	54,718	(8,226)	16,590
Cash and Cash Equivalents, End of Period	$484,502	$429,784	$438,010
Supplemental Disclosure
Cash paid (refunded) for income taxes, net	$(21)	$6,163	$(28,740)
Cash paid for interest, net of amounts capitalized	$52,809	$53,806	$54,676
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.
Statements of Consolidated Shareholders' Equity

	Common Stock			Retained Earnings	Repurchased Common Stock	Accumulated Other Comprehensive Loss
(Dollars in thousands, except per share data)	Number of Shares	Amount	Additional Paid-in Capital
Balance, December 31, 2010	62,750,994	$39,143	$580,008	$821,187	$(340,912)	$(279,894)
Net income	—	—	—	88,443	—	—
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	(1,331)
Employee benefit plans, net of deferred tax of $100,520	—	—	—	—	—	(157,205)
Unrealized loss on available-for-sale security, net of
deferred tax of $4	—	—	—	—	—	(6)
Exercise of stock options, including tax of $629	244,944	153	6,008	—	—	—
Share-based compensation, net of tax of $1,966	69,993	98	9,976	(73)	(1,471)	—
Repurchased common stock issued under defined
contribution plan	—	—	—	(2,622)	19,929	—
Common dividends declared ($.40 per share)	—	—	—	(22,177)	—	—
Balance, December 31, 2011	63,065,931	$39,394	$595,992	$884,758	$(322,454)	$(438,436)
Net income	—	—	—	104,546	—	—
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	481
Employee benefit plans, net of deferred tax of $24,108	—	—	—	—	—	(18,732)
Unrealized gain on available-for-sale security, net of
deferred tax of $145	—	—	—	—	—	226
Exercise of stock options, including tax of $165	150,213	94	3,631	—	—	—
Share-based compensation, including tax of $986	349,309	213	14,711	(8)	(3,674)	—
Common dividends declared ($.40 per share)	—	—	—	(22,357)	—	—
Balance, December 31, 2012	63,565,453	$39,701	$614,334	$966,939	$(326,128)	$(456,461)
Net income	—	—	—	99,153	—	—
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	871
Employee benefit plans, net of deferred tax of $118,927	—	—	—	—	—	186,059
Exercise of stock options, including tax of $1,531	760,495	475	21,833	—	—	—
Share-based compensation, including tax of $200	266,808	173	17,320	—	(2,960)	—
Common dividends declared ($.40 per share)	—	—	—	(22,620)	—	—
Balance, December 31, 2013	64,592,756	$40,349	$653,487	$1,043,472	$(329,088)	$(269,531)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.
Notes to Consolidated Financial Statements
1. Principal Accounting Policies
Organization
Con-way Inc. and its consolidated subsidiaries (“Con-way” or the “Company”) provide transportation, logistics and supply-chain management services for a wide range of manufacturing, industrial and retail customers. As more fully discussed in Note 12, “Segment Reporting,” for financial reporting purposes, Con-way is divided into three reporting segments: Freight, Logistics and Truckload.
Principles of Consolidation
The consolidated financial statements include the accounts of Con-way and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.
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
Recognition of Revenue
Con-way Freight recognizes revenue between reporting periods based on relative transit time in each period and recognizes expense as incurred. Estimates for future billing adjustments to revenue, including those related to weight and freight-classification verification and pricing discounts, are recognized at the time of shipment. Con-way Truckload recognizes revenue and related direct costs when the shipment is delivered. Menlo Worldwide Logistics ("Menlo") recognizes revenue based on the service outputs provided to the customer.
Menlo records revenue on a gross basis, without deducting third-party purchased transportation costs, on transactions for which it acts as a principal. Menlo records revenue on a net basis, after deducting purchased transportation costs, on transactions for which it acts as an agent. When recognizing revenue for services provided under performance-based incentive arrangements, the contingent portion of the revenue is not considered fixed or determinable until the performance criteria have been met.
Under certain Menlo contracts, billings in excess of revenue recognized are recorded as unearned revenue. Unearned revenue is recognized over the contract period as services are provided. At December 31, 2013 and 2012, unearned revenue of $12.1 million and $16.9 million was reported in Con-way’s consolidated balance sheets within accrued liabilities. In addition, Menlo has deferred certain recoverable direct and incremental costs related to the setup of logistics operations under long-term contracts. These deferred setup costs are recognized as expense over the contract term. At December 31, 2013 and 2012, these deferred setup costs of $9.9 million and $15.2 million were reported in the consolidated balance sheets within deferred charges and other assets.
Cash Equivalents and Marketable Securities
Cash equivalents consist of short-term interest-bearing instruments with maturities of three months or less at the date of purchase. At December 31, 2013 and 2012, cash-equivalent investments of $441.2 million and $378.3 million consisted primarily of commercial paper, certificates of deposit and money-market funds.

Con-way classifies its marketable debt securities as available-for-sale and reports them at fair value. Changes in the fair value of available-for-sale securities are recognized in other comprehensive income or loss, unless an unrealized loss is an other-than-temporary loss. If any portion of the unrealized loss is determined to be other than temporary, that portion of the loss is recognized in earnings. During 2013, Con-way liquidated all remaining variable-rate demand notes. At December 31, 2012, Con-way held $3.2 million of variable-rate demand notes.
Trade Accounts Receivable, Net
Con-way Freight and Con-way Truckload report accounts receivable at net realizable value and provide an allowance when losses are probable. Estimates for uncollectible accounts are based on various judgments and assumptions, including revenue levels, historical loss experience and the aging of outstanding accounts receivable. Menlo, based on the size and nature of its client base, performs a periodic evaluation of its customers’ creditworthiness and accounts receivable portfolio and recognizes expense from uncollectible accounts when losses are both probable and reasonably estimable. Activity in the allowance for uncollectible accounts is presented in the following table:

(Dollars in thousands)		Additions
	Balance at beginning of period	Charged to expense	Charged to other accounts	Write-offs net of recoveries	Balance at end of period
2013	$9,774	$6,908	$—	$(10,579)	$6,103
2012	6,951	6,358	—	(3,535)	9,774
2011	6,209	6,761	—	(6,019)	6,951
Estimates for billing adjustments, including those related to weight and freight-classification verifications and pricing discounts, are also reported as a reduction to accounts receivable. Activity in the allowance for revenue adjustments is presented in the following table:

(Dollars in thousands)		Additions
	Balance at beginning of period	Charged to expense	Charged to other accounts - Revenue	Write-offs	Balance at end of period
2013	$13,816	$—	$74,481	$(76,082)	$12,215
2012	16,920	—	77,310	(80,414)	13,816
2011	14,291	—	86,853	(84,224)	16,920
Property, Plant and Equipment
Property, plant and equipment are reported at historical cost and are depreciated primarily on a straight-line basis over their estimated useful lives, generally 25 years for buildings, 4 to 14 years for revenue equipment, and 3 to 10 years for most other equipment. Leasehold improvements and assets acquired under capital leases are amortized over the shorter of the terms of the respective leases or the useful lives of the assets, with the resulting expense reported as depreciation. Depreciation expense was $221.2 million in 2013, $204.9 million in 2012 and $191.4 million in 2011.
In response to recent conditions in the used-trailer market, Con-way Truckload increased the estimated salvage values for certain of its trailers in the fourth quarter of 2013. This change decreased depreciation expense by $1.3 million in 2013 and is expected to decrease 2014 depreciation expense by $7.3 million.
Expenditures for equipment maintenance and repairs are charged to operating expenses as incurred; betterments are capitalized. Gains or losses on sales of equipment and property are recorded in other operating expenses.
Tires and Maintenance
The cost of replacement tires are expensed at the time those tires are placed into service, as is the case with other repairs and maintenance costs. The cost of tires on new revenue equipment is capitalized and depreciated over the estimated useful life of the related equipment.

Capitalized Software, Net
Capitalized software consists of certain direct internal and external costs associated with internal-use software, net of accumulated amortization. Amortization of capitalized software is computed on an item-by-item basis depending on the estimated useful life of the software, currently between 3 years and 7 years. Amortization expense related to capitalized software was $7.2 million in 2013, $8.3 million in 2012, and $7.9 million in 2011. Accumulated amortization at December 31, 2013 and 2012 was $158.7 million and $155.9 million, respectively.
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
Book Overdrafts
Book overdrafts represent outstanding drafts not yet presented to the bank that are in excess of recorded cash. These amounts do not represent bank overdrafts, which occur when drafts presented to the bank are in excess of cash in Con-way’s bank account, and would effectively be a loan to Con-way. At December 31, 2013 and 2012, book overdrafts of $40.8 million and $43.0 million, respectively, were included in accounts payable.
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
The measurement and classification of self-insured costs requires the consideration of historical cost experience, demographic and severity factors, and judgments about the current and expected levels of cost per claim and retention levels. These methods provide estimates of the undiscounted liability associated with claims incurred as of the balance sheet date, including estimates of claims incurred but not reported. Changes in these assumptions and factors can materially affect actual costs paid to settle the claims and those amounts may be different than estimates.
Con-way participates in a reinsurance pool to reinsure a portion of its workers’ compensation claims. Each company that participates in the pool cedes claims to the pool and assumes an equivalent amount of claims. Reinsurance does not relieve Con-way of its liabilities under the original policy. However, in the opinion of management, potential exposure to Con-way for non-payment is minimal. At December 31, 2013 and 2012, Con-way had recorded a liability related to assumed claims of $59.2 million and $65.0 million, respectively, and had recorded a receivable from the reinsurance pool of $38.1 million and $39.6 million, respectively. Revenue related to these reinsurance activities is reported net of the associated expenses and are classified as other operating expenses. In connection with its participation in the reinsurance pool, Con-way recognized operating income of $2.2 million in 2013, an operating loss of $2.5 million in 2012, and an operating loss of $4.4 million in 2011.
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

Earnings Per Share (EPS)
Basic EPS is computed by dividing reported net income or loss by the weighted-average common shares outstanding. Diluted EPS is calculated as follows:

(Dollars in thousands, except per share data)	Years ended December 31,
	2013	2012	2011
Numerator:
Net income	$99,153	$104,546	$88,443
Denominator:
Weighted-average common shares outstanding	56,511,563	55,837,574	55,388,297
Stock options and nonvested stock	729,025	648,413	713,606
	57,240,588	56,485,987	56,101,903
Diluted Earnings per Share	$1.73	$1.85	$1.58
Anti-dilutive securities excluded from the computation of diluted EPS	911,041	1,801,995	1,878,191
Non-cash Investing and Financing Activities
Investing and financing activities that are not reported in the statements of consolidated cash flows due to their non-cash nature are summarized below:

(Dollars in thousands)	Years ended December 31,
	2013	2012	2011
Capital lease incurred to acquire revenue equipment	$5,575	$—	$—
Revenue equipment acquired through partial non-monetary exchanges	27,711	34,759	33,463
Revenue equipment acquired through increase in current liabilities	32,336	14,034	—
Repurchased common stock issued under defined contribution plan	—	—	17,307
New Accounting Standards
In March 2013, the FASB issued ASU 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU, codified in the "Foreign Currency Matters" topic of the FASB Accounting Standards Codification, resolves the differing views in practice about whether the deconsolidation guidance in the "Consolidation" topic of the FASB Accounting Standards Codification impacts the guidance in "Foreign Currency Matters" topic in regard to when to release the cumulative translation adjustment into earnings. Under this ASU, complete or substantially complete liquidation of the foreign entity is required to release the cumulative translation adjustment for transactions occurring within a foreign entity. However, for transactions impacting the parent's investments in a foreign entity, the cumulative translation adjustment should be released into earnings in a manner consistent with the deconsolidation guidance in the "Consolidation" topic. This accounting guidance in ASU 2013-05 will be applied prospectively and will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Con-way does not believe that the standard will have a material effect on its financial statements
Reclassifications
Certain amounts in the prior-period financial statements have been reclassified to conform to the current-period presentation.

2. Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the gross carrying amounts of goodwill attributable to each applicable segment:

(Dollars in thousands)	Logistics	Truckload	Other	Total
Balances at December 31, 2011
Goodwill	$55,440	$464,598	$727	$520,765
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)
	7,204	329,785	727	337,716
Change in foreign currency exchange rates	448	—	—	448
Balances at December 31, 2012
Goodwill	55,888	464,598	727	521,213
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)
	7,652	329,785	727	338,164
Change in foreign currency exchange rates	(193)	—	—	(193)
Balances at December 31, 2013
Goodwill	55,695	464,598	727	521,020
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)
	$7,459	$329,785	$727	$337,971
Con-way assesses goodwill for impairment on an annual basis in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired.
In connection with the annual impairment test in the fourth quarter of 2013, Con-way concluded that the goodwill of its reporting units was not impaired at December 31, 2013.
Intangible Assets
Intangible assets are amortized on a straight-line basis over their estimated useful life. Amortization expense related to intangible assets was $2.4 million in 2013, $3.0 million in 2012, and $3.3 million in 2011. Intangible assets consisted of the following:

	December 31, 2013		December 31, 2012
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$23,088	$14,448	$23,088	$12,091
Con-way’s customer-relationship intangible asset relates to the Con-way Truckload business unit. Estimated amortization expense for the next five years is presented in the following table:

(Dollars in thousands)
Year ending December 31:
2014	$2,356
2015	2,356
2016	2,356
2017	1,572
2018	—
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

	December 31, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents	$441,199	$99,092	$342,107	$—

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Cash equivalents	$378,266	$70,488	$307,778	$—
Current marketable securities	3,200	—	3,200	—
Cash equivalents consist of short-term interest-bearing instruments (primarily commercial paper, certificates of deposit and money market funds) with maturities of three months or less at the date of purchase. At December 31, 2012, current marketable securities consisted of variable-rate demand notes.
Money-market funds reflect their published net asset value and are classified as Level 1 instruments. Commercial paper, certificates of deposit and variable-rate demand notes are generally valued using published interest rates for instruments with similar terms and maturities, and accordingly, are classified as Level 2 instruments. At December 31, 2013, the weighted-average remaining maturity of the cash equivalents was less than one month. Based on their short maturities, the carrying amount of the cash equivalents approximates their fair value.
Level 3 investments consisted of one auction-rate security at December 31, 2011, which was valued with an income approach that utilized a discounted cash flow model. This investment was sold in the third quarter of 2012. The following table summarizes the change in fair value of Con-way's auction-rate security, which was valued using Level 3 inputs:

(Dollars in thousands)	Auction-rate security
Balance at December 31, 2011	$5,354
Gains (Losses)
Included in earnings	(367)
Included in other comprehensive income	371
Settlements and Sales
Settlements	(75)
Sales	(5,283)
Balance at December 31, 2012	$—

4. Accrued Liabilities
Accrued liabilities consisted of the following:

(Dollars in thousands)	December 31,
	2013	2012
Compensated absences	$46,421	$40,254
Employee benefits	40,203	38,761
Wages and salaries	35,826	29,451
Variable compensation	33,573	50,713
Taxes other than income taxes	26,704	23,930
Interest	17,579	17,607
Other	28,772	52,493
Total accrued liabilities	$229,078	$253,209
5. Debt and Other Financing Arrangements
Long-term debt consisted of the following:

(Dollars in thousands)	December 31,
	2013	2012
Promissory note, 2.63%, due 2016 (interest paid quarterly)	$550	$550
7.25% Senior Notes due 2018 (interest payable semi-annually)	425,000	425,000
6.70% Senior Debentures due 2034 (interest payable semi-annually)	300,000	300,000
Discount	(6,395)	(6,534)
	293,605	293,466
Long-term debt	$719,155	$719,016
Revolving Credit Facility
Con-way has a $325 million revolving credit facility that matures on June 28, 2018. In 2013, Conway amended the credit facility to extend the maturity date from August 2, 2016 to June 28, 2018. The amended facility also includes revised pricing that lowers Con-way's cost of utilizing the facility. The financial covenants and available credit provided to Con-way under the facility are unchanged by the amendment.
At December 31, 2013, no cash borrowings were outstanding under the credit facility; however, $109.3 million of letters of credit were outstanding, leaving $215.7 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions to borrowing. The letters of credit outstanding at December 31, 2013 provided collateral for Con-way’s self-insurance programs.
Under the agreement, standby letter of credit fees are equal to a margin that is dependent upon Con-way’s leverage ratio, and cash borrowings bear interest at a rate based upon LIBOR or the lead bank’s base rate, in each case plus a margin dependent on Con-way’s leverage ratio. The credit facility fee ranges from 0.18% to 0.35% applied to the total facility of $325 million based on Con-way’s leverage ratio. The revolving facility is guaranteed by certain of Con-way’s material domestic subsidiaries and contains two financial covenants: (i) a leverage ratio and (ii) a fixed-charge coverage ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) the incurrence of additional subsidiary indebtedness.
Other Credit Facilities and Short-term Borrowings
At December 31, 2013, Con-way had $29.9 million of bank guarantees, letters of credit and overdraft facilities outstanding under other credit facilities.
Con-way had short-term borrowings of $1.6 million and $7.0 million at December 31, 2013 and 2012, respectively. Excluding the non-interest bearing borrowings described below, the weighted-average interest rate on the short-term borrowings was 5.5% at December 31, 2012.

Of the short-term borrowings outstanding at December 31, 2013 and 2012, non-interest bearing borrowings of $1.6 million and $4.2 million, respectively, related to a credit facility that Menlo utilizes for one of its logistics contracts. Borrowings under the facility related to amounts the financial institution paid to vendors on behalf of Menlo.
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
6.70% Senior Debentures due 2034
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
Other
The aggregate annual maturities of long-term debt for the next five years ending December 31, are $0.6 million in 2016 and $425.0 million in 2018. Following 2018, Con-way does not have any principal payments due until 2034.
As of December 31, 2013 and 2012, the estimated fair value of long-term debt was $806 million and $817 million, respectively. For the periods presented, long-term debt is classified as a Level 2 instrument with fair values estimated using broker-provided pricing.
6. Leases
Con-way and its subsidiaries are obligated under non-cancelable leases for certain facilities, equipment and vehicles. Certain leases also contain provisions that allow Con-way to extend the leases for various renewal periods.
Under certain capital-lease agreements, Con-way guarantees the residual value of tractors at the end of the lease term. The stated amounts of the residual-value guarantees have been included in the minimum lease payments below.
In connection with its capital leases, Con-way reported $68.9 million and $77.9 million of revenue equipment and $39.0 million and $33.3 million of accumulated depreciation in the consolidated balance sheets at December 31, 2013 and 2012, respectively.

Future minimum lease payments with initial or remaining non-cancelable lease terms in excess of one year, at December 31, 2013, were as follows:

(Dollars in thousands)
	Capital Leases	Operating Leases
Year ending December 31:
2014	$21,063	$94,438
2015	12,934	67,015
2016	1,252	46,839
2017	1,252	30,905
2018	1,252	18,211
Thereafter (through 2026)	312	41,703
Total minimum lease payments	$38,065	$299,111
Amount representing interest	(2,195)
Present value of minimum lease payments	35,870
Current maturities of obligations under capital leases	(19,685)
Long-term obligations under capital leases	$16,185
The remaining unamortized gain resulting from past sale-leaseback transactions, $9.3 million at December 31, 2013, is reported in other liabilities and deferred credits in the consolidated balance sheets and will be amortized as a reduction to lease expense through 2024 when the corresponding lease terms expire.
Rental expense for operating leases comprised the following:

(Dollars in thousands)	Years ended December 31,
	2013	2012	2011
Minimum rentals	$129,902	$118,797	$118,810
Sublease rentals	(577)	(2,843)	(2,395)
Rental expense	$129,325	$115,954	$116,415
7. Income Taxes
Income Tax Provision
The components of the provision for income taxes were as follows:

(Dollars in thousands)	Years ended December 31,
	2013	2012	2011
Current provision (benefit)
Federal	$(6,137)	$3,872	$3,804
State and local	2,145	34	4,156
Foreign	873	2,566	2,228
Total current provision (benefit)	(3,119)	6,472	10,188
Deferred provision (benefit)
Federal	41,832	45,920	85,106
Federal net operating loss	14,369	11,166	(40,057)
State and local	5,608	5,270	4,544
Foreign	(3,478)	(2,420)	(152)
Total deferred provision	58,331	59,936	49,441
Income tax provision	$55,212	$66,408	$59,629

Income taxes have been provided for foreign operations based upon the various tax laws and rates of the countries in which operations are conducted. The components of income before income taxes were as follows:

(Dollars in thousands)	Years ended December 31,
	2013	2012	2011
U.S. sources	$157,074	$164,619	$139,978
Non-U.S. sources	(2,709)	6,335	8,094
Income before income tax provision	$154,365	$170,954	$148,072
Con-way’s income tax provision varied from the amounts calculated by applying the U.S. statutory income tax rate to the pretax income as shown in the following reconciliation:

	Years ended December 31,
	2013	2012	2011
Federal statutory tax rate of 35%	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	4.7	3.1	5.0
Foreign taxes less than U.S. statutory rate	(1.1)	(1.2)	(0.5)
Non-deductible operating expenses and tax-exempt income	0.7	—	0.1
Foreign taxes eligible for US foreign tax credit	0.5	0.5	0.6
Write-down of an acquisition-related receivable and
purchase-price adjustment	—	—	(1.6)
Fuel tax credit	(4.5)	(0.1)	(2.5)
IRS audit	(0.4)	1.5	4.0
Other, net	0.9	—	0.2
Effective income tax rate	35.8%	38.8%	40.3%
Current and Deferred Income Tax Balances
The components of deferred tax assets and liabilities related to the following:

(Dollars in thousands)	December 31,
	2013	2012
Deferred tax assets
Employee benefits	$91,474	$231,386
Self-insurance accruals	23,042	32,336
Domestic operating-loss carryforwards	22,461	37,818
Foreign operating-loss carryforwards	16,832	11,307
Tax-credit carryforwards	10,019	9,138
Share-based compensation	16,551	15,558
Other	11,471	13,242
Valuation allowance	(25,358)	(19,120)
Total deferred tax assets	166,492	331,665
Deferred tax liabilities
Property, plant and equipment	348,728	331,325
Prepaid expenses	24,401	27,626
Revenue	9,013	6,808
Other	6,967	8,798
Total deferred tax liabilities	389,109	374,557
Net deferred tax asset (liability)	$(222,617)	$(42,892)
Deferred tax assets and liabilities in the consolidated balance sheets are classified as current or non-current based on the related asset or liability creating the deferred tax. Deferred taxes not related to a specific asset or liability are classified based on the estimated period of reversal.
At December 31, 2013, Con-way had a federal tax loss carryforward of $41.5 million. This federal tax loss carryforward will fully expire in 2031. In addition to the federal tax loss carryforward, other carryforwards, including state tax credits, foreign taxes creditable against federal tax, and state and foreign tax losses, may create future benefits. The resulting benefit of the future use of all tax losses, including domestic and foreign, is $39.3 million while tax credit carryforwards provide a benefit of $10.0 million. Because Con-way does not anticipate that future state and foreign taxable income will allow realization of the full benefits, management concluded that these assets fail to meet the more-likely-than-not threshold for realization. These combined future tax benefits of $49.3 million, therefore, have been offset by a valuation allowance of $25.4 million.
For all other deferred tax assets, management believes it is more likely than not that the results of future operations will generate taxable income of a sufficient amount and type to realize these deferred tax assets.
Certain capital expenditures made between September 9, 2010 and December 31, 2013 were eligible for bonus depreciation, and in accordance with this provision of U.S. tax law, Con-way deducted a substantial portion of its capital expenditures made during the 2010 through 2013 tax years. Also, in January 2013, the American Taxpayer Relief Act of 2012 was enacted which extended the alternative-fuel credit to 2012 and 2013 tax years. Con-way recorded a discrete benefit of $3.3 million in the first quarter of 2013 to recognize the effect of the credit associated with the 2012 tax year. The alternative-fuel credit for the 2013 tax year was recognized over the course of 2013.
No deferred taxes have been provided for the cumulative undistributed earnings of Con-way’s foreign subsidiaries ($29.9 million at December 31, 2013), which if remitted, are subject to withholding and U.S. taxes. Such amounts have been indefinitely reinvested in the respective foreign subsidiaries’ operations until it becomes advantageous for tax or foreign exchange reasons to remit these earnings. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable.
Income tax receivables of $10.6 million and $6.6 million were included in other accounts receivable in Con-way’s consolidated balance sheets at December 31, 2013 and 2012, respectively.
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
During 2012, the estimate for uncertain tax positions decreased to $15.0 million (including $5.3 million of accrued interest and penalties), primarily due to the lapse of statute of limitations and settlements with various taxing authorities, more fully discussed below. During 2013, the estimate decreased to $11.9 million (including $3.5 million of accrued interest and penalties), primarily due to the lapse of statute of limitations and settlements with various taxing authorities, more fully discussed below.
At December 31, 2013 and 2012, Con-way estimated that $6.5 million and $8.2 million, respectively, of the unrecognized tax benefits, if recognized, would change the effective tax rate. In 2013, a $1.8 million reversal of interest and penalties was included in income tax expense compared to $1.3 million in 2012.
The following summarizes the changes in the unrecognized tax benefits during the year, excluding interest and penalties:

(Dollars in thousands)
Balance at December 31, 2011	$10,677
Gross increases — prior-period tax positions	2,676
Gross increases — current-period tax positions	1,039
Settlements	(1,102)
Lapse of statute of limitations	(3,562)
Balance at December 31, 2012	9,728
Gross increases — prior-period tax positions	14
Gross increases — current-period tax positions	1,376
Gross decreases — prior-period tax positions	(602)
Lapse of statute of limitations	(2,128)
Balance at December 31, 2013	$8,388
In the normal course of business, Con-way is subject to examination by taxing authorities throughout the world. As a result of these examinations, Con-way maintains ongoing discussions and negotiations relating to tax matters with the taxing authorities in these various jurisdictions.

Con-way is subject to examination for federal income taxes for tax years 2008 forward. In 2013, Con-way entered the Compliance Assurance Program (“CAP”). CAP is designed to make audits more effective, efficient and current such that when the federal tax return is filed it has been approved by the Internal Revenue Service ("IRS").
In 2012, the IRS finished its field audit of the 2008 through 2010 tax years and an issue emerged that resulted in an increase to the estimate for uncertain tax positions in 2012. Con-way settled this issue in 2013. Payment of the liability will occur in 2014.
In 2011, Con-way settled a disputed issue with the IRS that arose in the 2005 to 2007 audit cycle. This issue primarily related to the treatment and character of certain payments Con-way made to retirees and former employees of Menlo Worldwide Forwarding, Inc. and its subsidiaries (“MWF”) since the 2004 sale of MWF. Con-way and the IRS agreed in the settlement to re-characterize a portion of these payments as capital losses. The re-characterized portion may not be deducted, but may be used only to offset capital gains.
Con-way is also subject to examination by state, local, and foreign jurisdictions for 2003 to 2012. Con-way is currently under audit in many state and foreign tax jurisdictions, and management expects that, in the next 12 months, it is reasonably possible that the total of unrecognized tax benefits will decrease by $1.8 million. This decrease is primarily due to settlement agreements Con-way expects to reach with various tax authorities and by lapses of applicable statutes of limitations.
8. Shareholders’ Equity
Accumulated Other Comprehensive Loss
All changes in equity, except those resulting from investments by owners and distributions to owners, are reported in the statements of consolidated comprehensive income (loss). The following is a summary of the components of accumulated other comprehensive loss:

(Dollars in thousands)	Foreign Currency Translation Adjustment	Unrealized (Gain) Loss on Available-for-Sale Security	Employee Benefit Plans	Total
Balances at December 31, 2010	$(445)	$(220)	$(279,229)	$(279,894)
Other comprehensive loss before reclassifications	(1,331)	(6)	(163,312)	(164,649)
Amounts reclassified from accumulated other comprehensive loss	—	—	6,107	6,107
Balances at December 31, 2011	$(1,776)	$(226)	$(436,434)	$(438,436)
Other comprehensive income (loss) before reclassifications	481	226	(30,470)	(29,763)
Amounts reclassified from accumulated other comprehensive loss	—	—	11,738	11,738
Balances at December 31, 2012	$(1,295)	$—	$(455,166)	$(456,461)
Other comprehensive income before reclassifications	871	—	173,369	174,240
Amounts reclassified from accumulated other comprehensive loss	—	—	12,690	12,690
Balances at December 31, 2013	$(424)	$—	$(269,107)	$(269,531)
See Note 9, "Employee Benefit Plans" for additional information concerning Con-way's employee benefit plans, including amounts reported for net periodic benefit expense (income).
9. Employee Benefit Plans
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

Con-way's non-qualified defined benefit pension plans (collectively, the “Non-Qualified Pension Plans”) consist mostly of a primary non-qualified supplemental defined benefit pension plan (the “Supplemental DB Plan”). The Supplemental DB Plan provides additional benefits for certain employees who are affected by IRC limitations on compensation eligible for benefits available under the qualified Primary DB Plan.
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
Funded Status of Defined Benefit Pension Plans
The following table reports the changes in the projected benefit obligation, the fair value of plan assets and the determination of the amounts recognized in the consolidated balance sheets for Con-way’s defined benefit pension plans at December 31:

(Dollars in thousands)	Qualified Pension Plans		Non-Qualified Pension Plans
	2013	2012	2013	2012
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,680,603	$1,526,136	$78,218	$76,229
Interest cost on projected benefit obligation	70,022	70,168	3,213	3,438
Plan amendments	—	44,961	—	109
Actuarial loss (gain)	(177,347)	85,755	(5,508)	3,574
Benefits paid	(49,747)	(46,417)	(5,109)	(5,132)
Projected and accumulated benefit obligation
at end of year	$1,523,531	$1,680,603	$70,814	$78,218
Change in plan assets:
Fair value of plan assets at beginning of year	$1,281,261	$1,105,370	$—	$—
Actual return on plan assets	152,014	170,886	—	—
Con-way contributions	55,337	51,422	5,109	5,132
Benefits paid	(49,747)	(46,417)	(5,109)	(5,132)
Fair value of plan assets at end of year	$1,438,865	$1,281,261	$—	$—
Funded status of the plans	$(84,666)	$(399,342)	$(70,814)	$(78,218)
Amounts recognized in the balance sheet consist of:
Long-term assets	$15,018	$10,951	$—	$—
Current liabilities	—	—	(5,145)	(5,135)
Long-term liabilities	(99,684)	(410,293)	(65,669)	(73,083)
Net amount recognized	$(84,666)	$(399,342)	$(70,814)	$(78,218)
Plans with a projected and accumulated benefit obligation
in excess of plan assets:
Projected and accumulated benefit obligation	$1,502,541	$1,657,701	$70,814	$78,218
Fair value of plan assets	1,402,857	1,247,409	—	—
Weighted-average assumptions as of December 31:
Discount rate	5.05%	4.25%	5.05%	4.25%

The amounts included in accumulated other comprehensive loss that have not yet been recognized in net periodic benefit expense, consist of the following:

(Dollars in thousands)	Qualified Pension Plans		Non-Qualified Pension Plans
	2013	2012	2013	2012
Actuarial loss	$(413,879)	$(670,188)	$(27,367)	$(33,993)
Prior-service cost	(42,428)	(45,295)	(104)	(109)
	$(456,307)	$(715,483)	$(27,471)	$(34,102)
The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost in 2014 are as follows:

(Dollars in thousands)	Qualified Pension Plans	Non-Qualified Pension Plans
Reclassification of actuarial loss to net periodic benefit expense (income)	$9,902	$877
Reclassification of prior-service cost to net periodic benefit expense (income)	1,618	5
Net Periodic Benefit Expense (Income) for Defined Benefit Pension Plans
Net periodic benefit expense (income) and amounts recognized in other comprehensive income or loss for the years ended December 31 includes the following:

(Dollars in thousands)	Qualified Pension Plans			Non-Qualified Pension Plans
	2013	2012	2011	2013	2012	2011
Net periodic benefit expense (income):
Interest cost on benefit obligation	$70,022	$70,168	$71,308	$3,213	$3,438	$3,787
Expected return on plan assets	(91,324)	(84,411)	(85,935)	—	—	—
Amortization of actuarial loss	18,272	19,432	10,532	1,118	958	678
Amortization of prior-service cost	1,670	14	14	5	—	—
Curtailment loss	1,197	—	—	—	44	—
Net periodic benefit expense
(income)	$(163)	$5,203	$(4,081)	$4,336	$4,440	$4,465
Amounts recognized in other
comprehensive income or loss:
Actuarial loss (gain)	$(238,037)	$(720)	$256,571	$(5,508)	$3,574	$7,587
Prior-service cost	—	44,961	—	—	109	—
Reclassification of actuarial loss to net periodic benefit expense (income)	(18,272)	(19,432)	(10,532)	(1,118)	(1,002)	(678)
Reclassification of prior-service cost to net periodic benefit expense (income)	(2,867)	(14)	(14)	(5)	—	—
Loss (gain) recognized in other
comprehensive income or loss	$(259,176)	$24,795	$246,025	$(6,631)	$2,681	$6,909
Weighted-average assumptions used to
calculate net cost:
Discount rate	4.25%	4.65%	5.55%	4.25%	4.65%	5.55%
Expected long-term rate of return on
plan assets	7.10%	7.65%	8.00%	—%	—%	—%

Expected benefit payments for the defined benefit pension plans are summarized below. These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.

(Dollars in thousands)	Qualified Pension Plans	Non-Qualified Pension Plans
Year ending December 31:
2014	$57,616	$5,144
2015	61,912	5,126
2016	66,313	5,165
2017	70,776	5,225
2018	75,826	5,209
2019-2023	450,408	25,664
Plan Assets
Investment Policies and Strategies
Assets of the Qualified Pension Plans are managed pursuant to a long-term allocation strategy that seeks to mitigate the Plans' funded status volatility by increasing the Plans' exposure to fixed-income investments over time. This strategy was developed by analyzing a variety of diversified asset-class combinations in conjunction with the projected liabilities of the Qualified Pension Plans. In 2013, the Plans lowered their percentage of investments in equity securities and increased their percentage of investments in fixed-income securities.
The Plans' current investment strategy is to achieve a mix of approximately 69% in fixed-income securities and 31% of investments in equity securities by the end of 2014. Investments in fixed-income securities consist primarily of high-quality U.S. corporate or government debt instruments in a variety of industries. The target allocations for equity securities include 16% in U.S. large companies, 3% in U.S. small companies, and 12% in international companies. Investments in equity securities are allocated between growth- and value-style investment strategies and are diversified across industries and investment managers. The Plans’ investments in fixed-income and equity securities consist of individual securities held in managed separate accounts as well as commingled investment funds.
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
The Plans' investment policy does not allow investment managers to use market-timing strategies or financial derivative instruments for speculative purposes. However, financial derivative instruments are used to manage risk and achieve stated investment objectives regarding duration, yield curve, credit and equity exposures. Generally, the investment managers are prohibited from short selling, trading on margin, and trading commodities, warrants or other options, except when acquired as a result of the purchase of another security, or in the case of options, when sold as part of a covered position. Con-way's investment policies also restrict the investment managers from accumulating concentrations by issuer, country or industry segment. The assumption of 6.53% for the overall expected long-term rate of return in 2014 was developed using asset allocation, return, risk (defined as standard deviation), and correlation expectations. The return expectations are created using long-term historical returns and current market expectations for inflation, interest rates and economic growth.

Categories and Fair-Value Measurements of Plan Assets
The following table summarizes the fair value of Con-way’s pension plan assets within the fair-value hierarchy:

(Dollars in thousands)	December 31, 2013
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents
Short-term investment fund [a]	$65,100	$—	$65,100	$—
Equity
U.S. large companies
S&P 500 futures [b]	3,482	3,482	—	—
Growth [c]	99,050	99,050	—	—
Value [c]	101,154	101,154	—	—
U.S. small companies
Value [c]	57,403	57,403	—	—
International
Growth [c]	91,058	91,058	—	—
Value fund [a]	94,927	—	94,927	—
Fixed-income securities
U.S. long-term debt instruments [d]	832,915	91,824	741,091	—
Real estate
Private fund [e]	40,412	—	—	40,412
Hedge fund
Multi-Strategy [f]	53,364	—	—	53,364
Total	$1,438,865	$443,971	$901,118	$93,776

(Dollars in thousands)	December 31, 2012
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents
Short-term investment fund [a]	$33,569	$—	$33,569	$—
Equity
U.S. large companies
S&P 500 index fund [a]	105,523	—	105,523	—
Growth [c]	96,409	96,409	—	—
Value [c]	146,501	146,501	—	—
U.S. small companies
Growth [c]	41,720	41,720	—	—
Value [c]	58,126	58,126	—	—
International
Growth [c]	84,673	84,673	—	—
Value fund [a]	92,724	—	92,724	—
Fixed-income securities
U.S. long-term debt instruments [d]	511,990	68,340	443,650	—
Real estate
Private fund [e]	36,911	—	—	36,911
Real estate investment trust index fund [a]	22,966	—	22,966	—
Hedge Fund				—
Multi-Strategy [f]	50,149	—	—	50,149
Total	$1,281,261	$495,769	$698,432	$87,060

[a]
These funds are not publicly traded and do not have readily determinable fair values. Accordingly, they are valued at their net asset value per share. The underlying investments in the funds consist primarily of publicly traded securities with quoted market prices.

[b]	Gains from S&P 500 futures held in a separately managed account.

[c]	Publicly traded equity securities are valued at their closing market prices.

[d]	U.S. government securities are valued at their quoted market price, while corporate-debt instruments are generally valued using observable bid-ask spreads or broker-provided pricing.

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

[f]
The fair value of the hedge fund is based on the fair value of the underlying assets, which consists of individual equities, convertible securities, futures, forward contracts, currency forwards, swaps, high-yield debt portfolios, options, other derivative instruments, and cash which are all valued monthly.

The following table summarizes the change in fair value for Level 3 pension assets:

(Dollars in thousands)	Private real estate fund	Hedge fund	Total
Balance at December 31, 2011	$34,520	$—	$34,520
Purchases	—	50,000	50,000
Actual return on plan assets:
Relating to assets still held at the reporting date	2,391	149	2,540
Balance at December 31, 2012	$36,911	$50,149	$87,060
Actual return on plan assets:
Relating to assets still held at the reporting date	3,501	3,215	6,716
Balance at December 31, 2013	$40,412	$53,364	$93,776
Funding
Con-way's funding practice is to evaluate its tax and cash position, as well as the Qualified Pension Plans' funded status, in determining its planned contributions. Con-way estimates that it will contribute $59 million to its Qualified Pension Plans in 2014; however, this could change based on variations in interest rates, asset returns, Pension Protection Act requirements and other factors.
Defined Contribution Retirement Plans
Con-way’s cost for defined contribution retirement plans was $55.3 million in 2013, $50.8 million in 2012, and $38.4 million in 2011. In the fourth quarter of 2011, Con-way reinstated certain contributions to its defined contribution retirement plans to their prior levels that had previously been suspended in the second quarter of 2009 as part of a cost-savings initiative. In the first quarter of 2013, additional contributions were implemented for employees hired on or after January 1, 2010. In the periods presented, Con-way’s contributions included cash and Con-way common stock. From January 2009 through June 2011, the common stock contributions were made with repurchased common stock (also referred to as treasury stock). In 2011, Con-way used 461,151 shares of treasury stock to fund $17.3 million in contributions.
Postretirement Medical Plan
Con-way sponsors a postretirement medical plan that provides health benefits to certain non-contractual employees at least 55 years of age with at least 10 years of service (the “Postretirement Plan”). The Postretirement Plan does not provide employer-subsidized retiree medical benefits for employees hired on or after January 1, 1993.
On October 31, 2013, Con-way amended the Postretirement Plan to provide a set benefit to certain retirees, at least 65 years of age, effective in 2014. Accordingly, a remeasurement was performed, reducing the projected benefit obligation by $28.3 million with an offsetting prior-service credit of $19.2 million and an actuarial gain of $9.1 million recognized in other comprehensive income (loss).

Funded Status of Postretirement Medical Plan
The following sets forth the changes in the benefit obligation and the determination of the amounts recognized in the consolidated balance sheets for the Postretirement Plan at December 31:

(Dollars in thousands)	2013	2012
Change in benefit obligation:
Projected benefit obligation at beginning of year	$102,291	$98,417
Service cost – benefits earned during the year	1,459	1,679
Interest cost on projected benefit obligation	3,434	4,318
Plan amendments	(19,243)	—
Actuarial loss (gain)	(21,143)	1,979
Participant contributions	2,009	3,265
Benefits paid	(6,890)	(7,367)
Projected and accumulated benefit obligation at end of year	$61,917	$102,291
Funded status of the plan	$(61,917)	$(102,291)
Amounts recognized in the balance sheet consist of :
Current liabilities	$(4,462)	$(6,588)
Long-term liabilities	(57,455)	(95,703)
Net amount recognized	$(61,917)	$(102,291)
Discount rate assumption as of December 31	4.50%	3.60%
The amounts included in accumulated other comprehensive loss that have not yet been recognized in net periodic benefit expense consist of the following:

(Dollars in thousands)	2013	2012
Actuarial gain (loss)	$19,537	$(1,605)
Prior-service credit	19,366	1,580
	$38,903	$(25)
The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost are as follows:

(Dollars in thousands)	2014
Reclassification of prior-service credits to net periodic benefit expense	2,863
Reclassification of actuarial gain to net periodic benefit expense	2,626

Net Periodic Benefit Expense for Postretirement Medical Plan
Net periodic benefit expense and amounts recognized in other comprehensive income or loss for the years ended December 31 includes the following:

(Dollars in thousands)	2013	2012	2011
Net periodic benefit expense (income):
Service cost - benefits earned during the year	$1,459	$1,679	$1,441
Interest cost on benefit obligation	3,434	4,318	4,492
Amortization of actuarial gain	(1)	—	—
Amortization of prior-service credit	(1,457)	(1,206)	(1,212)
Net periodic benefit expense	$3,435	$4,791	$4,721
Amounts recognized in other comprehensive income or loss:
Actuarial loss (gain)	$(21,143)	$1,979	$3,493
Prior-service cost	(19,243)	—	—
Reclassification of actuarial gain to net periodic benefit expense	1	—	—
Reclassification of prior-service credit to net periodic benefit expense	1,457	1,206	1,212
Loss (gain) recognized in other comprehensive income or loss	$(38,928)	$3,185	$4,705
Discount rate assumption used to calculate interest cost through October 31	3.60%	4.30%	5.00%
Discount rate assumption used to calculate interest cost from November 1 through December 31	4.25%	4.30%	5.00%
Expected benefit payments, which reflect expected future service, as appropriate, are summarized below. These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.

(Dollars in thousands)	Benefit Payments
Year ending December 31:
2014	$4,462
2015	4,457
2016	4,815
2017	5,045
2018	5,267
2019-2023	26,488
The assumed health-care cost trend rates used to determine the benefit obligation are as follows:

2013
Health-care cost trend rate assumed for next year	7.20%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%
Year that the rate reaches the ultimate trend rate	2027
Assumed health-care cost trends affect the amounts recognized for Con-way’s postretirement benefits. The sensitivity to changes in assumed health-care cost trends are as follows:

(Dollars in thousands)	2013
One-percentage-point increase in trend rate:
Increase in total service cost and interest cost components	$137
Increase in accumulated postretirement benefit obligation	483

One-percentage-point decrease in trend rate:
Decrease in total service cost and interest cost components	$(123)
Decrease in accumulated postretirement benefit obligation	(436)

10. Share-Based Compensation
Under terms of its share-based compensation plans, Con-way grants various types of share-based compensation awards to employees and directors. The plans provide for awards in the form of nonvested stock (also known as restricted stock), performance-share plan units ("PSPUs"), stock options and stock appreciation rights (“SARs”).
Con-way recognizes expense on a straight-line basis over the shorter of (1) the requisite service period stated in the award or (2) the period from the grant date of the award up to the employee’s retirement-eligibility date if the award contains an accelerated-vesting provision. Awards with graded-vesting terms recognize expense on a straight-line basis over the requisite service period for the entire award. The following expense was recognized for share-based compensation:

(Dollars in thousands)	Years ended December 31,
	2013	2012	2011
Salaries, wages and employee benefits	$20,783	$14,464	$12,764
Deferred income tax benefit	(8,090)	(5,616)	(4,935)
Net share-based compensation expense	$12,693	$8,848	$7,829
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
The Board of Directors authorized the issuance of 7,637,432 shares of common stock for the grant of stock options, nonvested stock or other share-based compensation under its equity plans, of which 3,391,554 were available at December 31, 2013.
Nonvested Stock
Awards granted to directors prior to 2012 generally have three-year graded-vesting terms, while those granted in 2012 and after generally vest one year from the award date. Awards granted to employees generally vest three years from the award date. Nonvested stock awards provide for accelerated vesting as a result of a change in control, death or disability (as defined in the award agreement). The awards allow for pro-rata vesting if the award recipient leaves Con-way due to a qualifying retirement during the vesting period. Shares of nonvested stock that are eligible for dividends are valued at the market price of Con-way's common stock at the date of the award. Those awards that are not eligible for dividends are valued at the market price of Con-way’s common stock at the date of award, reduced by the present value of the dividends not received during the vesting period.
The following table summarizes nonvested stock activity for 2013:

	Number of Awards	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2012	817,319	$31.25
Awarded – Employees	294,997	33.19
Awarded – Directors	28,900	34.60
Vested	(275,257)	30.88
Forfeited	(42,889)	31.83
Outstanding at December 31, 2013	823,070	$32.15
The weighted-average grant-date fair value per share for nonvested stock awards granted to employees in 2012 and 2011 was $30.37 and $32.41, respectively. The weighted-average grant-date fair value per share for nonvested stock awards granted to directors in 2012 and 2011 was $33.75 and $38.11, respectively.
The total fair value of nonvested stock that vested in 2013, 2012 and 2011 was $9.4 million, $11.0 million and $5.4 million, respectively, based on Con-way’s closing common stock price on the vesting date. At December 31, 2013, the total unrecorded deferred compensation cost of shares of nonvested stock, net of forfeitures, was $10.5 million, which is expected to be recognized over a weighted-average period of 1.72 years.

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
The following table summarizes PSPU activity for 2013:

	Number of Awards	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2012	235,984	$29.67
Awarded	229,093	32.41
Forfeited	(28,062)	31.02
Outstanding at December 31, 2013	437,015	$31.02
The weighted-average grant-date fair value per share for PSPUs granted in 2012 was $29.67.
At December 31, 2013, the total unrecorded deferred compensation cost of shares of PSPUs, net of forfeitures, was $8.2 million, which is expected to be recognized over a weighted-average period of 1.78 years.
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
The following table summarizes stock option activity for 2013:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	2,400,260	$36.05
Exercised	(760,495)	27.32
Expired or cancelled	(151,024)	45.17
Outstanding at December 31, 2013	1,488,741	$39.59	4.17	$6,917
Exercisable at December 31, 2013	1,302,639	$40.62	3.74	$5,550
The aggregate intrinsic value reported in the table above represents the total pretax value that would have been received by employees and directors had all of the holders exercised their in-the-money stock options on December 31, 2013.
The following table summarizes stock option exercise activity as of December 31:

(Dollars in thousands)	2013	2012	2011
Aggregate intrinsic value of exercised options	$9,868	$1,614	$3,513
Cash received from exercise of options	20,777	3,560	5,532
Tax benefit realized from exercise of options	3,848	629	1,370
At December 31, 2013, the total unrecorded deferred compensation cost of stock options, net of forfeitures, was $0.2 million, which is expected to be recognized over a weighted-average period of 0.75 years.

The following is a summary of the weighted-average assumptions used in the Black-Scholes option-pricing model and the calculated weighted-average grant-date fair value as of December 31:

	2012	2011
Estimated fair value	$11.79	$12.64
Risk-free interest rate	0.7%	2.2%
Expected term (years)	4.91	4.73
Expected volatility	52%	48%
Expected dividend yield	1.37%	1.24%
Stock Appreciation Rights
The cash-settled SARs were granted at the stock price on the grant date and have a three-year graded-vesting term. The awards provide for accelerated vesting if the employee ceases employment due to retirement, death, disability, or a change in control (as defined in the SAR agreement). The SARs were granted in 2010 and became fully vested in January 2013. During the vesting period, compensation cost was recognized based on the proportionate amount of service rendered to date. The SARs are liability-classified awards and, as a result, Con-way re-measures the fair value of the awards each reporting period until the awards are settled. Con-way will recognize any changes in fair value after the vesting period as compensation cost in the current period. The ultimate expense recognized for the SARs is equal to the intrinsic value at settlement. Con-way’s accrued liability for cash-settled SARs of $4.3 million and $3.6 million at December 31, 2013 and 2012 was determined using a weighted-average fair value of $15.13 and $7.43 per SAR at December 31, 2013 and 2012 respectively.
The following table summarizes SAR activity for 2013:

	Number of Rights	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	507,358	$28.92
Exercised	(224,137)	28.92
Outstanding at December 31, 2013	283,221	$28.92	6.11	$3,056
Exercisable at December 31, 2013	283,221	$28.92	6.11	$3,056
The following table summarizes SAR exercise activity as of December 31:

(Dollars in thousands)	2013	2012	2011
Cash paid to settle exercised SARs	$2,382	$51	$559
Realized tax benefit	929	20	218
11. Commitments and Contingencies
Service Contracts
Con-way has agreements with third-party service providers to provide certain information-technology, administrative and accounting services. The payments under the terms of the agreements are subject to change depending on the quantities and types of services consumed. The contracts also contain provisions that allow Con-way to terminate the contract at any time; however, Con-way would be required to pay fees if termination is for causes other than the failure of the service providers to perform.
California Wage and Hour
Con-way is a defendant in several class-action lawsuits alleging violations of the state of California's wage and hour laws. Plaintiffs allege that Con-way failed to pay certain drivers for all compensable time and that certain other drivers were not provided with required meal breaks and rest breaks. Plaintiffs seek to recover unspecified monetary damages, penalties, interest and attorneys' fees. The two primary cases are Jorge R. Quezada v. Con-way Inc., dba Con-way Freight, (the "Quezada" case), and Jose Alberto Fonseca Pina, et al. v. Con-way Freight Inc., et al. (the "Pina" case). The Quezada case was initially filed in February 2009 in San Mateo County Superior Court, and was removed to the U.S. District Court of California, Northern District. The Pina case was initially filed in November 2009 in Monterey County Superior Court and was removed to the U.S.

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
Con-way continues to challenge the certification of the class in both cases, and further contends that plaintiffs' claims are pre-empted by federal law and not substantiated by the facts. Con-way has denied any liability with respect to these claims and intends to vigorously defend itself in these cases. There are multiple factors that prevent Con-way from being able to estimate the amount of potential loss, if any, in excess of its accrued liability that may result from this matter, including: (1) Con-way is vigorously defending itself and believes that it has a number of meritorious legal defenses; and (2) at this early stage in the cases, there are unresolved questions of fact that could be important to the resolution of these matters. Accordingly, Con-way cannot estimate the amount or range of potential loss, if any, in excess of its accrued liability.
Menlo Receivable Dispute
Menlo filed for and received an asset preservation order from the Ningxia High Court in China in April of 2013 in connection with an unpaid accounts receivable balance. The order secures the customer's assets for the equivalent unpaid accounts receivable balance. Following the customer's failure to pay $6.1 million within agreed-upon terms, Menlo, in the fourth quarter of 2012, became less confident of its ability to collect the full amount of the outstanding receivable balance. As a result, Menlo recorded an allowance of $2.3 million in the fourth quarter of 2012. In connection with that action, Menlo seized coal inventory and the customer provided two shareholders' personal guarantees to Menlo in the event the customer fails to pay any or all the unpaid accounts receivable balance after selling all its assets, including the coal inventory. In the second quarter of 2013, new information came to Menlo's attention that caused Menlo to question whether it could continue to recognize any portion of the outstanding receivable balance, including information that raised uncertainty regarding Menlo's ability to realize value from the sale of secured assets of the customer. Accordingly, Menlo wrote off the entire receivable in June 2013. Any proceeds from the sales of any customer assets will be recognized in future periods when and if they occur.
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

•
Logistics. The Logistics segment consists of the operating results of the Menlo business unit, which develops contract-logistics solutions, including the management of complex distribution networks and supply-chain engineering and consulting, and also provides multimodal freight-brokerage services.

•	Truckload. The Truckload segment consists of the operating results of the Con-way Truckload business unit, which provides asset-based full-truckload freight services throughout North America.
In prior years, the Other reporting segment consisted of the operating results of Con-way's trailer manufacturer and certain corporate activities for which the related income or expense was not allocated to other reporting segments. Beginning in the first quarter of 2013, the former Other segment is reported as Corporate and Eliminations in order to reconcile the segment results to the consolidated totals. All years presented reflect this change to the reporting segment structure.

Financial Data
Management evaluates segment performance primarily based on revenue and operating income (loss). Accordingly, investment income, interest expense, and other non-operating items are not reported in segment results. Corporate expenses are generally allocated based on measurable services provided to each segment, or for general corporate expenses, based on segment revenue. Beginning in the first quarter of 2013, defined benefit pension plan costs are no longer allocated from Corporate to the reporting segments. The amount of defined benefit pension cost retained in Corporate and Eliminations was $4.2 million in 2013. In prior periods, the amount of defined benefit pension cost allocated from Corporate to the three reporting segments was $9.6 million in 2012 and $0.4 million in 2011. Inter-segment revenue and related operating income (loss) have been eliminated to reconcile to consolidated revenue and operating income. Transactions between segments are generally based on negotiated prices.

(Dollars in thousands)	Years ended December 31,
	2013	2012	2011
Revenue from External Customers
Freight	$3,424,002	$3,339,605	$3,196,564
Logistics	1,474,507	1,677,279	1,555,422
Truckload	567,255	558,714	532,165
Corporate and Eliminations	7,592	4,649	5,802
	$5,473,356	$5,580,247	$5,289,953
Revenue from Internal Customers
Freight	$42,098	$52,991	$50,543
Logistics	65,892	48,921	34,572
Truckload	69,555	76,842	82,849
Corporate and Eliminations	70,687	53,015	40,883
	$248,232	$231,769	$208,847
Operating Income (Loss)
Freight	$146,047	$143,869	$119,779
Logistics	23,467	44,616	54,747
Truckload	38,691	44,921	34,813
Corporate and Eliminations	748	(4,565)	(1,411)
	$208,953	$228,841	$207,928
Depreciation and Amortization, net of Accretion
Freight	$135,311	$124,372	$109,875
Logistics	7,571	7,532	8,783
Truckload	74,449	69,799	70,003
Corporate and Eliminations	11,905	13,499	12,977
	$229,236	$215,202	$201,638
Capital Expenditures
Freight	$180,576	$190,218	$146,001
Logistics	24,587	7,186	10,055
Truckload	74,637	93,117	131,413
Corporate and Eliminations	2,143	2,614	1,525
	$281,943	$293,135	$288,994
Assets
Freight	$1,529,681	$1,459,576	$1,368,249
Logistics	318,266	302,295	313,253
Truckload	799,775	807,470	791,864
Corporate and Eliminations	632,209	583,074	626,650
	$3,279,931	$3,152,415	$3,100,016

Geographic Data
For geographic reporting, freight transportation revenue is allocated equally between the origin and destination. Revenue for contract services is allocated to the country in which the services are performed. Long-lived assets outside of the United States were immaterial for all periods presented.

(Dollars in thousands)	Years ended December 31,
	2013	2012	2011
Revenue
United States	$5,094,193	$5,189,792	$4,965,630
Canada	116,491	114,451	110,799
Other	262,672	276,004	213,524
Total	$5,473,356	$5,580,247	$5,289,953
13. Quarterly Financial Data
Con-way Inc.
Quarterly Financial Data
(Unaudited)

(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
2013 - Quarter Ended
Operating Results
Revenue	$1,336,164	$1,381,370	$1,398,021	$1,357,801
Operating Income [a]	31,599	76,299	67,675	33,380
Income before Income Tax Provision	16,775	62,849	53,378	21,363
Income Tax Provision	2,770	19,952	22,821	9,669
Net Income	14,005	42,897	30,557	11,694
Per Common Share
Basic Earnings	0.25	0.76	0.54	0.21
Diluted Earnings	0.25	0.75	0.53	0.20
Market Price
High	38.12	39.81	46.04	45.98
Low	29.12	32.25	39.21	38.79
Cash Dividends	0.10	0.10	0.10	0.10
2012 - Quarter Ended
Operating Results
Revenue	$1,366,161	$1,446,096	$1,404,113	$1,363,877
Operating Income [a]	55,690	80,143	55,213	37,795
Income before Income Tax Provision	41,422	64,697	41,158	23,677
Income Tax Provision	15,776	22,897	15,854	11,881
Net Income	25,646	41,800	25,304	11,796
Per Common Share
Basic Earnings	0.46	0.75	0.45	0.21
Diluted Earnings	0.46	0.74	0.45	0.21
Market Price
High	34.69	38.78	37.30	29.91
Low	28.26	30.89	26.51	25.97
Cash Dividends	0.10	0.10	0.10	0.10

[a]	The comparability of Con-way's consolidated operating income was affected by the following unusual income or expense:
	-	A gain of $5.6 million at Con-way Corporate in the second quarter of 2013 from the sale of a property.
	-	A charge of $3.7 million at Logistics in the second quarter of 2013 for an increased reserve on international accounts receivable.
	-	A gain of $3.9 million at Con-way Freight in the second quarter of 2012 from the sale of excess properties.

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
(b) Internal Control Over Financial Reporting.
There have not been any changes in Con-way’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, Con-way’s internal control over financial reporting.
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
Con-way’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2013, and concluded that its internal control over financial reporting is effective. In making this assessment, management utilized the criteria in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The effectiveness of Con-way’s internal control over financial reporting as of December 31, 2013, has been audited by KMPG LLP, the independent registered public accounting firm who also audited Con-way’s consolidated financial statements included in this Annual Report on Form 10-K. The audit report issued by KPMG LLP precedes Item 8, “Financial Statements and Supplementary Data.”
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding directors and executive officers of Con-way is incorporated herein by reference to the material under the headings “Proposal Number 1: Election of Directors,” “Information about the Board of Directors and Certain Board Committees; Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Con-way's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2014 (the “2014 Proxy Statement”).
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
ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive and director compensation is incorporated herein by reference to the material under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables,” “Other Potential Post-Employment Payments,” “Compensation Committee Interlocks and Insider Participation” and “2013 Director Compensation” of the 2014 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the headings “Stock Ownership by Directors and Executive Officers” and “Stock Ownership by Principal Shareholders” of the 2014 Proxy Statement.
Equity Compensation Plan Information
The following table gives information as of December 31, 2013 regarding Company shares that may be issued upon the exercise of options, warrants and rights under all of the Company's existing equity compensation plans (together, the “Equity Plans”).

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,748,826	(2)	$39.59	3,391,554	(3)
Equity compensation plans not approved by security holders	—	(4)	—	—	(4)
Total	2,748,826		$39.59	3,391,554

(1)	The weighted average exercise price is based solely on the outstanding options.
(2)
Includes 324,176 stock options outstanding under the Company’s 1997 Equity and Incentive Plan, 1,155,558 stock options outstanding under the Company’s 2006 Equity and Incentive Plan, and 9,007 stock options outstanding under the Company’s 2012 Equity and Incentive Plan. Also includes 5,952 restricted stock award shares issued under the 2003 Equity Incentive Plan for the Non-Employee Directors, an aggregate of 674,421 restricted stock units and performance share plan units granted under the 2006 Equity and Incentive Plan, and 28,900 restricted stock award shares issued and an aggregate of 550,812 restricted stock units and performance share plan units granted under the 2012 Equity and Incentive Plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the headings “Information about the Board of Directors and Certain Board Committees; Corporate Governance - Policies and Procedures Regarding Related Person Transactions; Transactions with Related Persons” and “- Director Independence Standards” and “- Director Independence” of the 2014 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding principal accounting fees and services is incorporated herein by reference to the material under the heading “Proposal Number 4: Ratification of Appointment of Independent Registered Public Accounting Firm - Fees” of the 2014 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page
(a)	1.	FINANCIAL STATEMENTS:
		Report of Independent Registered Public Accounting Firm by KPMG LLP	30
		Consolidated Balance Sheets at December 31, 2013 and 2012	31
		Statements of Consolidated Income for the years ended December 31, 2013, 2012 and 2011	33
		Statements of Consolidated Comprehensive Income (Loss) for the years ended December 31, 2013, 2012, and 2011	34
		Statements of Consolidated Cash Flows for the years ended December 31, 2013, 2012 and 2011	35
		Statements of Consolidated Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011	36
		Notes to Consolidated Financial Statements	37
	2.	FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation of Qualifying Accounts has been omitted for the allowance for uncollectible accounts and allowance for revenue adjustments because the required information has been included in Note 1, “Principal Accounting Policies,” of Item 8, “Financial Statements and Supplementary Data.”

	3.	EXHIBITS
		Exhibits are being filed in connection with this Report and are incorporated herein by reference. The Exhibit Index on pages 69 through 72 is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Con-way Inc.
(Registrant)

February 25, 2014	/s/ Douglas W. Stotlar
Douglas W. Stotlar
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Douglas W. Stotlar	Director, President and Chief Executive Officer (Principal Executive Officer)	February 25, 2014
Douglas W. Stotlar

/s/ Stephen L. Bruffett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2014
Stephen L. Bruffett

/s/ Kevin S. Coel	Senior Vice President and Controller (Controller)	February 25, 2014
Kevin S. Coel

/s/ Roy W. Templin		February 25, 2014
Roy W. Templin	Chairman

/s/ John J. Anton		February 25, 2014
John J. Anton	Director

/s/ W. Keith Kennedy Jr.		February 25, 2014
W. Keith Kennedy Jr.	Director

/s/ Michael J. Murray		February 25, 2014
Michael J. Murray	Director

/s/ Edith R. Perez		February 25, 2014
Edith R. Perez	Director

/s/ P. Cody Phipps		February 25, 2014
P. Cody Phipps	Director

/s/ John C. Pope		February 25, 2014
John C. Pope	Director

/s/ William J. Schroeder		February 25, 2014
William J. Schroeder	Director

/s/ Peter W. Stott		February 25, 2014
Peter W. Stott	Director

/s/ Chelsea C. White III		February 25, 2014
Chelsea C. White III	Director

INDEX TO EXHIBITS

Exhibit No.
(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession:
	2.1	Con-way Inc. plan for discontinuance of Con-way Forwarding (Item 2.05 to Con-way's Report on Form 8-K (File No. 1-05046) filed on June 5, 2006*).
	2.2	Con-way Inc. plan for reorganization of Con-way Freight Inc. (Item 7.01 to Con-way's Report on Form 8-K (File No. 1-05046) filed on August 22, 2007*).
	2.3	Con-way Inc. plan for reorganization of Con-way Freight Inc. (Item 2.05 to Con-way's Report on Form 8-K (File No. 1-05046) filed on November 3, 2008*).
	2.4	Con-way Inc. plan for reorganization of Con-way Freight Inc. (Item 2.05 to Con-way's Report on Form 8-K (File No. 1-05046) filed on December 8, 2008*).
(3)	Articles of incorporation and Bylaws:
	3.1	Con-way Inc. Certificate of Incorporation, as amended May 8, 2013.
	3.2	Con-way Inc. Bylaws, as amended May 7, 2013.
(4)	Instruments defining the rights of security holders, including indentures:
	4.1	Form of Indenture between CNF Transportation Inc. and Bank One Trust Company, National Association (Exhibit 4(d)(i) to Con-way's Form 8-K (File No. 1-05046) dated March 3, 2000*).
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

	4.8	First Amendment to Credit Agreement and Subsidiary Guaranty Agreement dated August 2, 2011 (Exhibit 10.1 to Con-way's Report on Form 8-K filed on August 2, 2011*).
	4.9	Second Amendment to Credit Agreement dated June 28, 2013 (Exhibit 99.1 to Con-way's Report on Form 8-K filed on July 1, 2013*).

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

69

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

10.13	Directors Business Travel Insurance Plan (Exhibit 10.13 to Con-way's Form 10-K for the year ended December 31, 2012*#).
10.14	Emery Air Freight Plan for Retirees, effective October 31, 1987 (Exhibit 4.23 to the Emery Air Freight Corporation Quarterly Report on Form 10-Q ended September 30, 1987*#).
10.15
Separation Agreement and General Release between Con-way Freight Inc. and David S. McClimon effective September 28, 2007 (Exhibit 99 to Con-way's Report on Form 8-K (File No. 1-05046) filed on October 1, 2007*#).

10.16	Con-way Inc. Deferred Compensation Plan for Non-Employee Directors Amended and Restated December 2008 (Exhibit 10.50 to Con-way's Form 10-K (File No. 1-05046) for the year ended December 31, 2008*#).
10.17
Con-way Inc. 2005 Deferred Compensation Plan for Non-Employee Directors Amended and Restated December 2008 (Exhibit 10.51 to Con-way's Form 10-K (File No. 1-05046) for the year ended December 31, 2008*#).

10.18
Con-way Inc. Amended and Restated 2003 Equity Incentive Plan for Non-Employee Directors Amended and Restated December 2011 (Exhibit 10.34 to Con-way's Form 10-K for the year ended December 31, 2011*#).

10.19	Con-way Inc. 1997 Equity and Incentive Plan (2006 Amendment and Restatement) (Exhibit 99.7 to Con-way's Report on Form 8-K (File No. 1-05046) filed on December 6, 2005*#).
10.20	Con-way Inc. 2006 Equity and Incentive Plan Amended and Restated December 2008 (Exhibit 10.52 to Con-way's Form 10-K (File No. 1-05046) for the year ended December 31, 2008*#).
10.21	Amendment No. 1 to the Con-way Inc. 2006 Equity and Incentive Plan Amended and Restated December 2008 (Exhibit 99.7 to Con-way's Report on Form 8-K filed on December 18, 2009*#).
10.22	Con-way Inc. 2012 Equity and Incentive Plan (Appendix A to Con-way's Proxy Statement filed on April 3, 2012*#).
10.23
Con-way Inc. 1993 Deferred Compensation Plan for Executives and Key Employees Amended and Restated December 2008 (Exhibit 10.53 to Con-way's Form 10-K (File No. 1-05046) for the year ended December 31, 2008*#).

10.24
Con-way Inc. 2005 Deferred Compensation Plan for Executives and Key Employees Amended and Restated December 2008 (Exhibit 10.54 to Con-way's Form 10-K (File No. 1-05046) for the year ended December 31, 2008*#).

10.25	Con-way Inc. 2005 Supplemental Excess Retirement Plan (Amended and Restated December 2008) (Exhibit 10.57 to Con-way's Form 10-K (File No. 1-05046) for the year ended December 31, 2008*#).

70

10.26
Compliance Amendment 2012-1 to the Con-way Inc. 2005 Supplemental Excess Retirement Plan (Amended and Restated December 2008)(Exhibit 10.1 to Con-way's Form 10-Q for the quarter ended September 30, 2012*#).

10.27	Con-way Inc. Supplemental Retirement Savings Plan Amended and Restated December 2008 (Exhibit 10.58 to Con-way's Form 10-K (File No. 1-05046) for the year ended December 31, 2008*#).
10.28	Amendment No. 1 to Con-way Inc. Supplemental Retirement Savings Plan Amended and Restated December 2008 (Exhibit 10.53 to Con-way's Form 10-K for the year ended December 31, 2009*#).
10.29	Amendment No. 2 to Con-way Inc. Supplemental Retirement Savings Plan Amended and Restated December 2008 (Exhibit 10.54 to Con-way's Form 10-K for the year ended December 31, 2009*#).
10.30	Amendment No. 3 to Con-way Inc. Supplemental Retirement Savings Plan Amended and Restated December 2008 (Exhibit 10.55 to Con-way's Form 10-K for the year ended December 31, 2011*#).
10.31	Amendment No. 4 to Con-way Inc. Supplemental Retirement Savings Plan Amended and Restated December 2008 (Exhibit 10.33 to Con-way's Form 10-K for the year ended December 31, 2012*#).
10.32	Form of Severance Agreement (Change in Control) for Douglas W. Stotlar (Exhibit 99.1 to Con-way's Report on Form 8-K filed on December 18, 2009*#).
10.33	Form of Severance Agreement (Change in Control) for Stephen L. Bruffett (Exhibit 99.2 to Con-way's Report on Form 8-K filed on December 18, 2009*#).
10.34	Form of Severance Agreement (Change in Control) for Robert L. Bianco Jr. (Exhibit 99.3 to Con-way's Report on Form 8-K filed on December 18, 2009*#).
10.35	Form of Severance Agreement (Change in Control) for Leslie P. Lundberg (Exhibit 10.61 to Con-way's Form 10-K for the year ended December 31, 2009*#).
10.36	Form of Severance Agreement (Change in Control) for Kevin S. Coel (Exhibit 10.63 to Con-way's Form 10-K for the year ended December 31, 2009*#).
10.37	Form of Amendment No. 1 to Severance Agreement (Change in Control) (Exhibit 10.64 to Con-way's Form 10-K for the year ended December 31, 2009*#).
10.38	Form of Amendment No. 2 to Severance Agreement (Change in Control)(Exhibit 10.2 to Con-way's Form 10-Q for the quarter ended September 30, 2012*#).
10.39	Form of Severance Agreement (Change in Control) for Stephen K. Krull (Exhibit 10.4 to Con-way's Form 10-Q for the quarter ended September 30, 2012*#).
10.40	Form of Severance Agreement (Change in Control) for W. Gregory Lehmkuhl (Exhibit 10.5 to Con-way's Form 10-Q for the quarter ended September 30, 2012*#).
10.41	Form of Severance Agreement (Change in Control) for C. Randal Mullett (Exhibit 10.6 to Con-way's Form 10-Q for the quarter ended September 30, 2012*#).
10.42	Form of Non-Change in Control Severance Policy (Con-way Inc. and Con-way Enterprise Services, Inc.) (Exhibit 10.11 to Con-way's Form 10-Q for the quarter ended September 30, 2012*#).
10.43	Form of Non-Change in Control Severance Policy (Con-way Affiliates) (Exhibit 10.12 to Con-way's Form 10-Q for the year ended September 30, 2012*#).
10.44	Con-way Inc. Executive Incentive Plan (Exhibit 10.3 to Con-way's Form 10-Q for the quarter ended March 31, 2013*#).
10.45	Amended and Restated Form of Severance Agreement (Non-Change in Control) for Douglas W. Stotlar (Exhibit 99.1 to Con-way's Report on Form 8-K filed on June 24, 2010*#).
10.46	Amended and Restated Form of Severance Agreement (Non-Change in Control) for Stephen L. Bruffett (Exhibit 99.2 to Con-way's Report on Form 8-K filed on June 24, 2010*#).
10.47	Amended and Restated Form of Severance Agreement (Non-Change in Control) for Robert L. Bianco Jr. (Exhibit 99.3 to Con-way's Report on Form 8-K filed on June 24, 2010*#).
10.48	Amended and Restated Form of Severance Agreement (Non-Change in Control) for Leslie P. Lundberg (Exhibit 10.74 to Con-way's Form 10-K for the year ended December 31, 2010*#).
10.49	Amended and Restated Form of Severance Agreement (Non-Change in Control) for Kevin S. Coel (Exhibit 10.76 to Con-way's Form 10-K for the year ended December 31, 2010*#).
10.50	Form of Amendment No. 1 to Severance Agreement (Non-Change in Control) (Exhibit 10.74 to Con-way's Form 10-K for the year ended December 31, 2009*#).
10.51	Form of Amendment No. 2 to Amended and Restated Severance Agreement (Non-Change in Control) (Exhibit 10.7 to Con-way's Form 10-Q for the quarter ended September 30, 2012*#).
10.52	Form of Severance Agreement (Non-Change in Control) for Stephen K. Krull (Exhibit 10.9 to Con-way's Form 10-Q for the quarter ended September 30, 2012*#).

71

	10.53	Form of Severance Agreement (Non-Change in Control) for W. Gregory Lehmkuhl (Exhibit 10.10 to Con-way's Form 10-Q for the quarter ended September 30, 2012*#).
	10.54	Form of Restricted Stock Award Agreement for Non-Employee Directors (Exhibit 10.1 to Con-way's Form 10-Q for the quarter ended June 30, 2013*#).
	10.55	Form of Stock Option Agreement (Exhibit 99.10 to Con-way's Report on Form 8-K (File No. 1-05046) filed on December 6, 2005*#).
	10.56	Form of Stock Option Agreement (Exhibit 99.2 to Con-way's Report on Form 8-K (File No. 1-05046) filed on September 29, 2006*#).
	10.57	Form of Stock Appreciation Rights Agreement (Exhibit 99.2 to Con-way's Report on Form 8-K filed on February 11, 2010*#).
	10.58	Form of Stock Option Agreement (Exhibit 99.1 to Con-way's Report on Form 8-K filed on February 9, 2011*#).
	10.59	Form of Restricted Stock Unit Grant Agreement (Exhibit 10.1 to Con-way's Form 10-Q for the quarter ended March 31, 2012*#).
	10.60	Form of Restricted Stock Unit Grant Agreement (Exhibit 10.1 to Con-way's Form 10-Q for the quarter ended March 31, 2013*#).
	10.61	Form of Performance Share Plan Unit Grant Agreement (Exhibit 10.2 to Con-way's Form 10-Q for the quarter ended March 31, 2012*#).
	10.62	Form of Performance Share Plan Unit Grant Agreement (Exhibit 10.2 to Con-way's Form 10-Q for the quarter ended March 31, 2013*#).
(12)	Computation of ratios of earnings to fixed charges.
(21)	Significant Subsidiaries of Con-way Inc.
(23)	Consent of Independent Registered Public Accounting Firm.
(31)	Certification of Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional documents:
99.1
Con-way Inc. 2014 Notice of Annual Meeting and Proxy Statement filed on Form DEF 14A. (Only those portions referenced herein are incorporated in this Form 10-K. Other portions are not required and, therefore, are not “filed” as a part of this Form 10-K.*)

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

72