Form 10-Q
period 2014-03-31
Con-way Inc.
filed 2014-04-30
CIK 23675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of common stock, $0.625 par value, outstanding as of March 31, 2014 was 57,053,664.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Con-way Inc.
Consolidated Balance Sheets

(Dollars in thousands)	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$405,732	$484,502
Trade accounts receivable, net	657,932	575,013
Other accounts receivable	51,226	51,063
Operating supplies, at lower of average cost or market	24,780	23,910
Prepaid expenses and other current assets	75,227	57,961
Deferred income taxes	15,411	15,332
Total Current Assets	1,230,308	1,207,781

Property, Plant and Equipment
Land	193,292	193,364
Buildings and leasehold improvements	857,089	856,038
Revenue equipment	1,855,435	1,857,737
Other equipment	347,290	353,205
	3,253,106	3,260,344
Accumulated depreciation	(1,615,093)	(1,603,511)
Net Property, Plant and Equipment	1,638,013	1,656,833

Other Assets
Deferred charges and other assets	32,977	32,200
Capitalized software, net	21,544	21,488
Employee benefits	15,342	15,018
Intangible assets, net	8,051	8,640
Goodwill	337,898	337,971
	415,812	415,317
Total Assets	$3,284,133	$3,279,931

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.
Consolidated Balance Sheets

(Dollars in thousands, except per share data)	March 31,	December 31,
	2014	2013
Liabilities and Shareholders' Equity	(Unaudited)
Current Liabilities
Accounts payable	$392,642	$390,537
Accrued liabilities	230,456	229,078
Self-insurance accruals	117,429	105,063
Short-term borrowings	1,876	1,588
Current maturities of capital leases	19,357	19,685
Total Current Liabilities	761,760	745,951

Long-Term Liabilities
Long-term debt	719,191	719,155
Long-term obligations under capital leases	17,457	16,185
Self-insurance accruals	146,316	142,307
Employee benefits	211,383	240,171
Other liabilities and deferred credits	37,294	39,524
Deferred income taxes	241,616	237,949
Total Liabilities	2,135,017	2,141,242

Commitments and Contingencies (Note 8)

Shareholders' Equity
Common stock, $0.625 par value; authorized 100,000,000 shares; issued 64,781,259 and 64,592,756 shares, respectively	40,467	40,349
Additional paid-in capital, common stock	657,630	653,487
Retained earnings	1,050,662	1,043,472
Cost of repurchased common stock (7,727,595 and 7,669,889 shares, respectively)	(331,288)	(329,088)
Accumulated other comprehensive loss	(268,355)	(269,531)
Total Shareholders' Equity	1,149,116	1,138,689
Total Liabilities and Shareholders' Equity	$3,284,133	$3,279,931

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.
Statements of Consolidated Income
(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended
	March 31,
	2014	2013
Revenue	$1,368,843	$1,336,164

Costs and Expenses
Salaries, wages and employee benefits	537,252	517,841
Purchased transportation	332,985	348,523
Other operating expenses	162,236	157,697
Fuel and fuel-related taxes	136,702	137,412
Depreciation and amortization	59,611	55,928
Purchased labor	42,220	27,982
Rents and leases	33,959	29,850
Maintenance	30,816	29,332
	1,335,781	1,304,565
Operating Income	33,062	31,599

Other Income (Expense)
Investment income	161	164
Interest expense	(13,306)	(13,505)
Miscellaneous, net	(695)	(1,483)
	(13,840)	(14,824)
Income before Income Tax Provision	19,222	16,775
Income Tax Provision	6,329	2,770
Net Income	$12,893	$14,005

Weighted-Average Common Shares Outstanding
Basic	56,957,433	56,096,637
Diluted	57,540,068	56,731,972
Earnings per Common Share
Basic	$0.23	$0.25
Diluted	$0.22	$0.25
Cash Dividends Declared per Common Share	$0.10	$0.10

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.
Statements of Consolidated Comprehensive Income
(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended
	March 31,
	2014	2013
Net Income	$12,893	$14,005

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	122	440
Employee benefit plans
Net actuarial loss included in net periodic benefit expense or income, net of deferred tax of $794 and $1,922, respectively	1,243	3,007
Amortization of prior service cost or credit included in net periodic benefit expense or income, net of deferred tax of $122 and $61, respectively	(189)	95
	1,054	3,102
Total Other Comprehensive Income	1,176	3,542
Comprehensive Income	$14,069	$17,547

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.
Statements of Consolidated Cash Flow
(Unaudited)

(Dollars in thousands)	Three Months Ended
	March 31,
	2014	2013
Cash and Cash Equivalents, Beginning of Period	$484,502	$429,784
Operating Activities
Net income	12,893	14,005
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, net of accretion	59,409	55,673
Non-cash compensation and employee benefits	4,761	9,180
Increase in deferred income taxes	1,709	5,556
Provision for uncollectible accounts	439	401
Loss (gain) from sales of property and equipment, net	(1,211)	249
Changes in assets and liabilities:
Receivables	(87,887)	(49,353)
Prepaid expenses	(18,051)	(9,307)
Accounts payable	34,843	26,290
Accrued variable compensation	(26,787)	(44,256)
Accrued liabilities, excluding accrued variable compensation and employee benefits	35,301	39,831
Self-insurance accruals	13,546	(1,157)
Accrued income taxes	1,608	(5,483)
Employee benefits	(33,860)	(15,675)
Other	(1,256)	1,393
Net Cash Provided by (Used in) Operating Activities	(4,543)	27,347
Investing Activities
Capital expenditures	(70,478)	(49,686)
Software expenditures	(2,637)	(960)
Proceeds from sales of property and equipment	5,842	1,396
Proceeds from sales of marketable securities	—	3,200
Net Cash Used in Investing Activities	(67,273)	(46,050)
Financing Activities
Payment of capital leases	(2,866)	(3,173)
Net proceeds from (repayment of) short-term borrowings	286	(4,162)
Proceeds from exercise of stock options	824	5,669
Excess tax benefit from share-based compensation	505	733
Payments of common dividends	(5,703)	(5,617)
Net Cash Used in Financing Activities	(6,954)	(6,550)
Decrease in Cash and Cash Equivalents	(78,770)	(25,253)
Cash and Cash Equivalents, End of Period	$405,732	$404,531

Supplemental Disclosure
Cash paid for income taxes, net	$2,554	$1,897
Cash paid for interest	$15,735	$15,929
Non-cash Investing and Financing Activities
Property, plant and equipment acquired through partial non-monetary exchanges	$2,518	$6,394
Property, plant and equipment acquired through capital lease	$3,810	$—

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
Basis of Presentation
These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and Rule 10-01 of Regulation S-X, and should be read in conjunction with Con-way’s 2013 Annual Report on Form 10-K. Accordingly, significant accounting policies and other disclosures normally provided have been reduced or omitted. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary to present fairly Con-way’s financial position, results of operations and cash flows for the periods presented. Results for the interim periods presented are not necessarily indicative of annual results.
Earnings per Share (“EPS”)
Basic EPS is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted EPS is calculated as follows:

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2014	2013
Numerator:
Net income	$12,893	$14,005
Denominator:
Weighted-average common shares outstanding	56,957,433	56,096,637
Stock options and nonvested stock	582,635	635,335
	57,540,068	56,731,972

Diluted Earnings per Share	$0.22	$0.25
Anti-dilutive stock options excluded from the computation of diluted EPS	899,241	1,141,137
Property, Plant and Equipment
Con-way periodically evaluates whether changes in estimated useful lives or salvage values are necessary to ensure that these estimates accurately reflect the economic use of the assets. In response to conditions in the used-trailer market, Con-way Truckload increased the estimated salvage values for certain of its trailers in the fourth quarter of 2013. The effect of the change in estimate decreased depreciation expense and increased operating income for the first quarter of 2014 by $1.8 million. As a result of this change, net income in the first quarter of 2014 increased by $1.1 million and basic and diluted EPS increased $0.02 per share.
New Accounting Standards
As of March 31, 2014, there are no material new accounting standards that have been issued but not yet adopted by Con-way.

2. Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the gross carrying amounts of goodwill:

(Dollars in thousands)	Logistics	Truckload	Corporate and Eliminations	Total
Goodwill	$55,888	$464,598	$727	$521,213
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)
Balances at December 31, 2012	7,652	329,785	727	338,164

Change in foreign currency exchange rates	(193)	—	—	(193)

Goodwill	55,695	464,598	727	521,020
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)
Balances at December 31, 2013	7,459	329,785	727	337,971

Change in foreign currency exchange rates	(73)	—	—	(73)

Goodwill	55,622	464,598	727	520,947
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)
Balances at March 31, 2014	$7,386	$329,785	$727	$337,898
Intangible Assets
Intangible assets are amortized on a straight-line basis over their estimated useful life. Amortization expense was $0.6 million for the first quarter of 2014 and 2013. Intangible assets consisted of the following:

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$23,088	$15,037	$23,088	$14,448
Con-way's customer-relationship intangible asset relates to the Con-way Truckload business unit. Estimated future amortization expense is presented in the following table:

(Dollars in thousands)
Years ending December 31:
Remaining nine months of 2014	$1,767
2015	2,356
2016	2,356
2017	1,572
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

•
Logistics. The Logistics segment consists of the operating results of the Menlo Worldwide Logistics ("Menlo") business unit, which develops contract-logistics solutions, including the management of complex distribution networks and supply-chain engineering and consulting, and also provides multimodal freight-brokerage services.

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

(Dollars in thousands)	Three Months Ended March 31,
	2014	2013
Revenue from External Customers
Freight	$836,329	$817,136
Logistics	389,372	378,728
Truckload	140,597	138,349
Corporate and Eliminations	2,545	1,951
	$1,368,843	$1,336,164
Revenue from Internal Customers
Freight	$11,698	$10,400
Logistics	16,993	13,629
Truckload	15,413	18,654
Corporate and Eliminations	14,390	14,652
	$58,494	$57,335
Operating Income (Loss)
Freight	$18,565	$16,024
Logistics	6,174	6,532
Truckload	6,380	9,955
Corporate and Eliminations	1,943	(912)
	$33,062	$31,599
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
Financial Assets Measured at Fair Value on a Recurring Basis
The following table summarizes the valuation of financial instruments within the fair-value hierarchy:

	March 31, 2014
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents	$343,499	$58,092	$285,407	$—

	December 31, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents	$441,199	$99,092	$342,107	$—
Cash equivalents consist of short-term interest-bearing instruments (primarily commercial paper, certificates of deposit and money-market funds) with maturities of three months or less at the date of purchase.
Money-market funds reflect their published net asset value and are classified as Level 1 instruments. Commercial paper and certificates of deposit are generally valued using published interest rates for instruments with similar terms and maturities, and accordingly, are classified as Level 2 instruments. At March 31, 2014, the weighted-average remaining maturity of the cash equivalents was less than one month. Based on their short maturities, the carrying amount of the cash equivalents approximates their fair value.

5. Employee Benefit Plans
In the periods presented, certain employees of Con-way and its subsidiaries in the U.S. were covered under several retirement benefit plans, including defined benefit pension plans, defined contribution retirement plans and a postretirement medical plan. See Note 9, “Employee Benefit Plans,” of Item 8, “Financial Statements and Supplementary Data,” in Con-way’s 2013 Annual Report on Form 10-K for additional information concerning its employee benefit plans.
Defined Benefit Pension Plans
As a result of plan amendments in previous years, no additional benefits accrue under these plans and already-accrued benefits will not be adjusted for future increases in compensation. The following table summarizes the components of net periodic benefit expense (income) for Con-way’s domestic defined benefit pension plans:

	Qualified Pension Plans		Non-Qualified Pension Plans
	Three Months Ended March 31,		Three Months Ended March 31,
(Dollars in thousands)	2014	2013	2014	2013
Interest cost on benefit obligation	$18,871	$17,589	$862	$804
Expected return on plan assets	(23,327)	(22,657)	—	—
Amortization of actuarial loss	2,475	4,650	219	279
Amortization of prior-service costs	404	418	1	1
Net periodic benefit expense (income)	$(1,577)	$—	$1,082	$1,084
Con-way expects to make contributions of approximately $60 million to its qualified pension plans in 2014, including $29.5 million contributed through March 2014.
Defined Contribution Retirement Plans
Con-way’s cost for defined contribution retirement plans was $13.6 million in the first quarter of 2014, compared to $13.3 million in the same period of 2013.
Postretirement Medical Plan
The following table summarizes the components of net periodic benefit expense (income) for the postretirement medical plan:

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Service cost	$271	$429
Interest cost on benefit obligation	672	891
Amortization of actuarial gain	(657)	—
Amortization of prior-service credit	(716)	(263)
Net periodic benefit expense (income)	$(430)	$1,057
6. Share-Based Compensation
Under terms of its share-based compensation plans, Con-way grants various types of share-based compensation awards to employees and directors. The plans provide for awards in the form of nonvested stock (also known as restricted stock), performance-share plan units, stock options and stock appreciation rights ("SARs"). See Note 10, “Share-Based Compensation,” of Item 8, “Financial Statements and Supplementary Data,” in Con-way’s 2013 Annual Report on Form 10-K for additional information concerning its share-based compensation awards. The following expense was recognized for share-based compensation:

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Salaries, wages and employee benefits	$3,330	$6,031
Deferred income tax benefit	(1,299)	(2,347)
Net share-based compensation expense	$2,031	$3,684
At March 31, 2014 and December 31, 2013, Con-way had recognized accrued liabilities for cash-settled SARs of $4.6 million and $4.3 million, respectively, using a weighted-average fair value per SAR of $16.18 and $15.13, respectively.

7. Income Taxes
Con-way's first-quarter effective tax rates in 2014 and 2013 were 32.9% and 16.5%, respectively. The customary relationship between income tax expense and pretax income was affected by discrete adjustments. In the first quarter of 2014 and 2013, the effective tax rates included discrete tax benefits of $1.3 million and $3.4 million, respectively. In the first quarter of 2014, the discrete items primarily related to the expiration of the statute of limitations on uncertain tax positions. In the first quarter of 2013, the discrete items primarily related to the alternative-fuel tax credits for 2012 that were recognized in the first quarter of 2013 because of a retroactive change to tax laws. Excluding discrete items, the effective tax rate in 2013 benefited from the 2013 alternative-fuel credit; this credit is not expected to be available for 2014.
Other accounts receivable in the consolidated balance sheets include income tax receivables of $5.8 million and $10.6 million at March 31, 2014 and December 31, 2013, respectively.
8. Commitments and Contingencies
Service Contracts
Con-way has agreements with third-party service providers to perform certain information-technology, administrative and accounting services. The payments under the terms of the agreements are subject to change depending on the quantities and types of services consumed. The contracts also contain provisions that allow Con-way to terminate the contract at any time; however, Con-way would be required to pay fees if termination is for causes other than the failure of the service providers to perform.
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
Con-way continues to challenge the certification of the class in both cases, and further contends that plaintiffs' claims are preempted by federal law and not substantiated by the facts. Con-way has denied any liability with respect to these claims and intends to vigorously defend itself in these cases. There are multiple factors that prevent Con-way from being able to estimate the amount of potential loss, if any, in excess of its accrued liability that may result from this matter, including: (1) Con-way is vigorously defending itself and believes that it has a number of meritorious legal defenses; and (2) at this early stage in the cases, there are unresolved questions of fact that could be important to the resolution of these matters. Accordingly, Con-way cannot estimate the amount or range of potential loss, if any, in excess of its accrued liability.
Unclaimed-Property Audits
Con-way is currently being audited by eight states, primarily the State of Delaware, for compliance with unclaimed-property laws. The property subject to review in this audit process generally includes unclaimed securities and unclaimed payments and refunds to employees, vendors and customers. State and federal escheat laws generally require companies to report and remit unclaimed property to the states. Con-way believes it has procedures in place to comply with these laws. The audits of Con-way securities were completed in the third quarter of 2013 with no material findings and the remaining audits will continue into 2014. Given the current stage of the remaining audits, Con-way cannot estimate the amount or range of potential loss.
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

9. Shareholders' Equity
Accumulated Other Comprehensive Loss
All changes in equity, except those resulting from investments by owners and distributions to owners, are reported in the statements of consolidated comprehensive income. The following is a summary of the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment	Employee Benefit Plans	Total
Balances at December 31, 2013	$(424)	$(269,107)	$(269,531)
Other comprehensive income before reclassifications	122	—	122
Amounts reclassified from accumulated other comprehensive loss	—	1,054	1,054
Balances at March 31, 2014	$(302)	$(268,053)	$(268,355)

	Foreign Currency Translation Adjustment	Employee Benefit Plans	Total
Balances at December 31, 2012	$(1,295)	$(455,166)	$(456,461)
Other comprehensive income before reclassifications	440	—	440
Amounts reclassified from accumulated other comprehensive loss	—	3,102	3,102
Balances at March 31, 2013	$(855)	$(452,064)	$(452,919)
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

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2014	2013
Revenue	$1,368,843	$1,336,164

Operating expenses	1,335,781	1,304,565
Operating income	33,062	31,599
Other income (expense)	(13,840)	(14,824)
Income before income tax provision	19,222	16,775
Income tax provision	6,329	2,770
Net income	$12,893	$14,005

Diluted earnings per share	$0.22	$0.25

Overview
Con-way's consolidated revenue for the first quarter of 2014 increased 2.4% from the same period of 2013, primarily the result of increased revenue from Freight and Logistics. Revenue at Freight increased in the first quarter primarily from higher revenue per hundredweight. Revenue at Logistics increased in the first quarter primarily from new warehouse-management business.
Con-way's consolidated operating income in the first quarter increased 4.6% to $33.1 million in 2014 from $31.6 million in the same period of 2013. Results in the first quarter of 2014 were adversely affected by the prolonged period of severe winter weather, which reduced 2014 first-quarter operating income by an estimated $20 million.
Con-way's first quarter effective tax rates in 2014 and 2013 were 32.9% and 16.5%, respectively. Both years included discrete tax adjustments that impacted the effective tax rate, as more fully discussed in Note 7, “Income Taxes,” of Item 1, “Financial Statements.”
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

Freight
The following table compares operating results, operating margins, and the percentage change in selected operating statistics of the Freight reporting segment:

(Dollars in thousands)	Three Months Ended March 31,
	2014	2013
Revenue before inter-segment eliminations	$848,027	$827,536

Salaries, wages and employee benefits	392,371	377,745
Purchased transportation	138,574	145,914
Other operating expenses	121,615	124,316
Fuel and fuel-related taxes	95,080	93,844
Depreciation and amortization	36,670	32,384
Purchased labor	11,450	3,972
Rents and leases	11,312	11,762
Maintenance	22,390	21,575
Total operating expenses	829,462	811,512
Operating income	$18,565	$16,024

Operating margin	2.2%	1.9%

2014 vs. 2013
Selected Operating Statistics
Weight per day	+0.3%
Revenue per hundredweight ("yield")	+1.0%
Shipments per day	-3.1%
Weight per shipment	+3.5%
Freight's revenue in the first quarter of 2014 increased 2.5% from the same period of 2013 due to a 1.0% increase in yield, a half-day increase in the number of working days, and a 0.3% increase in weight per day. The increased yield is a result of increased base rates. The increase in weight per day reflects a 3.5% increase in weight per shipment offset by a 3.1% decrease in shipments per day.
Yield excluding fuel surcharges increased by 1.0% in the first quarter of 2014 from the same period of 2013. Freight's fuel-surcharge revenue decreased to 17.7% of revenue from 17.8% in 2013. Fuel surcharges are only one part of Con-way Freight's overall rate structure, and the total price that Con-way Freight receives from customers for its services is governed by market forces, as more fully discussed below in Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Fuel.”
Freight's operating income increased 15.9% in the first quarter of 2014 from the same period of 2013 as the result of higher revenue and an improved operating margin. Operating income benefited from Freight's lane-based pricing and linehaul optimization initiatives, which were implemented over the course of 2013, and recent cost-containment initiatives. The severe winter weather experienced during the first quarter of 2014 negatively affected operating income by an estimated $18 million due to increased costs and lower tonnage growth. The increased costs related primarily to lower employee and equipment productivity, increased snow removal, propane price hikes and excess diesel fuel consumption.
Expenses for salaries, wages and employee benefits increased 3.9% in the first quarter of 2014 from the same period of 2013 due to increased benefits and salaries and wages expense (excluding variable compensation). Employee benefit expense increased 10.3% in the first quarter of 2014 from the same period of 2013, primarily due to increased workers' compensation expense and employee medical benefits. The increase in workers' compensation expense was due to increases in the expense per claim and the number of claims. Employee medical benefits expense increased due to an increase in the expense per claim, partially offset by a decrease in the number of claims. Salaries and wages (excluding variable compensation) increased 1.5% in the first quarter of 2014 from the same period of 2013, primarily due to increased mileage wages for drivers resulting from a shift in the proportion of miles driven by company drivers as opposed to third-party carriers.
Purchased transportation expense decreased 5.0% in the first quarter of 2014 from the same period of 2013 due to decreased third-party miles. The decrease in third-party miles is the result of Con-way's ongoing line-haul optimization initiative.

Other operating expenses decreased 2.2% in the first quarter of 2014 from the same period of 2013 primarily due to decreased costs for vehicular claims. This decrease was partially offset by increased costs for cargo claims. Decreased vehicular claims expense was due to a decrease in the cost per claim, partially offset by an increase in the number of claims. Increased costs for cargo claims resulted from an increase in the number of claims and the cost per claim.
Expense for fuel and fuel-related taxes increased 1.3% in the first quarter of 2014 from the same period of 2013 primarily due to increased propane costs, partially offset by lower diesel fuel expense. Propane, mainly used for forklifts, experienced a nationwide shortage as a result of severe winter weather which increased the cost per gallon. Diesel fuel expense decreased as a result of a lower cost per gallon, partially offset by higher diesel fuel consumption due to increased miles driven by company drivers.
Depreciation and amortization expense increased 13.2% in the first quarter of 2014 from the same period of 2013, primarily due to the replacement of older tractors with newer models. Newer models are more costly due in part to the inclusion of more expensive emissions-control and safety technology.
Purchased labor expense increased $7.5 million in the first quarter of 2014 from the same period of 2013 due to more of this source of labor being used for freight-handling functions and a decrease in productivity due in part to severe winter weather.
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

(Dollars in thousands)	Three Months Ended March 31,
	2014	2013
Revenue before inter-segment eliminations	$406,365	$392,357
Purchased transportation	(223,875)	(235,200)
Net revenue	182,490	157,157

Salaries, wages and employee benefits	70,615	65,330
Other operating expenses	50,709	43,540
Fuel and fuel-related taxes	293	151
Depreciation and amortization	2,838	2,203
Purchased labor	28,830	21,668
Rents and leases	22,160	17,163
Maintenance	871	570
Total operating expenses excluding purchased transportation	176,316	150,625
Operating income	$6,174	$6,532

Operating margin on revenue	1.5%	1.7%
Operating margin on net revenue	3.4%	4.2%
In the first quarter of 2014, Logistics' revenue increased 3.6% from the same quarter of 2013 due to a 22.3% increase in revenue from warehouse-management services, partially offset by an 8.4% decrease in revenue from transportation-management services. Increased revenue from warehouse management is primarily related to new contracts which began in the second and third quarters of 2013. Additionally, volumes at existing warehouse customers increased. Decreased revenue from transportation management includes the effect of the termination of certain customer contracts and lower volumes from existing contracts.
Logistics' net revenue increased 16.1% in the first quarter of 2014 from the same quarter of 2013. Growth in net revenue resulted from increased revenue from warehouse-management services. Purchased transportation expense decreased by 4.8% as a result of decreased revenue from transportation management.

Logistics' operating income decreased 5.5% in the first quarter of 2014 from the same quarter of 2013. Lower operating income was largely due to increased expenses for purchased labor and rents and leases. Lower operating income also reflects a decline in transportation-management margins on net revenue. Additionally, Logistics’ operating margin on net revenue was adversely affected by an increase in the proportion of net revenue earned from warehouse-management services, which generally have a lower margin on net revenue than transportation-management services.
Salaries, wages and employee benefits increased 8.1% in the first quarter of 2014 from the same quarter of 2013 due largely to a 9.3% increase in salaries and wages (excluding variable compensation) as a result of increased headcount to support new business from warehouse-management services.
Other operating expenses increased 16.5% in the first quarter of 2014 from the same quarter of 2013 primarily due to higher expenses for facilities and other warehouse-related costs in support of increased volumes relating to warehouse-management contracts.
Purchased labor expense increased 33.1% in the first quarter of 2014 from the same quarter of 2013 primarily due to increased volumes relating to warehouse-management contracts.
Expenses for rents and leases increased 29.1% in the first quarter of 2014 from the same quarter of 2013 primarily due to several large warehouse-management contracts which began in the second and third quarters of 2013.
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

(Dollars in thousands)	Three Months Ended March 31,
	2014	2013
Freight revenue	$115,413	$116,280
Fuel-surcharge revenue	34,922	36,082
Other revenue	5,675	4,641
Revenue before inter-segment eliminations	156,010	157,003

Salaries, wages and employee benefits	50,279	49,955
Purchased transportation	14,371	9,884
Other operating expenses	17,094	15,922
Fuel and fuel-related taxes	41,300	43,385
Depreciation and amortization	17,150	18,385
Purchased labor	281	268
Rents and leases	409	356
Maintenance	8,746	8,893
Total operating expenses	149,630	147,048
Operating income	$6,380	$9,955

Operating margin on revenue	4.1%	6.3%
Operating margin on revenue excluding fuel-surcharge revenue	5.3%	8.2%

2014 vs. 2013
Selected Operating Statistics
Freight revenue per loaded mile	+0.4%
Loaded miles	-1.1%
Truckload's revenue decreased 0.6% in the first quarter of 2014 from the same quarter of 2013 primarily due to decreases of 3.2% and 0.7% in fuel-surcharge and freight revenue, respectively, offset by an increase in other revenue. The decrease in freight revenue was due to a 1.1% decrease in loaded miles, partially offset by a 0.4% increase in revenue per loaded mile. The decrease in loaded miles resulted from lower tractor productivity (as measured by miles per tractor), partially offset by an increase in the size of the tractor fleet, which grew as a result of an increase in the number of owner-operator units.
Truckload's operating income decreased 35.9% or $3.6 million in the first quarter of 2014 from the same quarter of 2013, reflecting the decline in revenue and increased operating expenses. The severe winter weather experienced during the first quarter of 2014 negatively affected operating income by an estimated $2 million.
Salaries, wages and employee benefits increased 0.6% in the first quarter of 2014 from the same quarter of 2013 primarily due to a 22.7% increase in employee benefits expenses, partially offset by a 3.2% decrease in salaries and wages expenses (excluding variable compensation). Increased employee benefits expenses reflect higher costs for employee medical benefits and workers' compensation claims, which resulted from increases to the expense per claim and the number of claims. Salaries and wages expenses (excluding variable compensation) decreased as miles driven by company-drivers decreased.
Purchased transportation expense increased 45.4% in the first quarter of 2014 from the same quarter of 2013 due to increased miles driven by the owner-operator fleet.
Other operating expenses increased 7.4% in the first quarter of 2014 from the same quarter of 2013 primarily due to increases in the number and expense per claim of vehicular claims. Higher expense per claim resulted primarily from the adverse development of a prior-year claim.
Expenses for fuel and fuel-related taxes decreased 4.8% in the first quarter of 2014 from the same quarter of 2013 primarily due to lower fuel consumption from fewer miles driven by company-drivers, and a lower cost per gallon of diesel fuel.
Depreciation and amortization expense decreased 6.7% in the first quarter of 2014 from the same quarter of 2013 reflecting the change in estimated salvage value of certain trailers. This change in estimate is more fully discussed in Note 1, “Principal Accounting Policies,” of Item 1, “Financial Statements.”
Corporate and Eliminations
Corporate and Eliminations consists of the operating results of Con-way's trailer manufacturer, certain corporate activities for which the related income or expense was not allocated to other reporting segments, and eliminations. Other corporate costs include costs associated with Con-way's defined benefit pension plans. The table below summarizes components of Corporate and Eliminations other than inter-segment revenue eliminations:

(Dollars in thousands)	Three Months Ended March 31,
	2014	2013
Revenue before inter-segment eliminations
Trailer manufacturing	$16,935	$16,603

Operating income (loss)
Trailer manufacturing	(27)	30
Reinsurance activities	1,887	482
Corporate properties	(345)	(407)
Other corporate costs	428	(1,017)
	$1,943	$(912)

Liquidity and Capital Resources
Cash and cash equivalents decreased to $405.7 million at March 31, 2014 from $484.5 million at December 31, 2013, as Con-way used $4.5 million in operating activities, $67.3 million in investing activities and $7.0 million in financing activities. Cash used in operating activities reflects changes in assets and liabilities, partially offset by adjustments for non-cash items and net income. Cash used in investing activities primarily reflects capital expenditures. Cash used in financing activities primarily reflects the payments of common dividends and capital leases.

(Dollars in thousands)	Three Months Ended March 31,
	2014	2013
Operating Activities
Net income	$12,893	$14,005
Non-cash adjustments (1)	65,107	71,059
Changes in assets and liabilities	(82,543)	(57,717)
Net Cash Provided by (Used in) Operating Activities	(4,543)	27,347
Net Cash Used in Investing Activities	(67,273)	(46,050)
Net Cash Used in Financing Activities	(6,954)	(6,550)
Decrease in Cash and Cash Equivalents	$(78,770)	$(25,253)
(1) “Non-cash adjustments” refer to depreciation, amortization, deferred income taxes, provision for uncollectible accounts, and other non-cash income and expenses.
Operating Activities
The most significant items affecting the comparison of Con-way’s operating cash flows for the periods presented are summarized below:
In the first three months of 2014, net income and non-cash adjustments collectively provided $7.1 million less operating cash flow compared to the same period of 2013. Changes in assets and liabilities used $24.8 million more cash in the first three months of 2014 compared to the same period of 2013. Significant comparative changes include receivables, employee benefits, accrued variable compensation and self-insurance accruals.
Changes in receivables increased cash used in operating activities by $38.5 million during the first three months of 2014 compared to the prior-year period. Changes in receivables reflect variations in revenue and average collection periods, primarily at Logistics.
Employee benefits used $33.9 million in the first three months of 2014, compared to $15.7 million used in the same prior-year period primarily due to an increase in pension funding contributions. In the first three months of 2014, Con-way contributed $29.5 million to its qualified pension plans, compared to $8.3 million in the first three months of 2013. Con-way expects to make contributions of approximately $60 million to its qualified pension plans in 2014, compared to actual contributions made in 2013 of $55.3 million. Con-way’s expected 2014 contribution is subject to change based on variations in interest rates, asset return, Pension Protection Act requirements and other factors.
Self-insurance accruals provided $13.5 million in the first three months of 2014, compared to $1.2 million used in the same prior-year period primarily due to increases in the liabilities for employee medical benefits and cargo claims.
Accrued variable compensation used $26.8 million in the first three months of 2014, compared to $44.3 million used in the same prior-year period. Variations in performance relative to variable-compensation plan targets resulted in lower variable-compensation payments in the first three months of 2014 when compared to the prior-year period.
Investing Activities
The most significant items affecting the comparison of Con-way’s investing cash flows for the periods presented are summarized below:
Capital expenditures during the first quarter of 2014 used $70.5 million in cash compared to $49.7 million of cash used in the same period of 2013. The increase in capital expenditures includes the first-quarter payment for tractors acquired by Con-way Freight in the fourth quarter of 2013.
Financing Activities
There were no significant financing transactions that affected the comparison of Con-way's financing cash flows for the periods presented.

Contractual Cash Obligations
Con-way’s contractual cash obligations as of December 31, 2013 are summarized in Item 7, “Management’s Discussion and Analysis – Liquidity and Capital Resources – Contractual Cash Obligations,” of Con-way’s 2013 Annual Report on Form 10-K. In the first three months of 2014, there have been no material changes in Con-way's contractual obligations outside the ordinary course of business.
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
Con-way has a $325 million unsecured revolving credit facility that matures on June 28, 2018. The revolving facility is available for cash borrowings and issuance of letters of credit. At March 31, 2014, no cash borrowings were outstanding under the credit facility; however, $109.3 million of letters of credit were outstanding, leaving $215.7 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions of borrowing. At March 31, 2014, Con-way was in compliance with the revolving credit facility’s financial covenants and expects to remain in compliance.
Con-way had other uncommitted unsecured credit facilities totaling $59.5 million at March 31, 2014, which are available to support short-term borrowings, letters of credit, bank guarantees and overdraft facilities. At March 31, 2014, Con-way had $36.0 million of available capacity under these facilities.
See “Forward-Looking Statements” below and Item 1A, “Risk Factors,” and Note 5, “Debt and Other Financing Arrangements,” of Item 8, “Financial Statements and Supplementary Data,” in Con-way’s 2013 Annual Report on Form 10-K for additional information concerning Con-way's $325 million credit facility.
In 2014, Con-way anticipates capital and software expenditures of approximately $285 million, net of proceeds from asset dispositions, which compares to $275.1 million in 2013. During the first three months of 2014, Con-way had $67.3 million of capital and software expenditures, net of proceeds from asset dispositions. Con-way’s actual 2014 capital expenditures may differ from the estimated amount depending on factors such as availability and timing of delivery of equipment.
At March 31, 2014, Con-way’s senior unsecured debt was rated as investment grade by Standard and Poor’s (BBB-), Fitch Ratings (BBB-), and Moody’s (Baa3). Standard and Poor's, Fitch Ratings, and Moody's assigned an outlook of “stable.”

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
•Self-Insurance Accruals
There have been no significant changes to the critical accounting policies and estimates disclosed in Con-way’s 2013 Annual Report on Form 10-K.

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
Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of those terms or other variations of those terms or comparable terminology or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data and methods that may be incorrect or imprecise and there can be no assurance that they will be realized. In that regard, certain important factors, among others and in addition to the matters discussed elsewhere in this document and other reports and documents filed by Con-way with the Securities and Exchange Commission, could cause actual results and other matters to differ materially from those discussed in such forward-looking statements. A detailed description of certain of these risk factors is included in Item 1A, “Risk Factors,” of Con-way's 2013 Annual Report on Form 10-K. Any forward-looking statements speak only as of the date the statement is made and are subject to change. Con-way does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

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
As discussed more fully in “Critical Accounting Policies and Estimates,” of Con-way's 2013 Annual Report on Form 10-K, the amounts recognized as pension expense and the accrued pension liability for Con-way’s defined benefit pension plans depend upon a number of assumptions and factors, including the discount rate used to measure the present value of the pension obligations.
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
Con-way’s competitors in the less-than-truckload and truckload markets also impose fuel surcharges. Although fuel surcharges are generally based on a published national index, there is no industry-standard fuel-surcharge formula. As a result, fuel-surcharge revenue constitutes only part of the overall rate structure. Revenue excluding fuel surcharges (sometimes referred to as base freight rates) represents the collective pricing elements that exclude fuel surcharges. Ultimately, the total amount that Con-way Freight and Con-way Truckload can charge for their services is determined by competitive pricing pressures and market factors.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Certain legal proceedings of Con-way are discussed in Note 8, “Commitments and Contingencies,” of Item 1, “Financial Statements.”
ITEM 1A. RISK FACTORS
There are no material changes to the risk factors previously disclosed in Item 1A, “Risk Factors,” of Con-way’s 2013 Annual Report on Form 10-K.

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

Con-way Inc.
(Registrant)

April 30, 2014	By:	/s/ Stephen L. Bruffett
Stephen L. Bruffett
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

