Form 10-Q
period 2014-06-30
Con-way Inc.
filed 2014-07-30
CIK 23675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of common stock, $0.625 par value, outstanding as of June 30, 2014 was 57,513,918.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Con-way Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
(Dollars in thousands)	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$498,792	$484,502
Trade accounts receivable, net	688,353	575,013
Other accounts receivable	50,130	51,063
Operating supplies, at lower of average cost or market	25,280	23,910
Prepaid expenses and other current assets	59,426	57,961
Deferred income taxes	23,598	15,332
Total Current Assets	1,345,579	1,207,781

Property, Plant and Equipment
Land	192,070	193,364
Buildings and leasehold improvements	855,274	856,038
Revenue equipment	1,864,453	1,857,737
Other equipment	350,554	353,205
	3,262,351	3,260,344
Accumulated depreciation	(1,633,930)	(1,603,511)
Net Property, Plant and Equipment	1,628,421	1,656,833

Other Assets
Deferred charges and other assets	32,808	32,200
Capitalized software, net	22,285	21,488
Employee benefits	15,688	15,018
Intangible assets, net	7,462	8,640
Goodwill	337,973	337,971
	416,216	415,317
Total Assets	$3,390,216	$3,279,931

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
(Dollars in thousands, except per share data)	(Unaudited)
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$402,604	$390,537
Accrued liabilities	247,769	229,078
Self-insurance accruals	115,534	105,063
Short-term borrowings	2,388	1,588
Current maturities of capital leases	27,435	19,685
Total Current Liabilities	795,730	745,951

Long-Term Liabilities
Long-term debt	719,228	719,155
Long-term obligations under capital leases	9,527	16,185
Self-insurance accruals	141,989	142,307
Employee benefits	206,477	240,171
Other liabilities and deferred credits	38,827	39,524
Deferred income taxes	267,844	237,949
Total Liabilities	2,179,622	2,141,242

Commitments and Contingencies (Note 8)

Shareholders' Equity
Common stock, $0.625 par value; authorized 100,000,000 shares; issued 65,269,344 and 64,592,756 shares, respectively	40,781	40,349
Additional paid-in capital, common stock	677,278	653,487
Retained earnings	1,092,867	1,043,472
Cost of repurchased common stock (7,755,426 and 7,669,889 shares, respectively)	(332,530)	(329,088)
Accumulated other comprehensive loss	(267,802)	(269,531)
Total Shareholders' Equity	1,210,594	1,138,689
Total Liabilities and Shareholders' Equity	$3,390,216	$3,279,931

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.
Statements of Consolidated Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Revenue	$1,492,349	$1,381,370	$2,861,192	$2,717,534

Costs and Expenses
Salaries, wages and employee benefits	561,073	539,556	1,098,325	1,057,397
Purchased transportation	368,658	329,021	701,643	677,544
Other operating expenses	157,510	147,117	319,746	304,814
Fuel and fuel-related taxes	130,802	135,547	267,504	272,959
Depreciation and amortization	60,848	57,235	120,459	113,163
Purchased labor	42,334	34,045	84,554	62,027
Rents and leases	34,399	31,136	68,358	60,986
Maintenance	34,025	31,414	64,841	60,746
	1,389,649	1,305,071	2,725,430	2,609,636
Operating Income	102,700	76,299	135,762	107,898

Other Income (Expense)
Investment income	175	159	336	323
Interest expense	(13,403)	(13,659)	(26,709)	(27,164)
Miscellaneous, net	1,296	50	601	(1,433)
	(11,932)	(13,450)	(25,772)	(28,274)
Income before Income Tax Provision	90,768	62,849	109,990	79,624
Income Tax Provision	37,101	19,952	43,430	22,722
Net Income	$53,667	$42,897	$66,560	$56,902

Weighted-Average Common Shares Outstanding
Basic	57,128,379	56,354,017	57,043,378	56,226,038
Diluted	57,694,691	56,960,738	57,577,373	56,860,095
Earnings per Common Share
Basic	$0.94	$0.76	$1.17	$1.01
Diluted	$0.93	$0.75	$1.16	$1.00
Cash Dividends Declared per Common Share	$0.10	$0.10	$0.20	$0.20

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.
Statements of Consolidated Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Net Income	$53,667	$42,897	$66,560	$56,902

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(439)	(182)	(317)	258
Employee benefit plans
Amortization of net actuarial loss included in net periodic benefit expense or income, net of deferred tax of $756, $1,859, $1,550 and $3,781, respectively	1,182	2,907	2,425	5,914
Amortization of prior service cost or credit included in net periodic benefit expense or income, net of deferred tax of $120, $61, $242 and $122, respectively	(190)	95	(379)	190
	992	3,002	2,046	6,104
Total Other Comprehensive Income	553	2,820	1,729	6,362
Comprehensive Income	$54,220	$45,717	$68,289	$63,264

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.
Statements of Consolidated Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2014	2013
Cash and Cash Equivalents, Beginning of Period	$484,502	$429,784
Operating Activities
Net income	66,560	56,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net of accretion	120,223	112,774
Non-cash compensation and employee benefits	12,182	18,275
Increase in deferred income taxes	18,708	26,911
Provision for uncollectible accounts	1,402	5,334
Gain from sales of property and equipment, net	(5,375)	(7,062)
Changes in assets and liabilities:
Receivables	(119,659)	(37,987)
Prepaid expenses	(2,946)	4,797
Accounts payable	34,658	16,793
Accrued variable compensation	(6,307)	(33,902)
Accrued liabilities, excluding accrued variable compensation and employee benefits	32,962	29,570
Self-insurance accruals	5,617	(3,859)
Accrued income taxes	3,164	(8,358)
Employee benefits	(39,132)	(48,286)
Other	(412)	3,880
Net Cash Provided by Operating Activities	121,645	135,782
Investing Activities
Capital expenditures	(123,366)	(129,273)
Software expenditures	(5,613)	(3,246)
Proceeds from sales of property and equipment	22,391	9,965
Proceeds from sales of marketable securities	—	3,200
Net Cash Used in Investing Activities	(106,588)	(119,354)
Financing Activities
Payment of capital leases	(6,141)	(6,373)
Net proceeds from (repayment of) short-term borrowings	801	(4,698)
Payment of debt issuance costs	—	(543)
Proceeds from exercise of stock options	13,573	8,987
Excess tax benefit from share-based compensation	2,413	1,057
Payments of common dividends	(11,413)	(11,255)
Net Cash Used in Financing Activities	(767)	(12,825)
Increase in Cash and Cash Equivalents	14,290	3,603
Cash and Cash Equivalents, End of Period	$498,792	$433,387

Supplemental Disclosure
Cash paid for income taxes, net	$19,169	$3,136
Cash paid for interest	$26,232	$26,516
Non-cash Investing and Financing Activities
Property, plant and equipment acquired through partial non-monetary exchanges	$936	$16,872
Property, plant and equipment acquired through capital lease	$7,233	$—

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
Earnings per Share (“EPS”)
Basic EPS is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted EPS is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Numerator:
Net income	$53,667	$42,897	$66,560	$56,902
Denominator:
Weighted-average common shares outstanding	57,128,379	56,354,017	57,043,378	56,226,038
Stock options and nonvested stock	566,312	606,721	533,995	634,057
	57,694,691	56,960,738	57,577,373	56,860,095

Diluted Earnings per Share	$0.93	$0.75	$1.16	$1.00
Anti-dilutive stock options excluded from the computation of diluted EPS	499,469	1,119,661	719,958	1,119,661
Property, Plant and Equipment
Con-way periodically evaluates whether changes in estimated useful lives or salvage values are necessary to ensure that these estimates accurately reflect the economic use of the assets. In response to conditions in the used-trailer market, Con-way Truckload increased the estimated salvage values for certain of its trailers in the fourth quarter of 2013. The effect of the change in estimate decreased depreciation expense and increased operating income by $1.6 million and $3.4 million for the second quarter and first half of 2014, respectively. As a result of this change, net income in the second quarter of 2014 increased by $1.0 million and basic and diluted EPS increased $0.02 per share, and in the first half of 2014, net income increased by $2.1 million and basic and diluted EPS increased $0.04 per share.
New Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” This ASU, codified in the “Revenue Recognition” topic of the FASB Accounting Standards Codification, requires revenue to be recognized upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires disclosures sufficient to describe the nature, amount, timing, and uncertainty of revenue and cash flows arising from these customer contracts. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and can be applied either retrospectively to each prior reporting period presented or with the cumulative effect of initially applying the standard recognized on the date of adoption. Con-way plans to adopt this standard in the first quarter of 2017. Con-way is currently evaluating the method of application and the potential impact on the financial statements and related disclosures.

2. Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the gross carrying amounts of goodwill:

(Dollars in thousands)	Logistics	Truckload	Corporate and Eliminations	Total
Goodwill	$55,888	$464,598	$727	$521,213
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)
Balances at December 31, 2012	7,652	329,785	727	338,164

Change in foreign currency exchange rates	(193)	—	—	(193)

Goodwill	55,695	464,598	727	521,020
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)
Balances at December 31, 2013	7,459	329,785	727	337,971

Change in foreign currency exchange rates	2	—	—	2

Goodwill	55,697	464,598	727	521,022
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)
Balances at June 30, 2014	$7,461	$329,785	$727	$337,973
Intangible Assets
Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense was $0.6 million and $1.2 million for the second quarter and first half of 2014, respectively, compared to $0.6 million and $1.2 million for the same periods of 2013. Intangible assets consisted of the following:

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$23,088	$15,626	$23,088	$14,448
Con-way's customer-relationship intangible asset relates to the Con-way Truckload business unit. Estimated future amortization expense is presented in the following table:

(Dollars in thousands)
Years ending December 31:
Remaining six months of 2014	$1,178
2015	2,356
2016	2,356
2017	1,572

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

•
Logistics. The Logistics segment consists of the operating results of the Menlo Logistics ("Menlo") business unit, which develops contract-logistics solutions, including the management of complex distribution networks and supply-chain engineering and consulting, and also provides multimodal freight-brokerage services.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Revenue from External Customers
Freight	$927,942	$881,824	$1,764,271	$1,698,960
Logistics	413,830	353,528	803,202	732,256
Truckload	148,930	144,490	289,527	282,839
Corporate and Eliminations	1,647	1,528	4,192	3,479
	$1,492,349	$1,381,370	$2,861,192	$2,717,534
Revenue from Internal Customers
Freight	$12,561	$10,451	$24,259	$20,851
Logistics	19,820	16,850	36,813	30,479
Truckload	15,134	17,314	30,547	35,968
Corporate and Eliminations	17,152	16,393	31,542	31,045
	$64,667	$61,008	$123,161	$118,343
Operating Income (Loss)
Freight	$83,021	$54,689	101,586	70,713
Logistics	6,418	6,039	12,592	12,571
Truckload	13,499	10,873	19,879	20,828
Corporate and Eliminations	(238)	4,698	1,705	3,786
	$102,700	$76,299	$135,762	$107,898

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
Financial Assets Measured at Fair Value on a Recurring Basis
The following table summarizes the valuation of financial instruments within the fair-value hierarchy:

	June 30, 2014
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents	$436,871	$73,092	$363,779	$—

	December 31, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents	$441,199	$99,092	$342,107	$—
Cash equivalents consist of short-term interest-bearing instruments (primarily certificates of deposit, commercial paper and money-market funds) with maturities of three months or less at the date of purchase.
Money-market funds reflect their published net asset value and are classified as Level 1 instruments. Commercial paper and certificates of deposit are generally valued using published interest rates for instruments with similar terms and maturities, and accordingly, are classified as Level 2 instruments. At June 30, 2014, the weighted-average remaining maturity of the cash equivalents was less than one month. Based on their short maturities, the carrying amount of the cash equivalents approximates their fair value.
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
Defined Benefit Pension Plans
As a result of plan amendments in previous years, no additional benefits accrue under these plans and already-accrued benefits will not be adjusted for future increases in compensation. The following table summarizes the components of net periodic benefit expense (income) for Con-way’s domestic defined benefit pension plans:

	Qualified Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Interest cost on benefit obligation	$18,767	$17,422	$37,638	$35,011
Expected return on plan assets	(23,309)	(23,005)	(46,636)	(45,662)
Amortization of actuarial loss	2,375	4,486	4,850	9,136
Amortization of prior-service costs	405	417	809	835
Net periodic benefit income	$(1,762)	$(680)	$(3,339)	$(680)

	Non-Qualified Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Interest cost on benefit obligation	$864	$803	$1,726	$1,607
Amortization of actuarial loss	219	280	438	559
Amortization of prior-service costs	1	2	2	3
Net periodic benefit expense	$1,084	$1,085	$2,166	$2,169

Con-way expects to make contributions of approximately $140 million to its qualified pension plans in 2014, including $29.5 million contributed through June 2014.
As reported in Con-way's 2013 Annual Report on Form 10-K, the Qualified Pension Plans’ investment strategy was to achieve a mix in investments of approximately 69% in fixed-income securities and 31% in equity securities by the end of 2014. As a result of a shift in asset mix to enhance the Plans’ liquidity, the investment strategy is now to achieve a mix in investments of approximately 75% in fixed-income securities, 24% in equity securities, and 1% in cash by the end of 2014.
Defined Contribution Retirement Plans
Con-way’s cost for defined contribution retirement plans was $14.1 million and $27.7 million in the second quarter and first half of 2014, respectively, compared to $13.9 million and $27.2 million in the same periods of 2013.
Postretirement Medical Plan
The following table summarizes the components of net periodic benefit expense (income) for the postretirement medical plan:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Service cost	$271	$313	$542	$742
Interest cost on benefit obligation	671	848	1,343	1,739
Amortization of actuarial gain	(656)	—	(1,313)	—
Amortization of prior-service credit	(716)	(263)	(1,432)	(526)
Net periodic benefit expense (income)	$(430)	$898	$(860)	$1,955
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Salaries, wages and employee benefits	$7,646	$5,163	$10,976	$11,194
Deferred income tax benefit	(2,981)	(2,010)	(4,280)	(4,357)
Net share-based compensation expense	$4,665	$3,153	$6,696	$6,837
At June 30, 2014 and December 31, 2013, Con-way had recognized accrued liabilities for cash-settled SARs of $6.0 million and $4.3 million, respectively, using a weighted-average fair value per SAR of $23.44 and $15.13, respectively.
7. Income Taxes
Con-way's effective tax rates for the second quarter and first half of 2014 were 40.9% and 39.5%, respectively. The effective tax rates for the second quarter and first half of 2013 were 31.7% and 28.5%, respectively. The customary relationship between income tax expense and pretax income was affected by discrete adjustments. The effective tax rates in the second quarter and first half of 2014 included a discrete tax charge of $0.7 million and tax benefit of $0.6 million, respectively. The effective tax rates in the second quarter and first half of 2013 included discrete tax benefits of $3.8 million and $7.2 million, respectively. In the second quarter of 2013, the discrete items primarily related to the expiration of the statute of limitations on uncertain tax positions. The effective tax rate in the first half of 2013 also included a first-quarter benefit for the alternative-fuel tax credits for 2012 that were recognized in the first quarter of 2013 because of a retroactive change to tax laws; this credit is not expected to be available for 2014.
Other accounts receivable in the consolidated balance sheets include income tax receivables of $3.8 million and $10.6 million at June 30, 2014 and December 31, 2013, respectively.

8. Commitments and Contingencies
Service Contracts
Con-way has agreements with vendors to provide certain information-technology, administrative and accounting services. The payments under the terms of the agreements are subject to change depending on the quantities and types of services consumed. The contracts also contain provisions that allow Con-way to terminate the contract at any time; however, Con-way would be required to pay fees if termination is for causes other than the failure of the service providers to perform.
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
Con-way has challenged the certification of the class in both cases, and further contends that plaintiffs' claims are preempted by federal law and not substantiated by the facts. Con-way has denied any liability with respect to these claims and intends to vigorously defend itself in these cases. There are multiple factors that prevent Con-way from being able to estimate the amount of potential loss, if any, in excess of its accrued liability that may result from this matter, including: (1) Con-way is vigorously defending itself and believes that it has a number of meritorious legal defenses; and (2) at this stage in the cases, there are unresolved questions of fact that could be important to the resolution of these matters. Trial was scheduled in the Quezada case for late August, however that date has been adjourned. The parties have been discussing the possibility of a negotiated resolution in the Quezada matter, and have reached certain terms of a tentative settlement, which must still be finalized and then approved by the Court. Con-way believes it has adequately accrued for this matter.
Unclaimed-Property Audits
Con-way is currently being audited by eight states, primarily the State of Delaware, for compliance with unclaimed-property laws. The property subject to review in this audit process generally includes unclaimed securities and unclaimed payments and refunds to employees, shareholders, vendors and customers. State and federal escheat laws generally require companies to report and remit unclaimed property to the states. Con-way believes it has procedures in place to comply with these laws. The audits of Con-way securities and payments were completed in the third quarter of 2013 and the second quarter of 2014, respectively, with no material findings. The remaining audit of refunds will continue into 2015. Given the current stage of the remaining audit, Con-way cannot estimate the amount or range of potential loss.
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

9. Shareholders' Equity
Accumulated Other Comprehensive Loss
All changes in equity, except those resulting from investments by owners and distributions to owners, are reported in the statements of consolidated comprehensive income. The following is a summary of the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss:

(Dollars in thousands)	Foreign Currency Translation Adjustment	Employee Benefit Plans	Total
Balances at March 31, 2014	$(302)	$(268,053)	$(268,355)
Other comprehensive loss before reclassifications	(439)	—	(439)
Amounts reclassified from accumulated other comprehensive loss	—	992	992
Balances at June 30, 2014	$(741)	$(267,061)	$(267,802)

(Dollars in thousands)	Foreign Currency Translation Adjustment	Employee Benefit Plans	Total
Balances at December 31, 2013	$(424)	$(269,107)	$(269,531)
Other comprehensive loss before reclassifications	(317)	—	(317)
Amounts reclassified from accumulated other comprehensive loss	—	2,046	2,046
Balances at June 30, 2014	$(741)	$(267,061)	$(267,802)

(Dollars in thousands)	Foreign Currency Translation Adjustment	Employee Benefit Plans	Total
Balances at March 31, 2013	$(855)	$(452,064)	$(452,919)
Other comprehensive loss before reclassifications	(182)	—	(182)
Amounts reclassified from accumulated other comprehensive loss	—	3,002	3,002
Balances at June 30, 2013	$(1,037)	$(449,062)	$(450,099)

(Dollars in thousands)	Foreign Currency Translation Adjustment	Employee Benefit Plans	Total
Balances at December 31, 2012	$(1,295)	$(455,166)	$(456,461)
Other comprehensive income before reclassifications	258	—	258
Amounts reclassified from accumulated other comprehensive loss	—	6,104	6,104
Balances at June 30, 2013	$(1,037)	$(449,062)	$(450,099)
See Note 5, “Employee Benefit Plans” for additional information concerning Con-way's employee benefit plans, including amounts reported for net periodic benefit expense.
Common Stock Repurchase Program and Cash Dividend
In June 2014, Con-way's Board of Directors authorized the repurchase of up to $150 million in Con-way's common stock in open market transactions from time to time in such amounts as management deems appropriate.
On July 29, 2014, Con-way's Board of Directors increased the dividend to be paid to shareholders. The Board declared an additional cash dividend of 5 cents per share on common stock, payable on September 12, 2014 to shareholders of record on August 15, 2014. The total dividend payable on September 12, 2014 will be 15 cents per share.

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
Con-way Freight primarily transports shipments utilizing a network of freight service centers combined with a fleet of company-operated linehaul and pickup-and-delivery tractors and trailers. Menlo Logistics ("Menlo") manages the logistics functions of its customers and primarily utilizes third-party transportation providers for the movement of customer shipments. Con-way Truckload primarily transports shipments using a fleet of company-operated tractors and trailers.
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

Results of Operations
The overview below provides a high-level summary of Con-way’s results of operations for the periods presented and is intended to provide context for the remainder of the discussion on reporting segments. Refer to “Reporting Segment Review” below for more complete and detailed discussion and analysis. Except as otherwise specified, period-over-period comparisons throughout “Results of Operations” are between the second quarter of 2014 and the second quarter of 2013, and between the first half of 2014 and the first half of 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Revenue	$1,492,349	$1,381,370	$2,861,192	$2,717,534

Operating expenses	1,389,649	1,305,071	2,725,430	2,609,636
Operating income	102,700	76,299	135,762	107,898
Other income (expense)	(11,932)	(13,450)	(25,772)	(28,274)
Income before income tax provision	90,768	62,849	109,990	79,624
Income tax provision	37,101	19,952	43,430	22,722
Net income	$53,667	$42,897	$66,560	$56,902

Diluted earnings per share	$0.93	$0.75	$1.16	$1.00
Overview
Con-way's consolidated revenue increased 8.0% in the second quarter and 5.3% in the first half of 2014, primarily due to increased revenue from Logistics and Freight. Revenue at Logistics increased from growth in both warehouse-management and transportation-management services. Revenue at Freight increased primarily from higher revenue per hundredweight.
Con-way's consolidated operating income increased 34.6% in the second quarter of 2014 due to increased operating income at all three reporting segments. For the first half of 2014, operating income increased 25.8% primarily due to increased operating income at Freight.
Con-way's effective tax rates for the second quarter and first half of 2014 were 40.9% and 39.5%, respectively. The effective tax rates for the second quarter and first half of 2013 were 31.7% and 28.5%, respectively. Both years included discrete tax adjustments that impacted the effective tax rate, as more fully discussed in Note 7, “Income Taxes,” of Item 1, “Financial Statements.”
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

Freight
The following table compares operating results, operating margins, and the percentage change in selected operating statistics of the Freight reporting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Revenue before inter-segment eliminations	$940,503	$892,275	$1,788,530	$1,719,811

Salaries, wages and employee benefits	403,895	400,915	796,266	778,660
Purchased transportation	152,921	152,985	291,495	298,899
Other operating expenses	121,505	111,722	243,120	236,038
Fuel and fuel-related taxes	90,657	93,474	185,737	187,318
Depreciation and amortization	37,742	33,469	74,412	65,853
Purchased labor	13,195	8,667	24,645	12,639
Rents and leases	12,000	12,901	23,312	24,663
Maintenance	25,567	23,453	47,957	45,028
Total operating expenses	857,482	837,586	1,686,944	1,649,098
Operating income	$83,021	$54,689	$101,586	$70,713

Operating margin	8.8%	6.1%	5.7%	4.1%

	2014 vs. 2013	2014 vs. 2013
Selected Operating Statistics
Weight per day	+1.3%	+0.8%
Revenue per hundredweight ("yield")	+4.7%	+2.9%
Shipments per day	-0.9%	-2.0%
Weight per shipment	+2.3%	+2.8%
Freight's revenue increased 5.4% in the second quarter and 4.0% in the first half of 2014. The second-quarter increase was due to a 4.7% increase in yield and a 1.3% increase in weight per day, partially offset by a half-day decrease in the number of working days. The increase in weight per day reflects a 2.3% increase in weight per shipment, partially offset by a 0.9% decrease in shipments per day. In the first half of 2014, the revenue increase was due to a 2.9% increase in yield and a 0.8% increase in weight per day. The increase in weight per day reflects a 2.8% increase in weight per shipment, partially offset by a 2.0% decrease in shipments per day. In 2014, the higher yields include increases in base rates and fuel surcharges. Improved yields benefited from revenue-management initiatives intended to improve operating margins and also include the effect of general rate increases. In 2014, the general rate increase was effective on March 31 compared to the prior year, when the general rate increase was effective on June 24, 2013.
Yield excluding fuel surcharges increased 4.1% in the second quarter and 2.6% in the first half of 2014. In the second quarter, Freight's fuel-surcharge revenue increased to 17.6% of revenue from 17.2% in 2013, and in the first half, increased to 17.7% of revenue from 17.5% in 2013. Fuel surcharges are only one part of Con-way Freight's overall rate structure, and the total price that Con-way Freight receives from customers for its services is governed by market forces, as more fully discussed below in Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Fuel.”
Freight's operating income increased 51.8% in the second quarter and 43.7% in the first half of 2014 as a result of higher revenue and an improved operating margin. Operating income benefited from Freight's lane-based pricing and linehaul optimization initiatives, which were implemented over the course of 2013, and recent cost containment initiatives. Severe winter weather during the first quarter of 2014 negatively impacted operating income in the first half of the year.
Expenses for salaries, wages and employee benefits increased 0.7% in the second quarter due to a 36.8% increase in variable compensation, partially offset by a 0.7% decline in employee benefits. Variable compensation increased primarily due to variations in performance relative to variable-compensation plan targets.
Expenses for salaries, wages and employee benefits increased 2.3% in the first half of 2014 as a result of increased expenses for employee benefits, salaries and wages (excluding variable compensation), and variable compensation. Employee benefits increased 4.7% primarily due to increased expenses for workers' compensation claims and employee medical benefits. Expenses for salaries and wages (excluding variable compensation) increased 0.7% primarily due to increased mileage-based wages. Variable compensation increased 27.2% in the first half of 2014. Workers' compensation increased in 2014 due to increases in the number of claims and expense per claim. Employee medical benefits increased in 2014 due to an increase in the expense per claim, partially offset by a decrease in the number of claims. The increased mileage-based wages were primarily due to increased miles driven by company drivers. Variable compensation increased primarily due to variations in performance relative to variable-compensation plan targets. Comparative changes in expenses for salaries, wages and employee benefits were affected by the timing of salary and wage rate increases; in 2014, those increases were effective in July compared to 2013, when the increases were effective in April.
Purchased transportation expense decreased in the first half of 2014 primarily due to decreased third-party miles. The decrease in third-party miles is the result of Con-way Freight's ongoing linehaul optimization initiative.
Other operating expenses increased 8.8% in the second quarter of 2014 primarily due to higher expenses for information-technology services and increased cargo loss and damage claims, partially offset by increased gains from the sale of property. In the first half of 2014, other operating expenses increased 3.0% primarily due to increased cargo loss and damage claims and higher expenses for information-technology services, partially offset by decreased vehicular claims and increased gains from the sale of property. The increases in information-technology expenses were primarily due to higher costs for electronic onboard technologies and network infrastructure upgrades. Cargo loss and damage claims increased in 2014 primarily due to increases in the cost per claim and the number of claims. Vehicular claims decreased during the first half of 2014 primarily due to a decrease in the cost per claim. In the second quarter of 2014, the sale of an excess property generated a $3.4 million gain.
Expense for fuel and fuel-related taxes decreased 3.0% in the second quarter and 0.8% in the first half of 2014 primarily due to lower fuel consumption as a result of improved miles per gallon.
Depreciation and amortization expense increased 12.8% in the second quarter and 13.0% in the first half of 2014, primarily due to the replacement of older tractors with newer models. Newer models are more costly due in part to the inclusion of more expensive emissions-control and safety technology.
Purchased labor expense increased $4.5 million or 52.2% in the second quarter and $12.0 million or 95.0% in the first half of 2014 due to more of this source of labor being used for freight-handling functions.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Revenue before inter-segment eliminations	$433,650	$370,378	$840,015	$762,735
Purchased transportation	(246,963)	(209,008)	(470,838)	(444,208)
Net revenue	186,687	161,370	369,177	318,527

Salaries, wages and employee benefits	76,068	62,140	146,683	127,470
Other operating expenses	50,535	49,928	101,244	93,468
Fuel and fuel-related taxes	298	171	591	322
Depreciation and amortization	3,071	2,261	5,909	4,464
Purchased labor	27,528	22,882	56,358	44,550
Rents and leases	21,977	17,250	44,137	34,413
Maintenance	792	699	1,663	1,269
Total operating expenses excluding purchased transportation	180,269	155,331	356,585	305,956
Operating income	$6,418	$6,039	$12,592	$12,571

Operating margin on revenue	1.5%	1.6%	1.5%	1.6%
Operating margin on net revenue	3.4%	3.7%	3.4%	3.9%

Logistics' revenue increased 17.1% in the second quarter of 2014 primarily due to a 20.8% increase in revenue from warehouse-management services and a 15.3% increase in revenue from transportation-management services. In the first half of 2014, Logistics' revenue increased 10.1% primarily due to a 21.5% increase in revenue from warehouse-management services and a 5.1% increase in revenue from transportation-management services. Increased revenue from warehouse-management and transportation-management are primarily related to new contracts and increased volumes at existing customers, partially offset by termination of certain customer contracts.
Logistics' net revenue increased 15.7% in the second quarter and 15.9% in the first half of 2014. Growth in net revenue resulted primarily from increased revenue from warehouse-management services. Purchased transportation expense increased by 18.2% in the second quarter and 6.0% in the first half of 2014 as a result of increased revenue from transportation-management services.
Logistics' operating income increased 6.3% in the second quarter and 0.2% in the first half of 2014. Increased operating income was largely due to increased revenue, partially offset by increased operating expenses. In 2014, Logistics’ operating margin on net revenue decreased slightly due to an increase in the proportion of net revenue earned from warehouse-management services, which generally have a lower margin on net revenue than transportation-management services.
Expenses for salaries, wages and employee benefits increased 22.4% in the second quarter of 2014 due largely to a 16.8% increase in salaries and wages (excluding variable compensation) and a $4.3 million increase in variable compensation. In the first half of 2014, expenses for salaries, wages and employee benefits increased 15.1% due largely to a 13.1% increase in salaries and wages (excluding variable compensation) and a $4.8 million increase in variable compensation. Salaries and wages (excluding variable compensation) increased primarily due to increased headcount to support new business from warehouse-management services. Variable compensation increased in 2014 based primarily on variations in performance relative to variable-compensation plan targets. There was no variable compensation expense in the second quarter of 2013.
Other operating expenses increased 1.2% in the second quarter and 8.3% in the first half of 2014 primarily due to higher expenses for facilities and other warehouse-related costs and increased information-technology service costs, partially offset by a decline in the provision for uncollectible accounts receivable. Higher expenses for facilities and other warehouse-related costs were incurred to support increased volumes relating to warehouse-management contracts. The increases in information-technology expenses were primarily due to higher costs for network infrastructure and end-user computing upgrades. The decline in the provision for uncollectible accounts receivable was primarily due to a $3.7 million reserve accrued in the second quarter of 2013 that related to a single international customer.
Purchased labor expense increased 20.3% in the second quarter and 26.5% in the first half of 2014 primarily due to several large warehouse-management contracts which began in the third quarter of 2013.
Expenses for rents and leases increased 27.4% in the second quarter and 28.3% in the first half of 2014 primarily due to several large warehouse-management contracts which began in the third quarter of 2013.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Freight revenue	$120,754	$120,875	$236,167	$237,155
Fuel-surcharge revenue	36,263	35,876	71,185	71,958
Other revenue	7,047	5,053	12,722	9,694
Revenue before inter-segment eliminations	164,064	161,804	320,074	318,807

Salaries, wages and employee benefits	51,880	51,660	102,159	101,615
Purchased transportation	16,028	11,374	30,399	21,258
Other operating expenses	15,715	17,417	32,809	33,339
Fuel and fuel-related taxes	39,827	41,874	81,127	85,259
Depreciation and amortization	17,181	18,774	34,331	37,159
Purchased labor	241	285	522	553
Rents and leases	364	386	773	742
Maintenance	9,329	9,161	18,075	18,054
Total operating expenses	150,565	150,931	300,195	297,979
Operating income	$13,499	$10,873	$19,879	$20,828

Operating margin on revenue	8.2%	6.7%	6.2%	6.5%
Operating margin on revenue excluding fuel-surcharge revenue	10.6%	8.6%	8.0%	8.4%

	2014 vs. 2013	2014 vs. 2013
Selected Operating Statistics
Freight revenue per loaded mile	+1.4%	+0.9%
Loaded miles	-1.5%	-1.3%
Truckload's revenue increased 1.4% in the second quarter of 2014 primarily due to a 39.5% or $2.0 million increase in other revenue, partially offset by a 0.1% decrease in freight revenue. Decreased freight revenue is primarily due to a 1.5% decrease in loaded miles, partially offset by a 1.4% increase in revenue per loaded mile. In the first half of 2014, Truckload's revenue increased 0.4% primarily due to a 31.2% or $3.0 million increase in other revenue, partially offset by a decrease of 0.4% in freight revenue. Decreased freight revenue is primarily due to a 1.3% decrease in loaded miles, partially offset by a 0.9% increase in revenue per loaded mile. Increased other revenue includes additional revenue recognized from detention loads and increased logistics revenue. The decreases in loaded miles resulted from lower tractor productivity (as measured by miles per tractor), partially offset by increases in the size of the tractor fleet, which grew as a result of increases in the number of owner-operator units. Lower tractor productivity was due in part to increases in the number of unassigned tractors, which reflects the driver shortage being experienced by the truckload industry.
Truckload's operating income increased 24.2% in the second quarter of 2014 reflecting an increase in revenue. In the first half of 2014, operating income declined due to the severe winter weather experienced during the first quarter of 2014.
Expenses for salaries, wages and employee benefits increased 0.4% in the second quarter and 0.5% in the first half of 2014 primarily due to increased employee benefits, partially offset by decreased salaries and wages (excluding variable compensation). Increased employee benefits reflect higher costs for workers' compensation claims and employee medical benefits. In the second quarter of 2014, workers' compensation claims increased due to an increase in expense per claim, partially offset by a decrease in the number of claims. In the first half of 2014, workers' compensation claims increased primarily due to an increase in expense per claim. In 2014, employee medical benefits increased primarily due to an increase in expense per claim. Salaries and wages (excluding variable compensation) decreased as miles driven by company drivers decreased.

Purchased transportation expense increased 40.9% in the second quarter and 43.0% in the first half of 2014 due to increased miles driven by the owner-operator fleet.
Other operating expenses decreased 9.8% in the second quarter of 2014 primarily due to decreased vehicular costs resulting from decreases in the expense per claim and number of claims. In the first half of 2014, other operating expenses decreased 1.6% primarily due to increased gains from the sale of retired trailers.
Expenses for fuel and fuel-related taxes decreased 4.9% in the second quarter and 4.8% in the first half of 2014 primarily due to lower fuel consumption from fewer miles driven by company drivers.
Depreciation and amortization expense decreased 8.5% in the second quarter and 7.6% in the first half of 2014 reflecting the change in estimated salvage value of certain trailers. This change in estimate is more fully discussed in Note 1, “Principal Accounting Policies,” of Item 1, “Financial Statements.”
Corporate and Eliminations
Corporate and Eliminations consists of the operating results of Con-way's trailer manufacturer, certain corporate activities for which the related income or expense was not allocated to other reporting segments, and eliminations. The second quarter of 2013 includes a $5.6 million gain from sales of corporate properties. Other corporate costs include expense or income associated with Con-way's defined benefit pension plans. Con-way expects to incur an estimated $15 million charge in the fourth-quarter of 2014 as the result of the termination of a small defined benefit pension plan. The table below summarizes components of Corporate and Eliminations other than inter-segment revenue eliminations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Revenue before inter-segment eliminations
Trailer manufacturing	$18,799	$17,921	$35,734	$34,524

Operating income (loss)
Trailer manufacturing	(102)	(59)	(129)	(29)
Reinsurance activities	(239)	617	1,648	1,099
Corporate properties	(419)	4,639	(764)	4,232
Other corporate costs	522	(499)	950	(1,516)
	$(238)	$4,698	$1,705	$3,786

Liquidity and Capital Resources
Cash and cash equivalents increased to $498.8 million at June 30, 2014 from $484.5 million at December 31, 2013, as $121.6 million provided by operating activities exceeded the $106.6 million used in investing activities and $0.8 million used in financing activities. Cash provided by operating activities reflects adjustments for non-cash items and net income, partially offset by changes in assets and liabilities. Cash used in investing activities primarily reflects capital expenditures, partially offset by proceeds from sales of property and equipment. Cash used in financing activities primarily reflects the payments of common dividends and capital leases, partially offset by proceeds from exercise of stock options.

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Operating Activities
Net income	$66,560	$56,902
Non-cash adjustments (1)	147,140	156,232
Changes in assets and liabilities	(92,055)	(77,352)
Net Cash Provided by Operating Activities	121,645	135,782
Net Cash Used in Investing Activities	(106,588)	(119,354)
Net Cash Used in Financing Activities	(767)	(12,825)
Increase in Cash and Cash Equivalents	$14,290	$3,603
(1) “Non-cash adjustments” refer to depreciation, amortization, deferred income taxes, provision for uncollectible accounts, and other non-cash income and expenses.
Operating Activities
The most significant items affecting the comparison of Con-way’s operating cash flows for the periods presented are summarized below:
In the first half of 2014, changes in assets and liabilities used $14.7 million more cash, partially offset by $0.6 million more cash provided collectively by net income and non-cash adjustments compared to the same prior-year period. Significant comparative changes include receivables, accrued variable compensation, accounts payable and employee benefits.
Receivables and accounts payable collectively used $85.0 million during the first half of 2014 compared to $21.2 million used during the same prior-year period. Variations in receivables were largely due to increased warehouse-management services at Logistics and also increased revenue at Freight. Variations in accounts payable were largely due to increased warehouse-management and transportation-management services at Logistics.
Accrued variable compensation used $6.3 million in the first half of 2014, compared to $33.9 million used in the same prior-year period. Improved performance relative to variable-compensation plan targets resulted in lower variable-compensation payments and higher expense in the first half of 2014 when compared to the same prior-year period.
Accrued income taxes provided $3.2 million in the first six months of 2014, compared to $8.4 million used in the same prior-year period reflecting an increase in the income tax provision, partially offset by higher income tax payments.
Employee benefits used $39.1 million in the first half of 2014, compared to $48.3 million used in the same prior-year period primarily due to a decrease in benefit payments for long-term disability, a decline in expense for retirement benefits and lower funding contributions to the qualified defined benefit pension plans. In the first half of 2014, Con-way contributed $29.5 million to its qualified pension plans, compared to $31.8 million in the first half of 2013.
Investing Activities
The most significant items affecting the comparison of Con-way’s investing cash flows for the periods presented are summarized below:
Proceeds from sales of property and equipment during the first half of 2014 provided $22.4 million in cash compared to $10.0 million of cash provided in the same prior-year period. Variations are primarily due to increased proceeds from the sale of property and equipment at Truckload and Freight.
Capital expenditures during the first half of 2014 used $123.4 million in cash compared to $129.3 million of cash used in the same prior-year period. Capital expenditures in both periods related primarily to the acquisition of revenue equipment.

Financing Activities
The most significant items affecting the comparison of Con-way’s financing cash flows for the periods presented are summarized below:
Proceeds from the exercise of stock options during the first half of 2014 provided $13.6 million in cash compared to $9.0 million of cash provided in the same prior-year period primarily due to an increase in the market price of Con-way's common stock.
Contractual Cash Obligations
Con-way’s contractual cash obligations as of December 31, 2013 are summarized in Item 7, “Management’s Discussion and Analysis – Liquidity and Capital Resources – Contractual Cash Obligations,” of Con-way’s 2013 Annual Report on Form 10-K. In the first half of 2014, there have been no material changes in Con-way's contractual obligations outside the ordinary course of business.
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
Con-way has a $325 million unsecured revolving credit facility that matures on June 28, 2018. The revolving facility is available for cash borrowings and issuance of letters of credit. At June 30, 2014, no cash borrowings were outstanding under the credit facility; however, $106.9 million of letters of credit were outstanding, leaving $218.1 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions of borrowing. At June 30, 2014, Con-way was in compliance with the revolving credit facility’s financial covenants and expects to remain in compliance.
Con-way had other uncommitted unsecured credit facilities totaling $60.5 million at June 30, 2014, which are available to support short-term borrowings, letters of credit, bank guarantees and overdraft facilities. At June 30, 2014, Con-way had $34.9 million of available capacity under these facilities.
See “Forward-Looking Statements” below and Item 1A, “Risk Factors,” and Note 5, “Debt and Other Financing Arrangements,” of Item 8, “Financial Statements and Supplementary Data,” in Con-way’s 2013 Annual Report on Form 10-K for additional information concerning Con-way's $325 million credit facility.
In 2014, Con-way anticipates capital and software expenditures of approximately $275 million, net of proceeds from asset dispositions, which compares to $275.1 million in 2013. During the first half of 2014, Con-way had $106.6 million of capital and software expenditures, net of proceeds from asset dispositions. Con-way’s actual 2014 capital expenditures may differ from the estimated amount depending on factors such as availability and timing of delivery of equipment.
Con-way expects to make contributions of $140 million to its qualified pension plans in 2014, which includes additional funding required to terminate a small pension plan. Con-way made actual contributions of $55.3 million in 2013. The increased level of pension funding in 2014 is intended to strengthen Con-way’s balance sheet by reducing its liabilities and is expected to reduce funding requirements in the future. Con-way’s expected 2014 contribution is subject to change based on variations in interest rates, asset return, Pension Protection Act requirements and other factors.
In June 2014, Con-way's Board of Directors authorized the repurchase of up to $150 million in Con-way's common stock in open market transactions from time to time in such amounts as management deems appropriate. On July 29, 2014, Con-way's Board of Directors increased the dividend to be paid to shareholders. The Board declared an additional cash dividend of 5 cents per share on common stock, payable on September 12, 2014 to shareholders of record on August 15, 2014. The total dividend payable on September 12, 2014 will be 15 cents per share.
At June 30, 2014, Con-way’s senior unsecured debt was rated as investment grade by Standard and Poor’s (BBB-), Fitch Ratings (BBB-), and Moody’s (Baa3). Standard and Poor's, Fitch Ratings, and Moody's assigned an outlook of “stable.”

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
New Accounting Standards
Refer to Note 1, “Principal Accounting Policies,” of Item 1, “Financial Statements,” for a discussion of recently issued accounting standards that Con-way has not yet adopted.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Certain legal proceedings of Con-way are discussed in Note 8, “Commitments and Contingencies,” of Item 1, “Financial Statements.”
ITEM 1A. RISK FACTORS
There are no material changes to the risk factors previously disclosed in Item 1A, “Risk Factors,” of Con-way’s 2013 Annual Report on Form 10-K.
ITEM 6. EXHIBITS

Exhibit No.

(3)	Articles of incorporation and Bylaws:
	3.1	Con-way Inc. Bylaws, as amended May 13, 2014.
(31)	Certification of Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File:
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Con-way Inc.
(Registrant)

July 30, 2014	By:	/s/ Stephen L. Bruffett
Stephen L. Bruffett
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

