Form 10-Q
period 2014-09-30
Con-way Inc.
filed 2014-10-29
CIK 23675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of common stock, $0.625 par value, outstanding as of September 30, 2014 was 57,919,964.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Con-way Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
(Dollars in thousands)	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$456,724	$484,502
Marketable securities	3,285	—
Trade accounts receivable, net	694,533	575,013
Other accounts receivable	50,099	51,063
Operating supplies, at lower of average cost or market	24,369	23,910
Prepaid expenses and other current assets	48,396	57,961
Deferred income taxes	6,770	15,332
Total Current Assets	1,284,176	1,207,781

Property, Plant and Equipment
Land	188,909	193,364
Buildings and leasehold improvements	856,780	856,038
Revenue equipment	1,899,113	1,857,737
Other equipment	356,776	353,205
	3,301,578	3,260,344
Accumulated depreciation	(1,647,699)	(1,603,511)
Net Property, Plant and Equipment	1,653,879	1,656,833

Other Assets
Deferred charges and other assets	35,888	32,200
Capitalized software, net	23,048	21,488
Employee benefits	16,024	15,018
Intangible assets, net	6,873	8,640
Goodwill	337,955	337,971
	419,788	415,317
Total Assets	$3,357,843	$3,279,931

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
(Dollars in thousands, except per share data)	(Unaudited)
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$405,209	$390,537
Accrued liabilities	270,325	229,078
Federal and other income taxes	7,937	—
Self-insurance accruals	116,248	105,063
Short-term borrowings	1,489	1,588
Current maturities of capital leases	25,256	19,685
Total Current Liabilities	826,464	745,951

Long-Term Liabilities
Long-term debt	719,265	719,155
Long-term obligations under capital leases	10,791	16,185
Self-insurance accruals	146,605	142,307
Employee benefits	93,970	240,171
Other liabilities and deferred credits	34,672	39,524
Deferred income taxes	262,045	237,949
Total Liabilities	2,093,812	2,141,242

Commitments and Contingencies (Note 8)

Shareholders' Equity
Common stock, $0.625 par value; authorized 100,000,000 shares; issued 65,767,105 and 64,592,756 shares, respectively	41,092	40,349
Additional paid-in capital, common stock	700,717	653,487
Retained earnings	1,126,884	1,043,472
Cost of repurchased common stock (7,847,141 and 7,669,889 shares, respectively)	(337,228)	(329,088)
Accumulated other comprehensive loss	(267,434)	(269,531)
Total Shareholders' Equity	1,264,031	1,138,689
Total Liabilities and Shareholders' Equity	$3,357,843	$3,279,931

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.
Statements of Consolidated Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Revenue	$1,504,150	$1,398,021	$4,365,342	$4,115,555

Costs and Expenses
Salaries, wages and employee benefits	570,216	541,373	1,668,541	1,598,770
Purchased transportation	379,141	327,691	1,080,784	1,005,235
Other operating expenses	164,015	162,736	483,761	467,550
Fuel and fuel-related taxes	122,479	133,093	389,983	406,052
Depreciation and amortization	60,848	58,911	181,307	172,074
Purchased labor	46,219	38,750	130,773	100,777
Rents and leases	34,004	33,778	102,362	94,764
Maintenance	35,853	34,014	100,694	94,760
	1,412,775	1,330,346	4,138,205	3,939,982
Operating Income	91,375	67,675	227,137	175,573

Other Income (Expense)
Investment income	185	150	521	473
Interest expense	(13,373)	(13,395)	(40,082)	(40,559)
Miscellaneous, net	(797)	(1,052)	(196)	(2,485)
	(13,985)	(14,297)	(39,757)	(42,571)
Income before Income Tax Provision	77,390	53,378	187,380	133,002
Income Tax Provision	31,807	22,821	75,237	45,543
Net Income	$45,583	$30,557	$112,143	$87,459

Weighted-Average Common Shares Outstanding
Basic	57,692,508	56,714,423	57,262,132	56,390,621
Diluted	58,253,563	57,362,834	57,832,133	57,065,146
Earnings per Common Share
Basic	$0.79	$0.54	$1.96	$1.55
Diluted	$0.78	$0.53	$1.94	$1.53
Cash Dividends Declared per Common Share	$0.20	$0.10	$0.50	$0.40

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.
Statements of Consolidated Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Net Income	$45,583	$30,557	$112,143	$87,459

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(891)	305	(1,208)	563
Employee benefit plans
Amortization of net actuarial loss included in net periodic benefit expense or income, net of deferred tax of $925, $1,892, $2,475 and $5,672, respectively	1,447	2,956	3,872	8,871
Amortization of prior-service cost or credit included in net periodic benefit expense or income, net of deferred tax of $120, $61, $362 and $184, respectively	(188)	95	(567)	284
	1,259	3,051	3,305	9,155
Total Other Comprehensive Income	368	3,356	2,097	9,718
Comprehensive Income	$45,951	$33,913	$114,240	$97,177

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.
Statements of Consolidated Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2014	2013
Cash and Cash Equivalents, Beginning of Period	$484,502	$429,784
Operating Activities
Net income	112,143	87,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net of accretion	181,045	171,426
Non-cash compensation and employee benefits	18,312	27,797
Increase in deferred income taxes	28,966	46,784
Provision for uncollectible accounts	2,394	5,045
Gain from sales of property and equipment, net	(8,543)	(6,169)
Changes in assets and liabilities:
Receivables	(130,766)	(34,563)
Prepaid expenses	11,611	14,334
Accounts payable	26,712	21,044
Accrued variable compensation	12,629	(22,896)
Accrued liabilities, excluding accrued variable compensation and employee benefits	36,217	29,675
Self-insurance accruals	9,845	758
Accrued income taxes	14,114	(7,344)
Employee benefits	(152,250)	(78,540)
Other	(1,769)	4,853
Net Cash Provided by Operating Activities	160,660	259,663
Investing Activities
Capital expenditures	(214,329)	(212,549)
Software expenditures	(8,635)	(4,716)
Proceeds from sales of property and equipment	35,126	12,239
Purchases of marketable securities	(3,285)	—
Proceeds from sales of marketable securities	—	3,200
Net Cash Used in Investing Activities	(191,123)	(201,826)
Financing Activities
Payment of capital leases	(9,544)	(9,598)
Repayment of short-term borrowings	(104)	(4,673)
Payment of debt issuance costs	—	(543)
Proceeds from exercise of stock options	33,420	19,757
Excess tax benefit from share-based compensation	3,075	2,486
Payments of common dividends	(20,051)	(16,930)
Repurchases of common stock	(4,111)	—
Net Cash Provided by (Used in) Financing Activities	2,685	(9,501)
Increase (Decrease) in Cash and Cash Equivalents	(27,778)	48,336
Cash and Cash Equivalents, End of Period	$456,724	$478,120

Supplemental Disclosure
Cash paid for income taxes, net	$29,063	$3,692
Cash paid for interest	$42,040	$42,349
Non-cash Investing and Financing Activities
Property, plant and equipment acquired through partial non-monetary exchanges	$6,849	$23,683
Property, plant and equipment acquired through capital lease	$9,721	$1,596
Property, plant and equipment acquired through increase in current liabilities	$12,377	$3,005
Repurchases of common stock included in current liabilities	$499	$—
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
Earnings per Share (“EPS”)
Basic EPS is calculated by dividing net income by the weighted-average common shares outstanding during the period. Diluted EPS is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Numerator:
Net income	$45,583	$30,557	$112,143	$87,459
Denominator:
Weighted-average common shares outstanding	57,692,508	56,714,423	57,262,132	56,390,621
Stock options and nonvested stock	561,055	648,411	570,001	674,525
	58,253,563	57,362,834	57,832,133	57,065,146

Diluted EPS	$0.78	$0.53	$1.94	$1.53
Anti-dilutive stock options excluded from the calculation of diluted EPS	157,000	930,616	518,570	954,749
Property, Plant and Equipment
Con-way periodically evaluates whether changes in estimated useful lives or salvage values are necessary to ensure that these estimates accurately reflect the economic use of the assets. In response to conditions in the used-trailer market, Con-way Truckload increased the estimated salvage values for certain of its trailers in the fourth quarter of 2013. The effect of the change in estimate decreased depreciation expense and increased operating income by $1.5 million and $4.9 million for the third quarter and first nine months of 2014, respectively. As a result of this change, net income in the third quarter of 2014 increased by $0.8 million and basic and diluted EPS increased $0.01 per share, and in the first nine months of 2014, net income increased by $2.9 million and basic and diluted EPS increased $0.05 per share.
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

2. Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the gross carrying amounts of goodwill:

(Dollars in thousands)	Logistics	Truckload	Corporate and Eliminations	Total
Goodwill	$55,888	$464,598	$727	$521,213
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)
Balances at December 31, 2012	7,652	329,785	727	338,164

Change in foreign currency exchange rates	(193)	—	—	(193)

Goodwill	55,695	464,598	727	521,020
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)
Balances at December 31, 2013	7,459	329,785	727	337,971

Change in foreign currency exchange rates	(16)	—	—	(16)

Goodwill	55,679	464,598	727	521,004
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)
Balances at September 30, 2014	$7,443	$329,785	$727	$337,955
Intangible Assets
Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense was $0.6 million and $1.8 million for the third quarter and first nine months of 2014, respectively, compared to $0.6 million and $1.8 million for the same periods of 2013. Intangible assets consisted of the following:

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$23,088	$16,215	$23,088	$14,448
Con-way's customer-relationship intangible asset relates to the Con-way Truckload business unit. Estimated future amortization expense is presented for the years ended December 31, in the following table:

(Dollars in thousands)
Remaining three months of 2014	$589
2015	2,356
2016	2,356
2017	1,572

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Revenue from External Customers
Freight	$934,313	$888,508	$2,698,584	$2,587,468
Logistics	422,645	362,830	1,225,847	1,095,086
Truckload	145,320	144,583	434,847	427,422
Corporate and Eliminations	1,872	2,100	6,064	5,579
	$1,504,150	$1,398,021	$4,365,342	$4,115,555
Revenue from Internal Customers
Freight	$11,993	$10,746	$36,252	$31,597
Logistics	21,300	17,719	58,113	48,198
Truckload	13,866	17,596	44,413	53,564
Corporate and Eliminations	18,367	18,410	49,909	49,455
	$65,526	$64,471	$188,687	$182,814
Operating Income (Loss)
Freight	$71,889	$51,570	$173,475	$122,283
Logistics	7,602	8,178	20,194	20,749
Truckload	10,694	8,971	30,573	29,799
Corporate and Eliminations	1,190	(1,044)	2,895	2,742
	$91,375	$67,675	$227,137	$175,573

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
Financial Assets Measured at Fair Value on a Recurring Basis
The following table summarizes the valuation of financial instruments within the fair-value hierarchy:

	September 30, 2014
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents	$412,388	$79,092	$333,296	$—
Marketable securities	$3,285	$—	$3,285	$—

	December 31, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents	$441,199	$99,092	$342,107	$—
Cash equivalents consist of short-term interest-bearing instruments (primarily certificates of deposit, commercial paper and money-market funds) with maturities of three months or less at the date of purchase. Current marketable securities consist of variable-rate demand notes.
Money-market funds reflect their published net asset value and are classified as Level 1 instruments. Commercial paper, certificates of deposit and variable-rate demand notes are generally valued using published interest rates for instruments with similar terms and maturities, and accordingly, are classified as Level 2 instruments. At September 30, 2014, the weighted-average remaining maturity of the cash equivalents was less than one month. Based on their short maturities, the carrying amount of the cash equivalents approximates their fair value.
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
Defined Benefit Pension Plans
As a result of plan amendments in previous years, no additional benefits accrue under these plans and already-accrued benefits will not be adjusted for future increases in compensation. The following table summarizes the components of net periodic benefit expense (income) for Con-way’s domestic defined benefit pension plans:

	Qualified Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Interest cost on benefit obligation	$18,820	$17,506	$56,458	$52,517
Expected return on plan assets	(23,319)	(22,831)	(69,955)	(68,493)
Amortization of actuarial loss	2,424	4,568	7,274	13,704
Amortization of prior-service costs	405	418	1,214	1,253
Net periodic benefit income	$(1,670)	$(339)	$(5,009)	$(1,019)

	Non-Qualified Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Interest cost on benefit obligation	$862	$803	$2,588	$2,410
Amortization of actuarial loss	219	280	657	839
Amortization of prior-service costs	2	1	4	4
Net periodic benefit expense	$1,083	$1,084	$3,249	$3,253
Con-way expects to make contributions of approximately $142 million to its qualified pension plans in 2014, including $137.2 million contributed through September 2014.
Defined Contribution Retirement Plans
Con-way’s cost for defined contribution retirement plans was $14.1 million and $41.8 million in the third quarter and first nine months of 2014, respectively, compared to $14.1 million and $41.3 million in the same periods of 2013.
Postretirement Medical Plan
The following table summarizes the components of net periodic benefit expense (income) for the postretirement medical plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Service cost	$170	$370	$712	$1,112
Interest cost on benefit obligation	708	869	2,051	2,608
Amortization of actuarial gain	(271)	—	(1,584)	—
Amortization of prior-service credit	(715)	(263)	(2,147)	(789)
Net periodic benefit expense (income)	$(108)	$976	$(968)	$2,931
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Salaries, wages and employee benefits	$3,375	$5,505	$14,351	$16,699
Deferred income tax benefit	(1,317)	(2,144)	(5,597)	(6,501)
Net share-based compensation expense	$2,058	$3,361	$8,754	$10,198
At September 30, 2014 and December 31, 2013, Con-way had recognized accrued liabilities for cash-settled SARs of $2.2 million and $4.3 million, respectively, using a weighted-average fair value per SAR of $19.75 and $15.13, respectively.
7. Income Taxes
Con-way's effective tax rates for the third quarter and first nine months of 2014 were 41.1% and 40.2%, respectively. The effective tax rates for the third quarter and first nine months of 2013 were 42.8% and 34.2%, respectively. The customary relationship between income tax expense and pretax income was affected by discrete adjustments. The effective tax rates in the third quarter and first nine months of 2014 included discrete tax charges of $0.7 million and $0.1 million, respectively. The effective tax rates in the third quarter and first nine months of 2013 included a discrete tax charge of $1.0 million and a discrete tax benefit of $6.2 million, respectively. In the first nine months of 2013, the discrete tax items included a second-quarter benefit related to the expiration of the statute of limitations on uncertain tax positions. The effective tax rate in the first nine months of 2013 also included a first-quarter benefit for the alternative-fuel tax credits for 2012 that were recognized in the first quarter of 2013 because of a retroactive change to tax laws; this credit is not expected to be available for 2014.

Other accounts receivable in the consolidated balance sheets include income tax receivables of $10.6 million at December 31, 2013. At September 30, 2014, Con-way had a $7.9 million current income tax liability.
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
Con-way challenged the certification of the class in both cases, and further contends that plaintiffs' claims are preempted by federal law and not substantiated by the facts. Con-way has denied any liability with respect to these claims and intends to vigorously defend itself in these cases. There are multiple factors that prevent Con-way from being able to estimate the amount of potential loss, if any, in excess of its accrued liability that may result from this matter, including: (1) Con-way is vigorously defending itself and believes that it has a number of meritorious legal defenses; and (2) at this stage in the cases, there are unresolved questions of fact that could be important to the resolution of these matters. Trial was scheduled in the Quezada case for late August, however that date has been adjourned. As a result of facilitated discussions regarding a negotiated resolution in the Quezada matter, the parties have reached terms of a settlement and on October 3, 2014, the Court issued an order granting preliminary approval of the class action settlement. Notice of the settlement will be provided to class members and a final approval hearing is set for January 9, 2015. Con-way believes it has adequately accrued for this matter.
Unclaimed-Property Audits
Con-way is currently being audited by several states, primarily the State of Delaware, for compliance with unclaimed-property laws. The property subject to review in this audit process generally includes unclaimed securities and unclaimed payments and refunds to employees, shareholders, vendors and customers. State and federal escheat laws generally require companies to report and remit unclaimed property to the states. Con-way believes it has procedures in place to comply with these laws. The audits of Con-way securities and payments were completed in the third quarter of 2013 and the second quarter of 2014, respectively, with no material findings. The remaining audit of refunds will continue into 2015. Given the current stage of the remaining audit, Con-way cannot estimate the amount or range of potential loss.
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

9. Shareholders' Equity
Accumulated Other Comprehensive Loss
All changes in equity, except those resulting from investments by owners and distributions to owners, are reported in the statements of consolidated comprehensive income. The following is a summary of the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss:

(Dollars in thousands)	Foreign Currency Translation Adjustment	Employee Benefit Plans	Total
Balances at June 30, 2014	$(741)	$(267,061)	$(267,802)
Other comprehensive loss before reclassifications	(891)	—	(891)
Amounts reclassified from accumulated other comprehensive loss	—	1,259	1,259
Balances at September 30, 2014	$(1,632)	$(265,802)	$(267,434)

(Dollars in thousands)	Foreign Currency Translation Adjustment	Employee Benefit Plans	Total
Balances at December 31, 2013	$(424)	$(269,107)	$(269,531)
Other comprehensive loss before reclassifications	(1,208)	—	(1,208)
Amounts reclassified from accumulated other comprehensive loss	—	3,305	3,305
Balances at September 30, 2014	$(1,632)	$(265,802)	$(267,434)

(Dollars in thousands)	Foreign Currency Translation Adjustment	Employee Benefit Plans	Total
Balances at June 30, 2013	$(1,037)	$(449,062)	$(450,099)
Other comprehensive income before reclassifications	305	—	305
Amounts reclassified from accumulated other comprehensive loss	—	3,051	3,051
Balances at September 30, 2013	$(732)	$(446,011)	$(446,743)

(Dollars in thousands)	Foreign Currency Translation Adjustment	Employee Benefit Plans	Total
Balances at December 31, 2012	$(1,295)	$(455,166)	$(456,461)
Other comprehensive income before reclassifications	563	—	563
Amounts reclassified from accumulated other comprehensive loss	—	9,155	9,155
Balances at September 30, 2013	$(732)	$(446,011)	$(446,743)
See Note 5, “Employee Benefit Plans” for additional information concerning Con-way's employee benefit plans, including amounts reported for net periodic benefit expense or income.
Common Stock Repurchase Program and Cash Dividend
In June 2014, Con-way's Board of Directors authorized the repurchase of up to $150 million of Con-way's common stock in open market purchases or privately negotiated transactions from time to time in such amounts as management determines. As of September 30, 2014, Con-way repurchased a total of 90,000 shares at a cost of $4.6 million.
On July 29, 2014, Con-way's Board of Directors increased the quarterly dividend to be paid to shareholders from 10 cents per common share to 15 cents per common share. On September 12, 2014, the quarterly dividend of 15 cents per common share was paid to shareholders of record on August 15, 2014. Each quarterly dividend payment is subject to review and approval by Con-way's Board of Directors.

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

Results of Operations
The overview below provides a high-level summary of Con-way’s results of operations for the periods presented and is intended to provide context for the remainder of the discussion on reporting segments. Refer to “Reporting Segment Review” below for more complete and detailed discussion and analysis. Except as otherwise specified, comparisons throughout “Results of Operations” are between the third quarter of 2014 and the third quarter of 2013, or between the first nine months of 2014 and the first nine months of 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Revenue	$1,504,150	$1,398,021	$4,365,342	$4,115,555

Operating expenses	1,412,775	1,330,346	4,138,205	3,939,982
Operating income	91,375	67,675	227,137	175,573
Other income (expense)	(13,985)	(14,297)	(39,757)	(42,571)
Income before income tax provision	77,390	53,378	187,380	133,002
Income tax provision	31,807	22,821	75,237	45,543
Net income	$45,583	$30,557	$112,143	$87,459

Diluted earnings per common share	$0.78	$0.53	$1.94	$1.53
Overview
Con-way's consolidated revenue increased 7.6% in the third quarter and 6.1% in the first nine months of 2014, due to increased revenue from Logistics and Freight. Revenue at Logistics increased from growth in both transportation-management and warehouse-management services. Revenue at Freight increased primarily due to higher revenue per hundredweight.
Con-way's consolidated operating income increased 35.0% in the third quarter and 29.4% in the first nine months of 2014, primarily due to higher operating income at Freight and Truckload, partially offset by lower operating income at Logistics.
Con-way's effective tax rates for the third quarter and first nine months of 2014 were 41.1% and 40.2%, respectively. The effective tax rates for the third quarter and first nine months of 2013 were 42.8% and 34.2%, respectively. Both years included discrete tax adjustments that impacted the effective tax rates, as more fully discussed in Note 7, “Income Taxes,” of Item 1, “Financial Statements.”
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

Freight
The following table compares operating results, operating margins, and the percentage change in selected operating statistics of the Freight reporting segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Revenue before inter-segment eliminations	$946,306	$899,254	$2,734,836	$2,619,065

Salaries, wages and employee benefits	419,930	397,089	1,216,196	1,175,749
Purchased transportation	153,478	153,325	444,973	452,224
Other operating expenses	128,782	124,199	371,902	360,237
Fuel and fuel-related taxes	84,415	89,161	270,152	276,479
Depreciation and amortization	37,905	34,701	112,317	100,554
Purchased labor	12,405	11,246	37,050	23,885
Rents and leases	11,128	12,576	34,440	37,239
Maintenance	26,374	25,387	74,331	70,415
Total operating expenses	874,417	847,684	2,561,361	2,496,782
Operating income	$71,889	$51,570	$173,475	$122,283

Operating margin	7.6%	5.7%	6.3%	4.7%

	2014 vs. 2013	2014 vs. 2013
Selected Operating Statistics
Weight per day	-0.6%	+0.4%
Revenue per hundredweight ("yield")	+5.3%	+4.0%
Shipments per day	-0.7%	-1.5%
Weight per shipment	+0.1%	+1.9%
Freight's revenue increased 5.2% in the third quarter and 4.4% in the first nine months of 2014. The third-quarter increase was due to a 5.3% increase in yield and half-day increase in the number of working days, partially offset by a 0.6% decrease in weight per day. The decrease in weight per day reflects a 0.7% decrease in shipments per day, partially offset by a 0.1% increase in weight per shipment. In the first nine months of 2014, the revenue increase was due to a 4.0% increase in yield and a 0.4% increase in weight per day. The increase in weight per day reflects a 1.9% increase in weight per shipment, partially offset by a 1.5% decrease in shipments per day. Improved yields benefited from revenue-management initiatives, including lane-based pricing, intended to increase operating margins by improving the composition of freight in the network. Higher yields also include the effect of a general rate increase that was effective on March 31. In the prior year, the general rate increase was effective on June 24, 2013. Freight implemented an additional general rate increase effective on October 27, 2014. These general rate increases apply to customers with pricing governed by Con-way Freight's standard tariff, which accounts for approximately 25% of Freight's business. Competitive and other factors impact the extent to which general rate increases are retained over time.
Yield excluding fuel surcharges increased 5.3% in the third quarter and 3.9% in the first nine months of 2014. In the third quarters of 2014 and 2013, Freight's fuel-surcharge revenue was 17.3% of revenue, and in the first nine months of 2014, increased to 17.5% of revenue from 17.4% in 2013. Fuel surcharges are only one part of Con-way Freight's overall rate structure, and the total price that Con-way Freight receives from customers for its services is governed by market forces, as more fully discussed below in Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Fuel.”
Freight's operating income increased 39.4% in the third quarter and 41.9% in the first nine months of 2014. Operating income benefited from revenue-management and linehaul-optimization initiatives.
In the third quarter, expenses for salaries, wages and employee benefits increased 5.8% due to a 5.7% increase in salaries and wages (excluding variable compensation), a $3.6 million or 39.2% increase in variable compensation and a 3.2% increase in employee benefits. In the first nine months, expenses for salaries, wages and employee benefits increased 3.4% due to a 2.4% increase in salaries and wages (excluding variable compensation), a 4.2% increase in employee benefits and a $7.2 million or 32.2% increase in variable compensation. In the third quarter and first nine months, increases in salaries and wages (excluding variable compensation) were largely due to increased miles driven by company drivers and annual salary and wage rate increases. Variable compensation increased primarily due to variations in performance relative to variable-compensation plan targets. Higher expense for employee benefits resulted primarily from increased expense from employee medical claims, which reflected an increase in the number of claims, partially offset by a decrease in the expense per claim. Higher expense for employee benefits in the first nine months was also impacted by increased expense from workers' compensation claims, which reflected an increase in the number of claims, partially offset by a decrease in the expense per claim. Comparative changes in year-to-date expenses for salaries, wages and employee benefits were also affected by the timing of salary and wage rate increases; in 2014, those increases were effective in July compared to 2013, when the increases were effective in April. In January 2015, Con-way Freight expects to implement wage rate increases for drivers that will include adjustments to ensure Con-way Freight's pay structures are competitive and market based. The overall amount and timing of the increase are also designed to improve Con-way Freight's ability to attract and retain professional drivers in the context of an industry-wide driver shortage. As a result of these adjustments, management expects 2015 expense for driver wages and benefits to increase $60 million over 2014. In recent years, the comparable year-over-year impact of an annual driver wage increase has been approximately half this amount.
Purchased transportation expense was essentially flat in the third quarter due to a higher cost per mile, partially offset by a decrease in the number of third-party miles. Purchased transportation expense decreased 1.6% in the first nine months due to decreased third-party miles, partially offset by a higher cost per mile. The decrease in third-party miles is the result of Con-way Freight's ongoing linehaul-optimization initiative.
Other operating expenses increased 3.7% in the third quarter and 3.2% in the first nine months primarily due to increased cargo loss and damage claims and higher expenses for information-technology services, partially offset by increased gains from the sale of property and decreased vehicular claims. Cargo loss and damage claims increased in 2014 due to increases in the cost per claim and the number of claims. The increases in information-technology expenses were primarily due to higher costs for network infrastructure upgrades and electronic onboard technologies. Gains from the sale of property are related to the sale of excess properties. Vehicular claims decreased in 2014 due to decreases in the cost per claim and the number of claims.
Expense for fuel and fuel-related taxes decreased 5.3% in the third quarter and 2.3% in the first nine months of 2014 due to decreased cost per gallon of diesel fuel and lower fuel consumption as a result of improved miles per gallon.
Depreciation and amortization expense increased 9.2% in the third quarter and 11.7% in the first nine months of 2014, primarily due to the replacement of older tractors with newer models. Newer models are more costly due in part to the inclusion of more expensive emissions-control and safety technology.
Purchased labor expense increased 10.3% in the third quarter primarily due to increases for clerical functions. In the first nine months, purchased labor expense increased 55.1% due to more of this source of labor being used for freight-handling mainly in the first two quarters of 2014.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Revenue before inter-segment eliminations	$443,945	$380,549	$1,283,960	$1,143,284
Purchased transportation	(256,008)	(207,712)	(726,846)	(651,920)
Net revenue	187,937	172,837	557,114	491,364

Salaries, wages and employee benefits	73,402	67,485	220,085	194,955
Other operating expenses	48,082	48,569	149,326	142,037
Fuel and fuel-related taxes	316	242	907	564
Depreciation and amortization	3,248	2,350	9,157	6,814
Purchased labor	31,832	24,985	88,190	69,535
Rents and leases	22,623	20,264	66,760	54,677
Maintenance	832	764	2,495	2,033
Total operating expenses excluding purchased transportation	180,335	164,659	536,920	470,615
Operating income	$7,602	$8,178	$20,194	$20,749

Operating margin on revenue	1.7%	2.1%	1.6%	1.8%
Operating margin on net revenue	4.0%	4.7%	3.6%	4.2%
Logistics' revenue increased 16.7% in the third quarter of 2014 primarily due to a 19.8% increase in revenue from transportation-management services and a 10.6% increase in revenue from warehouse-management services. In the first nine months of 2014, Logistics' revenue increased 12.3% primarily due to a 9.8% increase in revenue from transportation-management services and a 17.6% increase in revenue from warehouse-management services. Increased revenue from transportation-management and warehouse-management are primarily related to new contracts and increased volumes at existing customers, partially offset by termination of certain customer contracts.
Logistics' net revenue increased 8.7% in the third quarter and 13.4% in the first nine months of 2014. Growth in net revenue resulted primarily from increased revenue from warehouse-management services. Purchased transportation expense increased 23.3% in the third quarter and 11.5% in the first nine months of 2014 as a result of increased revenue from transportation-management services.
Logistics' operating income decreased 7.0% in the third quarter and 2.7% in the first nine months of 2014. Decreased operating income was largely due to increased operating expenses primarily from an increase in variable-compensation expense. Also in 2014, Logistics’ operating margin on net revenue decreased due to an increase in the proportion of net revenue earned from warehouse-management services, which generally have a lower margin on net revenue than transportation-management services.
Expenses for salaries, wages and employee benefits increased 8.8% in the third quarter due largely to a $2.8 million increase in variable compensation, a 4.4% increase in salaries and wages (excluding variable compensation) and a 5.6% increase in employee benefits. In the first nine months, expenses for salaries, wages and employee benefits increased 12.9% due largely to a 10.1% increase in salaries and wages (excluding variable compensation), a $7.5 million increase in variable compensation and a 6.5% increase in employee benefits. Salaries and wages (excluding variable compensation) increased primarily due to increased headcount to support new business from warehouse-management services. In the third quarter and first nine months of 2013, a minimal amount of variable-compensation expense was recognized as the result of low performance relative to variable-compensation plan targets, while the comparable periods in 2014 reflected more typical variable-compensation expense. Increased employee benefits reflect higher costs for workers' compensation claims and employee medical benefits. In the third quarter, workers' compensation claims increased due to an increase in expense per claim. In the first nine months, workers' compensation claims increased due to an increase in expense per claim, partially offset by a decrease in the number of new claims. During 2014, employee medical benefits expense increased as a result of an increase in the cost per claim, partially offset by a decrease in the number of new claims.
Other operating expenses increased 5.1% in the first nine months primarily due to increased expenses for facilities and increased information-technology service costs, partially offset by a decline in the provision for uncollectible accounts receivable. Higher expenses for facilities were incurred to support increased volumes relating to warehouse-management contracts. The increases in information-technology expenses were primarily due to higher costs for network infrastructure and end-user computing upgrades. The decline in the provision for uncollectible accounts receivable was primarily due to a $3.7 million reserve accrued in the second quarter of 2013 that related to a single international customer.
Purchased labor expense increased 27.4% in the third quarter and 26.8% in the first nine months primarily due to new warehouse-management contracts.
Expenses for rents and leases increased 11.6% in the third quarter and 22.1% in the first nine months primarily due to new warehouse-management contracts.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Freight revenue	$119,388	$121,336	$355,555	$358,491
Fuel-surcharge revenue	34,040	35,985	105,225	107,943
Other revenue	5,758	4,858	18,480	14,552
Revenue before inter-segment eliminations	159,186	162,179	479,260	480,986

Salaries, wages and employee benefits	51,118	51,063	153,277	152,678
Purchased transportation	16,518	12,442	46,917	33,700
Other operating expenses	15,061	16,373	47,870	49,712
Fuel and fuel-related taxes	37,727	43,665	118,854	128,924
Depreciation and amortization	16,983	19,169	51,314	56,328
Purchased labor	197	282	719	835
Rents and leases	302	361	1,075	1,103
Maintenance	10,586	9,853	28,661	27,907
Total operating expenses	148,492	153,208	448,687	451,187
Operating income	$10,694	$8,971	$30,573	$29,799

Operating margin on revenue	6.7%	5.5%	6.4%	6.2%
Operating margin on revenue excluding fuel-surcharge revenue	8.5%	7.1%	8.2%	8.0%

	2014 vs. 2013	2014 vs. 2013
Selected Operating Statistics
Freight revenue per loaded mile	+2.5%	+1.4%
Loaded miles	-4.0%	-2.2%
Truckload's revenue decreased 1.8% in the third quarter of 2014 primarily due to a 1.6% decrease in freight revenue and a 5.4% decrease in fuel-surcharge revenue. The decrease in freight revenue is due to a 4.0% decrease in loaded miles, partially offset by a 2.5% increase in revenue per loaded mile. In the first nine months of 2014, Truckload's revenue decreased 0.4% primarily due to a 0.8% decrease in freight revenue and a 2.5% decrease in fuel-surcharge revenue. The decrease in freight revenue is due to a 2.2% decrease in loaded miles, partially offset by a 1.4% increase in revenue per loaded mile. The decreases in loaded miles resulted from lower fleet utilization, partially offset by increases in the size of the tractor fleet, which grew as a result of increases in the number of owner-operator units. Lower fleet utilization was due in part to increases in the number of unassigned tractors, which reflects the driver shortage being experienced by the truckload industry. The decreases in fuel-surcharge revenue were due to a decrease in the price per gallon of diesel fuel. The decreases in freight revenue and fuel-surcharge revenue were partially offset by increases in other revenue. Increases in other revenue include additional revenue recognized from detention loads and increased logistics revenue.
Truckload's operating income increased 19.2% in the third quarter and 2.6% in the first nine months of 2014 reflecting a decrease in operating expenses, which include declines in depreciation expense and increased gains from the sale of equipment.
Expenses for salaries, wages and employee benefits were essentially flat in the third quarter primarily due to a 19.3% increase in employee benefits, partially offset by a 4.9% decrease in salaries and wages (excluding variable compensation). In the first nine months, expenses for salaries, wages and employee benefits increased 0.4% primarily due to a 20.4% increase in employee benefits, partially offset by a 4.1% decrease in salaries and wages (excluding variable compensation). Increased employee benefits reflect higher costs for workers' compensation claims and employee medical benefits. In the third quarter, workers' compensation claims increased due to an increase in expense per claim, partially offset by a decrease in the number of claims. In the first nine months, workers' compensation claims increased primarily due to an increase in expense per claim. In 2014, employee medical benefits increased due to increases in expense per claim and the number of claims. Salaries and wages (excluding variable compensation) decreased as miles driven by company drivers decreased.
Purchased transportation expense increased 32.8% in the third quarter and 39.2% in the first nine months due to increased miles driven by the owner-operator fleet, which grew during 2014.
Other operating expenses decreased 8.0% in the third quarter and 3.7% in the first nine months primarily due to increased gains from the sale of retired trailers.
Expenses for fuel and fuel-related taxes decreased 13.6% in the third quarter and 7.8% in the first nine months due to lower fuel consumption primarily from fewer miles driven by company drivers and lower cost per gallon of diesel fuel.
Depreciation and amortization expense decreased 11.4% in the third quarter and 8.9% in the first nine months reflecting the change in estimated salvage value of certain trailers. This change in estimate is more fully discussed in Note 1, “Principal Accounting Policies,” of Item 1, “Financial Statements.”
Corporate and Eliminations
Corporate and Eliminations consists of the operating results of Con-way's trailer manufacturer, certain corporate activities for which the related income or expense was not allocated to other reporting segments, and eliminations. The first nine months of 2013 includes a $5.6 million second-quarter gain from sales of corporate properties. Other corporate costs include expense or income associated with Con-way's defined benefit pension plans. Con-way expects to incur an estimated $16 million charge in the fourth-quarter of 2014 as the result of the termination of a small defined benefit pension plan. The table below summarizes components of Corporate and Eliminations other than inter-segment revenue eliminations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Revenue before inter-segment eliminations
Trailer manufacturing	$20,239	$20,510	$55,973	$55,034

Operating income (loss)
Trailer manufacturing	19	97	(110)	68
Reinsurance activities	937	103	2,585	1,202
Corporate properties	(335)	(480)	(1,099)	3,752
Other corporate costs	569	(764)	1,519	(2,280)
	$1,190	$(1,044)	$2,895	$2,742

Liquidity and Capital Resources
Cash and cash equivalents decreased to $456.7 million at September 30, 2014 from $484.5 million at December 31, 2013, as the $191.1 million used in investing activities exceeded the $160.7 million and $2.7 million provided by operating activities and financing activities, respectively. Cash used in investing activities primarily reflects capital expenditures, partially offset by proceeds from sales of property and equipment. Cash provided by operating activities reflects adjustments for non-cash items and net income, partially offset by changes in assets and liabilities. Cash provided by financing activities primarily reflects the proceeds from exercise of stock options, mostly offset by payments of common dividends and capital leases.

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
Operating Activities
Net income	$112,143	$87,459
Non-cash adjustments [1]	222,174	244,883
Changes in assets and liabilities	(173,657)	(72,679)
Net Cash Provided by Operating Activities	160,660	259,663
Net Cash Used in Investing Activities	(191,123)	(201,826)
Net Cash Provided by (Used in) Financing Activities	2,685	(9,501)
Increase (Decrease) in Cash and Cash Equivalents	$(27,778)	$48,336

[1]	“Non-cash adjustments” refer to depreciation, amortization, deferred income taxes, provision for uncollectible accounts, and other non-cash income and expenses.
Operating Activities
The most significant items affecting the comparison of Con-way’s operating cash flows for the periods presented are summarized below:
In the first nine months of 2014, changes in assets and liabilities used $101.0 million more cash, partially offset by $2.0 million more cash provided collectively by net income and non-cash adjustments compared to the same prior-year period. Significant comparative changes include receivables, employee benefits, accrued variable compensation, and accrued income taxes.
Receivables used $130.8 million during the first nine months of 2014 compared to $34.6 million used during the same prior-year period. Variations in receivables were largely due to variations in average collection periods and increased revenue.
Employee benefits used $152.3 million in the first nine months of 2014, compared to $78.5 million used in the same prior-year period primarily due to increased funding contributions to the qualified defined benefit pension plans, partially offset by a decrease in expense for retirement benefits and a decrease in benefit payments for long-term disability. In the first nine months of 2014, Con-way contributed $137.2 million to its qualified pension plans, compared to $55.3 million in the first nine months of 2013.
Accrued variable compensation provided $12.6 million in the first nine months of 2014, compared to $22.9 million used in the same prior-year period. Improved performance relative to variable-compensation plan targets resulted in lower variable-compensation payments and higher expense in the first nine months of 2014 when compared to the same prior-year period.
Accrued income taxes provided $14.1 million in the first nine months of 2014, compared to $7.3 million used in the same prior-year period reflecting an increase in the income tax provision, partially offset by higher income tax payments.
Investing Activities
The most significant items affecting the comparison of Con-way’s investing cash flows for the periods presented are summarized below:
Proceeds from sales of property and equipment during the first nine months of 2014 provided $35.1 million in cash compared to $12.2 million of cash provided in the same prior-year period. Variations were primarily due to increased proceeds from the sale of equipment at Truckload and from the sale of excess property at Freight.
Capital expenditures during the first nine months of 2014 used $214.3 million in cash compared to $212.5 million of cash used in the same prior-year period. Capital expenditures in both periods related primarily to the acquisition of revenue equipment.

Financing Activities
The most significant items affecting the comparison of Con-way’s financing cash flows for the periods presented are summarized below:
Proceeds from the exercise of stock options during the first nine months of 2014 provided $33.4 million in cash compared to $19.8 million of cash provided in the same prior-year period primarily due to increases in proceeds per share exercised and the number of shares exercised.
In June 2014, Con-way's Board of Directors authorized the repurchase of up to $150 million of Con-way's common stock in open market purchases or in privately negotiated transactions from time to time in such amounts as management determines. In the third quarter of 2014, Con-way used $4.1 million of cash to repurchase shares of Con-way common stock.
Contractual Cash Obligations
Con-way’s contractual cash obligations as of December 31, 2013 are summarized in Item 7, “Management’s Discussion and Analysis – Liquidity and Capital Resources – Contractual Cash Obligations,” of Con-way’s 2013 Annual Report on Form 10-K. In the first nine months of 2014, there have been no material changes in Con-way's contractual obligations outside the ordinary course of business.
Capital Resources and Liquidity Outlook
Con-way’s capital requirements relate primarily to the acquisition of revenue equipment to support growth and replacement of older equipment with newer equipment. In funding these capital expenditures and meeting working-capital requirements, Con-way may utilize various sources of liquidity and capital, including cash and cash equivalents, cash flow from operations, credit facilities, and access to capital markets. Con-way may also manage its liquidity requirements and cash-flow generation by varying the timing and amount of capital expenditures.
Con-way has a $325 million unsecured revolving credit facility that matures on June 28, 2018. The revolving facility is available for cash borrowings and issuance of letters of credit. At September 30, 2014, no cash borrowings were outstanding under the credit facility; however, $106.9 million of letters of credit were outstanding, leaving $218.1 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions of borrowing. At September 30, 2014, Con-way was in compliance with the revolving credit facility’s financial covenants and expects to remain in compliance.
Con-way had other uncommitted unsecured credit facilities totaling $60.6 million at September 30, 2014, which are available to support short-term borrowings, letters of credit, bank guarantees and overdraft facilities. At September 30, 2014, $1.5 million of cash borrowings and $22.3 million in other credit commitments were outstanding leaving $36.8 million of available capacity.
See “Forward-Looking Statements” below and Item 1A, “Risk Factors,” and Note 5, “Debt and Other Financing Arrangements,” of Item 8, “Financial Statements and Supplementary Data,” in Con-way’s 2013 Annual Report on Form 10-K for additional information concerning Con-way's $325 million credit facility.
In 2014, Con-way anticipates capital and software expenditures of approximately $275 million, net of proceeds from asset dispositions, which compares to $275.1 million in 2013. During the first nine months of 2014, Con-way had $187.8 million of capital and software expenditures, net of proceeds from asset dispositions. Con-way’s actual 2014 capital expenditures may differ from the estimated amount depending on factors such as availability and timing of delivery of equipment.
In 2014, Con-way contributed $142 million to its qualified pension plans, including a $5 million contribution made in October. This compares to total contributions made of $55.3 million in 2013. The increased level of pension funding in 2014 is intended to strengthen Con-way’s balance sheet by reducing its liabilities and is expected to reduce funding requirements in the future.
On July 29, 2014, Con-way's Board of Directors increased the quarterly dividend to be paid to shareholders from 10 cents per common share to 15 cents per common share. On September 12, 2014, the quarterly dividend of 15 cents per common share was paid to shareholders of record on August 15, 2014. Each quarterly dividend payment is subject to review and approval by Con-way's Board of Directors.
At September 30, 2014, Con-way’s senior unsecured debt was rated as investment grade by Standard and Poor’s (BBB-), Fitch Ratings (BBB-), and Moody’s (Baa3). Standard and Poor's, Fitch Ratings, and Moody's assigned an outlook of “stable.”

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
Forward-Looking Statements
Certain statements included herein constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties, and should not be relied upon as predictions of future events. All statements other than statements of historical fact are forward-looking statements, including:

•	any projections of earnings, revenue, weight, yield, volumes, income or other financial or operating items;

•	any statements of the plans, strategies, expectations or objectives of Con-way’s management for future operations or other future items;

•	any statements concerning proposed new products or services;

•	any statements regarding Con-way’s estimated future contributions to pension plans;

•	any statements regarding the payment of future dividends;

•	any statements as to the adequacy of reserves;

•	any statements regarding the outcome of any legal, administrative and other claims and proceedings that may be brought by or against Con-way;

•	any statements regarding future economic conditions or performance;

•	any statements regarding strategic acquisitions; and

•	any statements of estimates or belief and any statements or assumptions underlying the foregoing.
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
ITEM 2. UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) The following table provides information on shares of common stock repurchased by Con-way during the quarter ended September 30, 2014:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [1]
July 1, 2014 - July 31, 2014	—	$—	—	$150,000,000
August 1, 2014 - August 31, 2014	40,000	50.57	40,000	147,977,200
September 1, 2014 - September 30, 2014	50,000	51.70	50,000	145,392,200
	90,000	$51.19	90,000	$145,392,200

[1]
On July 30, 2014, Con-way announced that its Board of Directors had authorized a program to repurchase up to $150 million of Con-way's common stock in open market purchases or in privately negotiated transactions from time to time in such amounts as management determines.

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

Con-way Inc.
(Registrant)

Date:	October 29, 2014	By:	/s/ Stephen L. Bruffett
Stephen L. Bruffett
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

