Form 10-K
period 2014-12-31
Con-way Inc.
filed 2015-02-23
CIK 23675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Registrant's telephone number, including area code: (734) 757-1444
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($0.625 par value)	New York Stock Exchange (NYSE)
Securities Registered Pursuant to Section 12(g) of the Act:
7.25% Senior Notes due 2018
6.70% Senior Debentures due 2034
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒Yes      ☐No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes      ☒No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes      ☐No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes      ☐No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one): Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes     ☒No
The aggregate market value of the shares of common stock held by non-affiliates of the registrant on June 30, 2014 (based upon the closing price of the common stock as of that date on the NYSE) was $2,047,525,856.
The number of shares of common stock, $0.625 par value, outstanding as of January 31, 2015 was 57,580,945.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement related to its annual meeting of shareholders scheduled to be held on May 12, 2015 are incorporated by reference into Part III of this Form 10-K.

PART I
ITEM 1. BUSINESS
Overview
Con-way Inc. was incorporated in Delaware in 1958. Con-way Inc. and its subsidiaries ("Con-way" or "the Company") provide transportation, logistics and supply-chain management services for a wide range of manufacturing, industrial and retail customers. Con-way's business units operate in regional, inter-regional and transcontinental less-than-truckload and full-truckload freight transportation, contract logistics and supply-chain management, multimodal freight brokerage, and trailer manufacturing.
Reporting Segments
For financial reporting purposes, Con-way is divided into three reporting segments: Freight, Logistics and Truckload. For financial information concerning Con-way's geographic and reporting-segment operating results, refer to Note 12, "Segment Reporting," of Item 8, "Financial Statements and Supplementary Data."
Freight
The Freight segment consists of the operating results of the Con-way Freight business unit. Con-way Freight is a less-than-truckload ("LTL") motor carrier that utilizes a network of freight service centers to provide day-definite regional, inter-regional and transcontinental less-than-truckload freight services throughout North America.
LTL carriers transport shipments from multiple shippers utilizing a network of freight service centers combined with a fleet of linehaul and pickup-and-delivery tractors and trailers. Freight is picked up from customers and consolidated for shipment at the originating service center. Freight is consolidated for transportation to the destination service centers or other intermediate service centers (referred to as freight assembly centers). At freight assembly centers, freight from various service centers can be reconsolidated for transportation to other freight assembly centers or destination service centers. From the destination service center, the freight is delivered to the customer. Typically, LTL shipments weigh between 100 and 15,000 pounds. In 2014, Con-way Freight's average weight per shipment was approximately 1,350 pounds.
The LTL trucking environment is highly competitive. Principal competitors of Con-way Freight include regional and national LTL companies, some of which are subsidiaries of global, integrated transportation service providers. Competition is based on freight rates, service, reliability, transit times and scope of operations.
Logistics
The Logistics segment consists of the operating results of the Menlo Logistics ("Menlo") business unit. Menlo develops contract-logistics solutions, which can include managing complex distribution networks, and providing supply-chain engineering and consulting, and multimodal freight brokerage services. The term "supply chain" generally refers to a strategically designed process that directs the movement of materials and related information from the acquisition of raw materials to the delivery of products to the end-user.
Menlo's supply-chain management offerings are primarily related to transportation-management and contract-warehousing services. Transportation management refers to the management of asset-based carriers and third-party transportation providers for customers' inbound and outbound supply-chain needs through the use of logistics-management systems to consolidate, book and track shipments. Contract warehousing refers to the optimization and operation of warehouses for customers using technology and warehouse-management systems to reduce inventory carrying costs and supply-chain cycle times. For several customers, contract-warehousing operations include light assembly or kitting operations. Menlo's ability to link these systems with its customers' internal enterprise resource-planning systems is intended to provide customers with improved visibility to their supply chains. Compensation from Menlo's customers takes different forms, including cost-plus, transactional, fixed-dollar, performance-based and consulting-fee arrangements.
Menlo provides its services using a customer- or project-based approach when the supply-chain solution requires customer-specific transportation management, single-client warehouses, and/or single-customer technological solutions. However, Menlo also utilizes a shared-resource, process-based approach that leverages a centralized transportation-management group, multi-client warehouses and technology to provide scalable solutions to multiple customers. Additionally, Menlo segments its business based on customer type. These industry-focused groups leverage the capabilities of personnel, systems and solutions throughout the organization to give customers expertise in their respective industries.
In 2014, Menlo's three largest customers collectively accounted for 27.9% of the revenue and 12.7% of the net revenue (revenue less purchased transportation) reported for the Logistics reporting segment. Menlo's largest customer accounted for 3.0% of the consolidated revenue of Con-way in 2014.

There are numerous competitors in the contract-logistics market that include domestic and foreign logistics companies, the logistics arms of integrated transportation companies, and contract manufacturers. However, Menlo primarily competes against a limited number of major competitors that have sufficient resources to provide services under large logistics contracts. Competition for projects is generally based on price and the ability to rapidly implement technology-based transportation and logistics solutions. With an increase in the number of freight brokers and the increasing availability of commercial logistics-management systems, customers' cost-reduction efforts are often focused on price. In response to this competitive pressure, Menlo seeks to design logistics solutions for customers based on innovative solutions that use a structured continuous-improvement program.
Truckload
The Truckload segment consists of the operating results of the Con-way Truckload business unit. Con-way Truckload is a full-truckload motor carrier that utilizes a fleet of tractors and trailers to provide short- and long-haul, asset-based transportation services throughout North America. Con-way Truckload provides dry-van transportation services to manufacturing, industrial and retail customers while using single drivers as well as two-person driver teams over long-haul routes, with each trailer containing only one customer's goods. This origin-to-destination freight movement limits intermediate handling and is not dependent on the same network of locations utilized by LTL carriers. On average, Con-way Truckload transports shipments more than 800 miles from origin to destination. Under its regional service offering, Con-way Truckload transports truckload shipments between 100 and 600 miles, including local-area service for truckload shipments of less than 100 miles.
Con-way Truckload offers "through-trailer" service into and out of Mexico through major gateways in Texas, Arizona and California. This service eliminates the need for shipment transfer and/or storage fees at the border and typically involves equipment-interchange operations with various Mexican motor carriers. For a shipment with an origin or destination in Mexico, Con-way Truckload provides transportation for the domestic portion of the freight move, and a Mexican carrier provides the pick-up, linehaul and delivery services within Mexico.
The truckload market is fragmented with numerous carriers of varying sizes. Principal competitors of Con-way Truckload include other truckload carriers, logistics providers, railroads, private fleets, and to a lesser extent, LTL carriers. Competition is based on freight rates, service, reliability, transit times, and driver and equipment availability.
General
Employees
At December 31, 2014, Con-way had approximately 30,100 regular full-time employees. The approximate number of regular full-time employees by segment was as follows: Freight, 20,000; Logistics, 6,000; and Truckload, 3,200. In addition to the regular full-time employees at the reporting segments, Con-way had approximately 900 regular full-time employees consisting primarily of executive, technology and administrative positions that support Con-way's operating subsidiaries.
Con-way's business units utilize other sources of labor that provide flexibility in responding to varying levels of economic activity and customer demand. In addition to regular full-time employees, Con-way Freight employs part-time employees and non-employee contract labor; Menlo utilizes non-employee contract labor primarily related to its warehouse-management services; and Con-way Truckload contracts with owner-operators to transport shipments.
Cyclicality and Seasonality
Con-way's operations are affected, in large part, by conditions in the cyclical markets of its customers and in the U.S. and global economies, as more fully discussed in Item 1A, "Risk Factors."
Con-way's operating results are also affected by seasonal fluctuations that change demand for transportation services. In the Freight segment, generally the second and third quarters have the highest business levels while the fourth quarter usually has the lowest business levels. In the Truckload segment, the months of August and October typically have the highest business levels while the month of December usually has the lowest business levels. The Logistics segment does not generally experience seasonal fluctuations.
Price and Availability of Fuel
Con-way is exposed to the effects of changes in the price and availability of diesel fuel, as more fully discussed in Item 1A, "Risk Factors."

Regulation
Ground Transportation
The motor-carrier industry is subject to federal regulation by the Federal Motor Carrier Safety Administration ("FMCSA"), the Pipeline and Hazardous Materials Safety Agency ("PHMSA"), and the Surface Transportation Board ("STB"), which are units of the U.S. Department of Transportation. The FMCSA publishes and enforces comprehensive trucking safety regulations and performs certain functions relating to motor-carrier registration, cargo and liability insurance, extension of credit to motor-carrier customers, and leasing of equipment by motor carriers from owner-operators. The PHMSA publishes and enforces regulations regarding the transportation of hazardous materials. The STB has authority to resolve certain types of pricing disputes and authorize certain types of intercarrier agreements.
The FMCSA operates the Compliance Safety Accountability ("CSA") program in an effort to improve commercial truck and bus safety. A component of the CSA program is the Safety Measurement System, which analyzes all safety-based violations to determine a commercial motor carrier's safety performance. This safety program allows the FMCSA to identify carriers with safety-performance issues and intervene to address a carrier's specific safety problems.
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
Hours of service ("HOS") regulations by the FMCSA establish the maximum number of hours that a commercial truck driver may work. An HOS rule that went into effect in July 2013 reduced the number of hours a commercial truck driver may work during his or her work day. Congress recently required FMCSA to suspend part of the HOS regulation that eliminated the "34-hour restart" provision pending a mandated study of the safety implications. Depending on the timing and outcome of the study, there may or may not be further HOS regulatory changes.
Environmental
Con-way's operations involve the storage, handling and use of diesel fuel and other hazardous substances. Con-way is subject to laws and regulations that (1) govern activities or operations that may have adverse environmental effects such as discharges to air and water, and the handling and disposal practices for solid and hazardous waste, and (2) impose liability for the costs of remediation of, and certain damages resulting from, sites of past spills, disposals, or other releases of hazardous materials.
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
Other Information
Information Available on Website
Con-way makes available, free of charge, on its website at http://www.con-way.com, under the heading "Annual Reports & SEC Filings," within the "Investors" tab, copies of its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and any amendments to those reports, in each case as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission.
In addition, Con-way makes available, free of charge, on its website under the heading "Corporate Governance," within the "Investors" tab, current copies of the following documents: (1) the charters of the Audit, Compensation, Finance, and Governance and Nominating Committees of its Board of Directors; (2) its Corporate Governance Guidelines; and (3) its Code of Business Ethics. Copies of these documents are also available in print to shareholders upon request, addressed to the Corporate Secretary at 2211 Old Earhart Road, Suite 100, Ann Arbor, Michigan 48105.
None of the information on Con-way's website shall be deemed to be a part of this report.

Regulatory Certifications
In 2014, Con-way filed the written affirmations and Chief Executive Officer certifications required by Section 303A.12 of the NYSE Listing Manual and Section 302 of the Sarbanes-Oxley Act.
ITEM 1A. RISK FACTORS
Con-way's consolidated financial condition, results of operations and cash flows could be adversely affected by various risks. These risks include, but are not limited to, the principal factors listed below and other matters set forth in this Annual Report on Form 10-K. You should carefully consider all of these risks before making any investment or other decisions.
Economic Cyclicality
Con-way's operating results are affected, in large part, by cyclical conditions in its customers' markets and in the U.S. and global economies. While economic conditions affect most companies, the transportation industry is cyclical and susceptible to trends in economic activity. When individuals and companies purchase and produce fewer goods, Con-way's businesses transport fewer goods. In addition, Con-way Freight and Con-way Truckload are capital-intensive and Con-way Freight has a relatively high fixed-cost structure that is difficult to adjust to match shifting volume levels. Accordingly, any sustained weakness in demand or continued downturn or uncertainty in the economy generally would have an adverse effect on Con-way.
Industry Competition
The transportation market is highly competitive and sensitive to price and service, especially in periods of little or no macro-economic growth. Some of the Company's competitors have more financial resources than Con-way, more equipment, a broader global network, a wider range of services or have other competitive advantages. Some competitors periodically reduce their prices to gain business, especially during times of reduced growth rates in the economy, which may limit Con-way's ability to maintain or increase prices or maintain revenue. Consolidation in the ground transportation industry may create other large carriers with greater financial resources and other competitive advantages relating to their size.
Customer behavior may also change in response to market pressures in a way that adversely affects Con-way's business units. Many customers reduce the number of carriers they use by selecting "core carriers" as approved transportation service providers and Con-way may not be among those selected. Many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress prices or result in the loss of some business to competitors. Some customers may choose to consolidate certain shipments through a different mode of transportation. In addition, high volume package shippers could develop in-house ground delivery capabilities, which would in turn reduce Con-way's revenue and market share. If Con-way is unable to compete effectively through its current service offerings, if current competitors or potential future competitors offer a broader range of services or more effectively bundle their services or if Con-way's current customers become competitors, it could have a material adverse effect on Con-way's business, financial condition and results of operations.
Government Regulation and Taxes
Con-way operates in a highly regulated and highly taxed industry. As discussed more fully in Item 1, "Business," Con-way is subject to the regulatory powers of the U.S. Department of Transportation, the Environmental Protection Agency, and the Department of Homeland Security, among other federal agencies, as well as various state, local and foreign laws and regulations that apply to its business activities. These include regulations related to, among other things, driver hours-of-service limitations, labor organizing activities, cargo security requirements, anti-corruption and anti-bribery laws, tax, data privacy and data security laws, employment practices, healthcare and environmental matters, including potential limits on carbon emissions under climate change legislation. Con-way may become subject to new or more restrictive regulations imposed by such agencies in respect of engine exhaust emissions, driver hours of service, security, ergonomics, and a number of other unforeseen issues potentially applicable to its businesses or the industry.
Concern over climate change, for example, has led to increased legislative and regulatory efforts to limit carbon dioxide and other greenhouse gas emissions. Even without such regulation, Con-way's response to customer-led sustainability initiatives could lead to increased costs to implement additional efforts to reduce its emissions. Additionally, Con-way may experience reduced demand for its services if it does not comply with customers' sustainability requirements. As a result, increased costs or loss of revenue resulting from sustainability initiatives could have an adverse effect on Con-way.
The costs of compliance with existing or future laws or regulations, as well as any potential liabilities under or violations of such laws or regulations, could have an adverse effect on Con-way. As these regulatory requirements continue to evolve, Con-way is not able to accurately predict how new governmental laws and regulations, or changes to existing laws and regulations, will affect the transportation industry generally, or Con-way in particular. As a result, Con-way believes that any additional measures that may be required by future laws and regulations or changes to existing laws and regulations could result in additional costs and could have an adverse effect on Con-way.
Various federal, state and local authorities impose operating taxes, including fuel taxes, tolls, and excise and other taxes, on the transportation industry. In addition, various license and registration fees and bonding requirements apply to Con-way's business activities. Increases in these operating taxes, fees and requirements, or new forms of such operating taxes, fees and requirements, could result in additional costs and could have an adverse effect on Con-way.
Capital Markets
Significant disruptions or volatility in the global capital markets may increase Con-way's cost of borrowing or affect its ability to access credit, debt and equity capital markets. Market conditions may affect Con-way's ability to refinance indebtedness as and when it becomes due. In addition, changes in Con-way's credit ratings could adversely affect its ability and cost to borrow funds. Con-way is unable to predict how conditions in the capital markets will affect its financial condition, results of operations or cash flows.
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
Con-way may also be adversely affected by the timing and degree of fluctuations and volatility in fuel prices. Currently, Con-way's business units have fuel-surcharge revenue programs or cost-recovery mechanisms in place with a majority of customers. Con-way Freight and Con-way Truckload maintain fuel-surcharge programs designed to offset or mitigate the adverse effect of rising fuel prices. Menlo has cost-recovery mechanisms incorporated into most of its customer contracts under which it recognizes fuel-surcharge revenue designed to mitigate the adverse effect of rising fuel prices on the costs for purchased transportation.
Con-way's competitors in the LTL and truckload markets also impose fuel surcharges. Although fuel surcharges are generally based on a published national index, there is no industry-wide standard fuel-surcharge formula. As a result, fuel-surcharge revenue constitutes only part of the overall rate structure. Revenue excluding fuel surcharges (usually referred to as base freight rates) represents the collective pricing elements other than fuel surcharges. Ultimately, the total amount that Con-way Freight and Con-way Truckload can charge for their services is determined by competitive pricing pressures and market factors.
Historically, Con-way Freight's fuel-surcharge program has enabled it to more than offset changes in fuel costs and fuel-related volatility in purchased transportation costs. However, market conditions for fuel can impact Con-way Freight's ability to fully absorb and recover such changes under its fuel-surcharge program over time. Con-way Freight also modifies its fuel-surcharge program from time to time in response to market conditions and industry dynamics. Such modifications can impact the extent of fuel-surcharge revenue collected or the volatility of fuel surcharges imposed under the program. As a result, Con-way Freight may be adversely affected to the extent fuel price changes or pricing volatility impacts Con-way Freight's ability to offset such changes with fuel surcharges under its then-current program or base freight rates.
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
Con-way would be adversely affected if, due to competitive and market factors, its business units are unable to continue with their fuel-surcharge programs and/or cost-recovery mechanisms. In addition, there can be no assurance that these programs, as currently maintained or as modified in the future, will be sufficiently effective to offset changes in the price of fuel in the future.
Driver Availability and Driver Compensation
Con-way hires drivers primarily for Con-way Freight and Con-way Truckload. Recently, there has been intense competition for qualified drivers in the transportation industry due to a nationwide shortage of drivers. The availability of qualified drivers may be affected from time to time by changing workforce demographics, competition from other transportation companies and industries for employees, the availability and affordability of driver training schools, changing industry regulations, and the demand for drivers in the labor market. If the industry-wide shortage of qualified drivers continues, Con-way will likely continue to experience difficulty in attracting and retaining enough qualified drivers to fully satisfy customer demands.

As a result of the current highly-competitive labor market for drivers, in 2014 and early 2015, Con-way Freight and Con-way Truckload implemented increases in compensation and benefits for their drivers and may be required to further increase driver compensation and benefits, or face difficulty meeting customer demands, all of which could adversely affect Con-way's profitability. Additionally, a shortage of drivers could result in underutilization of Con-way's truck fleet, lost revenue, increased costs for purchased transportation or increased costs for driver recruitment.
Cyber Threats and Business Interruption
Con-way and its business units rely on shared-service facilities that provide shared administrative and technology services. A sustained interruption in Con-way's systems or operations due to a catastrophic event, such as terrorist activity, earthquake, weather event, or cyber attack, could have a material adverse effect on Con-way's operations and financial results.
Con-way is dependent on its operational and information technology systems to operate its businesses and to provide critical services to its employees and customers. Con-way has outsourced a significant portion of its information technology infrastructure and a portion of its operational, administrative and accounting functions to third-party service providers. Although Con-way and its third-party service providers collectively maintain backup systems and have disaster-recovery processes and procedures, Con-way's operational and information technology systems are susceptible to sustained interruption due to events such as failures during transition to upgraded or replacement technology, power outages, computer viruses, code anomalies, telecommunications failures, user errors, third-party contractual failures and other reasons. They are also susceptible to cyber threats and attacks, such as malware, attacks by computer hackers, denial of service attacks by groups of hackers and other threats. Certain of the outsourced services are also performed in developing countries and, as a result, may be subject to geopolitical and other uncertainty or risk. A sustained interruption to critical networks or to Con-way's operational and information technology systems, including those affecting the Company's computer systems and customer websites, could adversely impact its operations, customer service, reputation, volumes and revenue and could have a material adverse effect on Con-way's operations and financial results. Further, although Con-way and its third-party providers have preventive systems and processes in place to protect against the risk of cyber attacks, data losses and security breaches, these measures cannot fully insulate Con-way from technology disruptions that compromise the confidentiality, integrity, or availability of Company and customer information, which in turn could adversely affect Con-way's operations, customer service and reputation and could have a material adverse effect on Con-way's operations and financial results.
Labor Organization
Con-way believes that maintaining a union-free environment within its business units provides a competitive advantage in the marketplace and allows the Company to most effectively and directly serve the needs of its employees. Without the possible constraints of a union, each Con-way business unit is able to operate with efficiency and flexibility, providing customers with reliable, innovative and cost-competitive services.
In 2014, the International Brotherhood of Teamsters union, or the Teamsters, made organizing attempts at a small number of Con-way Freight locations. The outcomes of those efforts have generally been favorable for the Company, although a very small percentage of Con-way Freight employees have selected Teamsters representation. As of December 31, 2014, the Teamsters union has been certified as the bargaining representative for employees at only one of Con-way Freight's nearly 300 locations. Further unionizing efforts by the Teamsters are likely to continue in 2015, and the Company cannot predict with certainty whether that activity will result in the unionization of any additional Con-way Freight locations. A further unionized workforce could potentially result in reduced operational flexibility and impair Con-way's ability to quickly respond to market conditions with innovative solutions for customers.
Capital Intensity
Con-way Freight and Con-way Truckload make significant investments in revenue equipment, and Con-way Freight also makes significant investments in freight service centers. The amount and timing of capital investments depend on various factors, including anticipated volume levels and the price and availability of appropriate-use property for service centers and newly manufactured tractors, which are subject to restrictive Environmental Protection Agency engine-design requirements. If anticipated service center and/or fleet requirements differ materially from actual usage, Con-way's capital-intensive business units may have too much or too little capacity. Con-way attempts to mitigate the risk associated with too much or too little revenue equipment capacity by adjusting capital expenditures and by utilizing short-term equipment rentals and sub-contracted operators in order to match capacity with business volumes. Con-way's investments in revenue equipment and freight service centers depend on its ability to generate cash flow from operations and its access to credit, debt and equity capital markets. A decline in the availability of these funding sources could adversely affect Con-way.

With respect to Menlo, implementing warehouse-management services for customers can require a significant commitment of capital in the form of shelving, racking and other warehousing systems. In the event that Menlo is not able to fully amortize the cost of that capital across the term of the related customer agreement, or to the extent that the customer defaults on its obligations under the agreement, Menlo could be forced to take a significant loss on the unrecovered portion of the capital cost.
Asset Impairments
Con-way's assets include significant amounts of goodwill and other long-lived assets. Con-way's regular reviews of the carrying value of its assets have resulted, from time to time, in significant impairment charges. It is possible that Con-way may be required to recognize additional impairment charges in the future, which could adversely affect Con-way's results of operations.
Defined Benefit Plans
Con-way maintains defined benefit plans, including funded qualified pension plans, unfunded non-qualified pension plans, and an unfunded postretirement medical plan. A decline in interest rates and/or lower returns on funded plan assets may cause increases in the expense and funding requirements for Con-way's defined benefit pension plans. Despite past amendments that permanently curtailed benefits under its defined benefit pension plans, Con-way's defined benefit pension plans remain subject to volatility associated with interest rates, returns on plan assets, other actuarial assumptions and funding requirements. In addition to being subject to volatility associated with interest rates, Con-way's expense and obligation under its postretirement medical plan are also subject to actuarial assumptions and trends in health-care costs. As a result, Con-way is unable to predict the effect on the Company's financial statements associated with the defined benefit pension plans and the postretirement medical plan.
Self-Insurance Accruals
Con-way uses a combination of self-insurance programs and large-deductible purchased insurance to provide for the costs of employee medical, vehicular, cargo and workers' compensation claims. Con-way's estimated liability for self-retained insurance claims reflects certain actuarial assumptions and judgments, which are subject to a high degree of variability. Con-way periodically evaluates the level of insurance coverage and adjusts insurance levels based on targeted risk tolerance and premium expense. An increase in the number and/or severity of self-insured claims or an increase in insurance premiums could have an adverse effect on Con-way.
Con-way has a captive insurance company that participates in a reinsurance pool to reinsure a portion of Con-way's workers' compensation claims. Each company that participates in the pool cedes premiums and claims to the pool and assumes premiums and claims from the pool. The operating results of the captive insurance company are affected by the number and/or severity of claims and the associated premiums paid or received. Con-way's financial condition, results of operations and cash flows could be adversely affected by the risk assumed and ceded by the captive insurance company. In addition, Con-way's captive insurance companies are subject to financial and insurance regulation by a foreign regulatory authority and changes in these applicable regulations could affect Con-way's liquidity and asset allocation with its captive insurance companies.
Con-way expects costs associated with providing benefits under postretirement medical plans and employee medical plans to increase due to health care reform legislation. Changes made to the design of Con-way's medical plans have the potential to mitigate some of the cost impact of the provisions included in the legislation. Ultimately, the cost of providing benefits under medical plans is dependent on a variety of factors, including governmental laws and regulations, health care cost trends, claims experience and health care decisions by plan participants. As a result, Con-way is unable to predict how the cost of providing benefits under medical plans will affect its financial condition, results of operations or cash flows.
Customer Concentration and Contract Terms
Menlo is subject to risk related to customer concentration because of the relative importance of its largest customers and the ability of those customers to negotiate aggressive pricing and other customer-favorable contract terms. Many of its competitors in the logistics industry segment are subject to the same risk. Although Menlo strives to broaden and diversify its customer base, a significant portion of its revenue is derived from a relatively small number of large and sophisticated customers, as more fully discussed in Item 1, "Business." Consequently, a significant loss of business from, or adverse performance by, Menlo's major customers may have a material adverse effect on Con-way's financial condition, results of operations and cash flows. Similarly, the renegotiation of major customer contracts may also have an adverse effect on Con-way.
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
Other Factors
In addition to the risks identified above, Con-way's annual and quarterly operating results may be affected by a number of business, economic, regulatory and competitive factors, including:

•	loss of senior management or other key employees who implement Con-way's business strategy;

•	the creditworthiness of Con-way's customers and their ability to pay for services rendered;

•
any liability resulting from and the costs of defending against litigation and claims related to labor and employment, personal injury, property damage, business practices, environmental liability and other matters;

•	the effect of severe winter weather or other weather or disaster-related events; and

•	the possibility of defaults under Con-way's $325 million credit agreement and other debt instruments.
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
Freight
As of December 31, 2014, Con-way Freight operated 297 freight service centers, of which 146 were owned and 151 were leased. The service centers are strategically located to cover the geographic areas served by Con-way Freight and represent physical buildings and real property with dock, office and/or shop space. These facilities do not include meet-and-turn points or zone operations, which generally represent small owned or leased real property with no physical structures. At December 31, 2014, Con-way Freight's owned service centers accounted for 69% of its door capacity. At December 31, 2014, Con-way Freight owned and operated approximately 9,500 tractors and 25,500 trailers, including tractors held under capital lease agreements. The headquarters for Con-way Freight are located at a leased facility in Ann Arbor, Michigan, which is shared with Con-way's executive offices.
Logistics
As of December 31, 2014, Menlo operated 78 warehouses in North America, of which 61 were leased by Menlo and 17 were leased or owned by clients of Menlo. Outside of North America, Menlo operated an additional 81 warehouses, of which 62 were leased by Menlo and 19 were leased or owned by clients. Menlo owns and operates a small fleet of tractors and trailers to support its operations, but primarily utilizes third-party transportation providers for the movement of customer shipments. The headquarters for Menlo are located at a leased facility in San Francisco, California.
Truckload
As of December 31, 2014, Con-way Truckload operated five owned terminals with bulk fuel, tractor and trailer parking, and in some cases, equipment maintenance and washing facilities. In addition, Con-way Truckload also utilizes various drop yards for temporary trailer storage throughout the United States. At December 31, 2014, Con-way Truckload owned and operated approximately 2,600 tractors and 7,800 trailers. The Con-way Truckload headquarters are located at an owned facility in Joplin, Missouri.
Corporate
Other principal properties include Con-way's leased executive offices in Ann Arbor, Michigan and its owned shared-services center in Portland, Oregon. Con-way's trailer manufacturing business owns and operates a facility in Searcy, Arkansas.

ITEM 3. LEGAL PROCEEDINGS
Certain legal proceedings of Con-way are discussed in Note 11, "Commitments and Contingencies," of Item 8, "Financial Statements and Supplementary Data."
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Executive Officers of Con-way Inc.
The name, age and relevant business experience of Con-way's executive officers as of February 23, 2015, are set forth below.

Name, Age and Positions with the Company	Relevant Business Experience
Douglas W. Stotlar 54, President and Chief Executive Officer
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

Stephen L. Bruffett 51, Executive Vice President and Chief Financial Officer
Served as Con-way's Executive Vice President and Chief Financial Officer since September 2008. Prior to this, from 1998 to 2008, served in various capacities in finance and accounting, operations, investor relations and sales and marketing with YRC Worldwide, including as Chief Financial Officer.

Robert L. Bianco, Jr. 50, Executive Vice President of Con-way and President of Menlo Worldwide, LLC
Served as Con-way's Executive Vice President and Menlo Worldwide, LLC's President since June 2005. Prior to this, served as Menlo Logistics' President since 2002. Prior to this, from 1992 to 2002, served in various capacities with Menlo Logistics, including as Vice President of Operations since 1997.

Kevin S. Coel 56, Senior Vice President and Corporate Controller	Served as Con-way's Senior Vice President since April 2009 and Corporate Controller since 2000. Prior to this, from 1990 to 2000, served in various capacities in finance and accounting with Con-way.
Joseph M. Dagnese 54, Executive Vice President of Con-way and President of Con-way Truckload Inc.
Served as Con-way's Executive Vice President and Con-way Truckload Inc.'s President since February 2014. Prior to this, from 1995 to 2014, served in various capacities with Menlo Logistics including as Vice President of International since October 2013 and prior to that, as Vice President of Menlo's Automotive and Government Services Group since September 2008.

Stephen K. Krull 50, Executive Vice President, General Counsel and Secretary
Served as Con-way's Executive Vice President, General Counsel and Secretary since April 2011. Prior to this, from 2003 to 2011, served as Senior Vice President, General Counsel and Secretary of Owens Corning. Prior to this, from 1996 to 2003, served in various capacities in legal and corporate communications with Owens Corning.

W. Gregory Lehmkuhl 42, Executive Vice President of Con-way and President of Con-way Freight Inc.
Served as Con-way's Executive Vice President and Con-way Freight Inc.'s President since September 2011. Prior to this, served as Con-way Freight's Executive Vice President of Operations since August 2008. Served previously in various capacities with Menlo Logistics, including as Vice President of Menlo's Automotive Industry Group since January 2005.

Leslie P. Lundberg 57, Senior Vice President, Human Resources
Served as Con-way's Senior Vice President, Human Resources since January 2006. Prior to this, served as Executive Director of Compensation, Benefits and Human Resource Information Systems for a division of Sun Microsystems since 2003.

C. Randal Mullett 61, Vice President, Government Relations and Public Affairs
Served as Con-way's Vice President, Government Relations and Public Affairs since September 2007. Prior to this, served as Vice President of Government Relations since January 2005, and before that as Director Government Relations since January 2003. Prior to this, from 1989 to 2003, served in various capacities in operations and sales management with Con-way Freight Inc.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Con-way's common stock is listed for trading on the New York Stock Exchange ("NYSE") under the symbol "CNW."
See Note 13, "Quarterly Financial Data," of Item 8, "Financial Statements and Supplementary Data" for the range of common stock prices as reported on the NYSE and for the common stock dividends paid in 2014 and 2013. At January 31, 2015, Con-way had 5,090 common stockholders of record. The following table provides information on shares of common stock repurchased by Con-way during the quarter ended December 31, 2014:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [1]
October 1, 2014 - October 31, 2014	85,000	$43.51	85,000	$141,693,850
November 1, 2014 - November 30, 2014	90,000	46.11	90,000	137,543,950
December 1, 2014 - December 31, 2014	90,000	48.92	90,000	133,141,150
	265,000	$46.39	265,000	$133,141,150

[1]
On July 30, 2014, Con-way announced that its Board of Directors had authorized a program to repurchase up to $150 million of Con-way's common stock in open market purchases or in privately negotiated transactions from time to time in such amounts as management determines.

Performance Graph
The following performance graph compares Con-way's five-year cumulative return (assuming an initial investment of $100 on December 31, 2009 and reinvestment of dividends), with the S&P Midcap 400 Index and Dow Jones US Transportation Average Index.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDERS RETURN
Con-way Inc., S&P Midcap 400 Index, Dow Jones US Transportation Average Index

	Cumulative Total Return
	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Con-way Inc.	$100.00	$106.07	$85.69	$82.83	$119.49	$149.63
S&P Midcap 400	100.00	126.64	124.45	146.69	195.84	214.97
Dow Jones US Transportation Average	100.00	126.74	126.75	136.31	192.72	241.04

ITEM 6. SELECTED FINANCIAL DATA
The following table includes selected financial and operating data for Con-way as of and for the five years ended December 31, 2014. This information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data."
Con-way Inc.
Five-Year Financial Summary

(Dollars in thousands, except per share data)	2014	2013	2012	2011	2010
Results of Operations
Revenue	$5,806,069	$5,473,356	$5,580,247	$5,289,953	$4,952,000
Operating Income [a]	268,450	208,953	228,841	207,928	78,170
Income before Income Tax Provision	210,697	154,365	170,954	148,072	16,557
Income Tax Provision [b]	73,658	55,212	66,408	59,629	12,572
Net Income	137,039	99,153	104,546	88,443	3,985
Weighted-Average Common Shares Outstanding
Basic	57,390,945	56,511,563	55,837,574	55,388,297	52,507,320
Diluted	58,018,443	57,240,588	56,485,987	56,101,903	53,169,299
Per Common Share
Basic Earnings	$2.39	$1.75	$1.87	$1.60	$0.08
Diluted Earnings	2.36	1.73	1.85	1.58	0.07
Cash Dividends Declared	0.50	0.40	0.40	0.40	0.40
Market Price
High	53.53	46.04	38.78	42.38	40.34
Low	37.00	29.12	25.97	20.56	26.15
Financial Condition
Cash and cash equivalents	$432,759	$484,502	$429,784	$438,010	$421,420
Total assets	3,335,618	3,279,931	3,152,415	3,100,016	2,943,732
Long-term debt and capital leases	729,890	735,340	749,371	770,238	793,950
Other Data at Year End
Number of shareholders	5,100	5,452	5,803	6,168	6,481
Approximate number of regular full-time employees	30,100	29,500	29,100	27,800	27,900

[a]	The comparability of Con-way's consolidated operating income was affected by the following:

•	Charge of $16.0 million in 2014 at Con-way Corporate for the settlement of a legacy pension plan.

•	Gain of $10.0 million in 2011 at Menlo Logistics ("Menlo") resulting from a purchase-price adjustment to settle a dispute associated with the 2007 acquisition of Chic Logistics.

•	Charge of $19.2 million in 2010 for the impairment of goodwill and other intangible assets at Menlo.

[b]	The comparability of Con-way's income tax provision was affected by a non-deductible goodwill impairment charge at Menlo in 2010.

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
Overview of Business
Con-way provides transportation, logistics and supply-chain management services for a wide range of manufacturing, industrial and retail customers. Con-way's business units operate in regional, inter-regional and transcontinental less-than-truckload and full-truckload freight transportation, contract logistics and supply-chain management, multimodal freight brokerage, and trailer manufacturing. For financial reporting purposes, Con-way is divided into three reporting segments: Freight, Logistics and Truckload.
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
Prior to 2013, the former Other segment consisted of the operating results of Con-way's trailer manufacturer and certain corporate activities for which the related income or expense was not allocated to other reporting segments. Beginning in the first quarter of 2013, inter-segment eliminations were combined with the Other segment and reported as Corporate and Eliminations in order to reconcile the segment results to the consolidated totals. All periods presented reflect this change to the reporting segment structure.
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
Con-way's primary business units are affected by the timing and degree of fluctuations and volatility in fuel prices and their ability to recover incremental fuel costs through fuel-surcharge programs and/or cost-recovery mechanisms, as more fully discussed in Item 1A, "Risk Factors."

Results of Operations
The overview below provides a high-level summary of Con-way's results of operations for the periods presented and is intended to provide context for the remainder of the discussion on reporting segments. Refer to "Reporting Segment Review" below for more complete and detailed discussion and analysis.

	Years ended December 31,
(Dollars in thousands, except per share data)	2014	2013	2012
Revenue	$5,806,069	$5,473,356	$5,580,247

Operating expenses	5,537,619	5,264,403	5,351,406
Operating income	268,450	208,953	228,841
Other income (expense)	(57,753)	(54,588)	(57,887)
Income before income tax provision	210,697	154,365	170,954
Income tax provision	73,658	55,212	66,408
Net income	$137,039	$99,153	$104,546

Diluted earnings per common share	$2.36	$1.73	$1.85
Operating margin	4.6%	3.8%	4.1%
Overview
2014 Compared to 2013
Con-way's consolidated revenue of $5.8 billion in 2014 increased 6.1% from $5.5 billion in 2013 due to increased revenue from Logistics and Freight, partially offset by slightly lower revenue from Truckload. Increased revenue from Logistics was the result of increased transportation- and warehouse-management services. Freight's revenue increased primarily due to an increase in yield. Truckload's revenue decreased primarily due to a decrease in loaded miles and lower fuel-surcharge revenue.
Con-way's consolidated operating income increased 28.5% to $268.5 million in 2014 from $209.0 million in 2013. The increase in operating income was due to higher operating income at all three segments, partially offset by a $16.0 million charge related to the settlement of a legacy pension plan. Higher operating income at Freight benefited from revenue-management and linehaul-optimization initiatives. Higher operating income at Logistics was largely due to revenue growth and improved margins from transportation-management services. Higher operating income at Truckload was the result of decreased operating expenses and increased freight revenue per loaded mile.
Other income (expense) in 2014 was $57.8 million compared to $54.6 million in 2013. Other income (expense) was adversely affected by an increase in foreign currency exchange rate losses from foreign denominated balances at Logistics.
Con-way's effective tax rate in 2014 was 35.0% compared to 35.8% in 2013. The tax provision in 2014 included benefits of $5.4 million related to a change in state tax rates and $3.8 million to recognize the 2014 alternative-fuel credit. The tax provision in 2013 included $7.0 million in benefits to recognize the 2012 and 2013 alternative-fuel credits. The 2012 alternative-fuel credit was not available until legislation was enacted in early 2013. The alternative-fuel credit is not expected to be available for 2015.
2013 Compared to 2012
Con-way's consolidated revenue of $5.5 billion in 2013 decreased 1.9% from $5.6 billion in 2012 due to lower revenue from Logistics, partially offset by higher revenue from Freight and Truckload. Lower revenue from Logistics was the result of decreased transportation-management services, partially offset by increased warehouse-management services. Freight's revenue increased due to an increase in yield, partially offset by a decrease in weight per day. Truckload's revenue increased primarily due to improved revenue per mile, partially offset by a decrease in loaded miles.
Con-way's consolidated operating income decreased to $209.0 million in 2013 from $228.8 million in 2012. The decrease in operating income was due to lower operating income at Logistics and Truckload, partially offset by improved operating income at Freight. Logistics' operating income declined due to higher warehouse-related operating costs for certain warehouse-management contracts. Truckload's operating income decreased due to higher operating expenses, primarily from increases in depreciation and maintenance.
Other income (expense) in 2013 decreased $3.3 million compared to 2012, reflecting lower interest expense and lower letters-of-credit fees.

Con-way's effective tax rate in 2013 was 35.8% compared to 38.8% in 2012. The lower effective tax rate in 2013 was due primarily to the $7.0 million of tax benefits to recognize 2012 and 2013 alternative-fuel credits. The 2012 alternative-fuel credit was not available until legislation was enacted in early 2013.
Reporting Segment Review
For the discussion and analysis of segment operating results, management utilizes revenue before inter-segment eliminations. Management believes that revenue before inter-segment eliminations, combined with the detailed operating expense information, provides the most meaningful analysis of segment results. Both revenue from external customers and revenue from internal customers are reported in Note 12, "Segment Reporting," of Item 8, "Financial Statements and Supplementary Data."
Freight
The table below compares operating results, operating margins and the percentage change in selected operating statistics of the Freight reporting segment:

	Years ended December 31,
(Dollars in thousands)	2014	2013	2012
Revenue before inter-segment eliminations	$3,632,065	$3,466,100	$3,392,596

Salaries, wages and employee benefits	1,641,018	1,572,021	1,551,742
Purchased transportation	587,002	594,356	585,489
Other operating expenses	501,664	480,649	445,940
Fuel and fuel-related taxes	347,032	363,026	376,323
Depreciation and amortization	150,528	135,310	124,372
Purchased labor	46,828	33,669	22,704
Rents and leases	47,391	49,477	48,755
Maintenance	100,278	91,545	93,402
Total operating expenses	3,421,741	3,320,053	3,248,727
Operating income	$210,324	$146,047	$143,869

Operating margin	5.8%	4.2%	4.2%

	2014 vs. 2013	2013 vs. 2012
Selected Operating Statistics
Weight per day	+0.6%	-0.2%
Revenue per hundredweight ("yield")	+4.5%	+2.2%
Shipments per day	-0.9%	-0.8%
Weight per shipment	+1.5%	+0.6%
2014 Compared to 2013
Freight's revenue in 2014 increased 4.8% compared to 2013 due to a 4.5% increase in yield and a 0.6% increase in weight per day. The 4.5% increase in yield was largely due to increased base freight rates, while the 0.6% increase in weight per day reflects a 1.5% increase in weight per shipment, partially offset by a 0.9% decline in shipments per day. In 2014, higher yields also include the effects of general rate increases that were effective on March 31 and October 27. In 2013, the general rate increase was effective on June 24. These general rate increases apply to customers with pricing governed by Con-way Freight's standard tariff, which accounts for approximately 25% of Freight's business. Competitive and other factors impact the extent to which general rate increases are retained over time.
Excluding fuel surcharges, yield increased 4.7% in 2014 compared to 2013. Fuel-surcharge revenue decreased slightly to 17.2% of revenue in 2014 from 17.3% in 2013. The fuel surcharge is intended to compensate Con-way Freight for the adverse effects of higher fuel costs and fuel-related increases in purchased transportation. Fuel surcharges are only one part of Con-way Freight's overall rate structure, and the total price that Con-way Freight receives from customers for its services is governed by market forces, as more fully discussed in Item 1A, "Risk Factors."

Freight's operating income in 2014 increased 44.0% compared to 2013. Operating income benefited from revenue-management and linehaul-optimization initiatives.
Expenses for salaries, wages and employee benefits increased 4.4% in 2014 compared to 2013 due to increased costs related to salaries and wages (excluding variable compensation), employee benefits and variable compensation. Salaries and wages (excluding variable compensation) increased 3.4% in 2014 largely due to increased miles driven by company drivers and annual salary and wage rate increases. Employee benefits expense increased 4.9% in 2014, reflecting increases in workers' compensation claims and costs for employee medical benefits. Variable-compensation expense increased $9.3 million or 35.3% due to variations in performance relative to variable compensation plan targets. The increase in workers' compensation claims was due to an increase in the number of claims. The increase in costs for employee medical benefits was due to an increase in the cost per claim, partially offset by a decrease in the number of claims. Comparative changes in year-to-date expenses for salaries, wages and employee benefits were also affected by the timing of salary and wage rate increases; in 2014, those increases were effective in July compared to 2013, when the increases were effective in April. In January 2015, Con-way Freight implemented wage rate increases for drivers that included adjustments to ensure Con-way Freight's pay structures are competitive and market based. The overall amount and timing of the increase are also designed to improve Con-way Freight's ability to attract and retain professional drivers in the context of an industry-wide driver shortage. As a result of these adjustments, management expects 2015 expense for driver wages and benefits to increase $60 million over 2014. In recent years, the comparable year-over-year impact of an annual driver wage increase has been approximately half this amount.
Purchased transportation expense decreased 1.2% in 2014 from 2013 due to a decrease in the number of third-party miles, partially offset by a higher cost per mile. The decrease in third-party miles is the result of Con-way Freight's ongoing linehaul-optimization initiative.
Other operating expenses increased 4.4% in 2014 compared to 2013 due to increased costs for cargo claims and higher expenses for information-technology services, partially offset by higher gains from the sale of property and decreased vehicular claims. Cargo loss and damage claims increased due to increases in the cost per claim and the number of claims. The increase in information-technology expenses was primarily due to higher costs for network infrastructure upgrades and electronic onboard technologies. Vehicular claims decreased due to decreases in the cost per claim and the number of claims.
Expenses for fuel and fuel-related taxes decreased 4.4% compared to 2013 primarily due to a lower cost per gallon of diesel fuel and lower fuel consumption as a result of improved miles per gallon.
Depreciation and amortization expense increased 11.2% in 2014 compared to 2013 primarily due to the replacement of older tractors with newer models. Newer models are more costly due in part to the inclusion of more expensive emissions-control and safety technology.
Purchased labor expense increased 39.1% in 2014 compared to 2013 as more of this source of labor was used in freight handling and clerical functions.
Maintenance expense increased 9.5% in 2014 compared to 2013 primarily due to increases in the frequency and cost of maintenance related to tractors.
2013 Compared to 2012
Freight's revenue in 2013 increased 2.2% compared to 2012 due to a 2.2% increase in yield, partially offset by a 0.2% decline in weight per day. The 2.2% increase in yield was largely due to increased base freight rates, while the 0.2% decline in weight per day reflects a 0.8% decline in shipments per day, partially offset by a 0.6% increase in weight per shipment.
Excluding fuel surcharges, yield increased 2.4% in 2013 compared to 2012. Fuel-surcharge revenue decreased to 17.3% of revenue in 2013 from 17.5% in 2012.
Freight's operating income increased by $2.2 million in 2013 compared to 2012 primarily due to an increase in yield. In addition, operating results in 2013 reflect progress made under Freight's lane-based pricing and linehaul optimization initiatives. These initiatives were implemented over the course of 2013; however, the benefits of these initiatives were largely offset by increased costs for cargo, workers' compensation and vehicular claims.
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

Purchased transportation expense increased 1.5% in 2013 from 2012 due to higher carrier rates and increased third-party miles.
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
Logistics
The table below compares operating results and operating margins of the Logistics reporting segment. The table summarizes Logistics' revenue and net revenue (revenue less purchased transportation expense). Transportation-management revenue is attributable to contracts for which Menlo manages the transportation of freight but subcontracts to carriers the actual transportation and delivery of products, which Menlo refers to as purchased transportation. Menlo's management places emphasis on net revenue as a meaningful measure of the relative importance of its principal services since revenue earned on most transportation-management services includes the carriers' charges to Menlo for transporting the shipments.

	Years ended December 31,
(Dollars in thousands)	2014	2013	2012
Revenue before inter-segment eliminations	$1,717,711	$1,540,399	$1,726,200
Purchased transportation	(968,845)	(858,468)	(1,087,056)
Net revenue	748,866	681,931	639,144

Salaries, wages and employee benefits	293,662	265,837	260,863
Other operating expenses	200,403	198,187	167,478
Fuel and fuel-related taxes	1,235	780	850
Depreciation and amortization	12,368	9,647	9,605
Purchased labor	119,985	104,914	88,092
Rents and leases	90,588	76,243	64,508
Maintenance	3,432	2,856	3,132
Total operating expenses excluding purchased transportation	721,673	658,464	594,528
Operating income	$27,193	$23,467	$44,616

Operating margin on revenue	1.6%	1.5%	2.6%
Operating margin on net revenue	3.6%	3.4%	7.0%

2014 Compared to 2013
In 2014, Logistics' revenue increased 11.5% compared to 2013 due to increases of 10.9% and 12.7% in revenue from transportation- and warehouse-management services, respectively. Increased revenue from transportation-management services was primarily due to new business and improved volumes and growth in services at existing customers, partially offset by a change in the scope of a large customer contract and the conclusion of work under other customer contracts. Increased revenue from warehouse-management services was primarily due to improved volumes and growth in services at existing customers and new business, partially offset by conclusion of work under other customer contracts.
Logistics' net revenue in 2014 increased 9.8% compared to 2013 primarily due to increased revenue from warehouse-management services. Purchased transportation expense in 2014 increased 12.9% compared to 2013 as a result of increased revenue from transportation-management services.
In 2014, operating income increased 15.9% compared to 2013. Increased operating income was largely due to revenue growth and improved margins from transportation-management services.
Salaries, wages and employee benefits increased 10.5% in 2014 compared to 2013 due to a 7.6% increase in salaries and wages, a $10.1 million increase in variable compensation and a 4.3% increase in employee benefits. Salaries and wages (excluding variable compensation) increased in 2014 due to increased headcount in response to growth from new and existing warehouse-management customers. Variable-compensation expense increased as only $1.9 million of expense was recognized in 2013 as the result of low performance relative to variable-compensation plan targets. Employee benefits increased primarily due to increased expense from payroll taxes which reflects an increase in salaries and wages and higher variable pay.
Other operating expenses increased 1.1% in 2014 compared to 2013 primarily due to increased expenses for facilities and increased information-technology service costs, partially offset by a decrease in the provision for uncollectible revenue. Increased expenses for facilities related primarily to the support of new warehouse-management contracts. The increase in information-technology expense was primarily due to higher costs for network infrastructure and end-user computing upgrades. The provision for uncollectible revenue decreased in 2014 due to write offs related to two specific customers that occurred in 2013.
Purchased labor expense increased 14.4% as additional labor was required to support new warehouse-management contracts and growth in warehouse-management services for existing customers.
Expenses for rents and leases increased 18.8% in 2014 compared to 2013 due to an increase in the number of leased warehouse facilities, including facilities to support customer contracts that were at various stages of start-up during 2013.
2013 Compared to 2012
In 2013, Logistics' revenue decreased 10.8% compared to 2012 due to an 18.4% decrease in revenue from transportation-management services, partially offset by a 10.3% increase in revenue from warehouse-management services. In 2013, lower revenue from transportation-management services was primarily due to lower volumes, including the effect of a change in the scope of a large customer contract and the conclusion of work under other customer contracts. These declines were partially offset by increased revenue from warehouse-management services primarily due to new business.
Logistics' net revenue in 2013 increased 6.7% compared to 2012, as increased warehouse-management services revenue was partially offset by declines in net revenue from transportation-management services.
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
Truckload
The table below compares operating results, operating margins and the percentage change in selected operating statistics of the Truckload reporting segment. The table summarizes the segment's revenue before inter-segment eliminations, including freight revenue, fuel-surcharge revenue and other non-freight revenue. The table also includes operating income and operating margin excluding fuel-surcharge revenue. Truckload's management believes these measures are relevant to evaluate its on-going operations.

	Years ended December 31,
(Dollars in thousands)	2014	2013	2012
Freight revenue	$471,137	$475,439	$470,429
Fuel-surcharge revenue	135,121	142,037	145,972
Other revenue	25,253	19,334	19,155
Revenue before inter-segment eliminations	631,511	636,810	635,556

Salaries, wages and employee benefits	205,710	203,528	210,515
Purchased transportation	63,345	46,703	36,397
Other operating expenses	62,745	65,904	64,723
Fuel and fuel-related taxes	150,251	169,041	175,635
Depreciation and amortization	68,382	74,450	69,799
Purchased labor	935	1,101	1,140
Rents and leases	1,422	1,464	1,242
Maintenance	37,476	35,928	31,184
Total operating expenses	590,266	598,119	590,635
Operating income	$41,245	$38,691	$44,921
Operating margin on revenue	6.5%	6.1%	7.1%
Operating margin on revenue excluding fuel-surcharge revenue	8.3%	7.8%	9.2%

	2014 vs. 2013	2013 vs. 2012
Selected Operating Statistics
Freight revenue per loaded mile	+1.6%	+1.6%
Loaded miles	-2.5%	-0.5%
2014 Compared to 2013
In 2014, Truckload's revenue decreased 0.8% from 2013, primarily due to a 4.9% decrease in fuel-surcharge revenue and a 0.9% decrease in freight revenue, partially offset by a 30.6% increase in other revenue. Fuel-surcharge revenue decreased primarily due to decreases in loaded miles and cost per gallon of diesel fuel. The decrease in freight revenue reflects a 2.5% decrease in loaded miles, partially offset by a 1.6% increase in revenue per loaded mile. The decrease in loaded miles resulted from lower tractor productivity, which was the result of an industry-wide driver shortage increasing the number of unassigned tractors. Other revenue increased primarily due to additional revenue from detention loads and increased logistics revenue.
In 2014, Truckload operating income increased 6.6% compared to 2013 as a result of decreased operating expenses and increased freight revenue per loaded mile.
Expenses for salaries, wages and employee benefits increased 1.1% in 2014 compared to 2013 due to a 20.1% increase in employee benefits, partially offset by a 3.3% decrease in salaries and wages (excluding variable compensation). Increased employee benefits reflects higher costs for workers' compensation claims and employee medical benefits. Salaries and wages (excluding variable-compensation expense) decreased in 2014 largely due to fewer miles driven by company drivers, partially offset by annual salary and wage rate increases. The increase in workers' compensation claims was due to an increase in the cost per claim, partially offset by a decrease in the number of claims. The increase in costs for employee medical benefits was primarily due to an increase in the cost per claim.
Purchased transportation increased 35.6% in 2014 compared to 2013 due to increased miles driven by the owner-operator fleet, which grew during 2014.
Other operating expenses decreased 4.8% in 2014 compared to 2013 primarily due to increased gains from the sale of retired trailers and tractors.
Expenses for fuel and fuel-related taxes decreased 11.1% in 2014 compared to 2013 due to lower fuel consumption primarily from fewer miles driven by company drivers and lower cost per gallon of diesel fuel.
Depreciation and amortization expense decreased 8.2% in 2014 compared to 2013, reflecting the change in estimated salvage value for certain trailers. This change in estimate is more fully discussed in Note 1, "Principal Accounting Policies," of Item 8, "Financial Statements and Supplementary Data."
2013 Compared to 2012
In 2013, Truckload's revenue increased 0.2% from 2012, primarily due to a 1.1% increase in freight revenue which was partially offset by a 2.7% decrease in fuel-surcharge revenue. The increase in freight revenue reflects a 1.6% increase in revenue per loaded mile, partially offset by a 0.5% decrease in loaded miles. The decrease in loaded miles resulted from lower tractor productivity, partially offset by an increase in the size of the tractor fleet. During 2013, Truckload's tractor fleet grew as a result of an increase in the number of owner-operator units.
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
Depreciation and amortization expense increased 6.7% in 2013 compared to 2012, reflecting the higher cost of new tractors. Newer models are more costly due in part to more expensive emission-control and safety technology. This was partially offset by the effect of a change in estimated salvage values for certain trailers as more fully discussed above.
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

Corporate and Eliminations
Corporate and Eliminations consists of the operating results of Con-way's trailer manufacturer, certain corporate activities for which the related income or expense was not allocated to the reporting segments and inter-segment eliminations. Beginning in 2013, costs associated with the defined benefit pension plans are included in Corporate and Eliminations as other corporate costs. The amount of defined benefit pension cost retained in Corporate and Eliminations was $13.5 million and $4.2 million for the years ended December 31, 2014 and 2013, respectively. In 2012, these costs are included in the results of the Freight, Logistics and Truckload reporting segments and total $9.6 million. In 2014, the results for Con-way's other corporate costs include a charge of $16.0 million for the settlement of a legacy pension plan. In 2013, the results for Con-way's corporate properties include a $5.6 million gain from sales of corporate properties. The results from reinsurance activities primarily relate to Con-way's participation in a reinsurance pool, as more fully discussed in Note 1, "Principal Accounting Policies," of Item 8, "Financial Statements and Supplementary Data."
The table below summarizes components of Corporate and Eliminations other than inter-segment revenue eliminations:

	Years ended December 31,
(Dollars in thousands)	2014	2013	2012
Revenue before inter-segment eliminations
Trailer manufacturing	$78,237	$78,279	$57,664

Operating income (loss)
Trailer manufacturing	$(341)	$(37)	$(112)
Reinsurance activities	5,607	1,712	(3,049)
Corporate properties	(1,667)	3,303	(1,363)
Other corporate costs	(13,911)	(4,230)	(41)
	$(10,312)	$748	$(4,565)

Liquidity and Capital Resources
Cash and cash equivalents decreased to $432.8 million at December 31, 2014 from $484.5 million at December 31, 2013, as $263.2 million used in investing activities and $28.4 million used in financing activities exceeded $239.9 million provided by operating activities. Cash provided by operating activities came from net income after non-cash adjustments, partially offset by changes in assets and liabilities. Cash used in investing activities primarily reflects capital expenditures, partially offset by proceeds from sales of property and equipment. Cash used in financing activities primarily reflects the payment of common dividends, payments of capital leases and repurchases of common stock, partially offset by proceeds from exercise of stock options.

	Years ended December 31,
(Dollars in thousands)	2014	2013	2012
Operating Activities
Net income	$137,039	$99,153	$104,546
Non-cash adjustments [1]	325,206	326,343	309,182
Changes in assets and liabilities	(222,361)	(77,512)	(102,317)
Net Cash Provided by Operating Activities	239,884	347,984	311,411
Net Cash Used in Investing Activities	(263,187)	(271,939)	(265,845)
Net Cash Used in Financing Activities	(28,440)	(21,327)	(53,792)
Increase (Decrease) in Cash and Cash Equivalents	$(51,743)	$54,718	$(8,226)

[1]	"Non-cash adjustments" refer to depreciation, amortization, deferred income taxes, provision for uncollectible accounts and other non-cash income and expenses.

Operating Activities
The most significant items affecting the comparison of Con-way's operating cash flows for the periods presented are summarized below:
2014 Compared to 2013
In 2014, net income and non-cash adjustments collectively provided $36.7 million more operating cash flow compared to 2013. Changes in assets and liabilities used $144.8 million more operating cash flows in 2014 when compared to the prior-year period. Significant comparative changes included employee benefits, receivables, accounts payable, accrued variable compensation and self-insurance accruals.
Employee benefits used $154.5 million in 2014, compared to $82.5 million used in 2013 due primarily to increased funding contributions to the qualified defined benefit pension plans. In 2014, Con-way contributed $142.3 million to its qualified defined benefit pension plans, compared to $55.3 million in 2013. The increased level of funding in 2014 strengthened Con-way's balance sheet while reducing cash funding needs going forward.
Receivables used $83.0 million in 2014, compared to $12.9 million used in 2013. Variations in receivables resulted from changes in average collection periods, which included the impact of extended payment terms for certain customers, and increased revenue from Logistics and Freight.
Accounts payable used $15.4 million in 2014, compared to $26.0 million provided in 2013. Variations in accounts payables is primarily due to the timing of payments to vendors.
Accrued variable compensation provided $23.1 million in 2014, compared to $17.1 million used in 2013. Variations in performance relative to variable-compensation plan targets resulted in higher variable-compensation expense accruals in 2014.
Accruals for self-insurance provided $14.8 million in 2014, compared to $3.7 million used in 2013, due primarily to increases in workers' compensation and employee medical benefits liabilities.
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
Investing Activities
The most significant items affecting the comparison of Con-way's investing cash flows for the periods presented are summarized below:
2014 Compared to 2013
Cash used by capital expenditures increased to $289.8 million in 2014 from $281.9 million in 2013. Capital expenditures in both periods related primarily to the acquisition of revenue equipment.
Proceeds from sales of property and equipment increased to $47.2 million in 2014 from $14.2 million in 2013. Variations were primarily due to increased proceeds from the sale of equipment at Truckload and the sale of excess properties at Freight.

Purchases of marketable securities used $8.3 million in cash during 2014 compared to $3.2 million of cash provided from the sale of marketable securities in 2013. Investments in 2014 related to primarily to the purchase of variable-rate demand notes.
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
Financing Activities
The most significant items affecting the comparison of Con-way's financing cash flows for the periods presented are summarized below:
2014 Compared to 2013
Cash provided by the exercise of stock options increased to $33.9 million in 2014 from $20.8 million in 2013 primarily due to increases in proceeds per share exercised and the number of shares exercised.
Payment of common dividends used $28.7 million in 2014 compared to $22.6 million used in 2013. Dividends paid increased due to an increase in the dividends declared per common share for the third and fourth quarters of 2014.
In June 2014, Con-way's Board of Directors authorized the repurchase of up to $150 million of Con-way's common stock in open market or privately negotiated transactions from time to time in such amounts as management determines. In 2014, Con-way used $15.8 million of cash to repurchase shares of Con-way common stock.
2013 Compared to 2012
Cash provided by the exercise of stock options increased to $20.8 million in 2013, compared to $3.6 million in 2012 primarily due to increases in proceeds per share exercised and the number of shares exercised.
Con-way used $16.1 million in 2013 for the payment of capital leases, compared to $29.0 million used in 2012. Payments in 2012 included the early payment of certain capital leases that were scheduled to mature in December 2013.
Contractual Cash Obligations
The table below summarizes contractual cash obligations for Con-way as of December 31, 2014. Some of the amounts in the table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, and other factors. Because of these estimates and assumptions, the actual future payments may vary from those reflected in the table. Certain long-term liabilities, including self-insurance accruals, and other liabilities and deferred credits, are reported in Con-way's consolidated balance sheets but not reflected in the table below due to the absence of stated due dates.

(Dollars in thousands)	Total	Payments Due by Period
		2015	2016-2017	2018-2019	2020 & Thereafter
Long-term debt	$1,225,367	$50,927	$102,384	$480,606	$591,450
Capital leases	26,326	15,223	7,194	3,909	—
Operating leases	336,424	93,412	119,603	58,666	64,743
Service contracts	237,999	77,347	114,614	46,038	—
Employee benefit plans	104,671	9,537	20,010	21,473	53,651
Total	1,930,787	246,446	363,805	610,692	709,844
As presented above, contractual obligations on long-term debt and capital leases represent principal and interest payments.
Contractual obligations for operating leases represent the payments under the lease arrangements and are not included in Con-way's consolidated balance sheets.
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
The employee benefit plan-related cash obligations in the table represent estimated payments under Con-way's non-qualified defined benefit pension plans and postretirement medical plan through December 31, 2024. Expected benefit payments for Con-way's qualified defined benefit pension plans are not included in the table, as these benefits will be satisfied by the use of plan assets. Con-way estimates that it will make $30 million of contributions to its qualified defined benefit pension plans in 2015; however, the contribution amount could change based on variations in interest rates, asset returns, Pension Protection Act ("PPA") requirements and other factors.
Letters of credit outstanding under Con-way's credit facilities, as described below under "Capital Resources and Liquidity Outlook," are generally required as collateral to support self-insurance programs and do not represent additional liabilities as the underlying self-insurance accruals are already included in Con-way's consolidated balance sheets.
For further discussion, see Note 5, "Debt and Other Financing Arrangements," Note 6, "Leases," Note 7, "Income Taxes," and Note 9, "Employee Benefit Plans," of Item 8, "Financial Statements and Supplementary Data."
Capital Resources and Liquidity Outlook
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
As more fully discussed in Note 5, "Debt and Other Financing Arrangements," of Item 8, "Financial Statements and Supplementary Data," Con-way has a $325 million unsecured revolving credit facility. At December 31, 2014, no cash borrowings were outstanding under the credit facility; however, $106.9 million of letters of credit were outstanding, leaving $218.1 million of available capacity for additional letters of credit or cash borrowings. At December 31, 2014, Con-way was in compliance with the revolving credit facility's financial covenants and expects to remain in compliance.
Con-way had other uncommitted unsecured credit facilities totaling $49.9 million at December 31, 2014, which are available to support short-term borrowings, letters of credit, bank guarantees and overdraft facilities. At December 31, 2014, $1.7 million of cash borrowings and $21.0 million of other credit commitments were outstanding leaving $27.2 million of available capacity.
In 2015, Con-way anticipates capital and software expenditures of approximately $300 million, net of asset dispositions, primarily for the acquisition of tractor equipment. Con-way's actual 2015 capital expenditures may differ from the estimated amount depending on factors such as availability and timing of delivery of equipment.
At December 31, 2014, Con-way's senior unsecured debt was rated as investment grade by Standard and Poor's (BBB-), Fitch Ratings (BBB-) and Moody's (Baa3). Standard and Poor's, Fitch Ratings, and Moody's assigned an outlook of "stable."
Con-way believes that its working-capital requirements and capital-expenditure plans in 2015 will be adequately met with various sources of liquidity and capital, including Con-way's cash and cash equivalents, cash flow from operations, credit facilities and access to capital markets.
As detailed in Note 7, "Income Taxes," of Item 8, "Financial Statements and Supplementary Data," the cumulative undistributed earnings of Con-way's foreign subsidiaries were $32.4 million at December 31, 2014, which if remitted, are subject to withholding and U.S. taxes. Of Con-way's $432.8 million in cash and cash equivalents at December 31, 2014, $44.4 million was related to its foreign subsidiaries. Con-way currently does not expect to rely on these foreign cash and cash-equivalent balances as a source of liquidity or capital to fund its domestic operations.

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
Significant assumptions
The net periodic benefit expense (income) and the projected benefit obligation for Con-way's defined benefit pension plans depend upon a number of assumptions and factors, the most significant being the discount rate used to measure the present value of pension obligations and the expected rate of return on plan assets for the funded qualified plans. Con-way assesses its plan assumptions for the discount rate, expected rate of return on plan assets, and other significant assumptions on a periodic basis, but concludes on those assumptions at the actuarial plan measurement date.
Discount Rate
In determining the appropriate discount rate, Con-way is assisted by actuaries who utilize a yield-curve model based on a universe of high-grade corporate bonds (rated Aa or better by Moody's rating service). The model determines a single equivalent discount rate by applying the yield curve to Con-way's expected future benefit payments. The discount rate used in determining net periodic benefit expense (income) for the periods presented and for 2015 are as follows:

	2015	2014	2013	2012
Discount rate on plan obligations	4.20%	5.05%	4.25%	4.65%
Rate of Return on Plan Assets
For its qualified defined benefit pension plans, Con-way sets the expected return on plan assets using current market expectations and historical returns. The expected return on plan assets is based on estimates of long-term expected returns and considers the plans' anticipated asset allocation over the course of the next year. The expected return includes the effect of actively managing the plan assets, and is net of fees and expenses. The plan assets are managed pursuant to a long-term allocation strategy that seeks to mitigate the plans' funded status volatility by increasing the plans' investment in fixed-income investments over time. This strategy was developed by analyzing a variety of diversified asset-class combinations in conjunction with the projected liabilities of the plans. As a result of the higher concentration in fixed-income securities, the expected return on plan assets has declined over time as follows:

	2015	2014	2013	2012
Expected long-term rate of return on plan assets	5.15%	6.53%	7.10%	7.65%
Significant assumption sensitivity
The decrease in the discount rate from 5.05% at December 31, 2013 to 4.20% at December 31, 2014 resulted in a $203.6 million increase in the benefit obligation for Con-way's defined benefit pension plans. The sensitivity analysis below shows the effect on net periodic benefit expense (income) and the projected benefit obligation from a 25 basis point change in the assumed discount rate:

(Dollars in thousands)	25 Basis Point Increase	25 Basis Point Decrease
Discount rate
Effect on 2014 net periodic benefit expense (income)	$(598)	$565
Effect on December 31, 2014 projected benefit obligation	(66,080)	69,956
The funded status of Con-way's defined benefit pension plans is less sensitive to a 25 basis point change in the assumed discount rate, given that the fixed-income investments held by some of these plans would also experience a corresponding change in value.
For the year ended December 31, 2014, Con-way's expected return on plan assets was $93.1 million compared to the actual return on plan assets of $211.3 million. The sensitivity analysis below shows the effect on net periodic benefit expense (income) from a 25 basis point change in the expected return on plan assets:

(Dollars in thousands)	25 Basis Point Increase	25 Basis Point Decrease
Expected return on plan assets
Effect on 2014 net periodic benefit expense (income)	$(3,573)	$3,573
Actuarial gains and losses
Changes in the discount rate and/or differences between the expected and actual rate of return on plan assets may result in unrecognized actuarial gains or losses. For Con-way's defined benefit pension plans, accumulated unrecognized actuarial losses increased to $560.1 million at December 31, 2014 from $441.2 million at December 31, 2013. $57.0 million of the increase in unrecognized actuarial loss resulted from the adoption of updated mortality assumptions used to estimate life expectancies of plan participants. The portion of the unrecognized actuarial gain/loss that exceeds 10% of the greater of the projected benefit obligation or the fair value of plan assets at the beginning of the year is amortized and recognized as income/expense over the estimated average remaining life expectancy of plan participants.
Effect on operating results
The effect of the defined benefit pension plans on Con-way's operating results consist primarily of the net effect of the interest cost on plan obligations for the qualified and non-qualified defined benefit pension plans, the expected return on plan assets for the funded qualified defined benefit pension plans and the amortization of gains or losses. Con-way estimates that the defined benefit pension plans will result in annual expense of $4.2 million in 2015. For its defined benefit pension plans, Con-way recognized annual expense of $13.5 million in 2014, $4.2 million in 2013 and $9.6 million in 2012. In 2014, the defined benefit pension expense includes a charge of $16.0 million for the settlement of a legacy pension plan.
Funding
In determining the amount and timing of its pension contributions, Con-way considers its cash position, the funded status as measured by the PPA and generally accepted accounting principles, and the tax deductibility of contributions, among other factors. Con-way made contributions of $142.3 million and $55.3 million to its qualified defined benefit pension plans in 2014 and 2013, respectively. Con-way estimates that it will make $30 million of contributions to its qualified defined benefit pension plans in 2015. The level of Con-way's annual contributions to its qualified pension plans is subject to change based on variations in interest rates, asset returns, PPA requirements and other factors.
Goodwill
Goodwill is recorded as the excess of the acquired entity's purchase price over the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed. Con-way tests for impairment of goodwill annually (with a measurement date of November 30) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Each quarter, Con-way considers events that may trigger an impairment of goodwill, including such factors as changes in the total company market value compared to underlying book value, and significant adverse changes that may impact reporting segments or underlying reporting units. A reporting unit for goodwill impairment purposes may be a component of a reporting segment that independently generates revenue and has discrete financial information that is regularly reviewed by management.

Con-way considers multiple valuation methods to determine the fair value of a reporting unit. These methods include the use of public-company multiples, precedent transactions and discounted cash flow models, and may vary depending on the availability of information. In any of the valuation methods, assumptions used to determine the fair value of reporting units may significantly impact the result. The key assumptions used in discounted cash flow models are cash flow projections involving forecasted revenue and expenses, capital expenditures, working capital changes, and the discount rate and the terminal growth rate applied to projected cash flows. Cash flow projections are developed from Con-way's annual planning process. The discount rate equals the estimated weighted-average cost of capital of the reporting unit from a market-participant perspective. Terminal growth rates are based on inflation assumptions adjusted for factors that may impact future growth such as industry-specific expectations. These estimates and assumptions may be incomplete or inaccurate because of unanticipated events and circumstances. As a result, changes in assumptions and estimates related to goodwill could have a material effect on Con-way's valuation result, and accordingly, its financial condition or results of operations.
Con-way Truckload had $329.8 million of goodwill at December 31, 2014. For the valuation of Con-way Truckload, Con-way applied three methods: public-company multiples, discounted cash flow, and precedent transaction models. In the assessment of Con-way Truckload's goodwill, the fair value of the reporting unit exceeded its carrying value by 22% or approximately $135 million. A 100 basis point change in the assumed discount rate would result in a $12 million change in fair value. A 10% change in estimated operating income for each of the next five years would result in a $24 million change in fair value. Changes in forecasted operating results and other assumptions could materially affect the estimated fair value of Con-way Truckload and may result in impairment charges in the future.
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
The depreciation of property, plant and equipment over their estimated useful lives and the determination of any salvage values require management to make judgments about future events. Con-way periodically evaluates whether changes to estimated useful lives or salvage values are necessary to ensure these estimates accurately reflect the economic use of the assets. Con-way's periodic evaluation may result in changes in the estimated lives and/or salvage values used to depreciate its assets, which can affect the amount of periodic depreciation expense recognized and, ultimately, the gain or loss on the disposal of the asset. In response to conditions in the used-trailer market, Con-way Truckload increased the estimated salvage values for certain of its trailers in the fourth quarter of 2013. This change decreased depreciation expense by $6.2 million and $1.3 million in 2014 and 2013, respectively.
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
Menlo, based on the size and nature of its client base, performs a periodic evaluation of its customers' creditworthiness and accounts receivable portfolio and recognizes expense from uncollectible accounts when losses are both probable and reasonably estimable.
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
Self-Insurance Accruals
Con-way uses a combination of self-insurance programs and large-deductible purchased insurance to provide for the costs of medical, vehicular, cargo and workers' compensation claims. The long-term portion of self-insurance accruals relates primarily to workers' compensation and vehicular claims that are expected to be payable over several years. Con-way periodically evaluates the level of insurance coverage and adjusts insurance levels based on risk tolerance and premium expense.
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

New Accounting Standards
Refer to Note 1, "Principal Accounting Policies," of Item 8, "Financial Statements and Supplementary Data" for a discussion of recently issued accounting standards that Con-way has not yet adopted.
Forward-Looking Statements
Certain statements included herein constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to a number of risks and uncertainties, and should not be relied upon as predictions of future events. All statements other than statements of historical fact are forward-looking statements, including:

•	any projections of earnings, revenue, capital and software expenditures, weight, yield, volumes, income or other financial or operating items;

•	any statements of the plans, strategies, expectations or objectives of Con-way's management for future operations or other future items;

•	any statements concerning proposed new products or services;

•	any statements regarding Con-way's estimated future contributions to pension plans;

•	any statements regarding the payment of future dividends;

•	any statements as to the adequacy of reserves;

•	any statements regarding the outcome of any legal, administrative and other claims and proceedings that may be brought by or against Con-way;

•	any statements regarding future economic conditions or performance;

•	any statements regarding strategic acquisitions; and

•	any statements of estimates or belief and any statements or assumptions underlying the foregoing.
Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative of those terms or other variations of those terms or comparable terminology or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data and methods that may be incorrect or imprecise and there can be no assurance that they will be realized. In that regard, certain important factors, among others and in addition to the matters discussed elsewhere in this document and other reports and documents filed by Con-way with the Securities and Exchange Commission, could cause actual results and other matters to differ materially from those discussed in such forward-looking statements. A detailed description of certain of these risk factors is included in Item 1A, "Risk Factors." Any forward-looking statements speak only as of the date the statement is made and are subject to change. Con-way does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

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
Interest Rates
Con-way invests in cash-equivalent investments and marketable securities that earn investment income. For the periods presented, the amount of investment income earned on Con-way's investments was not material.
Based on the fixed interest rates and maturities of its long-term debt, fluctuations in market interest rates would not significantly affect Con-way's operating results or cash flows.
As discussed more fully above in "Critical Accounting Policies and Estimates," the amounts recognized as pension expense and the accrued pension liability for Con-way's defined benefit pension plans depend upon a number of assumptions and factors, including the discount rate used to measure the present value of the pension obligations.
Fuel
Con-way is exposed to the effects of changes in the price and availability of diesel fuel, as more fully discussed in Item 1A, "Risk Factors." For the periods presented, Con-way used no material derivative financial instruments to manage the risk associated with changes in the price of diesel fuel.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Con-way Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Con-way Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related statements of consolidated income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Con-way Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Portland, Oregon
February 23, 2015

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Con-way Inc.
Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2014	2013
Assets
Current Assets
Cash and cash equivalents	$432,759	$484,502
Marketable securities	8,285	—
Trade accounts receivable, net	649,086	575,013
Other accounts receivable	70,305	51,063
Operating supplies, at lower of average cost or market	23,664	23,910
Prepaid expenses and other current assets	63,344	57,961
Deferred income taxes	13,957	15,332
Total Current Assets	1,261,400	1,207,781

Property, Plant and Equipment
Land	192,490	193,364
Buildings and leasehold improvements	856,037	856,038
Revenue equipment	1,902,358	1,857,737
Other equipment	362,341	353,205
	3,313,226	3,260,344
Accumulated depreciation	(1,659,015)	(1,603,511)
Net Property, Plant and Equipment	1,654,211	1,656,833

Other Assets
Deferred charges and other assets	31,826	32,200
Capitalized software, net	26,208	21,488
Employee benefits	18,110	15,018
Intangible assets, net	6,284	8,640
Goodwill	337,579	337,971
	420,007	415,317
Total Assets	$3,335,618	$3,279,931
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.
Consolidated Balance Sheets

	December 31,
(Dollars in thousands, except per share data)	2014	2013
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$349,995	$390,537
Accrued liabilities	257,943	229,078
Self-insurance accruals	117,783	105,063
Short-term borrowings	1,736	1,588
Current maturities of long-term debt and capital leases	14,663	19,685
Total Current Liabilities	742,120	745,951

Long-Term Liabilities
Long-term debt	719,303	719,155
Long-term obligations under capital leases	10,587	16,185
Self-insurance accruals	151,257	142,307
Employee benefits	239,368	240,171
Other liabilities and deferred credits	34,356	39,524
Deferred income taxes	242,789	237,949
Total Liabilities	2,139,780	2,141,242

Commitments and Contingencies (Notes 5, 6, 7 and 11)

Shareholders' Equity
Common stock, $0.625 par value; authorized 100,000,000 shares; issued 65,782,041 and 64,592,756 shares, respectively	41,101	40,349
Additional paid-in capital, common stock	706,756	653,487
Retained earnings	1,151,791	1,043,472
Cost of repurchased common stock (8,112,141 and 7,669,889 shares, respectively)	(349,401)	(329,088)
Accumulated other comprehensive loss	(354,409)	(269,531)
Total Shareholders' Equity	1,195,838	1,138,689
Total Liabilities and Shareholders' Equity	$3,335,618	$3,279,931
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.
Statements of Consolidated Income

	Years ended December 31,
(Dollars in thousands, except per share data)	2014	2013	2012
Revenue	$5,806,069	$5,473,356	$5,580,247

Costs and Expenses
Salaries, wages and employee benefits	2,261,304	2,143,036	2,125,104
Purchased transportation	1,437,418	1,323,005	1,531,319
Other operating expenses	649,154	634,107	567,810
Fuel and fuel-related taxes	498,604	532,958	553,301
Depreciation and amortization	242,658	230,751	216,215
Purchased labor	174,061	148,165	113,619
Rents and leases	139,428	129,325	115,954
Maintenance	134,992	123,056	128,084
	5,537,619	5,264,403	5,351,406
Operating Income	268,450	208,953	228,841

Other Income (Expense)
Investment income	686	621	831
Interest expense	(53,456)	(53,339)	(54,777)
Miscellaneous, net	(4,983)	(1,870)	(3,941)
	(57,753)	(54,588)	(57,887)
Income before Income Tax Provision	210,697	154,365	170,954
Income Tax Provision	73,658	55,212	66,408
Net Income	$137,039	$99,153	$104,546

Weighted-Average Common Shares Outstanding
Basic	57,390,945	56,511,563	55,837,574
Diluted	58,018,443	57,240,588	56,485,987
Earnings per Common Share
Basic	$2.39	$1.75	$1.87
Diluted	$2.36	$1.73	$1.85
Cash Dividends Declared per Common Share	$0.50	$0.40	$0.40
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.
Statements of Consolidated Comprehensive Income

	Years ended December 31,
(Dollars in thousands)	2014	2013	2012
Net Income	$137,039	$99,153	$104,546

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(2,731)	871	481
Unrealized gain on available-for-sale security, net of deferred tax of $0, $0, and $145, respectively	—	—	226
Employee benefit plans
Actuarial gain (loss), net of deferred tax of $59,850, $103,308, and $1,903, respectively	(96,329)	161,631	(2,977)
Net actuarial loss included in net periodic benefit expense or income, net of deferred tax of $9,432, $7,562, and $7,969, respectively	14,940	11,827	12,465
Prior-service cost or credit, net of deferred tax of $0, $7,505 and $17,577, respectively	—	11,738	(27,493)
Amortization of prior service cost or credit included in net periodic benefit expense or income, net of deferred tax of $481, $552 and $465, respectively	(758)	863	(727)
	(82,147)	186,059	(18,732)
Total Other Comprehensive Income (Loss)	(84,878)	186,930	(18,025)
Comprehensive Income	$52,161	$286,083	$86,521
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.
Statements of Consolidated Cash Flows

	Years ended December 31,
(Dollars in thousands)	2014	2013	2012
Cash and Cash Equivalents, Beginning of Period	$484,502	$429,784	$438,010
Operating Activities
Net income	137,039	99,153	104,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net of accretion	242,507	229,236	215,202
Non-cash compensation and employee benefits	34,040	38,496	33,180
Increase in deferred income taxes	55,946	57,423	63,091
Provision for uncollectible accounts	2,869	6,908	6,358
Gain from sales of property, equipment and investment, net	(10,156)	(5,720)	(8,649)
Changes in assets and liabilities:
Receivables	(82,990)	(12,869)	7,076
Prepaid expenses	(517)	21	(1,312)
Accounts payable	(15,401)	25,972	(14,824)
Accrued variable compensation	23,125	(17,140)	1,201
Accrued liabilities, excluding accrued variable compensation and employee benefits	10,687	11,572	1,988
Self-insurance accruals	14,797	(3,661)	(18,654)
Accrued income taxes	(15,716)	(4,846)	(2,316)
Employee benefits	(154,501)	(82,507)	(67,291)
Other	(1,845)	5,946	(8,185)
Net Cash Provided by Operating Activities	239,884	347,984	311,411
Investing Activities
Capital expenditures	(289,776)	(281,943)	(293,135)
Software expenditures	(12,364)	(7,398)	(8,963)
Proceeds from sales of property and equipment	47,238	14,202	20,840
Purchases of marketable securities	(8,285)	—	(8,200)
Proceeds from sales of marketable securities	—	3,200	23,613
Net Cash Used in Investing Activities	(263,187)	(271,939)	(265,845)
Financing Activities
Payment of capital leases	(21,098)	(16,068)	(29,015)
Net proceeds from (repayments of) short-term borrowings	147	(5,383)	(7,621)
Payment of debt issuance costs	—	(543)	—
Proceeds from exercise of stock options	33,902	20,777	3,560
Excess tax benefit from share-based compensation	3,128	2,510	1,641
Payments of common dividends	(28,720)	(22,620)	(22,357)
Repurchases of common stock	(15,799)	—	—
Net Cash Used in Financing Activities	(28,440)	(21,327)	(53,792)
Increase (Decrease) in Cash and Cash Equivalents	(51,743)	54,718	(8,226)
Cash and Cash Equivalents, End of Period	$432,759	$484,502	$429,784

Supplemental Disclosure
Cash paid (refunded) for income taxes, net	$30,597	$(21)	$6,163
Cash paid for interest, net of amounts capitalized	$52,491	$52,809	$53,806
Non-cash Investing and Financing Activities
Property, plant and equipment acquired through partial non-monetary exchanges	$17,597	$27,711	$34,759
Property, plant and equipment acquired through capital lease	$10,483	$5,575	$—
Property, plant and equipment acquired through increase in current liabilities	$6,756	$32,336	$14,034
Repurchases of common stock included in current liabilities	$984	$—	$—
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.
Statements of Consolidated Shareholders' Equity

	Common Stock			Retained Earnings	Repurchased Common Stock	Accumulated Other Comprehensive Loss
(Dollars in thousands, except per share data)	Number of Shares	Amount	Additional Paid-in Capital
Balance, December 31, 2011	63,065,931	$39,394	$595,992	$884,758	$(322,454)	$(438,436)
Net income	—	—	—	104,546	—	—
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	481
Employee benefit plans, net of deferred tax of $11,976	—	—	—	—	—	(18,732)
Unrealized gain on available-for-sale security, net of deferred tax of $145	—	—	—	—	—	226
Exercise of stock options, including tax of $165	150,213	94	3,631	—	—	—
Share-based compensation, including tax of $986	349,309	213	14,711	(8)	(3,674)	—
Common dividends declared ($.40 per share)	—	—	—	(22,357)	—	—
Balance, December 31, 2012	63,565,453	$39,701	$614,334	$966,939	$(326,128)	$(456,461)
Net income	—	—	—	99,153	—	—
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	871
Employee benefit plans, net of deferred tax of $118,927	—	—	—	—	—	186,059
Exercise of stock options, including tax of $1,531	760,495	475	21,833	—	—	—
Share-based compensation, including tax of $200	266,808	173	17,320	—	(2,960)	—
Common dividends declared ($.40 per share)	—	—	—	(22,620)	—	—
Balance, December 31, 2013	64,592,756	$40,349	$653,487	$1,043,472	$(329,088)	$(269,531)
Net income	—	—	—	137,039	—	—
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	(2,731)
Employee benefit plans, net of deferred tax of $50,899	—	—	—	—	—	(82,147)
Exercise of stock options, including tax of $862	926,454	579	34,185	—	—	—
Share-based compensation, including tax of $809	262,831	173	19,084	—	(3,530)	—
Common stock repurchased	—	—	—	—	(16,783)	—
Common dividends declared ($.50 per share)	—	—	—	(28,720)	—	—
Balance, December 31, 2014	65,782,041	$41,101	$706,756	$1,151,791	$(349,401)	$(354,409)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.
Notes to Consolidated Financial Statements
1. Principal Accounting Policies
Organization
Con-way Inc. and its consolidated subsidiaries ("Con-way" or the "Company") provide transportation, logistics and supply-chain management services for a wide range of manufacturing, industrial and retail customers. Con-way's business units operate in regional, inter-regional and transcontinental less-than-truckload and full-truckload freight transportation, contract logistics and supply-chain management, multimodal freight brokerage, and trailer manufacturing. As more fully discussed in Note 12, "Segment Reporting," for financial reporting purposes, Con-way is divided into three reporting segments: Freight, Logistics and Truckload.
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
Recognition of Revenue
Con-way Freight recognizes revenue between reporting periods based on relative transit time in each period and recognizes expense as incurred. Estimates for future billing adjustments to revenue, including those related to weight and freight-classification verification and pricing discounts, are recognized at the time of shipment. Con-way Truckload recognizes revenue and related direct costs when the shipment is delivered. Menlo Logistics ("Menlo") recognizes revenue based on the service outputs provided to the customer.
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
Under certain Menlo contracts, billings in excess of revenue recognized are recorded as unearned revenue. Unearned revenue is recognized over the contract period as services are provided. At December 31, 2014 and 2013, unearned revenue of $8.2 million and $12.1 million was reported in Con-way's consolidated balance sheets within accrued liabilities, respectively. In addition, Menlo has deferred certain recoverable direct and incremental costs related to the setup of logistics operations under long-term contracts. These deferred setup costs are recognized as expense over the contract term. At December 31, 2014 and 2013, these deferred setup costs of $4.7 million and $9.9 million were reported in the consolidated balance sheets within deferred charges and other assets, respectively.
Cash Equivalents and Marketable Securities
Cash equivalents consist of short-term interest-bearing instruments with maturities of three months or less at the date of purchase. At December 31, 2014 and 2013, cash-equivalent investments of $385.5 million and $441.2 million, respectively, consisted primarily of commercial paper, certificates of deposit and money-market funds.

Con-way classifies its marketable debt securities as available-for-sale and reports them at fair value. Changes in the fair value of available-for-sale securities are recognized in other comprehensive income or loss, unless an unrealized loss is an other-than-temporary loss. If any portion of the unrealized loss is determined to be other than temporary, that portion of the loss is recognized in earnings. At December 31, 2014, Con-way held $8.3 million of variable-rate demand notes. Con-way held no marketable securities at December 31, 2013.
Trade Accounts Receivable, Net
Con-way Freight and Con-way Truckload report accounts receivable at net realizable value and provide an allowance when losses are probable. Estimates for uncollectible accounts are based on various judgments and assumptions, including revenue levels, historical loss experience and the aging of outstanding accounts receivable. Menlo, based on the size and nature of its client base, performs a periodic evaluation of its customers' creditworthiness and accounts receivable portfolio and recognizes expense from uncollectible accounts when losses are both probable and reasonably estimable. Activity in the allowance for uncollectible accounts is presented in the following table:

		Additions
(Dollars in thousands)	Balance at beginning of period	Charged to expense	Charged to other accounts	Write-offs net of recoveries	Balance at end of period
2014	$6,103	$2,869	$—	$(2,976)	$5,996
2013	9,774	6,908	—	(10,579)	6,103
2012	6,951	6,358	—	(3,535)	9,774
Estimates for billing adjustments, including those related to weight and freight-classification verifications and pricing discounts, are also reported as a reduction to accounts receivable. Activity in the allowance for revenue adjustments is presented in the following table:

		Additions
(Dollars in thousands)	Balance at beginning of period	Charged to expense	Charged to other accounts - Revenue	Write-offs	Balance at end of period
2014	$12,215	$—	$94,032	$(89,801)	$16,446
2013	13,816	—	74,481	(76,082)	12,215
2012	16,920	—	77,310	(80,414)	13,816
Property, Plant and Equipment
Property, plant and equipment are reported at historical cost and are depreciated on a straight-line basis over their estimated useful lives, generally 25 years for buildings, 4 to 14 years for revenue equipment and 3 to 10 years for most other equipment. Leasehold improvements and assets acquired under capital leases are amortized over the shorter of the terms of the respective leases or the useful lives of the assets, with the resulting expense reported as depreciation. Depreciation expense was $232.4 million in 2014, $221.2 million in 2013 and $204.9 million in 2012.
In response to conditions in the used-trailer market, Con-way Truckload increased the estimated salvage values for certain of its trailers in the fourth quarter of 2013. The effect of this change in estimate decreased depreciation expense and increased operating income by $6.2 million and $1.3 million in 2014 and 2013, respectively. As a result of this change, net income in 2014 increased by $3.8 million and basic and diluted earnings per share increased by $0.07 and $0.06 per share, respectively.
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

Capitalized Software, Net
Capitalized software consists of certain direct internal and external costs associated with internal-use software, net of accumulated amortization. Amortization of capitalized software is computed on an item-by-item basis depending on the estimated useful life of the software, currently between 3 years and 7 years. Amortization expense related to capitalized software was $7.9 million in 2014, $7.2 million in 2013 and $8.3 million in 2012. Accumulated amortization at December 31, 2014 and 2013 was $161.0 million and $158.7 million, respectively.
Long-Lived Assets
Con-way performs an impairment analysis of long-lived assets whenever circumstances indicate that the carrying amount may not be recoverable. For assets that are to be held and used, an impairment charge is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than carrying value. If impairment exists, a charge is recognized for the difference between the carrying value and the fair value. Fair values are determined using quoted market values, discounted cash flows or external appraisals, as applicable. Assets held for disposal are carried at the lower of carrying value or estimated net realizable value. Con-way's accounting policies for goodwill and other long-lived intangible assets are more fully discussed in Note 2, "Goodwill and Intangible Assets."
Book Overdrafts
Book overdrafts represent outstanding drafts not yet presented to the bank that are in excess of recorded cash for that particular bank. These amounts do not represent bank overdrafts, which occur when drafts presented to the bank are in excess of cash in Con-way's bank account, and would effectively be a loan to Con-way. At December 31, 2014 and 2013, book overdrafts of $28.8 million and $40.8 million, respectively, were included in accounts payable.
Self-Insurance Accruals
Con-way uses a combination of self-insurance programs and purchased insurance to provide for the costs of medical, casualty, liability, vehicular, cargo and workers' compensation claims. The long-term portion of self-insurance accruals relates primarily to workers' compensation and vehicular claims that are expected to be payable over several years. Con-way periodically evaluates the level of insurance coverage and adjusts insurance levels based on risk tolerance and premium expense.
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
Con-way participates in a reinsurance pool to reinsure a portion of its workers' compensation claims. Each company that participates in the pool cedes premiums and claims to the pool and assumes premiums and claims from the pool. Reinsurance does not relieve Con-way of its liabilities under the original policy. However, in the opinion of management, potential exposure to Con-way for non-payment in reinsured losses is minimal. At December 31, 2014 and 2013, Con-way had recorded a liability related to assumed claims of $57.4 million and $59.2 million, respectively, and had recorded a receivable from the reinsurance pool of $43.3 million and $38.1 million, respectively. Revenue related to these reinsurance activities is reported net of the associated expenses and is classified as other operating expenses. In connection with its participation in the reinsurance pool, Con-way recognized operating income of $6.1 million in 2014, operating income of $2.2 million in 2013 and operating loss of $2.5 million in 2012.
Foreign Currency Translation
Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment in the statements of consolidated comprehensive income (loss). Transaction gains and losses that arise from exchange-rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of consolidated income within miscellaneous, net. Con-way recognized foreign exchange losses of $6.0 million, $1.4 million and $0.3 million in 2014, 2013 and 2012, respectively.
Con-way has determined that advances to certain of its foreign subsidiaries are indefinite in nature. Accordingly, the corresponding foreign currency gains or losses related to these advances are included in the foreign currency translation adjustment in the statements of consolidated comprehensive income (loss).

Earnings Per Share (EPS)
Basic EPS is calculated by dividing reported net income or loss by the weighted-average common shares outstanding. Diluted EPS is calculated as follows:

	Years ended December 31,
(Dollars in thousands, except per share data)	2014	2013	2012
Numerator:
Net income	$137,039	$99,153	$104,546
Denominator:
Weighted-average common shares outstanding	57,390,945	56,511,563	55,837,574
Stock options and nonvested stock	627,498	729,025	648,413
	58,018,443	57,240,588	56,485,987
Diluted EPS	$2.36	$1.73	$1.85
Anti-dilutive securities excluded from the computation of diluted EPS	461,071	911,041	1,801,995
New Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." This ASU, codified in the "Revenue Recognition" topic of the FASB Accounting Standards Codification, requires revenue to be recognized upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires disclosures sufficient to describe the nature, amount, timing, and uncertainty of revenue and cash flows arising from these customer contracts. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and can be applied either retrospectively to each prior reporting period presented or with the cumulative effect of initially applying the standard recognized on the date of adoption. Con-way plans to adopt this standard in the first quarter of 2017. Con-way is currently evaluating the method of application and the potential impact on the financial statements and related disclosures.
2. Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the gross carrying amounts of goodwill:

(Dollars in thousands)	Logistics	Truckload	Corporate and Eliminations	Total
Balances at December 31, 2012
Goodwill	$55,888	$464,598	$727	$521,213
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)
	7,652	329,785	727	338,164
Change in foreign currency exchange rates	(193)	—	—	(193)
Balances at December 31, 2013
Goodwill	55,695	464,598	727	521,020
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)
	7,459	329,785	727	337,971
Change in foreign currency exchange rates	(392)	—	—	(392)
Balances at December 31, 2014
Goodwill	55,303	464,598	727	520,628
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)
	$7,067	$329,785	$727	$337,579
Con-way assesses goodwill for impairment on an annual basis in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired.
In connection with the annual impairment test in the fourth quarter of 2014, Con-way concluded that the goodwill of its reporting units was not impaired at December 31, 2014.

Intangible Assets
Intangible assets are amortized on a straight-line basis over their estimated useful life. Amortization expense related to intangible assets was $2.4 million in 2014, $2.4 million in 2013 and $3.0 million in 2012. Intangible assets consisted of the following:

	December 31, 2014		December 31, 2013
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$23,088	$16,804	$23,088	$14,448
Con-way's customer-relationship intangible asset relates to the Con-way Truckload business unit. Estimated future amortization expense is presented for the years ended December 31, in the following table:

(Dollars in thousands)
2015	$2,356
2016	2,356
2017	1,572
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
Financial Assets Measured at Fair Value on a Recurring Basis
The following table summarizes the valuation of financial instruments within the fair-value hierarchy:

	December 31, 2014
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents	$385,548	$63,092	$322,456	$—
Marketable securities	$8,285	$—	$8,285	$—

	December 31, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents	$441,199	$99,092	$342,107	$—
Cash equivalents consist of short-term interest-bearing instruments (primarily commercial paper, certificates of deposit and money market funds) with maturities of three months or less at the date of purchase. At December 31, 2014, current marketable securities consisted of variable-rate demand notes.
Money-market funds reflect their published net asset value and are classified as Level 1 instruments. Commercial paper, certificates of deposit and variable-rate demand notes are generally valued using published interest rates for instruments with similar terms and maturities, and accordingly, are classified as Level 2 instruments. At December 31, 2014, the weighted-average remaining maturity of the cash equivalents was less than one month. Based on their short maturities, the carrying amount of the cash equivalents approximates their fair value.

4. Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
(Dollars in thousands)	2014	2013
Variable compensation	$56,698	$33,573
Compensated absences	50,325	46,421
Wages and salaries	43,920	35,826
Employee benefits	37,702	40,203
Taxes other than income taxes	27,861	26,704
Interest	17,555	17,579
Other	23,882	28,772
Total accrued liabilities	$257,943	$229,078
5. Debt and Other Financing Arrangements
Long-term debt consisted of the following:

	December 31,
(Dollars in thousands)	2014	2013
Promissory note, 2.63%, due 2016 (interest paid quarterly)	$550	$550
7.25% Senior Notes due 2018 (interest payable semi-annually)	425,000	425,000
6.70% Senior Debentures due 2034 (interest payable semi-annually)	300,000	300,000
Discount	(6,247)	(6,395)
	293,753	293,605
Long-term debt	$719,303	$719,155
Revolving Credit Facility
Con-way has a $325 million revolving credit facility that matures on June 28, 2018. At December 31, 2014, no cash borrowings were outstanding under the credit facility; however, $106.9 million of letters of credit were outstanding, leaving $218.1 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions to borrowing. The letters of credit outstanding at December 31, 2014 provided collateral for Con-way's self-insurance programs.
Under the agreement, standby letter of credit fees are equal to a margin that is dependent upon Con-way's leverage ratio, and cash borrowings bear interest at a rate based upon LIBOR or the lead bank's base rate, in each case plus a margin dependent on Con-way's leverage ratio. The credit facility fee ranges from 0.18% to 0.35% applied to the total facility of $325 million based on Con-way's leverage ratio. The revolving facility is guaranteed by certain of Con-way's material domestic subsidiaries and contains two financial covenants: (i) a leverage ratio and (ii) a fixed-charge coverage ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) the incurrence of additional subsidiary indebtedness.
Other Credit Facilities and Short-term Borrowings
At December 31, 2014, Con-way had $21.0 million of bank guarantees, letters of credit and overdraft facilities outstanding under other credit facilities.
Con-way had short-term borrowings of $1.7 million and $1.6 million at December 31, 2014 and 2013, respectively. Excluding the non-interest bearing borrowings described below, the weighted-average interest rate on the short-term borrowings was 4.82% at December 31, 2014.
Of the short-term borrowings outstanding at December 31, 2014 and 2013, non-interest bearing borrowings of $1.3 million and $1.6 million, respectively, related to a credit facility that Menlo utilizes for one of its logistics contracts. Borrowings under the facility related to amounts the financial institution paid to vendors on behalf of Menlo.

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
Holders of the 7.25% Senior Notes have the right to require Con-way to repurchase the notes if, upon the occurrence of both (i) a change in control, and (ii) a below investment-grade rating by any two of Moody's, Standard and Poor's or Fitch Ratings. The repurchase price would be equal to 101% of the aggregate principal amount of the notes repurchased plus any accrued and unpaid interest.
6.70% Senior Debentures due 2034
The $300 million aggregate principal amount of Senior Debentures bear interest at the rate of 6.70% per year, payable semi-annually on May 1 and November 1 of each year. Con-way may redeem the Senior Debentures, in whole or in part, on not less than 30 nor more than 60-days notice, at a redemption price equal to the greater of (i) the principal amount being redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Debentures being redeemed, discounted at the redemption date on a semi-annual basis at the rate payable on a Treasury note having a comparable maturity plus 35 basis points. The Senior Debentures were issued under an indenture that restricts Con-way's ability, with certain exceptions, to incur debt secured by liens. Including amortization of a discount, interest expense on the 6.70% Senior Debentures due 2034 is recognized at an annual effective interest rate of 6.90%.
Other
The aggregate annual maturities of long-term debt for the next five years ending December 31, are $0.6 million in 2016 and $425.0 million in 2018. Following 2018, Con-way does not have any principal payments due until 2034.
As of December 31, 2014 and 2013, the estimated fair value of long-term debt was $832 million and $806 million, respectively. For the periods presented, long-term debt is classified as a Level 2 instrument with fair values estimated using an average of prices provided by multiple brokers.
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
In connection with its capital leases, Con-way reported $73.3 million and $68.9 million of revenue equipment and $50.1 million and $39.0 million of accumulated depreciation in the consolidated balance sheets at December 31, 2014 and 2013, respectively. Additionally, Con-way reported $10.0 million of other equipment and $1.5 million of accumulated depreciation in the consolidated balance sheets at December 31, 2014.

Future minimum lease payments with initial or remaining non-cancelable lease terms in excess of one year, at December 31, 2014, were as follows:

(Dollars in thousands)	Capital Leases	Operating Leases
Year ending December 31:
2015	$15,223	$93,412
2016	3,597	70,491
2017	3,597	49,112
2018	3,597	34,148
2019	312	24,518
Thereafter (through 2026)	—	64,743
Total minimum lease payments	$26,326	$336,424
Amount representing interest	(1,076)
Present value of minimum lease payments	25,250
Current maturities of obligations under capital leases	14,663
Long-term obligations under capital leases	$10,587
The remaining unamortized gain resulting from past sale-leaseback transactions, $7.7 million at December 31, 2014, is reported in other liabilities and deferred credits in the consolidated balance sheets and will be amortized as a reduction to lease expense through 2024 when the corresponding lease terms expire.
Rental expense for operating leases comprised the following:

	Years ended December 31,
(Dollars in thousands)	2014	2013	2012
Minimum rentals	$139,491	$129,902	$118,797
Sublease rentals	(63)	(577)	(2,843)
Rental expense	$139,428	$129,325	$115,954
7. Income Taxes
Income Tax Provision
The components of the provision for income taxes were as follows:

	Years ended December 31,
(Dollars in thousands)	2014	2013	2012
Current provision (benefit)
Federal	$15,277	$(6,137)	$3,872
State and local	502	2,145	34
Foreign	3,438	873	2,566
Total current provision (benefit)	19,217	(3,119)	6,472
Deferred provision (benefit)
Federal	41,087	41,832	45,920
Federal net operating loss	14,522	14,369	11,166
State and local	4,207	5,608	5,270
State tax rate change	(5,374)	—	—
Foreign	(1)	(3,478)	(2,420)
Total deferred provision	54,441	58,331	59,936
Income tax provision	$73,658	$55,212	$66,408

Income taxes have been provided for foreign operations based upon the various tax laws and rates of the countries in which operations are conducted. The components of income before income taxes were as follows:

	Years ended December 31,
(Dollars in thousands)	2014	2013	2012
U.S. sources	$211,045	$157,074	$164,619
Non-U.S. sources	(348)	(2,709)	6,335
Income before income tax provision	$210,697	$154,365	$170,954
Con-way's income tax provision varied from the amounts calculated by applying the U.S. statutory income tax rate to the pretax income as shown in the following reconciliation:

	Years ended December 31,
	2014	2013	2012
Federal statutory tax rate of 35%	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	1.8	4.7	3.1
State tax rate change, net of federal income tax benefit	(2.6)	—	—
Foreign taxes greater (less) than U.S. statutory rate	1.1	(1.1)	(1.2)
Non-deductible operating expenses and tax-exempt income	0.6	0.7	—
Foreign taxes eligible for US foreign tax credit	0.6	0.5	0.5
Fuel tax credit	(1.8)	(4.5)	(0.1)
IRS audit	—	(0.4)	1.5
Other, net	0.3	0.9	—
Effective income tax rate	35.0%	35.8%	38.8%

During the fourth quarter of 2014, Con-way changed the rate it uses to value its deferred tax assets and liabilities. The change in rate, the effect of which is shown above, was exclusively related to a change in the forward-looking estimate of the average state income tax rate. There are many factors that went into evaluating the estimate of this rate including changes in individual state income tax rates, changes in the geographic distribution of Con-way's business operations in the U.S. and the different nature of its operations in certain jurisdictions.
Current and Deferred Income Tax Balances
The components of deferred tax assets and liabilities related to the following:

(Dollars in thousands)	December 31,
	2014	2013
Deferred tax assets
Employee benefits	$96,420	$91,474
Self-insurance accruals	26,296	23,042
Domestic operating-loss carryforwards	6,156	22,461
Foreign operating-loss carryforwards	16,723	16,832
Tax-credit carryforwards	10,785	10,019
Share-based compensation	15,171	16,551
Other	11,204	11,471
Valuation allowance	(26,019)	(25,358)
Total deferred tax assets	156,736	166,492
Deferred tax liabilities
Property, plant and equipment	351,684	348,728
Prepaid expenses	21,789	24,401
Revenue	6,624	9,013
Other	5,471	6,967
Total deferred tax liabilities	385,568	389,109
Net deferred tax liability	$(228,832)	$(222,617)

Deferred tax assets and liabilities in the consolidated balance sheets are classified as current or non-current based on the related asset or liability creating the deferred tax. Deferred taxes not related to a specific asset or liability are classified based on the estimated period of reversal.
At December 31, 2014, Con-way had no federal tax loss carryforward. Other carryforwards, including state tax credits, foreign taxes creditable against federal tax, and state and foreign tax losses, may create future benefits. The resulting potential benefit of the future use of all tax losses, including domestic and foreign, is $22.9 million while tax credit carryforwards provide a potential benefit of $10.8 million. Because Con-way does not anticipate that certain future state and foreign taxable income will allow realization of the full benefits, management concluded that these assets fail to meet the more-likely-than-not threshold for realization. In light of this, these combined future tax benefits of $33.7 million have been offset by a valuation allowance of $26.0 million.
For all other deferred tax assets, management believes it is more likely than not that the results of future operations will generate taxable income of a sufficient amount and type to realize these deferred tax assets.
Certain capital expenditures made between September 9, 2010 and December 31, 2014 were eligible for bonus depreciation, and in accordance with this provision of U.S. tax law, Con-way deducted a substantial portion of its capital expenditures made during the 2010 through 2014 tax years. Additionally, the alternative-fuel credit was extended to 2014 by the Tax Increase Prevention Act of 2014. Also, in January 2013, the American Taxpayer Relief Act of 2012 extended the alternative-fuel credit to the 2012 and 2013 tax years. Con-way recorded a discrete benefit of $3.3 million in the first quarter of 2013 to recognize the effect of the credit associated with the 2012 tax year. The alternative-fuel credit for the 2013 tax year was recognized over the course of 2013.
No deferred taxes have been provided for the cumulative undistributed earnings of Con-way's foreign subsidiaries ($32.4 million at December 31, 2014), which if remitted, are subject to withholding and U.S. taxes. Such amounts have been indefinitely reinvested in the respective foreign subsidiaries' operations until it becomes advantageous for tax or foreign exchange reasons to remit these earnings. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable.
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
During 2014 and 2013, the estimate for uncertain tax positions decreased to $8.1 million and $11.9 million, respectively (including $3.1 million and $3.5 million of accrued interest and penalties), primarily due to the lapse of statute of limitations and settlements with various taxing authorities, more fully discussed below.
At December 31, 2014 and 2013, Con-way estimated that $3.7 million and $6.5 million, respectively, of the unrecognized tax benefits, if recognized, would change the effective tax rate. In 2014, a $0.4 million reversal of interest and penalties was included in income tax expense compared to $1.8 million in 2013.
The following summarizes the changes in the unrecognized tax benefits during the year, excluding interest and penalties:

(Dollars in thousands)
Balance at December 31, 2012	$9,728
Gross increases — prior-period tax positions	14
Gross increases — current-period tax positions	1,376
Gross decreases — prior-period tax positions	(602)
Lapse of statute of limitations	(2,128)
Balance at December 31, 2013	8,388
Gross increases — current-period tax positions	853
Gross decreases — prior-period tax positions	(900)
Gross decreases — settlements	(1,744)
Lapse of statute of limitations	(1,661)
Balance at December 31, 2014	$4,936

In the normal course of business, Con-way is subject to examination by taxing authorities throughout the world. As a result of these examinations, Con-way maintains ongoing discussions and negotiations relating to tax matters with the taxing authorities in these various jurisdictions.
Con-way is subject to examination for federal income taxes for tax years 2008 forward. In 2013, Con-way entered the Compliance Assurance Program ("CAP"). CAP is designed to make audits more effective, efficient and current such that when the federal tax return is filed for the current year it has been approved by the Internal Revenue Service ("IRS").
In 2012, the IRS finished its field audit of the 2008 through 2010 tax years and an issue emerged that resulted in an increase to the estimate for uncertain tax positions in 2012. Con-way settled this issue in 2013 and paid the related liability in 2014.
Con-way is also subject to examination by state, local, and foreign jurisdictions for 2004 to 2013. Con-way is currently under audit in several state and foreign tax jurisdictions, and management expects that there will be no material change to the unrecognized tax benefits due to expected increases being substantially offset by lapses of applicable statutes of limitations.
8. Shareholders' Equity
Accumulated Other Comprehensive Loss
All changes in equity, except those resulting from investments by owners and distributions to owners, are reported in the statements of consolidated comprehensive income (loss). The following is a summary of the components of accumulated other comprehensive loss:

(Dollars in thousands)	Foreign Currency Translation Adjustment	Unrealized (Gain) Loss on Available-for-Sale Security	Employee Benefit Plans	Total
Balances at December 31, 2011	$(1,776)	$(226)	$(436,434)	$(438,436)
Other comprehensive income (loss) before reclassifications	481	226	(30,470)	(29,763)
Amounts reclassified from accumulated other comprehensive loss	—	—	11,738	11,738
Balances at December 31, 2012	(1,295)	—	(455,166)	(456,461)
Other comprehensive income before reclassifications	871	—	173,369	174,240
Amounts reclassified from accumulated other comprehensive loss	—	—	12,690	12,690
Balances at December 31, 2013	(424)	—	(269,107)	(269,531)
Other comprehensive loss before reclassifications	(2,731)	—	(96,329)	(99,060)
Amounts reclassified from accumulated other comprehensive loss	—	—	14,182	14,182
Balances at December 31, 2014	$(3,155)	$—	$(351,254)	$(354,409)
See Note 9, "Employee Benefit Plans" for additional information concerning Con-way's employee benefit plans, including amounts reported for net periodic benefit expense (income).
Common Stock Repurchase Program and Cash Dividend
In June 2014, Con-way's Board of Directors authorized the repurchase of up to $150 million of Con-way's common stock in open market purchases or privately negotiated transactions from time to time in such amounts as management determines. As of December 31, 2014, Con-way repurchased a total of 355,000 shares at a cost of $16.8 million. Of the shares repurchased during 2014, $1.0 million settled in the first quarter of 2015.
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

Defined Benefit Pension Plans
Con-way's defined benefit pension plans include qualified plans that are eligible for certain beneficial treatment under the Internal Revenue Code ("IRC"), as well as non-qualified plans that do not meet IRC criteria. Con-way's qualified defined benefit pension plans (collectively, the "Qualified Pension Plans") consist mostly of a primary qualified defined benefit pension plan (the "Primary DB Plan"). Con-way's other qualified defined benefit pension plans (collectively, the "Legacy DB Plans") relate to former businesses. In the fourth quarter of 2014, Con-way settled the obligation for one of these Legacy DB Plans with the combination of a single-premium non-participating annuity and lump-sum payments. Accordingly, Con-way recognized a $36.2 million reduction in the plan obligation and related assets, and a $16.0 million settlement loss.
Con-way's non-qualified defined benefit pension plans (collectively, the "Non-Qualified Pension Plans") consist mostly of a primary non-qualified supplemental defined benefit pension plan (the "Supplemental DB Plan"). The Supplemental DB Plan provides additional benefits for certain employees who are affected by IRC limitations on compensation eligible for benefits available under the qualified Primary DB Plan.
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
Funded Status of Defined Benefit Pension Plans
The following table reports the changes in the projected benefit obligation, the fair value of plan assets and the determination of the amounts recognized in the consolidated balance sheets for Con-way's defined benefit pension plans at December 31:

	Qualified Pension Plans		Non-Qualified Pension Plans
(Dollars in thousands)	2014	2013	2014	2013
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,523,531	$1,680,603	$70,814	$78,218
Interest cost on projected benefit obligation	75,030	70,022	3,451	3,213
Plan settlement	(36,237)	—	—	—
Actuarial loss (gain)	254,379	(177,347)	9,182	(5,508)
Benefits paid	(54,536)	(49,747)	(5,101)	(5,109)
Projected and accumulated benefit obligation at end of year	$1,762,167	$1,523,531	$78,346	$70,814
Change in plan assets:
Fair value of plan assets at beginning of year	$1,438,865	$1,281,261	$—	$—
Actual return on plan assets	211,322	152,014	—	—
Con-way contributions	142,280	55,337	5,101	5,109
Plan settlement	(36,237)	—	—	—
Benefits paid	(54,536)	(49,747)	(5,101)	(5,109)
Fair value of plan assets at end of year	$1,701,694	$1,438,865	$—	$—
Funded status of the plans	$(60,473)	$(84,666)	$(78,346)	$(70,814)
Amounts recognized in the balance sheet consist of:
Long-term assets	$18,110	$15,018	$—	$—
Current liabilities	—	—	(5,148)	(5,145)
Long-term liabilities	(78,583)	(99,684)	(73,198)	(65,669)
Net amount recognized	$(60,473)	$(84,666)	$(78,346)	$(70,814)
Plans with a projected and accumulated benefit obligation in excess of plan assets:
Projected and accumulated benefit obligation	$1,740,798	$1,502,541	$78,346	$70,814
Fair value of plan assets	1,622,215	1,402,857	—	—
Weighted-average assumptions as of December 31:
Discount rate	4.20%	5.05%	4.20%	5.05%

The actuarial loss in 2014 was primarily due to the decrease in discount rate and also included the impact of updated mortality assumptions used to estimate life expectancies of plan participants.
The amounts included in accumulated other comprehensive loss that have not yet been recognized in net periodic benefit expense, consist of the following:

	Qualified Pension Plans		Non-Qualified Pension Plans
(Dollars in thousands)	2014	2013	2014	2013
Actuarial loss	$(524,414)	$(413,879)	$(35,673)	$(27,367)
Prior-service cost	(40,809)	(42,428)	(99)	(104)
	$(565,223)	$(456,307)	$(35,772)	$(27,471)
The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost in 2015 are as follows:

(Dollars in thousands)	Qualified Pension Plans	Non-Qualified Pension Plans
Reclassification of actuarial loss to net periodic benefit expense (income)	$12,494	$1,184
Reclassification of prior-service cost to net periodic benefit expense (income)	$1,619	$5
Net Periodic Benefit Expense (Income) for Defined Benefit Pension Plans
Net periodic benefit expense (income) and amounts recognized in other comprehensive income or loss for the years ended December 31 includes the following:

	Qualified Pension Plans			Non-Qualified Pension Plans
(Dollars in thousands)	2014	2013	2012	2014	2013	2012
Net periodic benefit expense (income):
Interest cost on benefit obligation	$75,030	$70,022	$70,168	$3,451	$3,213	$3,438
Expected return on plan assets	(93,085)	(91,324)	(84,411)	—	—	—
Amortization of actuarial loss	9,642	18,272	19,432	876	1,118	958
Amortization of prior-service cost	1,619	1,670	14	5	5	—
Curtailment loss	—	1,197	—	—	—	44
Settlement loss	15,965	—	—	—	—	—
Net periodic benefit expense (income)	$9,171	$(163)	$5,203	$4,332	$4,336	$4,440
Amounts recognized in other comprehensive income or loss:
Actuarial loss (gain)	$136,142	$(238,037)	$(720)	$9,182	$(5,508)	$3,574
Prior-service cost	—	—	44,961	—	—	109
Reclassification of actuarial loss to net periodic benefit expense (income)	(25,607)	(18,272)	(19,432)	(876)	(1,118)	(1,002)
Reclassification of prior-service cost to net periodic benefit expense (income)	(1,619)	(2,867)	(14)	(5)	(5)	—
Loss (gain) recognized in other comprehensive income or loss	$108,916	$(259,176)	$24,795	$8,301	$(6,631)	$2,681
Weighted-average assumptions used to calculate net cost:
Discount rate	5.05%	4.25%	4.65%	5.05%	4.25%	4.65%
Expected long-term rate of return on plan assets	6.53%	7.10%	7.65%	—%	—%	—%

Expected benefit payments for the defined benefit pension plans are summarized below. These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.

(Dollars in thousands)	Qualified Pension Plans	Non-Qualified Pension Plans
Year ending December 31:
2015	$61,381	$5,148
2016	65,705	5,191
2017	70,081	5,257
2018	74,579	5,240
2019	79,480	5,234
2020-2024	465,421	25,705
Plan Assets
Investment Policies and Strategies
Assets of the Qualified Pension Plans are managed pursuant to a long-term allocation strategy that seeks to mitigate the Plans' funded status volatility by increasing the Plans' exposure to fixed income investments over time. This strategy was developed by analyzing a variety of diversified asset-class combinations in conjunction with the projected liabilities of the Qualified Pension Plans. In 2014, the Plans lowered their percentage of investments in equity securities and increased their percentage of investments in fixed-income securities.
The Plans' current investment strategy is to achieve a mix of approximately 76% in fixed-income securities and 24% of investments in equity securities. The target allocations for fixed-income securities includes 7% in global opportunistic fixed-income. The target allocations for equity securities include 12% in U.S. large companies, 2% in U.S. small companies, and 10% in international companies. Investments in equity securities are allocated between growth- and value-style investment strategies and are diversified across industries and investment managers. Investments in fixed-income securities consist primarily of high-quality U.S. and global corporate or government debt instruments in a variety of industries. The Plans' investments in equity and fixed-income securities consist of individual securities held in managed separate accounts as well as commingled investment funds.
The Plans' investment strategy does not include a meaningful long-term investment allocation to cash and cash equivalents; however, the Plan's cash allocation may rise periodically in response to timing considerations regarding contributions, investments, and the payment of benefits and eligible plan expenses. Additionally, the level of cash and cash equivalents may reflect the un-invested balance of each manager's allocated portfolio balance. This "un-invested cash" is typically held in a short-term fund that invests in money-market instruments, including commercial paper and other liquid short-term interest-bearing instruments.
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
The assumption of 5.15% for the overall expected long-term rate of return in 2015 was developed using asset allocation, return, risk (defined as standard deviation), and correlation expectations. The return expectations are created using long-term historical returns and current market expectations for inflation, interest rates and economic growth.

Categories and Fair-Value Measurements of Plan Assets
The following table summarizes the fair value of Con-way's pension plan assets within the fair-value hierarchy:

	December 31, 2014
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Cash and cash equivalents
Short-term investment fund [a]	$48,296	$—	$48,296	$—
Equity
U.S. large companies
S&P 500 futures [b]	2,309	2,309	—	—
Growth [c]	102,653	102,653	—	—
Value [c]	99,466	99,466	—	—
U.S. small companies
Value [c]	32,298	32,298	—	—
International
Growth [c]	92,259	92,259	—	—
Value fund [a]	72,336	—	72,336	—
Fixed-income securities
Global long-term debt instruments [d]	1,252,077	131,997	1,120,080	—
Total	$1,701,694	$460,982	$1,240,712	$—

	December 31, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Cash and cash equivalents
Short-term investment fund [a]	$65,100	$—	$65,100	$—
Equity
U.S. large companies
S&P 500 futures [b]	3,482	3,482	—	—
Growth [c]	99,050	99,050	—	—
Value [c]	101,154	101,154	—	—
U.S. small companies
Value [c]	57,403	57,403	—	—
International
Growth [c]	91,058	91,058	—	—
Value fund [a]	94,927	—	94,927	—
Fixed-income securities
U.S. long-term debt instruments [d]	832,915	91,824	741,091	—
Real estate
Private fund [e]	40,412	—	—	40,412
Hedge fund
Multi-Strategy [f]	53,364	—	—	53,364
Total	$1,438,865	$443,971	$901,118	$93,776

[a]
These funds are not publicly traded and do not have readily determinable fair values. Accordingly, they are valued at their net asset value per share. The underlying investments in the funds consist primarily of publicly traded securities with quoted market prices.

[b]	Gains from S&P 500 futures held in a separately managed account.

[c]	Publicly traded equity securities are valued at their closing market prices.

[d]	Global and U.S. debt securities are valued at their quoted market price, while corporate-debt instruments are generally valued using observable bid-ask spreads or broker-provided pricing.

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

The following table summarizes the change in fair value for pension assets valued using Level 3 inputs:

(Dollars in thousands)	Private real estate fund	Hedge fund	Total
Balance at December 31, 2012	$36,911	$50,149	$87,060
Actual return on plan assets relating to assets still held at the reporting date	3,501	3,215	6,716
Balance at December 31, 2013	40,412	53,364	93,776
Actual return on plan assets relating to assets sold during the period	1,588	1,169	2,757
Redemption	(42,000)	(51,882)	(93,882)
Asset reclassification [a]	—	(2,651)	(2,651)
Balance at December 31, 2014	$—	$—	$—

[a]
A full redemption for the assets invested in the hedge fund was made in 2014; however, a hold requirement requires that a portion of the assets be withheld until final completion of the fund's audit. The remaining assets of $2.7 million are invested by the hedge fund in cash and cash equivalents.

Funding
Con-way's funding practice is to evaluate its tax and cash position, as well as the Qualified Pension Plans' funded status, in determining its planned contributions. Con-way estimates that it will contribute about $30 million to its Qualified Pension Plans in 2015; however, this could change based on variations in interest rates, asset returns, Pension Protection Act requirements and other factors.
Defined Contribution Retirement Plans
Con-way's cost for defined contribution retirement plans was $56.3 million in 2014, $55.3 million in 2013, and $50.8 million in 2012.
Postretirement Medical Plan
Con-way sponsors a postretirement medical plan that provides health benefits to certain non-contractual employees at least 55 years of age with at least 10 years of service (the "Postretirement Plan"). The Postretirement Plan does not provide employer-subsidized retiree medical benefits for employees hired on or after January 1, 1993.
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

Funded Status of Postretirement Medical Plan
The following sets forth the changes in the benefit obligation and the determination of the amounts recognized in the consolidated balance sheets for the Postretirement Plan at December 31:

(Dollars in thousands)	2014	2013
Change in benefit obligation:
Projected benefit obligation at beginning of year	$61,917	$102,291
Service cost – benefits earned during the year	950	1,459
Interest cost on projected benefit obligation	2,734	3,434
Plan amendments	—	(19,243)
Actuarial loss (gain)	8,918	(21,143)
Participant contributions	2,191	2,009
Benefits paid	(5,677)	(6,890)
Projected and accumulated benefit obligation at end of year	$71,033	$61,917
Funded status of the plan	$(71,033)	$(61,917)
Amounts recognized in the balance sheet consist of :
Current liabilities	$(4,389)	$(4,462)
Long-term liabilities	(66,644)	(57,455)
Net amount recognized	$(71,033)	$(61,917)
Discount rate assumption as of December 31	3.75%	4.50%
The amounts included in accumulated other comprehensive loss that have not yet been recognized in net periodic benefit expense consist of the following:

(Dollars in thousands)	2014	2013
Actuarial gain	$8,508	$19,537
Prior-service credit	16,503	19,366
	$25,011	$38,903
The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost are as follows:

(Dollars in thousands)	2015
Reclassification of prior-service credits to net periodic benefit expense	$2,455
Reclassification of actuarial gain to net periodic benefit expense	$265

Net Periodic Benefit Expense for Postretirement Medical Plan
Net periodic benefit expense and amounts recognized in other comprehensive income or loss for the years ended December 31 includes the following:

(Dollars in thousands)	2014	2013	2012
Net periodic benefit expense (income):
Service cost - benefits earned during the year	$950	$1,459	$1,679
Interest cost on benefit obligation	2,734	3,434	4,318
Amortization of actuarial gain	(2,111)	(1)	—
Amortization of prior-service credit	(2,863)	(1,457)	(1,206)
Net periodic benefit expense (income)	$(1,290)	$3,435	$4,791
Amounts recognized in other comprehensive income or loss:
Actuarial loss (gain)	$8,918	$(21,143)	$1,979
Prior-service cost	—	(19,243)	—
Reclassification of actuarial gain to net periodic benefit expense	2,111	1	—
Reclassification of prior-service credit to net periodic benefit expense	2,863	1,457	1,206
Loss (gain) recognized in other comprehensive income or loss	$13,892	$(38,928)	$3,185
Discount rate assumption used to calculate interest cost through October 31	4.50%	3.60%	4.30%
Discount rate assumption used to calculate interest cost from November 1 through December 31	4.50%	4.25%	4.30%
Expected benefit payments, which reflect expected future service, as appropriate, are summarized below. These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.

(Dollars in thousands)	Benefit Payments
Year ending December 31:
2015	$4,389
2016	4,582
2017	4,980
2018	5,373
2019	5,626
2020-2024	27,946
The assumed health-care cost trend rates used to determine the benefit obligation are as follows:

2014
Health-care cost trend rate assumed for next year	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%
Year that the rate reaches the ultimate trend rate	2027
Assumed health-care cost trends affect the amounts recognized for Con-way's postretirement benefits. A one-percentage-point change in the assumed health-care cost trend rate would not have a material effect on the service and interest cost components of net periodic benefit costs or on the accumulated postretirement benefit obligation.
10. Share-Based Compensation
Under terms of its share-based compensation plans, Con-way grants various types of share-based compensation awards to employees and directors. The plans provide for awards in the form of nonvested stock (also known as restricted stock), performance-share plan units ("PSPUs"), stock options and stock appreciation rights ("SARs").
Con-way recognizes expense on a straight-line basis over the shorter of (1) the requisite service period stated in the award or (2) the period from the grant date of the award up to the employee's retirement-eligibility date if the award contains an accelerated-vesting provision. Awards with graded-vesting terms recognize expense on a straight-line basis over the requisite service period for the entire award. The following expense was recognized for share-based compensation:

	Years ended December 31,
(Dollars in thousands)	2014	2013	2012
Salaries, wages and employee benefits	$20,035	$20,783	$14,464
Deferred income tax benefit	(7,673)	(8,090)	(5,616)
Net share-based compensation expense	$12,362	$12,693	$8,848
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
The Board of Directors authorized the issuance of 7,637,432 shares of common stock for the grant of stock options, nonvested stock or other share-based compensation under its equity plans, of which 2,687,677 were available at December 31, 2014. New shares are issued from Con-way's balance of authorized common stock to satisfy stock option exercises and vesting of awards.
Nonvested Stock
Awards granted to directors prior to 2012 generally have three-year graded-vesting terms, while those granted in 2012 and after generally vest one year from the award date. Awards granted to employees generally vest three years from the award date. Nonvested stock awards provide for accelerated vesting as a result of a change in control, death or disability (as defined in the award agreement). The awards allow for pro-rata vesting if the award recipient leaves Con-way due to a qualifying retirement during the vesting period. Shares of nonvested stock that are eligible for dividends are valued at the market price of Con-way's common stock at the date of the award. Those awards that are not eligible for dividends are valued at the market price of Con-way's common stock at the date of award, reduced by the present value of the dividends not received during the vesting period.
The following table summarizes nonvested stock activity for 2014:

	Number of Awards	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2013	823,070	$32.15
Awarded – Employees	222,253	36.94
Awarded – Directors	22,480	44.47
Vested	(277,451)	32.85
Forfeited	(19,274)	33.75
Outstanding at December 31, 2014	771,078	$33.60
The weighted-average grant-date fair value per share for nonvested stock awards granted to employees in 2013 and 2012 was $33.19 and $30.37, respectively. The weighted-average grant-date fair value per share for nonvested stock awards granted to directors in 2013 and 2012 was $34.60 and $33.75, respectively.
The total fair value of nonvested stock that vested in 2014, 2013 and 2012 was $11.4 million, $9.4 million and $11.0 million, respectively, based on Con-way's closing common stock price on the vesting date. At December 31, 2014, the total unrecorded deferred compensation cost of shares of nonvested stock, net of forfeitures, was $9.8 million, which is expected to be recognized over a weighted-average period of 1.65 years.
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

The following table summarizes PSPU activity for 2014:

	Number of Awards	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2013	437,015	$31.02
Awarded	205,667	36.47
Forfeited	(13,117)	33.22
Outstanding at December 31, 2014	629,565	$32.75
The weighted-average grant-date fair value per share for PSPUs granted in 2013 and 2012 was $32.41 and $29.67, respectively.
At December 31, 2014, the total unrecorded deferred compensation cost of shares of PSPUs, net of forfeitures, was $10.4 million, which is expected to be recognized over a weighted-average period of 1.77 years.
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
The following table summarizes stock option activity for 2014:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	1,488,741	$39.59
Exercised	(926,454)	36.59
Expired or cancelled	(15,100)	50.28
Outstanding at December 31, 2014	547,187	$44.36	2.88	$3,461
Exercisable at December 31, 2014	544,184	$44.44	2.86	$3,403
The aggregate intrinsic value reported in the table above represents the total pretax value that would have been received by employees and directors had all of the holders exercised their in-the-money stock options on December 31, 2014.
The following table summarizes stock option exercise activity as of December 31:

(Dollars in thousands)	2014	2013	2012
Aggregate intrinsic value of exercised options	$12,177	$9,868	$1,614
Cash received from exercise of options	33,902	20,777	3,560
Tax benefit realized from exercise of options	4,664	3,848	629
The following is a summary of the weighted-average assumptions used in the Black-Scholes option-pricing model and the calculated weighted-average grant-date fair value as of December 31:

2012
Estimated fair value	$11.79
Risk-free interest rate	0.7%
Expected term (years)	4.91
Expected volatility	52%
Expected dividend yield	1.37%
Stock Appreciation Rights
The cash-settled SARs were granted at the stock price on the grant date and have a three-year graded-vesting term. The awards provide for accelerated vesting if the employee ceases employment due to retirement, death, disability, or a change in control (as defined in the SAR agreement). The SARs were granted in 2010 and became fully vested in January 2013. During the vesting period, compensation cost was recognized based on the proportionate amount of service rendered to date. The SARs are liability-classified awards and, as a result, Con-way re-measures the fair value of the awards each reporting period until the awards are settled. Con-way will recognize any changes in fair value after the vesting period as compensation cost in the current period. The ultimate expense recognized for the SARs is equal to the intrinsic value at settlement. Con-way's accrued liability for cash-settled SARs of $2.2 million and $4.3 million at December 31, 2014 and 2013 was determined using a weighted-average fair value of $20.97 and $15.13 per SAR at December 31, 2014 and 2013 respectively.
The following table summarizes SAR activity for 2014:

	Number of Rights	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	283,221	$28.92
Exercised	(175,990)	28.92
Outstanding at December 31, 2014	107,231	$28.92	5.11	$2,173
Exercisable at December 31, 2014	107,231	$28.92	5.11	$2,173
The following table summarizes SAR exercise activity as of December 31:

(Dollars in thousands)	2014	2013	2012
Cash paid to settle exercised SARs	$3,623	$2,382	$51
Realized tax benefit	1,388	929	20
11. Commitments and Contingencies
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
California Wage and Hour
Con-way is a defendant in several class-action lawsuits alleging violations of the state of California's wage and hour laws. Plaintiffs allege that Con-way failed to pay certain drivers for all compensable time and that certain other drivers were not provided with required meal breaks and rest breaks. Plaintiffs seek to recover unspecified monetary damages, penalties, interest and attorneys' fees. The primary case is Jose Alberto Fonseca Pina, et al. v. Con-way Freight Inc., et al. (the "Pina" case). The Pina case was initially filed in November 2009 in Monterey County Superior Court and was removed to the U.S. District Court of California, Northern District. On April 12, 2012, the Court granted plaintiffs' request for class certification in the Pina case as to a limited number of issues. The class certification ruling does not address whether Con-way will ultimately be held liable.
Con-way challenged the certification of the class in this case, and further contends that plaintiffs' claims are preempted by federal law and not substantiated by the facts. Con-way has denied any liability with respect to these claims and intends to vigorously defend itself in this case. There are multiple factors that prevent Con-way from being able to estimate the amount of potential loss, if any, in excess of its accrued liability that may result from this matter, including: (1) Con-way is vigorously defending itself and believes that it has a number of meritorious legal defenses; and (2) at this stage in the case, there are unresolved questions of fact that could be important to the resolution of these matters. Con-way recently settled a related case Jorge R. Quezada v. Con-way Inc., dba Con-way Freight (the "Quezada" case). Notice of the settlement was provided to class members in this case and on January 9, 2015, the Court granted final approval of the settlement. Con-way had adequately accrued for this matter.
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
Prior to 2013, the former Other segment consisted of the operating results of Con-way's trailer manufacturer and certain corporate activities for which the related income or expense was not allocated to other reporting segments. Beginning in the first quarter of 2013, inter-segment eliminations were combined with the Other segment and reported as Corporate and Eliminations in order to reconcile the segment results to the consolidated totals. All periods presented reflect this change to the reporting segment structure.
Financial Data
Management evaluates segment performance primarily based on revenue and operating income (loss). Accordingly, investment income, interest expense and other non-operating items are not reported in segment results. Corporate expenses are generally allocated based on measurable services provided to each segment, or for general corporate expenses, based on segment revenue. Beginning in 2013, costs associated with the defined benefit pension plans are no longer allocated to reporting segments and instead are included in Corporate and Eliminations as other corporate costs. The amount of defined benefit pension cost retained in Corporate and Eliminations was $13.5 million and $4.2 million for the years ended December 31, 2014 and 2013, respectively. In 2012, these costs are included in the results of the Freight, Logistics and Truckload reporting segments and total $9.6 million. Inter-segment revenue and related operating income (loss) have been eliminated to reconcile to consolidated revenue and operating income. Transactions between segments are generally based on negotiated prices.

	Years ended December 31,
(Dollars in thousands)	2014	2013	2012
Revenue from External Customers
Freight	$3,586,333	$3,424,002	$3,339,605
Logistics	1,638,967	1,474,507	1,677,279
Truckload	572,990	567,255	558,714
Corporate and Eliminations	7,779	7,592	4,649
	$5,806,069	$5,473,356	$5,580,247
Revenue from Internal Customers
Freight	$45,732	$42,098	$52,991
Logistics	78,744	65,892	48,921
Truckload	58,521	69,555	76,842
Corporate and Eliminations	70,458	70,687	53,015
	$253,455	$248,232	$231,769
Operating Income (Loss)
Freight	$210,324	$146,047	$143,869
Logistics	27,193	23,467	44,616
Truckload	41,245	38,691	44,921
Corporate and Eliminations	(10,312)	748	(4,565)
	$268,450	$208,953	$228,841
Depreciation and Amortization, net of Accretion
Freight	$150,528	$135,311	$124,372
Logistics	11,225	7,571	7,532
Truckload	68,382	74,449	69,799
Corporate and Eliminations	12,372	11,905	13,499
	$242,507	$229,236	$215,202
Capital Expenditures
Freight	$176,933	$180,576	$190,218
Logistics	15,577	24,587	7,186
Truckload	91,731	74,637	93,117
Corporate and Eliminations	5,535	2,143	2,614
	$289,776	$281,943	$293,135
Assets
Freight	$1,560,324	$1,529,681	$1,459,576
Logistics	367,081	318,266	302,295
Truckload	792,088	799,775	807,470
Corporate and Eliminations	616,125	632,209	583,074
	$3,335,618	$3,279,931	$3,152,415
Geographic Data
For geographic reporting, freight transportation revenue is allocated equally between the origin and destination. Revenue for contract services is allocated to the country in which the services are performed. Long-lived assets outside of the United States were immaterial for all periods presented.

	Years ended December 31,
(Dollars in thousands)	2014	2013	2012
Revenue
United States	$5,310,573	$5,094,193	$5,189,792
Canada	180,951	116,491	114,451
Other	314,545	262,672	276,004
Total	$5,806,069	$5,473,356	$5,580,247

13. Quarterly Financial Data
Con-way Inc.
Quarterly Financial Data
(Unaudited)

(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
2014 - Quarter Ended
Operating Results
Revenue	$1,368,843	$1,492,349	$1,504,150	$1,440,727
Operating Income [a]	33,062	102,700	91,375	41,313
Income before Income Tax Provision (Benefit)	19,222	90,768	77,390	23,317
Income Tax Provision (Benefit) [b]	6,329	37,101	31,807	(1,579)
Net Income	12,893	53,667	45,583	24,896
Per Common Share
Basic Earnings	0.23	0.94	0.79	0.43
Diluted Earnings	0.22	0.93	0.78	0.43
Market Price
High	42.73	50.46	53.53	50.81
Low	37.00	39.54	47.50	40.32
Cash Dividends Paid	0.10	0.10	0.15	0.15
2013 - Quarter Ended
Operating Results
Revenue	$1,336,164	$1,381,370	$1,398,021	$1,357,801
Operating Income [a]	31,599	76,299	67,675	33,380
Income before Income Tax Provision	16,775	62,849	53,378	21,363
Income Tax Provision	2,770	19,952	22,821	9,669
Net Income	14,005	42,897	30,557	11,694
Per Common Share
Basic Earnings	0.25	0.76	0.54	0.21
Diluted Earnings [c]	0.25	0.75	0.53	0.20
Market Price
High	38.12	39.81	46.04	45.98
Low	29.12	32.25	39.21	38.79
Cash Dividends Paid	0.10	0.10	0.10	0.10

[a]	The comparability of Con-way's consolidated operating income was affected by the following unusual income or expense:

-	A gain of $3.4 million at Freight in the second quarter of 2014 from the sale of property.

-
A charge of $16.0 million in Corporate and Eliminations in the fourth quarter of 2014 for the settlement of a legacy pension plan and a gain of $5.6 million in Corporate and Eliminations in the second quarter of 2013 from the sale of an administrative property.

-	A charge of $3.7 million at Logistics in the second quarter of 2013 for an increased reserve on international accounts receivable.
[b] The comparability of Con-way's tax provision and net income was affected by the following:

-	A tax benefit of $5.4 million in the fourth quarter of 2014 from a decline in the incremental rate for state taxes.
[c] The sum of the quarterly earnings per share may not equal annual amounts due to differences in the weighted-average number of shares outstanding during the respective period.

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
(b) Internal Control Over Financial Reporting.
There have not been any changes in Con-way's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, Con-way's internal control over financial reporting.
(c) Management's Report on Internal Control Over Financial Reporting.
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
Con-way's management assessed the effectiveness of internal control over financial reporting as of December 31, 2014, and concluded that its internal control over financial reporting is effective. In making this assessment, management utilized the criteria in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The effectiveness of Con-way's internal control over financial reporting as of December 31, 2014, has been audited by KPMG LLP, the independent registered public accounting firm who also audited Con-way's consolidated financial statements included in this Annual Report on Form 10-K. The audit report issued by KPMG LLP precedes Item 8, "Financial Statements and Supplementary Data."
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding directors and executive officers of Con-way is incorporated herein by reference to the material under the headings "Proposal Number 1: Election of Directors," "Information about the Board of Directors and Certain Board Committees; Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" of Con-way's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2015 (the "2015 Proxy Statement").
We have adopted a Code of Business Ethics that applies to our chief executive officer, chief financial officer and controller, as well as other officers, directors and employees of Con-way. Con-way's Code of Business Ethics is posted on its website at www.con-way.com, under the heading "Corporate Governance" within the "Investors" tab. Con-way intends to satisfy any disclosure requirements regarding an amendment to, or waiver from, the Code of Business Ethics by posting such information on its website at www.con-way.com.
ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive and director compensation is incorporated herein by reference to the material under the headings "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation Tables," "Other Potential Post-Employment Payments," "Compensation Committee Interlocks and Insider Participation" and "2014 Director Compensation" of the 2015 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the headings "Stock Ownership by Directors and Executive Officers" and "Stock Ownership by Principal Shareholders" of the 2015 Proxy Statement.
Equity Compensation Plan Information
The following table gives information as of December 31, 2014 regarding Company shares that may be issued upon the exercise of options, warrants and rights under all of the Company's existing equity compensation plans (together, the "Equity Plans").

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,947,830	(2)	$44.36	2,687,677	(3)
Equity compensation plans not approved by security holders	—	(4)	—	—	(4)
Total	1,947,830		$44.36	2,687,677

(1)	The weighted-average exercise price is based solely on the outstanding options.
(2)
Includes 143,700 stock options outstanding under the Company's 1997 Equity and Incentive Plan, 396,480 stock options outstanding under the Company's 2006 Equity and Incentive Plan and 7,007 stock options outstanding under the Company's 2012 Equity and Incentive Plan. Also includes an aggregate of 427,188 restricted stock units and performance share plan units granted under the 2006 Equity and Incentive Plan, 20,232 restricted stock award shares issued and an aggregate of 953,223 restricted stock units and performance share plan units granted under the 2012 Equity and Incentive Plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the headings "Information about the Board of Directors and Certain Board Committees; Corporate Governance - Policies and Procedures Regarding Related Person Transactions; Transactions with Related Persons" and "- Director Independence Standards" and "- Director Independence" of the 2015 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding principal accounting fees and services is incorporated herein by reference to the material under the heading "Proposal Number 4: Ratification of Appointment of Independent Registered Public Accounting Firm - Fees" of the 2015 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page
(a)	1.	FINANCIAL STATEMENTS:
		Report of Independent Registered Public Accounting Firm by KPMG LLP	31
		Consolidated Balance Sheets at December 31, 2014 and 2013	32
		Statements of Consolidated Income for the years ended December 31, 2014, 2013 and 2012	34
		Statements of Consolidated Comprehensive Income for the years ended December 31, 2014, 2013 and 2012	35
		Statements of Consolidated Cash Flows for the years ended December 31, 2014, 2013 and 2012	36
		Statements of Consolidated Shareholders' Equity for the years ended December 31, 2014, 2013 and 2012	37
		Notes to Consolidated Financial Statements	38
	2.	FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation of Qualifying Accounts has been omitted for the allowance for uncollectible accounts and allowance for revenue adjustments because the required information has been included in Note 1, "Principal Accounting Policies," of Item 8, "Financial Statements and Supplementary Data."

	3.	EXHIBITS
		Exhibits are being filed in connection with this Report and are incorporated herein by reference. The Exhibit Index on pages 68 through 71 is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Con-way Inc.
(Registrant)

February 23, 2015	/s/ Douglas W. Stotlar
Douglas W. Stotlar
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Douglas W. Stotlar	Director, President and Chief Executive Officer (Principal Executive Officer)	February 23, 2015
Douglas W. Stotlar

/s/ Stephen L. Bruffett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2015
Stephen L. Bruffett

/s/ Kevin S. Coel	Senior Vice President and Controller (Controller)	February 23, 2015
Kevin S. Coel

/s/ Roy W. Templin		February 23, 2015
Roy W. Templin	Chairman

/s/ John J. Anton		February 23, 2015
John J. Anton	Director

/s/ W. Keith Kennedy Jr.		February 23, 2015
W. Keith Kennedy Jr.	Director

/s/ Michael J. Murray		February 23, 2015
Michael J. Murray	Director

/s/ Edith R. Perez		February 23, 2015
Edith R. Perez	Director

/s/ P. Cody Phipps		February 23, 2015
P. Cody Phipps	Director

/s/ John C. Pope		February 23, 2015
John C. Pope	Director

/s/ William J. Schroeder		February 23, 2015
William J. Schroeder	Director

/s/ Peter W. Stott		February 23, 2015
Peter W. Stott	Director

/s/ Chelsea C. White III		February 23, 2015
Chelsea C. White III	Director

INDEX TO EXHIBITS

Exhibit No.
(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession:
	2.1	Con-way Inc. plan for discontinuance of Con-way Forwarding (Item 2.05 to Con-way's Report on Form 8-K (File No. 1-05046) filed on June 5, 2006*).
	2.2	Con-way Inc. plan for reorganization of Con-way Freight Inc. (Item 7.01 to Con-way's Report on Form 8-K (File No. 1-05046) filed on August 22, 2007*).
	2.3	Con-way Inc. plan for reorganization of Con-way Freight Inc. (Item 2.05 to Con-way's Report on Form 8-K (File No. 1-05046) filed on November 3, 2008*).
	2.4	Con-way Inc. plan for reorganization of Con-way Freight Inc. (Item 2.05 to Con-way's Report on Form 8-K (File No. 1-05046) filed on December 8, 2008*).
(3)	Articles of incorporation and Bylaws:
	3.1	Con-way Inc. Certificate of Incorporation, as amended May 8, 2013.
	3.2	Con-way Inc. Bylaws, as amended January 21, 2015 (Exhibit 3.1 to Con-way's Report on Form 8-K filed on January 26, 2015*).
(4)	Instruments defining the rights of security holders, including indentures:
	4.1	Form of Indenture between CNF Transportation Inc. and Bank One Trust Company, National Association (Exhibit 4(d)(i) to Con-way's Form 8-K (File No. 1-05046) dated March 3, 2000*).
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

68

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
10.8
Agreement and Plan of Merger dated as of July 13, 2007, by and among the Company, Seattle Acquisition Corporation, a Missouri corporation and a wholly owned subsidiary of the Company, Transportation Resources, Inc., a Missouri corporation, the Shareholders' Agent (as defined therein) and the Principal Shareholders (as defined therein). (Exhibit 10.1 to Con-way's Form 10-Q (File No. 1-05046) for the quarter ended June 30, 2007*).

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

69

10.26
Compliance Amendment 2012-1 to the Con-way Inc. 2005 Supplemental Excess Retirement Plan (Amended and Restated December 2008)(Exhibit 10.1 to Con-way's Form 10-Q for the quarter ended September 30, 2012*#).

10.27	Con-way Inc. Supplemental Retirement Savings Plan Amended and Restated December 2008 (Exhibit 10.58 to Con-way's Form 10-K (File No. 1-05046) for the year ended December 31, 2008*#).
10.28	Amendment No. 1 to Con-way Inc. Supplemental Retirement Savings Plan Amended and Restated December 2008 (Exhibit 10.53 to Con-way's Form 10-K for the year ended December 31, 2009*#).
10.29	Amendment No. 2 to Con-way Inc. Supplemental Retirement Savings Plan Amended and Restated December 2008 (Exhibit 10.54 to Con-way's Form 10-K for the year ended December 31, 2009*#).
10.30	Amendment No. 3 to Con-way Inc. Supplemental Retirement Savings Plan Amended and Restated December 2008 (Exhibit 10.55 to Con-way's Form 10-K for the year ended December 31, 2011*#).
10.31	Amendment No. 4 to Con-way Inc. Supplemental Retirement Savings Plan Amended and Restated December 2008 (Exhibit 10.33 to Con-way's Form 10-K for the year ended December 31, 2012*#).
10.32	Form of Severance Agreement (Change in Control) for Douglas W. Stotlar (Exhibit 99.1 to Con-way's Report on Form 8-K filed on December 18, 2009*#).
10.33	Form of Severance Agreement (Change in Control) for Stephen L. Bruffett (Exhibit 99.2 to Con-way's Report on Form 8-K filed on December 18, 2009*#).
10.34	Form of Severance Agreement (Change in Control) for Robert L. Bianco Jr. (Exhibit 99.3 to Con-way's Report on Form 8-K filed on December 18, 2009*#).
10.35	Form of Severance Agreement (Change in Control) for Leslie P. Lundberg (Exhibit 10.61 to Con-way's Form 10-K for the year ended December 31, 2009*#).
10.36	Form of Severance Agreement (Change in Control) for Kevin S. Coel (Exhibit 10.63 to Con-way's Form 10-K for the year ended December 31, 2009*#).
10.37	Form of Amendment No. 1 to Severance Agreement (Change in Control) (Exhibit 10.64 to Con-way's Form 10-K for the year ended December 31, 2009*#).
10.38	Form of Amendment No. 2 to Severance Agreement (Change in Control)(Exhibit 10.2 to Con-way's Form 10-Q for the quarter ended September 30, 2012*#).
10.39	Form of Severance Agreement (Change in Control) for Stephen K. Krull (Exhibit 10.4 to Con-way's Form 10-Q for the quarter ended September 30, 2012*#).
10.40	Form of Severance Agreement (Change in Control) for W. Gregory Lehmkuhl (Exhibit 10.5 to Con-way's Form 10-Q for the quarter ended September 30, 2012*#).
10.41	Form of Severance Agreement (Change in Control) for C. Randal Mullett (Exhibit 10.6 to Con-way's Form 10-Q for the quarter ended September 30, 2012*#).
10.42	Form of Non-Change in Control Severance Policy (Con-way Inc. and Con-way Enterprise Services, Inc.#).
10.43	Form of Non-Change in Control Severance Policy (Con-way Affiliates#).
10.44	Con-way Inc. Executive Incentive Plan (Exhibit 10.3 to Con-way's Form 10-Q for the quarter ended March 31, 2014*#).
10.45	Amended and Restated Form of Severance Agreement (Non-Change in Control) for Douglas W. Stotlar (Exhibit 99.1 to Con-way's Report on Form 8-K filed on June 24, 2010*#).
10.46	Amended and Restated Form of Severance Agreement (Non-Change in Control) for Stephen L. Bruffett (Exhibit 99.2 to Con-way's Report on Form 8-K filed on June 24, 2010*#).
10.47	Amended and Restated Form of Severance Agreement (Non-Change in Control) for Robert L. Bianco Jr. (Exhibit 99.3 to Con-way's Report on Form 8-K filed on June 24, 2010*#).
10.48	Amended and Restated Form of Severance Agreement (Non-Change in Control) for Leslie P. Lundberg (Exhibit 10.74 to Con-way's Form 10-K for the year ended December 31, 2010*#).
10.49	Amended and Restated Form of Severance Agreement (Non-Change in Control) for Kevin S. Coel (Exhibit 10.76 to Con-way's Form 10-K for the year ended December 31, 2010*#).
10.50	Form of Amendment No. 1 to Severance Agreement (Non-Change in Control) (Exhibit 10.74 to Con-way's Form 10-K for the year ended December 31, 2009*#).
10.51	Form of Amendment No. 2 to Amended and Restated Severance Agreement (Non-Change in Control) (Exhibit 10.7 to Con-way's Form 10-Q for the quarter ended September 30, 2012*#).
10.52	Form of Severance Agreement (Non-Change in Control) for Stephen K. Krull (Exhibit 10.9 to Con-way's Form 10-Q for the quarter ended September 30, 2012*#).

70

	10.53	Form of Severance Agreement (Non-Change in Control) for W. Gregory Lehmkuhl (Exhibit 10.10 to Con-way's Form 10-Q for the quarter ended September 30, 2012*#).
	10.54	Form of Restricted Stock Award Agreement for Non-Employee Directors (Exhibit 10.1 to Con-way's Form 10-Q for the quarter ended June 30, 2013*#).
	10.55	Form of Stock Option Agreement (Exhibit 99.10 to Con-way's Report on Form 8-K (File No. 1-05046) filed on December 6, 2005*#).
	10.56	Form of Stock Option Agreement (Exhibit 99.2 to Con-way's Report on Form 8-K (File No. 1-05046) filed on September 29, 2006*#).
	10.57	Form of Stock Appreciation Rights Agreement (Exhibit 99.2 to Con-way's Report on Form 8-K filed on February 11, 2010*#).
	10.58	Form of Stock Option Agreement (Exhibit 99.1 to Con-way's Report on Form 8-K filed on February 9, 2011*#).
	10.59	Form of Restricted Stock Unit Grant Agreement (Exhibit 10.1 to Con-way's Form 10-Q for the quarter ended March 31, 2013*#).
	10.60	Form of Restricted Stock Unit Grant Agreement (Exhibit 10.1 to Con-way's Form 10-Q for the quarter ended March 31, 2014*#).
	10.61	Form of Performance Share Plan Unit Grant Agreement (Exhibit 10.2 to Con-way's Form 10-Q for the quarter ended March 31, 2013*#).
	10.62	Form of Performance Share Plan Unit Grant Agreement (Exhibit 10.2 to Con-way's Form 10-Q for the quarter ended March 31, 2014*#).
(12)	Computation of ratios of earnings to fixed charges.
(21)	Significant Subsidiaries of Con-way Inc.
(23)	Consent of Independent Registered Public Accounting Firm.
(31)	Certification of Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional documents:
99.1
Con-way Inc. 2015 Notice of Annual Meeting and Proxy Statement filed on Form DEF 14A. (Only those portions referenced herein are incorporated in this Form 10-K. Other portions are not required and, therefore, are not "filed" as a part of this Form 10-K.*)

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

71