Form 10-Q
period 2015-03-31
Con-way Inc.
filed 2015-04-29
CIK 23675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Registrant’s telephone number, including area code: (734) 757-1444

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock, $0.625 par value, outstanding as of March 31, 2015 was 57,629,692.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Con-way Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
(Dollars in thousands)	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$432,365	$432,759
Marketable securities	8,285	8,285
Trade accounts receivable, net	690,515	649,086
Other accounts receivable	51,752	70,305
Operating supplies, at lower of average cost or market	21,681	23,664
Prepaid expenses and other current assets	74,903	63,344
Deferred income taxes	13,901	13,957
Total Current Assets	1,293,402	1,261,400

Property, Plant and Equipment
Land	192,490	192,490
Buildings and leasehold improvements	857,767	856,037
Revenue equipment	1,921,101	1,902,358
Other equipment	356,580	362,341
	3,327,938	3,313,226
Accumulated depreciation	(1,681,521)	(1,659,015)
Net Property, Plant and Equipment	1,646,417	1,654,211

Other Assets
Deferred charges and other assets	32,245	31,826
Capitalized software, net	28,485	26,208
Employee benefits	18,392	18,110
Intangible assets, net	5,695	6,284
Goodwill	337,336	337,579
	422,153	420,007
Total Assets	$3,361,972	$3,335,618

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
(Dollars in thousands, except per share data)	(Unaudited)
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$405,471	$349,995
Accrued liabilities	250,512	257,943
Federal and other income taxes	966	—
Self-insurance accruals	111,961	117,783
Short-term borrowings	1,862	1,736
Current maturities of capital leases	13,298	14,663
Total Current Liabilities	784,070	742,120

Long-Term Liabilities
Long-term debt	719,342	719,303
Long-term obligations under capital leases	9,765	10,587
Self-insurance accruals	147,381	151,257
Employee benefits	231,363	239,368
Other liabilities and deferred credits	33,235	34,356
Deferred income taxes	244,527	242,789
Total Liabilities	2,169,683	2,139,780

Commitments and Contingencies (Note 9)

Shareholders' Equity
Common stock ($0.625 par value; authorized 100,000,000 shares; issued 66,303,416 and 65,782,041 shares, respectively)	41,427	41,101
Additional paid-in capital, common stock	715,594	706,756
Retained earnings	1,164,938	1,151,791
Cost of repurchased common stock (8,673,724 and 8,112,141 shares, respectively)	(374,138)	(349,401)
Accumulated other comprehensive loss	(355,532)	(354,409)
Total Shareholders' Equity	1,192,289	1,195,838
Total Liabilities and Shareholders' Equity	$3,361,972	$3,335,618

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.
Statements of Consolidated Income
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2015	2014
Revenue	$1,372,431	$1,368,843

Costs and Expenses
Salaries, wages and employee benefits	564,307	537,252
Purchased transportation	331,934	332,985
Other operating expenses	167,105	162,236
Fuel and fuel-related taxes	86,903	136,702
Depreciation and amortization	59,963	59,611
Purchased labor	40,510	42,220
Rents and leases	35,927	33,959
Maintenance	33,855	30,816
	1,320,504	1,335,781
Operating Income	51,927	33,062

Other Income (Expense)
Investment income	165	161
Interest expense	(13,277)	(13,306)
Miscellaneous, net	(2,420)	(695)
	(15,532)	(13,840)
Income before Income Tax Provision	36,395	19,222
Income Tax Provision	14,603	6,329
Net Income	$21,792	$12,893

Weighted-Average Common Shares Outstanding
Basic	57,634,382	56,957,433
Diluted	58,222,166	57,540,068
Earnings per Common Share
Basic	$0.38	$0.23
Diluted	$0.37	$0.22
Cash Dividends Declared per Common Share	$0.15	$0.10

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.
Statements of Consolidated Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Net Income	$21,792	$12,893

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(3,064)	122
Employee benefit plans
Amortization of net actuarial loss included in net periodic benefit expense or income, net of deferred tax of $1,285 and $794, respectively	2,069	1,243
Amortization of prior-service credit included in net periodic benefit expense or income, net of deferred tax of $80 and $122, respectively	(128)	(189)
	1,941	1,054
Total Other Comprehensive Income (Loss)	(1,123)	1,176
Comprehensive Income	$20,669	$14,069

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.
Statements of Consolidated Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Cash and Cash Equivalents, Beginning of Period	$432,759	$484,502
Operating Activities
Net income	21,792	12,893
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, net of accretion	60,048	59,409
Non-cash compensation and employee benefits	8,996	4,761
Increase in deferred income taxes	648	1,709
Provision for uncollectible accounts	344	439
Loss (gain) from sales of property and equipment, net	643	(1,211)
Changes in assets and liabilities:
Receivables	(41,820)	(87,887)
Prepaid expenses	(11,236)	(18,051)
Accounts payable	47,497	34,843
Accrued variable compensation	(44,931)	(26,787)
Accrued liabilities, excluding accrued variable compensation and employee benefits	39,008	35,301
Self-insurance accruals	(12,256)	13,546
Accrued income taxes	21,843	1,608
Employee benefits	(10,419)	(33,860)
Other	(11,281)	(1,256)
Net Cash Provided by (Used in) Operating Activities	68,876	(4,543)
Investing Activities
Capital expenditures	(44,945)	(70,478)
Software expenditures	(4,018)	(2,637)
Proceeds from sales of property and equipment	3,025	5,842
Net Cash Used in Investing Activities	(45,938)	(67,273)
Financing Activities
Payment of capital leases	(2,187)	(2,866)
Net proceeds from short-term borrowings	121	286
Proceeds from exercise of stock options	559	824
Excess tax benefit from share-based compensation	2,775	505
Payments of common dividends	(8,645)	(5,703)
Repurchases of common stock	(15,955)	—
Net Cash Used in Financing Activities	(23,332)	(6,954)
Decrease in Cash and Cash Equivalents	(394)	(78,770)
Cash and Cash Equivalents, End of Period	$432,365	$405,732

Supplemental Disclosure
Cash paid (refunded) for income taxes, net	$(11,140)	$2,554
Cash paid for interest	$15,686	$15,735
Non-cash Investing and Financing Activities
Property, plant and equipment acquired through increase in current liabilities	$11,705	$—
Repurchases of common stock included in current liabilities	$1,323	$—
Property, plant and equipment acquired through partial non-monetary exchanges	$—	$2,518
Property, plant and equipment acquired through capital lease	$—	$3,810
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Principal Accounting Policies
Organization
Con-way Inc. and its consolidated subsidiaries ("Con-way") provide transportation, logistics and supply-chain management services for a wide range of manufacturing, industrial and retail customers. Con-way’s business units operate in regional, inter-regional and transcontinental less-than-truckload and full-truckload freight transportation, contract logistics and supply-chain management, multimodal freight brokerage, and trailer manufacturing. As more fully discussed in Note 3, "Segment Reporting," for financial reporting purposes, Con-way is divided into three reporting segments: Freight, Logistics and Truckload.
Basis of Presentation
These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and Rule 10-01 of Regulation S-X, and should be read in conjunction with Con-way’s 2014 Annual Report on Form 10-K. Accordingly, significant accounting policies and other disclosures normally provided have been reduced or omitted. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary to present fairly Con-way’s financial position, results of operations and cash flows for the periods presented. Results for the interim periods presented are not necessarily indicative of annual results.
Earnings per Share ("EPS")
Basic EPS is calculated by dividing net income by the weighted-average common shares outstanding during the period. Diluted EPS is calculated as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2015	2014
Numerator:
Net income	$21,792	$12,893
Denominator:
Weighted-average common shares outstanding - Basic	57,634,382	56,957,433
Stock options and nonvested stock	587,784	582,635
Weighted-average common shares outstanding - Diluted	58,222,166	57,540,068

Diluted EPS	$0.37	$0.22
Anti-dilutive stock options excluded from the calculation of diluted EPS	287,050	899,241
New Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." This ASU, codified in the "Revenue Recognition" topic of the FASB Accounting Standards Codification, requires revenue to be recognized upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires disclosures sufficient to describe the nature, amount, timing, and uncertainty of revenue and cash flows arising from these customer contracts. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and can be applied either retrospectively to each prior reporting period presented or with the cumulative effect of initially applying the standard recognized on the date of adoption. In April 2015, the FASB proposed a one-year deferral of the effective date for this ASU which, if approved, will become effective for fiscal years, and the interim periods within those years, beginning after December 15, 2017. If the one-year deferral is approved, Con-way plans to adopt this standard in the first quarter of 2018. Con-way is currently evaluating the method of application and the potential impact on the financial statements and related disclosures.
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This ASU, codified in the "Interest - Imputation of Interest" topic of the FASB Accounting Standards Codification, reduces the complexity of the balance sheet presentation for debt-related disclosures. Under this ASU, debt issuance costs will be recognized as a direct deduction from the carrying amount of the related debt liability, rather than an asset. The accounting guidance in ASU 2015-03 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Con-way plans to adopt this ASU in the first quarter of 2016. As of March 31, 2015 and December 31, 2014, Con-way had $4.0 million and $4.1 million, respectively, of debt issuance costs related to its 7.25% Senior Notes due 2018 and 6.70% Senior Debentures due 2034. In accordance with the guidance, Con-way would reclassify these costs from deferred charges and other assets to long-term debt in the consolidated balance sheets.

2. Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the gross carrying amounts of goodwill:

(Dollars in thousands)	Logistics	Truckload	Corporate and Eliminations	Total
Goodwill	$55,695	$464,598	$727	$521,020
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)
Balances at December 31, 2013	7,459	329,785	727	337,971

Change in foreign currency exchange rates	(392)	—	—	(392)

Goodwill	55,303	464,598	727	520,628
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)
Balances at December 31, 2014	7,067	329,785	727	337,579

Change in foreign currency exchange rates	(243)	—	—	(243)

Goodwill	55,060	464,598	727	520,385
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)
Balances at March 31, 2015	$6,824	$329,785	$727	$337,336
Intangible Assets
Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense was $0.6 million for the first quarter of 2015 compared to $0.6 million for the same period of 2014. Intangible assets consisted of the following:

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$23,088	$17,393	$23,088	$16,804
Con-way's customer-relationship intangible asset relates to the Con-way Truckload business unit. Estimated future amortization expense is presented for the years ended December 31, in the following table:

(Dollars in thousands)
Remaining nine months of 2015	$1,767
2016	2,356
2017	1,572

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

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Revenue from External Customers
Freight	$846,634	$836,329
Logistics	398,179	389,372
Truckload	125,767	140,597
Corporate and Eliminations	1,851	2,545
	$1,372,431	$1,368,843
Revenue from Internal Customers
Freight	$8,978	$11,698
Logistics	18,891	16,993
Truckload	12,958	15,413
Corporate and Eliminations	18,290	14,390
	$59,117	$58,494
Operating Income (Loss)
Freight	$37,376	$18,565
Logistics	8,616	6,174
Truckload	7,561	6,380
Corporate and Eliminations	(1,626)	1,943
	$51,927	$33,062
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

	March 31, 2015
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents	$375,586	$63,092	$312,494	$—
Marketable securities	$8,285	$—	$8,285	$—

	December 31, 2014
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents	$385,548	$63,092	$322,456	$—
Marketable securities	$8,285	$—	$8,285	$—
Cash equivalents consist of short-term interest-bearing instruments (primarily commercial paper, certificates of deposit and money-market funds) with maturities of three months or less at the date of purchase. Current marketable securities consist of variable-rate demand notes.
Money-market funds reflect their published net asset value and are classified as Level 1 instruments. Commercial paper, certificates of deposit and variable-rate demand notes are generally valued using published interest rates for instruments with similar terms and maturities, and accordingly, are classified as Level 2 instruments. At March 31, 2015, the weighted-average days to maturity of the cash equivalents and marketable securities was less than one month. Based on their short maturities, the carrying amount of the cash equivalents and marketable securities approximates their fair value.
5. Shareholders' Equity
Accumulated Other Comprehensive Loss
All changes in equity, except those resulting from investments by owners and distributions to owners, are reported in the statements of consolidated comprehensive income. The following is a summary of the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss:

(Dollars in thousands)	Foreign Currency Translation Adjustment	Employee Benefit Plans	Total
Balances at December 31, 2014	$(3,155)	$(351,254)	$(354,409)
Other comprehensive loss before reclassifications	(3,064)	—	(3,064)
Amounts reclassified from accumulated other comprehensive loss	—	1,941	1,941
Balances at March 31, 2015	$(6,219)	$(349,313)	$(355,532)

(Dollars in thousands)	Foreign Currency Translation Adjustment	Employee Benefit Plans	Total
Balances at December 31, 2013	$(424)	$(269,107)	$(269,531)
Other comprehensive income before reclassifications	122	—	122
Amounts reclassified from accumulated other comprehensive loss	—	1,054	1,054
Balances at March 31, 2014	$(302)	$(268,053)	$(268,355)
See Note 6, "Employee Benefit Plans" for additional information concerning Con-way's employee benefit plans, including amounts reported for net periodic benefit expense or income.
Common Stock Repurchase Program
During the first quarter of 2015, Con-way repurchased 370,000 shares of common stock under its $150 million stock repurchase plan. As of March 31, 2015, Con-way had acquired a total of 725,000 shares of common stock under this repurchase plan.

6. Employee Benefit Plans
In the periods presented, certain employees of Con-way and its subsidiaries in the U.S. were covered under several retirement benefit plans, including defined benefit pension plans, defined contribution retirement plans and a postretirement medical plan. See Note 9, "Employee Benefit Plans," of Item 8, "Financial Statements and Supplementary Data," in Con-way’s 2014 Annual Report on Form 10-K for additional information concerning its employee benefit plans.
Defined Benefit Pension Plans
As a result of plan amendments in previous years, no additional benefits accrue under these plans and already-accrued benefits will not be adjusted for future increases in compensation. The following table summarizes the components of net periodic benefit expense (income) for Con-way’s domestic defined benefit pension plans:

	Qualified Pension Plans
	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Interest cost on benefit obligation	$18,181	$18,871
Expected return on plan assets	(21,740)	(23,327)
Amortization of actuarial loss	3,123	2,475
Amortization of prior-service costs	405	404
Settlement loss	60	—
Net periodic benefit expense (income)	$29	$(1,577)

	Non-Qualified Pension Plan
	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Interest cost on benefit obligation	$796	$862
Amortization of actuarial loss	296	219
Amortization of prior-service costs	1	1
Net periodic benefit expense	$1,093	$1,082
Con-way expects to make contributions of approximately $30 million to its qualified pension plans in 2015, including $5.7 million contributed through March 2015.
Defined Contribution Retirement Plans
Con-way’s cost for defined contribution retirement plans was $14.4 million in the first quarter of 2015 compared to $13.6 million in the same period of 2014.
Postretirement Medical Plan
The following table summarizes the components of net periodic benefit expense (income) for the postretirement medical plan:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Service cost	$293	$271
Interest cost on benefit obligation	645	672
Amortization of actuarial gain	(65)	(657)
Amortization of prior-service credit	(614)	(716)
Net periodic benefit expense (income)	$259	$(430)

7. Share-Based Compensation
Under the terms of its share-based compensation plans, Con-way grants various types of share-based compensation awards to employees and directors. The plans provide for awards in the form of nonvested stock (also known as restricted stock), performance-share plan units, stock options and stock appreciation rights ("SARs"). See Note 10, "Share-Based Compensation," of Item 8, "Financial Statements and Supplementary Data," in Con-way’s 2014 Annual Report on Form 10-K for additional information concerning its share-based compensation awards. The following expense was recognized for share-based compensation:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Salaries, wages and employee benefits	$5,286	$3,330
Deferred income tax benefit	(2,025)	(1,299)
Net share-based compensation expense	$3,261	$2,031
At March 31, 2015 and December 31, 2014, Con-way had recognized accrued liabilities for cash-settled SARs of $1.7 million and $2.2 million, respectively, using a weighted-average fair value per SAR of $15.72 and $20.97, respectively.
8. Income Taxes
Con-way's effective tax rates for the first quarter of 2015 and 2014 were 40.1% and 32.9%, respectively. The customary relationship between income tax expense and pretax income was affected by discrete adjustments. The effective tax rate in the first quarter of 2015 included discrete tax charges of $0.1 million. The effective tax rate in the first quarter of 2014 included a discrete tax benefit of $1.3 million, which related primarily to the expiration of the statute of limitations on uncertain tax positions.
9. Commitments and Contingencies
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
Con-way challenged the certification of the class in this case, and further contends that plaintiffs' claims are preempted by federal law and not substantiated by the facts. Con-way has denied any liability with respect to these claims and intends to vigorously defend itself in this case. There are multiple factors that prevent Con-way from being able to estimate the amount of potential loss, if any, that may result from this matter, including: (1) Con-way is vigorously defending itself and believes that it has a number of meritorious legal defenses; and (2) at this stage in the case, there are unresolved questions of fact that could be important to the resolution of this matter.
Unclaimed-Property Audits
Con-way is currently being audited by several states, primarily the State of Delaware, for compliance with unclaimed-property laws. The property subject to review in this audit process generally includes unclaimed securities and unclaimed payments and refunds to employees, shareholders, vendors and customers. State and federal escheat laws generally require companies to report and remit unclaimed property to the states. Con-way believes it has procedures in place to comply with these laws. The audits of Con-way securities and payments were completed in the third quarter of 2013 and the second quarter of 2014, respectively, with no material findings. The audit of refunds is ongoing. Given the current stage of the remaining audit, Con-way cannot estimate the amount or range of potential loss.

Other
Con-way is a defendant in various other lawsuits incidental to its businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material effect on Con-way’s financial condition, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
Management’s Discussion and Analysis of Financial Condition and Results of Operations (referred to as "Management’s Discussion and Analysis") is intended to assist in a historical and prospective understanding of Con-way’s financial condition, results of operations and cash flows, including a discussion and analysis of the following:
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
Con-way’s primary business units are affected by the timing and degree of fluctuations in fuel prices and their ability to recover incremental fuel costs through fuel-surcharge programs and/or cost-recovery mechanisms, as more fully discussed in Item 3, "Quantitative and Qualitative Disclosures About Market Risk – Fuel."

Results of Operations
The overview below provides a high-level summary of Con-way’s results of operations for the periods presented and is intended to provide context for the remainder of the discussion on reporting segments. Refer to "Reporting Segment Review" below for more complete and detailed discussion and analysis. Except as otherwise specified, comparisons throughout "Results of Operations" are between the first quarter of 2015 and the first quarter of 2014.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2015	2014
Revenue	$1,372,431	$1,368,843

Operating expenses	1,320,504	1,335,781
Operating income	51,927	33,062
Other income (expense)	(15,532)	(13,840)
Income before income tax provision	36,395	19,222
Income tax provision	14,603	6,329
Net income	$21,792	$12,893

Diluted earnings per common share	$0.37	$0.22
Overview
Con-way's consolidated revenue increased 0.3% in the first quarter due to increased revenue from Logistics and Freight, offset by decreased revenue at Truckload. Revenue at Logistics increased as a result of growth in both warehouse-management and transportation-management services. Revenue at Freight increased primarily due to higher base freight rates, partially offset by decreases in fuel-surcharge revenue and weight per day. Truckload's revenue decreased due to lower fuel-surcharge revenue and lower loaded miles, partially offset by an increase in revenue per loaded mile.
Con-way's consolidated operating income increased 57.1% in the first quarter, due to higher operating income at all three reporting segments.
Con-way's effective tax rates for the first quarter of 2015 and 2014 were 40.1% and 32.9%, respectively. Both years included discrete tax adjustments that impacted the effective tax rates, as more fully discussed in Note 8, "Income Taxes," of Item 1, "Financial Statements."
Reporting Segment Review
For the discussion and analysis of segment operating results, management utilizes revenue before inter-segment eliminations. Management believes that revenue before inter-segment eliminations, combined with the detailed operating expense information, provides the most meaningful analysis of segment results. Both revenue from external customers and revenue from internal customers are reported in Note 3, "Segment Reporting," of Item 1, "Financial Statements."

Freight
The following table compares operating results, operating margins and the percentage change in selected operating statistics of the Freight reporting segment:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Revenue before inter-segment eliminations	$855,612	$848,027

Salaries, wages and employee benefits	415,073	392,371
Purchased transportation	130,315	138,574
Other operating expenses	126,076	121,615
Fuel and fuel-related taxes	62,470	95,080
Depreciation and amortization	37,276	36,670
Purchased labor	8,372	11,450
Rents and leases	12,857	11,312
Maintenance	25,797	22,390
Total operating expenses	818,236	829,462
Operating income	$37,376	$18,565

Operating margin	4.4%	2.2%

2015 vs. 2014
Selected Operating Statistics
Weight per day	-1.4%
Revenue per hundredweight ("yield")	+3.6%
Shipments per day	+0.9%
Weight per shipment	-2.3%
Freight's revenue increased 0.9% in the first quarter of 2015 due to a 3.6% increase in yield, partially offset by a 1.4% decrease in weight per day and half-day decrease in the number of working days. The decrease in weight per day reflects a 2.3% decrease in weight per shipment, partially offset by a 0.9% increase in shipments per day. Improved yields benefited from revenue-management initiatives, including lane-based pricing, intended to increase operating margins by improving the composition of freight in the network. Higher yields include the effect of general rate increases that were effective on March 31 and October 27 of 2014. These general rate increases apply to customers with pricing governed by Con-way Freight's standard tariff, which accounts for approximately 25% of Freight's revenue. Competitive, economic and other factors impact the extent to which general rate increases are retained over time.
Yield excluding fuel surcharges increased 8.6% in the first quarter of 2015. Fuel-surcharge revenue decreased to 13.6% of revenue in the first quarter of 2015 from 17.7% in the same period of prior year. Fuel surcharges are only one part of Con-way Freight's overall rate structure, and the total price that Con-way Freight receives from customers for its services is governed by market forces, as more fully discussed below in Item 3, "Quantitative and Qualitative Disclosures About Market Risk – Fuel."
Freight's operating income increased $18.8 million in the first quarter of 2015. Operating income benefited from revenue-management and linehaul-optimization initiatives as well as lower operating expenses. Operating income in the quarter improved despite higher driver wages and benefits from the previously-announced driver pay increase, which went into effect January 1. These increased costs more than offset the benefit derived from lower weather-related expenses compared to the first quarter of 2014.
Expenses for salaries, wages and employee benefits increased 5.8% in the first quarter of 2015 due to an 8.6% increase in salaries and wages (excluding variable compensation), partially offset by a 2.8% decrease in employee benefits. Salaries and wages (excluding variable compensation) increased primarily due to annual salary and wage rate increases and increased miles driven by company drivers. Employee benefits expense decreased due primarily to lower costs for employee medical benefits. The decrease in cost for employee medical benefits was due to decreases in the number of claims and the cost per claim. Comparative changes in expenses for salaries, wages and employee benefits were affected by the timing of salary and wage rate increases. In January 2015, Con-way Freight implemented wage rate increases for drivers that included adjustments to ensure Con-way Freight's pay structures are competitive and market-based. The overall amount and timing of the increase are also designed to improve Con-way Freight's ability to attract and retain professional drivers in the context of an industry-wide driver shortage. As a result of these adjustments, management expects 2015 expense for driver wages and benefits to increase $60 million over 2014. In recent years, the comparable year-over-year impact of an annual driver wage increase has been approximately half this amount. Approximately $18 million of the expected $60 million increase occurred in the first quarter of 2015.
Purchased transportation expense decreased 6.0% in the first quarter of 2015 due to decreases in fuel prices and the number of third-party miles, partially offset by higher carrier base rates. The decrease in third-party miles is the result of Con-way Freight's ongoing linehaul-optimization initiative.
Other operating expenses increased 3.7% in the first quarter of 2015 primarily due to higher expenses for professional services.
Expense for fuel and fuel-related taxes decreased 34.3% in the first quarter of 2015 due to decreased cost per gallon of diesel fuel.
Purchased labor expense decreased 26.9% in the first quarter of 2015 primarily due to transitioning freight-handling functions from this source of labor to Con-way Freight employees.
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

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Revenue before inter-segment eliminations	$417,070	$406,365
Purchased transportation	(226,915)	(223,875)
Net revenue	190,155	182,490

Salaries, wages and employee benefits	73,035	70,615
Other operating expenses	51,332	50,709
Fuel and fuel-related taxes	247	293
Depreciation and amortization	3,161	2,838
Purchased labor	30,138	28,830
Rents and leases	22,800	22,160
Maintenance	826	871
Total operating expenses excluding purchased transportation	181,539	176,316
Operating income	$8,616	$6,174

Operating margin on revenue	2.1%	1.5%
Operating margin on net revenue	4.5%	3.4%
Logistics' revenue increased 2.6% in the first quarter of 2015 primarily due to a 4.0% increase in revenue from warehouse-management services and a 1.9% increase in revenue from transportation-management services. Increased revenue from warehouse-management and transportation-management are primarily related to increased volumes at existing customers, partially offset by scope reductions for certain customer contracts.
Logistics' net revenue increased 4.2% in the first quarter of 2015. Growth in net revenue resulted primarily from increased revenue from warehouse-management services. Transportation-management services also contributed to the growth in net revenue as revenue grew at a higher rate than the related increase in purchased transportation expense.
Logistics' operating income increased 39.6% in the first quarter of 2015. Increased operating income was largely due to revenue growth and improved margins from transportation-management services.
Expenses for salaries, wages and employee benefits increased 3.4% in the first quarter of 2015 due largely to a $1.4 million increase in variable compensation and a 2.5% increase in salaries and wages. The increase in variable compensation was based primarily on variations in performance relative to variable compensation plan targets. Salaries and wages increased due to increased headcount in response to growth from existing warehouse-management customers.
Purchased labor expense increased 4.5% in the first quarter of 2015 primarily due to expansions at existing warehouse-management contracts.
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

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Freight revenue	$112,217	$115,413
Fuel-surcharge revenue	20,948	34,922
Other revenue	5,560	5,675
Revenue before inter-segment eliminations	138,725	156,010

Salaries, wages and employee benefits	49,565	50,279
Purchased transportation	15,232	14,371
Other operating expenses	15,675	17,094
Fuel and fuel-related taxes	24,170	41,300
Depreciation and amortization	17,125	17,150
Purchased labor	203	281
Rents and leases	328	409
Maintenance	8,866	8,746
Total operating expenses	131,164	149,630
Operating income	$7,561	$6,380

Operating margin on revenue	5.5%	4.1%
Operating margin on revenue excluding fuel-surcharge revenue	6.4%	5.3%

2015 vs. 2014
Selected Operating Statistics
Freight revenue per loaded mile	+2.7%
Loaded miles	-5.3%
Truckload's revenue decreased 11.1% in the first quarter of 2015 primarily due to a 40.0% decrease in fuel-surcharge revenue and a 2.8% decrease in freight revenue. Fuel-surcharge revenue decreased primarily due to decreased cost per gallon of diesel fuel and fewer loaded miles. The decrease in freight revenue is due to a 5.3% decrease in loaded miles, partially offset by a 2.7% increase in revenue per loaded mile. The decrease in loaded miles that resulted from lower tractor productivity was a result of an industry-wide driver shortage, which increased the number of unassigned tractors.
Truckload's operating income increased 18.5% in the first quarter of 2015, reflecting a decrease in operating expenses and an increase in freight revenue per loaded mile.
Expenses for salaries, wages and employee benefits decreased 1.4% in the first quarter of 2015 due to a 2.5% decrease in salaries and wages (excluding variable compensation). The decrease in salaries and wages (excluding variable-compensation expense) was due to fewer miles driven by company drivers, partially offset by annual salary and wage rate increases.
Purchased transportation expense increased 6.0% in the first quarter of 2015 primarily due to increased miles driven by the owner-operator fleet, which was larger in the first quarter of 2015.
Other operating expenses decreased 8.3% in the first quarter of 2015 primarily due to lower costs for vehicular claims, as the first quarter of 2014 included the effect of the adverse development of a prior-year claim.

Expenses for fuel and fuel-related taxes decreased 41.5% in the first quarter of 2015 due to lower cost per gallon of diesel fuel and lower fuel consumption primarily from fewer miles driven by company drivers.
Corporate and Eliminations
Corporate and Eliminations consists of defined benefit pension plans and corporate activities for which the related income or expense was not allocated to the reporting segments, the operating results of Con-way's trailer manufacturer, and eliminations. The table below summarizes components of Corporate and Eliminations other than inter-segment revenue eliminations:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Revenue before inter-segment eliminations
Trailer manufacturing	$20,141	$16,935

Operating income (loss)
Reinsurance activities	202	1,887
Trailer manufacturing	(60)	(27)
Corporate properties and other corporate costs	(646)	(412)
Defined benefit pension income (expense)	(1,122)	495
	$(1,626)	$1,943

Liquidity and Capital Resources
Cash and cash equivalents decreased to $432.4 million at March 31, 2015 from $432.8 million at December 31, 2014, as the $45.9 million and $23.3 million used in investing and financing activities, respectively, exceeded the $68.9 million provided by operating activities. Cash used in investing activities primarily reflects capital expenditures. Cash used in financing activities primarily reflects the repurchases of common stock and payments of common dividends. Cash provided by operating activities reflects net income and adjustments for non-cash items, partially offset by changes in assets and liabilities.

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Operating Activities
Net income	$21,792	$12,893
Non-cash adjustments [1]	70,679	65,107
Changes in assets and liabilities	(23,595)	(82,543)
Net Cash Provided by (Used in) Operating Activities	68,876	(4,543)
Net Cash Used in Investing Activities	(45,938)	(67,273)
Net Cash Used in Financing Activities	(23,332)	(6,954)
Decrease in Cash and Cash Equivalents	$(394)	$(78,770)

[1]	"Non-cash adjustments" refer to depreciation, amortization, deferred income taxes, provision for uncollectible accounts and other non-cash income and expenses.
Operating Activities
The most significant items affecting the comparison of Con-way’s operating cash flows for the periods presented are summarized below:
In the first three months of 2015, changes in assets and liabilities used $58.9 million less cash compared to the same prior-year period. In addition, net income and non-cash adjustments collectively provided $14.5 million more operating cash flow in the first three months of 2015 compared to the same prior-year period. Significant comparative changes include receivables, self-insurance accruals, employee benefits, accrued income taxes, accrued variable compensation and accounts payable.
Receivables used $41.8 million during the first three months of 2015 compared to $87.9 million used during the same prior-year period. The use of cash in both periods included the effect of increases in average collection periods from the prior year end, with a relatively larger increase during the first quarter of 2014 resulting in more cash used.
Self-insurance accruals used $12.3 million during the first three months of 2015 compared to $13.5 million provided during the same prior-year period. The decrease in self-insurance accruals is primarily due to lower employee medical and vehicular liabilities.
Employee benefits used $10.4 million in the first three months of 2015, compared to $33.9 million used in the same prior-year period primarily due to a decrease in pension funding contributions. In the first three months of 2015, Con-way contributed $5.7 million to its qualified pension plans, compared to $29.5 million in the first three months of 2014. Con-way expects to make contributions of approximately $30 million to its qualified pension plans in 2015, compared to actual contributions made in 2014 of $142.3 million.
Accrued income taxes provided $21.8 million in the first three months of 2015, compared to $1.6 million provided in the same prior-year period primarily due to an increase in the income tax provision and higher income tax refunds received in the first three months of 2015.
Accrued variable compensation used $44.9 million in the first three months of 2015, compared to $26.8 million used in the same prior-year period. Improved performance relative to variable-compensation plan targets resulted in higher variable-compensation payments in the first three months of 2015 when compared to the same prior-year period.
Accounts payable provided $47.5 million in the first three months of 2015, compared to $34.8 million provided during the same prior-year period. Variations in accounts payable resulted primarily from changes in average payable periods.
Investing Activities
The most significant item affecting the comparison of Con-way’s investing cash flows for the periods presented are summarized below:

Capital expenditures during the first three months of 2015 used $44.9 million in cash compared to $70.5 million of cash used in the same prior-year period. Capital expenditures in both periods related primarily to the acquisition of revenue equipment and the first three months of 2014 reflects a payment for tractors acquired by Con-way Freight in the fourth quarter of 2013.
Financing Activities
The most significant items affecting the comparison of Con-way’s financing cash flows for the periods presented are summarized below:
Repurchases of common stock during the first three months of 2015 used $16.0 million in cash. There were no stock repurchases in the first three months of 2014.
Contractual Cash Obligations
Con-way’s contractual cash obligations as of December 31, 2014 are summarized in Item 7, "Management’s Discussion and Analysis – Liquidity and Capital Resources – Contractual Cash Obligations," of Con-way’s 2014 Annual Report on Form 10-K. In the first three months of 2015, there have been no material changes in Con-way's contractual obligations outside the ordinary course of business.
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
Con-way has a $325 million unsecured revolving credit facility that matures on June 28, 2018. The revolving facility is available for cash borrowings and issuance of letters of credit. At March 31, 2015, no cash borrowings were outstanding under the credit facility; however, $102.9 million of letters of credit were outstanding, leaving $222.1 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions of borrowing. At March 31, 2015, Con-way was in compliance with the revolving credit facility’s financial covenants and expects to remain in compliance.
Con-way had other uncommitted unsecured credit facilities totaling $47.0 million at March 31, 2015, which are available to support short-term borrowings, letters of credit, bank guarantees and overdraft facilities. At March 31, 2015, $1.9 million of cash borrowings and $20.3 million in other credit commitments were outstanding leaving $24.8 million of available capacity.
See "Forward-Looking Statements" below and Item 1A, "Risk Factors," and Note 5, "Debt and Other Financing Arrangements," of Item 8, "Financial Statements and Supplementary Data," in Con-way’s 2014 Annual Report on Form 10-K for additional information concerning Con-way's $325 million credit facility.
In 2015, Con-way anticipates capital and software expenditures of approximately $300 million, net of proceeds from asset dispositions, which compares to $254.9 million in 2014. During the first three months of 2015, Con-way had $45.9 million of capital and software expenditures, net of proceeds from asset dispositions. Con-way’s actual 2015 capital expenditures may differ from the estimated amount depending on factors such as availability and timing of delivery of equipment.
At March 31, 2015, Con-way’s senior unsecured debt was rated as investment grade by Standard and Poor’s (BBB-), Fitch Ratings (BBB-), and Moody’s (Baa3). Standard and Poor's, Fitch Ratings, and Moody's assigned an outlook of "stable."

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
There have been no significant changes to the critical accounting policies and estimates disclosed in Con-way’s 2014 Annual Report on Form 10-K.
New Accounting Standards
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
Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative of those terms or other variations of those terms or comparable terminology or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data and methods that may be incorrect or imprecise and there can be no assurance that they will be realized. In that regard, certain important factors, among others and in addition to the matters discussed elsewhere in this document and other reports and documents filed by Con-way with the Securities and Exchange Commission, could cause actual results and other matters to differ materially from those discussed in such forward-looking statements. A detailed description of certain of these risk factors is included in Item 1A, "Risk Factors," of Con-way's 2014 Annual Report on Form 10-K. Any forward-looking statements speak only as of the date the statement is made and are subject to change. Con-way does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

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
As discussed more fully in "Critical Accounting Policies and Estimates," of Con-way's 2014 Annual Report on Form 10-K, the net periodic benefit expense (income) and the projected benefit obligation for Con-way's defined benefit pension plans depend upon a number of assumptions and factors, the most significant being the discount rate used to measure the present value of pension obligations and the expected rate of return on plan assets for the funded qualified plans.
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
Con-way's competitors in the less-than-truckload and truckload markets also impose fuel surcharges. Although fuel surcharges are generally based on a published national index, there is no industry-wide standard fuel-surcharge formula. As a result, fuel-surcharge revenue constitutes only part of the overall rate structure. Revenue excluding fuel surcharges (usually referred to as base freight rates) represents the collective pricing elements other than fuel surcharges. Ultimately, the total amount that Con-way Freight and Con-way Truckload can charge for their services is determined by competitive pricing pressures and market factors.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Certain legal proceedings of Con-way are discussed in Note 9, "Commitments and Contingencies," of Item 1, "Financial Statements."
ITEM 1A. RISK FACTORS
There are no material changes to the risk factors previously disclosed in Item 1A, "Risk Factors," of Con-way’s 2014 Annual Report on Form 10-K.
ITEM 2. UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) The following table provides information on shares of common stock repurchased by Con-way during the quarter ended March 31, 2015:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [1]
January 1, 2015 - January 31, 2015	100,000	$44.74	100,000	$128,667,150
February 1, 2015 - February 28, 2015	140,000	43.05	140,000	122,640,150
March 1, 2015 - March 31, 2015	130,000	44.77	130,000	116,820,050
	370,000	$44.15	370,000	$116,820,050

[1]
In June 2014, Con-way announced that its Board of Directors had authorized a program to repurchase up to $150 million of Con-way's common stock in open market purchases or in privately negotiated transactions from time to time in such amounts as management determines.

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

Footnote to Exhibit Index
#	Designates a contract or compensation plan for Management or Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Con-way Inc.
(Registrant)

Date:	April 29, 2015	By:	/s/ Stephen L. Bruffett
Stephen L. Bruffett
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

