Form 10-Q
period 2015-06-30
Con-way Inc.
filed 2015-07-29
CIK 23675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of common stock, $0.625 par value, outstanding as of June 30, 2015 was 57,232,003.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Con-way Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
(Dollars in thousands)	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$435,080	$432,759
Marketable securities	8,285	8,285
Trade accounts receivable, net	673,082	649,086
Other accounts receivable	65,966	70,305
Operating supplies, at lower of average cost or market	22,938	23,664
Prepaid expenses and other current assets	63,635	63,344
Deferred income taxes	13,567	13,957
Total Current Assets	1,282,553	1,261,400

Property, Plant and Equipment
Land	192,471	192,490
Buildings and leasehold improvements	860,558	856,037
Revenue equipment	1,931,121	1,902,358
Other equipment	360,935	362,341
	3,345,085	3,313,226
Accumulated depreciation	(1,697,517)	(1,659,015)
Net Property, Plant and Equipment	1,647,568	1,654,211

Other Assets
Deferred charges and other assets	30,208	31,826
Capitalized software, net	30,155	26,208
Employee benefits	18,675	18,110
Intangible assets, net	5,106	6,284
Goodwill	337,456	337,579
	421,600	420,007
Total Assets	$3,351,721	$3,335,618

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
(Dollars in thousands, except per share data)	(Unaudited)
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$394,364	$349,995
Accrued liabilities	260,688	257,943
Self-insurance accruals	117,737	117,783
Short-term borrowings	2,045	1,736
Current maturities of capital leases	3,224	14,663
Total Current Liabilities	778,058	742,120

Long-Term Liabilities
Long-term debt	719,381	719,303
Long-term obligations under capital leases	8,811	10,587
Self-insurance accruals	143,122	151,257
Employee benefits	216,963	239,368
Other liabilities and deferred credits	32,382	34,356
Deferred income taxes	250,110	242,789
Total Liabilities	2,148,827	2,139,780

Commitments and Contingencies (Note 9)

Shareholders' Equity
Common stock ($0.625 par value; authorized 100,000,000 shares; issued 66,382,798 and 65,782,041 shares, respectively)	41,471	41,101
Additional paid-in capital, common stock	716,953	706,756
Retained earnings	1,191,797	1,151,791
Cost of repurchased common stock (9,150,795 and 8,112,141 shares, respectively)	(393,919)	(349,401)
Accumulated other comprehensive loss	(353,408)	(354,409)
Total Shareholders' Equity	1,202,894	1,195,838
Total Liabilities and Shareholders' Equity	$3,351,721	$3,335,618

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.
Statements of Consolidated Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Revenue	$1,427,314	$1,492,349	$2,799,745	$2,861,192

Costs and Expenses
Salaries, wages and employee benefits	584,031	561,073	1,148,338	1,098,325
Purchased transportation	328,298	368,658	660,232	701,643
Other operating expenses	176,885	157,510	343,990	319,746
Fuel and fuel-related taxes	88,522	130,802	175,425	267,504
Depreciation and amortization	59,725	60,848	119,688	120,459
Purchased labor	35,127	42,334	75,637	84,554
Rents and leases	36,939	34,399	72,866	68,358
Maintenance	33,781	34,025	67,636	64,841
	1,343,308	1,389,649	2,663,812	2,725,430
Operating Income	84,006	102,700	135,933	135,762

Other Income (Expense)
Investment income	144	175	309	336
Interest expense	(13,221)	(13,403)	(26,498)	(26,709)
Miscellaneous, net	524	1,296	(1,896)	601
	(12,553)	(11,932)	(28,085)	(25,772)
Income before Income Tax Provision	71,453	90,768	107,848	109,990
Income Tax Provision	27,418	37,101	42,021	43,430
Net Income	$44,035	$53,667	$65,827	$66,560

Weighted-Average Common Shares Outstanding
Basic	57,419,971	57,128,379	57,526,585	57,043,378
Diluted	57,805,354	57,694,691	58,013,169	57,577,373
Earnings per Common Share
Basic	$0.77	$0.94	$1.14	$1.17
Diluted	$0.76	$0.93	$1.13	$1.16
Cash Dividends Declared per Common Share	$0.30	$0.20	$0.45	$0.30

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.
Statements of Consolidated Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Net Income	$44,035	$53,667	$65,827	$66,560

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	173	(439)	(2,891)	(317)
Employee benefit plans
Amortization of net actuarial loss included in net periodic benefit expense or income, net of deferred tax of $1,290, $756, $2,575 and $1,550, respectively	2,080	1,182	4,149	2,425
Amortization of net prior-service cost included in net periodic benefit expense or income, net of deferred tax of $79, $120, $159, and $242, respectively	(129)	(190)	(257)	(379)
	1,951	992	3,892	2,046
Total Other Comprehensive Income	2,124	553	1,001	1,729
Comprehensive Income	$46,159	$54,220	$66,828	$68,289

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Con-way Inc.
Statements of Consolidated Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2015	2014
Cash and Cash Equivalents, Beginning of Period	$432,759	$484,502
Operating Activities
Net income	65,827	66,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net of accretion	119,686	120,223
Non-cash compensation and employee benefits	13,474	12,182
Increase in deferred income taxes	5,160	18,708
Provision for uncollectible accounts	(33)	1,402
Gain from sales of property and equipment, net	(1,348)	(5,375)
Changes in assets and liabilities:
Receivables	(20,350)	(119,659)
Prepaid expenses	(2,380)	(2,946)
Accounts payable	34,714	34,658
Accrued variable compensation	(28,452)	(6,307)
Accrued liabilities, excluding accrued variable compensation and employee benefits	32,315	32,962
Self-insurance accruals	(7,764)	5,617
Accrued income taxes	2,636	3,164
Employee benefits	(26,476)	(39,132)
Other	(11,255)	(412)
Net Cash Provided by Operating Activities	175,754	121,645
Investing Activities
Capital expenditures	(116,489)	(123,366)
Software expenditures	(7,865)	(5,613)
Proceeds from sales of property and equipment	12,223	22,391
Net Cash Used in Investing Activities	(112,131)	(106,588)
Financing Activities
Payment of capital leases	(13,032)	(6,141)
Net proceeds from short-term borrowings	326	801
Proceeds from exercise of stock options	559	13,573
Excess tax benefit from share-based compensation	2,913	2,413
Payments of common dividends	(17,264)	(11,413)
Repurchases of common stock	(34,804)	—
Net Cash Used in Financing Activities	(61,302)	(767)
Increase in Cash and Cash Equivalents	2,321	14,290
Cash and Cash Equivalents, End of Period	$435,080	$498,792

Supplemental Disclosure
Cash paid for income taxes, net	$30,042	$19,169
Cash paid for interest	$25,984	$26,232
Non-cash Investing and Financing Activities
Property, plant and equipment acquired through increase in current liabilities	$4,536	$—
Repurchases of common stock included in current liabilities	$1,550	$—
Property, plant and equipment acquired through partial non-monetary exchanges	$10,947	$936
Property, plant and equipment acquired through capital lease	$116	$7,233
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
Earnings per Share ("EPS")
Basic EPS is calculated by dividing net income by the weighted-average common shares outstanding during the period. Diluted EPS is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Numerator:
Net income	$44,035	$53,667	$65,827	$66,560
Denominator:
Weighted-average common shares outstanding - Basic	57,419,971	57,128,379	57,526,585	57,043,378
Stock options and nonvested stock	385,383	566,312	486,584	533,995
Weighted-average common shares outstanding - Diluted	57,805,354	57,694,691	58,013,169	57,577,373

Diluted EPS	$0.76	$0.93	$1.13	$1.16
Anti-dilutive stock options excluded from the calculation of diluted EPS	408,097	499,469	347,574	719,958
New Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." This ASU, codified in the "Revenue Recognition" topic of the FASB Accounting Standards Codification, requires revenue to be recognized upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires disclosures sufficient to describe the nature, amount, timing, and uncertainty of revenue and cash flows arising from these customer contracts. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted for the first interim period within annual reporting periods beginning after December 15, 2016. This ASU can be applied either retrospectively to each prior reporting period presented or with the cumulative effect of initially applying the standard recognized on the date of adoption. Con-way plans to adopt this standard in the first quarter of 2018. Con-way is currently evaluating the method of application and the potential impact on the financial statements and related disclosures.
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This ASU, codified in the "Interest - Imputation of Interest" topic of the FASB Accounting Standards Codification, reduces the complexity of the balance sheet presentation for debt-related disclosures. Under this ASU, debt issuance costs will be recognized as a direct deduction from the carrying amount of the related debt liability, rather than an asset. The accounting guidance in this ASU will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Con-way plans to adopt this ASU in the first quarter of 2016. As of June 30, 2015 and December 31, 2014, Con-way had $3.9 million and $4.1 million, respectively, of debt issuance costs related to its 7.25% Senior Notes due 2018 and 6.70% Senior Debentures due 2034. In accordance with the guidance, Con-way would reclassify these costs from deferred charges and other assets to long-term debt in the consolidated balance sheets.
In May 2015, the FASB issued ASU No. 2015-09, "Disclosures about Short-Duration Contracts." This ASU, codified in the "Financial Services - Insurance" topic of the FASB Accounting Standards Codification, requires insurance entities to disclose additional information about the liability for unpaid claims and claim adjustments. This standard is effective for fiscal years beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016 and will be applied retrospectively by providing comparative disclosures for each period presented. Con-way is currently evaluating the applicability of this standard to the activities of its captive insurance companies.
In May 2015, the FASB issued ASU No. 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." This ASU, codified in the "Fair Value Measurements" topic of the FASB Accounting Standards Codification, removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This ASU is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. This standard will have an impact on Con-way's notes to consolidated financial statements; however, it will not have an effect on the consolidated balance sheets or the statements of consolidated income.

2. Goodwill and Intangible Assets
Goodwill
The following table shows the changes in the gross carrying amounts of goodwill:

(Dollars in thousands)	Logistics	Truckload	Corporate and Eliminations	Total
Goodwill	$55,695	$464,598	$727	$521,020
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)
Balances at December 31, 2013	7,459	329,785	727	337,971

Change in foreign currency exchange rates	(392)	—	—	(392)

Goodwill	55,303	464,598	727	520,628
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)
Balances at December 31, 2014	7,067	329,785	727	337,579

Change in foreign currency exchange rates	(123)	—	—	(123)

Goodwill	55,180	464,598	727	520,505
Accumulated impairment losses	(48,236)	(134,813)	—	(183,049)
Balances at June 30, 2015	$6,944	$329,785	$727	$337,456
Intangible Assets
Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense was $0.6 million and $1.2 million for the second quarter and first half of 2015, respectively, compared to $0.6 million and $1.2 million for the same periods of 2014. Intangible assets consisted of the following:

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$23,088	$17,982	$23,088	$16,804

Con-way's customer-relationship intangible asset relates to the Con-way Truckload business unit. Estimated future amortization expense is presented for the years ended December 31, in the following table:

(Dollars in thousands)
Remaining six months of 2015	$1,178
2016	2,356
2017	1,572
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Revenue from External Customers
Freight	$907,809	$927,942	$1,754,443	$1,764,271
Logistics	385,885	413,830	784,064	803,202
Truckload	132,070	148,930	257,837	289,527
Corporate and Eliminations	1,550	1,647	3,401	4,192
	$1,427,314	$1,492,349	$2,799,745	$2,861,192
Revenue from Internal Customers
Freight	$9,097	$12,561	$18,075	$24,259
Logistics	20,051	19,820	38,942	36,813
Truckload	10,678	15,134	23,636	30,547
Corporate and Eliminations	18,509	17,152	36,799	31,542
	$58,335	$64,667	$117,452	$123,161
Operating Income (Loss)
Freight	$69,516	$83,021	$106,892	$101,586
Logistics	8,004	6,418	16,620	12,592
Truckload	9,313	13,499	16,874	19,879
Corporate and Eliminations	(2,827)	(238)	(4,453)	1,705
	$84,006	$102,700	$135,933	$135,762

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
Financial Assets Measured at Fair Value on a Recurring Basis
The following table summarizes the valuation of financial instruments within the fair-value hierarchy:

	June 30, 2015
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents	$369,874	$77,092	$292,782	$—
Marketable securities	$8,285	$—	$8,285	$—

	December 31, 2014
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents	$385,548	$63,092	$322,456	$—
Marketable securities	$8,285	$—	$8,285	$—
Cash equivalents consist of short-term interest-bearing instruments (primarily commercial paper, certificates of deposit and money-market funds) with maturities of three months or less at the date of purchase. Current marketable securities consist of variable-rate demand notes.
Money-market funds reflect their published net asset value and are classified as Level 1 instruments. Commercial paper, certificates of deposit and variable-rate demand notes are generally valued using published interest rates for instruments with similar terms and maturities, and accordingly, are classified as Level 2 instruments. At June 30, 2015, the weighted-average days to maturity of the cash equivalents and marketable securities was less than one month. Based on their short maturities, the carrying amount of the cash equivalents and marketable securities approximates their fair value.
5. Shareholders' Equity
Accumulated Other Comprehensive Loss
All changes in equity, except those resulting from investments by owners and distributions to owners, are reported in the statements of consolidated comprehensive income. The following is a summary of the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss:

(Dollars in thousands)	Foreign Currency Translation Adjustment	Employee Benefit Plans	Total
Balances at March 31, 2015	$(6,219)	$(349,313)	$(355,532)
Other comprehensive income before reclassifications	173	—	173
Amounts reclassified from accumulated other comprehensive loss	—	1,951	1,951
Balances at June 30, 2015	$(6,046)	$(347,362)	$(353,408)

(Dollars in thousands)	Foreign Currency Translation Adjustment	Employee Benefit Plans	Total
Balances at December 31, 2014	$(3,155)	$(351,254)	$(354,409)
Other comprehensive loss before reclassifications	(2,891)	—	(2,891)
Amounts reclassified from accumulated other comprehensive loss	—	3,892	3,892
Balances at June 30, 2015	$(6,046)	$(347,362)	$(353,408)

(Dollars in thousands)	Foreign Currency Translation Adjustment	Employee Benefit Plans	Total
Balances at March 31, 2014	$(302)	$(268,053)	$(268,355)
Other comprehensive loss before reclassifications	(439)	—	(439)
Amounts reclassified from accumulated other comprehensive loss	—	992	992
Balances at June 30, 2014	$(741)	$(267,061)	$(267,802)

(Dollars in thousands)	Foreign Currency Translation Adjustment	Employee Benefit Plans	Total
Balances at December 31, 2013	$(424)	$(269,107)	$(269,531)
Other comprehensive loss before reclassifications	(317)	—	(317)
Amounts reclassified from accumulated other comprehensive loss	—	2,046	2,046
Balances at June 30, 2014	$(741)	$(267,061)	$(267,802)
See Note 6, "Employee Benefit Plans" for additional information concerning Con-way's employee benefit plans, including amounts reported for net periodic benefit expense or income.
Common Stock Repurchase Program
Con-way repurchased 830,000 shares of common stock under its $150 million stock repurchase program during the first half of 2015. As of June 30, 2015, Con-way had acquired a total of 1,185,000 shares of common stock under this repurchase program, leaving approximately $98 million remaining for share repurchase.
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
Defined Benefit Pension Plans
As a result of plan amendments in previous years, no additional benefits accrue under these plans and already-accrued benefits will not be adjusted for future increases in compensation. The following table summarizes the components of net periodic benefit expense (income) for Con-way’s domestic defined benefit pension plans:

	Qualified Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Interest cost on benefit obligation	$18,211	$18,767	$36,392	$37,638
Expected return on plan assets	(21,727)	(23,309)	(43,467)	(46,636)
Amortization of actuarial loss	3,241	2,375	6,364	4,850
Amortization of prior-service costs	404	405	809	809
Settlement loss (gain)	(22)	—	38	—
Net periodic benefit expense (income)	$107	$(1,762)	$136	$(3,339)

	Non-Qualified Pension Plan
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Interest cost on benefit obligation	$797	$864	$1,593	$1,726
Amortization of actuarial loss	305	219	601	438
Amortization of prior-service costs	1	1	2	2
Net periodic benefit expense	$1,103	$1,084	$2,196	$2,166

Con-way expects to make contributions of approximately $30 million to its qualified pension plans in 2015, including $15.7 million contributed through June 2015.
Defined Contribution Retirement Plans
Con-way’s cost for defined contribution retirement plans was $14.6 million and $29.0 million in the second quarter and first half of 2015 compared to $14.1 million and $27.7 million in the same periods of 2014.
Postretirement Medical Plan
The following table summarizes the components of net periodic benefit expense (income) for the postretirement medical plan:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Service cost	$171	$271	$464	$542
Interest cost on benefit obligation	625	671	1,270	1,343
Amortization of actuarial gain	(176)	(656)	(241)	(1,313)
Amortization of prior-service credit	(613)	(716)	(1,227)	(1,432)
Net periodic benefit expense (income)	$7	$(430)	$266	$(860)
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Salaries, wages and employee benefits	$789	$7,646	$6,075	$10,976
Deferred income tax benefit	(302)	(2,981)	(2,327)	(4,280)
Net share-based compensation expense	$487	$4,665	$3,748	$6,696
At June 30, 2015 and December 31, 2014, Con-way had recognized accrued liabilities for cash-settled SARs of $1.1 million and $2.2 million, respectively, using a weighted-average fair value per SAR of $10.76 and $20.97, respectively.
8. Income Taxes
Con-way's effective tax rates for the second quarter and first half of 2015 were 38.4% and 39.0%, respectively. The effective tax rates for the second quarter and first half of 2014 were 40.9% and 39.5%, respectively. The customary relationship between income tax expense and pretax income was affected by discrete adjustments. The effective tax rates in the second quarter and first half of 2015 included discrete tax benefits of $0.8 million and $0.7 million, respectively. The effective tax rates in the second quarter and first half of 2014 included a discrete tax charge of $0.7 million and a discrete tax benefit of $0.6 million, respectively.
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
California Wage and Hour
Con-way is a defendant in several class-action lawsuits alleging violations of the state of California's wage and hour laws. Plaintiffs allege that Con-way failed to provide drivers with required meal breaks and rest breaks. Plaintiffs seek to recover unspecified monetary damages, penalties, interest and attorneys' fees. The primary case is Jose Alberto Fonseca Pina, et al. v. Con-way Freight Inc., et al. (the "Pina" case). The Pina case was initially filed in November 2009 in Monterey County Superior Court and was removed to the U.S. District Court of California, Northern District. On April 12, 2012, the Court granted plaintiff's request for class certification in the Pina case as to a limited number of issues. The class certification rulings do not address whether Con-way will ultimately be held liable.
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

Results of Operations
The overview below provides a high-level summary of Con-way’s results of operations for the periods presented and is intended to provide context for the remainder of the discussion on reporting segments. Refer to "Reporting Segment Review" below for more complete and detailed discussion and analysis. Except as otherwise specified, comparisons throughout "Results of Operations" are between the second quarter of 2015 and the second quarter of 2014, and between the first half of 2015 and the first half of 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Revenue	$1,427,314	$1,492,349	$2,799,745	$2,861,192

Operating expenses	1,343,308	1,389,649	2,663,812	2,725,430
Operating income	84,006	102,700	135,933	135,762
Other income (expense)	(12,553)	(11,932)	(28,085)	(25,772)
Income before income tax provision	71,453	90,768	107,848	109,990
Income tax provision	27,418	37,101	42,021	43,430
Net income	$44,035	$53,667	$65,827	$66,560

Diluted earnings per common share	$0.76	$0.93	$1.13	$1.16
Overview
Con-way's consolidated revenue decreased 4.4% in the second quarter and 2.1% in the first half of 2015 due to decreases in revenue from Logistics, Freight and Truckload. Revenue at Logistics decreased as a result of lower transportation-management services revenue. Revenue at Freight decreased primarily due to decreases in fuel-surcharge revenue and weight per day, partially offset by increases in base freight rates. Truckload's revenue decreased due to lower fuel-surcharge revenue and lower loaded miles, partially offset by increases in revenue per loaded mile.
Con-way's consolidated operating income decreased 18.2% in the second quarter and was essentially flat in the first half of 2015. Second quarter operating income decreased due to lower operating income at Freight and Truckload, partially offset by higher operating income at Logistics. For the first half of 2015, operating income increased slightly due to higher operating income at Freight and Logistics, partially offset by lower operating income at Truckload. Freight's operating income in the second quarter of 2015 included the effects of higher driver wages and benefits from the earlier announced driver pay increase and $8.3 million in higher vehicular claims expense, contributing to the overall decrease in consolidated operating income.
Con-way's effective tax rates for the second quarter and first half of 2015 were 38.4% and 39.0%, respectively. The effective tax rates for the second quarter and first half of 2014 were 40.9% and 39.5%, respectively. Both years included discrete tax adjustments that impacted the effective tax rates, as more fully discussed in Note 8, "Income Taxes," of Item 1, "Financial Statements."
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

Freight
The following table compares operating results, operating margins and the percentage change in selected operating statistics of the Freight reporting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Revenue before inter-segment eliminations	$916,906	$940,503	$1,772,518	$1,788,530

Salaries, wages and employee benefits	433,526	403,895	848,599	796,266
Purchased transportation	132,206	152,921	262,521	291,495
Other operating expenses	135,261	121,505	261,337	243,120
Fuel and fuel-related taxes	63,520	90,657	125,990	185,737
Depreciation and amortization	36,736	37,742	74,012	74,412
Purchased labor	6,764	13,195	15,136	24,645
Rents and leases	13,365	12,000	26,222	23,312
Maintenance	26,012	25,567	51,809	47,957
Total operating expenses	847,390	857,482	1,665,626	1,686,944
Operating income	$69,516	$83,021	$106,892	$101,586

Operating margin	7.6%	8.8%	6.0%	5.7%

	2015 vs. 2014	2015 vs. 2014
Selected Operating Statistics
Weight per day	-3.0%	-2.3%
Revenue per hundredweight ("yield")	+0.4%	+1.9%
Shipments per day	-1.7%	-0.5%
Weight per shipment	-1.3%	-1.8%
Freight's revenue decreased 2.5% in the second quarter and 0.9% in the first half of 2015, due to decreases in fuel-surcharge revenue and weight per day, partially offset by increases in yield excluding fuel surcharges. In the second quarter, fuel-surcharge revenue decreased to 13.3% of revenue from 17.6% in 2014, and in the first half, decreased to 13.4% of revenue from 17.7% in 2014. Declines in fuel-surcharge revenue were largely due to decreased cost per gallon of diesel fuel. Weight per day decreased 3.0% in the second quarter and 2.3% in the first half of 2015, reflecting declines in both shipments per day and weight per shipment. Yield excluding fuel surcharges increased 5.5% in the second quarter and 7.0% in the first half of 2015. Improved yield excluding fuel surcharges benefited from revenue-management initiatives, including lane-based pricing, intended to increase operating margins by improving the composition of freight in the network. Improved yields also benefited from general rate increases.
As more fully discussed below in Item 3, "Quantitative and Qualitative Disclosures About Market Risk – Fuel," fuel surcharges are only one part of Con-way Freight's overall rate structure, and the total price that Con-way Freight receives from customers for its services is governed by market forces.
Freight's operating income decreased 16.3% in the second quarter of 2015, and in the first half, increased 5.2% from the prior-year period. The second-quarter decline in operating income reflects a decrease in revenue and higher expenses for vehicular claims. In the year-to-date period, operating income improved despite the decline in revenue. Both the second quarter and first half of 2015 benefited from revenue-management and linehaul-optimization initiatives that mitigated much of the impact from increased expenses from the previously announced driver pay increase, which went into effect January 1.
Expenses for salaries, wages and employee benefits increased 7.3% in the second quarter of 2015 due to an 11.1% increase in salaries and wages (excluding variable compensation) and a 2.4% increase in employee benefits, partially offset by a $4.4 million decrease in variable compensation. In the first half of 2015, salaries, wages and employee benefits increased 6.6% due to a 9.9% increase in salaries and wages (excluding variable compensation), partially offset by a $2.1 million decrease in variable compensation. Salaries and wages (excluding variable compensation) increased primarily due to annual salary and wage rate increases and increased miles driven by company drivers. In the second quarter, employee benefits expense increased due to higher payroll costs, partially offset by decreased expense for workers' compensation claims. The decline in expense for workers' compensation reflects a decrease in expense per claim, partially offset by an increase in the number of claims. The decrease in expense for variable compensation was based primarily on variations in performance relative to variable compensation plan targets.
Comparative changes in expenses for salaries, wages and employee benefits were affected by the timing of salary and wage rate increases. In January 2015, Con-way Freight implemented wage rate increases for drivers that included adjustments to ensure Con-way Freight's pay structures are competitive and market-based. The overall amount and timing of the increase are also designed to improve Con-way Freight's ability to attract and retain professional drivers in the context of an industry-wide driver shortage. As a result of these adjustments, management expects 2015 expense for driver wages and benefits to increase $60 million over 2014. In recent years, the comparable year-over-year impact of an annual driver wage increase has been approximately half this amount. Approximately $36 million of the expected $60 million increase occurred in the first half of 2015.
Purchased transportation expense decreased 13.5% in the second quarter and 9.9% in the first half of 2015 primarily due to decreases in fuel prices and the number of third-party carrier miles. The decrease in third-party carrier miles was largely the result of Con-way Freight's ongoing linehaul-optimization initiative that increased the proportion of linehaul transportation performed by Con-way Freight employees and equipment.
Other operating expenses increased 11.3% in the second quarter and 7.5% in the first half of 2015 primarily due to increased expenses for vehicular claims, a decline in gains from the sale of property and higher expenses for professional services. Higher expenses for vehicular claims include an $8.3 million second-quarter increase primarily related to accident severity. In the second quarter of 2014, the sale of an excess property generated a $3.4 million gain.
Expense for fuel and fuel-related taxes decreased 29.9% in the second quarter and 32.2% in the first half of 2015 primarily due to decreased cost per gallon of diesel fuel.
Purchased labor expense decreased 48.7% in the second quarter and 38.6% in the first half of 2015 primarily due to transitioning freight-handling functions from this source of labor to Con-way Freight employees.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Revenue before inter-segment eliminations	$405,936	$433,650	$823,006	$840,015
Purchased transportation	(218,715)	(246,963)	(445,630)	(470,838)
Net revenue	187,221	186,687	377,376	369,177

Salaries, wages and employee benefits	75,977	76,068	149,012	146,683
Other operating expenses	47,982	50,535	99,314	101,244
Fuel and fuel-related taxes	176	298	423	591
Depreciation and amortization	3,214	3,071	6,375	5,909
Purchased labor	27,823	27,528	57,961	56,358
Rents and leases	23,221	21,977	46,021	44,137
Maintenance	824	792	1,650	1,663
Total operating expenses excluding purchased transportation	179,217	180,269	360,756	356,585
Operating income	$8,004	$6,418	$16,620	$12,592

Operating margin on revenue	2.0%	1.5%	2.0%	1.5%
Operating margin on net revenue	4.3%	3.4%	4.4%	3.4%
Logistics' revenue decreased 6.4% in the second quarter of 2015 primarily due to a 9.8% decrease in revenue from transportation-management services, partially offset by a 0.7% increase in revenue from warehouse-management services. In the first half of 2015, Logistics' revenue decreased 2.0% due to a 4.2% decrease in revenue from transportation-management services, partially offset by a 2.3% increase in revenue from warehouse-management services. Decreases in revenue from transportation-management services are mainly due to decreases in the scope of existing customer contracts and decreases in fuel-surcharge revenue. Increases in revenue from warehouse-management services are due to increases in scope and volumes at existing customers.
Logistics' net revenue was relatively flat in the second quarter of 2015 as growth in revenue from warehouse-management services was mostly offset by a decline in the net revenue from transportation-management services. Logistics' net revenue increased 2.2% in the first half of 2015 primarily due to increased revenue from warehouse-management services.
Logistics' operating income increased 24.7% in the second quarter of 2015 due largely to lower operating costs. In the first half of 2015, operating income increased 32.0% due to higher net revenue from warehouse-management-services, partially offset by increased operating expenses.
Expenses for salaries, wages and employee benefits were relatively flat in the second quarter of 2015 due largely to a $2.1 million increase in variable compensation, offset by a 3.7% decrease in salaries and wages (excluding variable compensation). In the first half of 2015, expenses for salaries, wages, and employee benefits increased 1.6% due largely to a $3.5 million increase in variable compensation, partially offset by a 0.8% decrease in salaries and wages (excluding variable compensation). The increase in expense for variable compensation was based primarily on variations in performance relative to variable compensation plan targets. Salaries and wages decreased mainly due to the termination of certain customer contracts, partially offset by increased volumes at existing warehouse-management customers.
Other operating expenses decreased 5.1% and 1.9% in the second quarter and first half of 2015, respectively. The second quarter reflects a decline in information-technology service costs due to lower costs from network infrastructure and application support. The first half of 2015 reflects lower professional service costs. Both periods benefited from a decline in the amortization of setup costs of logistics operations under long-term contracts.
Rents and leases increased 5.7% in the second quarter and 4.3% in the first half of 2015 primarily due to expansions at existing warehouse-management contracts.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Freight revenue	$116,628	$120,754	$228,845	$236,167
Fuel-surcharge revenue	20,480	36,263	41,428	71,185
Other revenue	5,640	7,047	11,200	12,722
Revenue before inter-segment eliminations	142,748	164,064	281,473	320,074

Salaries, wages and employee benefits	48,920	51,880	98,485	102,159
Purchased transportation	16,936	16,028	32,168	30,399
Other operating expenses	16,459	15,715	32,134	32,809
Fuel and fuel-related taxes	24,810	39,827	48,980	81,127
Depreciation and amortization	16,999	17,181	34,124	34,331
Purchased labor	196	241	399	522
Rents and leases	365	364	693	773
Maintenance	8,750	9,329	17,616	18,075
Total operating expenses	133,435	150,565	264,599	300,195
Operating income	$9,313	$13,499	$16,874	$19,879

Operating margin on revenue	6.5%	8.2%	6.0%	6.2%
Operating margin on revenue excluding fuel-surcharge revenue	7.6%	10.6%	7.0%	8.0%

	2015 vs. 2014	2015 vs. 2014
Selected Operating Statistics
Freight revenue per loaded mile	+2.8%	+2.7%
Loaded miles	-6.0%	-5.7%
Truckload's revenue decreased 13.0% in the second quarter of 2015 primarily due to a 43.5% decrease in fuel-surcharge revenue and a 3.4% decrease in freight revenue. Fuel-surcharge revenue decreased primarily due to decreased cost per gallon of diesel fuel and fewer loaded miles. The decrease in freight revenue is due to a 6.0% decrease in loaded miles, partially offset by a 2.8% increase in revenue per loaded mile. In the first half of 2015, Truckload's revenue decreased 12.1% primarily due to a 41.8% decrease in fuel-surcharge revenue and a 3.1% decrease in freight revenue. Fuel-surcharge revenue decreased primarily due to decreased cost per gallon of diesel fuel and fewer loaded miles. The decrease in freight revenue is due to a 5.7% decrease in loaded miles, partially offset by a 2.7% increase in revenue per loaded mile. The decreases in loaded miles for both periods were partially attributable to increases in the number of unassigned tractors, which reflect the impact of an industry-wide driver shortage. Although improving each month of the second quarter of 2015, the number of unassigned tractors increased from the same periods of the prior year.
Truckload's operating income decreased 31.0% in the second quarter and 15.1% in the first half of 2015 primarily due to lower revenue and lower tractor utilization.
In the second quarter, expenses for salaries, wages and employee benefits decreased by 5.7% due to a 3.3% decrease in salaries and wages (excluding variable compensation) and a 13.2% decrease in employee benefits. In the first half of 2015 salaries, wages and employee benefits decreased 3.6% primarily due to a 2.9% decrease in salaries and wages (excluding variable compensation) and a 6.8% decrease in employee benefits. In the second quarter and first half of 2015, the decrease in salaries and wages (excluding variable-compensation) was due to fewer miles driven by company drivers, partially offset by wage rate increases. In the second quarter of 2015, employee benefits decreased due to a decrease in workers' compensation costs. Workers' compensation costs decreased due to a decrease in expense per claim, partially offset by an increase in the number of claims. In the first half of 2015, employee benefits decreased primarily due to decreased employee medical costs. Employee medical costs decreased due to a decrease in participant headcount, partially offset by an increase in claim cost per participant.
Purchased transportation expense increased 5.7% in the second quarter and 5.8% in the first half of 2015 primarily due to increased miles driven by the owner-operator fleet, partially offset by a decrease in fuel-surcharge expense.
Expenses for fuel and fuel-related taxes decreased 37.7% in the second quarter and 39.6% in the first half of 2015 due to lower cost per gallon of diesel fuel and lower fuel consumption primarily from fewer miles driven by company drivers.
Corporate and Eliminations
Corporate and Eliminations consists of defined benefit pension plans and corporate activities for which the related income or expense was not allocated to the reporting segments, the operating results of Con-way's trailer manufacturer, and eliminations. The table below summarizes components of Corporate and Eliminations other than inter-segment revenue eliminations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Revenue before inter-segment eliminations
Trailer manufacturing	$20,059	$18,799	$40,200	$35,734

Operating income (loss)
Reinsurance activities	(1,130)	(239)	(928)	1,648
Trailer manufacturing	(51)	(102)	(111)	(129)
Corporate properties and other corporate costs	(435)	(576)	(1,081)	(988)
Defined benefit pension income (expense)	(1,211)	679	(2,333)	1,174
	$(2,827)	$(238)	$(4,453)	$1,705

Liquidity and Capital Resources
Cash and cash equivalents increased to $435.1 million at June 30, 2015 from $432.8 million at December 31, 2014, as the $175.8 million provided by operating activities exceeded the $112.1 million and $61.3 million used in investing and financing activities, respectively. Cash provided by operating activities reflects net income and adjustments for non-cash items, partially offset by changes in assets and liabilities. Cash used in investing activities primarily reflects capital expenditures. Cash used in financing activities primarily reflects repurchases of common stock and payments of common dividends.

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Operating Activities
Net income	$65,827	$66,560
Non-cash adjustments [1]	136,939	147,140
Changes in assets and liabilities	(27,012)	(92,055)
Net Cash Provided by Operating Activities	175,754	121,645
Net Cash Used in Investing Activities	(112,131)	(106,588)
Net Cash Used in Financing Activities	(61,302)	(767)
Increase in Cash and Cash Equivalents	$2,321	$14,290

[1]	"Non-cash adjustments" refer to depreciation, amortization, deferred income taxes, provision for uncollectible accounts and other non-cash income and expenses.
Operating Activities
The most significant items affecting the comparison of Con-way’s operating cash flows for the periods presented are summarized below:
In the first half of 2015, changes in assets and liabilities used $65.0 million less cash compared to the same prior-year period, partially offset by a $10.9 million decline in operating cash flow provided by net income and non-cash adjustments. Significant comparative changes include receivables, accrued variable compensation and self-insurance accruals.
Receivables used $20.4 million during the first half of 2015 compared to $119.7 million used during the same prior-year period. The decrease in the use of cash is due to variations in revenue.
Accrued variable compensation used $28.5 million in the first half of 2015, compared to $6.3 million used in the same prior-year period. Improved performance relative to variable-compensation plan targets resulted in higher variable-compensation payments in the first half of 2015 when compared to the same prior-year period.
Self-insurance accruals used $7.8 million during the first half of 2015 compared to $5.6 million provided during the same prior-year period. The changes in self-insurance accruals resulted primarily from lower liabilities for workers' compensation and cargo claims.
Investing Activities
The most significant item affecting the comparison of Con-way’s investing cash flows for the periods presented is the decline in proceeds from the sales of property and equipment. During the first half of 2015, proceeds from the sales of property and equipment provided $12.2 million in cash compared to $22.4 million of cash provided in the same prior-year period. Variations are primarily due to lower proceeds from the sale of property and equipment at Freight and Truckload.
Financing Activities
The most significant items affecting the comparison of Con-way’s financing cash flows for the periods presented are summarized below:
Repurchases of common stock during the first half of 2015 used $34.8 million in cash. There were no stock repurchases in the first half of 2014.
Proceeds from the exercise of stock options declined $13.0 million from the first half of 2014 primarily due to a decline in the number of shares exercised.

Contractual Cash Obligations
Con-way’s contractual cash obligations as of December 31, 2014 are summarized in Item 7, "Management’s Discussion and Analysis – Liquidity and Capital Resources – Contractual Cash Obligations," of Con-way’s 2014 Annual Report on Form 10-K. In the first half of 2015, there have been no material changes in Con-way's contractual obligations outside the ordinary course of business.
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
Con-way has a $325 million unsecured revolving credit facility that matures on June 28, 2018. The revolving facility is available for cash borrowings and issuance of letters of credit. At June 30, 2015, no cash borrowings were outstanding under the credit facility; however, $98.8 million of letters of credit were outstanding, leaving $226.2 million of available capacity for additional letters of credit or cash borrowings, subject to compliance with financial covenants and other customary conditions of borrowing. At June 30, 2015, Con-way was in compliance with the revolving credit facility’s financial covenants and expects to remain in compliance.
Con-way had other uncommitted unsecured credit facilities totaling $49.6 million at June 30, 2015, which are available to support short-term borrowings, letters of credit, bank guarantees and overdraft facilities. At June 30, 2015, $2.0 million of cash borrowings and $20.8 million in other credit commitments were outstanding leaving $26.8 million of available capacity.
See "Forward-Looking Statements" below and Item 1A, "Risk Factors," and Note 5, "Debt and Other Financing Arrangements," of Item 8, "Financial Statements and Supplementary Data," in Con-way’s 2014 Annual Report on Form 10-K for additional information concerning Con-way's $325 million credit facility.
In 2015, Con-way anticipates capital and software expenditures of approximately $300 million, net of proceeds from asset dispositions, which compares to $254.9 million in 2014. During the first half of 2015, Con-way had $112.1 million of capital and software expenditures, net of proceeds from asset dispositions. Con-way’s actual 2015 capital expenditures may differ from the estimated amount depending on factors such as availability and timing of delivery of equipment.
At June 30, 2015, Con-way’s senior unsecured debt was rated as investment grade by Standard and Poor’s (BBB-), Fitch Ratings (BBB-), and Moody’s (Baa3). Standard and Poor's, Fitch Ratings, and Moody's assigned an outlook of "stable."

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) The following table provides information on shares of common stock repurchased by Con-way during the quarter ended June 30, 2015:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased [1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs [1]
April 1, 2015 - April 30, 2015	120,000	$42.66	120,000	$111,804,008
May 1, 2015 - May 31, 2015	180,000	41.88	180,000	104,265,425
June 1, 2015 - June 30, 2015	160,000	40.12	160,000	97,846,939
	460,000	$41.47	460,000	$97,846,939

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

Con-way Inc.
(Registrant)

Date:	July 29, 2015	By:	/s/ Stephen L. Bruffett
Stephen L. Bruffett
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

